Form 10-K
period 2003-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2004-03-26
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003,

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Victoria Hall 11 Victoria Street Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (441) 295-8201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Ordinary Shares, 0.15144558¢ par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of December, 31, 2003, was $710,784,245 based on the closing sale price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that The Blackstone Group, Credit Suisse First Boston Private Equity, Wellington Underwriting plc, Montpelier Reinsurance Ltd, and all directors and employees of the registrant were "affiliates". The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed as of December 31, 2003. The aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the Registrant on June 30, 2003 is not applicable as the Registrant was not publicly traded as of June 30, 2003.

As of March 1, 2004, 69,179,303 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

PART I

Unless the context otherwise requires, references in this Annual Report to the "Company," "we," "us" or "our" refer to Aspen Insurance Holdings Limited (formerly known as Exali Reinsurance Holdings Limited; "Aspen Holdings") or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited (formerly known as Wellington Reinsurance Limited and The City Fire Insurance Company Limited; "Aspen Re"), Aspen (UK) Holdings Limited ("Aspen U.K. Holdings"), Aspen Insurance UK Services Limited ("Aspen U.K. Services"), Aspen Insurance Limited ("Aspen Bermuda"), Aspen U.S. Holdings, Inc. ("Aspen U.S. Holdings"), Aspen Specialty Insurance Company (formerly known as Dakota Specialty Insurance Company; "Aspen Specialty"), Aspen Specialty Insurance Management Inc. ("Aspen Management"), Aspen Re America, Inc. ("Aspen Re America"), Aspen Insurance U.S. Services Inc. ("Aspen U.S. Services") and any other direct or indirect subsidiary collectively, as the context requires. Aspen Re, Aspen Bermuda and Aspen Specialty are each referred to herein as an "Insurance Subsidiary," and collectively referred to as the "Insurance Subsidiaries." References in this report to "U.S. dollars," "dollars", "$" or "¢" are to the lawful currency of the United States of America, references to "British Pounds," "pounds" or "£" are to the lawful currency of the United Kingdom, and references to "euros" or "€" are to the lawful currency adopted by the participating member states of the European Union (the "E.U.") other than Denmark, Sweden and the United Kingdom, unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, "Business", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and the differences could be substantial. The risks, uncertainties and other factors set forth below under Item 1, "Business – Risk Factors" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under "—Risk Factors" in Item 1, and the following:

•	our short operating history;

•	the impact of acts of terrorism and acts of war;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	loss of key personnel;

•	the inability to maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	the effects of terrorist-related insurance legislation and laws;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers; and

•	Aspen Holdings or Aspen Bermuda becomes subject to income taxes in the United States or the United Kingdom.

The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise or disclose any difference between our actual results and those reflected in such statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the points made above. You should specifically consider the factors identified in this report which could cause actual results to differ before making an investment decision.

Item 1.    Business

General

We are a Bermuda holding company that provides property and casualty reinsurance in the global market, property and liability insurance principally in the United Kingdom and surplus lines insurance in the United States through our wholly-owned subsidiaries located in London, Bermuda and the United States. For the year ended December 31, 2003, we wrote $1,306.8 million in gross premiums, of which $1,001.9 million related to reinsurance and $304.9 million related to insurance. In the period from our formation on May 23, 2002, through December 31, 2002, we wrote $374.8 million in gross premiums, of which $288.2 million related to reinsurance and $86.6 million related to insurance. As of December 31, 2003, approximately 48.0% of our reinsurance gross premiums written covered risks located in the United States and Canada, approximately 21.7% covered risks located in the United Kingdom and the balance covered worldwide risks and risks located in Western Europe, Japan and Australia. Our insurance business covers commercial risks predominantly located in the United Kingdom and the United States, with a small portion in Ireland.

Our senior management and many of our underwriters worked as a team at the Society of Lloyd's ("Lloyd's") Syndicate 2020 ("Syndicate 2020") and its predecessors. Syndicate 2020 is an underwriting operation in the London Market and is managed by Wellington Underwriting Agencies Limited ("WUAL"), a wholly-owned subsidiary of one of our largest shareholders, Wellington Underwriting plc ("Wellington"). When we commenced operations on June 21, 2002, we secured from Wellington and WUAL the opportunity to underwrite a substantial portion of the portfolio of risks that had been developed over many years by the team of underwriters that joined us from Syndicate 2020. Since the formation of the Company, Syndicate 2020 has continued to operate within the operating and regulatory structure of the Lloyd's market. Aspen Re, our principal U.K. operating subsidiary, is an insurance company directly regulated by the Financial Services Authority ("FSA") and, as such, is not a member of Lloyd's or part of the Lloyd's market.

When we commenced operations on June 21, 2002, Wellington and WUAL agreed to facilitate the transfer to us of our senior management team at that time and all of the Syndicate 2020 underwriters that specialize in the lines of business that we underwrite. As part of this agreement, Wellington agreed to provide us with some administrative services for a transition period, to offer us a quota share of Syndicate 2020's business and not to compete initially with us. We have chosen to continue to outsource support for our information technology systems to Wellington, but we anticipate that we will not continue to receive any other significant services from WUAL beyond the end of 2003. On December 19, 2003, WUAL gave notice to terminate this agreement with effect 18 months after such date. We also received cash from Wellington upon its exercise of rights to purchase our ordinary shares.

As a result of these formation agreements, we secured from Wellington and WUAL the opportunity to underwrite a substantial portion of the portfolio of risks that had been developed over many years by the team of underwriters that joined us from Syndicate 2020. This portion of the portfolio of risks comprises certain of our initial lines of business, including U.K. commercial property insurance, U.K. commercial liability insurance, property reinsurance and casualty reinsurance (the "Initial Lines of Business"). We believe this established book of business and the operational continuity we enjoy gave us a competitive advantage over other recent start-up companies in the insurance and reinsurance sectors.

We manage our operations around two business segments: reinsurance and insurance. These two business segments and their respective lines of business may, at times, have different business cycles, allowing us to manage our business by emphasizing one segment over the other, or one line of business within a particular segment over another, depending on market conditions.

In our reinsurance segment, we strive to differentiate ourselves by providing our customers with innovative and customized solutions to complex risks by utilizing our intellectual capital and our underwriters' extensive experience in the marketplace. By focusing on our customers' most difficult reinsurance needs, our underwriting team has established strong and long-standing relationships with a variety of insureds and brokers. These needs are where our clients experience genuine uncertainty regarding the likelihood of a loss occurring and, if such a loss event occurs, how much the ultimate costs may be. Large infrequent losses such as earthquakes and windstorms require considerable technical expertise to be able to be understood and priced correctly.

Our reinsurance segment includes the following business lines:

•	property reinsurance;

•	casualty reinsurance; and

•	specialty reinsurance.

Our reinsurance operations are primarily centered in London, one of the major reinsurance markets in the world. The London Market attracts customers from all over the world seeking flexible and innovative solutions for a wide variety of property, casualty and specialty risks. The London Market is also known for its high concentration of brokers and insurers, and for its highly developed infrastructure. Our operational base in London allows our management and underwriters to continue to access their long-standing broker and client relationships in this important market. We believe that our presence in the London Market also gives us the advantage of convenient access to extensive resources of underwriting and other professional services, such as actuarial analysis, claims adjustment and consulting services.

In addition to being a well-established reinsurer in the London Market, we have expanded our reinsurance operations to the Bermuda market by establishing Aspen Bermuda. Bermuda is an important and growing reinsurance market, and we believe that Aspen Bermuda will allow us to continue to diversify our portfolio and to take advantage of the efficient operating environment that Bermuda provides.

Aspen Re America, Inc., a wholly-owned subsidiary of Aspen U.S. Holdings, functions as a reinsurance intermediary with offices in New Jersey and Connecticut. Aspen Re America has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license. Aspen Re America's New Jersey office will focus on casualty facultative reinsurance and its Connecticut office will focus on property reinsurance, in each case, written on behalf of Aspen Re.

In our insurance segment, we currently focus on U.K.-based commercial risks placed through our established contacts with the London and broader U.K. broker community, as well as U.S. surplus lines insurance. Our insurance segment includes the following business lines:

•	commercial property insurance;

•	commercial liability insurance; and

•	U.S. surplus lines.

Our insurance operations are conducted in London and, most recently, in the United States. In the United Kingdom and Ireland we underwrite property and liability lines for small and medium-sized commercial customers. We believe that we are able to underwrite these risks successfully because of the specialized knowledge of our dedicated underwriting team and our underwriters' credibility and relationships in the London Market and throughout the U.K. regional markets. Generally, these lines of insurance have experienced a considerable shortage of capacity since 2001 as a result of, among other things, the exit from the market of a large U.K. insurance provider and events affecting the insurance industry generally.

We have recently acquired Dakota Specialty Insurance Company ("Dakota Specialty"), which was renamed as Aspen Specialty. Aspen Specialty is a wholly-owned subsidiary incorporated in North Dakota eligible to write certain lines of insurance on a surplus lines basis in the majority of states in which we intend to write business. Aspen Specialty, which is based in Boston, Massachusetts, writes property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network.

Our largest shareholders at the time of our initial public offering included affiliates of The Blackstone Group ("Blackstone"), Wellington, Candover Partners Limited ("Candover"), Credit Suisse First Boston Private Equity ("CSFB Private Equity"), Montpelier Re Holdings Ltd. ("Montpelier Re"), 3i Group plc ("3i"), Olympus Partners ("Olympus") and Phoenix Equity Partners ("Phoenix"). At December 31, 2003, we had $1,298.7 million in shareholders' equity.

Company History and Organization

Aspen Holdings was incorporated in Bermuda under the name of Exali Reinsurance Holdings Limited ("Exali") on May 23, 2002 under the Bermuda Companies Act 1981, as amended (the "Companies Act"). Exali subsequently changed its name to Aspen Insurance Holdings Limited on November 20, 2002. On June 21, 2002, Aspen Holdings acquired the entire issued share capital of The City Fire Insurance Company Limited ("City Fire"), which is authorized by the FSA and which was renamed Wellington Reinsurance Limited ("Wellington Re") and subsequently renamed Aspen Insurance UK Limited, which we refer to as Aspen Re. The total consideration paid for City Fire including costs was £16.1 million in cash, which at the exchange rate prevailing on the date of the transaction was equal to US$24.2 million, with no additional consideration payable. Aspen Re was capitalized with $610 million and commenced underwriting activities on June 21, 2002, after it secured the opportunity to underwrite a substantial part of an established portfolio of reinsurance and insurance risks that had been developed by Syndicate 2020 and its predecessors. The insurance portfolio purchased from City Fire is in run-off administered by Aspen Re.

On November 6, 2002, Aspen Holdings established a wholly-owned Bermudian insurance subsidiary. Originally incorporated as Exali Insurance Limited, the subsidiary changed its name to Aspen Insurance Limited, which we refer to as Aspen Bermuda, on November 22, 2002. Aspen Bermuda was capitalized with $200 million. A further capital contribution of $150 million was made to Aspen Bermuda on December 15, 2003.

On September 5, 2003, Aspen U.S. Holdings acquired Dakota Specialty, which we refer to as Aspen Specialty and has been renamed Aspen Specialty Insurance Company upon completion of the acquisition. The total consideration paid for Dakota Specialty including costs was $20.8 million in cash, with no additional consideration payable. Aspen Specialty is a wholly-owned surplus lines subsidiary incorporated in North Dakota eligible to write certain lines of insurance on a surplus lines basis in the majority of states in which it intends to write business. Aspen Specialty was subsequently capitalized with approximately $101 million, derived from our existing funds and the funds available from our credit facilities.

On November 18, 2003, Aspen Re America, a wholly-owned subsidiary of Aspen U.S. Holdings, was incorporated in Delaware. Aspen Re America functions as a reinsurance intermediary and has been granted binding authority from Aspen Re to underwrite reinsurance business protecting American cedents/buyers. Aspen Re America has offices in New Jersey and Connecticut and has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license.

On December 4, 2003, Aspen Holdings completed its initial public offering and was listed on the New York Stock Exchange. The proceeds of the initial public offering, including the proceeds from our underwriters' exercise of their over-allotment option on December 12, 2003, net of expenses, was $244.0 million.

Set forth below is a chart of our corporate organization:

Industry Trends

At the time we started Aspen Holdings, we identified unprecedented opportunities for new insurers and reinsurers. In the late 1990s, the insurance and reinsurance industry had suffered from excess underwriting capacity and poor pricing conditions. The resulting underwriting losses were progressively recognized by the industry and have continued to affect companies' earnings and capital into the early years of the current decade. In addition, beginning in 2000, insurers and reinsurers suffered from a rapidly declining interest rate environment and increasingly negative returns on their equity investments, which further reduced the industry's capital and capacity for risk-taking.

As a result of these trends, pricing conditions in many lines of business started improving by early 2001. The terrorist attacks of September 11th added to the emerging reserve deficiencies of many insurers and reinsurers around the world, contributing to a shortage of underwriting capacity in certain lines of business, a retrenchment by many market players and a growing number of insolvencies in the industry. Industry estimates suggest that the capital base of the global property and casualty insurance and reinsurance markets diminished by an estimated $180 billion from the end of 2000 through August of 2002. This equaled 25% of the approximately $700 billion in available capital at the end of 2000.

These market conditions have led to sharp rate increases as well as tightening of coverage terms and conditions in certain business lines and have created a favorable pricing environment for many segments of the reinsurance and insurance industry. We believe that we have the experience and knowledge to take advantage of these opportunities and to manage our business successfully throughout the cycles of the industry.

Our Business Strategy

The key aspects of our business strategy are to:

Diversify Our Business Portfolio.    We plan to continue to diversify our insurance and reinsurance operations by expanding into different lines of business, by offering new products within our existing lines of business, by selectively increasing our exposure in parts of the world where we are currently under-represented and by increasing the amount of insurance business that we underwrite. For example, in 2003 we began writing aviation and marine reinsurance business, have further expanded our U.K. liability insurance business and began to write U.S. surplus lines business. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills. As we expand the scope of our business, we intend to remain focused on the same type of high value-added underwriting for which we enjoy a strong reputation.

Build on Our Presence in the London, Bermuda and U.S. Markets.    We believe that the London and Bermuda markets offer complementary business opportunities. Our presence in both markets allows us to serve more of our clients' needs by offering a wider range of products. In addition to maintaining a strong presence in the United Kingdom, we began to expand our underwriting capacity in Bermuda and the United States in 2003. By developing operating centers in the London Market and in Bermuda, as well as expanding in the U.S. surplus lines and property reinsurance market, we seek to increase our business opportunities and to gain access to the different types of risks offered in such markets.

Deploy Our Capital Effectively.    Our initial private equity funding, net of issuance costs, of $836.9 million was sized to address our initial capital needs. Most of this funding was rapidly deployed to support the business written by our operating subsidiaries at that time, Aspen Re and Aspen Bermuda. An additional $244.0 million net of costs, was raised in 2003, through our initial public offering in December 2003. We strive to maintain an optimal level of capital relative to our business plan. To do this, we employ rigorous statistical modeling techniques to assess the risk of loss to our capital base based upon the portfolio of risks we underwrite. We intend to manage our capital prudently relative to our risk exposure to maximize profitability and long-term growth in shareholder value. We believe that our capital base provides a high degree of financial strength to support our operations and to meet our clients' needs. See "—Ratings" below.

Anticipate and Adapt to Changing Market Conditions.    By anticipating changing market conditions, we seek to access different lines of business with complementary risk/return characteristics and to deploy capital appropriately. We monitor relative and absolute rate adequacy and movements and we adjust the composition of our risk portfolio based on market conditions and underwriting opportunities. At the current time, we plan to increase the amount of insurance that we underwrite relative to the amount of reinsurance. We believe this will improve the balance of our business. We also plan to increase the amount of casualty lines we underwrite relative to the amount of property lines because of attractive market trends. We are prepared to adjust our underwriting and capital management objectives in order to respond in a timely manner to the changing market environment for all or some of our lines of business. This may include reducing our gross premiums written for a business line, or for our overall writings, should conditions warrant.

Manage Risk Retention through the Purchase of Reinsurance.    While we seek to write business which is profitable on a gross basis, we manage our net exposure to catastrophic losses and large individual risk losses by selectively purchasing reinsurance. We seek the optimal protection for the individual and aggregate exposures that we assume under our reinsurance contracts and insurance policies, with a view to reducing the volatility of our underwriting results on a long-term basis. We continue to use many of the same reinsurers with whom our management had built relationships while at Syndicate 2020. The substantial majority of reinsurers that we currently use have a rating of "A" (Excellent), or better by A.M. Best, the top three of fifteen rating levels.

Employ a Conservative Investment Policy.    We protect our capital by employing, among other things, a conservative investment policy that focuses on highly rated fixed income securities. We will manage the duration of our fixed income investments having regard to the nature of our reinsurance and insurance risks and wider market and economic conditions. We currently do not invest in equity securities and we do not expect that investments in equity securities will compose a significant portion of our investment portfolio for the foreseeable future.

Business Segments

We have two business segments: reinsurance and insurance. Our business segments and the related gross premiums written, set forth by business segment, are as follows:

Business Segment	Gross Premiums Written
	For the twelve months ended December 31, 2003		For the period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)	% of Total	($ in millions)	% of Total
Reinsurance	$1,001.9	76.7%	$288.2	76.9%
Insurance	304.9	23.3%	86.6	23.1%
Total	$1,306.8	100.0%	$374.8	100.0%

Reinsurance

Our reinsurance segment consists of the following lines of business: property reinsurance, casualty reinsurance and specialty reinsurance.

The reinsurance business we write (including the quota share business) can be analyzed by geographic region as follows for the period from January 1, 2003 to December 31, 2003:

	Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total
	($ in millions)
Australia/Asia	$74.8	7.5%
Caribbean	7.6	0.8%
Europe	61.7	6.2%
United Kingdom	217.9	21.7%
United States and Canada (1)	481.2	48.0%
Worldwide excluding United States (2)	25.4	2.5%
Worldwide including United States (3)	125.4	12.5%
Others	7.9	0.8%
Total	$1,001.9	100.0%

(1)	"United States and Canada" comprise individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.
(2)	"Worldwide excluding the United States" comprise individual policies that insure risks wherever they may be across the world but specifically exclude the United States.
(3)	"Worldwide including the United States" comprise individual policies that insure risks wherever they may be across the world but specifically include the United States.

Property Reinsurance.    Our property reinsurance line of business is written on both a treaty and a facultative basis. For the twelve months ended December 31, 2003, property treaty and facultative reinsurance accounted for, respectively, $516.9 million and $41.3 million of our gross premiums written. Property treaty and facultative reinsurance accounted for, respectively, $112.9 million and $4.7 million of our gross premiums written during the period from incorporation on May 23, 2002 to December 31, 2002. The property treaty reinsurance we write includes catastrophe, risk excess and pro rata, including retrocession. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. For the twelve months ended December 31, 2003, our mix of property treaty reinsurance business, as measured by gross premiums written, was approximately 44.5% catastrophe, 43.8% risk excess and 11.7% pro rata. Our mix of property treaty reinsurance business, as measured by gross premiums written during the period from May 23, 2002 to December 31, 2002, was approximately 36.8% catastrophe, 54.1% risk excess and 9.1% pro rata. As at December 31, 2003, approximately 55.3% of the gross premiums written in our property reinsurance line of business are in the United States and Canada. The balance of our business is sourced from territories throughout the world, including the United Kingdom and Europe. An element of this business is classified as "worldwide" exposure and this may include additional exposure in the United States.

In January 2004, we expanded our U.S. property reinsurance underwriting through the establishment of our reinsurance intermediary, Aspen Re America, which will focus on underwriting proportional and risk excess treaty reinsurance.

        Treaty Catastrophe.    Treaty catastrophe reinsurance contracts are typically "all risk" in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. Coverage for other perils may be negotiated on a given treaty. The predominant exposures covered are losses stemming from property damage and business interruption resulting from a covered peril. Coverage can also be more limited by extending to only specified perils such as windstorm.

Property catastrophe reinsurance is generally written on an excess of loss basis. Excess of loss reinsurance provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. A loss from a single occurrence is limited to the initial policy limit and would not include the policy limit available following the payment of a reinstatement premium. The coverage provided for under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected regions or geographical areas.

        Treaty Risk Excess.    We also write risk excess of loss property treaty reinsurance. This type of reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single "risk" basis, rather than to aggregate losses for all covered risks, as does catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings due to fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, particularly earthquakes.

        Treaty Pro Rata.    Our treaty pro rata reinsurance product provides coverage based on the original risks written by the ceding client, rather than the loss incurred by that client. Under our pro rata reinsurance treaties, we share risks in the same proportion as our share of premium and policy amounts. Pro rata contracts can be particularly prone to accumulations of exposure and losses due to catastrophic events. We write pro rata contracts where we believe historical results and the quality of information provided by the reinsured justify the writing of such coverage.

We also provide retrocessional property coverage, which is reinsurance protection to other reinsurers or retrocedents. Approximately 1.4% of the reinsurance protection that we provided was retrocessional coverage, based on the written premiums for the twelve months ended December 31, 2003. Our retrocessional coverage is focused on catastrophe protections of U.K. and non-U.S. treaty accounts and London Market direct and facultative accounts. We believe, based on the historical experience of management, the most opportune time to write retrocessional coverage follows major catastrophes. Retrocessional coverage typically carries a higher degree of volatility versus reinsurance as it covers the concentration of catastrophe exposure written by retrocedents, which in turn may have an aggregation of losses from a single catastrophic event. In addition, the information available in pricing retrocessional coverage can be less precise than the information received directly from the primary companies.

A very high percentage of the reinsurance contracts that we write exclude coverage for losses arising from the peril of terrorism involving nuclear, biological or chemical attack outside the U.S. Within the U.S. our reinsurance contracts generally exclude acts that are certified as "acts of terrorism" by the U.S. Treasury Department under the Terrorism Risk Insurance Act of 2002 (the "Terrorism Act"). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are sometimes covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts, both on a pro rata and risk excess basis, covering solely the peril of terrorism. We have done so only in instances where we believe we are able to obtain pricing that is commensurate with our exposure. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

        Facultative Property.    Our facultative property reinsurance line of business was underwritten by Wellington Underwriting, Inc. ("WU Inc."), a managing general agency owned by Wellington with six offices in the United States. The business was written on an excess of loss basis for U.S. primary insurance policyholders both in the United States and for their overseas interests. In facultative reinsurance, the reinsurer assumes all or part of a risk under a single insurance contract. Facultative reinsurance is negotiated separately for each contract. Facultative reinsurance is normally purchased by insurers where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. There is typically a different type of underwriting expertise required in facultative underwriting as compared to treaty underwriting. WU Inc. underwrote this business and had authority to bind us on reinsurance policies within the defined limits we agreed. This binding authority agreement ended at year end 2003. A limited amount of facultative property risks may be written on a worldwide basis by Aspen Re, but will in future be classified with direct property insurance risk written by the same business unit.

Casualty Reinsurance.    Our casualty reinsurance line of business is written on both a treaty and a facultative basis. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance. We also write U.S. casualty facultative reinsurance. For the twelve months ended December 31, 2003, our mix of casualty reinsurance business as measured by gross premiums written was approximately 36.8% U.S. treaty, 49.7% non-U.S. treaty and 13.5% casualty facultative. Our mix of casualty reinsurance business as measured by gross premiums written during the period from May 23, 2002 to December 31, 2002 was approximately 17.6% U.S. treaty, 72.5% non-U.S. treaty and 9.9% casualty facultative. For the twelve months ended December 31, 2003, 86.9% of premiums were derived from the United Kingdom, Australia and the United States, with the remainder representing risks in the rest of the world. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. We also write pro rata reinsurance contracts that are applied to portfolios of excess of loss insurance policies.

        U.S. Treaty.    Our U.S. casualty reinsurance business is composed of long tail treaty contracts protecting U.S. cedents mostly on an excess of loss basis. We reinsure exposures with respect to automobile liability, workers' compensation, medical malpractice, and professional liability for lawyers, regional accountants, architects and engineers. As of the twelve months ended December 31, 2003, our U.S. casualty reinsurance business comprised 42.5% of our total casualty treaty business as measured by gross written premiums. Our U.S. casualty reinsurance business was one of our smaller lines in terms of premiums written in 2002 due to the fact that we did not have a dedicated U.S. underwriting team. Our U.S. casualty reinsurance increased significantly in 2003 due to the addition of our U.S. underwriting team and we expect an additional increase in this line of business in 2004.

        Non-U.S. Treaty.    Our non-U.S. casualty reinsurance business is composed of long tail treaty contracts. Approximately 90% of the non-U.S. casualty reinsurance business is written on an excess of loss basis and the remaining 10% is written on a pro rata basis. The exposures that we cover in the non-U.S. casualty business include automobile liability, workers' compensation, employers' liability, public and product liability, fidelity business and professional indemnity. We focus on business that is exposed to severe losses but not expected to produce high levels of claims frequency.

        Casualty facultative.    Our casualty facultative reinsurance line of business consists of umbrella, general liability and workers' compensation reinsurance, which in 2003 was written for us by WU Inc. In addition, until the end of 2003, we also wrote automobile liability reinsurance for U.S. clients through WU Inc., focusing primarily on short haul trucking clients, rather than long distance or interstate trucking. Currently, approximately all exposures reinsured in this line of business are located in the United States. This is facultative reinsurance written on an excess of loss basis. The binding authority agreement authorizing WU Inc. to bind us on automobile reinsurance policies ended at year end 2003 and we are no longer writing automobile reinsurance of this type. The umbrella, general liability and workers' compensation binding authority, together with the team that wrote this business for us at WU Inc., was transferred to Aspen Re America on February 1, 2004.

Specialty Reinsurance.    Our specialty reinsurance line of business is composed of specialty risks such as those covered by aviation and marine reinsurance, including exposure to catastrophes in these lines. This line also includes quota share reinsurance to Syndicate 2020 for various specialty lines including energy, property and aviation. We also provide contingency reinsurance, such as event cancellation risks. For the twelve months ended December 31, 2003, our mix of specialty reinsurance business as measured by gross premiums written was approximately 51.8% quota share reinsurance from Syndicate 2020, 21.3% contingency reinsurance and 26.9% aviation and marine reinsurance. Our mix of specialty reinsurance business as measured by gross premiums written during the period from May 23, 2002 to December 31, 2002 was approximately 96.6% quota share reinsurance from Syndicate 2020 and 3.4% contingency reinsurance. The coverage provided for under our specialty reinsurance line of business may be on a worldwide basis.

For 2002, we acquired certain of our specialty lines business by reinsuring through quota share reinsurance approximately 13% of the business written by Syndicate 2020 and 70% of the business written by Syndicate 3030. Under the framework agreement between WUAL and Aspen Re entered into at our formation, WUAL agreed to offer to Aspen Re a quota share of up to 20% of the business written by Syndicate 2020 and Aspen Re agreed to offer Syndicate 2020 a quota share of up to 20% of its business in each calendar year. For 2003, we elected to take a 7.5% quota share of the Syndicate 2020 lines, whereas Syndicate 2020 elected not to take a quota share of any of our lines because of capacity constraints. We have agreed with Wellington that WUAL would waive its right to take a portion of the quota share of the business written by Aspen Re for 2004 only. We also will not take a quota share of the Syndicate 2020 lines of business for 2004. Our quota share reinsurance of Syndicate 3030 ("Syndicate 3030"; together with Syndicate 2020, the "Syndicates") was for 2002 only. Syndicate 3030 did not continue into 2003 or beyond. Aspen Re's participation in these arrangements with the Syndicates constituted approximately 58% of our gross premiums written from our formation through December 31, 2002 and approximately 6% of our gross premiums written for the twelve months ended December 31, 2003.

Insurance

Our insurance segment consists of the following lines of business: commercial property insurance, commercial liability insurance and U.S. surplus lines commercial property and commercial liability insurance.

The insurance business we write can be analyzed by geographic region as follows for the twelve months ended December 31, 2003:

	Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total
	($ in millions)
Europe (other than UK)	$13.7	4.5%
United Kingdom	291.2	95.5%
Total	$304.9	100.0%

Commercial Property Insurance.    Our commercial property insurance line of business consists of U.K. commercial property insurance and worldwide property insurance. The U.K. commercial property insurance focuses on providing insurance coverage with respect to losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. middle market corporate and public sector clients and property owners. Our maximum limit for coverage under each policy is £60 million Estimated Maximum Loss ("EML") per location. Our worldwide property insurance focuses on providing physical damage and business interruption coverage to major commercial and industrial companies on a global basis.

Commercial Liability Insurance.    Our commercial liability insurance line of business focuses on providing employers' liability coverage and public liability coverage for insureds domiciled in both the United Kingdom and Ireland. The maximum coverage is £10 million for employers' liability and £5 million for public liability.

In the United Kingdom, all employers must maintain employers' liability insurance. This insurance covers employers' liability for bodily injury or disease sustained by employees, and arising out of and in the course of employment. In the United Kingdom, employees are required to show breach of statute or tort prior to being entitled to any compensation. As opposed to the United States, there is no set scale of compensation in the United Kingdom, as claims are settled in accordance with legal precedent and official damages guidelines. Most claims are settled out of court; however, most employees engage legal representation that increases claim costs but in a predictable way. Insurance cover is written on an "occurrence" basis, that is, the monetary limits of the insurance apply to all claims relating to any one occurrence, with the minimum legal requirement being £5 million for any one occurrence. However, the usual limit for employers' coverage is £10 million for any one occurrence.

Public liability insurance covers businesses for claims made against them by members of the public or other businesses, but not for claims by employees or shareholders of such businesses. Public liability insurance is generally not required by regulation.

U.S. Surplus Lines.    Through our acquisition of Aspen Specialty we intend to write both property and casualty insurance business. We expect this book of business to consist of approximately 70% property risks and 30% casualty risks. Aspen Specialty was acquired on September 5, 2003. The property account will consist predominantly of mercantile, manufacturing and commercial real estate business. The casualty account will consist of primarily general liability, umbrella liability and certain errors and omissions insurance. The casualty focus will be on premises risks, low to moderate hazard products and selected classes of contracting risks.

We have also formed Aspen Management, a licensed surplus lines brokerage company based in Boston, Massachusetts to facilitate the placement of business into Aspen Specialty.

Underwriting and Risk Management

Our objective is to create a balanced portfolio of insurance and reinsurance risks, diversified across classes, products, geographic areas of coverage, cedents and source. We undertake a detailed risk analysis in our risk management program which identifies the risks we are exposed to, and rates the impact of each risk on our business. We analyze projected catastrophe exposures to which we could be exposed and attempt to limit the amount of potential loss that may arise from a single catastrophic event. We also manage our exposure by reference to the correlation between the risk characteristics of our business portfolios.

Our underwriting team is led by our Chief Executive Officer, Christopher O'Kane. We underwrite to specific disciplines, with the aim of maintaining the following principles:

•	operate within prescribed maximum underwriting authority limits;

•	make consistent use of peer review—all risks underwritten are subject to peer review by at least one qualified peer reviewer;

•	use independent reviewers;

•	use risk assessment models such as RMS, EQE and AIR to assist in the treaty underwriting process and use RMS to quantify our catastrophe aggregate exposures;

•	employ dedicated personnel who monitor the aggregation of our risks; and

•	prepare monthly aggregation reports for review by our senior management.

We delegate underwriting authority to our underwriters in accordance with an understanding of each individual's capabilities. We issue detailed letters of underwriting authority to each of our underwriters, which contain authority limits tailored to the classes of business written by the particular underwriter. The underwriting authority limits are regularly reviewed by management and are reviewed by the boards of directors of our Insurance Subsidiaries annually.

Our reinsurance and insurance segments have different risk acceptance guidelines, authority limits and accumulations. For most risks in our reinsurance segment, prior to quoting a price for a risk, the underwriter must seek at least one qualified peer review. In our insurance segment, review is required for all risks although this does not necessarily take place before acceptance. A similar peer review system is being developed for the insurance business written by Aspen Specialty. These peer reviews are in place to ensure high standards of underwriting discipline and consistency.

With respect to our U.S. facultative property and casualty reinsurance lines of business prior to the end of 2003, WU Inc. wrote reinsurance under explicit authority limits in accordance with binding authority agreements. These agreements, two of which expired on December 31, 2003 and one expired on January 31, 2004, contained our operating guidelines, commissions, claims settlement authority limits, limits per risk coverage and aggregate premium limits. In addition, WU Inc. imposed authority limits on its individual underwriters. For risks falling outside an underwriter's authority, the underwriter consulted the relevant branch manager, senior or specialist underwriter, and ultimately the chief underwriting officer of WU Inc., as needed. The WU Inc. team that recently joined Aspen Re America will report to our Chief Casualty Underwriter.

Marketing

With respect to our reinsurance segment, our business is produced principally through brokers and reinsurance intermediaries and, in most cases, it is produced through the London Market broker communities. The brokerage distribution channel provides us with access to an efficient, variable cost and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks. The brokers and reinsurance intermediaries typically act in the interest of ceding clients or insurers; however, they are instrumental to our continued relationship with our clients.

The following table shows our gross reinsurance premiums written by broker as of the twelve months ended December 31, 2003:

	Reinsurance
	Twelve months ended December 31, 2003
	($ in millions)	% of Total
Aon	$279.8	27.9%
Marsh	171.6	17.1%
Benfield	124.2	12.4%
Willis	123.9	12.4%
Ballantyne	43.1	4.3%
Others	259.3	25.9%
Total	$1,001.9	100.0%

Our commercial lines of business are mostly produced through the U.K. regional and London broker network. Our U.S. property and casualty products are marketed through a select number of appointed wholesale brokers with the appropriate surplus lines licenses. The following table shows our gross insurance premiums written by brokers as of the twelve months ended December 31, 2003:

	Insurance
	Twelve months ended December 31, 2003
	($ in millions)	% of Total

Aon	$65.5	21.5%
SBJ Limited	33.2	10.9%
Willis	22.6	7.4%
Marsh	22.5	7.4%
R.L. Davison	19.3	6.3%
Others	141.8	46.5%
Total	$304.9	100.0%

Claims Management

As a relatively new company, we have not experienced a high volume of claims. Notwithstanding the lack of significant claims activity to date, we have a well-developed process in place for identifying, tracking and settling potential claims based in part on our management's and staff's experience at Syndicate 2020. We have a staff of claims adjustors that will expand as needed to service our clients and to ensure claims handling consistency. The responsibilities of the claims department include reviewing loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, establishing initial case reserves and approving payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims. Our underwriters do not make the final decisions regarding the ultimate determination of reserves and settlement of claims; rather this is a function separately determined by our claims department. In addition, we regularly report to our board of directors on the status of our reserves and settlement of claims. We recognize that fair interpretation of our reinsurance agreements and insurance policies with our customers and timely payment of covered claims is a valuable service to our clients and enhances our reputation.

We have outsourced our handling of claims for the U.K. commercial property and liability lines of business to third-party specialist service providers. One provider has authority to handle claims up to £25,000 for property claims and £10,000 for liability claims. Another provider has authority to handle liability claims of up to £100,000. Claims above this level must be referred to our internal claim adjustors for all decisions. Our Chief Operating Officer oversees these outsourcing agreements. We manage, review and audit those claims handled under our outsourcing arrangements.

With respect to our U.S. property and automobile liability facultative reinsurance written during 2003, WU Inc. has claims settlement authority for up to $250,000 per claim beyond which all claims settlements require our approval. WU Inc. is handling the run-off of the claims on our U.S. property and automobile reinsurance that it had written on our behalf. Aspen Re America is handling the run-off of the claims on our U.S. casualty facultative reinsurance that was written by WU Inc. until January 31, 2004.

Our U.S. property and casualty claims written by Aspen Specialty will be handled by a staff of claims adjustors that will expand as needed to service our clients. They supervise individual claims, assign tasks to independent adjustors and attorneys, and monitor their activity. We will establish appropriate levels of authority for each claim adjustor as well as the senior claims executive for reserving and settlement of claims. We may also utilize the services of third-party specialist service providers similar to the U.K. insurance operation with similar controls. Reserving or settlement above $250,000 requires review and agreement by a member of the senior executive staff as well as the senior claims executive. In addition, we regularly report to our board of directors on the status of our reserves and settlement of claims. Aspen Specialty currently oversees the run-off of claims on insurance policies written by Dakota Specialty.

Reinsurance

We purchase retrocession and reinsurance to limit and diversify our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

A significant portion of our business accumulates property exposures in catastrophe exposed zones throughout the world. At levels of likelihood up to 1 in 250 years, we consider Florida windstorms and California earthquakes to be our peak natural catastrophe exposures. In order to mitigate those and other exposures, we purchase, through several contracts, reinsurance to limit our losses in the event of a large catastrophic event. For example, we purchased a catastrophe retrocession program that covers us for a single catastrophic loss in excess of $80 million up to $300 million arising from our property catastrophe class of business and a separate program that protects us against catastrophe or individual risk losses (e.g., a large fire or explosion) in excess of $40 million up to $225 million arising from our property facultative, property pro rata treaty and property risk excess classes of business.

Many of the reinsurance contracts which we underwrite and which we purchase include terms under which additional payments, known as reinstatement premiums, are payable if claims are made. We take these terms into account when assessing our overall exposure to catastrophic events, together with exposures arising from parts of our business, such as the property retrocession business that we write, but are excluded from our reinsurance cover.

In 2004, we also have two proportional reinsurance contracts with Montpelier Reinsurance Limited, a subsidiary of one of our largest shareholders described below under Item 13, "Certain Relationships and Related Party Transactions".

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Ninety-nine percent (99%) of our reinsurance limits is provided by reinsurers who have been assigned a rating of "A" (Excellent; the third highest of fifteen rating levels) or better by A.M. Best or "A–" (Strong; the seventh highest of twenty-one rating levels) or better by S&P. As of December 31, 2003, we have no exposure to reinsurers rated by A.M. Best below "B++" (Very Good; the fifth highest of fifteen rating levels), except for approximately $600,000 of recoveries against which we have established a provision of approximately $200,000.

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance in the United Kingdom. Pool Re reinsures its liabilities with the U.K. government, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen Re's ultimate net loss relating to damage to commercial property in the United Kingdom caused by an act of terrorism, in excess of our retention. Our retention is calculated by reference to our market share of this type of coverage and for 2003 was £100,000 per event. For 2004, our retention is £240,000 per event with an annual aggregate of £480,000.

Reserves

In establishing the reserves set by the Company, the Company's actuary employs a number of techniques to establish a "range of estimates". The insurance reserves are established for the total unpaid cost of claims and loss adjustment expenses, which cover events that have occurred before the balance sheet date. These reserves reflect the Company's estimates of the total cost of claims incurred but not reported ("IBNR") to it. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve.

For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. For IBNR claims, reserves are estimated using established actuarial methods. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions and changes in judicial interpretation of legal liability policy coverages and inflation.

For classes of business which are not related to catastrophe, and where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

In selecting our estimates of the reserves for each line of business we take into account all of the factors set out above, and in particular the quality of the historical information the Company has on which to establish its reserves and the degree of estimation where information is received from cedents on an underwriting year basis and needs to be converted to an accident year basis. In addition, consideration is given to the point estimate produced by our independent consulting actuaries.

Loss and loss adjustment reserves represent estimates, including actuarial and statistical projections at a given point in time, of an insurer's or reinsurer's expectations of the ultimate settlement and administration costs of claims incurred, and it is likely that the ultimate liability may exceed or be less than such estimates, perhaps even significantly. These estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in loss severity and frequency and other variable factors such as inflation. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. To assist us in establishing appropriate loss and loss adjustment reserves, we have access to commercially available databases showing historical catastrophe losses. In addition, when reviewing a proposed reinsurance contract, we typically receive loss experience information with respect to the insured on such contract. However, reserve estimates by new reinsurers may be inherently less reliable than the reserve estimates of a reinsurer with a stable volume of business and an established claim history.

The following table shows an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2003 and 2002:

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	$81.4	$482.2
Liability re-estimate as of: One year later	71.8
Cumulative redundancy (deficiency)	9.6
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003
	($ in millions)
Estimated gross liability for unpaid losses and loss expenses	93.9	525.8
Liability re-estimate of:
One year later	88.4
Cumulative redundancy (deficiency)	5.5

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002 except for the following amounts assumed as a result of acquisitions:

Net reserves as at December 31, 2003
($ in millions)
Aspen Re (formerly City Fire)	$6.0
Aspen Specialty (formerly Dakota Specialty)	6.6
$12.6

Investments

Our Investment Committee establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and reviews compliance with our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

We follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. The composition of the investments is a diversified portfolio of highly rated, liquid, fixed income securities of one to five years duration. We do not expect that investments in equity securities will be a significant component of our investment portfolio for the foreseeable future. We do not plan to invest in alternative asset classes, such as hedge funds or private equity funds.

We utilize several third party investment managers to manage our assets. We agree to separate investment guidelines with each investment manager. These investment guidelines cover, among other things, limits on investments in the securities of any one issuer, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum AA– portfolio credit rating for the portion of the assets they manage.

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments as at December 31, 2003:

	As at December 31, 2003
	($ in millions)
Investments (excluding cash)	Amortized Cost	Gross Gains	Gross Losses	Fair Market Value
Fixed Income Investments
U.S. Government and Agency Securities	$636.9	1.1	(0.1)	$637.9
Corporate Securities	71.2	0.2	(0.1)	71.3
Foreign Government	136.3	—	(2.0)	134.3
Municipals	2.0	—	—	2.0
Asset-backed securities	135.9	0.1	(0.6)	135.4
Mortgage-backed securities	66.5	0.8	(0.1)	67.2
Total Fixed Income	1,048.8	2.2	(2.9)	1,048.1
Short-term Investments	568.1	0.1	—	568.2
Total	$1,616.9	2.3	(2.9)	$1.616.3

U.S. Government and Agency Securities.    U.S. government and agency securities are composed of bonds issued by the U.S. Treasury and Government Sponsored Enterprises such as FNMA, FHLMC, FHLB and FFCB.

Corporate Securities.    Corporate securities are composed of both short-term and medium-term debt issued by corporations.

Foreign Government.    Foreign government securities are composed of bonds issued by the U.K. government.

Municipals.    Municipal securities are composed of bonds issued by U.S. municipalities.

Asset-Backed Securities.    Asset-backed securities are securities backed by notes or receivables against assets other than real estate.

Mortgage-Backed Securities.    Mortgage-backed securities are securities that represent ownership in a pool of mortgages. Both principal and income are backed by the group of mortgages in the pool.

Short-term investments.    Short-term investments are both units in a U.S. denominated bond fund operated by Wellington Management Company and money market funds. The bond fund is rated "AA+" by S&P. The fund invests in government securities, corporate securities, asset-backed securities, mortgage-backed securities, commercial paper and U.S. Treasury obligations. The money market funds are rated "AAA" by S&P and Moody's and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium term notes.

The maturity distribution and ratings for fixed income securities held as of December 31, 2003 was as follows:

	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$103.4	$103.1	AAA
Due after one year through five years	738.7	738.1	AAA
Due after five years through ten years	4.3	4.3	AAA
Subtotal	846.4	845.5
Mortgage- and Asset-Backed Securities	202.4	202.6	AAA
Short-Term Investments	568.1	568.2	AA+
Total	$1,616.7	$1,616.3

The securities with a maturity over one year consist of U.S. and U.K. Government securities, supra-national securities as well as high grade corporate bonds, mortgage- and asset-backed securities.

For 2003, we engaged BlackRock Financial Management, Weiss, Peck & Greer LLC, Wellington Management Company (not an affiliate of Wellington), HSBC and Credit Agricole to provide investment advisory and management services for our portfolio of assets. As of December 31, 2003, we had approximately $1,259.0 million of investments and $126.9 million of cash under management by outside firms. We have agreed to pay investment management fees based on the average market values of total assets held under custody at the end of each calendar quarter, or in the case of HSBC, the market value of the total assets as at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2003 was 2.01%, as compared with the total return of 1.92% of the Lehman Brothers 1-3 Year Treasury Index for the same period. Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2003.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., Bermuda and other international insurers and reinsurers and underwriting syndicates, some of which have greater financial, marketing and management resources than we do. In particular, we generally compete with insurers that provide property-based lines of insurance and reinsurance, such as ACE, Aviva, Converium, Everest Re, General Re, Hannover Re, IPC, Lloyd's of London, Munich Re, PartnerRe, Platinum Underwriters, PXRE, Renaissance Re, Swiss Re and XL Re. In addition, there are other new Bermuda reinsurers competing in similar lines, such as Allied World, Arch, AXIS, Endurance Specialty and Montpelier Re. In our insurance lines of business, we compete with Affiliated FM, Allianz, AIG, Amlin, AXA, QBE, Liberty Mutual, Mitsui, Norwich Union, Royal & SunAlliance and Zurich as well as surplus lines insurance carriers in the United States such as Lexington, RLI, First State Management, Crum & Forster, Scottsdale and Admiral.

In addition, since the terrorist attacks of September 11, 2001, established competitors have completed or may be planning to complete additional capital raising transactions. Competition in the types of business that we underwrite is based on many factors, including:

•	the experience of the management in the line of insurance or reinsurance to be written;

•	financial ratings assigned by independent rating agencies and actual and perceived financial strength;

•	responsiveness to clients, including speed of claims payment;

•	services provided, products offered and scope of business (both by size and geographic location);

•	relationships with brokers;

•	premiums charged and other terms and conditions offered; and

•	reputation.

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us.

Aspen Re currently has a financial strength rating of "A" (Excellent) by A.M. Best, the third highest of fifteen rating levels, "A" (Strong) by S&P, the sixth highest of twenty-one rating levels, and "A2" (Good) by Moody's, the eighth highest of twenty-seven rating levels. Aspen Bermuda currently has a financial strength rating of "A–" (Excellent) by A.M. Best, the fourth highest of fifteen rating levels, and "A" (Strong) by S&P. Aspen Specialty is currently rated "A–" (Excellent) by A.M. Best, which is the fourth highest of fifteen rating levels. These ratings reflect A.M. Best's, S&P's and Moody's opinions of Aspen Re's, Aspen Specialty's and Aspen Bermuda's ability to pay claims and are not evaluations directed to investors in our ordinary shares and are not recommendations to buy, sell, or hold our ordinary shares. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). Moody's maintains a letter scale rating system ranging from "Aaa" (Exceptional) to "C" (Lowest). These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, Moody's and S&P.

Employees

As of March 1, 2004, we employed 176 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union. As of March 1, 2004, the significant majority of such employees are based in the United Kingdom, except for 9 employees who are based in Bermuda and 42 employees who are based in the United States.

Regulatory Matters

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

The discussion below summarizes the material laws and regulations applicable to the Company's Insurance Subsidiaries. We do not believe that any of our Insurance Subsidiaries is in violation of any such laws and regulations. In addition, our Insurance Subsidiaries have met and exceeded the solvency margins and ratios applicable to them.

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), regulates insurance and reinsurance business and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority ("BMA") under the Insurance Act; the day-to-day supervision of insurers is the responsibility of the BMA. Accordingly, the Insurance Act regulates the insurance business of Aspen Bermuda which has been registered as a Class 4 insurer by the BMA; however, as a holding company, Aspen Holdings is not subject to Bermuda insurance regulations. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time. An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.    The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Aspen Bermuda, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Aspen Bermuda is not licensed to carry on long-term business.

Cancellation of Insurer's Registration.    An insurer's registration may be cancelled by the Supervisor of Insurance of the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.    An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Aspen Bermuda's principal office is Victoria Hall, 11 Victoria Street, Hamilton HM 11, Bermuda, and Aspen Bermuda's principal representative is Marsh Management Services (Bermuda) Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, the failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable "event."

Independent Approved Auditor.    Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Aspen Bermuda, are required to be filed annually with the BMA. Aspen Bermuda's independent auditor must be approved by the BMA and may be the same person or firm that audits Aspen Holdings' consolidated financial statements and reports for presentation to its shareholders. Aspen Bermuda's independent auditor is KPMG.

Loss Reserve Specialist.    As a registered Class 4 insurer, Aspen Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Mr. David Hindley of Deloitte, a member of the General Insurance Board of the Institute of Actuaries, has been approved to act as Aspen Bermuda's loss reserve specialist.

Statutory Financial Statements.    An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Companies Act, which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Aspen Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA. Aspen Bermuda's first official insurance filing with the Bermuda insurance regulators was for the period beginning November 6, 2002 and ending December 31, 2002.

Annual Statutory Financial Return.    Aspen Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions.    Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Aspen Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Aspen Bermuda:

(1)	is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

(A)	$100,000,000;

(B)	50% of net premiums written (being gross premiums written less any premiums ceded by Aspen Bermuda, but Aspen Bermuda may not deduct more than 25% of gross premiums when computing net premiums written); or

(C)	15% of net losses and loss expense reserves;

(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Aspen Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

(3)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the BMA (at least 7 days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

(4)	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

(5)	is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

Additionally, under the Companies Act, Aspen Holdings and Aspen Bermuda may only declare or pay a dividend if Aspen Holdings or Aspen Bermuda, as the case may be, has no reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or if the realizable value of its assets would not be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

While generally neither the Companies Act nor the Insurance Act restricts Aspen Bermuda's ability to provide loans or advances to Aspen Holdings, any such loans or advances will be subject to the principle that any action taken by a company (e.g., Aspen Bermuda) must have a corporate benefit for that company.

Minimum Liquidity Ratio.    The Insurance Act provides a minimum liquidity ratio for general business insurers, like Aspen Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention.    The BMA may appoint an inspector with extensive powers to investigate the affairs of Aspen Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Aspen Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting. If it appears to the BMA that there is a risk of Aspen Bermuda becoming insolvent, or that Aspen Bermuda is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Aspen Bermuda (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase its liabilities, (iii) not to make certain investments, (iv) to liquidate certain investments, (v) to maintain in, or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (vii) to limit Aspen Bermuda's premium income. The BMA intends to meet with each Class 4 insurance company on a voluntary basis, every two years.

Disclosure of Information.    In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to them. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Under the Companies Act, the Minister of Finance (the "Minister") has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquires being carried out by it in the performance of its regulatory functions. The Minister's powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations

Aspen Holdings and Aspen Bermuda will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Although Aspen Bermuda is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, Aspen Bermuda may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents who are holders of its ordinary shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As "exempted" companies, Aspen Holdings and Aspen Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of Aspen Holdings' business or Aspen Bermuda's business (as the case may be) carried on outside Bermuda. Aspen Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company. We have obtained from the BMA their permission for the issue and free transferability of the ordinary shares in the Company that were offered in our initial public offering, as long as the shares are listed on the NYSE or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

The Bermuda government actively encourages foreign investment in "exempted" entities like Aspen Holdings and Aspen Bermuda that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Aspen Holdings and Aspen Bermuda are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual.

U.K. Regulation

General.    On December 1, 2001, the FSA assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of "regulated activities" (including deposit taking, insurance, investment management and most other financial services business by way of business in the U.K.), with the objective of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing a proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is no longer possible for an insurance company to become authorized in both long-term and general insurance business. These two categories are both divided into "classes" (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 ("FSMA"), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Aspen Re has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general business except credit and assistance business. As an authorized insurer in the United Kingdom, Aspen Re would be able to operate throughout the E.U., subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom may provide cross-border services in other member states of the E.U. subject to notifying the FSA prior to commencement of the provision of services and to the FSA not having good reason to refuse consent. As an alternative, such insurance company may establish a branch office within another member state subject to notifying the FSA prior to the establishment of the branch and the FSA not having good reason to refuse consent; in both cases the FSA will also notify the local regulatory body that may advise additional requirements specific to its jurisdiction that applies to the operation of the proposed classes of business.

As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen Re will be subject to close supervision by the FSA. The FSA is currently seeking to strengthen its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and intends to place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. There are a number of proposed and forthcoming changes to the FSA's rules that will affect insurance and reinsurance companies authorized in the U.K. For example, the FSA is currently in consultation on a number of proposals, including changes to capital adequacy requirements as described below and proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. In addition, when the Interim Prudential Sourcebook for Insurers is replaced by the Integrated Prudential Sourcebook (expected towards the end of 2004), new evidential provisions relating to credit exposure to reinsurers will need to be addressed. The Integrated Prudential Sourcebook also introduces new requirements in respect of prudential risk management and associated systems and controls. A key element of this is that high level risk policies for each of insurance, credit, market, liquidity, operational and group risk are required to be set by the authorized insurer's governing body. A number of the conduct of business rules, that are being introduced by the FSA to coincide with the regulation of the sale and administration of general insurance falling under its ambit with effect from January 14, 2005, may also have an impact upon authorized insurers. Changes in the scope of the FSA's regulation may have an adverse impact on the business of Aspen Re.

Supervision.    The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, visits to insurance companies and regular formal interviews.

The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. periodically, which varies in length according to the risk profile of the insurer. The FSA performs the risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken.

The FSA carried out a risk assessment visit to Aspen Re during October and November of 2002. The results were received in January 2003. The only obligations arising from the assessment required Aspen Re to:

•	no later than July 1, 2003, provide the FSA with a summary of its governance, structure, operation, staffing, succession plans and control responsibility; and

•	at quarterly intervals commencing in March 2003, meet FSA representatives to provide a review and progress report covering its underwriting business plan and related issues including business development, reinsurance, underwriting controls and claims.

The deadline for the first item was met and the quarterly meetings are being held as required.

Solvency Requirements.    The Interim Prudential Sourcebook for Insurers requires that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Interim Prudential Sourcebook for Insurers, and for these purposes, all the insurer's assets and liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required margin of solvency has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which will have the effect of increasing the required minimum margin of solvency and possibly the amount of capital required for Aspen Re.

Each insurance company writing property, credit insurance business, aviation, marine, business interruption or nuclear insurance or reinsurance business is required by the Interim Prudential Sourcebook for Insurers to maintain an equalization reserve in respect of business written in the financial years ending on or after December 23, 1996 calculated in accordance with the provisions of the Interim Prudential Sourcebook for Insurers where the amount of premiums for such classes exceed the minimum threshold set forth in the provisions.

When the Interim Prudential Sourcebook for Insurers is replaced by the Integrated Prudential Sourcebook, insurers will be required to calculate an Enhanced Capital Requirement ("ECR") in addition to their required minimum solvency margin. This represents a more risk-based calculation than the existing solvency margin requirements. There will also be a requirement for insurers to maintain financial resources that are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers will be required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA is proposing to give guidance regularly to insurers and reinsurers under "individual capital assessments", which may result in guidance that an insurer should hold capital in excess of the ECR.

In addition, an insurer (other than a pure reinsurer) that is part of a group, is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA's rules. This return is not part of an insurer's own solvency return and hence will not be publicly available. Although there is no requirement at present for the parent undertaking solvency calculation to show a positive result, the FSA is required to take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. At December 31, 2003, Aspen Re exceeded such requirements. However, the FSA has published proposals for the implementation of the European Union's Financial Groups Directive which includes a requirement for insurance groups to hold an amount of capital indicated in the calculation of the parent company's solvency margin at the ultimate European Economic Area parent undertaking level for financial years beginning in 2005. The purpose of these proposals is to prevent leveraging of capital arising from involvements in other group insurance firms. The FSA has stated that it will phase in these proposals. Given the current structure of the Company, this proposed regulatory obligation would not apply to Aspen Re's parent, because it is incorporated in Bermuda. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

Aspen Re is required to maintain a minimum margin of solvency equal to the greater of (1) the sum of 18% of the first €50 million and 16% of the excess over €50 million of gross premiums (for these purposes premiums relating to certain categories of liability are uplifted by 50%) for the previous financial year (but where a financial year does not have 12 months the gross premium is adjusted to arrive at a figure that is proportionate to a 12-month financial year) less an allowance for anticipated reinsurance recoveries; and (2) the sum of 26% of the average claims (for these purposes claims relating to certain categories of liability business are increased by 50%) paid for the first €35 million of claims and 23% of the average claims paid for claims comprising the excess over €35 million, as measured over a 36-month period less an allowance for anticipated reinsurance recoveries. The margin of solvency is subject to an absolute minimum of €400,000.

Restrictions on Dividend Payments.    U.K. company law prohibits Aspen Re from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction.

In connection with the application to the FSA for consent to the change of control of City Fire, a scheme of operations was submitted to the FSA showing, among other things, a forecast profit and loss account (including forecast dividend payments) for the three financial periods 2003 to 2005 inclusive. Aspen Re is required to submit quarterly financial returns for this period including a summary profit and loss account and must identify and explain significant differences between actual results and forecasts submitted in the scheme of operations. Further, there is an obligation to notify the FSA of any matter that is likely to happen which represents a significant departure from the scheme of operations. Aspen Re is also under separate obligations to maintain its margin of solvency and to notify the FSA of any proposed significant dividend payment. Thus, while Aspen Re's scheme of operations forecasts dividends being charged in each of 2003, 2004 and 2005, if the fortunes of Aspen Re were to change such that a dividend payment would affect its ability to maintain its solvency margin, or if a greater dividend is proposed it would be obliged to notify the FSA. In such circumstances, depending on the financial condition of Aspen Re, the FSA could use its own initiative powers to impose requirements on Aspen Re, including restrictions on dividend payments.

Reporting Requirements.    U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) after year-end.

Supervision of Management.    The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity, must be approved by the FSA.

Change of Control.    The FSA regulates the acquisition of "control" of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired "control" of Aspen Re.

Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application could result in action being taken against Aspen Re by the FSA.

Intervention and Enforcement.    The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Interim Prudential Sourcebook for Insurers and breaches of the conduct of business rules generally applicable to authorized persons.

The FSA also has the power to institute proceedings for criminal offenses arising under FSMA, and to institute proceedings for the offense of insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA's stated policy is to pursue criminal prosecution in all appropriate cases.

Fees and Levies.    As an authorized insurer in the United Kingdom, Aspen Re is subject to FSA fees and levies based on Aspen Re's gross written premiums. The fees and levies charged by the FSA to Aspen Re are not material to the Company. Our fees paid to the FSA were £0.1 million for 2003. The FSA also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme (the "FSCS"). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Aspen Re writes a small amount of insurance business that is protected by the FSCS. The levy charged to Aspen Re in connection with the FSCS is calculated on the amount of insurance business written by Aspen Re and covered by the FSCS.

Since the formation of the Company and the transfer of senior management and underwriters from Syndicate 2020, Syndicate 2020 has continued to operate within the operating and regulatory structure of the Lloyd's market under the management of WUAL. Aspen Re is an insurance company directly regulated by the FSA and, as such, is not a member of Lloyd's or part of the Lloyd's market. Aspen Re is not therefore subject to the various fees and levies (which may be several percentage points of premiums) that are incurred by members of Lloyd's in relation to the operation of the Lloyd's market and the maintenance of the Lloyd's Central Fund. The Lloyd's Central Fund acts as a policyholders' protection fund to make payments where other Lloyd's members have failed to pay valid claims.

U.S. Regulation

Aspen Specialty is licensed and domiciled in North Dakota and is eligible to write certain lines of insurance business on an approved, non-admitted basis in the majority of states in which it intends to write business. Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts. It has resident licenses to transact business as a licensed insurance producer and surplus lines broker. Aspen Re America is incorporated in Delaware and functions as a reinsurance intermediary with offices in New Jersey and Connecticut. It has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license.

U.S. Insurance Holding Company Regulation of Aspen Holdings.    Aspen Holdings, as the indirect parent of Aspen Specialty, Aspen U.S. Holdings, as the direct parent of Aspen Specialty, and Aspen Management, are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is organized and domiciled. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the North Dakota Department of Insurance and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance.

Acquisition of Control of a North Dakota Domiciled Insurance Company.    North Dakota law requires that before a person can acquire control of any North Dakota domiciled insurance company, such as Aspen Specialty, the acquisition of control must be approved by the North Dakota Commissioner of Insurance. Prior to granting approval of an application to acquire control of a North Dakota domiciled insurer, the North Dakota Commissioner of Insurance is required by law to consider various factors, including, but not limited to, the financial strength of the applicant, the integrity and management experience of the applicant's board of directors and executive officers, the applicant's plans for the future operations of the insurer and any possible anti-competitive results in North Dakota that may arise from the proposed acquisition of control. North Dakota law provides that control over a North Dakota domiciled insurer is presumed to exist if any person directly or indirectly owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of a North Dakota insurer. Our bye-laws limit the voting power of any shareholder to less than 9.5%; nevertheless, because a person controlling 10% or more of our ordinary shares would indirectly control the same percentage of the share capital of Aspen Specialty, there can be no assurance that the North Dakota Commissioner of Insurance would not apply these restrictions on acquisition of control to any proposed acquisition of 10% or more of our ordinary shares.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Aspen Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Aspen Holdings might consider to be desirable.

Legislative Changes.    On November 26, 2002, the Terrorism Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such. It should be noted that "act of terrorism" as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Treasury Secretary must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The Terrorism Act does not require coverage under our reinsurance contracts covering U.S. risks. The law expires automatically at the end of 2005.

State Insurance Regulation of Aspen Specialty, Aspen Management and Aspen Re America.    State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty to file financial statements with insurance departments in every state where it will be licensed or authorized or accredited or eligible to conduct insurance business; and the operations of Aspen Specialty are subject to examination by those departments at any time. Aspen Specialty will prepare statutory financial statements in accordance with Statutory Accounting Practices and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. Aspen Management which transacts business as a surplus lines brokerage company must also maintain appropriate licenses to transact such business.

Aspen Re America is incorporated in Delaware and has offices in New Jersey and Connecticut. Aspen Re America has obtained a corporate New Jersey resident reinsurance intermediary broker's license and Connecticut non-resident reinsurance intermediary broker's license. As a result, Aspen Re America is subject to Delaware law and will be regulated by the New Jersey and Connecticut departments of insurance.

North Dakota State Dividend Limitations.    Under North Dakota insurance law, Aspen Specialty may not pay dividends to shareholders that exceed the greater of 10% of Aspen Specialty's statutory surplus as shown on its latest annual financial statement on file with the North Dakota Commissioner of Insurance, or 100% of Aspen Specialty's net income, not including realized capital gains, for the most recent calendar year, without the prior approval of the North Dakota Commissioner of Insurance unless 30 days have passed after receipt by the North Dakota Commissioner of Insurance of notice of Aspen Specialty's declaration of such payment without the North Dakota Commissioner of Insurance having disapproved of such payment. In addition, Aspen Specialty may not pay a dividend, except out of earned, as distinguished from contributed, surplus, nor when its surplus is less than the surplus required by law for the kind or kinds of business the company is authorized to transact, nor when the payment of a dividend would reduce its surplus to less than such amount. Aspen Specialty is required by North Dakota law to report to the North Dakota Commissioner of Insurance all dividends and other distributions to shareholders within five business days following the declaration thereof and no less than ten business days prior to payment thereof.

North Dakota State Risk-Based Capital Regulations.    North Dakota requires that North Dakota domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The North Dakota Commissioner of Insurance uses the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for the purposes of initiating regulatory action, and not as a means to rank insurers generally. North Dakota insurance law imposes broad confidentiality requirements on those engaged in any manner in the insurance business and on the North Dakota Commissioner of Insurance as to the use and publication of risk-based capital data. The North Dakota Commissioner of Insurance has explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels.

Statutory Accounting Principles.    Statutory accounting, or "SAP," is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

U.S. GAAP is concerned with a company's solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the North Dakota Department of Insurance, determine, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiary and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Guaranty Associations and Similar Arrangements.    Some of the jurisdictions in which Aspen Specialty is surplus lines eligible require property and casualty insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.

Operations of Aspen Re and Aspen Bermuda.    Aspen Re and Aspen Bermuda are not admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers, such as Aspen Re and Aspen Bermuda, which are not admitted to do business within such jurisdictions. We do not intend that Aspen Bermuda or Aspen Re maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda—or, in the case of Aspen Re, London—where the conduct of such activities would require Aspen Re and Aspen Bermuda to be so admitted.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. Aspen Bermuda is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which was $25.6 million at December 31, 2003. Aspen Re intends to apply for "trusted reinsurer" approvals in states where U.S. cedents are domiciled.

Aspen Re is also writing surplus lines business in certain states of the United States where it has obtained the applicable approvals or eligibilities. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers ("Quarterly Listing") that is maintained by the International Insurers Department ("IID") of the National Association of Insurance Commissoners ("NAIC").

Pursuant to the IID requirements, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million.

In subsequent years, Aspen Re must add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to the current maximum of $60 million. The NAIC's IID Plan of Operation Working Group is currently in the early stages of considering proposals to increase both the trust fund maximum amount and the variable percentage amount.

Applications for state surplus lines approvals and eligibilities will be required in certain jurisdictions. As with the IID, certain jurisdictions require annual requalification filings. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers and directors biographical affidavits and similar information.

Apart from the financial and related filings required to maintain Aspen Re's place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Aspen Re generally will not be subject to regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers will generally not apply to Aspen Re's surplus lines transactions.

Similarly, U.S. solvency regulation tools—including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements—otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen Re.

We do not believe that Aspen Re or Aspen Bermuda are in violation of insurance laws of any jurisdiction in the United States. We cannot assure you, however, that inquiries or challenges to Aspen Re's or Aspen Bermuda's insurance or reinsurance activities will not be raised in the future.

Risk Factors

We outline below factors that could cause our actual results to differ materially from those in the forward looking statements contained in this Form 10-K and other documents that we file with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes are material. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Company

The historical operations and results of the syndicates may not be indicative of our future performance.

We were formed on May 23, 2002 and began our business operations on June 21, 2002 when Aspen Re commenced its underwriting activities. The historic operations of Syndicate 2020, a portion of whose business we began to reinsure in 2002, do not form a meaningful basis on which to assess the value of an investment in Aspen Holdings. Our management's past results were achieved largely as contributors to the operation of Syndicate 2020 within the London Market. Aspen Re also operates in the London Market and will be seeking to underwrite classes of business with which our management is familiar, but that business could have a substantially different risk profile or different pricing than those previously underwritten by the Syndicates. In addition, we are still in the initial stage of our operations in Bermuda. Insurance companies, such as Aspen Bermuda, in their initial stages of development face substantial business and financial risks and may suffer significant losses. They must establish operating procedures, hire staff, install management information and other systems and complete other tasks necessary to conduct their intended business activities. It is possible that we will not be successful in duplicating the past performance of the Syndicates, or in implementing our business strategy. In addition, because we have not experienced any substantial claims to date, our historical financial results may not accurately indicate our future performance.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. To date, we have not been required to make any of these adjustments. However, it is early in our history, and the number and size of reported claims has been small. It is expected that in the future, the number of claims will increase, and their size and severity could exceed our expectations.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Our current loss reserves are based on estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of IBNR claims, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity and variable factors such as inflation. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves. Each of our Insurance Subsidiaries' reserving process and methodology are subject to a quarterly review, the results of which are presented to and reviewed by the boards of directors of our Insurance Subsidiaries. Establishing an appropriate level of loss reserves is an inherently uncertain process. The inherent uncertainties of loss reserves generally are greater for the reinsurance business as compared to the insurance business, principally due to the necessary reliance on the ceding company or insurer for information regarding losses, and the lapse of time from the occurrence of the event to the reporting of the loss to the reinsurer and the ultimate resolution or settlement of the loss. In addition, although we conduct our due diligence on the transactions we underwrite, in connection with our reinsurance business, we are also dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. Accordingly, actual claims and loss expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

Our future performance may be impacted by our limited experience with claims activity.

As a newly formed company, we have not experienced any significant claims activity to date, so our claims systems and processes have not yet been utilized to the extent that we expect they will be going forward. We also rely on third party service providers to assist us in handling some claims activity. If these systems or our third party service providers fail to perform as expected, as claims begin to be filed, it could have a negative impact on our financial condition and results of operations.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. We generally exclude acts of terrorism and losses stemming from nuclear, biological and chemical events; however, some states in the United States do not permit exclusion of fires following terrorist attacks from insurance policies and reinsurance treaties. Where we believe we are able to obtain pricing that adequately covers our exposure, we have written a limited number of reinsurance contracts covering solely the peril of terrorism. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially adversely affected.

Our financial condition and results of operations could be adversely affected by the occurrence of catastrophic events such as natural disasters.

As a part of our insurance and reinsurance operations, we have assumed substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, floods, tornadoes, and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations and our ability to write new business. In particular, we write a considerable amount of business that is exposed to Florida windstorms and California earthquakes. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences per year in the future. Although we will attempt to manage our exposure to these events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations. Events that are driven by Florida windstorms and earthquakes in California in particular could have a material adverse effect on our financial condition and results of operations.

Our purchase of reinsurance subjects us to third-party credit risk and such reinsurance may not be available on favorable terms.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. A reinsurer's insolvency or its inability or reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we remain liable to the insured.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. For example, following the terrorist attacks of September 11, 2001, reinsurance and retrocessional markets generally became less attractive for purchasers of reinsurance as supply contracted, terms were tightened and premium rates increased. Accordingly, we may not be able to obtain our desired amounts of reinsurance to reduce specific exposures. In addition, even if we are able to obtain such reinsurance, we may not be able to negotiate terms that we deem appropriate or acceptable or obtain such reinsurance from entities with satisfactory creditworthiness. As is typical in our industry, many of our reinsurance contracts have a one-year term, and it is not certain that they can be renewed on reasonable terms; however, based on our past experience and the current state of the reinsurance market, we believe we will be able to renew the majority of such contracts.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of the occupational hazards causing losses under employers' liability insurance. In particular, our exposure to casualty reinsurance and U.K. liability insurance increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the long tail nature of these lines of business. There has been a recent, but inconclusive report, commissioned in the U.K. to address escalating premium rates in response to this uncertainty. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. As of March 1, 2004, we had over 170 full-time employees and,

accordingly, depend upon them for the generation and servicing of our business. We rely substantially upon the services of our senior management team. In particular, we rely substantially upon the service of Paul Myners, Chairman of our board of directors, Christopher O'Kane, our Chief Executive Officer, and Julian Cusack, our Chief Financial Officer. Although we have employment agreements with all of the members of our management team and we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to any of our employees.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we must pay losses that exceed a specified retention. In addition, we limit program size for each client and purchase reinsurance for our own account. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone's limits. Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective. As a result of the risks we insure and reinsure, unforeseen events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or results of operations.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited historical information through December 31, 2003.

The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are more difficult to make than those made in a more mature company because we have more limited historical information through December 31, 2003. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. As well as limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. Only one member of Aspen Bermuda's management team (or other officers) based in Bermuda is Bermudian. We currently have nine employees in Bermuda. One of these employees is Julian Cusack, our Chief Financial Officer. Julian Cusack is a non-Bermudian and is working under a work permit that will expire on March 9, 2008. We plan to recruit additional employees by the end of 2004 to work in Bermuda for the Company or Aspen Bermuda. None of our current Bermuda employees for whom we have applied for a work permit has been denied. It is possible that we could lose the services of Julian Cusack or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

Our concentration on a limited number of lines of business could make us more susceptible to unfavorable market conditions.

We have a portfolio of business that is currently dominated by a limited number of lines of business, including property and casualty risk excess. Given this reliance, there is risk that unfavorable market conditions in these lines could have a disproportionate impact on our Company in comparison with our industry in general.

The aggregated risks associated with reinsurance underwriting could adversely affect us.

In our reinsurance business, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. This is common among reinsurers. Therefore, we will be largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

We may be unable to enter into sufficient reinsurance security arrangements and the cost of these arrangements may materially impact our margins.

As non-U.S. reinsurers, Aspen Bermuda and Aspen Re are required to post collateral security with respect to liabilities they assume from ceding insurers domiciled in the United States. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit in their U.S. statutory financial statements with respect to liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trust assets are held by the ceding company. Aspen Re is required to post letters of credit or establish other security for its U.S. cedents in an amount equal to 100% of reinsurance recoverables under the agreements to which it is a party with the U.S. cedents. We have currently in place letters of credit facilities and trust funds, as further described in Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," to satisfy these requirements. If these facilities are not sufficient or if the Company is unable to renew these facilities or is unable to arrange for other types of security on commercially acceptable terms, the ability of Aspen Re to provide reinsurance to U.S.-based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law. The restrictions may result in lower investment yields on these assets, which could adversely affect our profitability.

Our insurance subsidiaries are rated by A.M. Best, S&P and Moody's, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease.

Ratings are a significant factor in establishing the competitive position of insurance and reinsurance companies. A ratings downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies and brokers that place such business move to other insurers and reinsurers with higher ratings. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). Moody's maintains a letter and number scale rating system ranging from "Aaa" (Exceptional) to "C" (Lowest). Aspen Re is currently rated "A" (Excellent) by A.M. Best, which is the third highest of fifteen rating levels, "A" (Strong) by S&P, which is the sixth highest of twenty-one rating levels, and "A2" (Good) by Moody's, which is the eighth highest of twenty-seven rating levels. Aspen Bermuda is currently rated "A–" (Excellent) by A.M. Best, which is the fourth highest of fifteen rating levels, and "A" (Strong) by S&P, which is the sixth highest of twenty-one rating levels. Aspen Specialty is currently rated "A–" (Excellent) by A.M. Best, which is the fourth highest of fifteen rating levels. The objective of A.M. Best's, S&P's and Moody's rating systems is generally to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best's, S&P's and Moody's opinions of the financial strength of our Insurance Subsidiaries; they are not evaluations directed to investors in our ordinary shares and are not recommendations to buy, sell or hold our ordinary shares.

The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody's. If our ratings are reduced from their current levels by any of A.M. Best, S&P or Moody's, our competitive position in the insurance and reinsurance industry would suffer, and it would be more difficult for us to sell our products.

In addition, several agreements we have with third parties would be impacted by a failure to maintain specified ratings. Under the framework agreement dated May 28, 2002 among Wellington and its affiliates, Aspen U.K. Services and Aspen Holdings, Aspen Re would need to provide a letter of credit with respect to any quota share reinsurance it provides to Syndicate 2020 if Aspen Re's insurer financial strength or similar rating is down-graded below "A" by either S&P and A.M. Best or such lower rating (not being lower than "A–") acceptable to Lloyd's from time to time. In addition, the obligations to offer quota shares are subject to a condition that neither the Lloyd's market nor Aspen Re be rated below "BBB" by either S&P or A.M. Best.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to such credit risks.

Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Aon Corporation ("Aon"), Marsh & McLennan Companies, Inc. ("Marsh"), Willis Group Holdings, Ltd. ("Willis"), Benfield Group plc ("Benfield") and Ballantyne, McKean & Sullivan Ltd. ("Ballantyne") provided 27.9%, 17.1%, 12.4%, 12.4% and 4.3% (for a total of 74.1%), respectively, of our gross reinsurance premiums written for the twelve months ended December 31, 2003. Aon, SBJ Group Limited ("SBJ"), Marsh, Willis and R. L. Davison & Co. Ltd. ("R. L. Davison") provided

21.5%, 10.9%, 7.4%, 7.4% and 6.3% (for a total of 53.5%), respectively, of our gross insurance premiums written for the twelve months ended December 31, 2003. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

If we fail to develop the necessary infrastructure as we grow, our future financial results may be adversely affected.

Our recent and planned future expansion in the U.K., U.S. and Bermuda has placed increased demands on our financial, managerial and human resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Our future profitability depends in part on our ability to further develop our resources and effectively manage this expansion. Our inability to achieve such development or effective management may impair our future financial results.

Acquisitions or strategic investments that we may make could turn out to be unsuccessful.

As part of our strategy, we may pursue growth through acquisitions and/or strategic investments in businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. As a newly formed company, we have limited experience in identifying quality merger candidates, as well as successfully acquiring and integrating their operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by several professional investment management firms under the direction of our investment committee in accordance with detailed investment guidelines set by us. See "Business—Investments" above. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss in order to cover such liabilities. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For the twelve months ended December 31, 2003, 3.4% or $28.7 million of our total revenue was derived from our invested assets. This represented 13.9% of our income from operations before income tax for the same period.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains interest-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, funds reinvested will earn less than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a portfolio, diversified by obligor and emphasizing higher rated securities, with a relatively short duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

Profitability may be adversely impacted by inflation.

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and insurance segments are the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2003, 10.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

Although we are not currently aware of any material exposures to loss payments that will be paid in currencies other than the U.S. Dollar and the British Pound, we may use hedges to manage probable significant losses that will be paid in non-U.S./non-British currencies. However, it is possible that we will not successfully structure those hedges so as to effectively manage these risks.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

General.    Our insurance and reinsurance subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or to engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business. See "—Regulatory Matters" in Item 1 above.

Aspen Re.    Aspen Re has authorization from the FSA to write certain classes of insurance business in the United Kingdom. As an authorized insurer in the United Kingdom, Aspen Re is able to operate throughout the E.U., subject to compliance with certain notification requirements of the FSA and in some cases, certain local regulatory requirements. As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen Re will be subject to close supervision by the FSA. The FSA regards Aspen Re, for all intents and purposes, as a new insurer and has stated that it wishes to closely monitor Aspen Re's progress against its business plans and related issues including business development, reinsurance, underwriting controls and claims. More generally, the FSA is currently seeking to strengthen its requirements for senior management arrangements, and for systems and controls of insurance and reinsurance companies under its jurisdiction. Furthermore, the FSA intends to place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. Changes in the FSA's requirements may have an adverse impact on the business of Aspen Re.

If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares in Aspen Holdings, transactions between Aspen Re and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we cannot assure you that these material connected party transactions will not be subject to regulatory intervention by the FSA. See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters".

Aspen Re is required to provide the FSA with information about Aspen Holdings' notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA's rules. In this regard, if Aspen Bermuda were to experience financial difficulties, it could affect the "solvency" position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen Re. Furthermore, any transactions between Aspen Re, Aspen Specialty and Aspen Bermuda that are material connected party transactions would also have to be reported to the FSA. We cannot assure you that the existence or effect of such connected party transactions and the FSA's assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where Aspen Re has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA with regard to Aspen Re.

There may be reforms in liability insurance practice in the United Kingdom, in response to dramatic price increases that have greatly affected businesses, which may adversely impact the Company. The Office of Fair Trading ("OFT") in the United Kingdom undertook a study as a result of concerns regarding sharp increases in the cost of premiums charged for employers', public and product liability insurance and professional indemnity insurance, collectively referred to as liability insurance. The OFT has indicated that it will continue to keep liability insurance markets under review, including premiums to be charged during late 2004, as it anticipates the markets to have adjusted by that date. The OFT does not presently have price controls in place in relation to liability insurance. We are not aware at this time of any OFT proposals to recommend such price controls. In addition, the U.K. Department for Work and Pensions ("DWP") has conducted a specific study regarding employers' liability. Both the OFT and the DWP have focused on the potential benefit to businesses, as insureds, if insurers increased the renewal periods during which insureds can renew their insurance coverage. The OFT has the power to recommend wide ranging reforms to the extent that it finds competition has been hindered as a result of the sharp increase in premiums charged, and to refer the markets to the U.K. Competition Commission which may impose structural and behavioral remedies on the market participants. Although no particular regulatory or legislative reforms have been recommended, these reports and any subsequent regulation may adversely affect our business and results of operations. For example, if insurers were required to increase their renewal periods, this may result in increased competition to retain existing customers.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is largely formed by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen Re will operate. One such directive obliged the United Kingdom to ensure that, in any insolvency or reorganization proceedings concerning an insurer established in the United Kingdom, claims under insurance contracts receive priority over claims under reinsurance contracts. These rules, which were implemented into U.K. law in April 2003, may have the effect that prospective reinsureds may seek security for future claims under reinsurance policies issued by Aspen Re which would increase the cost to Aspen Re of writing reinsurance business. A general review of E.U. insurance directives is currently in progress and may lead to changes such as increased or risk-based minimum capital requirements. The FSA has proposed to introduce new ECR for insurers and reinsurers which will include capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the

FSA has already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. In addition, the FSA is proposing to give guidance regularly to insurers under "individual capital assessments", which may result in guidance that a company should hold in excess of the ECR. These changes may increase the required regulatory capital of Aspen Re.

Aspen Re does not presently intend that it will be admitted to do business in any jurisdiction other than the United Kingdom, Ireland and the other member states of the European Economic Area. We cannot assure you, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen Re and claim that Aspen Re is subject to such jurisdiction's licensing requirements.

Aspen Bermuda.    Aspen Bermuda is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Aspen Bermuda's ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

Aspen Bermuda does not maintain a principal office, and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of insurance or reinsurance, in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Aspen Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to Aspen Bermuda's insurance or reinsurance activities may still be raised in the future.

The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws or regulations regulating offshore insurers or reinsurers could have a material adverse effect on our business.

Aspen Specialty.    Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the Commissioner of Insurance of the State of North Dakota. The North Dakota Commissioner of Insurance also has regulatory authority over a number of affiliate transactions between Aspen Specialty and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders. Among other matters, state insurance regulations will require Aspen Specialty to maintain minimum levels of capital, surplus and liquidity, require Aspen Specialty to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen Specialty to write new business or distribute assets to Aspen Holdings.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly examine existing laws and regulations. Changes in these laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business.

For example, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the Terrorism Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. We are currently unable to predict whether the Terrorism Act will lapse, be renewed or replaced by something else in 2005, or whether any new initiatives would result in greater federal government intervention in the U.S. insurance and reinsurance markets in which we participate.

New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations. For example, a bill now pending in the U.S. Congress would limit the liability of certain defendants who have asbestos liabilities, but would also require defendants and insurers to contribute to a trust fund to compensate persons alleging to have been harmed by asbestos exposure. To the extent that the passage of such legislation might provide our competitors with somewhat greater certainty as to their ultimate asbestos liabilities, some of their current reserves might be released, thus providing them additional underwriting capacity. This, in turn, could result in increased competitive pressure on us. However, because prospects for passage of this bill as well as its details (the trust fund provisions in particular) are uncertain, we cannot at this time predict how the passage of such legislation might impact us.

Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, our ability to pay dividends to our shareholders is limited under our credit agreements, which provide that, subject to the requirements specified in the agreements, Aspen Holdings may not during any fiscal year pay cash dividends in an aggregate amount exceeding 50% of its consolidated net income for such fiscal year.

Several of our founding shareholders and some of our directors may have conflicts of interest with us.

Several of our founding shareholders and some of our directors engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. Of our directors, Julian Avery is the Chief Executive Officer of Wellington. We have agreed with Wellington to terminate Wellington's non-competition arrangement with us, which will effectively allow Wellington or its affiliates to engage in lines of business that directly compete with us. We also have in place certain quota share agreements and an administrative services agreement with Wellington and its affiliates. We also had an agreement with Montpelier Re, one of our founding shareholders, which in 2003 limited the type and the amount of business we may write in Bermuda. Montpelier Re is also a competitor of ours in the reinsurance business. See Item 13, "Certain Relationships and Related Transactions".

In addition, several of our founding shareholders and some of our directors have sponsored or invested in, and may in the future sponsor or invest in, other entities engaged in or intending to engage in insurance and reinsurance underwriting, some of which may compete with us. They have also entered into, or may in the future enter into, agreements with companies that may compete with us. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest.

In addition, we may not be in a position to influence any party's decision to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in our shareholders' best interests. Moreover, under Bermuda law and our bye-laws, any transaction entered into by us in which a director has an interest is not voidable by us nor can such director be accountable to us for any benefit realized under that transaction provided that the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest unless the majority of the disinterested directors determines otherwise.

We may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.

We are subject to the independent director requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), SEC rules and the NYSE corporate governance rules, to the extent applicable. The Company has a sufficient number of independent directors to comply with such rules applicable to the audit committee. The Company does not currently have a sufficient number of independent directors to comply with the requirements for independent nomination and compensation committees or to comprise the majority of the board of directors, although each of such rules is not strictly applicable to us as foreign private issuers and allows a phase-in period of twelve months for newly listed companies such as us. Independent directors are generally individuals, other than our employees, officers or their family members or shareholders who hold more than a 10% interest in us, who do not have a material relationship with us and have not received certain compensation or other payments from us in previous years. The ultimate determination of independence, however, is made by our board of directors on a case-by-case basis based on all relevant facts and circumstances.

We may experience difficulty in attracting and retaining qualified independent directors to respond to the increasing regulation of public companies. If we are unable to attract or retain independent directors prior to the compliance deadlines stipulated by the various regulations, we may be faced with delisting of our ordinary shares or a violation of the Sarbanes-Oxley Act.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our funds are insufficient to fund future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our additional needs for capital will depend on our actual claims experience, especially any catastrophic events. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to the shares offered in our initial public offering. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

Risks Related to Our Industry

We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry will increase competition.

The insurance and reinsurance industry is highly competitive. In particular, we compete with General Re, Lloyd's, Montpelier Re, Munich Re, Swiss Re and XL Re in the global reinsurance industry and with Lloyd's, Mitsui, Royal & Sun Alliance and Zurich in the U.K. insurance industry. We compete primarily on the basis of experience, the strength of our client relationships, reputation, premiums charged, policy and contract terms and conditions, products offered, speed of claims payment, overall financial strength, ratings and scope of business (both by size and geographic location).

A number of newly-organized, Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. Many of these entities derive their profits primarily through Bermuda operations and, consequently, may achieve a lower overall global effective tax rate than us. In addition, we may not be aware of other companies that may be planning to enter the lines of business of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Further, insurance/risk-linked securities and derivatives and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance and reinsurance. A number of new, proposed or potential legislative or industry developments could also increase competition in our industries.

New competition could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001. This tightening of supply has resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. For example, on November 26, 2002, the Terrorism Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. The law expires automatically at the end of 2005 and we cannot predict whether it will lapse, be renewed or replaced by something else. See "—Regulation—U.S. Regulation—Legislative Changes" in Item 1 above. Government-sponsored initiatives in other countries to address the risk of losses from terrorist attacks are similarly subject to change which may impact our business. We are currently unable to predict the extent to which lapse or replacement of the Terrorism Act, or other new initiatives, may affect the demand for or pricing of our products or the risks that our customers may expect us, and our competitors, to underwrite.

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. Although premium levels for many products have increased in the recent past, the supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

Risks Related to Our Ordinary Shares

Future sales of ordinary shares may affect their market price and the future exercise of options may result in immediate and substantial dilution.

There are currently 69,179,303 ordinary shares outstanding. Of these shares, 12,102,600 ordinary shares are freely transferable, except for any shares sold to our "affiliates," as that term is defined in Rule 144 under the Securities Act. The remaining shares are "restricted securities" subject to the volume limitations and the other conditions of Rule 144. Moreover, an additional 6,347,736 ordinary shares are issuable upon the full exercise of outstanding options by Wellington and Harrington Trust Limited (the "Names' Trustee"), as successor trustee of the Names' Trust (the "Names' Trust"), which holds the options and shares for the benefit of the members of Syndicate 2020 who are not corporate members of Wellington (the "Unaligned Members"). Wellington and the Names' Trustee may exercise their options on a cashless basis, which allows them through the receipt of ordinary shares, to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. This cashless exercise feature may provide an incentive for Wellington and the Names' Trustee to exercise their options more quickly. In the event that outstanding options to purchase ordinary shares are exercised, shareholders will suffer immediate and substantial dilution of their investment.

In addition, we intend to file one or more registration statements on Form S-8 under the Securities Act to register ordinary shares issued or reserved for issuance under our share incentive plan. Subject to the exercise of issued and outstanding options, shares registered under the registration statement on Form S-8 will be available for sale into the public markets after May 31, 2004 when lock-up agreements with our existing shareholders expire.

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares.

There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as "controlled shares" (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the "Code")) of any U.S. person and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a "9.5% U.S. Shareholder") shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any of our subsidiaries or any shareholder or its affiliates. "Controlled shares" includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). For U.S. federal income tax purposes, a U.S. Person means, (i) a citizen or resident of the United States, (ii) a corporation, partnership or other entity created or organized in the United States or under the laws of the United States or any of its political subdivisions, (iii) an estate the income of which is subject to U.S. federal income tax without regard to its source or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust. There are currently 69,179,303 ordinary shares outstanding, of which 6,572,033 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares. A shareholder may own up to 6,572,033 ordinary shares without being subject to voting cutback provisions in our bye-laws.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.

As a result of any reallocation of votes, voting rights of some of our shareholders might increase above 5% of the aggregate voting power of the outstanding ordinary shares, thereby possibly resulting in such shareholders becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. In addition, the reallocation of the votes of our shareholders could result in some of the shareholders becoming subject to filing requirements under Section 16 of the Exchange Act in the event that the Company no longer qualifies as a foreign private issuer.

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder's voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate such shareholder's voting rights.

There are provisions in our bye-laws which may restrict the ability to transfer ordinary shares and which may require shareholders to sell their ordinary shares.

Our board of directors may decline to register a transfer of any ordinary shares if it appears to the board of directors, in their sole and reasonable discretion, after taking into account the limitations on voting rights contained in our bye-laws, that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their affiliates may occur as a result of such transfer.

Our bye-laws also provide that if our board of directors determines that share ownership by a person may result in material adverse tax consequences to us, any of our subsidiaries or any shareholder or its affiliates, then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair market value the minimum number of ordinary shares held by such person which is necessary to eliminate the material adverse tax consequences.

Laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider to be desirable and may make it more difficult to replace members of our board of directors and have the effect of entrenching management.

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company. We have obtained from the BMA their permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the NYSE or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

The FSA regulates the acquisition of "control" of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired "control" of Aspen Re. Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA's prior approval. The FSA would then have three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application would constitute a criminal offense.

There can be no assurance that the applicable regulatory body would agree that a shareholder who owned greater than 10% of our ordinary shares did not, because of the limitation on the voting power of such shares, control the applicable Insurance Subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable. These restrictions may also operate to make it more difficult to replace members of our board of directors and may have the effect of entrenching management regardless of their performance.

A few large shareholders may be able to influence significant corporate actions.

We currently have 5 shareholder groups who own approximately 51,024,280 ordinary shares representing 76.0% of the beneficial ownership of our ordinary shares. As a result of their ownership position, these shareholders voting together may have the ability to significantly influence matters requiring shareholder approval, including, without limitation, the election of directors and amalgamations, consolidations, changes of control of our company and sales of all or substantially all of our assets. If these shareholders were to act together, they would be able to exercise control over most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by the other shareholders.

U.S. persons who own our ordinary shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to us, differs in some material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act which includes, where relevant, information on modifications thereto adopted under our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law (which is representative of the corporate law of the various states comprising the United States). Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors.    Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be accountable to us for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest under the Companies Act, unless the majority of the disinterested directors determine otherwise. Under Delaware law, the transaction would not be voidable if:

•	the material facts as to the interested director's relationship or interests were disclosed or were known to the board of directors and the board of directors in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	the material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation at the time it was authorized, approved or ratified.

Business Combinations with Large Shareholders or Affiliates.    As a Bermuda company, we may enter into business combinations with our large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from our board of directors. Under Bermuda law, amalgamations require the approval of the board of directors, and except in the case of amalgamations with and between wholly-owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company's affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from our board of directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or our bye-laws would require board approval and, in some instances, shareholder approval of such transactions.

Shareholders' Suits.    The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in our name to remedy a wrong done to us where an act is alleged to be beyond our corporate power, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys' fees incurred in connection with the action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director's or officer's duties, except with respect to any fraud of the director or officer or to recover any gain, personal profit or advantage to which the director or officer is not legally entitled. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys' fees incurred in connection with the action.

Indemnification of Directors and Officers.    Under Bermuda law and our bye-laws, we may indemnify our directors, officers, any other person appointed to a committee of the board of directors or resident representative (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense, incurred or suffered by such persons by reason of any act done, conceived in or omitted in the conduct of our business or in the discharge of their duties; provided that such indemnification shall not extend to any matter which would render such indemnification void under the Companies Act. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our ordinary shares.

Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.

For example, our bye-laws contain the following provisions that could have such an effect:

•	election of directors is staggered, meaning that members of only one of three classes of directors are elected each year;

•	directors serve for a term of three years;

•	our directors may decline to approve or register any transfer of shares to the extent they determine, in their sole discretion, that any non-de minimis adverse tax, regulatory or legal consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates would result from such transfer;

•	if our directors determine that share ownership by any person may result in material adverse tax consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates, we have the option, but not the obligation, to purchase or assign to a third party the right to purchase the minimum number of shares held by such person solely to the extent that it is necessary to eliminate such material risk;

•	shareholders have limited ability to remove directors; and

•	if the ordinary shares of any U.S. Person constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares of such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%.

In addition, none of the seats on our board of directors may be up for election until 2005. As the shareholders may not be able to elect directors in the interim, this may further impede an attempt to replace or remove our directors and, consequently, diminish the value of our ordinary shares.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised by Bermuda counsel, that there is no treaty in force between the U.S. and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not U.S.) law.

In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to public policy. It is the advice of our Bermuda counsel that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda Court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

Risks Related to Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Aspen Holdings and Aspen Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Aspen Holdings, Aspen Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Our non-U.S. companies may be subject to U.S tax that may have a material adverse effect on our results of operations.

If Aspen Holdings or any of its foreign subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations and your investment (irrespective of the number of shares you own) could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen Re is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America and WU Inc.). Further, if we or any of our subsidiaries were considered a personal holding company subject to U.S. tax on a portion of its U.S. income, its results of operations could be materially adversely affected.

The Company and Aspen Bermuda are Bermuda companies, and Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services are U.K. companies. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies will be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen Re produced pursuant to the binding authorities granted to Aspen Re America, as well as the binding authorities previously granted to WU Inc. because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen Re with respect to the business produced pursuant to the Aspen Re America and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service ("IRS") will not contend successfully that any of Aspen Holdings or its foreign subsidiaries is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.

The Company or a subsidiary might be subject to U.S. tax on a portion of its U.S. income if Aspen Holdings or such subsidiary is considered a personal holding company ("PHC") for U.S. federal income tax purposes. This status will depend on whether 50% or more of our shares could be deemed to be owned (pursuant to certain constructive ownership rules) by five or fewer individuals and whether 60% or more of Aspen Holdings' income, or the income of any of its subsidiaries, as determined for U.S. federal income tax purposes, consists of "personal holding company income." We believe based upon the information made available to us regarding our existing shareholder base that neither the Company nor any of its subsidiaries should be considered a PHC for U.S. federal income tax purposes for any prior year of operations or currently. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold so that neither Aspen Holdings nor any of its subsidiaries should be considered a PHC. However, because of the legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of our shareholder base, our gross income and other circumstances, we cannot be certain that the Company and/or any of its subsidiaries will not be considered a PHC or that the amount of U.S. tax that would be imposed if it were not the case would be immaterial.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

None of us, except for Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, is incorporated in the United Kingdom. Accordingly, none of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, should be treated as being resident in the United Kingdom for corporation tax purposes unless our central management and control is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, intends to manage our affairs so that none of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, is resident in the United Kingdom for tax purposes.

A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.

Each of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services (which should be treated as resident in the United Kingdom by virtue of being incorporated and managed there), intends that we will operate in such a manner so that none of us, other than Aspen Re and Aspen U.K. Services, carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, are/is trading in the United Kingdom through a permanent establishment in the United Kingdom.

The United Kingdom has no income tax treaty with Bermuda. There are circumstances in which companies that are neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on the profits of a trade carried on there even if that trade is not carried on through a permanent establishment but each of us intend that we will operate in such a manner that none of us will fall within the charge to income tax in the United Kingdom (other than by deduction or withholding) in this respect.

If any of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom through a permanent establishment, our results of operations and your investment could be materially adversely affected.

10% or more of Aspen Holdings' shares may be subject to U.S. income taxation under the
"controlled foreign corporation" ("CFC") rules.

If you are a "10% U.S. Shareholder" of a foreign corporation (defined as a U.S. Person (see above) who owns (directly, indirectly through foreign entities or "constructively" (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through foreign entities on the last day of the CFC's taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed, in which case your investment could be materially adversely affected. A foreign corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under "Bye-Laws" in Item 5(g) below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold ordinary shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our "related party insurance income" ("RPII").

If the RPII (determined on a gross basis) of any foreign Insurance Subsidiary were to equal or exceed 20% of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of the Company (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a foreign Insurance Subsidiary (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of ordinary shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of the foreign Insurance Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our ordinary shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of either foreign Insurance Subsidiary to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as ordinary income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of ordinary shares because the Company will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. Persons who hold ordinary shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. federal income tax purposes.

If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of the Company will be subject to adverse tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

U.S. Persons who hold ordinary shares will be subject to adverse tax consequences if we or any of our foreign subsidiaries are considered to be a foreign personal holding company ("FPHC") for
U.S. federal income tax purposes.

If we were considered an FPHC it could have material adverse tax consequences for our shareholders who are subject to U.S. federal income taxation, including subjecting such shareholders to a greater tax liability than might otherwise apply and subjecting such shareholders to tax on amounts in advance of when tax would otherwise be imposed. In addition, if we were considered an FPHC, upon the death of any U.S. individual owning ordinary shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the ordinary shares which might otherwise be available under U.S. federal income tax laws. The Company and/or any of its foreign subsidiaries could be considered to be an FPHC for U.S. federal income tax purposes if more than 50% of our shares could be deemed to be owned by five or fewer individuals who are citizens or residents of the United States, and 60% or more of the Company's income, or that of its foreign subsidiaries, consists of "foreign personal holding company income," as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither the Company nor any of its foreign subsidiaries should be considered an FPHC for any prior year of operations or currently. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold so that neither the Company nor any of its foreign subsidiaries should be considered an FPHC. However, because of the legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of our shareholder base, our gross income and other circumstances, we cannot be certain that the Company and/or any of its foreign subsidiaries will not be considered an FPHC.

U.S. tax-exempt organizations who own our ordinary shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization, which generally would be the case if either we are a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any shares of the Company. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

Changes in U.S. federal income tax law could materially adversely affect an investment in our ordinary shares.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In this regard, legislation has been introduced that includes a provision which permits the IRS to reallocate or recharacterize items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to current law, which only refers to source and character). While there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us or our shareholders, it is possible that broader-based legislative proposals could emerge in the future that could have an adverse impact on us, or our shareholders.

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

The impact of Bermuda's letter of commitment to the organization for economic cooperation and development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated June 26, 2000, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Additional Information

The Registrant's website address is www.aspen.bm. The Registrant makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2.    Properties

We currently rent office space in Hamilton, Bermuda for our holding company and Bermuda operations. For our UK based reinsurance and insurance operations, in June 2003 we entered into a sublease with ACE Global Markets Ltd. to occupy space within their offices at 100 Leadenhall Street, London. The lease covers one and a half floors of the building (up to 14,000 square feet in total) and is for a three-year period with an option to terminate upon 6 months' notice at any time after 18 months. We also license office space within the Lloyd's building on the basis of a renewable twelve-month lease. In addition we lease office space in Boston, Massachusetts, Marlton, New Jersey and Rocky Hill, Connecticut.

Item 3.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our ordinary shares began publicly trading on December 4, 2003. Our New York Stock Exchange symbol is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the period indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of Ordinary Shares
	High	Low
Period
Fourth Quarter (beginning December 4, 2003)	$25.75	$23.30

(b) As of March 1, 2004, there were 96 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name.

(c) There were no dividends paid on the Company's ordinary shares for the periods ended December 31, 2003 and 2002. Our board of directors currently has a policy whereby it intends to authorize the payment of a dividend of $0.03 per ordinary share per fiscal quarter to our shareholders of record, beginning in the first quarter of 2004. At a meeting held on March 12, 2004, our board of directors declared a dividend of $0.03 per share payable on March 31, 2004 to shareholders of record on March 23, 2004. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant at the time.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries to pay dividends to us. The Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Item 1, "Business – Regulatory Matters".

Additionally, we are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts.

Our credit facilities also restrict our ability to pay dividends. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

(d) Since its formation, the Company has issued unregistered securities as described below. None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering and the Company believes that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Regulation S for offerings of securities outside of the United States. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

(1)	On June 21, 2002, the Company sold 24,859,590 ordinary shares to certain accredited investors and members of management of the Company for an aggregate price of

$372,893,850 (based on the British Pound/U.S. Dollar exchange rate on such date at £1 to $1.5000). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(2)	On October 16, 2002, the Company sold 4,625,070 ordinary shares to Wellington for an aggregate price of $73,052,040 (based on the British Pound/U.S. Dollar exchange rate on such date at £1 to $1.5543). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(3)	On November 19, 2002, the Company sold 4,874,930 ordinary shares to Wellington for an aggregate price of $79,044,003 (based on the British Pound/U.S. Dollar exchange rate on such date at £1 to $1.5884). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(4)	On November 29, 2002, the Company sold 2,555,230 ordinary shares to Wellington for an aggregate price of $40,497,797 (based on the British Pound/U.S. Dollar exchange rate on such date at £1 to $1.5523). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(5)	On November 29, 2002, the Company sold 19,951,320 ordinary shares to certain accredited investors and members of management of the Company for an aggregate price of $299,269,800 (based on the British Pound/U.S. Dollar exchange rate on June 21, 2002 at £1 to $1.5000 since this subscription was the second part of the June 21, 2002 subscription). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(6)	The Company issued 10,220 ordinary shares to employees and directors of the Registrant and its subsidiaries during the period of May 23, 2002 to December 31, 2002 for a total consideration of $164,542 (based on the British Pound/U.S. Dollar exchange rate at £1 to $1.6100). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(7)	On February 11, 2003, the Company issued 43,420 ordinary shares to employees of the Company and its subsidiaries for a total consideration of $707,746 (based on the British Pound/U.S. Dollar exchange rate on such date at £1 to $1.6300). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(8)	On August 13, 2003, the Company issued 4,340 ordinary shares to employees of the Company and its subsidiaries for a total consideration of $67,461 (based on the British Pound/U.S. Dollar exchange rate on such date at £1 to $1.5544). The sale of ordinary shares was made in reliance on Section 4(2) of the Securities Act.

(9)	On December 9, 2003, the Company issued 126,706 ordinary shares to Harrington Trust Limited (the Names' Trustee) in connection with their exercise of options under the Option Instrument under both a cash and cashless basis for a total consideration price of $1,152,815 (based on the British Pound/U.S. Dollar exchange rate on such date of £1 to $1.7430). The exercise of options for ordinary shares was made in reliance on Regulation S of the Securities Act.

(10)	On December 17, 2003, the Company issued 25,877 ordinary shares to Harrington Trust Limited (the Names' Trustee) in connection with their exercise of the options under the Option Instrument for a total consideration price $489,098 (based on the British Pound/U.S. Dollar exchange rate on such date of £1 to $1.7615). The exercise of options for ordinary shares was made in reliance on Regulation S of the Securities Act.

(e)    Initial Public Offering Proceeds

On December 12, 2003 the Company completed an initial public offering of 12,102,600 ordinary shares including the exercise of the over-allotment option of 1,578,600 ordinary shares at $22.50 per share for an aggregate offering price of approximately $272.3 million. The effective date of the

Registration Statement on Form F-1 (Commission File No. 333-110435) was December 3, 2003. The lead managing underwriters were Credit Suisse First Boston Corporation and Goldman, Sachs & Co. The Company's ordinary shares began trading on the New York Stock Exchange on December 4, 2003. The Company paid fees, discounts and commissions of approximately $19.1million to the underwriters of the initial public offering, and paid additional costs associated with the sale of the ordinary shares of approximately $9.2 million. Other than to Credit Suisse First Boston Corporation, which has an affiliate, Credit Suisse First Boston Private Equity, that beneficially owned 10.12% of our ordinary shares at December 31, 2003, as an underwriter in our initial public offering, no direct or indirect payments were made to directors, officers or persons owning 10% or more of any class of equity securities or affiliates of the Company. We used $50.0 million of our net proceeds to repay a portion of the outstanding debt under our revolving credit facilities and the remaining $194.0 million to provide initial or additional capital to our operating subsidiaries.

(f)    Shareholders' Agreement and Registration Rights Agreement

The Company entered into an amended and restated shareholders' agreement dated as of September 30, 2003 with all of the shareholders who purchased their shares in private placement, and certain members of management.

Pursuant to the terms of the shareholders' agreement, generally if any existing shareholder party thereto (or group of existing shareholder parties thereto) proposes to transfer 20% or more of our outstanding ordinary shares, then the other shareholders party to the shareholders' agreement have a right to participate proportionally in the transfer.

If a change of control (as defined in the shareholders' agreement) is approved by the board of directors and by investors (as defined in the shareholders' agreement) holding not less than 60% of the voting power of shares held by the investors (in each case, after taking into account voting power adjustments under the bye-laws), Wellington, certain entities affiliated with Wellington and the Names' Trustee undertake to:

•	exercise their respective voting rights as shareholders to approve the change of control; and

•	tender their respective shares for sale in relation to the change of control on terms no less favorable than those on which the investors sell their shares.

Each shareholder party has agreed to require any transferee within thirty-six months after our initial public offering to sign a deed of adherence to the shareholders' agreement, except if such transfer is pursuant to a registered public offering, sale pursuant to Rule 144 of the Securities Act or certain other circumstances. In addition, until twelve months after our initial public offering, a shareholder party may not make transfers to its shareholders, members, partners or beneficiaries by way of a dividend, distribution or otherwise.

We have also entered into an amended and restated registration rights agreement dated as of November 14, 2003 with the existing shareholders prior to our initial public offering, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. At any time following the earlier of June 1, 2004 and the expiration of the period during which the managing underwriters for our initial public offering prohibit us from otherwise distributing our shares, any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares.

The ordinary shares issued in connection with the exercise of the Names' Options will have priority over the sale of ordinary shares held by the other shareholders party to the registration rights agreement in the first underwritten secondary offering of ordinary shares after our initial public offering. In addition, if one or more of our shareholders does not request from the Company the registration of its ordinary shares in connection with the first underwritten secondary offering by August 5, 2004, the Names' Trustee has the right to demand the registration of ordinary shares it holds on behalf of the Unaligned Members, subject to a registration of a minimum number of ordinary shares, for a non-underwritten direct resale of such ordinary shares between August 5, 2004 and September 19, 2004. In the event that one or more of our shareholders requests the registration of its ordinary shares after August 5, 2004, and the Names' Trustee either had not requested to register its ordinary shares or any such registration statement had not yet become effective, the requesting shareholder may cause the Names' Trustee to participate in such underwritten secondary offering in lieu of the separate non-underwritten offering. In such event, the sale of ordinary shares issued in connection with the exercise of the Names' Options would have priority over the sale of ordinary shares to be sold by the other shareholders in the first underwritten secondary offering.

In addition, if we propose to register the sale of any of our securities under the Securities Act (other than a registration on Form S-8 or F-4), such parties holding our ordinary shares or other securities convertible into, exercisable for or exchangeable for our ordinary shares, will have the right to participate proportionately in such sale.

The registration rights agreement contains various lock-up, or hold-back, agreements preventing sales of ordinary shares just prior to and for a period following an underwritten offering. In general, the Company agreed in the registration rights agreement to pay all fees and expenses of registration and the subsequent offerings, except the underwriting spread or pay brokerage commission incurred in connection with the sales of the ordinary shares.

(g)    Bye-Laws

Our bye-laws provide that except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder in the Company are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. "Controlled shares" includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.

We are authorized to require any shareholder to provide information as to that shareholder's beneficial share ownership, the names of persons having beneficial ownership of the shareholder's shares, relationships with other shareholders or any other facts the directors may deem relevant to a determination of the number of ordinary shares attributable to any person. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate the shareholder's voting rights. All information provided by the shareholder shall be treated by the Company as confidential information and shall be used by the Company solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists (except as otherwise required by applicable law or regulation).

Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws).

The following actions shall be approved by the affirmative vote of at least seventy-five percent (75%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): any amendment to Bye-Laws (first sentence — Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power), 76 (Purchase of Shares), 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to, a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction.

Our bye-laws may be revoked or amended by a majority of the board of directors, but no revocation or amendment shall be operative unless and until it is approved at a subsequent general meeting of the Company by the shareholders by resolution passed by a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws) or such greater majority as required by our bye-laws.

Also, under our bye-laws, if we are required or entitled to vote at a general meeting of any of Aspen Re, Aspen Bermuda, Aspen U.K. Holdings or Aspen U.K. Services or any other directly held non-U.S. subsidiary of ours (together, the "Non-U.S. Subsidiaries"), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary. Substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of the Non-U.S. Subsidiaries.

(h)    Investor Options

On June 21, 2002, Aspen Holdings issued to Wellington options to purchase 3,781,120 non-voting shares (the "Wellington Options") and issued to the Names' Trustee, as trustee of Names' Trust for the benefit of the Unaligned Members, options to purchase 3,006,760 non-voting shares (the "Names' Options;" together with the Wellington Options, the "Investor Options"). In connection with our initial public offering, the Names' Trustee exercised 440,144 Names' Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. The Names' Trustee currently holds 2,566,616 Names' Options. The rights of the holders of the Investor Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003, to effect certain of the provisions described below (the "Option Instrument"). A portion of the Names' Options is held by Wellington Underwriting Services Limited ("WUSL") (as sub-trustee) for certain Unaligned Members and may be exercised on a cashless basis only. All non-voting shares issued or to be issued upon the exercise of the Investor Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance.

The term of the Investor Options expires on June 21, 2012. The Investor Options may be exercised in whole or in part.

Under the Option Instrument, the Wellington Options are exercisable at any time subject to a minimum number of options to be exercised. The Names' Options are exercisable without regard to a minimum number of options to be exercised, at a sale (as defined in the Option Instrument) and at the end of an annual 45-day window period (expiring June 21, 2012 unless earlier lapsed) starting in 2005 during which the Unaligned Members may notify the Names' Trustee of their elections to exercise the Names' Options. The annual 45-day window period begins on the day following the day on which Aspen Holdings' annual report is published. In addition to the annual 45-day window period, the Names' Options also are exercisable at the time of the first underwritten secondary offering or at the time of a non-underwritten direct resale registration if the first underwritten offering does not occur by August 5, 2004, as further described in "Shareholders' Agreement and Registration Rights Agreement" above.

The Investor Options will lapse on the earlier occurrence of (i) the end of the term of the Investor Options, (ii) the liquidation of the Company (other than a liquidation in connection with a reconstruction or amalgamation) and (iii) the completion of a sale (if such options are not exercised in connection with such sale).

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Investor Options (June 21, 2002) until the date of exercise of the Investor Options. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Investor Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. Thus, the optionholder receives fewer shares upon exercise.

For any exercise of the Investor Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing bid price for five preceding trading days. The Names' Options would also be exercisable on a cashless basis at the time of the first underwritten secondary offering or any non-underwritten direct resale registration effected prior to September 19, 2004. The number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the offer price of the first underwritten secondary offering or in the case of a non-underwritten direct resale, based on an average closing bid price for five preceding trading days.

Following the issuance of the Investor Options, there are a range of anti-dilution protections for the optionholders if any issuance or reclassification of our shares or similar matters are effected below fair market value, subject to certain exceptions. Under these circumstances, an adjustment to the subscription rights of the optionholders or the subscription price of the Investor Options shall be made by our board of directors. If optionholders holding 75% or more of the rights to subscribe for non-voting shares under the Investor Options so request, any adjustment proposed by our board of directors may be referred to independent financial advisors for their determination.

(i)    Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of ordinary shares by the Company during the twelve months ended December 31, 2003.

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the period ended and as of the dates indicated. The summary income statement data for the period from our inception at May 23, 2002 through December 31, 2002 and the twelve months ended December 31, 2003 and the balance sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere in this report, which have been prepared in accordance with U.S. GAAP and have been audited by KPMG Audit Plc, our independent auditors. These historical results are not necessarily indicative of results to be expected from any future period. Due to our limited operating history, the ratios presented may not be indicative of our future performance. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve months ended December 31, 2003	Period from May 23, 2002 to December 31, 2002 (1)
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross premiums written	$1,306.8	$374.8
Net premiums written	1,092.8	312.6
Net premiums earned	812.3	120.3
Loss and loss adjustment expenses	(428.4)	(76.9)
Policy acquisition and general and administrative expenses	(205.6)	(29.8)
Net Investment Income	29.6	8.5
Net Income	152.1	28.6
Basic earnings per share	2.63	0.89
Fully diluted earnings per share	2.56	0.89
Basic weighted average shares outstanding	57.8	32.4
Diluted weighted average shares outstanding	59.5	32.4

Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (2)	53%	64%
Expense ratio (on net premiums earned) (3)	25	25
Combined ratio (4)	78%	89%

Summary Balance Sheet Data
Cash and investments (5)	$1,847.1	$932.0
Premiums receivable	496.5	214.5
Total assets	2,578.5	1,211.8
Losses and loss adjustment expense reserves	525.8	93.9
Reserves for unearned premiums	572.4	215.7
Long Term Loan	40.0
Total shareholder's equity	1,298.7	878.1

Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per share (6)	$18.77	$15.44
Diluted book value per share (treasury stock method) (7)	18.17	15.44

(1)	The financial information for this period reflects our results for the period from May, 23 2002, the date of our formation, to December 31, 2002.
(2)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.
(3)	The expense ratio is calculated by dividing acquisition expense and general and administrative expense by net premiums earned.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio.
(5)	Investments include fixed maturities and short-term investments.
(6)	Book value per share is based on total shareholders' equity divided by the number of shares outstanding of 56,876,360 and 69,179,303 at December 31, 2002 and December 31, 2003, respectively.
(7)	Fully diluted book value per share is calculated based on total shareholders' equity at December 31, 2002 and December 31, 2003, divided by the number of shares outstanding of 56,876,360 and 69,179,303 at December 31, 2002 and December 31, 2003, respectively. Potentially dilutive options were not dilutive at December 31, 2002, but at December 31, 2003 there were 2,302,603 dilutive options. Potentially dilutive shares outstanding are calculated using the treasury method.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2003 and if relevant, for the period from May 23, 2002, the date of formation, to December 31, 2002. The following also includes a discussion of our financial condition at December 31, 2003. See also the Syndicates Financial Information beginning on page P-1 for further information with respect to Syndicate 2020 and Syndicate 3030 which include the initial lines of business written by the Company. See also page M-1 for "Management's Discussion and Analysis and Underwriting Results of Syndicates 2020 and 3030." This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes included in this report. This report contains forward-looking statements that involve risks and uncertainties that are not historical facts, including statements about the Company's beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings "—Risk Factors" and "Business" in Item 1 of this report and "Forward-Looking Statements" contained in Part I of this report.

Overview

The following overview of our 2003 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income for the twelve months ended December 31, 2003 was $152 million, or $2.63 per share, compared to $28.6 million, or $0.89 per share, for the period ended December 31, 2002. Management considers this per share increase in net income to reflect a strong overall performance in 2003 given the relatively short period since the Company started its operations in June 2002 and the relative immaturity of its earnings profile. We measure the maturity of the Company's earnings profile by the ratio of net premiums earned to net premiums written, which has increased from 38% for the period ended December 31, 2002 to 74% for the twelve months ended December 31, 2003. In a 'steady state' in which written premiums were neither increasing nor decreasing from one year to the next, earned premium would equal written premium.

Gross premiums written increased from $374.8 million for the period ended December 31, 2002 to $1,306.8 million for the twelve months ended December 31, 2003. This increase is reflected in similarly significant increases in net written premiums, earned premiums and expenses, all of which increases are primarily driven by the fact that the results for 2002 reflect only the period since we began our operations in June 2002 whereas the results for 2003 reflect twelve months of operations.

Our net premiums written of $1,092.8 million for the year ended December 31, 2003 represented 84% of gross premiums written of $1,306.8 million, which indicates that we ceded reinsurance premiums of $214 million. Approximately $80 million of the ceded reinsurance premiums represented proportional cessions of which our shareholder Montpelier Re was the main recipient under arrangements established at our formation. The remaining amount of the ceded reinsurance premiums mostly comprises premiums for retrocessional protection of our property reinsurance account from which we do not expect to make any material recoveries in respect of accident year 2003 because there have not been any loss events of sufficient scale.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the "loss ratio") as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. Our overall loss ratio was 53% for 2003 compared to 64% for 2002. There was a release of reserves in 2003 from the 2002 accident year, equivalent to around 1.1 percentage points on net earned premium for the year. Further information relating to the release of reserves can be found below under "—Critical Accounting Policies" below.

We monitor the ratio of expenses to net earned premium (the "expense ratio") as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The expense ratio was 25% for 2003 and was the same for 2002. The expense ratio for 2003 includes one percentage point attributable to the expensing of employee options under FAS 123.

We comment further on loss ratios and expense ratios in our discussion of the segmental results later in this section.

We generated investment income in 2003 of $29.6 million in a year in which our total liquid assets doubled from $932 million at the end of 2002 to $1.8 billion at the end of 2003, requiring us to invest significant amounts during a volatile bond market. Investment income in 2002 was $8.5 million.

We did not pay any dividends to shareholders in 2003 but our board of directors has agreed a policy to commence a quarterly dividend payment of $0.03 per ordinary share starting in the first quarter of 2004.

Management considers that the Company's trading position has been enhanced as a result of its enhanced capital and surplus position which is important in securing the confidence of policyholders and in providing capital to support continued development of the insurance and reinsurance business conducted by our Insurance Subsidiaries.

Total shareholders' equity increased from $836.9 million at the beginning of 2003 to $1,298.7 million at the end of 2003 as a result of:

•	the issuance of new shares in connection with the Company's initial public offering on December 4, 2003 which raised $244 million;

•	the issuance of shares to the Names' Trustee in connection with the exercise of the Names' Options for a total consideration of $1.6 million;

•	the issue of employee options at a fair value of $7.5 million credited to additional paid in capital;

•	retained earnings for the year of $152.1 million; and

•	a net increase in currency gains less investment losses accounted for as Other Comprehensive Income of $14.6 million.

The increase in shareholders' equity resulted in an increase in diluted book value per share (treasury stock method) of 18% to $18.17 at December 31, 2003 from $15.44 at the beginning of the year.

The amounts outstanding under our credit facilities are the only material debt that we have outstanding. Management monitors the ratio of debt to total capital, defined as shareholders' equity plus outstanding debt. At December 31, 2003 this ratio was 3% (2002 – Nil). Management considers this to be well under the level at which it would expect rating agencies or customers to be concerned about excessive financial leverage.

Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. In relation to Aspen Holdings, we monitor its ability to service debt, to finance dividend payments to shareholders and to provide financial support to the Insurance Subsidiaries. During 2003, the cash position of Aspen Holdings was significantly enhanced by the payment of $20 million in dividends by Aspen Re to Aspen Holdings and by the retention within Aspen Holdings of part of the proceeds from our initial public offering. As at December 31, 2003, Aspen Holdings held $52.7 million in cash and fixed interest securities and $12.6 million in short-term investments which management considers sufficient to provide us liquidity at this time.

At December 31, 2003, the Insurance Subsidiaries held $765.8 million in cash and short-term investments that are readily realizable securities. Operating cash flow, borrowing and the issuance of additional ordinary shares for cash increased the total cash and cash equivalents held by the Aspen group by $221.2 millions during the twelve months ended December 31, 2003. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2003 and for the foreseeable future.

Market Conditions and Rate Trends

Management considers that market conditions during 2003 provided a very attractive environment for trading in all segments of our business. We offer the following forward-looking observations regarding the trading environment for 2004.

While demand in the marketplace is changing for different business lines, the overall market environment remains encouraging, particularly in the casualty reinsurance and U.K. liability businesses, which are areas in which we have a strong presence. Our initial portfolio comprised 28% casualty risks and in 2003 the casualty business was increased to 40% on a written basis. In 2004, we expect the overall casualty portion of our business to grow to around 44%. We consider this to be an opportune time to devote a substantial part of our overall business to casualty because the environment is now particularly favorable.

Casualty reinsurance has been from our inception a core area of expertise for us. With the exception of a small facultative account written in the U.S., our casualty reinsurance business is generated by two separate teams based in our London operations. Our first team, the international team, covers the world outside the U.S., although in practice, the weight of their exposures is spread across the U.K., Europe and Australia. Rates in this class increased by approximately 26% in 2002 into 2003 and have increased by a further 10% year to date.

The second of our casualty reinsurance teams joined us in January 2003 and has a record for writing U.S. treaty business profitably in the London market. In our view, the key to success in this class is to be highly selective regarding coverage types and the nature and location of cedents. We estimate that rates in the classes we underwrite rose by nearly 30% in 2003 and have risen by a further 22% year to date.

With respect to our property reinsurance business, we experienced a strong start to the year. Even though we anticipate that property reinsurance rates will decline this year by about 7%, we still managed to renew our significant January 1 book of business with the same level of rate adequacy as in the prior year, benefiting from our strong focus on complex risks, which command higher margins and tighter terms and which are currently subject to less competition than some other more mainstream areas in the property reinsurance business.

On a written basis, property catastrophe excess of loss reinsurance represented about 16% of our business in 2003 on a written basis. We currently believe that this will decline to around 14% in 2004, as we continue to focus on the strong casualty reinsurance lines and on our insurance businesses.

In our U.K. insurance business, we are expecting continued strong overall performance. We had anticipated that U.K. liability rates would have peaked by this stage, but this has not, in fact, been the case. Rates in our liability book of business are actually up approximately 8% year to date, and we continue to see a number of favorable opportunities in this area. Our U.K. property insurance business also remains strong. In 2003, our property insurance was highly profitable and we are expecting continued profitability for this business in 2004 as rates continue to remain adequate.

Developments and Trends for Aspen in 2004

In January 2004 we recruited a Connecticut-based team of property reinsurance underwriters that we hope will provide approximately $40 million of gross written premiums in 2004 with possible greater premiums thereafter. We also established an office in New Jersey to write casualty facultative reinsurance risks, mainly in worker's compensation and umbrella lines, but we have discontinued the automobile facultative line that we wrote through WU Inc. We currently believe that our casualty facultative written premium in 2004 could reach about $35 million.

In addition, we have in 2004 moved our property retrocession underwriting operation to Bermuda from London and also expect a modest increase in other reinsurance underwriting directly out of

Bermuda following the injection of $150 million of additional capital into Aspen Bermuda following our initial public offering. We expect this business to contribute an increasingly important part of the overall operation in the future. The majority of our property reinsurance business will, however, continue to be written in London.

Before our initial public offering, we also established our U.S. surplus lines operations, Aspen Specialty, but it did not have the opportunity to write much business in 2003. However, we expect it to grow strongly in 2004. Overall, we currently expect that this business might develop gross written premiums in excess of $100 million, in due course, split approximately 35% casualty risks and 65% property risks.

Revenues from insurance and reinsurance contracts

We derive our revenues primarily from our insurance and reinsurance contracts. These revenues are included in our statement of operations after taking into account amounts payable to our reinsurers.

The amount of net premiums included as revenue in any reporting period depends on:

•	the amount and type of contracts written and the premiums we are able to charge to policyholders which are influenced by multiple factors, including prevailing market prices;

•	the amount and type of reinsurance ceded and the reinsurance premiums payable;

•	the distribution of the renewal dates of the business we write which are fairly evenly distributed through the year for our insurance business but are concentrated at the beginning of quarters (particularly January 1st) for our reinsurance business; and

•	the length of time over which the premiums receivable are earned and reinsurance premiums are expensed.

Other revenues

Revenues also include investment income and realized investment gains offset by realized investment losses. Investment income is derived from holdings of cash and money market deposits and from fixed income investments. Realized investment gains and losses are derived from the sale of fixed income investments all of which are held as marketable securities available for sale. These securities are carried at fair market value and any resulting unrealized gains and losses are not included as revenue in our statement of operations but are included in comprehensive income as a separate component of shareholders' equity.

The statement of operations for the period from May 23, 2002 to December 31, 2002 includes a significant amount in respect of realized currency exchange gains but such gains are not expected to be a material recurrent component of our revenues.

Expenses

Our expenses are classified under four headings as set out below.

Losses and loss adjustment expenses.    These expenses include claims paid and payable under our insurance and reinsurance contracts and the internal and external costs of settling these claims ("loss adjustment expenses").

The amount of these expenses is a function of the amount and type of insurance and reinsurance contracts we write and, with respect to reinsurance contracts, of the loss experience of the clients we reinsure. The amount of the expense is reduced to the extent that we can make recoveries from our reinsurers.

The amount reported under this heading in any period includes payments in the period plus the change in the value of the reserves for unpaid losses and loss adjustment expenses between the beginning and the end of the period.

Our method for setting the reserves for unpaid losses and loss adjustment expenses at the end of any period is discussed below under "—Critical Accounting Policies."

Policy acquisition expenses.    Policy acquisition expenses consist principally of commissions and similar charges payable to brokers, other intermediaries and ceding companies, many of which represent a percentage of premiums receivable by us together with staff costs directly attributable to underwriting. The amount of expenses varies according to the amount and types of contracts written.

Operating and administrative expenses.    These expenses consist primarily of staff compensation, payroll taxes, accommodation costs, information technology and other operating expenses and professional fees. This heading also includes depreciation of tangible assets. Staff compensation includes salaries, bonuses, stock options and benefits such as medical insurance and pension contributions.

Income tax expense.    This expense primarily represents corporation tax paid or payable by our U.K. operating company.

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and have required management to make assumptions and best estimates to determine the reported values. If actual events differ significantly from management's underlying assumptions or estimates, there could be a material adverse effect on our results of operations and financial condition and liquidity.

We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies we use to prepare our financial statements is included in the notes to the consolidated financial statements. If factors such as those described in "—Risk Factors" in Item 1 above cause actual events to differ from the assumptions used in applying the accounting policy and calculating financial results, there could be a material adverse effect on our results of operations and financial condition and liquidity.

Premiums.    Written premiums comprise the estimated premiums on contracts of insurance and reinsurance entered into in the reporting period except in the case of proportional reinsurance contracts where written premium relates only to our proportional share of premiums due on contracts entered into by the ceding company prior to the end of the reporting period.

Premiums written and ceded include estimates based on information received from brokers, ceding companies and insureds. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimate and any adjustment to this estimate is recorded in the period in which it becomes known. Premiums on our excess of loss and proportional reinsurance contracts are estimated by management when the business is underwritten. For excess of loss contracts, the minimum and deposit premium, as defined in the contract, is generally considered to be the best estimate of the contract's written premium at inception. Accordingly, this is the amount we generally record as written premium in the period the underlying risks incept. Estimates of premiums assumed under proportional contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by brokers and ceding companies and estimates of the underlying economic conditions at the time the risk is underwritten. Adjustments to original premium estimates could be material and these adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.

Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The proportion of the premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable are recorded as amounts due less any required provision for doubtful accounts.

Reserve for Losses and Loss Expenses.    Provision is made at the year-end for the estimated cost of claims incurred but not settled at the balance sheet date, including the cost of IBNR claims. The estimated cost of claims includes expenses to be incurred in settling claims and a deduction for the expected value of salvage and other recoveries. As required under U.S. GAAP, no provision is made for our exposure to natural or man-made catastrophes other than for events occurring before the balance sheet date.

We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established.

The following presents our loss reserves by business segment as at December 31, 2003.

	As at 31 December 2003
	Gross	($ in millions) Reinsurance Recoverable	Net
Property Reinsurance	$107.7	$(12.4)	$95.3
Casualty Reinsurance	137.2	(11.6)	125.6
Specialty Reinsurance	107.7	(13.7)	94.0
Total Reinsurance	352.6	(37.7)	314.9
Commercial Property	40.5	—	40.5
Commercial Liability	132.7	(5.9)	126.8
Total Insurance	173.2	(5.9)	167.3
Total Losses and Loss Expense Reserves	$525.8	$(43.6)	$482.2

In establishing the reserves set by the Company, the Company's actuary employs a number of techniques to establish a "range of estimates." The insurance reserves are established for the total unpaid cost of claims and loss adjustment expenses, which cover events that have occurred before the balance sheet date. These reserves reflect the Company's estimates of the total cost of IBNR claims to it. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve.

For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. For IBNR claims, reserves are estimated using established actuarial methods. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions and changes in judicial interpretation of legal liability policy coverage's and inflation.

For classes of business which are not related to catastrophe, and where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This is based upon a combination of (a) an analysis of a portfolio of similar business written by Syndicate 2020 adjusted by an index reflecting how insurance rates, terms and conditions have changed, (b) market benchmark data, and (c) a contract by contract analysis. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. Reserves are established by the selection of a best estimate from within a range of estimates. The Company continually reviews its reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claims experience develops and new information becomes available.

The range of estimates established by the actuary is not intended to include the minimum or maximum amount that the claims may ultimately be, but is designed to provide management with a range from which it is reasonable to select a single best estimate for inclusion in the financial statements taking into account the impact that all the factors affecting the reserves may have. The net actuarial range for reserves for losses and loss expenses established as at December 31, 2003 was between $407.7 million and $491.3 million. The actual net reserves established as at that date were $482.2 million.

In selecting our best estimates of the reserves for each line of business we take into account all of the factors set out above, and in particular the quality of the historical information the Company has on which to establish its reserves and the degree of estimation where information is received from cedents on an underwriting year basis and needs to be converted to an accident year basis. In addition, consideration is given to the point estimate produced by our independent consulting actuaries which was towards the upper end of the range.

Loss reserves presented on an "underwriting year" basis represent claims related to all policies incepting in a given year. In contrast, "accident year" loss reserves represent claims for events that occurred during a given calendar year, regardless of when the policy was written. Loss reserves on an underwriting year basis may include claims from different accident years. For example, a policy written during 2002 may have losses in accident year 2002 and in accident year 2003. Therefore, underwriting year data as of a particular evaluation date is less mature than accident year data.

While the reported reserves make a reasonable provision for unpaid loss and loss adjustment expense obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by such factors as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for losses and loss adjustment expenses could turn out to be significantly different from our estimates.

In the twelve months ended December 31, 2003, there was a reduction of our estimate of the ultimate claims to be paid in respect of the 2002 accident year of $9.6 million. An analysis of this reduction by line of business is as follows:

As at December 31, 2003
($ in millions)
Property Reinsurance	$3.8
Casualty Reinsurance	0.4
Specialty Reinsurance	4.2
Total Reinsurance	8.4
Commercial Property	1.2
Commercial Liability	—
Total Insurance	1.2
Total reduction in prior year loss reserves	$9.6

All of this reduction related to the business written in 2002. The reserves as at December 31, 2002 were $93.9 million gross and $81.4 million net of reinsurance.

The favorable development during the twelve months ended December 31, 2003 of $9.6 million in respect of losses incurred during 2002 primarily resulted from the nature of the business earned in 2002. The key elements that gave rise to the changes in the estimated reserves and which enabled the actuarial projections to be refined were as follows:

•	64% of the net reserves as at December 31, 2002, amounting to $52 million, were in respect of business underwritten by way of the two quota share contracts under which we reinsured part of the portfolio of risks written in 2002 by the Syndicates (the "Wellington quota share arrangements"). The level of information we receive in respect of the business ceded under these arrangements is more limited than that in respect of business written directly by the Company, and is on an underwriting year basis which means that the cedents do not allocate estimates of IBNR losses to accident years. We reviewed this information and established our best estimate of the accident year claims as at December 31, 2002 using the cedents' estimates of ultimate losses and our own assessment of the allocation of those losses to accident years. During the twelve months ended December 31, 2003, we requested and were given more information by the cedents and this has enabled us to make a better assessment of how much of the ultimate losses relate to the 2002 accident year. The Syndicates have also experienced less severe development of incurred losses than they did in the immediately preceding years which has led to reductions in the actuarial estimates of ultimate losses. Both of these factors have contributed to an overall reduction in the 2002 accident year reserves for this business.

•	The Company only commenced underwriting in 2002 and, although some of the lines of business have been written for a number of years in the Syndicates' operations, some lines were new to the Company. The reserving process requires estimates to be made based on both the current and historical information. For those lines of business new to the Company, the historical information relies to a greater degree on market information. As time progresses, the reserves in respect of these lines of business are refined as additional data is received.

The analysis of the favorable development on a line of business basis is as follows:

Property reinsurance:    The net reserves of the property reinsurance line of business as at December 31, 2002 were $24 million, of which $9 million related to the Wellington quota share arrangements. Premiums and claims information received from the Syndicates and other cedents during the twelve months ended December 31, 2003 has indicated both a reduction in the 2002 underwriting year loss ratio and also an improvement in the accident year loss ratio for 2002. This results from a lower development of the severity of reported claims than is often observed in this line of business and gives rise to a $3.8 million reduction in reserves.

Casualty Reinsurance:    The net reserves of the casualty reinsurance line of business as at December 31, 2002 were $10 million. Although we do not receive notice of most of the claims in this line of business until a considerable time has passed, some claims have a shorter notification period due to some of the more catastrophic elements of the business. The development of incurred losses in the twelve months subsequent to December 31, 2002 has enabled a small reduction in the projected loss ratio for this business from that suggested by the actuarial projection at December 31, 2002, giving rise to the reduction in reserves of $0.4 million.

Specialty Reinsurance:    The net reserves of the specialty reinsurance line of business as at December 31, 2002 were $30.9 million. All of the specialty business as at December 31, 2002 was derived through the Wellington quota share arrangements. The reserves established as at December 31, 2002 were based upon the cedents' underwriting year estimates. Management assessed these estimates and, with the data provided, determined the accident year loss ratio. Premiums and claims information received from the cedent during the twelve months ended December 31, 2003 has enabled the Company to refine its accident year assessment. This has resulted in a release in reserves of $4.2 million.

Commercial Property:    The net reserves of the property insurance line of business as at December 31, 2002 were $2.4 million. This account had only two years of Syndicates history prior to its being written by the Company. The reserves established as at December 31, 2002 were partly based upon the historical performance experienced in those two years. During the course of 2003, the historical information improved due in particular to the settlement of one claim significantly below its case reserve. This improvement enabled us to reassess the likely level of IBNR claims in respect of the 2002 accident year, resulting in a reduction in reserves of $1.2 million.

Other than the matters described above, the Company did not make any significant changes in assumptions used in our reserving process. However, because the period of time we have been in operation is short, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

Estimates of IBNR are generally subject to a greater degree of uncertainty than estimates of the cost of settling claims already notified to the Company, where more information about the claim event is generally available. IBNR claims often may not be apparent to the insured until many years after the event giving rise to the claims has happened. Lines of business where the IBNR proportion of the total reserve is high, such as liability insurance, will typically display greater variations between initial estimates and final outcomes because of the greater degree of difficulty of estimating these reserves. Lines of business where claims are typically reported relatively quickly after the claim event tend to display lower levels of volatility between initial estimates and final outcomes. Allowance is made, however, for changes or uncertainties which may create distortions in the underlying statistics or which might cause the cost of unsettled claims to increase or reduce when compared with the cost of previously settled claims including:

•	changes in our processes which might accelerate or slow down the development and/or recording of paid or incurred claims;

•	changes in the legal environment;

•	the effects of inflation;

•	changes in the mix of business; and

•	the impact of large losses.

As at December 31, 2003 a 5% change in the reserve for net IBNR losses would equate to a change of approximately $16.0 million in loss reserves which would represent 7.8% of income from operations before income tax for the twelve months ended December 31, 2003.

Reinsurance recoveries in respect of estimated IBNR claims are assumed to be consistent with the historical pattern of such recoveries, adjusted to reflect changes in the nature and extent of our reinsurance program over time. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

Reinstatement Premiums.    Reinstatement premiums and additional premiums are accrued as provided for in the provisions of assumed reinsurance contracts, based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Impact of Accounting Pronouncements to Be Adopted in the Future

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires consolidation of all variable interest entities ("VIE") by the primary beneficiary, as these terms are defined in FIN 46, effective immediately for VIEs created after January 31, 2003. The consolidation requirements apply to VIEs existing on January 31, 2003 for reporting periods beginning after June 15, 2003. In addition, it requires expanded disclosure for all VIEs. In October 2003, the FASB delayed the implementation date, for VIEs existing on January 31, 2003, to reporting periods ending after December 15, 2003. In December 2003 FIN 46 was replaced by FIN 46(R) which maintained the requirement to consolidate VIEs but revised the definitions. The adoption of FIN 46(R) has had no material impact on our consolidated financial statements.

Results of Operations

Aspen Holdings was formed on May 23, 2002 and acquired City Fire on June 21, 2002. City Fire was subsequently renamed as Wellington Re and then as Aspen Insurance UK Limited. Aspen Re commenced underwriting on June 21, 2002. Aspen Bermuda was formed on November 6, 2002 and commenced insurance operations on December 9, 2002. Our fiscal year ends on December 31. Our financial statements are prepared in accordance with U.S. GAAP. The following is a discussion and analysis of our consolidated results of operations for the period from our incorporation on May 23, 2002 to December 31, 2002 and for the twelve months ended December 31, 2003.

In 2002 we derived a significant proportion of our premiums from two quota share contracts under which we reinsured part of the portfolio of risks written by the Syndicates and managed by WUAL (the "Wellington 2002 quota share arrangements"). With effect from January 1, 2003 we renewed reinsurance business and U.K. insurance business previously written by the Syndicates within our own U.K. subsidiary. We did however continue to assume risks in respect of other lines of business written by Syndicate 2020 from January 1, 2003 under a quota share contract under which we accepted 7.5% of most of the classes written by the Syndicate from that date. The 2003 quota share arrangement with Syndicate 2020 is a much less significant part of our business than were the Wellington 2002 quota share arrangements.

    For the Twelve Months Ended December 31, 2003

Aspen Holdings was formed on May 23, 2002 but did not commence operations until June 21, 2002. The condensed consolidated statement of operations for the period from May 23, 2002 to December 31, 2002 therefore reflects the results of our business operations for only twenty-eight weeks and comparisons with the twelve months ended December 31, 2003 may not be meaningful and therefore, the two periods are not generally compared directly below.

Gross Premiums Written.    In the twelve months ended December 31, 2003 gross premiums written were $1,306.8 million, including $78.4 million under the 2003 quota share arrangement with Syndicate 2020.

Reinsurance ceded.    Reinsurance premiums ceded for the period were $214.0 million.

Net premiums written.    Net premiums written for the period were $1,092.8 million.

Gross premiums earned.    Gross premiums earned for the period were $987.8 million which represents 75.6% of gross premiums written.

Net premiums earned.    Net premiums earned for the period were 812.3 million, representing 74.3% of net premiums written.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the period were $428.4 million including paid claims of $53.9 million. Of the total gross reserves for unpaid losses of $525.8 million at the balance sheet date a total of $341.0 million represented IBNR claims.

Policy acquisition expenses.    Policy acquisition expenses for the period were $152.3 million representing 18.7% of net premiums earned.

Operating and administrative expenses.    Operating and administrative expenses for the period were $53.3 million, including provisions for fixed and performance-related staff compensation.

Net investment income.    Net investment income for the period was $29.6 million.

Income before tax.    Income before tax for the period was $206.6 million, including underwriting income of $178.3 million, investment returns of $28.7 million and interest on loans of $0.4 million.

Income tax expense.    Income tax expense for the period was $54.5 million. Our consolidated tax rate for 2003 was 26.4%, whereas in 2002 it was 18.5%. The lower rate for the year ended December 31, 2002 reflected the inclusion in pre-tax income of a non-taxable currency gain of $12.7 million. We consider that the tax rate reported for the twelve months ended December 31, 2003 is more representative of future performance although it may decline to some degree in the future if the contribution of Aspen Bermuda to total pre-tax earnings increases. This is because the operations of Aspen Bermuda are not subject to taxes on income.

Net income.    Net income for the period was $152.1 million, equivalent to $2.63 earnings per basic share and $2.56 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the period.

    Period from May 23, 2002 to December 31, 2002

Gross Premiums Written.    For the period, gross premiums written were $374.8 million. This was derived in part from our own business and in part from the Wellington 2002 quota share arrangements. Our own business accounted for $158.4 million and the Wellington 2002 quota share arrangements for $216.4 million.

Reinsurance ceded.    Reinsurance ceded for the period was $62.2 million which includes $49.9 million in respect of reinsurance contracts placed by WUAL for the benefit of its syndicates and their quota share reinsurers.

Net premiums written.    Net premiums written for the period were $312.6 million of which $166.3 million were derived from the Wellington 2002 quota share arrangements and the balance from our own business.

Gross premiums earned.    Gross premiums earned for the period were $163.8 million which represents 43.7% of gross premiums written. We expect gross earned premiums to continue to lag significantly behind gross premiums written while our operations are in their initial growth phase. The amount of gross earned premiums derived from the Wellington 2002 quota share arrangements was $111.6 million.

Net premiums earned.    Net premiums earned for the period were $120.3 million, representing 38.5% of net premiums written and including $74.3 million in respect of the Wellington 2002 quota share arrangements.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the period were $76.9 million, including paid claims of $3.7 million. The only material claims incurred and reported during the period arose from the European floods ($3 million) and an explosion in a United States grain store ($1.8 million). Of the reserves of $93.9 million, at the balance sheet date, a total of $83.6 million represents IBNR claims. The expense for the period is stated after crediting reinsurance recoveries of $10.1 million which mainly relate to estimated recoveries against IBNR claims.

Policy acquisition expenses.    Policy acquisition expenses for the period were $21.1 million including $14.1 million of ceding commissions and other acquisition expenses in respect of the Wellington 2002 quota share arrangements, the balance comprising brokerage in respect of our own business.

Operating and administrative expenses.    Operating and administrative expenses for the period were $8.7 million, including provisions for fixed and performance-related staff compensation.

Net investment income.    Net investment income of $8.5 million for the period was mainly derived from bank deposits and holdings of money market funds.

Other revenues.    Other revenues mainly consist of a realized exchange gain of $12.7 million arising from the sale of currency in an amount equal to approximately 54% of the paid in capital of the Company to U.S. Dollars from British Pounds at a date by which the value of British Pounds had risen relative to U.S. Dollars since the date on which the capital was committed. This forward exchange contract was undertaken so as to match the currency mix of the company's capital base to the approximate currency mix of the exposures we expected to assume.

Income before tax.    Income before tax for the period was $35.1 million, including underwriting income of $13.6 million, investment returns of $8.4 million and other revenues of $13.1 million.

Income tax expense.    Income tax expense for the period was $6.5 million, which was mainly driven by the current rate of U.K. corporation tax of 30%.

Net income.    Net income for the period was $28.6 million, equivalent to $0.89 earnings per basic and fully diluted share on the basis of the weighted average number of shares in issue during the period.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. As a newly formed company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses are allocated to segments based on each segment's proportional share of gross premiums written.

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the period from incorporation on May 23, 2002 to December 31, 2002 and the twelve months ended December 31, 2003. Aspen Holdings was formed on May 23, 2002 but did not commence operations until June 21, 2002. The condensed consolidated statement of operations for the period from May 23, 2002 to December 31, 2002 therefore reflects the results of our business operations for only twenty-eight weeks and comparisons with the current period may not be meaningful.

	Twelve months ended December 31, 2003			Period from May 23, 2002 to Decmeber 31, 2002
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
	($ in millions, except for percentages)
Financial Results:
Gross premiums written	$1,001.9	$304.9	$1,306.8	$288.2	$86.6	$374.8
Net premiums written	821.0	271.8	1,092.8	233.9	78.7	312.6
Gross premiums earned	747.2	240.6	987.8	135.8	28.0	163.8
Net premiums earned	596.6	215.7	812.3	96.9	23.4	120.3
Losses and loss adjustment expenses	(303.0)	(125.4)	(428.4)	(60.9)	(16.0)	(76.9)
Policy acquisition, operating and administrative expenses	(165.6)	(40.0)	(205.6)	(24.4)	(5.4)	(29.8)
Underwriting profit before investment income	$128.0	$50.3	$178.3	$11.6	$2.0	$13.6
Investment return			29.6			8.5
Other income			(0.4)			0.4
Income before income tax			$207.5			$22.5
Net reserves for loss and loss adjustment expenses as at December 31, 2003 and December 31, 2002	$314.9	$167.3	$482.2	$64.9	$16.5	$81.4
Ratios:
Loss ratio	51%	58%	53%	63%	68%	64%
Expense ratio	28	19	25	25	23	25
Combined ratio	79%	77%	78%	88%	91%	89%

Reinsurance

We write reinsurance for both property and casualty risks. Our property reinsurance line of business in 2002 was mainly written on a treaty basis but some facultative property risks have been written from January 1, 2003. The property treaty reinsurance we write includes catastrophe, risk excess and pro rata, including retrocession.

Our casualty reinsurance line of business is written on both a treaty and a facultative basis. The casualty treaty reinsurance is written mainly on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers' liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. The casualty facultative business in 2002 was restricted to automobile liability business in the United States with a focus on liability relating to commercial vehicles. In 2003 we began to accept other facultative casualty risks.

Our specialty reinsurance line of business includes aviation and marine reinsurance. We also include under this heading our quota share reinsurances of Syndicates 2020 and 3030 in respect of the lines of business that we do not write under our own name, including marine, energy, accident and health and aviation risks. Our quota share reinsurance of Syndicate 3030 did not continue after 2002.

    For the Twelve Months Ended December 31, 2003

Premiums.    Gross premiums written for the period were $1,001.9 million, comprising $558.2 million property, $292.3 million casualty and $151.4 million specialty.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $303.0 million for the period, representing 50.8% of net earned premiums for the period. The only material claims incurred during the period arose from a series of tornadoes in the mid-west of the United States between May 2, 2003 and May 11, 2003 ($6.3 million), Hurricanes Fabian and Isabel ($5.6 million and $7.2 million respectively), Brush fires in the United States ($15.3 million) and a Philips factory loss in Normandy, France ($16.2 million).

Policy acquisition, operating and administration expenses.    Total expenses were $165.6 million for the period, equivalent to 22.2% of gross earned premiums.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the twelve months ended December 31, 2003:

	Twelve months ended December 31, 2003
	Property	Casualty	Specialty	Total
	($ in millions, except percentages)
Gross premiums written	$558.2	$292.3	$151.4	$1,001.9
Net premiums written	400.0	280.3	140.7	821.0
Gross premiums earned	437.2	168.0	142.0	747.2
Net premiums earned	309.1	158.8	128.7	596.6
Losses and loss adjustment expenses	(106.7)	(115.8)	(80.5)	(303.0)
Policy acquisition, operating and administration expenses	(110.3)	(31.9)	(23.4)	(165.6)
Underwriting profit before investment income	$92.1	$11.1	$24.8	$128.0
Ratios:
Loss ratio	35%	73%	63%	51%
Expense ratio	35	20	18	28
Combined ratio	70%	93%	81%	79%

    Period from May 23, 2002 to December 31, 2002

Premiums.    Gross premiums written for the period were $288.2 million, comprising $117.6 million property, $27.8 million casualty and $142.8 million specialty. The specialty premium for this period comprises entirely that part of the business assumed under the 2002 Wellington quota share arrangements that is not included under any other heading.

Losses and loss adjustment expenses.    The year 2002 developed well with relatively few major property losses. The catastrophe account was impacted by the European floods which have produced in excess of $3 million of claims. The only material loss on the risk excess account was a $1.8 million loss at a U.S. grain store. No material casualty reinsurance claims were reported in the period, reflecting the long tail nature of the casualty reinsurance business written. Total loss and loss adjustment expenses were $60.9 million representing 63% of net premiums earned.

Policy acquisition, operating and administration expenses.    Total expenses were $24.4 million for the period, equivalent to 18.0% of gross earned premiums. This is lower than we expect to experience in the future because the premiums written under the Wellington 2002 quota share arrangements are ceded to us net of the brokerage payable by the Syndicates on the original business.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the period from May 23, 2002 to December 31, 2002:

	Period from May 23, 2002 to December 31, 2002
	Property	Casualty	Specialty	Total
	($ in millions except percentages)
Gross premiums written	$117.6	$27.8	$142.8	$288.2
Net premiums written	95.5	26.5	111.9	233.9
Gross premiums earned	61.7	11.2	62.9	135.8
Net premiums earned	44.4	10.4	42.1	96.9
Losses and loss adjustment expenses	(18.5)	(8.2)	(34.2)	(60.9)
Policy acquisition, operating and administration expenses	(12.2)	(2.4)	(9.8)	(24.4)
Underwriting profit before investment income	$13.7	$(0.2)	$(1.9)	$11.6
Ratios:
Loss ratio	42%	79%	81%	63%
Expense ratio	27	23	23	25
Combined ratio	69%	102%	104%	88%

Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is primarily composed of U.K. commercial property insurance. No major claims have been notified in respect of this business.

The commercial liability line of business consists of U.K. employers' and public liability insurance. We have not received notice of any individually material claims with respect to this business but this is normally the case for this class of business at this early stage in its development and it may take many years before all claims are reported, assessed and paid.

    For the Twelve Months Ended December 31, 2003

Premiums.    Gross premiums written for the period were $304.9 million, comprising $81.7 million property and $223.2 million liability.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $125.4 million for the period, representing 58.1% of net earned premiums for the period.

Policy acquisition, operating and administration expenses.    Total expenses were $40.0 million for the period, equivalent to 16.6% of gross earned premiums.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the twelve months ended December 31, 2003:

	Twelve months ended December 31, 2003
	Commercial Property	Commercial Liability	Total
	($ in millions, except percentages)
Gross premiums written	$81.7	$223.2	$304.9
Net premiums written	75.7	196.1	271.8
Gross premiums earned	72.0	168.6	240.6
Net premiums earned	61.9	153.8	215.7
Losses and loss expenses	(26.8)	(98.6)	(125.4)
Policy acquisition, operating and administration expenses	(15.7)	(24.3)	(40.0)
Underwriting profit before investment income	$19.4	$30.9	$50.3
Ratios:
Loss ratio	43%	64%	58%
Expense ratio	26	16	19
Combined ratio	69%	80%	77%

    Period from May 23, 2002 to December 31, 2002

Gross Premiums Written.    Gross premiums written for the period were $86.6 million, comprising $10.9 million property, and $75.7 million liability.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $16.0 million representing 68.4% of net premiums earned.

Policy acquisition, operating and administration expenses.    Total expenses were $5.4 million for the period, equivalent to 19.3% of gross earned premiums.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the period from May 23, 2002 to December 31, 2002:

	Period from May 23, 2002 to December 31, 2002
	Commercial Property	Commercial Liability	Total
	($ in millions, except percentages)
Gross premiums written	$10.9	$75.7	$86.6
Net premiums written	7.8	70.9	78.7
Gross premiums earned	4.5	23.5	28.0
Net premiums earned	2.6	20.8	23.4
Losses and loss expenses	(2.3)	(13.7)	(16.0)
Policy acquisition, operating and administration expenses	(0.2)	(5.2)	(5.4)
Underwriting profit before investment income	$0.1	$1.9	$2.0
Ratios:
Loss ratio	88%	66%	68%
Expense ratio	8	25	23
Combined ratio	96%	91%	91%

Liquidity and Capital Resources

At December 31, 2003 Aspen Holdings had cash, cash equivalents and short-term investments of $33.2 million that are available to pay its operating expenses and liabilities.

We did not pay any dividends to shareholders in 2003 but our board of directors has agreed a policy to commence a quarterly dividend payment of $0.3 per ordinary share starting in the first quarter of 2004.

As of January 1, 2003, the maximum amount of distributions that our Insurance Subsidiaries could have paid to us under applicable laws and regulations without prior regulatory approval was approximately $30.0 million. This amount is expected to increase to $60.0 million on January 1, 2004, subject to the availability of distributable reserves. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries ability to pay dividends, see Item 1, "—Regulatory Matters" elsewhere in this report.

On July 31, 2003 Aspen Re agreed to pay an interim dividend of $5.0 million to the Company and it was paid on August 11, 2003. An additional dividend of $5.0 million was paid on September 5, 2003 and $10.0 million was paid on December 17, 2003.

Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. In relation to Aspen Holdings, we monitor its ability to service debt, to finance dividend payments to shareholders and to provide financial support to the Insurance Subsidiaries. During 2003, the cash position of Aspen Holdings was significantly enhanced by the payment $20.0 million in dividends by Aspen Re to Aspen Holdings and by the retention within Aspen Holdings of part of the proceeds from our initial public offering. As at December 31, 2003, Aspen Holdings held $52.7 million in cash and fixed interest securities and $12.6 million in short-term investments which management considers sufficient to provide us liquidity at this time.

The Insurance Subsidiaries hold approximately $765.8 million in cash and short-term investments that are readily realizable securities. Operating cash flow, borrowing and the issuance of additional ordinary shares for cash increased the total cash and cash equivalents held by the Aspen group by $221.2 million during the twelve months ended December 31, 2003. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2003 and for the foreseeable future.

Cash flows for the twelve months ended December 31, 2003.    In the twelve months ended December 31, 2003 we generated net cash from operating activities of $636.6 million, primarily relating to premiums and investment income received offset by reinsurance premiums payable. We paid claims of $53.9 million in the period. We made net investments in the amount of $696.4 million in market securities during the period. Cash and cash equivalents increased from $9.6 million at the beginning of the period to $230.8 million at the end of the period.

Cash flows for the period from incorporation on May 23, 2002 to December 31, 2002.    In the period from May 23, 2002 to December 31, 2002, we received $836.9 million in cash from a private placement of our ordinary shares, net of equity raising costs of $28.1 million. During this period, we generated an operating net cash inflow of $78.1 million, primarily relating to net premiums received by Aspen Re We did not make any significant capital expenditures during the period from inception to December 31, 2002. We made net investments of $899.7 million in market securities in the period, and had a cash balance of $9.6 million at December 31, 2002.

Aspen Holdings was formed on May 23, 2002 but did not commence operations until June 21, 2002. The condensed consolidated statement of cash flows for the period from May 23, 2002 to December 31, 2002 therefore reflects the results for only twenty-eight weeks and comparisons with the current period may not be meaningful.

Liquidity.    Our liquidity depends on operating, investing and financing cash flows, described as follows. On an ongoing basis, our Insurance Subsidiaries' sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.

Cash is used primarily to pay reinsurance premiums, losses and loss adjustment expenses, brokerage commissions, general and administrative expenses and taxes and to purchase new investments. In the future, we may also use cash to pay for any authorized share repurchases and dividends.

Our cash flows from operations represent the difference between premiums collected and the losses and loss adjustment expenses paid, underwriting and other expenses paid. The potential for a large claim under one of our reinsurance contracts means that substantial and unpredictable payments may need to be made within relatively short periods of time.

We intend to manage these risks by maintaining a substantial proportion of our invested assets in securities having durations less than the durations of our liabilities even though this may over time reduce the yield on our investments below that which might be obtained if our asset durations were perfectly matched to our liability durations. Notwithstanding this policy, if our calculations with respect to these liabilities are incorrect, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

Aspen Bermuda is subject to the solvency requirements of the Insurance Act. See Item 1, "—Regulatory Matters — Bermuda Regulation" elsewhere in this report. Aspen Bermuda's fully paid up share capital was $1.0 million and statutory capital and surplus was $357.5 million at December 31, 2003.

Aspen Re is regulated by the FSA and is subject to the FSA's Handbook of Rules and Guidance with respect to solvency requirements. See Item 1, "—Regulatory Matters — U.K. Regulation" elsewhere in this report. Aspen Re has maintained the required margin of solvency throughout 2003 and the value of its shareholders' equity as of December 31, 2003 was $754.0 million.

We are obliged by the terms of our contractual obligations to U.S policyholders and by undertakings to certain U.S. regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. Our current arrangements with our bankers for the issue of letters of credit require us to provide cash collateral for the full amount of all undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2003 these funds amounted to 10% of the $1.8 billion of cash and investments held by the Aspen group. We do not consider that this unduly restricts our liquidity at this time.

For these purposes, we have specifically established a facility for the issuance of letters of credit in the amount of $50 million with Citibank, N.A. As at December 31, 2003, letters of credit totaling $24.5 million had been issued by Citibank. In addition, Barclays Bank plc has issued letters of credit totaling £47.4 million to policyholders of the Company. The Company has provided collateral to Citibank and Barclays Bank plc for the full value of the letters of credit issued on its behalf. On June 23, 2003 we established a trust fund at the Bank of New York which will be used as an alternative to letters of credit to satisfy our obligations to provide security to certain U.S.-domiciled cedents. As at December 31, 2003 the balance on this fund was $45.6 million. On July 16, 2003 we established an additional trust fund at the Bank of New York, with a balance of $5.4 million, which will serve a similar purpose with respect to certain U.S. insurance clients of Aspen Re for whom we provide surplus lines insurance.

Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount and balance at December 31, 2003 was Can$25.0 million. In addition, Aspen Specialty has a total of $4.7 million on deposit with seven U.S. States in order to satisfy state regulations for writing business there.

Capital Resources.    On August 29, 2003, the Company entered into a 364-day revolving credit facility in the aggregate principal amount of $50 million and a three-year revolving credit facility in the aggregate principal amount of $150 million (together, the "Credit Facilities") to provide additional liquidity to our operations. Barclays Capital acts as lead arranger and Barclays Bank plc acts as administrative agent and collateral agent for a syndicate of lenders under the Credit Facilities. The syndicate consists of Barclays Bank plc, Credit Lyonnais New York Branch, Credit Suisse First Boston (acting through its Cayman Islands branch), ABN Amro Bank N.V., Deutsche Bank AG, New York Branch, Lloyds TSB Bank plc, The Bank of Bermuda, The Bank of N.T. Butterfield & Son Ltd., Fleet National Bank and UBS AG, Cayman Islands Branch. The terms and conditions of the Credit Facilities are substantially identical.

The terms of the credit agreements entered into in connection with the Credit Facilities (the "Credit Agreements") require Aspen Holdings and each Material Subsidiary to pledge the capital stock owned by each of them in any Material Subsidiary as collateral for the obligations under the loans. Currently, the shares of stock of Aspen Re and Aspen Bermuda owned by us and Aspen Specialty owned by Aspen U.S. Holdings, Inc. are pledged as collateral for the obligations under the credit facilities. Each subsidiary, other than an insurance subsidiary, existing on the closing date and each such subsidiary formed after the closing date is required to become a guarantor under the Credit Facilities. A subsidiary is a Material Subsidiary if the total consolidated assets or total consolidated revenues of it and its subsidiaries exceed 10% of the total assets or gross revenues of Aspen Holdings and its subsidiaries on a consolidated basis at the end of or for, respectively, the most recently completed fiscal quarter of the Company for which financial statements should have been delivered to the lenders pursuant to the Credit Agreements, or if the net assets of such subsidiary exceed $100 million at the end of the most recently completed fiscal quarter of the Company for which financial statements should have been delivered to the lenders pursuant to the Credit Agreements. Accordingly, Aspen Re, Aspen Bermuda and Aspen Specialty are currently Material Subsidiaries.

The Credit Agreements include covenants which require the Company to (i) maintain a ratio of consolidated debt to consolidated debt plus consolidated tangible net worth of no greater than 30% as at the last day of any period of four consecutive fiscal quarters of the Company for any period of four consecutive fiscal quarters; (ii) maintain consolidated tangible net worth at all times of no less than the sum of (a) $700 million, (b) 100% of the first $200 million of net cash proceeds of the issuance by Aspen Holdings of ordinary shares after the closing date of the Credit Facilities and (c) 50% of the net cash proceeds of all other issuances by Aspen Holdings of ordinary shares after the closing date; and (iii) maintain a solvency ratio for each of Aspen Holdings and any insurance subsidiary which is a Material Subsidiary on the last day of any period of four consecutive fiscal quarters of no more than 135%. Other covenants include restrictions on the types and amounts of indebtedness Aspen Holdings and any subsidiary may create or incur, prohibitions on the disposition of property by Aspen Holdings and any subsidiary and restrictions on investments, loans and advances by Aspen Holdings and any subsidiary. As of December 31, 2003, we were in compliance with these covenants. Aspen Holdings and its subsidiaries are also prohibited from paying any dividends or making any payments on account of a sinking or other analogous fund for the purchase, redemption or other acquisition of any share capital or capital stock of Aspen Holdings or any subsidiary; provided, however, that any such payments may be made by any subsidiary to Aspen Holdings or another subsidiary (other than an Insurance Subsidiary) and so long as no default or event of default exists under the Credit Agreements or would result from such payment, Aspen Holdings may during any fiscal year pay cash dividends in an aggregate amount not to exceed 50% of its consolidated net income for such fiscal year.

On October 15, 2003 we made a drawdown of $90 million on the three-year credit facility. Of this borrowing, $83.9 million was used to provide part of the initial capital to Aspen Specialty and the balance was used to provide working capital to Aspen Holdings. The initial interest rate is three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. On December 15, 2003, $50 million of the loan was repaid following receipt of funds from our initial public offering. The $40 million balance is due and payable by August 29, 2006.

The amounts outstanding under our credit facilities are the only material debt that we have outstanding. Management monitors the ratio of debt to total capital, defined as shareholders' equity plus outstanding debt. At December 31, 2003 this ratio was 3% (2002 – Nil). Management considers this to be well under the level at which it would expect rating agencies or customers to be concerned about excessive financial leverage.

We do not currently have any material commitments for any capital expenditures over the next twelve months.

We expect that the proceeds of our initial public offering, together with the capital base we established in the private placement, the proceeds drawn under our credit facilities and internally generated funds, to be sufficient to operate our business.

Our contractual obligations other than our obligations to our policyholders and employees consist mainly of amounts outstanding under our credit facilities and operating leases. The following table summarizes our contractual obligations as of December 31, 2003:

	Payments due by period
	($ in millions)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$40.0	—	$40.0	—	—
Operating Lease Obligations	12.4	6.0	1.9	1.2	3.3
Total	$52.4	$6.0	$41.9	$1.2	$3.3

Off-Balance Sheet Arrangements

We are not party to any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contingent Liabilities

Taxation Funding Facility Agreement.    On June 21, 2002, we entered into the taxation funding facility agreement with the Names' Trustee, as trustee of the Names' Trust. Under that agreement, we agreed to make available cash advances to the Names' Trust to enable the Names' Trustee to make sub-advances to the Unaligned Members to fund payment of taxation payable (i) on the value of the rights granted to the Unaligned Members in respect of options granted to them and (ii) in respect of contingent payments received pursuant to the profit commission agreement. The value of these rights is the amount agreed in principle by us with the U.K. Inland Revenue prior to December 31, 2003, or, if no such agreement has been reached by then, the amount estimated by us in good faith, with provisions for upward adjustment in the event that the amount subsequently agreed with the U.K. Inland Revenue is higher. Any taxation payable by the Unaligned Members on these rights, which we may have to advance, will be based on such determination date. If no value is realized by the Unaligned Members, or to the extent that the value realized (after tax) is less than the advance, we have agreed to waive repayment. We expect that it is most likely that we will not incur any liability under the Taxation Funding Facility Agreement prior to 2006.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.

Interest rate risk.    Our investment portfolio consists of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity taking into account the anticipated cash outflow characteristics of Aspen Re's and Aspen Bermuda's insurance and reinsurance liabilities.

Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. A significant portion of the investment portfolio matures each year, allowing for reinvestment at current market rates. The portfolio is actively managed and trades are made to balance our exposure to interest rates.

As at December 31, 2003 our portfolio had an approximate duration of 1.14 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve ($ in millions, except percentages)
Movement in rates in basis points	–100	–50	0	50	100
Market Value	$1,636.9	$1,626.6	$1,616.3	$1,605.8	$1,595.3
Gain/(loss)	20.7	10.3	—	(10.4)	(21.0)
Percentage of Portfolio	1.23%	0.6%	—%	(0.7)%	(1.3)%

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and insurance segments are U.S. Dollars and British Pounds. As of December 31, 2003 approximately 72.8% of our assets are held in U.S. Dollars, approximately 20.9% are in British Pounds and approximately 6.3% are in currencies other than the U.S. Dollar and the British Pound. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2003 would have impacted reported net comprehensive income by approximately $6.0 million for the twelve months ended December 31, 2003.

We will attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. During 2002, we entered into a significant forward exchange contract for the sale of British Pounds into U.S. dollars in anticipation of the receipt in November 2002 of the second tranche of our initial capital. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect going forward that we will enter into these contracts with respect to a material amount of our assets. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. There were no outstanding forward contracts as at December 31, 2003.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. No more than 5% of the fixed-income securities in our investment portfolio may be rated below "A–". In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. The substantial majority of our reinsurers have a rating of "A" (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our reinsurers is "B++" (Very Good), the fifth highest of fifteen rating levels, by A.M. Best.

Currency

Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and insurance segments are the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2003, 10.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound for the remainder of 2003. During the same period,

9.9% of our loss reserves and 6.9% of our cash and investments were also in currencies other than the U.S. Dollar and the British Pound. As a result, we may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations, except insofar as inflation may affect interest rates. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy as the demand for services such as construction typically surges. The effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

In addition to general price inflation we are exposed to a persisting long-term upwards trend in the cost of judicial awards for damages. We take this into account in our pricing and reserving of casualty business.

Item 8.    Financial Statements and Supplementary Data

Reference is made to Item 15(a) of this report for the Consolidated Financial Statements of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Reference is also made to Item 15(a) of this report for the Financial Statements of Syndicates 2020 and 3030, and the accompanying Management's Discussion and Analysis of Financial Condition and Underwriting Results of Syndicates 2020 and 3030. The Syndicates Financial Statements have been included in this report following their inclusion in the registration statement relating to the Company's initial public offering in December 2003. The Company does not control the Syndicates and is not in a position to obtain audited U.S. GAAP Financial Statements for the Syndicates for the periods after December 31, 2002. Accordingly, neither the Syndicates Financial Statements, nor the Management's Discussion and Analysis of Financial Condition and Underwriting Results relating thereto, will be included in future annual reports on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants regarding accounting and financial disclosure for the period since the Company's formation on May 23, 2002 until the date of this filing.

Item 9A.    Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, has evaluated the design and operation of the Company's disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely fashion.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

Pursuant to provisions that were in our bye-laws and a shareholders' agreement by and among us and certain shareholders prior to our public offering, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our board of directors. Messrs. Pearlman and Melwani were appointed, and Mr. Rosenthal was nominated, as directors by Blackstone. Mr. Cormack was appointed director by Candover. Mr. Avery was appointed director by Wellington. Mr. Salame was nominated director by CSFB Private Equity. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

Our Bye-laws provide for a classified Board, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors are scheduled to serve until our 2005 Annual General Meeting, our incumbent Class II Directors are scheduled to serve until our 2006 Annual General Meeting and our incumbent Class III Directors are scheduled to serve until our 2007 Annual General Meeting.

Anthony Taylor was initially appointed as a director by Montpelier Re and was a Class I Director commencing on June 21, 2002. He has since resigned from the Company's board of directors on January 21, 2004 because as CEO of Montpelier Re, he believed it was difficult for him to contribute fully to the Company from both an operational and governance perspective. The Company has initiated a search for his replacement and is considering potential candidates who would meet the independence requirements.

As of March 1, 2004, we had the following directors on our board of directors:

Name	Age	Position	Director Since
Class I Directors:
Christopher O'Kane	49	Chief Executive Officer of the Company and Aspen Re and Chairman of Aspen Bermuda	2002
Heidi Hutter (1)(2)(3)	46	Director	2002
Class II Directors:
Paul Myners (2)(3)(4)	55	Chairman of the Company and Aspen Re	2002
Julian Cusack (3)	53	Chief Financial Officer of the Company, Finance Director of Aspen Re and Chief Executive Officer of Aspen Bermuda	2002
Norman L. Rosenthal (1)(4)	52	Director	2002
Class III Directors:
Julian Avery	58	Director	2003
Ian Cormack (1)	56	Director	2003
Prakash Melwani (4)	45	Director	2003
Bret Pearlman (2)(3)	37	Director	2002
Kamil M. Salame (2)(3)	35	Director	2002

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Investment Committee
(4)	Member of the Corporate Governance and Nominating Committee

Paul Myners.    Mr. Myners has been our Chairman and a director since June 21, 2002. He is also currently the Chairman of Aspen Re, a position he has held since June 2002, and of the Guardian

Media Group, a position held since March 2000. Mr. Myners is a non-executive director of The Bank of New York, mmO2 plc and Marks and Spencer. He completed a review of Institutional Investment for Her Majesty's Treasury in 2001 and is a member of the Financial Reporting Council, the body responsible for overseeing the process for setting U.K. accounting standards. From August 1, 1987 until November 2001, he held the position of Chairman of Gartmore Investment Management and previously served as an executive director of National Westminster Bank, Coutts & Co., and as an independent director of the Investment Management Regulatory Organization, the Lloyd's Market Board, Celltech Group, the Scottish National Trust, PowerGen plc and Orange plc.

Christopher O'Kane.    Mr. O'Kane has been our Chief Executive Officer and a director since June 21, 2002. He is also currently the Chief Executive Officer of Aspen Re and Chairman of Aspen Bermuda. Prior to the creation of Aspen Holdings, from November 2000 until June 2002, Mr. O'Kane served as a director of Wellington and Chief Underwriting Officer of Lloyd's Syndicate 2020 where he built his specialist knowledge in the fields of property insurance and reinsurance, together with active underwriting experience in a range of other insurance disciplines. From September 1998 until November 2000, Mr. O'Kane served as one of the underwriting partners for Syndicate 2020. Prior to joining Syndicate 2020, Mr. O'Kane served as deputy underwriter for Syndicate 51 from January 1993 to September 1998. Mr. O'Kane has over 16 years of specialty insurance and reinsurance underwriting experience, beginning his career as a Lloyd's broker.

Julian Cusack, Ph.D.    Mr. Cusack has been our Chief Financial Officer and a director since June 21, 2002. He is also currently the Chief Executive Officer of Aspen Bermuda since 2002, and Finance Director of Aspen Re. Mr. Cusack previously worked with Wellington where he was Managing Director of WUAL from 1992 to 1996, and in 1994 joined the board of directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington from 1996 to 2002.

Julian Avery.    Mr. Avery has been a director since April 9, 2003. He has served as Chief Executive Officer of Wellington since 2000. Prior to becoming Chief Executive Officer, Mr. Avery had been Managing Director of Wellington since 1996. He has also been a director of WUAL since 1996 and its Chairman since 2001. Mr. Avery is also a solicitor and was elected to the Council of Lloyd's in December 2000. He is Deputy Chairman of the Lloyd's Market Association Services Limited, a director of Premium Underwriting Limited and a non-executive director of East Surrey Holdings plc.

Ian Cormack.    Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen Re. Mr. Cormack is a Senior Partner in Cormack Tansey Partners, a strategic consulting firm that he established in 2002. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.'s insurance financial services and asset management in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack also serves as a member of Millennium Associates AG's Global Advisory Board and Chairman of Hologram Insurance Services Ltd., U.K. and previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, and a Member of the Board of Clearstream (Luxembourg). He was a member of the U.K. Chancellor's City Advisory Panel from 1993 to 1998.

Heidi Hutter.    Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen Re since June 2002. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and has over twenty years of experience in property/casualty reinsurance. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd's of London, which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. Ms. Hutter also serves as a director of Aquila, Inc. and Talbot Underwriting Ltd. and its corporate affiliates.

Prakash Melwani.    Mr. Melwani has been a director since July 21, 2003. In May 2003, Mr. Melwani joined Blackstone as a Senior Managing Director in its Private Equity Group. He is also a member of the firm's Private Equity Investment Committee. Prior to joining Blackstone, Mr. Melwani was a founder, in 1988, of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, Mr. Melwani was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London.

Bret Pearlman.    Mr. Pearlman has been a director since June 21, 2002. He is also currently a Senior Managing Director in the Private Equity Group of Blackstone. Mr. Pearlman joined Blackstone in 1989. He currently serves as a director of C3i, Inc., Utilicom, Knology and Columbia House.

Norman L. Rosenthal, Ph.D.    Dr. Rosenthal has been a director since June 21, 2002. He is also currently President of Norman L. Rosenthal & Associates, Inc., a management consulting firm which specializes in the property casualty insurance industry. Previously, Dr. Rosenthal was a managing director and senior equity research analyst at Morgan Stanley & Co. following the property casualty insurance industry. He joined Morgan Stanley's equity research department covering the insurance sector in 1981 and remained there until 1996. Dr. Rosenthal also currently serves on the board of directors of The Plymouth Rock Company, Palisades Safety and Insurance Management Corporation and the Highpoint Group of Insurance Companies. Dr. Rosenthal previously served on the board of directors of Mutual Risk Management Ltd. from 1997 to 2002, and Vesta Insurance Group from 1996 to 1999.

Kamil M. Salame.    Mr. Salame has been a director since June 21, 2002. Since 1997, he has been a Principal of DLJ Merchant Banking Partners, the primary private equity funds of Credit Suisse First Boston Private Equity. Mr. Salame joined Donaldson, Lufkin & Jenrette's Merchant Banking Group, a predecessor to Credit Suisse First Boston Private Equity, in 1997. Previously he was a member of Donaldson, Lufkin & Jenrette's Leveraged Finance Group. Mr. Salame is a director of Montpelier Re.

Committees of the Board of Directors

The board met ten times during fiscal year 2003. The board had four standing committees in fiscal year 2003. During fiscal year 2003, the Audit Committee met four times, the Compensation Committee met five times and the Investment Committee met four times. The Corporate Governance and Nominating Committee was formed in September 2003 and did not meet in 2003.

Audit Committee: Messrs. Cormack and Rosenthal and Ms. Hutter.    The Audit Committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the board of directors, as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee.

The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of our board of directors and audit committee, as well as by serving on the boards of directors of other companies. Our audit committee is comprised of seasoned business professionals, whereby one member has over 30 years of experience in the financial services industry, another member has over 20 years of experience in the property and casualty reinsurance business, and another member has over 15 years of experience as an equity research analyst following the insurance industry. As a result, they each have an understanding of U.S. GAAP financial statements. However, none of them has acquired the attributes of a financial expert through the specific means permitted under the Sarbanes-Oxley Act. Accordingly, the board of directors does not consider any of them to be a "financial expert" as defined in the applicable regulations. Nevertheless, our board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their background and understanding of the Company, it would not be in the best interest of the Company at this time to replace any of them with another person to qualify a member of the audit committee as a financial expert.

Compensation Committee: Messrs. Myners, Pearlman and Salame and Ms. Hutter.    The Compensation Committee, oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. Mr. Myners is Chairman of the Compensation Committee.

Investment Committee: Messrs. Myners, Cusack, Pearlman and Salame and Ms. Hutter.    The Investment Committee is an advisory committee to the board of directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Myners is the Chairman of the Investment Committee.

Corporate Governance and Nominating Committee: Messrs. Myners, Melwani and Rosenthal.     The Corporate Governance and Nominating Committee, among other things, establishes the board of directors' criteria for selecting new directors and oversees the evaluation of the board of directors and management. Mr. Myners is the Chairman of the Corporate Governance and Nominating Committee.

Executive Officers

The table below sets forth certain information concerning our executive officers as of March 1, 2004:

Name	Age	Position
Christopher O'Kane (1)	49	Chief Executive Officer of Aspen Holdings and Aspen Re and Chairman of Aspen Bermuda
Julian Cusack (1)	53	Chief Financial Officer of Aspen Holdings, Financial Director of Aspen Re and Chief Executive Officer of Aspen Bermuda
Sarah Davies	39	Chief Operating Officer
David May	57	Chief Casualty Officer
Peter Coghlan	53	President and Chief Executive Officer of Aspen Specialty
David Curtin	46	General Counsel of Aspen Re

(1)	Biography available above under "—Directors, above."

Sarah Davies.    Since June 21, 2002, Ms. Davies has served as our Chief Operating Officer. Ms. Davies initially joined Wellington in 1993 from Munich Re U.K. as a property reinsurance underwriter. Starting in 1995, she served as Market Research Manager of WUAL. From 1999 to 2002, she served as WUAL's Operations Director.

David May.    Since June 21, 2002, Mr. May has served as our Chief Casualty Underwriter. In 1995, he joined Wellington and served as manager in the casualty reinsurance division for Lloyd's Syndicate 51. From 1986 to 1995, he was a senior manager at Munich Re U.K. in charge of casualty underwriting.

Peter Coghlan.    Since June 21, 2003, Mr. Coghlan has served as the President and Chief Executive Officer of Aspen Specialty. Prior to joining Aspen Specialty, he was the President of First State Management Group from 2000. Mr. Coghlan joined First State Management Group in 1984 as its Chief Property Underwriter and became Chief Underwriting Officer in 1992. His insurance career began in 1975 with George F. Brown in Boston as a Property Supervisor. He later joined Mission Re Management in 1977 as an underwriter, becoming Branch Manager in 1979.

David Curtin.    Since September 2, 2003, Mr. Curtin has served as the General Counsel of Aspen Re. Prior to joining the Company, Mr. Curtin served as the Senior Vice President and General Counsel of ICO Global Communications Limited from January 2001 until October 2002. He joined ICO as Chief Banking and Financial Counsel in November 1998 and became Deputy General Counsel in March 2000. From 1988 to 1998 he was with Jones, Day, Reavis and Pogue in New York and London and from 1985 to 1988 he was with Bingham, Dana & Gould in Boston.

Policy on Shareholder Proposals for Director Candidates and Evaluation of Director Candidates

The board of directors of has adopted policies and procedures relating to director nominations and shareholder proposals, and evaluations of director candidates.

Submission of Shareholder Proposals.    Shareholder recommendations of director nominees to be included in the Company's proxy materials will be considered only if received no later than the 120th calendar day before the first anniversary of the date of the Company's proxy statement in connection with the previous year's annual meeting. The Company may in its discretion exclude such shareholder recommendations even if received in a timely manner. Accordingly, this policy is not intended to waive the Company's right to exclude shareholder proposals from its proxy statement.

If shareholders wish to nominate their own candidates for director on their own separate slate (as opposed to recommending candidates to be nominated by the Company in the Company's proxy), shareholder nominations for directors at the Annual General Meeting of shareholders must be submitted at least 90 calendar days before the Annual General Meeting of shareholders.

A shareholder who wishes to recommend a person or persons for consideration as a Company nominee for election to the board of directors should send a written notice by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton HM11, Bermuda, or by fax to 441-295-1829 and include the following information:

•	the name of each person recommended by the shareholder(s) to be considered as a nominee;

•	the name(s) and address(es) of the shareholder(s) making the nomination, the number of ordinary shares which are owned beneficially and of record by such shareholder(s) and the period for which such common shares have been held;

•	a description of the relationship between the nominating shareholder(s) and each nominee;

•	biographical information regarding such nominee, including the person's employment and other relevant experience and a statement as to the qualifications of the nominee;

•	a business address and telephone number for each nominee (an e-mail address may also be included); and

•	the written consent to nomination and to serving as a director, if elected, of the recommended nominee.

In connection with the Corporate Governance and Nominating Committee's evaluation of director nominees, the Company may request that the nominee complete a Directors and Officers Questionnaire regarding such nominee's independence, related parties transactions, and other relevant information required to be disclosed by the Company.

Minimum Qualifications for Director Nominees. A nominee recommended for a position on the Company's Board of Directors must meet the following minimum qualifications:

•	he or she must have the highest standards of personal and professional integrity;

•	he or she must have exhibited mature judgment through significant accomplishments in their chosen field of expertise;

•	he or she must have a well-developed career history with specializations and skills that are relevant to understanding and benefiting the Company;

•	he or she must be able to allocate sufficient time and energy to director duties, including preparation for meetings and attendance at meetings;

•	he or she must be able to read and understand basic financial statements; and

•	he or she must be familiar with, and willing to assume, the duties of a director on the board of directors of a public company.

Process for Evaluation of Director Nominees.    The Corporate Governance and Nominating Committee has the authority and responsibility to lead the search for individuals qualified to become members of our Board of Directors to the extent necessary to fill vacancies on the Board of Directors or as otherwise desired by the Board of Directors. The Corporate Governance and Nominating Committee will identify, evaluate and recommend that the Board of Directors select director nominees for shareholder approval at the applicable annual meetings based on minimum qualifications and additional criteria that the Corporate Governance and Nominating Committee deems necessary, as well as the diversity and other needs of the board of directors.

The Corporate Governance and Nominating Committee may in its discretion engage a third-party search firm and other advisors to identify potential nominees for director. The Corporate Governance and Nominating Committee may also identify potential director nominees through director and management recommendations, business, insurance industry and other contacts, as well as through shareholder nominations.

The Corporate Governance and Nominating Committee may determine that members of the Board of Directors should have diverse experiences, skills and perspectives as well as knowledge in the areas of the Company's activities.

Certain additional criteria for consideration as director nominee may include, but not be limited to, the following as the Corporate Governance and Nominating Committee sees fit:

•	the nominee's qualifications and accomplishments and whether they complement the Board's existing strengths;

•	the nominee's leadership, strategic, or policy setting experience;

•	the nominee's experience and expertise relevant to the Company's insurance and reinsurance business, including any actuarial or underwriting expertise, or other specialized skills;

•	the nominee's independence qualifications, as defined by NYSE listing standards;

•	the nominee's actual or potential conflict of interest, or the appearance of any conflict of interest, with the best interests of the Company and its shareholders;

•	the nominee's ability to represent the interests of all shareholders of the Company; and

•	the nominee's financial literacy, accounting or related financial management expertise as defined by NYSE listing standards, or qualifications as an audit committee financial expert, as defined by SEC rules and regulations.

Shareholder Communications to the Board

The board of directors provides a process for shareholders to send communications to the board of directors or any of the directors. Shareholders may send written communications to the board of directors or any one or more of the individual directors by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton HM11, Bermuda, or by fax to 441-295-1829. All communications will be compiled and summarized by the Secretary of the Company. Copies of all communications addressed to a specific director will be sent to that director. The Chairman of the board of directors will receive copies of all communications that are not addressed to a particular director.

Board Policy on Board Members' Attendance at AGMs

Directors are expected to attend the Company's annual general meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

The Company, as a foreign private issuer, is not required to comply with the provisions of Section 16 of the Exchange Act of 1934 relating to the reporting of securities transactions by certain persons and the recovery of "short-swing" profits from the purchase or sale of securities.

Code of Ethics and Committee Charters

The Company has adopted a code of business conduct and ethics that applies to all of the Company's employees including the Company's Chief Executive Officer and Chief Financial Officer. We have posted the Company's code of ethics on the Company's website at www.aspen.bm.

Shareholders may also request printed copies of the Company's code of business conduct and ethics at no charge by writing to Company Secretary, Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton, Bermuda HM11.

The charters for each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are also posted on the Company's website at www.aspen.bm.

Although Bermuda law does not impose any particular requirements relating to a company's corporate governance, it is our intention as a foreign private issuer to strive to meet the corporate governance requirements of the New York Stock Exchange.

Item 11.    Executive Compensation

The following Summary Compensation Table sets forth, for the years ended December 31, 2003 and 2002, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next four most highly compensated executive officers. These individuals are referred to as the "named executive officers".

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation(1)			Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(2)	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)(3)
Christopher O'Kane, Chief	2003	$493,397	$820,050	$1,654	—	991,830	—	$78,943
Executive Officer	2002	232,634	170,126	4,392	—	—	—	37,222
Julian Cusack, Chief	2003	361,203	510,150	206,280	—	338,180	—	70,908
Financial Officer	2002	183,659	108,262	5,337	—	—	—	33,059
Sarah Davies, Chief	2003	270,616	303,419	858	—	316,940	—	32,473
Operating Officer	2002	132,965	108,262	465	—	—	—	15,956
David May, Chief Casualty	2003	311,619	246,015	2,405	—	155,000	—	62,324
Underwriter	2002	146,927	61,864	3,887	—	—	—	29,385
Peter Coghlan, President and Chief Executive Officer of Aspen Specialty (4)	2003	211,507	60,000	—	—	80,000	—	7,426

(1)	The compensation reported for the named executive officers for 2002 reflects the period beginning upon their commencement of employment with us and ending on December 31, 2002. All compensation payments in 2002 were made in British Pounds and have been translated into U.S. Dollars at the average exchange rate for the period May 23, 2002 through December 31, 2002, which was $1.5466 to £1. Except as indicated, compensation payments for 2003 were made in British Pounds and have been translated into U.S. Dollars at the average exchange rate for the period January 1, 2003 through December 31, 2003 which was $1.6401 to £1. For 2003, bonus payments made to Julian Cusack and Peter Coghlan were paid in U.S. Dollars.
(2)	Other annual compensation includes benefits-in-kind and, in the case of Mr. Cusack, a housing allowance in Bermuda of $180,000 per year beginning in 2003 and a payroll tax reimbursement in an amount of $14,988 in 2003.
(3)	The amounts listed under "All other compensation" reflect the Company's contribution to the pension plan (a defined contribution plan).
(4)	Mr. Coghlan was not employed by us at the end of fiscal year 2002. His compensation for 2003 was paid in U.S. Dollars.

The following table sets forth information concerning grants of options to purchase ordinary shares during the twelve months ended December 31, 2003 to the named executive officers.

Option/SAR Grants in Last Fiscal Year

	Individual Grants(1)				Grant Date Value
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share) (2)	Expiration Date	Grant Date Present Value(3)
Christopher O'Kane	991,830	25.50%	$16.20	August 19, 2013	$5.27 million
Julian Cusack	338,180	8.70%	16.20	August 19, 2013	1.80 million
Sarah Davies	316,940	8.20%	16.20	August 19, 2013	1.69 million
David May	155,000	4.00%	16.20	August 19, 2013	0.82 million
Peter Coghlan	80,000	2.00%	16.20	August 19, 2013	0.42 million

(1)	As discussed further below under "—Share Incentive Plan", all options were granted pursuant to the 2003 Share Incentive Plan, 65% of the options granted are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the options granted are subject to performance-based vesting determined by achievement of return on equity targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two year performance period. Any unvested and outstanding performance-based options will automatically vest on December 31, 2009. Vesting may be accelerated upon a change in control. For the performance-based options, vesting is accelerated upon attainment of certain performance goals.
(2)	On the date of grant, the exercise price was calculated at £10.70 per ordinary share. The option award agreement at the time of grant provided that the exercise price was to be converted into U.S. Dollars at the exchange rate of $1.5144558, the exchange rate used to convert shareholders' equity from British Pounds to U.S. Dollars.
(3)	There was no public market for our ordinary shares on the date the options were granted. The fair value of each option has been estimated on the date of grant using the Black-Scholes option pricing model. The model is based on the following assumptions: risk free interest rate of 4.7%; expected life of 7 years; a dividend yield of 0.6%; share price volatility of zero (as the minimum value method was utilized because the Company was not listed on the date that the options were issued); and foreign currency volatility of 9.4% (as the exercise price was in British Pounds and the share price of the Company is in U.S. Dollars). Although the exercise price was denominated in British Pounds, the grant date present value is shown in U.S. Dollars based on the exchange rate on August 20, 2003, the date of grant, at £1 to $1.5924.

The following table sets forth information concerning the exercise of options to purchase ordinary shares by the named executive officers during the year ended December 31, 2003, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2003.

Aggregated Option/SAR Exercises in the Last Year and Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Christopher O'Kane	—	—	362,018	629,812	$3,116,975	$5,422,681
Julian Cusack	—	—	123,436	214,744	1,062,784	1,848,945
Sarah Davies	—	—	115,683	201,257	996,031	1,732,823
David May	—	—	56,575	98,425	487,111	847,439
Peter Coghlan	—	—	29,200	50,800	251,412	437,388

(1)	Calculated based upon a price of $24.81 per share of the Company's ordinary shares at December 31, 2003, less the option exercise price.

Director Compensation

For service in 2003, each director other than Messrs. O'Kane, Cusack (who are also our executive officers) and Myners received cash in the amount of £20,000 (or $32,802 based on the exchange rate of $1.6401 to £1) plus VAT (where applicable), pro-rated for the time served on our board of directors during 2003. Our directors and officers who serve on the board of directors of our subsidiaries may also receive separate fees for their services. As Chairman of our board of directors, Mr. Myners received an annual salary of £120,000 and a bonus of £80,000.

The compensation of non-executive directors is benchmarked against comparable companies, taking into account complexity, time commitment and committee duties. Effective in 2004, the annual compensation for the members of our board of directors who are not otherwise affiliated with the Company as employees or officers will be $45,000. The chairman of each committee of our board of directors other than the audit committee will receive an additional $5,000 per annum. Mr. Cormack, the chairman of the audit committee of our board of directors, will receive an additional $25,000 per annum. Members of our board of directors who are also members of the board of directors of Aspen Re, such as Ms. Hutter and Mr. Cormack, will receive an additional $10,000 per annum. Mr. Cormack, the chairman of the audit committee of the board of directors of Aspen Re, will receive an additional $10,000 per annum. Mr. Myners will continue to receive an annual salary of £120,000 for 2004 and will be entitled to receive a bonus.

Management Compensation and Incentive Plans

The Compensation Committee oversees our compensation and benefit policies, including administration of annual bonus awards and long-term incentive plans. Our compensation policies are designed with the goal of maximizing shareholder value over the long term. We believe that this goal is best realized by utilizing a compensation program which serves to attract and retain superior executive talent by providing management with performance-based incentives and closely aligning the financial interests of management with those of our shareholders.

The Company's compensation program combines four components: base salary, annual bonuses, benefits and perquisites and long-term compensation in the form of options and share ownership. The level of compensation is based on numerous factors, including achievement of underwriting results and financial objectives established by our Compensation Committee and our board of directors. Salary, target bonuses and incentive compensation award opportunities are reviewed regularly for competitiveness and are determined in large part by reference to compensation levels for comparable positions at comparable companies based in Bermuda, the United Kingdom and the United States. The Company intends to reward individuals appropriately taking into account the relevant local or global talent pool comparables, as well as both company and individual performance against prescribed goals.

Our current executive officers are compensated according to the terms of their respective service agreements, which are described below under the heading "—Employment-Related Agreements."

Employment-Related Agreements

The following information summarizes the employment-related agreements for our named executive officers, other than Mr. Coghlan, which commenced on June 21, 2002. Each of these agreements may be terminated by the employee or the employer on not less than 12 months notice. In addition, employment terminates automatically:

•	when the employee reaches 65 years of age;

•	if the employee, who is a director of the Company, ceases to be a director of the Company;

•	if the employee becomes bankrupt, is convicted of a serious criminal offence or serious misconduct; or

•	if the employee is disqualified from being a director or ceases to be registered by any regulatory body.

The employees have for the benefit of their respective beneficiaries life cover of four times their basic salary which is fully insured by the Company. There are no key man insurance policies in place.

The Compensation Committee is currently considering amendments to these agreements which would, among other things, extend the term of the agreements and provide for increased severance benefits under certain circumstances.

Christopher O'Kane.    Aspen U.K. Services has entered into a management services contract with Mr. O'Kane under which he has agreed to serve as our Chief Executive Officer, terminable upon 12 months' notice by either party. The agreement provides that Mr. O'Kane shall be paid an annual salary which is subject to review from time to time. Mr. O'Kane's management services contract also entitles him to participate in any pension scheme which is established by our board, and to private medical insurance, permanent health insurance, personal accident insurance and life assurance. The management services contract also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine.

Julian Cusack.    Aspen Holdings entered into a service agreement with Mr. Cusack under which he has agreed to serve as our Chief Financial Officer terminable upon 12 months' notice by either party. The agreement provides that Mr. Cusack will be paid an annual salary which is subject to review from time to time. Mr. Cusack's management services contract also entitles him to participate in any pension scheme which is established by our board, an annual housing allowance in an amount up to $180,000, and to private medical insurance, permanent health insurance, personal accident insurance and life assurance. The management services contract also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine. In addition, Mr. Cusack is also entitled to receive annual fees in the amount of £30,000 for his executive officer service as the Finance Director of Aspen Re.

Sarah Davies. Aspen U.K. Services has entered into a management services contract with Ms. Davies under which she has agreed to serve as our Chief Operating Officer terminable upon 12 months' notice by either party. The agreement provides that Ms. Davies will be paid an annual salary which is subject to review from time to time. Ms. Davies' management services contract also entitles her to participate in any pension scheme which is established by our board, and to private medical insurance, permanent health insurance, personal accident insurance and life assurance. The management services contract also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine.

David May.    Aspen U.K. Services has entered into a management services contract with Mr. May under which he has agreed to serve as our Chief Casualty Underwriter terminable upon 12 months' notice by either party. The agreement provides that Mr. May will be paid an annual salary which is subject to review from time to time. Mr. May's management services contract also entitles him to participate in any pension scheme which is established by our board, and to private medical insurance, permanent health insurance, personal accident insurance and life assurance. The management services contract also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine.

Peter Coghlan.    Aspen U.S. Services has entered into an employment agreement with Mr. Coghlan, effective as of June 21, 2003, under which he has agreed to serve as the President and Chief Executive Officer of Aspen Specialty. The initial term of the agreement expires on June 21, 2005, subject to one-year annual extensions beginning on the first anniversary of the effective date terminable upon 12 months' notice by either party. The agreement provides that Mr. Coghlan will receive (i) an annual salary of $400,000, subject to periodic review for increases (but may not be decreased below $400,000), (ii) an annual bonus opportunity with a target payout of 5.2% of the profits of Aspen Specialty (based on achievement of a 20% return on equity), and (iii) a grant of 80,000 share options pursuant to the Company's 2003 Share Incentive Plan. Mr. Coghlan's employment agreement also entitles him to participate in any fringe benefit or other employee benefit plan provided to other senior officers of Aspen U.S. Services, and his dependents are entitled to coverage under Aspen U.S. Services' health and welfare benefit plans.

If Mr. Coghlan's employment terminates as a result of his death or disability (as defined in the agreement), then he would be entitled to (i) payment of accrued but unpaid salary, earned but unpaid bonuses for the prior year, accrued but unused vacation days, and unreimbursed business expenses (the "Accrued Obligations") and (ii) a prorated annual bonus for the year of termination. If Mr. Coghlan's employment is terminated by Aspen U.S. Services for cause (as defined in the agreement), then he would be entitled to payment of the Accrued Obligations. If Mr. Coghlan's employment is terminated by Aspen U.S. Services for other than cause, death or disability, or by Mr. Coghlan with good reason (as defined in the agreement), then he would be entitled to receive, in addition to the severance benefits to which he would be entitled if his employment were terminated on account of his death or disability, a lump sum payment equal to his annual salary in effect at the time of termination (disregarding any reduction that would constitute good reason under the agreement). Except in the case of Mr. Coghlan's death, Aspen U.S. Services' obligation to pay severance benefits under the agreement is conditioned upon Mr. Coghlan's release of Aspen U.S. Services and its affiliates from all claims (in which case Aspen U.S. Services will execute a reciprocal release).

Mr. Coghlan's employment agreement provides for a one-year non-solicitation covenant following termination of employment along with an ongoing confidentiality requirement. In addition, Mr. Coghlan's employment agreement provides for a one-year non-competition covenant following termination of employment if his employment is terminated by Aspen U.S. Services for cause or by him without good reason.

Mr. Coghlan's employment agreement entitles him to participation in an unfunded Supplemental Executive Retirement Plan ("SERP"). Under the SERP to be effective in 2004, Aspen U.S. Services has agreed to make, subject to satisfactory performance, a $119,500 annual contribution to the bookkeeping account established for Mr. Coghlan. Aspen U.S. Services has the discretion to make additional contributions to Mr. Coghlan's account. Interest will be credited on the account balance at an annual rate of 6%. Annual contributions and interest credited thereon are 100% vested at all times. Discretionary contributions and interest credited thereon vest as provided by Aspen U.S. Services, provided that Mr. Coghlan will become 100% vested in his discretionary contributions (and interest credited thereon) upon his death or upon his termination of employment after reaching age 60. The present value at age 60 of the projected benefit payments to Mr. Coghlan, under the SERP, will be $1,253,670.

If Mr. Coghlan's employment is terminated following his attainment of age 60, the balance of his account will be distributed in twenty-three equal annual payments commencing as soon as administratively practicable after termination of employment. If Mr. Coghlan's employment is terminated prior to age 60, his benefits will be distributed pursuant to his distribution election or, if he fails to make a distribution election, in twenty-three equal annual payments beginning at age 60. If Mr. Coghlan's employment is terminated by reason of his death prior to commencement of benefits, his benefits will be distributed to his designated beneficiary as soon as practicable after his death.

Aspen U.S. Services has purchased a corporate-owned life insurance policy to provide a source of funds for it to satisfy its obligations under the SERP. The annual premium for the policy is $206,953 and Aspen U.S. Services will make five premium payments under the policy beginning in 2003.

Annual Bonus Plan

As at June 30, 2003, bonus payments were made to our officers based on the final terms of the bonus scheme and the performance of the Company for fiscal year ending 2002. Each year, officers that participate in the annual bonus plan will be eligible to receive a bonus based upon the officer's achievement of annual performance targets that have been established by the Compensation Committee of our board of directors. The Compensation Committee will establish a bonus pool at the end of each year, with the amount of such pool determined based upon our year-end results. The pool will then be allocated to officers based upon their individual performance with respect to their performance targets.

Share Incentive Plan

We have adopted the Aspen Insurance Holdings Limited 2003 Share Incentive Plan ("2003 Share Incentive Plan") to aid us in recruiting and retaining key employees and directors and to motivate such employees and directors.

The plan provides for the grant to selected employees and non-employee directors of share options, share appreciation rights, restricted shares and other share-based awards. The shares subject to initial grant of options (the "initial grant options") will represent an aggregate of 5.75% of our ordinary shares on a fully diluted basis (3,884,030 shares), assuming the exercise of all outstanding options issued to Wellington and the Names' Trustee. In addition, an aggregate of 2.5% of our ordinary shares on a fully diluted basis (1,840,540 shares), are reserved for additional grant or issuance of share options, share appreciation rights, restricted shares and/or other share-based awards as and when determined in the sole discretion of our board of directors or the Compensation Committee. No award may be granted under the plan after the tenth anniversary of its effective date. The plan provides for equitable adjustment of affected terms of the plan and outstanding awards in the event of any change in the outstanding ordinary shares by reason of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, combination or transaction or exchange of shares or other corporate exchange, or any distribution to shareholders of shares other than regular cash dividends or any similar transaction. In the event of a change in control (as defined in the plan), our board of directors or the Compensation Committee may accelerate, vest or cause the restrictions to lapse with respect to, all or any portion of an award (except that shares subject to the initial grant options shall vest); or cancel awards for fair value; or provide for the issuance of substitute awards that substantially preserve the terms of any affected awards; or provide that for a period of at least 15 days prior to the change in control share options will be exercisable and that upon the occurrence of the change in control, such options shall terminate and be of no further force and effect.

The initial grant options have a term of ten years and an exercise price of $16.20 per share, which price was calculated based on 109% of the calculated fair market value of our ordinary shares as of May 29, 2003 and was determined by an independent consultant. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting determined by achievement of return on equity targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two-year performance period. Initial grant options that do not vest based on the applicable performance targets may vest in later years to the extent performance in such years exceeds 100% of the applicable targets, and in any event, any unvested and outstanding performance-based initial grant options will become vested on December 31, 2009. Upon termination of a participant's employment, any unvested options shall be forfeited, except that if the termination is due to death or disability (as defined in the option agreement), the time-based portion of the initial grant options shall vest to the extent such option would have otherwise become vested within 12 months immediately succeeding such termination due to death or disability. Upon termination of employment, vested initial grant options will be exercisable, subject to expiration of the options, until (i) the first anniversary of termination due to death or disability or, for nine members of senior management, without cause or for good reason (as those terms are defined in the option agreement), (ii) six months following termination without cause or for good reason for all other participants, (iii) three months following termination by the participant for any reason other than those stated in (i)or (ii) above or (iv) the date of termination for cause. As provided in the plan, in the event of a change in control unvested and outstanding initial grant options shall immediately become fully vested.

The initial grant options may be exercised by payment in cash or its equivalent, in ordinary shares, in a combination of cash and ordinary shares, or by broker-assisted cashless exercise. The initial grant options are not transferable by a participant during his or her lifetime other than to family members, family trusts, and family partnerships.

On March 12, 2004, our board of directors approved, upon recommendation of the Compensation Committee, the grant of 37,665 restricted share units under the 2003 Share Incentive Plan to six employees of a subsidiary of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participant's award agreement), on account of the participant's death or disability (as defined in such participant's award agreement), or, with respect to one of the participants, by the participant with good reason (as defined in such participant's award agreement).

Participants generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued; provided, however, that participants will be entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest. Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date. Participants may, however, elect to defer the receipt of any ordinary shares upon the vesting of units, in which case payment will not be made until such time or times as the participant may elect. Payment of deferred share units would be in ordinary shares with any cash dividend equivalents credited with respect to such deferred share units paid in cash.

Compensation Committee Interlocks and Insider Participation

John Barton, non-executive chairman of Wellington, was previously on our board of directors and our compensation committee from November 2002 through April 2003. Wellington is one of our shareholders with which the Company has entered into various agreements. See Item 13, "Certain Relationships and Related Transactions." We have also granted to Wellington options to purchase up to 3,781,120 non-voting shares. Such options are exercisable or lapse upon the earlier occurrence of several events as further described in "— Investor Options" in Item 5(h) above and the non-voting shares so acquired will automatically convert into ordinary shares at a one-to-one ratio once exercised after the completion of our initial public offering. Our executive officers Messrs. O'Kane and Cusack served as directors of Wellington until June 21, 2002, and Ms. Davies and Mr. May served as directors of WUAL until June 21, 2002. None of Messrs. O'Kane, Cusack or May or Ms. Davies served as members of the compensation committee of Wellington or WUAL at any time.

Mr. Salame is a Principal of DLJ Merchant Banking Partners, the primary private equity funds of CSFB Private Equity, one of our shareholders. Credit Suisse First Boston LLC, one of the underwriters in our initial public offering and a lender participating in the syndicate of our credit facilities, is an affiliate of DLJ Merchant Banking Partners.

Heidi Hutter, one of our directors, is also a shareholder and director of Talbot Holdings Ltd, Talbot Underwriting Holding Ltd and Talbot Underwriting Ltd. Ms. Hutter is not an executive officer of either Aspen Holdings or Talbot. We have entered into reinsurance agreements with Talbot through which we reinsure some of their risks and have received approximately $800,000 of premium income for 2003. Talbot also reinsures some of our risks for which they have received approximately $251,000 of premium income for 2003. We believe that the amount of premium income we have received from Talbot and our level of exposure with respect to the risks we have reinsured is not material to our business.

Compensation Committee Report on Executive Compensation

Our Compensation Committee fulfills the oversight responsibilities of the Board of Directors for approving and administering the compensation arrangements for our Chief Executive Officer and key employees. The key employee group currently comprises 13 senior employees including the named executives and the Chief Executive Officer. Compensation arrangements comprise base salary, cash bonus, long-term compensation in the form of options and share ownership, pension plans and other fringe benefits.

Our compensation policies are designed with the goal of maximizing shareholder value over the long term. The basic objectives of our executive compensation program include:

•	Attracting and retaining highly skilled executives;

•	Linking compensation opportunity to achievement of the Company's short- and long-term financial and strategic goals;

•	Creating commonality of interest between management and shareholders by tying realized compensation directly to changes in shareholder value;

•	Maximizing the financial efficiency of the overall program from a tax, accounting, and cash flow perspective; and

•	Ensuring compliance with the highest standards of corporate governance.

In support of the above objectives we deliver a four-part executive compensation program that includes the following elements:

•	Base salary;

•	Annual incentive bonus;

•	Long-term incentives; and

•	Benefits and perquisites.

Base salaries are determined taking into consideration the relative importance of the position, the competitive marketplace and the individual's performance and contribution. Salaries are reviewed annually.

Payments under the annual incentive bonus arrangements are paid from a pool that is directly related to the shareholders' return on equity. For fiscal year 2003, the bonus plan was set so that no awards would be payable unless a threshold return on equity of 7% was reached. For return on equity levels above 7%, increasingly higher levels of bonus pool funding occur. All bonus payments are, however, at the discretion of the board of directors.

Long-term incentive grants in 2003 were in the form of option grants to selected executives. In the future, the Company may consider using other forms of long-term incentives in addition to stock options, such as time-based and performance-based restricted stock and multi-year cash bonus programs in which payouts are tied to the achievement of meaningful performance objectives.

The Company operates defined contribution pension arrangements and other benefit plans in line with market practice in the relevant location.

Process.    An evaluation is made at least annually on the Chief Executive Officer and each key employee detailing individual performance against objectives. In reaching decisions on base salaries, bonuses and long-term incentive awards for the CEO and key employees, the Committee reviews:

•	Historical data on each individual's previous salary, bonus and long-term incentive history;

•	The Company's financial performance for the year and the overall size of the bonus pool;

•	The relative percentage of the pool awarded to the CEO and key employees;

•	An assessment of individual performance carried out by the CEO (or the Chairman in the case of the CEO). This assessment is carried out by reference to the employee's performance against an agreed set of objectives for the year under review. Due note is also taken of other factors which may not have been considered at the time objectives were set; and

•	Recommendations by the CEO of salary increases/bonus awards for key employees and by the Chairman for the CEO.

The level of compensation is based on numerous factors, including achievement of underwriting results and financial objectives established by our Compensation Committee and our board of directors. Salary, bonus awards and incentive compensation opportunities are reviewed regularly for competitiveness and are determined in large part by reference to compensation levels for comparable positions at comparable companies based in Bermuda, the United Kingdom and the United States.

This information is gathered from published compensation surveys. The Compensation Committee also uses Frederic W. Cook & Co. as its external compensation advisers to assist in this process. The Company intends to reward individuals appropriately taking into account the relevant local or global talent pool comparables, as well as both Company and individual performance against prescribed goals. The Committee is not precluded from approving awards as may be required to ensure applicable tax deductions are available.

CEO Compensation.    The Compensation Committee is responsible for evaluating and approving on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer. At least annually the Compensation Committee evaluates the Chief Executive Officer's performance in light of these established goals and objectives. Based upon these evaluations, the Compensation Committee has the sole authority to set the Chief Executive Officer's annual compensation, including salary, bonus, incentive and equity compensation. In determining salary and cash bonus the Compensation Committee considers comparative data from competitor firms and other data sources, including surveys conducted by independent third party consulting firms. In determining the long-term incentive component of the Chief Executive Officer's compensation, including stock options, the Compensation Committee considers the Company's performance and relative shareholder return, and the value of similar incentive awards to chief executive officers at comparable companies, including previous awards given to the Chief Executive Officer. For 2003, the factors and criteria for the CEO's compensation were a return on equity of 16%, net income of $152.1million and a combined ratio of 78%. The Committee also took account of the significant corporate developments during 2003 including the initial public offering and the development and creation of new business units in the U.K. and the U.S. In recognition of these achievements and having considered the available data on the remuneration packages of CEOs in competitor firms, the CEO was awarded a bonus of £500,000. In addition, Mr. O'Kane's salary was increased to £346,830 for 2004 to bring it more into line with salary payments to CEOs in competitor firms.

Compensation Committee Paul Myners (Chair) Heidi Hutter Bret Pearlman Kamil Salame

March 10, 2004

Audit Committee Report

This report is furnished by the Audit Committee of the board of directors with respect to the Company's financial statements for the year ended December 31, 2003.

The Audit Committee has established a Charter which outlines its primary duties and responsibilities. The Audit Committee Charter, which has been approved by the Board, is reviewed at least annually and is updated as necessary.

Company management is responsible for the preparation and presentation of complete and accurate financial statements. The independent auditors, KPMG Audit Plc,, are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted auditing standards and for issuing a report on their audit.

In performing its oversight role in connection with the audit of the Company's financial statements for the year ended December 31, 2003, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the Independent Auditor the matters required by Statement of Auditing Standards No. 61; and (3) reviewed and discussed with the Independent Auditor the matters required by Independence Standards Board Statement No. 1. Based on these reviews and discussions, the Audit Committee has determined its Independent Auditor to be independent and has recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for filing with the United States Securities and Exchange Commission ("SEC") and for presentation to the shareholders at the 2004 Annual General Meeting.

Audit Committee Ian Cormack (Chair) Heidi Hutter Norman L. Rosenthal

March 10, 2004

Performance Graph

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the Standard & Poor's ("S&P") 500 Composite Stock Price Index and S&P's Super Composite Property-Casualty Insurance Index, for the period commencing December 4, 2003 and ending on December 31, 2003, assuming $100 was invested on December 4, 2003. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of the calendar year during the period from December 4, 2003 through December 31, 2003. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 10.3%, (2) for the S&P 500 Composite Stock Price Index was 4.0% and (3) for the S&P Super Composite Property-Casualty Insurance Index was 3.9%.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of March 1, 2004 (including, in this table only, options that would be exercisable by May 1, 2004) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of March 1, 2004, 69,179,303 ordinary shares were outstanding.

Name and Address of Beneficial Owner (2)	Number of Ordinary Shares (1)	Percentage of Ordinary Shares Outstanding (1)
The Blackstone Group(3)	18,000,000	26.02%
345 Park Avenue, 31st Floor New York, NY 10154
Wellington Underwriting plc(4)	15,043,580	20.62%
88 Leadenhall Street London EC3A 3BA United Kingdom
Credit Suisse First Boston Private Equity(5)	7,000,000	10.12%
11 Madison Avenue, 16th Floor New York, NY 10010
Candover Investments plc, its subsidiaries and funds under management (6)	6,980,700	10.09%
20 Old Bailey London EC4M 7LN United Kingdom
Montpelier Re Holdings Ltd.(7)	4,000,000	5.78%
Mintflower Place 8 Par-La-Ville Road Hamilton HM08 Bermuda
Harrington Trust Limited(8)	3,511,969	4.9%
Argyle House 41a Cedar Avenue Hamilton HM 11 Bermuda
Paul Myners(9)	235,591	*
Christopher O'Kane(10)	458,570	*
Julian Cusack (11)	159,021	*
Sarah Davies(12)	149,852	*
David May(13)	73,428	*
Peter Coghlan(14)	34,533
Julian Avery(15)	—	—

Name and Address of Beneficial Owner (2)	Number of Ordinary Shares (1)	Percentage of Ordinary Shares Outstanding (1)
Ian Cormack(16)	19,756		*
Heidi Hutter(17)	39,517		*
Prakash Melwani(18)	—	—
Bret Pearlman(19)	—	—
Norman Rosenthal(20)	24,436		*
Kamil M. Salame(21)	—	—
All directors and executive officers as a group (13 persons)	1,194,704	1.70%

*	Less than 1%
(1)	Includes the outstanding ordinary shares and, with respect to Wellington and Harrington Trust Limited, assumes the exercise of all outstanding options on a cash basis by Wellington or Harrington Trust Limited, as the case may be, to purchase non-voting shares, which non-voting shares so acquired will automatically convert into ordinary shares upon issuance.
Our bye-laws generally provide for voting adjustments in certain circumstances.
(2)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance UK Limited, 100 Leadenhall Street, London EC3A 3DD, United Kingdom. The address for Mr. Cusack is c/o Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton HM 11, Bermuda.
(3)	Includes 13,730,800 ordinary shares held by BCP Excalibur Holdco (Cayman) Limited, 1,042,220 ordinary shares held by BFIP Excalibur Holdco (Cayman) Limited, 629,720 ordinary shares held by BGE Excalibur Holdco (Cayman) Limited and 2,597,260 ordinary shares held by BOCP Excalibur Holdco (Cayman) Limited. Blackstone FI2 Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership ("BCP III"), Blackstone FI Offshore Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership ("BOCP III") and Blackstone Family Investment Partnership (Cayman) III L.P., a Cayman Islands exempted limited partnership ("BFIP III"), are the sole members of BCP Excalibur Holdco (Cayman) Limited, BOCP Excalibur Holdco (Cayman) Limited, and BFIP Excalibur Holdco (Cayman) Limited, respectively. As the sole general partner of each of BCP III and BFIP III, and the sole investment general partner of BOCP III, Blackstone Management Associates III L.L.C., a Delaware limited liability company ("BMA III"), may be deemed to be the beneficial owner of 17,370,280 ordinary shares. As the sole member of BGE Excalibur II Limited, a Cayman Islands exempted limited company, which itself is the sole director and sole voting member of BGE Excalibur Holdco (Cayman) Limited, a Cayman Islands exempted limited company ("BGE"), Blackstone LR Associates (Cayman) III LDC, a Cayman Islands limited duration company ("BLR III") may be deemed to be the beneficial owner of 629,720 ordinary shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of each of BMA III and BLR III (the "Blackstone Founding Members") and have the shared power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares of the identified class of securities that may be deemed to be beneficially owned by BMA III or BLR III. As a result, the Blackstone Founding Members may be deemed to beneficially own the ordinary shares that BMA III or BLR III may be deemed to beneficially own, but they disclaim any such beneficial ownership except to the extent of their individual pecuniary interest in such ordinary shares.
(4)	Includes 11,262,460 ordinary shares and options to purchase 3,781,120 non-voting shares, which options have become exercisable or lapse upon the earlier occurrence of several events including our initial public offering as further described in "Investor Options" in Item 5 of this filing, and which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio upon completion of our initial public offering or upon issuance, if the options are exercised after completion of our initial public offering. We have been notified by Wellington that it has entered into a loan agreement with Barclays Bank plc and a syndicate of banks. Wellington has pledged its ordinary shares in Aspen Holdings to Barclays Bank plc and the syndicate when it has drawn down on the loan facility. If Wellington defaults under the loan agreement, it is possible that Barclays and the syndicate would become shareholders in Aspen Holdings.
(5)	Includes 968,080 ordinary shares held by MBP III Plan Investors, L.P., 9,330 ordinary shares held by Millennium Partners II, L.P., 46,300 ordinary shares held by DLJ MB Partners III GmbH & Co. KG, 69,780 ordinary shares held by DLJ Offshore Partners III-2, C.V., 97,970 ordinary shares held by DLJ Offshore Partners III-1, C.V., 379,060 ordinary shares held by DLJ Offshore Partners III, C.V., and 5,429,480 ordinary shares held by DLJMB Overseas Partners III, C.V., which, along with all of the shareholders named in this footnote are referred to collectively as the "DLJ Related Entities." Credit Suisse First Boston, a Swiss bank, owns all the voting stock of Credit Suisse First Boston (USA), Inc. (formerly Donaldson, Lufkin & Jenrette, Inc.) ("CSFB-USA"). The DLJ Related Entities are direct and indirect subsidiaries of CSFB-USA and merchant banking funds advised by subsidiaries of CSFB USA. Credit Suisse First Boston LLC, one of the underwriters in our initial public offering, is a direct subsidiary of CSFB-USA and itself does not hold any ownership interest in either CSFB Private Equity or any of the DLJ Related Entities. Affiliates of DLJ Related Entities own an approximately 9.1% interest in Montpelier Re, which is also a beneficial owner of the ordinary shares of the Company. See footnote (7) below.
(6)	Includes 783,050 ordinary shares held by Candover Investments plc, 35,620 ordinary shares held by Candover (Trustees) Limited, 153,790 ordinary shares held by Candover 2001 GmbH & Co. KG, 466,630 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 5 Limited Partnership, 111,680 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 4 Limited Partnership, 394,250 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 3 Limited Partnership, 699,290 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 2 Limited Partnership, 1,109,410 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 1 Limited Partnership, 634,880 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 6 Limited Partnership, 81,490 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 5 Limited Partnership, 115,670 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 4 Limited Partnership, 1,170,400 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 3 Limited Partnership, 365,420 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 2 Limited Partnership and 859,120 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 1 Limited Partnership, but excludes 19,300 ordinary shares held by Mourant & Co. Trustees Limited ("Mourant") as trustee of The Candover 2001 Employee Benefit Trust.
(7)	4,000,000 ordinary shares are held by Montpelier Reinsurance Ltd., a direct subsidiary of Montpelier Re.
(8)	Includes 945,353 ordinary shares and options to purchase 2,566,616 non-voting shares. Options held by the Names' Trustee for the benefit of the Unaligned Members become exercisable or lapse upon the earlier occurrence of several events including our initial public offering as further described in "—Investor Options," in Item 5(h) of this filing and which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio upon completion of our initial public offering or upon issuance, if the options are exercised after completion of our initial public offering, upon issuance. Harrington Trust Limited, as the successor trustee of the Names' Trust, is the holder of ordinary shares and options in the Company for the benefit of the Unaligned Members effective November 2003.

(9)	Includes 100,000 ordinary shares and 135,591 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. Myners.
(10)	Includes 30,430 ordinary shares and 428,140 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. O'Kane.
(11)	Includes and 13,040 ordinary shares and 145,981 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. Cusack.
(12)	Includes 13,040 ordinary shares and 136,812 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Ms. Davies.
(13)	The 6,520 ordinary shares held by Mr. May include 300 ordinary shares held by Mr. May's son Aaron Nicholas May, 300 ordinary shares held by his son Jacob Marcus May, 300 ordinary shares held by his daughter Kendra Bethany May and 300 ordinary shares held by his son Toby Sebastian May. Also includes 66,908 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. May.
(14)	Represents 34,533 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. Coghlan.
(15)	Mr. Avery, one of our directors, is Chief Executive Officer of Wellington. As Chief Executive Officer and a director of Wellington, Mr. Avery has the ability to influence voting and investment decisions over the securities beneficially owned by Wellington. The business address of Mr. Avery is c/o Wellington Underwriting plc, 88 Leadenhall Street, London EC3A 3BA, United Kingdom.
(16)	Includes 2,170 ordinary shares and 17,586 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. Cormack.
(17)	Ms. Hutter, one of our directors, is the beneficial owner of 870 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 3,470 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 780 Third Avenue, 32nd Floor, New York, NY 10017. Ms. Hutter also holds vested options exercisable for 35,177 ordinary shares as of May 1, 2004.
(18)	Mr. Melwani, one of our directors, is a Senior Managing Director in the Private Equity Group of Blackstone. Mr. Melwani disclaims beneficial ownership of any of the ordinary shares or options held by Blackstone. The business address of Mr. Melwani is c/o The Blackstone Group L.P., 345 Park Avenue, 31st Floor, New York, NY 10154.
(19)	Mr. Pearlman, one of our directors, is a Senior Managing Director in the Private Equity Group of Blackstone. Mr. Pearlman disclaims beneficial ownership of any of the ordinary shares held by Blackstone. The business address of Mr. Pearlman is c/o The Blackstone Group L.P., 345 Park Avenue, 31st Floor, New York, NY 10154.
(20)	Includes 6,850 ordinary shares and 17,586 ordinary shares issuable upon exercise of vested options as of May 1, 2004 held by Mr. Rosenthal. Mr. Rosenthal, one of our directors, was nominated by Blackstone and appointed by the board of directors. Mr. Rosenthal disclaims beneficial ownership of any of the ordinary shares held by Blackstone. The business address of Mr. Rosenthal is c/o Norman L. Rosenthal & Associates, Inc., 415 Spruce Street, Philadelphia, PA 19106.
(21)	Mr. Salame, one of our directors, is a Director in the Private Equity Group of Credit Suisse First Boston LLC, of which the DLJ Related Entities are a part. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities. The business address of Mr. Salame is c/o DLJ Merchant Banking Partners, Credit Suisse First Boston Private Equity, Eleven Madison Avenue, 16th Floor, New York, NY 10010.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company's 2003 Share Incentive Plan discussed below. The 2003 Share Incentive Plan was approved by shareholders prior to our initial public offering.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	3,884,020	$16.20	1,840,550
Equity compensation plans not approved by security holders	—	—	—
Total	3,884,020	$16.20	1,840,550

Item 13.    Certain Relationships and Related Transactions

We describe below some of the transactions we have entered into with parties that are related to our Company.

Transactions and Relationships with Initial Investors

Certain of our founding shareholders, including Blackstone, CSFB Private Equity, Olympus, Candover, Mourant, 3i, Phoenix, Montpelier Re and The Lexicon Partnership LLP ("Lexicon"), received $10.0 million (applying the British Pound/U.S. Dollar exchange rate at $1.5000 to £6.7 million) in the aggregate for assistance with Aspen Holdings' initial funding completed on June 21, 2002 and second funding completed on November 29, 2002.

Aspen Holdings and Aspen Re have entered into a number of arrangements with Wellington and some of its affiliates. Wellington is a holder of 16.28% of our ordinary shares as of March 1, 2004. These arrangements are as follows:

•	Quota Share Agreements. Aspen Re obtained some of its 2002 business through reinsuring National Indemnity Company ("NICO") and Syndicate 3030. Syndicate 2020, managed by WUAL, placed a qualifying quota share contract with NICO, a member of the Berkshire Hathaway group of companies under which it ceded 35.7% of all Syndicate 2020's business, excluding U.S. surplus lines business, effective between January 1, 2002 and May 31, 2002, plus all surplus lines business written between June 1, 2002 and June 30, 2002. WUAL established a consortium Syndicate 3030, with the backing of the Berkshire Hathaway group companies, with which it placed a 35.7% share of all business effective between June 1, 2002 and December 31, 2002, excluding U.S. surplus lines business written between June 1, 2002 and June 30, 2002. With respect to the qualifying quota share contract with NICO, Aspen Re entered into a quota share contract under which it has reinsured 34% of NICO's liabilities under the qualifying quota share agreement with Syndicate 2020. Aspen Re also entered into a quota share agreement with Syndicate 3030 for 2002 only in respect of 70% of its portfolio, whose single corporate member is a member of the Berkshire Hathaway group. Of Aspen Re's gross written premiums of $374.3 million for the period from May 23, 2002 to December 31, 2002, $98.2 million was written as retrocession of the Syndicate 2020 qualifying quota share and $118.0 million as a quota share of Syndicate 3030. In the twelve months ended December 31, 2003, gross premiums written under the 2003 quota share agreement with Syndicate 2020 were $78.4 million.

•	Option to Purchase Retrocession Agreement. Under this agreement entered into on May 28, 2002, Wellington and Aspen Holdings agreed to pay NICO $2.5 million and $2.0 million, respectively, to procure (i) the retrocession to a subsidiary of Aspen Holdings of the NICO qualifying quota share of Syndicate 2020 and (ii) the reinsurance of Syndicate 3030. On June 21, 2002, the amount of $2.5 million was repaid to Wellington by Aspen Holdings (reimbursed by Aspen Re on the same day) together with a fee of $275,000 for bearing the risk from May 28, 2002.

•	Framework Agreement. Under the framework agreement entered into by and among Aspen Holdings, Aspen U.K. Services, Wellington, WUAL, WUSL and WU Inc. on May 28, 2002, Aspen Holdings agreed to cause Aspen Re to offer Syndicate 2020, for 2003 and each subsequent year of account, a 20% quota share of Aspen Re's business (comprising the lines of business previously underwritten by Syndicate 2020) during such year. WUAL agreed, on behalf of Syndicate 2020, to offer to Aspen Re for 2003 and each subsequent year of account, a 20% quota share of all business (other than Aspen Re lines) allocated to that year of account of Syndicate 2020's business. For 2003, Aspen Re elected to take up a 7.5% quota share of Syndicate 2020 lines, and WUAL, on behalf of Syndicate 2020, has elected not to accept any quota share reinsurance of Aspen Re. Neither Aspen Re nor WUAL on behalf of Syndicate 2020 will be obligated to offer a quota share to the other after the 2005 year of account. Under the framework agreement, Wellington, WUAL, WUSL and WU Inc. initially agreed, until March 31, 2004, not to, subject to exceptions, compete with Aspen Re or engage in activities that will directly or indirectly foster competition with Aspen Re in the property reinsurance, U.S. and non-U.S. casualty reinsurance and U.K. commercial insurance lines of business that were previously written by Syndicate 2020 and currently written by Aspen Re. However, we have agreed with Wellington to terminate such non-competition obligations with effect from December 9, 2003. As part of that agreement, WUAL has waived its right to take a quota share of the business written by Aspen Re for 2004 only. For 2004 only we have also waived our right to take a quota share of business written by Syndicate 2020.

•	Shareholder's Agreement. Aspen Holdings and Wellington previously entered into a shareholder's agreement that contains provisions similar to the framework agreement, whereby Wellington and its subsidiaries was restricted from competing with Aspen Re in certain lines of business written by Aspen Re. We have since agreed with Wellington to terminate Wellington's non-competition obligations with effect from December 9, 2003.

•	Binding Authority Letters. Aspen Re had entered into three binding authority letters with WU Inc. to underwrite and market our U.S. facultative property and casualty products effective January 1, 2003, two of which expired on December 31, 2003. The remaining binding authority relating to casualty facultative reinsurance, has been transferred to Aspen Re America, together with the team that wrote this business at WU Inc. See "Business -- Underwriting and Risk Management" in Item 1 of this filing.

•	Administrative Services Agreement. At formation, Aspen Holdings and its subsidiaries entered into an administrative services agreement as of June 21, 2002, for the provision of services that include accounting, actuarial, operations, risk management and technical support by a subsidiary of Wellington. The agreement may be terminated by either party upon the occurrence of certain specified circumstances, such as the inability to pay debts, and after an initial period of 3 years may be terminated by either party on 18 months' prior notice. We may also terminate individual services under the agreement on six months' notice provided they are not contracted to a third party. The provision of these services is priced on an actual cost basis. For the period from May 23, 2002 to December 31, 2002, we paid $2.6 million to Wellington and its affiliates under the administrative services agreement. During 2003 we have progressively reduced our reliance on the services provided under this agreement by developing our own in-house resources. We have chosen to continue to outsource support for our information technology systems to Wellington, but we anticipate that we will not continue to receive any other significant services from WUAL beyond the end of 2003. We paid approximately $8.4 million for services under this agreement in 2003. On December 19, 2003, WUAL gave notice of termination, effective 18 months after such date.

•	IT Services Agreement. Aspen Re and Aspen U.K. Services have entered into an IT services agreement with WUSL, Wellington and WUAL as of January 9, 2004 for the provision of information technology services by WUSL. The agreement is for an indefinite period but may be terminated by either party upon the occurrence of certain specified circumstances, such as the inability to pay debts, and may be terminated by either party on 12 months' prior notice. This agreement replaces the administrative services agreement described above in relation to information technology services.

•	Run-Off Services Agreement. Aspen U.K. Services has entered into a run-off services agreement with WUAL as of May 20, 2003 to handle the run-off of the claims for Syndicate 2020, Syndicate 3030 and their predecessors for the lines of business that were assumed by the Company. Under the agreement, Aspen Holdings acts as guarantor of the services to be performed by Aspen U.K. Services. The commencement period was as of June 21, 2002, and the agreement may be terminated by either party on 3 months' notice. Under certain circumstances, including regulatory requirements and change of control, the agreement may be terminated immediately by either party. Services are charged on an at-cost basis. Aspen U.K. Services is in the process of replacing this agreement with a similar one for reduced services.

•	Indemnification Agreement. In connection with the preparation of the Syndicate 2020 and 3030 Financial Information included in this report, we agreed with WUAL and Wellington, in its capacity as the provider of such information, to jointly represent to KPMG as to certain facts and circumstances surrounding the preparation of the financial information of the Syndicates. In addition, we have agreed to indemnify Wellington, WUAL and their respective directors for any liability or loss incurred as a result of investigating, disputing or settling any claim arising out of provision of the representation to KPMG, the content of the financial information of the Syndicates as presented in the filings with the SEC or the public filings of such information with the SEC, other than the liabilities or losses found in a final judgment by a court of competent jurisdiction to have resulted from the bad faith, gross negligence, fraud or willful misconduct of Wellington, WUAL or their respective directors.

•	Subscription and Shareholders' Agreement. In connection with our formation and initial funding, we granted Wellington several rights to purchase our ordinary shares under this agreement. They exercised these rights in 2002 and, as a result, they own 11,262,460 ordinary shares for which we received an aggregate of £114.9 million. Other operative provisions of this agreement were amended and restated as described under "—Shareholders' Agreement and Registration Rights Agreement" in paragraph (f) of Item 5 of this filing.

•	Option Instrument. In connection with our formation and initial funding, Wellington and the Names' Trustee received options to purchase, respectively, 3,781,120 and 3,006,760 non-voting shares exercisable or lapsing upon the earlier occurrence of several events (including our initial public offering) as further described under "—Investor Options" in paragraph (h) of Item 5 of this filing, which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio.

We have agreed with the Names' Trustee, a holder of 945,353 ordinary shares after completion of our initial public offering and the options to purchase up to 2,566,616 non-voting shares, the following:

•	Taxation Funding Facility Agreement. On June 21, 2002, we entered into the taxation funding facility agreement with the Names' Trustee, as trustee of the Names' Trust. Under that agreement, we agreed to make available cash advances to the Names' Trust to enable the Names' Trustee to make sub-advances to the Unaligned Members to fund payment of taxation payable on the value of rights granted to the Unaligned Members in respect of options granted to them and taxation payable in respect of contingent payments received under the profit commission agreement. The value of the rights is the amount agreed in principle by Aspen Holdings with the U.K. Inland Revenue prior to December 31, 2003, or, if no such agreement has been reached by then, the amount estimated by us in good faith, with provisions for upward adjustment in the event that the amount subsequently agreed with the U.K. Inland Revenue is higher. Any taxation payable by the Unaligned Members on these rights, which we may have to advance, will be based on such determination of value. If no value is realized by the Unaligned Members, or to the extent that the value realized (after tax) is less than the advance, we have agreed to waive repayment. We expect that it is most likely that we will not incur any liability under the Taxation Funding Facility Agreement prior to 2006.

•	Deed of Retirement, Appointment and Amendment. In connection with the appointment of the Names' Trustee as successor trustee to the Names' Trust, Aspen Holdings has entered into a deed of retirement, appointment and amendment with the Names' Trustee as successor trustee, the Names' Trustees Limited (the "Predecessor Trustee"), as initial trustee, and WUSL, whereby the Names' Trustee's liability is limited under the various agreements which it administers for the benefit of the Unaligned Members under the Names' Trust. We have agreed to indemnify the Predecessor Trustee and its directors and officers with respect to any present or future liabilities arising out of or as a result of its trusteeship, except for any liabilities that may arise out of any breach of trust, fraud or willful misconduct. We have also agreed to indemnify the Names' Trustee and its officers, directors and employees for any liabilities arising out of any act or omission with respect to the formation and enforcement of the agreements which it administers for the benefit of the Unaligned Members under the Names' Trust, except for any liabilities arising out of the Names' Trustee's breach of trust, fraud, willful misconduct or negligence. We have further agreed to indemnify the Names' Trustee for any liabilities, subject to limitations, that may arise under agreements with underwriters in connection with a sale of ordinary shares by the Names' Trustee in a secondary underwritten offering in the United States, except where the Names' Trustee does not hold good title to the ordinary shares or if it created any encumbrances on the ordinary shares to be sold in such offering.

Aspen Re had been a party to four quota share reinsurance arrangements with Montpelier Reinsurance Ltd., an affiliate of Montpelier Re and one of our founding shareholders. These contracts related to our property risk excess of loss reinsurance line, the automobile liability facultative reinsurance and property facultative reinsurance lines written by WU Inc. on our behalf under binding authority agreements and our UK liability insurance line of business. Anthony Taylor, Chief Executive Officer and Director of Montpelier Re, was one of our directors from June 2002 until January 2004. Three of the contracts were meant to run for three years commencing January 1, 2003, but with the termination of our binding authority agreements with WU Inc. at the end of 2003, the two Montpelier contracts relating to the facultative lines written by WU Inc. are no longer effective. The remaining contract has a capping mechanism designed to limit the amount ceded in the aggregate to $29.9 million in the first year, $59.8 million in the first two years and $89.7 million over three years. The cap applies to gross written premiums ceded before deductions and brokerage and profit commissions. This contract will have the benefit of the reinsurance protections placed by Aspen Re. Aspen Re will receive an over-riding commission of 7.5% of net premiums and profit commission of 15% of the reinsurer's net profit from the contracts. In addition, Aspen Re has entered into a 10% quota share treaty effective from January 1, 2003 with Montpelier Reinsurance Ltd. and continuing annually unless cancelled with respect to its U.K. and Irish employers' liability and public liability business. Aspen Re will receive an over-riding commission of 5% of premiums (after deductions except reinsurance premiums) and a profit commission of 20% of the reinsurer's net profit from the treaty. For the twelve months ended December 31, 2003, the reinsurance premiums ceded under such quota share arrangements with Montpelier Re were $66.0 million.

Under letter agreements dated June 21, 2002, January 22, 2003 and June 2, 2003, respectively, Aspen Holdings agreed with Montpelier Re that:

•	until December 20, 2003, Aspen Holdings would not take any steps to establish a Class IV Reinsurance Company in Bermuda, other than a captive (the "Captive") wholly-owned by Aspen Holdings whose sole business shall be the reinsurance of risks underwritten by Aspen Re and except that Aspen Bermuda may provide property and casualty reinsurance risks to third parties in an amount not greater than $25 million of gross written premium.

•	after December 20, 2003, Aspen Holdings shall not take any steps to establish a Class IV Reinsurance Company in Bermuda without first advising Montpelier Re in writing of such intention; and

•	in the event Aspen Holdings does establish a Captive, it shall enter into negotiations with Montpelier Re in good faith with a view to appointing Montpelier Reinsurance Ltd. as manager in preference to any other party.

Item 14.    Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2003 and 2002 by KPMG Audit Plc, the Company's principal accounting firm.

	Twelve months ended December 31, 2003	Period ended December 31, 2002
	($ in thousands)
Audit Fees	$593.5	$136.0
Audit-related Fees (a)	50.7	25.8
Tax Fees (b)	162.6	106.5
All Other Fees (c)	2,706.0	65.5
Total Fees	$3,512.8	$333.8

(a)	Audit-related Fees are fees related to assurance and related services for the performance of the audit or review of the Company's financial statements (other than the audit fees disclosed above).
(b)	Tax Fees are fees related to tax compliance, tax advice and tax planning services.
(c)	All Other Fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company and principally relates to assurance work carried out by KPMG in connection with the Company's initial public offering.

The Audit Committee has considered whether the provision of non-audit services by KPMG is compatible with maintaining KPMG's independence with respect to the Company and has determined that the provision of the specified non-audit services is consistent with and compatible with KPMG maintaining its independence. The Audit Committee approved all services that were not "audit fees".

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements:
The Consolidated Financial Statements of Aspen Insurance Holdings Limited and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements on page F-1 and are filed as part of this Report.

The Financial Statements of Syndicates 2020 and 3030 are listed in the accompanying Index to Syndicates 2020 and 3030 Financial Statements on page P-1 and are filed as part of this Report. The accompanying Management's Discussion and Analysis of Financial Condition and Underwriting Results of Syndicates 2020 and 3030 is also filed as part of this Report on page M-1.

2.	Financial Statement Schedules:
The Schedules to the Consolidated Financial Statements of Aspen Insurance Holdings Limited are listed in the accompanying Index to Schedules to Consolidated Financial Statements on page S-1 and are filed as part of this Report.

3.	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
3.2	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).

10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).

10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).

Exhibit Number	Description
10.3	Service Agreement dated June 21, 2002 between Christopher O'Kane and Aspen Insurance U.K. Services Limited (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.4	Service Agreement dated June 21, 2002 between Julian Cusack and the Company Limited (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.5	Service Agreement dated June 21, 2002 between Sarah Davies and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.6	Service Agreement dated June 21, 2002 between David May and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.7	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.8	Three-Year Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.9	364-Day Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).

Exhibit Number	Description
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.16	Employment Agreement dated June 21, 2003 between Peter Coghlan and Aspen Insurance U.S. Services Inc., filed with this report.
21.1	Subsidiaries of the Company, filed with this report.
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(b)    Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

(c)    See (a) above.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.7902, which was the closing exchange rate on December 31, 2003 for the British Pound/U.S. Dollar exchange rate as displayed on the Bloomberg Service under USD—GBP "Currencies" HP screen. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY(1)

	Last(2)	High	Low	Average(3)
Month Ended February 29, 2004	1.8575	1.9045	1.8182	1.8673
Month Ended January 31, 2004	1.8215	1.8511	1.7996	1.8255
Month Ended December 31, 2003	1.7902	1.7902	1.7200	1.7516
Month Ended November 30, 2003	1.7199	1.7199	1.6610	1.6892
Month Ended October 31, 2003	1.6970	1.7009	1.6602	1.6787
Month Ended September 30, 2003	1.6614	1.6621	1.5698	1.6135

Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033
Year Ended December 31, 2001	1.4554	1.5049	1.3727	1.4398
Year Ended December 31, 2000	1.4938	1.6522	1.4016	1.5159

(1)	Data obtained from FactSet.
(2)	"Last" is the closing exchange rate on the last business day of each of the periods indicated.
(3)	"Average" for the monthly exchange rates is the average daily exchange rate during the periods indicated. "Average" for the year ended periods is calculated using the exchange rates on the last day of each month during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

Date: March 26, 2004	By:	/s/ Christopher O'Kane
Name: Christopher O'Kane Title: Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Christopher O'Kane and Julian Cusack, and each of them, the individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of March, 2004.

Signature	Title

/s/ Paul Myners	Chairman and Director

Paul Myners

/s/ Christopher O'Kane	Chief Executive Officer and Director (Principal Executive Officer)

Christopher O'Kane

/s/ Julian Cusack	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Julian Cusack

/s/ Julian Avery	Director

Julian Avery

/s/ Ian Cormack	Director

Ian Cormack

/s/ Heidi Hutter	Director

Heidi Hutter

/s/ Prakash Melwani	Director

Prakash Melwani

Signature	Title

/s/ Bret Pearlman	Director

Bret Pearlman

/s/ Norman L. Rosenthal	Director

Norman L. Rosenthal

/s/ Kamil M. Salame	Director

Kamil M. Salame

ASPEN INSURANCE HOLDINGS LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements for the Twelve Months ended December 31, 2003 and for the Period from Incorporation on May 23, 2002 to December 31, 2002
Independent Auditor's Report	F-2
Consolidated Statement of Operations for the Twelve Months ended December 31, 2003 and for the Period from incorporation on May 23, 2002 to December 31, 2002.	F-3
Consolidated Balance Sheet as at December 31, 2003 and 2002	F-4
Consolidated Statement of Shareholders' Equity for the Twelve Months ended December 31, 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002	F-5
Consolidated Statement of Comprehensive Income for the Twelve Months ended December 31, 2003 and for the Period from incorporation on May 23, 2002 to December 31, 2002	F-6
Consolidated Statement of Cash Flows for the Twelve Months ended December 31, 2003 and for the Period from incorporation on May 23, 2002 to December 31, 2002	F-7
Notes to the Consolidated Financial Statements for the Twelve Months ended December 31, 2003 and for the Period from incorporation on May 23, 2002 December 31, 2002	F-8

ASPEN INSURANCE HOLDINGS LIMITED

AUDITOR'S REPORT

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheet of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2003, and the related consolidated statement of operations, shareholders' equity, comprehensive income, and cash flows for the period January 1, 2003 to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the period January 1, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG Audit Plc
London, United Kingdom

March 26, 2004

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS
For The Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002

	Notes	Twelve months ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
		($ in millions, except per share amounts)
Revenues
Net premiums earned (includes $126.1 million in 2003 and $74.3 million in 2002) from related parties)	15	$812.3	$120.3
Net investment income (includes $3.5 million in 2003 and $0.0 million in 2002) from related parties)	5	29.6	8.5
Realized investment (losses)		(2.4)	(0.1)
Realized exchange gain	6	1.5	12.7
Other		—	0.4
Total Revenues		841.0	141.8
Expenses
Insurance losses and loss adjustment expenses (includes $86.6 million in 2003 and $51.7 million in 2002 from related parties)	7, 15	(428.4)	(76.9)
Policy acquisition expenses (includes $24.4 million in 2003 and $14.1 million in 2002 from related parties)		(152.3)	(21.1)
Operating and administration expenses (includes $6.6 million in 2003 and $2.6 million in 2002 from related parties)		(53.3)	(8.7)
Interest on long term loans		(0.4)	—
Total expenses		(634.4)	(106.7)
Income from operations before income tax		206.6	35.1
Income tax expense	8	(54.5)	(6.5)
Net Income		$152.1	$28.6
Per share data
Weighted average number of ordinary share and share equivalents
Basic		57,751,852	32,424,100
Diluted		59,491,760	32,424,100
Basic earnings per ordinary share	3	$2.63	$0.89
Diluted earnings per ordinary share	3	$2.56	$0.89

See accompanying notes to the consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEET
As at December 31, 2003 and 2002

	Notes	As at December 31, 2003	As at December 31, 2002
		($ in millions, except share amounts)
ASSETS
Investments
Fixed Maturities		$1,048.1	$87.3
Short-term investments		568.2	835.1
Total Investments	4	1,616.3	922.4
Cash and cash equivalents		230.8	9.6
Reinsurance Recoverables
Unpaid losses (includes $26.9 million in 2003 and $10.4 million in 2002 from related parties)	7	43.6	12.5
Ceded unearned premiums (includes $36.1 million in 2003 and $12.8 million in 2002 from related parties)		48.9	18.9
Receivables
Underwriting premiums (includes $221.9 million in 2003 and $151.4 million in 2002 from related parties)		496.5	214.5
Other (includes $18.8 million in 2003 and $0.0 million in 2002 from related parties)		40.8	0.8
Deferred policy acquisition costs (includes $11.8 million in 2003 and $13.9 million in 2002 from related parties)		94.6	31.0
Office properties and equipment		0.4	0.1
Intangible assets	13	6.6	2.0
Total Assets		$2,578.5	$1,211.8
LIABILITIES
Insurance Reserves
Losses and loss adjustment expenses (includes $146.3 million in 2003 and $62.2 million in 2002) from related parties)	7	$525.8	$93.9
Unearned premiums (includes $74.7 million in 2003 and $104.6 million in 2002 from related parties)		572.4	215.7
Total insurance reserves		1,098.2	309.6
Payables
Reinsurance premiums (includes $49.3 million in 2003 and $0.0 million in 2002 from related parties)		59.9	2.1
Deferred income taxes	8	17.0	4.6
Accrued expenses and other payables (includes $12.0 million in 2003 and $1.5 million in 2002 from related parties)		64.7	17.4
Long term loan		40.0	—
Total liabilities		$1,279.8	$333.7
SHAREHOLDERS' EQUITY
Ordinary Shares—69,179,303 ordinary shares of 0.15144558¢ each (2002—56,876,360)	9	1,090.8	836.9
Retained earnings		180.7	28.6
Accumulated other comprehensive income, net of taxes
Unrealized (depreciation)/appreciation on investments	17	(0.6)	0.6
Gains on foreign currency translation	17	27.8	12.0
Total ordinary shareholders' equity		1,298.7	878.1
Total liabilities and shareholders' equity		$2,578.5	$1,211.8

See accompanying notes to the consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002

	Notes	Twelve months ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
		($ in millions)
Shareholders' Equity
Ordinary Shares:
Beginning of period		$836.9	$—
Shares issued:
New shares issued		246.4	836.9
Share-based compensation		7.5	—
End of Period	9	1,090.8	836.9
Retained earnings:
Beginning of period		28.6	—
Net income for the period		152.1	28.6
End of Period		180.7	28.6
Cumulative foreign currency translation adjustments:
Beginning of period		12.0	—
Change for the period		15.8	12.0
End of Period	17	27.8	12.0
Unrealized appreciation on investments:
Beginning of period		0.6	—
Change for the period		(1.2)	0.6
End of Period	17	(0.6)	0.6
Total accumulated other comprehensive income		27.2	12.6
Total Shareholders' Equity		$1,298.7	$878.1

See accompanying notes to the consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002

	Twelve months ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Net income	$152.1	$28.6
Other comprehensive income, net of taxes
Change in unrealized gains/(losses) on investments	(1.2)	0.6
Change in gains on foreign currency translation	15.8	12.0
Other comprehensive income	14.6	12.6
Comprehensive income	$166.7	$41.2

See accompanying notes to the consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
For The Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002

	Twelve months ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Operating Activities:
Net income	$152.1	$28.6
Adjustments:
Amortisation of premium or discount on investments	5.0	—
Share-based compensation expense	7.5	—
Changes in insurance reserves:
Losses and loss adjustment expenses (includes $84.1 million in 2003 and $62.2 million in 2002 from related parties)	443.8	86.0
Unearned premiums (includes $(29.9) million in 2003 and $104.6 million in 2002 from related parties)	319.0	210.6
Changes in reinsurance balances:
Reinsurance recoverables (includes $16.5 million in 2003 and $10.4 million in 2002 from related parties)	(15.4)	(10.5)
Ceded unearned premiums (includes $23.3 million in 2003 and $12.8 million in 2002 from related parties)	(38.5)	(18.4)
Changes in accrued investment income and other receivables	(40.0)	(0.8)
Changes in deferred policy acquisition costs (includes $(2.1) million in 2003 and $13.9 million in 2002 from related parties)	(50.7)	(30.0)
Changes in reinsurance premiums payable	56.1	2.1
Changes in premiums receivable (includes $70.5 million in 2003 and $151.4 million in 2002 from related parties)	(261.2)	(209.7)
Changes in accrued expenses and other payable (includes $10.5 million in 2003 and $1.5 million in 2002 from related parties)	58.9	16.4
Other	—	3.8
Net Cash from Operating Activities	636.6	78.1
Investing Activities:
Purchases of fixed maturities	(1,903.3)	(129.1)
Proceeds from sales and maturities of fixed maturities	943.5	63.5
Net (purchases)/sales of short-term investments	263.4	(834.1)
Purchase of equipment	(0.3)	—
Payments for acquisition net of cash acquired	(6.6)	(17.7)
Net cash used investing activities	(703.3)	(917.4)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	246.4	836.9
Proceeds from long term loan	90.0	—
Repayment of long term loan..	(50.0)	—
Net cash from financing activities	286.4	836.9
Effect of exchange rate movements on cash and cash equivalents	1.5	12.0
Increase in cash and cash equivalents	221.2	9.6
Cash and cash equivalents at beginning of period	9.6	—
Cash and cash equivalents at end of period	230.8	9.6
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	24.8	3.2

See accompanying notes to the consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

1.    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.    Aspen Insurance Holdings Limited ("Aspen Holdings") was incorporated under the name of Exali Reinsurance Holdings Limited ("Exali") on May 23, 2002 to hold the subsidiaries that provide insurance and reinsurance on a worldwide basis. Exali subsequently changed its name to Aspen Insurance Holdings Limited on November 20, 2002. On June 21, 2002, Aspen Holdings acquired the entire issued share capital of The City Fire Insurance Company Limited ("City Fire"). City Fire was renamed Wellington Reinsurance Limited ("Wellington Re") and commenced underwriting on June 23, 2002. On March 4, 2003, Wellington Re was renamed Aspen Insurance UK Limited ("Aspen Re"). Aspen Insurance Limited ("Aspen Bermuda") was established on November 6, 2002 as Exali Insurance Limited and changed its name to Aspen Insurance Limited on November 22, 2002. Aspen Insurance UK Services Limited ("Aspen U.K. Services") provides services to Aspen Holdings and its subsidiaries (collectively, the "Company") in its capacity as the employer of the directors and staff of Aspen Re. On September 5, 2003, Aspen US Holdings acquired Dakota Specialty Insurance Company ("Dakota"). Dakota was renamed Aspen Specialty Insurance Company on September 25, 2003.

The Consolidated Financial Statements of Aspen Holdings are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). The financial statements are presented on a consolidated basis including the transactions of all operating subsidiaries. Transactions between Aspen Holdings and its subsidiaries are eliminated within the consolidated financial statements.

Use of Estimates.    Estimates and assumptions are made by the directors that have an effect on the amount reported within these consolidated financial statements. The most significant estimates relate to the reserves for property and liability losses. These estimates are continually reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the estimates were made.

Accounting for Underwriting Operations

Premiums Earned.    Assumed premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statement of operations, net of the cost of purchased reinsurance. Premiums not yet recognized as revenue are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Due to the time lag inherent in reporting of premiums by cedents, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts will be recorded in the period in which the actual amounts are determined.

Premiums on proportional treaty type contracts are generally not reported to the Company until after the reinsurance coverage is in force and the syndicates are at risk. As a result, an estimate of these "pipeline" premiums is recorded. The Company estimates pipeline premiums based on estimates of ultimate premium, calculated unearned premium and premiums reported from ceding companies. The Company estimates commissions, losses and loss adjustment expenses on these premiums.

Reinstatement premiums and additional premiums are accrued as provided for in the provisions of assumed reinsurance contracts, based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

relate to the future coverage obtained during the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Outward reinsurance premiums are accounted for in the same accounting period as the premiums for the related direct insurance or inwards reinsurance business. Reinsurance contracts that operate on a "losses occurring during" basis are accounted for in full over the period of coverage whilst "risk attaching during" policies are expensed using the same ratio as the underlying premiums on a daily pro rata basis.

Insurance Losses and Loss Adjustment Expenses.    Losses represent the amount paid or expected to be paid to claimants in respect of events that have occurred on or before the balance sheet date. The costs of investigating, resolving and processing these claims are known as loss adjustment expenses ("LAE"). The statement of operations records these losses net of reinsurance, meaning that gross losses and loss adjustment expenses incurred are reduced by the amounts recovered or expected to be recovered under reinsurance contracts.

Reinsurance.    Written premiums earned and incurred claims and LAE all reflect the net effect of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the Company's acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks with this Company.

Reinsurance accounting is followed when risk transfer requirements have been met.

Reinsurance does not isolate the Company from its obligations to policyholders. In the event a reinsurer fails to meet their obligations the Company's obligations remain.

The Company regularly evaluates the financial condition of its reinsurers and monitors the concentration of credit risk to minimize its exposure to financial loss from reinsurers' insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.

Insurance Reserves.    Insurance reserves are established for the total unpaid cost of claims and LAE, which cover events that have occurred by the balance sheet date. These reserves reflect the Company's estimates of the total cost of claims incurred but not yet reported to it ("IBNR"). Claim reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR claims, reserves are estimated using established actuarial methods. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages, and inflation.

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. Reserves are established by the selection of a best estimate' from within a range of estimates. The Company continually reviews its reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claim experience develops and new information becomes available.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

Adjustments to previously estimated reserves are reflected in the financial results of the period in which the adjustments are made.

Whilst the reported reserves make a reasonable provision for unpaid claim and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

Policy Acquisition Expenses.    The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and consist of commissions, premium taxes and other direct underwriting expenses, primarily underwriters' salaries. Although these expenses are incurred when a policy is issued they are deferred and amortized over the same period as the corresponding premiums are recorded as revenues.

On a regular basis a recoverability analysis is performed of the deferred policy acquisition costs in relation to the expected recognition of revenues, including anticipated investment income, and reflect adjustments, if any, as period costs. Should the analysis indicate that the acquisition costs are unrecoverable, further analyses are performed to determine if a reserve is required to provide for losses which may exceed the related unearned premium.

Accounting for Investments

Fixed Maturities.    The fixed maturity portfolio is composed primarily of high-quality, U.S. and U.K. government securities. The entire fixed maturity investment portfolio is classified as available for sale. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third party pricing service.

Short-term Investments.    Short-term investments include highly liquid debt instruments and commercial paper and are held as part of the investment portfolio of the Company.

Realized Investment Gains and Losses.    The cost of each individual investment is recorded so that when an investment is sold the resulting gain or loss can be identified and recorded in the statement of operations.

The difference between the cost and the estimated fair market value of all investments is monitored. If we determine that any investment has experienced a decline in value that is believed to be other than temporary, we consider the current facts and circumstances, including the financial position and future prospects of the entity that issued the investment security, and make a decision to either record a write-down in the carrying value of the security or sell the security; in either case a realized loss is recorded in the statement of operations.

Unrealized Gains or Losses on Investments.    For investments carried at estimated fair value, the difference between amortized cost and fair value, net of deferred taxes, is recorded as part of shareholders' equity. This difference is referred to as unrealized gains or losses on investments. The change in unrealized gains or losses, net of taxes, during the year is a component of other comprehensive income.

Investment Income. Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on fixed maturity investments.

Cash and Cash Equivalents.    Cash and cash equivalents include cash in hand and with banks.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting varies based on the type of risk being hedged. The Company has not entered into any derivative contracts qualifying as hedges during the reporting period.

Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. This intangible asset is not currently being amortized as the directors believe that these will have an indefinite life. The directors test for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Office Properties and Equipment

Office equipment is carried at depreciated cost.    These assets are depreciated on a straight-line basis over the estimated useful lives of the assets of four years.

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company's operations are U.S. Dollars for the reinsurance operations segment and British Pounds for the U.K. insurance operations segment. Transactions in currencies other than the functional currency of an operations segment are measured in the functional currency of that operations segment at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in non-functional currencies are remeasured at the exchange rate prevailing at the balance sheet date. Any resulting foreign exchange gains or losses are reflected in the statement of operations.

Assets and liabilities of the Company's British Pound functional currency operations segment are then translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Income and expenses of this operations segment are translated at the average exchange rate for the period. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

Earnings Per Share

Basic earnings per share is determined by dividing income/loss available to shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the effect on earnings and average number of shares outstanding associated with dilutive securities.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Employee Compensation

In 2003 the Company launched an employee stock compensation plan. The Company has adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation" for all awards granted to its employees. The cost of the options, based on their fair value at date of grant, is recognized over the period that the options vest.

Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc

Wellington Underwriting plc ("Wellington") holds 16.2% of the ordinary shares of Aspen Holdings and is represented on the board of directors of Aspen Holdings. In addition, Wellington holds 3,781,120 options to subscribe for ordinary shares of Aspen Holdings, as noted below and in note 12.

The principal operating subsidiary of the Company, Aspen Re, has a number of arrangements with Wellington. These arrangements can be summarized as follows:

Quota Share Arrangements.    For 2002, Wellington's managed Syndicate 2020 ("Syndicate 2020") has placed a qualifying quota share contract with a Berkshire Hathaway group company, National Indemnity Corporation of Omaha ("NICO"), and established a consortium Syndicate 3030 with another Berkshire Hathaway subsidiary. Aspen Re has accessed certain of its business through these arrangements.

On July 9, 2002, Aspen Re wrote two quota share contracts. Under the first, Aspen Re assumed a 34% share of NICO's qualifying quota share reinsurance of Syndicate 2020, subject to an overall premium limit of £63.8 million. Under the second, Aspen Re assumed a 70% reinsurance quota share of Syndicate 3030. Of the gross written premiums of $374.8 million for the period from May 23, 2002 to December 31, 2002, $98.2 million related to the Syndicate 2020 qualifying quota share and $118.0 million to the quota share of Syndicate 3030.

These arrangements were undertaken on a funds withheld basis whereby the premiums due to Aspen Re will be paid net of claims and expenses, along with interest due on the funds withheld, calculated at rates specified in the quota share agreements. For 2003, the Company has entered into a 7.5% quota share agreement directly with Syndicate 2020.The written premiums for 2003 under this contract were $78.4 milllion. The Company had an option, but no contractual obligation, to assume up to a 20% quota share of Syndicate 2020's business for subsequent years, while Syndicate 2020 had an option, but no contractual obligation, to assume up to a 20% quota share of Aspen Re's business for subsequent years. These options were not exercised in 2004. At December 31, 2003 the net amounts receivable from NICO, Syndicate 2020 and Syndicate 3030 under these contracts were $10.1 million, $4.8 million and $4.0 million respectively.

At December 31, 2002 the net amounts receivable from NICO and Syndicate 3030 under these contracts were $7.4 million and $0.4 million respectively.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

Option to Purchase Retrocession Agreement.    The quota share arrangements for 2002 described above were entered into pursuant to an option agreement entered into on May 28, 2002, whereby Wellington and Aspen Holdings agreed to pay NICO $2.5 million and $2.0 million, respectively, to procure (i) the retrocession to a subsidiary of Aspen Holdings of the NICO qualifying quota share of Syndicate 2020 and (ii) the reinsurance of Syndicate 3030. On June 21, 2002, Aspen Holdings repaid Wellington $2.5 million for the amount that Wellington paid to NICO for the option, together with a fee of $275,000 for the risk borne by Wellington during the period from May 28, 2002 to June 21, 2002. Subsequently Aspen Holdings recharged the cost of the option to Aspen Re. The cost of these option agreements has been treated as a policy acquisition cost and is charged to the income statement in proportion to the premiums recognized under the contracts. At December 31, 2003 the cost has been fully charged to income.

Provision of Services.    In 2002 the Company entered into a contract for the provision of services by a subsidiary company of Wellington to the Company.

These services include accounting, actuarial, operations, risk management and technical support. This agreement was perpetual but could be terminated by either party upon the occurrence of certain circumstances, such as the inability to pay debts or upon an Initial Public Offering, and, after an initial period of 3 years, may be terminated by either party upon 18 months' prior notice. The Company can also terminate specific services if it undertakes those services itself and does not contract those services to a third party. During 2003 the company took over responsibility for accounting, actuarial, operations and risk management services. The provision of services under the service agreement has therefore reduced to purely IT technical support for 2004. The provision of these services is covered by a detailed service level agreement and is priced on an actual cost basis. The cost of these services in 2003 was $6.6 million, and the amount due to Wellington at December 31, 2003 was $6.9 million.

Wellington Options.    As disclosed in note 12, the Company granted options to subscribe to its shares to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. These options have been recorded at a value of nil, equal to the transferor's historical cost basis of the assets transferred to the Company.

Shares Issued to Employees.    Shares in Aspen Holdings have been issued to the employees of Aspen Holdings and its subsidiaries in the period. These amounts and the consideration received by the Company are disclosed in note 9.

Montpelier Re Holdings Limited

A subsidiary operation of Aspen Holdings entered into four proportional reinsurance contracts with effect from January 1, 2003 with a subsidiary of Montpelier Re Holdings Limited ("Montpelier Re"). Reinsurance premiums ceded under the contracts in the twelve months ended December 31, 2003 were $66.0 million. The amount payable by the Company in respect of these transactions as at December 31, 2003 was $49.3 million.

Montpelier Re owns approximately 6% of the issued share capital of Aspen Holdings.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

2.    Acquisition of Dakota Specialty Insurance Company

On September 5, 2003, Aspen U.S. Holdings acquired Dakota Specialty Insurance Company for cash consideration of $20.9 million. The name of Dakota Specialty was subsequently changed to Aspen Specialty Insurance Company. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $16.3 million. An amount of $4.6 million is the estimated fair value of that company's insurance licenses that are treated as an intangible asset.

3.    Earnings Per Ordinary Share

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Earnings
Basic
Net income as reported and available to ordinary shareholders	$152.1	$28.6
Diluted
Net income as reported and available to ordinary shareholders	152.1	28.6
Ordinary shares
Basic
Weighted average ordinary shares	57,751,852	32,424,100
Diluted
Weighted average ordinary shares	57,751,852	32,424,100
Weighted average effect of dilutive securities	1,739,908	—
Total	59,491,760	32,424,100
Earnings per ordinary share
Basic	$2.63	$0.89
Diluted	$2.56	$0.89

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

4.    Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at December 31, 2003
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
US government and agencies	$636.9	$1.1	$(0.1)	$637.9
Corporate securities	71.2	0.2	(0.1)	71.3
Foreign government	136.3	—	(2.0)	134.3
Municipals	2.0	—	—	2.0
Asset backed securities	135.9	0.1	(0.6)	135.4
Mortgage backed securities	66.5	0.8	(0.1)	67.2
Total fixed maturities	1,048.8	2.2	(2.9)	1,048.1
Short-term investments	568.1	0.1	—	568.2
Total	$1,616.9	$2.3	$(2.9)	$1,616.3

	As at December 31, 2002
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Corporate securities	$30.6	0.2	(0.1)	$30.7
Foreign government	56.9	1.1	(1.4)	56.6
Total fixed maturities	87.5	1.3	(1.5)	87.3
Short-term investments	834.1	1.7	(0.7)	835.1
Total	$921.6	3.0	(2.2)	$922.4

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

The following table presents the breakdown of investment maturities by year to stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As at December 31, 2003		As at December 31, 2002
	($ in millions)
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Maturity and Ratings (excluding cash)
Due in one year or less	$103.4	$103.1	$30.6	$30.7
Due after one year through five years	738.7	738.1	56.9	56.6
Due after five years through ten years	4.3	4.3
Subtotal	846.4	845.5	87.5	87.3
Mortgage- and Asset-Backed Securities	202.4	202.6	—	—
Short-Term Investments	568.1	568.2	834.1	835.1
Total	$1,616.9	$1,616.3	$921.6	$922.4

5.    Investment Transactions

The following table sets out an analysis of investment purchases sales and maturities:

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Purchases of Fixed Maturity Investments	$1,903.3	$129.1
Proceeds from sales and maturities of fixed maturity investments	(943.5)	(63.5)
Net purchases/(sales) of short-term investments	(263.4)	834.1
Net purchases	$696.4	$899.7

The following is a summary of investment income:

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Fixed Maturities	$16.7	$1.5
Short-term investments	12.9	7.0
Net investment income	$29.6	$8.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

The following table summarizes the pretax realized investment gains and losses, and the change in unrealized gains of investments recorded in shareholders' equity and in comprehensive income.

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Pretax realized investment gains and losses
Short-term investments and fixed maturities
Gross realized gains	$0.6	$0.1
Gross realized losses	(3.0)	(0.2)
Total pretax realized investment gains and losses	(2.4)	(0.1)
Change in unrealized gains
Fixed maturities	(0.5)	(0.2)
Short-term investments	(0.9)	1.0
Total change in pretax unrealized gains	(1.4)	0.8
Change in taxes	(0.2)	(0.2)
Total change in unrealized gains, net of tax	$(1.2)	$0.6

6.    Derivative Financial Instruments

Derivative financial instruments include futures, forward, swap and option contracts and other financial instruments with similar characteristics. The Company has very limited involvement with these instruments, primarily for the purpose of protecting against fluctuations in foreign currency exchange rates. The Company has not had any instruments that qualify as hedges under SFAS 133 during the reporting period. There were no derivatives outstanding at the end of the period.

Non-Hedge Derivatives – During the period ended December 31, 2002, the Company sold forward, under a contract which matured before December 31, 2002, £230 million at a fixed exchange rate. A gain of $12.7 million was realized under the contract.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

7.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

Reserves for Losses and Loss Adjustment Expenses

	As at December 31, 2003	As at December 31, 2002
	($ in millions)
Provision for losses and LAE at start of year/date of incorporation	$93.9	$—
Less reinsurance recoverable	(12.5)	—
Net loss and LAE at start of year	81.4	—
Loss and LAE reserves of subsidiary at date of acquisition	22.4	6.1
Less reinsurance recoverable	(15.9)	(1.6)
Net loss and LAE reserves of subsidiary at date of acquisition	6.5	4.5
Provision for losses and LAE for claims incurred
Current year	438.0	76.2
Prior years	(9.6)	0.7
Total incurred	428.4	76.9
Losses and LAE payments for claims incurred
Current year	(44.9)	(0.7)
Prior years	(9.0)	(3.0)
Total paid	(53.9)	(3.7)
Foreign exchange	19.8	3.7
Net losses and LAE reserves at year end	482.2	81.4
Plus reinsurance recoverables on unpaid losses at end of year	43.6	12.5
Loss and LAE reserves at December 31, 2003	$525.8	$93.9

8.    Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudan law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company's U.S. operating companies are subject to United States corporate tax at a rate of the 34 percent. Under current United Kingdom law, Aspen Re is taxed at the U.K. corporate tax rate of 30 percent.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

Total income tax for the twelve months to December 31, 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002 is allocated as follows:

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
Income from operations	$54.5	$6.5
Other comprehensive income	3.3	0.2
Total income tax	$57.8	$6.7

Income from operations before tax and income tax expense attributable to that income consists of:

	Twelve Months Ended December 31, 2003
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$(2.1)	$—	$(0.7)	$(0.7)
Non U.S.	208.7	42.8	12.4	55.2
Total	$206.6	$42.8	$11.7	$54.5

	Period from Incorporation on May 23, 2002 to December 31, 2002
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$—	$—	$—	$—
Non U.S.	35.1	2.5	4.0	6.5
Total	$35.1	$2.5	$4.0	$6.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Income Tax Reconcilation
Expected tax provision at weighted average rate	$56.5	$10.2
Effect of exchange gains exempt from U.K. taxation	—	(3.6)
Prior year adjustment	(0.3)	—
Other	(1.7)	(0.1)
Total income tax expense	$54.5	$6.5

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31, 2003		As at to December 31, 2002
	($ in millions)
Deferred tax liabilities	$		$
Insurance reserves		16.4		4.0
Intangible assets		0.6		0.6
Deferred tax liabilities		$17.0		$4.6
Deferred tax assets
Operating loss carryforward		0.7		—
Deferred tax assets		$0.7		—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $2.0 million prior to the expiration of the $0.7 million of net operating loss carryforwards. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

9.    Capital Structure

Aspen Holdings was formed on May 23, 2002 with the issue of 120,000 nil paid shares with a par value of $0.1 to members of management of the Company. On June 18, 2002 the denomination of the share capital was changed to British Pounds and the par value of the shares changed to £0.001. On August 20, 2003, the denomination of the share capital was changed from British Pounds to U.S. Dollars and the par value of the shares changed to 0.15144558¢. Following the funding of Aspen Holdings by the accredited investors on June 21, 2002 the nil paid shares were purchased by Aspen Holdings and made available for reissue, extinguishing the liability of the original shareholders for the amounts unpaid on those shares.

	Number	U.S. $000
Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152
Issued Ordinary Shares of 0.15144558¢ per share	69,179,303	105
Share Premium account	—	1,083,153
Issued Ordinary Shares	69,179,303	1,083,258
Share Based Compensation		7,500
		1,090,758

During 2003, the Company issued 12,302,943 ordinary shares. On February 11, 2003, 43,420 ordinary shares were issued to employees of the Company and its subsidiaries for a total consideration of $707,746.

On August 13, 2003, the Company issued 4,340 ordinary shares to employees of the Company and its subsidiaries for a total consideration of $67,461.

On December 9 and 17, 2003, the Company issued 126,706 and 25,877 ordinary shares respectively to Harrington Trust Limited in connection with the exercise of share options. The total consideration for these shares was $1,622,591.

On December 12, 2003, the Company completed an initial public offering of 12,102,600 ordinary shares for an aggregate consideration of $244.0 million, net of $28.3 million issuing expenses. The net proceeds of the offering were used to provide initial or additional capital to our subsidiaries and to repay a portion of our revolving credit facility.

10.    Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends from its insurance subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our shareholders. The Company's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the United Kingdom and the United States, and are subject to significant regulatory restrictions limiting their ability to declare and pay dividends.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

Aspen Bermuda's ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based principally on the amount of Aspen Bermuda's premiums written and net reserves for losses and loss expenses.

Under the jurisdiction of the Financial Services Authority ("FSA"), Aspen Re must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The U.K. regulatory requirements impose no explicit restrictions on Aspen Re's ability to pay a dividend, but Aspen Re would have to notify the FSA 28 days prior to any proposed dividend payment.

Aspen Specialty is subject to regulation by the State of North Dakota Insurance Department regarding payment of dividends and capital distributions.

Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2003 is as follows:

	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$1.4	$100.0	$192.3
Actual statutory capital and surplus	$101.4	$357.5	$754.0

As of December 31, 2003, there are no statutory restrictions on the payment of dividends from retained earnings by the Company as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of the Company in all jurisdictions.

11.    Retirement Plans

The Company operates a defined contribution retirement plan for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $1.4 million in the 12 months ended December 31, 2003 and $0.3 million in the period from May 23, 2002 to December 31, 2002.

12.    Share Options

The Company has issued options under two schemes: investor options and employee options. The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, and confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options were exercisable on the initial public offering of the ordinary shares in the United States or the first listing of the ordinary shares on a stock exchange (a "Listing") or a sale of all or substantially all of the business, assets or undertakings of Aspen Holdings and its subsidiaries or a sale of 50% or more of the ordinary shares of Aspen Holdings (a "Sale") or, if no Listing or Sale had occurred prior to June 21, 2007, at any time within the five business days following June 21, 2007. If not exercised, the options will expire after a period of ten years.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

In connection with our initial public offering, the Names' Trustee exercised 440,144 Names' Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. The Names' Trustee currently holds 2,566,616 Names' Options.

The following table summarizes information about investor options outstanding at December 31, 2003 and December 31, 2002 to purchase ordinary shares:

	For the Twelve Months Ended December 31, 2003		For the Period From May 23, 2002 to December 31, 2002
	Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price(1)	Expirations
Wellington Underwriting plc	3,781,120	3,781,120	3,781,120	—	£10	June 21, 2012
Names' Trustee (Harrington Trust Limited)	2,566,616	2,566,616	3,006,760	—	£10	June 21, 2012
	6,347,736	6,347,736	6,787,880	—

(1)	To be increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

On August 20, 2003 the Company granted 3,884,030 options to employees under the Aspen Insurance Holdings Limited 2003 Share Incentive Plan. The initial grant options have a term of ten years and an exercise price of $16.20 per share. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting. In addition to the initial grant of 3,884,030 options, 1,840,540 options are reserved for additional grants following the completion of the Company's initial public offering.

The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2003:

	Options			Weighted Average Fair Value at Grant Date
Option Holder	Outstanding	Exercisable	Exercise Price
Employees	3,884,030	1,417,670	$16.20	$5.31

The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for share-based compensation plans.

Compensation cost charged against income was $7.5 million for the twelve months ended December 31, 2003. The per share weighted average fair value at grant date of the share options granted under the 2003 Share Incentive Plan is $5.31. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 4.70%; dividend yield of 0.6%; expected life of 7 years; share price volatility of zero (as the minimum value method was utilized because the Company was unlisted on the date that the options were issued); and foreign currency volatility of 9.40% (as the exercise price was in British Pounds and the share price of the Company is in U.S. Dollars).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

13.    Intangible Assets

Intangible Assets	As at December 31, 2003	As at December 31, 2002
	($ in millions)
Insurance Licenses
Beginning of period	$2.0	$—
Cost in period	4.6	2.0
End of period	6.6	2.0
Impairments
Beginning of period	—	—
Charge in period	—	—
End of period	—	—
Net book value
Beginning of period	2.0	—
Movement in period	4.6	2.0
End of period	$6.6	$2.0

14.    Commitments and Contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of December 31, 2003 and as of December 31, 2002, letters of credit with an aggregate amount of $24.6 million and £47.4 million were outstanding respectively. As of December 31, 2003 the Company had funds on deposit of $30.0 million as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which was $25.6 million at December 31, 2003. Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at December 31, 2003 was $5.4 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount and balance at December 31, 2003 was Can$25.0 million. Aspen Specialty has a total of $4.7 million on deposit with seven U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under operating leases as of December 31, 2003 were:

	Due in
	Less than 1 year	1-2 years	3-4 years	4 years	5 years
Operating Lease Obligation	6.0	1.0	0.7	0.6	0.6

15.    Reinsurance Ceded

The primary purpose of the ceded reinsurance program is to protect the Company from potential losses in excess of what the Company is prepared to accept. It is expected that the companies to

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

which reinsurance has been ceded will honor their obligations. In the event that these companies are unable to honor their obligations to the Company, the Company will pay these amounts. Appropriate provision is made for possible non-payment of amounts due to the Company.

Balances pertaining to reinsurance transactions are reported "gross" on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The largest concentration of reinsurance recoverables and ceded unearned premiums as at December 31, 2003, excluding related party quota share arrangements, was with Munchener Ruckversicherungs-Gesellschaft, Germany, which is rated A+ (Superior) by A.M. Best, the second highest of fifteen rating levels, and A+ by Standard & Poor's, the fifth highest of twenty-one rating levels for its financial strength. Balances with Munchener Ruckversicherungs-Gesellschaft represented 3.6% of reinsurance recoverables and 8.0% of ceded unearned premiums. As at December 31, 2002 the largest concentration of reinsurance recoverables excluding related party quota share arrangements, was with XL Re Limited (Bermuda), which is rated A+ by A.M. Best and AA by Standard & Poor's for its financial strength. The largest concentration of ceded unearned premiums as at December 31, 2002, excluding related party quota share arrangements, was with Everest Re (Bermuda) Limited, which is rated A+ (Superior) by A.M. Best, the second highest of fifteen rating levels, and AA– (Very Strong) by Standard & Poor's, the third highest of twenty-one rating levels for its financial strength. Balances with XL Re represented 29.3% of reinsurance recoverables and balances with Everest Re represented 23.6% of ceded unearned premiums.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Premiums written:
Direct	$304.9	$86.6
Assumed	1,001.9	288.2
Ceded	(214.0)	(62.2)
Net premiums written	1,092.8	312.6
Premiums earned:
Direct	$240.6	$28.0
Assumed	747.2	135.8
Ceded	(175.5)	(43.5)
Net premiums earned	812.3	120.3
Insurance Losses and Loss Adjustment Expenses:
Direct	$126.1	$17.2
Assumed	317.7	69.8
Ceded	(15.4)	(10.1)
Net insurance losses and loss adjustment expenses	$428.4	$76.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

16.    Segment Information

The Company has two reportable segments, reinsurance operations and insurance operations. The directors have determined these segments by reference to the organization structure of the business and the different services provided by the segments.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies. Results are analyzed separately for each of our property-liability segments. Property-liability underwriting assets are reviewed in total by the directors for the purpose of decision-making.

Geographical Areas — The following summary presents financial data of the Company's operations based on their location.

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Net Earned Premium
U.K.	$316.5	$32.2
U.S.	299.1	77.0
Non-U.S. or Non-U.K.	196.7	11.1
Net premiums earned	$812.3	$120.3

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

Segment — Information - The summary below presents revenues and pre-tax income from operations for the reportable segments.

	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Revenues:
Underwriting
Total primary insurance operations	$215.7	$23.4
Total reinsurance operations	596.6	96.9
Total underwriting	812.3	120.3
Investment operations
Net investment income	29.6	8.5
Realised investment gains/(losses)	(2.4)	(0.1)
Total investment operations	27.2	8.4
Exchange gains and other	1.5	13.1
Total Revenues	841.0	141.8
Expenses:
Underwriting — Claims and expenses
Total primary insurance operations	$(165.4)	$(21.4)
Total reinsurance operations	(468.3)	(85.2)
Total underwriting — claims and expenses	(633.7)	(106.6)
Investment Operations
Investment and investment management expenses	(0.3)	(0.1)
Interest expense	(0.4)	—
Total Expenses	$(634.4)	$(106.7)
Income from operations before income taxes:
Underwriting
Total primary insurance operations	$50.3	$2.0
Total reinsurance operations	128.0	11.6
Total underwriting	178.3	13.6
Interest expense	(0.4)	—
Investment operations
Net investment income	29.6	8.5
Realized investment gains/(losses)	(2.4)	(0.1)
Total investment operations	27.2	8.4
Other income	1.5	13.1
Total Income before income taxes	$206.6	$35.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

17.    Other Comprehensive Income

Other comprehensive income is defined as any change in the Company's equity from transactions and other events originating from non-owner sources. These changes are comprised of our reported net income, changes in unrealized gains and losses on investments and changes in currency adjustments, net of taxes. The following table sets out the components of the Company's other comprehensive income, other than net income.

	Twelve months ended December 31, 2003
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income
Unrealized gains on investments	$2.3	$(0.8)	$1.5
Unrealized losses on investments	(2.9)	0.8	(2.1)
Change in currency translation	31.3	(3.5)	27.8
Total other comprehensive income	$30.7	$(3.5)	$27.2

	Period from Incorporation on May 23, 2002 to December 31, 2002
	Pre-tax	Income tax effect	After tax
		($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$3.0	$(1.0)	$2.0
Unrealized losses on investments	(2.2)	0.8	(1.4)
Net change in currency translation	12.0	—	12.0
Total other comprehensive income	$12.8	$(0.2)	$12.6

18.    Supplemental disclosure of cash flow information

Non-Cash Investing And Financing Activities:

On September 5, 2003 the Company purchased all of the capital stock of Dakota Specialty Insurance Company for $20.9 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including cash of $14.3 million	$43.1
Cash paid for the capital stock	(20.9)
Liabilities assumed	$22.2

On June 21, 2002 the Company purchased all of the capital stock of City Fire Insurance Company Ltd for $24.2 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including cash of $6.5 million	$33.0
Cash paid for the capital stock	(24.2)
Liabilities assumed	$8.8

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

19.    Loan Facility

The Company has entered into a credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $150 million for periods of up to three years and a further $50 million for periods of up to one year. Credit Suisse First Boston, an affiliate of Credit Suisse First Boston Private Equity, which is a shareholder of the Company, is a member of the syndicate on terms and conditions similar to other syndicate members.

On October 15, 2003, we drew down $90 million on the three-year credit facility. Of these borrowings, $83.9 million was used to provide part of the initial capital to Aspen U.S. and the balance was used to provide working capital to Aspen Holdings. The initial interest rate is three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. On December 15, 2003, $50 million of the outstanding loan was repaid following receipt of funds from the initial public offering. The $40 million balance is due and payable by August 29, 2006. The collateral for the loan is "the capital stock of material subsidiaries now owned or hereafter acquired". The terms of the loan restrict the payment of cash dividends during any fiscal year to 50% of consolidated net income.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

20.    Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for twelve months ended December 31, 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002.

	Twelve Months Ended December 31, 2003
	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003	Full Year
Gross written premium	$577.7	$252.3	$331.7	$145.1	$1,306.8
Gross earned premium	161.4	245.0	260.5	320.9	987.8
Net earned premium	121.6	210.7	206.7	273.3	812.3
Losses and loss adjustment expenses	(70.7)	(95.2)	(110.5)	(152.0)	(428.4)
Policy acquisition, operating and admin expenses	(33.7)	(51.9)	(55.2)	(64.8)	(205.6)
Underwriting income	$17.2	$63.6	$41.0	$56.5	$178.3
Net investment income	$4.9	$5.8	$6.0	$12.9	$29.6
Interest expense	—	—	—	(0.4)	(0.4)
Other income/(expense)	0.2	(0.2)	0.1	(0.1)	—
Total other operating revenue	$5.1	$5.6	$6.1	$12.4	$29.2
Operating income before tax	$22.3	$69.2	$47.1	$68.9	$207.5

Net exchange gains/(losses)	—	—	—	1.5	1.5
Net realized investment gains/(losses)	—	—	(1.8)	(0.6)	(2.4)
Income before tax	22.3	69.2	45.3	69.8	206.6

Income tax/credits	(7.1)	(19.3)	(12.8)	(15.3)	(54.5)
Net income after tax	$15.2	$49.9	$32.5	$54.5	$152.1
Ordinary Shares
Basic
Weighted average ordinary shares	56,919,780	56,919,780	56,992,022	60,410,838	57,751,852
Diluted
Weighted average ordinary shares	56,919,780	56,919,780	56,922,022	60,410,838	57,751,852
Weighted average effect of dilutive securities	—	—	358,680	1,640,010	1,739,908
Total	56,919,780	56,919,780	57,280,701	62,050,848	59,491,760
Earnings per ordinary shares
Basic	0.27	0.88	0.57	0.90	2.63
Diluted	0.27	0.88	0.57	0.88	2.56

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

	Period Ended December 31, 2002
	Quarter Ended September 30, 2002	Quarter Ended December 31, 2002	Full Year
Gross written premium	$297.8	$77.0	$374.8
Gross earned premium	75.7	88.1	163.8
Net earned premium	51.7	68.6	120.3
Losses and loss adjustment expenses	(35.5)	(41.4)	(76.9)
Policy acquisition, operating and admin expenses	(9.9)	(19.9)	(29.8)
Underwriting income	$6.3	$7.3	$13.6
Net investment income	$3.2	$5.3	$8.5
Other income/(expense)	—	0.4	0.4
Total other operating revenue	$3.2	$5.7	$8.9
Operating income before tax	$9.5	$13.0	$22.5

Net exchange gains/(losses)	12.9	(0.2)	12.7
Net realized investment gains/(losses)	(0.2)	0.1	(0.1)
Income before tax	$22.2	$12.9	$35.1

Income tax/credits	(6.7)	0.2	(6.5)
Net income after tax	$15.5	$13.1	$28.6
Ordinary Shares
Basic
Weighted average ordinary shares	24,859,590	38,886,645	32,424,100
Diluted
Weighted average ordinary shares	24,859,590	38,886,645	32,424,100
Weighted average effect of dilutive securities	—	—	—
Total	24,859,590	38,886,645	32,424,100
Earnings per ordinary shares
Basic	0.62	0.34	0.89
Diluted	0.62	0.34	0.89

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of March 26, 2004, we reported on the consolidated balance sheet of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2003, and the related consolidated statement of operations, shareholders' equity, comprehensive income, and cash flows for the period January 1, 2003 to December 31, 2003, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-7 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

London, United Kingdom

March 26, 2004

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET
As at December 31, 2003 and 2002

	As at December 31, 2003	As at December 31, 2002
	($ in millions, except per share amounts)
ASSETS
Fixed Income Securities	$32.1	—
Short-term investments	12.6	$20.8
Cash and cash equivalents	20.6	0.2
Investments in subsidiaries	1,166.2	860.0
Other assets	3.5	—
Advance To Aspen US Holdings	108.8	—
Total Assets	1,343.8	881.0
LIABILITIES
Accrued expenses and other payables	5.0	2.1
Intercompany expenses payable	0.1	0.8
Long-Term Loan	40.0	—
Total Liabilities	45.1	2.9
SHAREHOLDERS' EQUITY
Ordinary shares; 69,179,303 ordinary shares (2002 – 56,876,360) of 0.15144558¢ each	1,090.8	836.9
Retained earnings	180.7	28.6

Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	(0.6)	0.6
Gains on foreign currency	27.8	12.0
Total accumulated other comprehensive income	27.2	12.6

Total Shareholders' Equity	1,298.7	878.1

Total Liabilities and Shareholders' Equity	$1,343.8	$881.0

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont'd)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2003 And For the
Period From Incorporation On May 23, 2002 to December 31, 2002

	Twelve months ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries	$141.6	$26.9
Net investment income	0.2	0.2
Dividend income	20.0	—
Realized gains/(loss)	(0.5)	2.2
Total Revenues	161.3	29.3
Expenses:
Operating and administrative expenses	(8.6)	(0.7)
Interest expense	(0.6)	—
Income from operations before income tax	152.1	28.6
Income taxes	—	—
Net income	152.1	28.6
Other comprehensive income, net of taxes
Change in unrealized gains on investments	(1.2)	0.6
Change in unrealized gains on foreign currency translation	15.8	12.0
Other comprehensive income	14.6	12.6
Comprehensive income	$166.7	$41.2

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont'd)

STATEMENT OF CASH FLOWS
For the Twelve Months Ended December 31, 2003 And
For The Period From Incorporation On May 23, 2002 to December 31, 2002

	Twelve Months Ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Operating Activities:
Net income (Parent Only)	$10.5	$1.7
Adjustments:
Share based compensation expenses	7.5	—
Change in other assets	(3.5)	—
Change in accrued expenses and other payables	2.9	2.1
Change in intercompany activities	(0.7)	0.8
Net Cash from operating activities	16.7	4.6
Investing Activities:
Investment in subsidiary	(150.0)	(820.5)
Advance to Aspen US Holdings	(108.8)	—
Purchase of investments	(32.1)	(20.8)
Net (Purchase)/Sales of short-term investments	8.2	—
Net Cash used for investing activities	(282.7)	(841.3)
Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	246.4	836.9
Proceeds from long term loan	40.0	—
Net cash from financing activities	286.4	836.9
Increase in cash and cash equivalents	20.4	0.2
Cash and cash equivalents – beginning of period	0.2	—
Cash and cash equivalents – end of period	$20.6	$0.2

ASPEN INSURANCE HOLDIGNS LIMITED

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2003 And For The Period From
Incorporation On May 23, 2002 to December 31, 2002

Premiums written:

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2003	$304.9	$1,001.9	$(214.0)	$1,092.8
2002	$86.6	$288.2	$(62.2)	$312.6

Supplementary information:

	Deferred policy acquisition costs	Net reserves for losses and loss adjustment expenses	Net reserves for unearned premiums	Net premiums written	Net investment income	Losses and loss expenses incurred related to current year	Losses and loss expenses incurred related to prior year	Operating and administrative expenses
	($ in millions)
2003	$94.6	$482.2	$523.5	$1,092.8	$29.6	$(438.0)	$(9.6)	$(53.9)
2002	$31.0	$81.4	$196.8	$312.6	$8.5	$(76.2)	$0.7	$(3.7)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV – REINSURANCE
For the Twelve Months Ended December 31, 2003 And For The
Period From Incorporation On May 23, 2002 to December 31, 2002

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions, except for percentages)
Insurance premium earned
2003	$240.6	$(175.5)	$747.2	$812.3	92.0%
2002	$28.0	$(43.5)	$135.8	$120.3	112.9%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2003 And For The
Period From Incorporation On May 23, 2002 to December 31, 2002

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
			($ in millions)
2003
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2002
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	—	—	$0.2	—	$0.2

INDEX TO SYNDICATES 2020 AND 3030 FINANCIAL STATEMENTS

We included in our initial public offering prospectus the audited combined financial statements of Syndicate 2020 and Lloyd's Syndicate 3030 ("Syndicate 3030"; together with Syndicate 2020, the "Syndicates") for the years ended December 31, 2000, 2001 and 2002 (the "Syndicates Financial Statements") because a significant part of our management team at our inception came from Wellington and the Syndicates, while at the Syndicates this team developed the business which would become our Initial Lines of Business, and we participated in 2002 and, to a lesser extent, in 2003 in other business lines written by the Syndicates by way of a quota share arrangement. "Quota share" is a form of reinsurance in which premiums and losses are shared proportionately between the ceding company and the reinsurer. Under quota share arrangements, the same percentage of premiums and loss sharing applies to all reinsured policies in a given class of business. During that period the Syndicates wrote a diverse range of business (the "Syndicates Business"), including the Initial Lines of Business written by the Company as well as other lines of business which are not currently written directly by the Company. However, the Company has an interest in these other lines as a result of Aspen Re's participation in the quota share arrangements which comprised approximately 58% of our gross premiums written from our formation through December 31, 2002, but only accounted for approximately 6% of our gross premiums written for the twelve months ended December 31, 2003.

We consider the Syndicates Financial Statements as reflective of the performance of the Syndicates at a time when market conditions were very different from those currently prevailing due to a variety of reasons, including the impact of the unprecedented losses arising from the destruction of the World Trade Center. Moreover, the business mix of the Company is significantly different from the business mix of the Syndicates Business. The results of the Syndicates Business are not therefore necessarily indicative of the future results or performance of the Company.

The Company did not acquire or assume any assets, premiums or reserves of the Syndicates Business for any years prior to 2002.

The Syndicates Financial Statements have been included in this report following their inclusion in the registration statement relating to the Company's initial public offering in December 2003. The Company does not control the Syndicates and is not in a position to obtain audited U.S. GAAP Financial Statements for the Syndicates for the periods after December 31, 2002. Accordingly, neither the Syndicates Financial Statements, nor the Management's Discussion and Analysis of Financial Condition and Underwriting Results relating thereto, will be included in future annual reports on Form 10-K.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Wellington Underwriting Agencies Limited:

We have audited the accompanying combined balance sheets of Syndicates 2020 and 3030 as of December 31, 2002 and 2001 and the related combined statements of operations and comprehensive income/(loss), members' deficit, and cash flows for each of the years in the three year period ended December 31, 2002. These combined financial statements are the responsibility of Wellington Underwriting Agencies Limited. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined balance sheets of Syndicates 2020 and 3030 as of December 31, 2001 and December 31, 2002 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG Audit Plc

London, United Kingdom
September 15, 2003

SYNDICATES 2020 AND 3030

COMBINED STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2002	2001	2000
	($ in millions)
Revenues
Net premiums earned	$863	$562	$466
Net investment income	31	35	35
Realized investment gains	4	17	1
Foreign exchange gains/(losses)	(14)	(10)	9
Total Revenues	884	604	511
Expenses
Insurance losses and loss adjustment expenses	(523)	(605)	(275)
Policy acquisition expenses	(254)	(189)	(146)
Operating and administration expenses	(36)	(27)	(26)
Total Expenses	(813)	(821)	(447)
Net income/(loss)	$71	$(217)	$64

COMBINED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Twelve months ended December 31,
	2002	2001	2000
	($ in millions)
Net income/(loss)	$71	$(217)	$64
Other comprehensive income/(loss): Change in unrealized gains/(losses) on investments	9	3	8
Comprehensive income/(loss)	$80	$(214)	$72

See accompanying notes to the Syndicates financial statements

SYNDICATES 2020 AND 3030

COMBINED BALANCE SHEETS

	Year Ended December 31,
	2002	2001
	($ in millions)
Assets
Investments, at fair value
Fixed Maturities (amortized cost: 2002-$735 million, 2001-$710 million)	$747	$714
Short-term investments (amortized cost: 2002-$346 million, 2001-$103 million)	348	104
Total Investments	1,095	818
Cash and cash equivalents, at fair value	104	16
Overseas regulatory deposits — restricted cash	114	91
Reinsurance recoverables on unpaid losses (Including bad debt provision of 2002-$50 million; 2001-$32 million)	1,224	1,501
Reinsurance recoverables on paid losses	404	251
Ceded unearned premiums	282	154
Receivables
Underwriting premiums	676	285
Other	72	182
Deferred policy acquisition costs	144	118
Total Assets	$4,115	$3,416
Liabilities
Insurance Reserves
Losses and loss adjustment expenses	$2,555	$2,509
Unearned premiums	821	576
Total insurance reserves	3,376	3,085
Payables:
Reinsurance premiums	689	376
Accrued expenses and other payables	145	123
Commitments and contingencies (Note 7)	—	—
Total Liabilities	$4,210	$3,584
Members' Deficit
Retained earnings (accumulated deficit)	$(64)	$(135)
Net amounts paid to Syndicate members	(46)	(39)
Accumulated other comprehensive income
Unrealized gains on investments	15	6
Total Members' Deficit	$(95)	$(168)
Total Liabilities And Members' Deficit	$4,115	$3,416

See accompanying notes to the Syndicates financial statements

SYNDICATES 2020 AND 3030

COMBINED STATEMENTS OF MEMBERS' DEFICIT

	Year ended December 31,
	2002	2001	2000
	($ in millions)
Members' Deficit
Retained earnings (accumulated deficit):
Start of year	$(135)	$82	$18
Net income/(loss) for the year	71	(217)	64
End of year	(64)	(135)	82
Net amounts paid to Syndicate members:
Start of year	(39)	(88)	(31)
Amounts received from Syndicate members	—	74	—
Amounts paid to Syndicate members	(7)	(25)	(57)
End of year	(46)	(39)	(88)
Unrealized gains/(losses) on investments:
Start of year	6	3	(5)
Change for the year	9	3	8
End of year	15	6	3
Total Members' Deficit	$(95)	$(168)	$(3)

See accompanying notes to the Syndicates financial statements

SYNDICATES 2020 AND 3030

COMBINED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2002	2001	2000
	($ in millions)
Operating Activities
Net income/(loss)	$71	$(217)	$64
Adjustments
Change in property-liability insurance reserves:
Losses and loss adjustment expenses	(2)	993	252
Unearned premiums	230	204	25
Change in reinsurance balances:
Reinsurance recoverables on paid losses	300	(712)	(211)
Ceded unearned premiums	(122)	(56)	(7)
Change in deferred policy acquisition costs	(23)	(51)	(3)
Change in reinsurance premiums payable	301	205	63
Change in reinsurance recoverables on paid losses	(153)	(130)	(110)
Change in accounts receivable	(259)	(91)	59
Change in accrued expenses and other payables	19	106	(114)
Other	4	(15)	2
Net cash provided by operating activities	366	236	20
Investing Activities
Overseas regulatory deposits placed	(23)	(9)	(46)
Purchase of investments	(2,996)	(2,008)	(752)
Proceeds from the sales and maturities of investments	2,730	1,704	812
Net Cash (Used In) Provided By Investing Activities	(289)	(313)	14
Financing Activities
Amounts distributed to Syndicate members	(7)	(25)	(57)
Amounts received from Syndicate members	—	74	—
Net Cash (Used In) Provided By Financing Activities	(7)	49	(57)
Effects Of Exchange Rate Movements On Cash And Cash Equivalents	18	7	(34)
Increase (Decrease) In Cash And Cash Equivalents	88	(21)	(57)
Cash at beginning of the year	16	37	94
Cash at end of the year	$104	$16	$37

See accompanying notes to the Syndicates financial statements

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS

1.    Basis Of Presentation And Summary Of Significant Accounting Policies

Basis of Presentation

Status of Syndicate 2020 and Syndicate 3030 as Predecessor to the Company.

Aspen Insurance Holdings Limited ("Aspen Holdings") was formed in May 2002. The management of Aspen Holdings largely comprises the management team for the lines of business which were underwritten by Aspen Holdings' insurance subsidiaries after being developed by Syndicate 2020 and Syndicate 3030.

As a result, the predecessor to Aspen Holdings comprises the combined businesses of Syndicate 2020, and for the period that it conducted business, Syndicate 3030 (the "Syndicates"). The method by which Aspen Holdings assumed this business is described in detail in Note 10.

Constitution of the Syndicates

The Syndicates operate within Lloyd's which has a unique operating structure allowing individuals and corporations ("Members") to participate in the underwriting of insurance risks. Members of Lloyd's join together on an annual basis to form syndicates. These Members may be either individuals or corporate members.

As Lloyd's syndicates, the Syndicates operate as annual joint ventures between their Members that are fully accounted for and settled at the end of a 36-month period. The declared results are distributed to (or collected from) the Members who are responsible at an individual level for any of the tax liabilities thereon. The Members of these Syndicates pledge capital to support the syndicates for each underwriting year of account and a proportion of the capital pledged is deposited at Lloyd's. The Syndicates are allowed to underwrite up to a premium capacity based on the level of capital committed for each underwriting year of account.

Each Lloyd's syndicate is managed by a managing agent. Wellington Underwriting Agencies Limited ("WUAL") is the managing agent of the Syndicates. WUAL appoints and employs the staff of the Syndicates, including the Chief Underwriting Officer and, also provides the business infrastructure and support services. WUAL recharges the Syndicates for the cost of services provided and also charges fees and profit commission based on the Syndicates' capacity and profits respectively.

WUAL maintains the Syndicates' accounting records and prepares their annual reports in accordance with the Lloyd's Syndicate Accounting Bye-Law, which uses the Lloyd's three year funded basis of accounting. These annual reports include the results of underwriting, Syndicate operating expenses and investment income earned on insurance funds, but do not include details of the capital deposited by Members, the investment income earned thereon and the members' liability for tax on the results of the syndicate. This is because the capital supporting these Syndicates, investment income earned thereon and tax on Syndicates' results are the responsibility of the members of the Syndicates and not of the Syndicates themselves.

The financial statements of the Syndicates have been prepared for the purpose of the prospectus relating to our initial public offering in accordance with United States generally Accepted Accounting Principles ("U.S. GAAP"). The financial statements for the twelve months ended December 31, 2002 include the transactions of Syndicate 3030 which commenced business on June 1, 2002 and underwrote on a co-insurance basis with Syndicate 2020 for that year only. Transactions between Syndicate 2020 and Syndicate 3030 have been eliminated.

Use of Estimates

Estimates and assumptions are made by the directors of WUAL that have an effect on the amounts reported within these combined financial statements. The most significant estimates relate to

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

the reserves for property and liability losses. These estimates are continually reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the estimates were made.

Accounting For Underwriting Operations

Premiums Earned

Assumed premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statement of operations, net of the cost of purchased reinsurance. Premiums not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported to the Syndicates are estimated and accrued. Due to the time lag inherent in reporting of premiums by cedents, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts will be recorded in the period in which the actual amounts are determined.

Premiums on proportional treaty contracts are generally not reported to the Syndicates until after the reinsurance coverage is in force and the Syndicates are at risk. As a result an estimate of these "pipeline" premiums is recorded. The directors of WUAL estimate pipeline premiums based on estimates reported from ceding companies. The directors of WUAL estimate commissions, losses and loss adjustment expenses on these premiums.

Reinstatement premiums and additional premiums are accrued as provided for in the provisions of assumed reinsurance contracts, based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Outward reinsurance premiums are accounted for in the same accounting period as the premiums for the related direct insurance or inwards reinsurance business. Reinsurance contracts that operate on a "losses occurring during" basis are accounted for in full over the period of coverage whilst "risks attaching during" policies are expensed using the same ratio as the underlying premiums on a daily pro rata basis.

Insurance Losses and Loss Adjustment Expenses

Losses represent the amount paid or expected to be paid to claimants in respect of events that have occurred on or before the balance sheet date. The costs of investigating, resolving and processing these claims are known as loss adjustment expenses ("LAE"). The statement of operations records these losses net of reinsurance, meaning that gross losses and loss adjustment expenses incurred are reduced by the amounts recovered or expected to be recovered under reinsurance contracts.

Reinsurance

Written premiums earned and incurred claims and LAE all reflect the net effect of assumed and ceded reinsurance transactions in the income statement. Assumed reinsurance refers to the Syndicates' acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance means other insurance companies have agreed to share certain risks with the Syndicates. Reinsurance accounting is followed when risk transfer requirements have been met.

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

WUAL regularly evaluates the financial condition of its reinsurers and monitors the concentration of credit risk to minimize the Syndicates' exposure to financial loss from reinsurers' insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.

Insurance Reserves

Insurance reserves are established for the total unpaid cost of claims and LAE, which cover events that have occurred by the balance sheet date. These reserves reflect estimates by the directors of WUAL of the total cost of claims incurred but not yet reported to it ("IBNR"). Claim reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR claims, reserves are estimated using established actuarial methods. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages, and inflation.

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. Reserves are established by the selection of a "best estimate" from within a range of estimates. The directors of WUAL continually review the Syndicates' reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claim experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in the financial results of the period in which the adjustments are made.

While the directors of WUAL believe that the reported reserves make a reasonable provision for unpaid claim and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from estimates made.

Policy Acquisition Expenses

The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and consist of commissions, premium taxes and other direct underwriting expenses. Although these expenses are incurred when a policy is issued they are deferred and amortized over the same period as the corresponding premiums are recorded as revenues.

On a regular basis a recoverability analysis is performed of the deferred policy acquisition costs in relation to the expected recognition of revenues, including anticipated investment income, and reflects adjustments, if any, as period costs. Should the analysis indicate that the acquisition costs are unrecoverable, further analyses are performed to determine if a reserve is required to provide for losses which may exceed the related unearned premium.

Accounting For Investments

Fixed Maturities

The fixed maturity portfolio is composed primarily of high quality, U.S. and U.K. government securities. The entire fixed maturity investment portfolio is classified as available for sale. Accordingly,

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

that portfolio is carried on the balance sheet at estimated fair value. Fair values are based on quoted market prices from a third party pricing service.

Short-term investments

Short-term investments include highly liquid debt instruments and commercial paper. The investments are classified as available for sale and are therefore carried on the balance sheet at estimated fair value.

Overseas Regulatory Deposits

Overseas Regulatory Deposits are restricted in use as they are required to enable the Syndicates to write business in the relevant territories.

Realized Investment Gains and Losses

When an investment is sold the resulting gain or loss is recorded in the combined statement of operations.

If the Directors of WUAL determine that any investment has experienced a decline in value that is believed to be other than temporary, the directors of WUAL will consider the current facts and circumstances, including the financial position and future prospects of the entity that issued the investment security, and make a decision to either record a write-down in the carrying value of the security to its fair value, thereby establishing a new cost basis for the security, or sell the security; in either case a realized loss is recorded in the statement of operations.

Unrealized Gains or Losses on Investments

For investments carried at estimated fair value, the difference between amortized cost and fair value is recorded as part of members' interests. This difference is referred to as unrealized gains or losses on investments. The change in unrealized gains or losses, during the year is a component of other comprehensive income.

Cash and cash equivalents

Cash and cash equivalents are short-term highly liquid investments that are readily convertible to known amounts of cash, and that are so near maturity that they present insignificant risk of changes in value because of changes in interest rates.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", all derivatives are recorded on the balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting varies based on the type of risk being hedged.

Foreign Currency Translation

The functional and reporting currency of the Syndicates' operations is U.S. Dollars. Transactions in currencies other than the functional currency are measured at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in non-functional currencies are re-measured at the exchange rate prevailing at the balance sheet date. Any resulting foreign exchange gains or losses are reflected in the combined statement of operations.

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

2.    Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As of December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Fixed maturities
Foreign Governments	$235	$3	—	$238
Corporate Securities	500	9	—	509
Total Fixed maturities	735	12	—	747
Short-Term Investments	346	2	—	348
Total	$1,081	$14	—	$1,095
	As of December 31, 2001
	($ in millions)
Fixed maturities
Foreign Governments	$353	$1	$(1)	$353
Corporate Securities	357	4	—	361
Total Fixed maturities	710	5	(1)	714
Short-Term Investments	103	1	—	104
Total	$813	$6	$(1)	$818

The following table presents the breakdown of investments as at December 31, 2002 to stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As of December 31, 2002
	Amortized Cost	Estimated Fair Value
	($ in millions)
Fixed maturities:
One year or less	$314	$317
Over one year through five years	365	377
Over five years	56	53
	735	747
Short-term investments:
One year or less	346	348
Over one year through five years	—	—
Over five years	—	—
Total	$1,081	$1,095

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

3.    Investment Transactions

The following is a summary of investment income:

	Year Ended
	2002	2001	2000
	($ in millions)
Fixed maturities:	$24	$32	$21
Short-term Investments	10	5	16
Investment Expenses	(3)	(2)	(2)
Net investment income	$31	$35	$35

The following table summarizes the realized investment gains and losses, and the change in unrealized gains on investments recorded in shareholders' equity and in comprehensive income:

	Year Ended
	2002	2001	2000
	($ in millions)
Short-term investments
Realized investment gains	$1	$10	—
Fixed maturities:
Gross realized gains	5	9	3
Gross realized losses	(2)	(2)	(2)
Realized investment gains/(losses)	3	7	1
Total realized investment gains/(losses)	4	17	1
Change in unrealized gains
Fixed maturities	8	(1)	13
Short-term investments	1	4	(5)
Total change in unrealized gains	$9	$3	$8

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

4.    September 11, 2001 Terrorist Attack

The estimates of the ultimate gross and net losses at December 31, 2002 and 2001 arising from the terrorist attacks in the United States of America on September 11, 2001 are set out below:

	As of December 31, 2002	Movement for the year ended December 31, 2002	As of December 31, 2001
	($ in millions)
Total estimated gross loss	$886	$(32)	$918
Estimated reinstatement premiums receivable	(32)	1	(33)
Estimated reinsurance recoverable*	(719)	27	(746)
Estimated reinstatement premiums payable	98	(2)	100
Total estimated net loss	$233	$(6)	$239

*	net of provision for bad debts of $11.3 million

A loss of $239 million was recorded in the Income Statement for the twelve months ended December 31, 2001. A profit of $6 million has been recognized in the Income Statement for the twelve months ended December 31, 2002.

Movements of the individual components and the resulting balances at December 31, 2002 comprise the following:

	Paid	Outstanding and IBNR Claims Reserve	Reinstatements	Estimated Ultimate Net Loss
January 1, 2002	$2	$170	$67	$239
Movement	12	(17)	(1)	(6)
December 31, 2002	$14	$153	$66	$233

The method used in assessing the ultimate losses at December 31, 2002 is consistent with the approach taken at December 31, 2001. Specific provisions have been made based on notification of losses incurred received from policyholders, intermediaries and loss adjustors and in the light of other information available. Amongst other things, these specific provisions are sensitive to assumptions about the quantum of property damage. Additionally, estimates for business interruption claims, for which notifications are based upon policyholders' computation of their own losses will change as forensic claims investigations determine a more realistic amount of loss. Additional provisions (incurred but not reported reserves) continue to be held at December 31, 2002 to provide for additional claims which have been incurred but not reported, or increases in the estimates already reported by policyholders. Independent actuaries have reviewed such estimates.

Uncertainties continue to exist as to whether the destruction of the twin towers of the World Trade Center ("WTC") constitutes one event or two for the purposes of aggregation of losses under insurance and reinsurance policies. Based on legal advice, the directors of WUAL continue to consider that a one event basis is the correct interpretation of the policies, which is a matter in current

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

litigation among insurers (including Syndicate 2020) and those holding property interests in the WTC. If a two event loss basis were to be applied, it is estimated that the loss to the Syndicates from direct and reinsurance policies would increase by approximately $141 million gross and $13 million net of reinsurance. Estimated reinsurance recoveries on ultimate losses (net of provisions for bad debt) total $719 million of which $277 million had been received at December 31, 2002. A further $326 million is supported by outstanding claims advances or letters of credit received from reinsurers as security for the amount which will become due and payable when the underlying claims are settled. Of the uncollateralized amount, 98.2% is associated with reinsurers with a rating of A or better.

The directors of WUAL consider that the WTC loss estimate continues to be the best estimate that can be made on the basis of information currently available. The directors are, however, aware that this estimate is subject to uncertainties, the outcome of which could have a positive or a negative impact on such an estimate. As further information becomes available and as claims in dispute are eventually resolved, the estimate of ultimate losses will be revised. It may take some time to resolve such uncertainties.

5.    Derivative Financial Instruments

Derivative financial instruments include futures, forward, swap and option contracts and other financial instruments with similar characteristics. The Syndicates have no involvement with these instruments, other than with respect to certain forward contracts entered into primarily for the purpose of protecting against fluctuations in foreign currency exchange rates and which did not qualify as hedges under SFAS No. 133 during the reporting period.

Non-hedge Derivatives — During the twelve months ended December 31, 2002, the Syndicates entered into foreign exchange contracts which matured after the year end for the purchase of £37.9 million at a fixed exchange rate. Similar contracts were outstanding at the end of 2001 and 2000 for the purchase of £51.4 million and £23.7 million, respectively. A gain of $7.1 million (2001: loss of $2.1 million); (2000: gain of $0.3 million) was realized under these contracts. These contracts were taken out to protect the Syndicates from exchange rate fluctuations.

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

6.    Reserves For Losses And Loss Adjustment Expenses

The following table represents a reconciliation of beginning and ending property — liability insurance loss and LAE reserves.

	Year ended December 31,
	2002	2001	2000
	($ in millions)
Provision for losses and LAE at start of year	$2,509	$1,501	$1,289
Less reinsurance recoverable	(1,501)	(781)	(590)
Net loss and LAE reserves at start of year	1,008	720	699
Provision for losses and LAE for claims incurred
Current year	570	579	260
Prior years	(47)	26	15
Total incurred	523	605	275
Losses and LAE payments for claims incurred
Current year	(81)	(116)	(80)
Prior years	(151)	(196)	(167)
Total paid	(232)	(312)	(247)
Foreign Exchange gains/(losses)	32	(5)	(7)
Net loss and LAE reserves at year end	1,331	1,008	720
Plus reinsurance recoverables on unpaid losses at end of year	1,224	1,501	781
Loss and LAE reserves at end of year	$2,555	$2,509	$1,501

The Syndicates have no material exposures to environmental or asbestos liabilities. There are no exposures arising on policies incepting before January 1, 1993 as all policies for that period have been reinsured into Equitas, the run-off reinsurer established by Lloyd's of London. Policies since then were normally written with specific exclusions for asbestos and environmental liabilities.

The $47 million prior year reduction in the provision for losses and LAE for claims incurred recognized in the 2002 calendar year represents a redundancy on the opening reserves of approximately 5%. The redundancy arises from the business written in 2001 where the reserves established were primarily based upon historical trends due to the delay in claims being reported. Subsequent to the year end, the level of claims development was below historical trends which has resulted in a reassessment of the reserves held at December 31, 2001 and the reported redundancy.

7.    Commitments And Contingencies

In the normal course of business letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of December 31, 2002, letters of credit with an aggregate amount of $114 million were outstanding (December 31, 2001: $91 million; December 31, 2000: $82 million). No amounts have been drawn down on these letters of credit.

Legal matters

In the ordinary courses of conducting business, the Syndicates have been named as defendants in various lawsuits. Some of these lawsuits attempt to establish liability under reinsurance contracts

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

issued by the Syndicates' underwriting operations. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of the Syndicates' operations in certain ways. It is possible that the settlement of these lawsuits may be material to the Syndicates' results of operations and liquidity in the period in which they occur. However, the Directors of WUAL believe the total amounts that the Syndicates will ultimately have to pay in these matters will have no material effect on the Syndicates' overall financial position.

Citibank, N.A.

Certain members of Lloyd's ("Names") have commenced legal proceedings against Citibank, N.A. ("Citibank"), as trustee of the Lloyd's American Trust Funds ("LATFs"), regarding the operation of the LATFs. Lloyd's is not a party to the proceedings. This action was brought prior to the completion of Reconstruction And Renewal. The Names in these proceedings allege that Citibank breached its duties as the trustee of the LATFs by, inter alia: (1) engaging in a pattern of transferring money from the trust funds of solvent Names to trust funds of insolvent Names in order to meet the latter's obligations; (2) engaging in unauthorized commingling of the assets from the different trust funds; and (3) failing to maintain appropriate and necessary records with respect to each trust fund. The Court has certified the proceedings as a class action, the class being of all those names who have not settled with Citibank through the 1996 Reconstruction & Renewal settlement offer or otherwise.

At the beginning of 1997, on the application of Citibank, the U.S. District Court dismissed a number of the Names' claims. The Court held, however, that the plaintiffs may continue to bring their claim for damages for breach of fiduciary duty by Citibank in U.S. courts. These initial findings were on preliminary motion, and are not findings on the merits of the claims.

Citibank strongly denies the allegations made by the Names and will vigorously defend the proceedings if pursued. Under the terms of the Lloyd's American Trust Deed ("LATD"), Citibank has a right to reimbursement from the LATFs of expenses (including legal fees) properly incurred by Citibank in its capacity as trustee and in certain circumstances a preferred lien for up to 1% of the LATFs' principal and income in order to cover reimbursable expenses and liabilities. At this time Citibank is not seeking to recover its fees and expenses from the LATFs.

E.C. Aviation Inquiry

The E.C. competition directorate is currently investigating certain agreements in the market for aviation and hull war insurance within the European Community which followed the events of September 11, 2001.

We believe that the industry response to the events in question was the least restrictive means of ensuring the continued availability of insurance cover to airlines. We are advised, however, that there is a risk that the European Commission may consider imposing fines should they establish an infringement of Article 81(1) of the E.C. Treaty (which prohibits any arrangement which restricts competition in a market and which affects E.U. trade).

8.    Reinsurance Ceded

The primary purpose of the ceded reinsurance program is to protect the Syndicates from potential losses in excess of what the Syndicates are prepared to accept. It is expected that the companies to which reinsurance has been ceded will honor their obligations. In the event that these companies are unable to honor their obligations to the Syndicates, the Syndicates will pay these amounts. Appropriate provision is made for possible non-payment of amounts due to the Syndicates.

Balances pertaining to reinsurance transactions are reported "gross" on the combined balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

Excluding related party quota share arrangements, there was no exposure with any reinsurer of more than 10% of unearned premiums. The largest concentration of reinsurance recoverables as at December 31, 2002, excluding related party quota share arrangements, was with Munich Re which represented 12% of total recoverables.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Year ended December 31,
	2002	2001	2000
	($ in millions)
Premiums Written
Direct	$1,091	$518	$372
Assumed	758	744	385
Ceded	(865)	(574)	(262)
Net premiums written	984	688	495
Premiums Earned
Direct	926	430	359
Assumed	687	618	370
Ceded	(750)	(486)	(263)
Net premiums earned	863	562	466
Insurance Losses and Loss Adjustment Expenses
Direct	483	663	535
Assumed	359	951	553
Ceded	(319)	(1,009)	(813)
Total net insurance losses and loss adjustment expenses	$523	$605	$275

9.    Other Comprehensive Income

Other comprehensive income is defined as any change in the Syndicates members' interests from transactions and other events originating from non-member sources. These changes are comprised of the Syndicates' reported net income and changes in unrealized gains and losses on investments. The following table sets out the components of the Syndicates' comprehensive income, other than net income.

	Year ended December 31,
	2002	2001	2000
	($ in millions)
Unrealized gains on investments	$9	$4	$13
Unrealized losses on investments	—	(1)	(5)
Total other comprehensive income	$9	$3	$8

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

10.    Related Party Transactions

The following summarizes the related party transactions of the Syndicates:

WELLINGTON UNDERWRITING PLC ("Wellington")

Wellington is the holding company of WUAL and of certain corporate Members of Lloyd's which are Members of Syndicate 2020.

Management fees paid to WUAL in respect of the Syndicates in 2002 were $6.0 million (2001: $4.3 million; 2000: $3.1 million). There were no payments outstanding at the year end (2001: nil; 2000: nil).

WELLINGTON SYNDICATE SERVICES LIMITED ("WSS")

WSS is a wholly owned subsidiary of Wellington.

Activities

WSS introduces terrorism, cargo, political risk, commercial lines, accident and health, hull, and war marine liability business to Syndicate 2020 and commercial lines business to Syndicate 3030. All business is introduced by WSS to the participating Syndicates by means of registered binding authorities.

Premium Income

The percentage of total net written premium income introduced by WSS to Syndicate 2020 during 2002 was 10% (2001 and 2000 — 3.3%). The percentage of total net written premium income introduced to Syndicate 3030 was 4.5% for 2002. WSS does not charge income or commission to Syndicate 2020 or Syndicate 3030.

WELLINGTON UNDERWRITING INC ("WU Inc.")

WU Inc. is a wholly owned subsidiary of Wellington.

Activities

WU Inc., which is a company incorporated in Delaware in the USA, introduces US property and casualty facultative reinsurance business to Syndicate 2020 by way of a registered binding authority.

Premium Income

All premium income introduced by WU Inc. to WUAL in the years 2000, 2001 and 2002 was underwritten by Syndicate 2020. The percentage to total net premium income introduced to WU Inc. to Syndicate 2020 during 2002 was 10.7% (2001 — 5.6%; 2000 — 1.4%). WU Inc. charged binder commission of $18.2 million (2001: $10.5 million; 2000: $6.5 million) in respect of business introduced to Syndicate 2020.

WU Inc. also charged Syndicate 2020 a profit commission of $0.9 million (2001: $0.5 million; 2000: $0.6 million).

SWISS RE

Syndicate 2020 has entered into various reinsurance contracts with Swiss Re which currently owns 9.5% of the share capital of Wellington. Prior to July 17, 2001, it owned more than 10.0% of the share capital of Wellington. The terms of these contracts are similar to those that are available to non-related cedents. Premium payable under these contracts amount to approximately 1.6% of the reinsurance premiums payable for 2002 (2001: 23%; 2000: 3%).

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

ASPEN HOLDINGS AND ASPEN INSURANCE UK LIMITED ("Aspen Re")

Aspen Re is an insurance company based in London which is authorized by the FSA. Following approval by the underwriting members of Syndicate 2020, on June 20, 2002 Lloyd's granted all necessary consents for WUAL to transfer the Casualty and Property Reinsurance, UK Liability and UK Commercial Lines business written by Syndicate 2020 to Aspen Re. Aspen Re is a wholly owned subsidiary of Aspen Holdings.

The management of Aspen Holdings comprise the management which were previously involved in the management of Syndicate 2020. Between October 16, 2002 and November 29, 2002, following FSA approval, Wellington acquired a total of 12,055,230 shares in Aspen Holdings, the holding company of Aspen Re. This holding was subsequently reduced in January 2003, to 11,262,680 (19.8%) following a sale of shares to non-aligned Members of Syndicate 2020.

Aspen Holdings issued options to subscribe for up to 6,787,880 of its ordinary shares of £0.01 each to Wellington Holdings (3,781,120 options) and the non-aligned Members of Syndicate 2020 (3,006,760 options). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends and would not rank as creditors in the event of liquidation. The options are exercisable on the first registered public offering of the ordinary shares in the United States or the first listing of the ordinary shares on a stock exchange (a "Listing") or a sale of all or substantially all of the business, assets or undertakings of Aspen Holdings and its subsidiaries or a sale of 50% or more of the ordinary shares of Aspen Holdings (a "Sale") or, if no Listing or Sale has occurred prior to June 21, 2007, at any time within the five business days following June 21, 2007. If not exercised, the options will expire after five years but if a Listing occurs within those five years the term is automatically extended to a period of ten years.

REINSURANCE ARRANGEMENTS BETWEEN SYNDICATE 2020 AND SYNDICATE 3030 AND ASPEN RE

Prior to the formation of Aspen Holdings in May 2002, Syndicate 2020 entered into two arrangements with Berkshire Hathaway Inc. group companies that increased the premium income capacity of Syndicate 2020 for the 2002 year of account, to enable Syndicate 2020 to meet its premium income target for the year. Those arrangements comprised:

•	A quota share reinsurance contract with National Indemnity Corporation of Omaha ("NICO"), a Berkshire Hathaway Inc. group company, under which Syndicate 2020 ceded 35.7% of all business, other than U.S. Surplus Lines Business, incepting between January 1, 2002 and May 31, 2002, plus all U.S. Surplus Lines business written between June 1, 2002 and June 30, 2002. NICO subsequently ceded 34% of these risks to Aspen Re.

•	A consortium underwriting arrangement with Syndicate 3030. Syndicate 3030 was formed in May 2002 and, like Syndicate 2020, is managed by WUAL. All of its capital is provided by Tonicstar Limited, a wholly-owned subsidiary of Berkshire Hathaway Inc. Under the terms of the consortium agreement, Syndicates 2020 and 3030 shared all business written by Syndicate 2020 between June 1, 2002 and December 31, 2002, other than US Surplus Lines Business written between June 1 and June 30, 2002 in the proportion of 64.3% to Syndicate 2020 and 35.7% to Syndicate 3030. The consortium arrangement was Syndicate 3030's sole source of income in 2002. Syndicate 3030 entered into a quota share reinsurance contract to cede 70% of these risks to Aspen Re.

These arrangements were undertaken on a funds withheld basis whereby the premiums due to Aspen Re will be paid net of claims and expenses, along with interest due on the funds withheld, and calculated at rates recified in the quota share arrangements.

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

The total net earned premium ceded by the Syndicates to Aspen Re under the quota share arrangements outlined above was $74.3 million for the twelve months ended December 31, 2002. Policy acquisition expenses for the twelve months ended December 31, 2002 included $14.1 million of ceded commissions received from Aspen Re in respect of the quota share arrangements.

At December 31, 2002 the net amounts receivable from NICO and payable to Aspen Re under these contracts were $22.0 million and $1.0 million respectively analyzed as follows:

	NICO	Aspen Re	Total
	($ in millions)
Assets:
Reinsurance recoverable	$19	$4	$23
Ceded unearned premiums	7	10	17
Underwriting premium receivables	289	118	407
Other receivables	—	—	—
Total Assets	315	132	447
Liabilities:
Losses and loss adjustment expenses	(110)	(25)	(135)
Unearned premiums	(88)	(75)	(163)
Reinsurance premiums payables	(72)	(26)	(98)
Accrued expenses and other payables	(23)	(7)	(30)
Total Liabilities	(293)	(133)	(426)
	$22	$(1)	$21

ARRANGEMENTS BETWEEN ASPEN HOLDINGS AND WELLINGTON

Under the framework agreement entered into by and among Aspen Holdings, Aspen Insurance U.K. Services Limited ("Aspen U.K. Services"), Wellington, WUAL, WUSL and WU Inc. on May 28, 2002, Aspen Holdings agreed to cause Aspen Re to offer Syndicate 2020, for 2003 and each subsequent year of account, a 20% quota share of Aspen Re's business (comprising the lines of business previously underwritten by Syndicate 2020) during such year. WUAL agreed, on behalf of Syndicate 2020, to offer to Aspen Re for 2003 and each subsequent year of account, a 20% quota share of all business (other than Aspen Re lines) allocated to that year of account of Syndicate 2020's business. For 2003, Aspen Re has elected to take up a 7.5% quota share of Syndicate 2020 lines, and WUAL, on behalf of Syndicate 2020, has elected not to accept any quota share reinsurance of Aspen Re. Neither Aspen Re nor WUAL on behalf of Syndicate 2020 will be obligated to offer a quota share to the other after the 2005 year of account should an initial public offering by Aspen Holdings be completed prior to December 21, 2005.

Under the framework agreement, Wellington, WUAL, WUSL and WU Inc. also agree, until March 31, 2004, not to, subject to exceptions, compete with Aspen Re or engage in activities that will directly or indirectly foster competition with Aspen Re in the property reinsurance, U.S. and non-U.S. casualty reinsurance and U.K. commercial insurance lines of business that were previously written by Syndicate 2020 and currently written by Aspen Re.

Aspen U.K. Services has entered into a run-off services agreement with WUAL as of May 20, 2003 to handle the run-off of the claims for Syndicate 2020, Syndicate 3030 and their predecessors for the lines of business that were written by Aspen Holdings. Under the agreement, Aspen Holdings acts as guarantor of the services to be performed by Aspen U.K. Services. The commencement period is as of June 21, 2002, and the agreement may be terminated by either party on 3 months' notice. Under

SYNDICATES 2020 AND 3030

NOTES TO SYNDICATES FINANCIAL STATEMENTS
(Continued)

certain circumstances, including regulatory requirements and change of control, the agreement may be terminated immediately by either party. Services are charged on an at-cost basis.

Aspen Holdings and its subsidiaries (collectively, the "Company") entered into a contract for the provision of services by a subsidiary company of Wellington. These services include accounting, actuarial, operations and technical support. This agreement is for an indefinite period but may be terminated by either party upon the occurrence of certain specified circumstances, such as the inability to pay debts, on an initial public offering, and, after an initial period of 3 years, may be terminated by either party on 18 months' prior notice. The Company may also terminate specific services if it undertakes those services itself and does not contract those services to a third party. The provision of these services is covered by a detailed service level agreement and is priced on an actual cost basis. The cost of these services in 2002 was $2.6 million, and the amount due to Wellington at December 31, 2002 was $1.5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND UNDERWRITING RESULTS OF SYNDICATES 2020 AND 3030

The following discussion and analysis should be read in conjunction with the audited Syndicates Financial Statements and accompanying notes which appear elsewhere in this report.

For the purpose of this report, we have prepared the audited financial statements of Syndicate 2020 and Syndicate 3030 (the "Syndicates") due to the following:

•	the reinsurance and commercial lines teams of Syndicate 2020 joined the Company between June 21, 2002 and December 31, 2002;

•	the Company participated by way of quota share arrangements in the business written by Syndicate 2020 during 2002, continues to participate as quota share reinsurer, to a much lesser extent, during 2003;

•	although the Company did not acquire the renewal rights to any of the business written by Syndicate 2020, it has since January 1, 2003 been able to renew the majority of the risks within those classes of business that Syndicate 2020 had agreed would be underwritten by the Company; and

•	Wellington agreed that it would not compete with the Company in respect of those classes from January 1, 2003 through March 31, 2004 and that in the period from June 21, 2002 through December 31, 2002 it would only seek to write risks within those classes to the extent needed to complete its 2002 business plan. By mutual agreement, this non-compete arrangement came to an end in December 2003.

The Company's management believes that the financial results of our business will be materially different from financial results of the Syndicates for the following reasons:

•	The following discussion and analysis relate to the results of Syndicate 2020 for the years ended December 31, 2002, 2001 and 2000. The financial statements of Syndicate 2020 for 2002 include the transactions of Syndicate 3030 which wrote on a co-insurance basis with Syndicate 2020 for that year only; and

•	The Company did not acquire any rights to the assets of the Syndicates or assume any obligations in respect of the liabilities of the Syndicates and consequently is not exposed to any risks relating to any diminution in value of the assets of the Syndicates or increases in their liabilities and would not benefit from any increases in value of these assets or decreases in these liabilities.

In addition, the Company does not control the Syndicates and is not in a position to obtain audited U.S. GAAP Financial Statements for the Syndicates for periods after December 31, 2002. Accordingly, we have not updated the Syndicates Financial Statements, or this discussion, for 2003.

Basis Of Preparation

We have prepared the financial statements of the Syndicates from the Annual Accounting Returns of the Syndicates and made such adjustments as were required to present the financial statements on a U.S. GAAP basis. The Annual Accounting Returns are financial statements in a prescribed form filed with Lloyd's by WUAL as managing agent of the Syndicates and which are used by Lloyd's to prepare consolidated financial statements for the Lloyd's market as if it were a single insurance operation. They include insurance and reinsurance transactions reported under U.K. GAAP except that there is no requirement for the establishment of equalization reserves (a normal requirement of U.K. GAAP for general insurers). The basis on which insurance reserves are assessed and premiums reported within these returns is similar to the basis required under U.S. GAAP.

The principal adjustments required to restate the financial statements under U.S. GAAP are the conversion of transactions and balances in British Pounds into U.S. dollars and the transfer of unrealized gains and losses on investments from operating income to other comprehensive income.

The financial statements do not deal with the capital underlying the business or with taxation for the reasons set out in the "Basis of Preparation and Summary of Significant Accounting Policies" beginning on page P-7.

Critical Accounting Policies

We consider that the critical accounting policies relevant to the Syndicate Financial Statements are those related to premium recognition and the establishment of loss reserves as set out in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's results discussed elsewhere in this report. This should be read in conjunction with the "Basis of Preparation and Summary of Significant Accounting Policies" beginning on page P-7.

Results Of Operations

The following is a discussion and analysis of the underwriting results of the Syndicates for the years 2000, 2001 and 2002.

Overview.

This period was a time of major change in the property and casualty market following a period of very poor results at the end of the 1990s. Rates were beginning to improve from their low point in 1999 during 2000 and the first part of 2001. The industry then suffered a massive upheaval following the events of September 11, 2001 and the pace of rate hardening accelerated rapidly. During this period the capacity of Syndicate 2020 was increased from $641 million (£430 million) in 2000 to $730 million (£500 million) in 2001 and $1,006 million (£625 million) in 2002. In accordance with the regulatory arrangements at Lloyd's each $1 million of capacity was supported by approximately $0.5 million of capital pledged by members of the Syndicates. Consistent with this relatively high level of operating leverage it was the practice of the management of Syndicate 2020 to purchase significant levels of reinsurance protection. This proved materially beneficial during 2001 although it was not sufficient to avoid an overall underwriting loss for that year.

Provisions net of reinsurance totaling $239 million for claims arising from the destruction of the World Trade Center and related losses were established at the end of 2001 and maintained at around that level (subject to reductions for payments) through 2002. Uncertainties continue to exist as to the final amounts payable by Syndicate 2020 (and many other insurers and reinsurers) and the estimate of ultimate losses will be revised as more information becomes available. Our company does not have any exposure to claims arising from business written before January 1, 2002 and will therefore not be affected by any change in the ultimate cost to Syndicate 2020 of these events.

The combined ratios for the three years 2000, 2001 and 2002 for the Syndicates were 96%, 146% and 94% respectively. These combined ratios include those lines of business that are not currently written by the Company. Excluding the World Trade Center and related claims, the combined ratio for 2001 would have been 104% and the simple average for the three years would have been 98%.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Gross premiums written.    Gross premiums written increased by 46.5% from $1,262 million to $1,849 million. This increase was mainly attributable to increases in premium rates which were estimated by Wellington Underwriting plc to have increased by an average of 42%. Capital support for the increase came from an increase in capacity and capital pledged by the Members of Syndicate 2020, a quota share reinsurance of Syndicate 2020 by the National Indemnity Company (a subsidiary of Berkshire Hathaway) and the establishment of Syndicate 3030 to write in parallel with Syndicate 2020 with capital provided by another subsidiary of Berkshire Hathaway.

Reinsurance ceded.    Premiums payable to reinsurers increased by 50.7% from $574 million to $865 million. In the aftermath of the terrorist attack on the World Trade Center, placing reinsurance proved extremely difficult and this was reflected in rising reinsurance costs. The management of the Syndicates considered that the most prudent move was to complete a full reinsurance program, with financially sound reinsurers, notwithstanding significant rate increases.

Gross premiums earned.    Gross premiums earned were 87% and 83% of gross premiums written for 2002 and 2001, respectively. This is higher than for our initial trading period because there was relatively little change in business volumes between 2001 and 2002 whereas our business volume is increasing rapidly as it becomes established.

Net premiums earned.    Net premiums earned increased by 53.6% from $562 million to $863 million.

Insurance losses and loss adjustment expenses.    Loss and loss adjustment expenses dropped from 107.7% of "Net premiums earned" to 60.6% of "Net premiums earned", the ratio for 2001 being stated inclusive of the impact of the terrorist attack on the World Trade Center. Calendar year 2002 benefited from a low level of major catastrophe and property risk losses.

Policy acquisition costs.    Policy acquisition costs increased from $189 million to $254 million but fell as a percentage of gross earned premiums from 18% to 15%.

Operating and administrative expenses.    Operating and administration expenses increased from $27 million to $36 million which, together with policy acquisition costs and the increase in earned premiums, resulted in a fall in the expense ratio (based on net earned premiums) from 38.4% to 33.6%.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

Gross premiums written.    Gross premiums written increased by 66.7% from $757 million to $1,262 million. This very significant increase includes the impact of rate increases (estimated at 31% overall). Capital support for the increase in business came from a 16% increase in the capacity of Syndicate 2020 and a quota share with a premium limit of £100 million placed by Syndicate 2020 with a subsidiary of Swiss Re.

Reinsurance ceded.    Reinsurance ceded increased from $262 million (34.6% of gross premiums written) to $574 million (45.5% of gross premiums written). Most of the increase in the ceded percentage is attributable to the quota share referred to above. The amount reported for 2001 also includes $100 million in respect of reinstatement premiums payable following the losses of September 11, 2001.

Net premiums earned.    Net premiums earned increased by 20.6% from $466 million to $562 million. This is lower than the reported 39.0% increase in net premiums written which reflects a disproportionate increase in the unearned premium reserve which is attributable mainly to the quickening pace of rate increases and new business written in the fourth quarter of 2001.

Insurance losses and loss adjustment expenses.    Losses and loss adjustment expenses of $605 million for 2001 increased 120% from loss and loss adjustment expense of $275 million for 2000. Loss and loss adjustment expenses for 2001 include $172 million, net of reinsurance, arising from the events of September 11, 2001. Excluding these claims, the increase in losses and loss adjustment expenses from 2000 to 2001 would have been 57.5%. The Syndicates also reported net losses of $8.0 million in 2001 from Tropical Storm Allison whereas in 2000 there were no individually significant impacts from catastrophe losses. The loss ratio (based on net earned premiums) was 59% in 2000 and 108% in 2001. Excluding the impact of the World Trade Center loss the claims ratio in 2001 would have been 68.8%. Both years were adversely affected by losses in the non-marine energy and professional indemnity classes of business written by Syndicate 2020 including reserve strengthening in respect of prior years exposures in these classes. The losses in the non-marine energy account arose from an increase in the frequency of fire and explosion losses in power plants and other on-shore energy installations combined with a poor underwriting environment. In the case of professional indemnity, a significant proportion of the losses arose from an unanticipated frequency and severity of claims from U.S. law firms.

Policy acquisition costs.    Policy acquisition expenses, mainly comprising brokerage, increased by 29.5% from $146 million to $189 million, representing a reduction from 20% of gross earned premiums in 2000 to 18% of gross earned premiums in 2001 as a result of changes in the mix of business towards lines of business such as treaty reinsurance, which carries lower levels of broker commission.

Operating and administrative expenses.    Operating and administrative expenses increased marginally from $26 million to $27 million, which, taken together with the increase in policy acquisition costs, resulted in an increase in the expense ratio (based on net earned premiums) from 36.9% to 38.4%. Syndicate 2020 was able to support the increased level of business in 2001 compared to 2000 because although volumes of business had been reduced in 1999 and 2000 compared to previous years as the market softened, the Syndicate had not reduced its staffing levels and was therefore able to respond to the improving market opportunities in 2001 without needing to significantly increase operating expenditure.

Material Cash Flow Movements

Losses and loss adjustment expenses.    The change in loss adjustment expenses between 2000 and 2001 was a direct result of the events of September 11. The losses from the terrorist attacks contributed $918 million during 2001 to the overall figure of $993 million. The reduction in loss provisions in 2002 resulted from the favorable underwriting conditions in 2002 giving rise to new incurred claims at a similar level to the value of claims paid in the year.

Unearned premiums.    The movement in the unearned premium reserves in 2002 and 2001 was a direct result of the 46.5% and 66.7% increase in gross written premiums reported in 2002 and 2001 respectively. The small movement in 2000 was consistent with the 7.8% increase in syndicate capacity between 1999 and 2000.

Reinsurance recoverables.    The movement in reinsurance recoverables between the 2001 and 2000 years was due to the $679 million of additional recoveries due following the events of September 11. The reduction in recoverables recorded in 2002 was due to the receipt of recoveries associated with September 11 losses.

Ceded unearned premium.    The movement in ceded unearned premium reserves was consistent with increases in reinsurance premiums ceded following the growth in the Syndicates and due to increased reinsurance rates.

Changes in accrued expenses and other payables.    The significant increase in accrued expenses in 2001 was due to the recognition of $96 million on account payments which were made by the Syndicate 2020's reinsurers to assist in meeting U.S. funding requirements post September 11.

Reserves For Losses And Loss Adjustment Expenses For The Syndicates Business

Historically the Syndicates prepared their financial statements in accordance with the requirements of Lloyd's of London under which the financial statements are required to include separate underwriting accounts for each successive underwriting year of account until such time (normally at the end of three years) when the account is closed and the profit or loss for that year of account determined. This reporting arrangement had the following implications for the setting of reserves:

•	Reserves for a new year of account were not included in the audited financial statements until the end of three years (for example at December 31, 2000 in respect of the 1998 year of account);

•	At that point, the reserves set related to all outstanding claims and LAE (including IBNR) attributable to business incepting in the year of account irrespective of the date of occurrence of the events giving rise to claims (such reserves together with paid claims referred to as "ultimate claims"). Thus, for example, the ultimate claims at December 31 2000 in respect of the 1998 year of account would have included unpaid claims in respect of business incepting in 1998 including claims arising from events in calendar years 1998, 1999 and 2000;

•	It was the practice of management to issue regular forecasts of the results of each year of account between the end of that year and the date two years later when it was closed. This led to management deploying its actuarial resources to estimate ultimate claims for each year of account as at the end of each calendar year. For example, management estimated the ultimate claims for the 1998 year of account at the end of 1998 and again at the end of 1999 even though those estimates were not included in the audited financial statements of Syndicate 2020;

•	Management monitored the effectiveness of the reserving process by comparing successive estimates of ultimate claims for each year of account;

•	The outstanding liabilities of each year of account were normally assumed by the following year of account at the point at which the account was closed. Thus at December 31, 2000 the outstanding liabilities of the 1998 account were assumed by the 1999 year of account;

•	Any change in the assessment of the ultimate claims for a year of account after it was closed was included in the financial statements of the following year of account; management continued to monitor the ultimate claims for each original year of account until run-off or reinsured to a third party;

•	Although the reserves at the end of the first and second year of each year of account were not included in the audited financial statements of Syndicate 2020, they were reflected, subject to statutory adjustments, in the solvency returns made to the regulator and in this context, the reserves were subject to audit;

•	As a result of these arrangements, reserves at the end of each year could be analyzed by year of account but would normally include estimates in respect of future claims arising from unexpired policies at that date irrespective of whether a deficit or surplus was projected in respect of unearned premium. This is in contrast to a calendar year-basis in which no provision is made for future claims unless such estimates exceed the unearned premium reserves; and

•	Reserves have been established by the selection of a "best estimate" from within a range of estimates.

The loss and LAE reserve development table in Table 1 illustrates the change over time of the loss and LAE reserves of Syndicate 2020 at the end of the years indicated. The reserves represent the estimated amount of gross loss and LAE for claims arising in the current and all prior accident years that are unpaid at the balance sheet date, including IBNR. Since Wellington Underwriting plc adopted annual accounting for the results of Syndicate 2020 in 1999, historical loss development data is available on an annual basis of accounting for the four years from 1999 to 2002 only.

The first section of each table shows gross reserves for loss and LAE as initially established at the end of each stated year. The second section, reading down, shows the cumulative amounts paid, gross, as of the end of the successive years with respect to the reserve initially established. The third section shows the retroactive re-estimation of the initially established gross reserves for loss and LAE as of the end of each successive year, which results primarily from expanded awareness of additional facts and circumstances that pertain to open claims. The last section compares the latest re-estimated gross reserves for loss and LAE to the gross reserves as initially established and indicates the cumulative development of the liability established gross reserves through December 31, 2002. For instance, the surplus (deficiency) shown in the table for each year represents the aggregate amount by which the original estimates of reserves at that year-end have changed in subsequent years. Accordingly, the cumulative surplus/(deficiency) for a year-end relates only to reserves at that year-end and such amounts are not additive.

Caution should be exercised in evaluating the information shown on Table 2, as each amount includes the effects of all changes in amounts for prior periods. Conditions and trends that have affected development of liability in the past may or may not necessarily indicative of development of such liability in the future.

In view of the fact that Aspen Holdings is unable to present a loss development table on an accident year basis for years prior to 1999, a supplementary underwriting year loss development table has been prepared. Table 2 shows the loss development table for Syndicate 2020 on an underwriting year basis. This table has been prepared for the 1993 to 2002 underwriting years of account. Loss reserves presented on an "underwriting year" basis represent claims related to all policies incepting in a given year. In contrast, "accident year" loss reserves represent claims for events that occurred during a given calendar year, regardless of when the policy was written. Loss reserves on an underwriting year basis may include claims from different accident years. For example, a policy written during 1999 may have losses in accident year 1999 and in accident year 2000. Therefore, underwriting year data as of a particular evaluation date is less mature than accident year data.

The first section of each table shows gross reserves for loss and LAE for each underwriting year as initially estimated at the end of each stated underwriting year. The second section, reading down, shows the cumulative amounts paid, gross, as of the end of the successive years with respect to the reserve initially estimated. The third section shows the retroactive re-estimation of the initially estimated gross reserves for loss and LAE as of the end of each successive year, which results primarily from expanded awareness of additional facts and circumstances that pertain to open claims. The last section compares the latest re-estimated gross reserves for loss and LAE to the gross reserves as initially estimated and indicates the cumulative development of the liability established for gross reserves through December 31, 2002. For instance, the surplus/(deficiency) shown in the table for each underwriting year represents the aggregate amount by which the original estimates of reserves for each underwriting year have changed in subsequent years. Accordingly, the cumulative surplus/(deficiency) for each underwriting year relates only to reserves for that underwriting year.

It should be noted that WUAL purchased reinsurance protection consisting of quota shares, excess of loss and facultative reinsurance during the years from 1993 through 2002. During softer market conditions in the late 1990s, WUAL actively managed the Syndicates' retentions to take advantage of lower reinsurance pricing and to protect its members from poor pricing conditions. Therefore, the results shown on a gross basis do not represent the ultimate net losses or gains the members of the Syndicates would have incurred during those years. Moreover, the net effect of the reinsurance protection was to cover entirely the cumulative deficiency for the 1998, 1999, 2000 and 2001 underwriting years.

Caution should be exercised in evaluating the information shown on Table 2, as each amount includes the effects of all changes in amounts for prior periods. Conditions and trends that have affected development of liability in the past may or may not necessarily be indicative of development of such liability in the future.

As the establishment of reserves for the Syndicates Business is not within the Company's control, we are not in a position to monitor its reserve development on any basis after 2002. Accordingly, the tables below reflect claims development through 2002.

Table 1: FOUR YEAR CLAIMS DEVELOPMENT TABLE ON CALENDAR YEAR BASIS

	1999 and Prior	2000	2001	2002
	($ in millions)
Gross liability for unpaid claims and claims expenses	1,289	1,501	2,509	2,555
Gross re-estimated liability
One year later	1,359	1,521	2,557
Two years later	1,346	1,527
Three years later	1,348
Gross cumulative surplus/(deficiency)	(59)	(26)	(48)
Gross cumulative surplus/(deficiency) – excluding foreign exchange	(69)	(1)	3
Cumulative amount of gross liability paid:
One year later	351	396	656
Two years later	592	641
Three years later	763

Table 2: TEN-YEAR CLAIMS DEVELOPMENT TABLE ON UNDERWRITING YEAR BASIS(1)(2)

	1993	1994	1995	1996	1997	1998(3)	1999(4)	2000(5)	2001(6)	2002
	($ in millions)
Gross liability for unpaid claims and claims expenses	428	600	596	538	407	418	654	616	1,524	714
Gross re-estimated liability
One year later	345	486	517	403	443	576	747	704	1,568
Two years later	307	448	480	390	467	616	815	755
Three years later	303	449	471	383	456	655	844
Four years later	292	435	454	378	401	660
Five years later	277	417	433	389	411
Six years later	272	399	430	386
Seven years later	269	386	425
Eight years later	263	384
Nine years later	260
Gross cumulative surplus/(deficiency)	168	216	171	152	(4)	(242)	(190)	(139)	(44)
Gross cumulative surplus/(deficiency) — excluding foreign exchange	175	220	171	147	(6)	(246)	(199)	(132)	(20)
Cumulative amount of gross liability paid:
One year later	96	167	181	124	156	218	283	201	540
Two years later	138	223	257	188	253	358	449	341
Three years later	169	264	285	226	307	456	548
Four years later	189	290	317	254	304	513
Five years later	202	309	331	286	320
Six years later	218	321	350	317
Seven years later	229	333	360
Eight years later	235	343
Nine years later	237

(1)	Table 2 has been prepared for the 1993 to 2002 underwriting years of account. Loss reserves presented on an "underwriting year" basis represent claims related to all policies incepting in a given year. In contrast, "calendar year" loss reserves represent claims for events that occurred during a given calendar year, regardless of when the policy was written. Loss reserves on an underwriting year basis may include claims from different calendar years. For example, a policy written during 1999 may have losses in 1999 and 2000. Therefore, underwriting year data as of a particular evaluation date is less mature than calendar year data.
(2)	The net effect of the reinsurance protections was to cover entirely the gross deterioration for the 1998, 1999, 2000 and 2001 underwriting years.
(3)	The 1998 underwriting year was protected by reinsurance consisting of quota share, excess of loss and facultative reinsurance. In addition Syndicate 2020 purchased two stop loss policies which provided cover for 80% of applicable losses in excess of a 92.5% loss ratio and 100% of applicable losses in excess of a 90% loss ratio. Cumulative recoveries under the stop loss policies were:
December 31, 1998 $Nil
December 31, 1999 $5.6 million
December 31, 2000 $16.3 million
(4)	The 1999 underwriting year was protected by an extensive reinsurance program. In addition to specific protections, the year was protected by a whole account excess of loss program, excess $10 million, which provided significant recoveries. The final element of the reinsurance program was a whole account stop loss, the first layer of which provided cover for losses in excess of a 78% loss ratio and the second layer, for losses above an 80% loss ratio. Cumulative recoveries under the stop loss police were:
December 31, 1999 $37.0 million
December 31, 2000 $96.7 million
December 31, 2001 $98.6 million
December 31, 2002 $90.4 million
(5)	The 2000 underwriting year was protected by a similar program to that used in 1999. Specific protections were purchased and the whole account excess of loss program, excess $10 million, which was purchased in 1999 was renewed. The 1999 account stop loss was also renewed on the same terms and provided cumulative recoveries of:
December 31, 2000 $60.7 million
December 31, 2001 $75.6 million
December 31, 2002 $93.2 million
(6)	The 2001 underwriting year was protected by a similar program to the 1999 and 2000 years, including a large non-marine surplus treaty, two whole account excess of loss program and a variety of specific protections. Additionally, a qualifying quota share with a premium limit of £100 million was placed which absorbed a significant proportion of the gross deterioration.