Form 10-K/A
period 2003-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2004-04-13
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of December, 31, 2003, was $710,784,245 based on the closing sale price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that The Blackstone Group, Credit Suisse First Boston Private Equity, Wellington Underwriting plc, Montpelier Reinsurance Ltd. and all directors and employees of the registrant were "affiliates". The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed as of December 31, 2003. The aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the Registrant on June 30, 2003 is not applicable as the Registrant was not publicly traded as of June 30, 2003.

As of March 1, 2004, 69,179,303 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is filed solely to amend the Auditor's Reports contained on pages F-2 and S-2 of the Annual Report on Form 10-K filed on March 26, 2004. The prior Auditor's Report to the Consolidated Financial Statements of Aspen Insurance Holdings Limited (the "Company") on page F-2 of the Annual Report on Form 10-K inadvertently omitted to state that the audit included the balance sheets of the Company as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for the period from incorporation on May 23, 2002 to December 31, 2002. Similarly, the Auditor's Report to the Schedules to the Company's Consolidated Financial Statements on Page S-2 of the Annual Report on Form 10-K also inadvertently omitted to state that the audit included the period from incorporation on May 23, 2002 to December 31, 2002 and the balance sheet at December 31, 2002. The Auditor's Report to the Schedules to the Company's Consolidated Financial Statements also inadvertently omitted to state that the audit included "Financial Schedule V – Valuation and Qualifying Accounts" on page S-8.

Even though we are solely amending the Auditor's Reports as stated above, we have included Item 15, as amended, in this Form 10-K/A in its entirety, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.	Financial Statements:
The Consolidated Financial Statements of Aspen Insurance Holdings Limited and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements on page F-1 and are filed as part of this report.

The Financial Statements of Syndicates 2020 and 3030 are listed in the accompanying Index to Syndicates 2020 and 3030 Financial Statements on page P-1 and are filed as part of this report. The accompanying Management's Discussion and Analysis of Financial Condition and Underwriting Results of Syndicates 2020 and 3030 is also filed as part of this report.

2.	Financial Statement Schedules:
The Schedules to the Consolidated Financial Statements of Aspen Insurance Holdings Limited are listed in the accompanying Index to Schedules to Consolidated Financial Statements on page S-1 and are filed as part of this report.

3.	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
3.2	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).

1

Exhibit Number	Description
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.3	Service Agreement dated June 21, 2002 between Christopher O'Kane and Aspen Insurance U.K. Services Limited (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.4	Service Agreement dated June 21, 2002 between Julian Cusack and the Company Limited (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.5	Service Agreement dated June 21, 2002 between Sarah Davies and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.6	Service Agreement dated June 21, 2002 between David May and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.7	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.8	Three-Year Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.9	364-Day Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).

2

Exhibit Number	Description
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.16	Service Agreement dated June 21, 2003 between Peter Coghlan and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(b) Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

(c) See (a) above.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

Date: April 13, 2004	By:	/s/ Christopher O'Kane
Name: Christopher O'Kane Title: Chief Executive Officer

4

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

ASPEN INSURANCE HOLDINGS LIMITED

AUDITOR'S REPORT

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for the year ended December 31, 2003 and the period from incorporation on May 23, 2002 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG Audit Plc
Chartered Accountants

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

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of March 26, 2004, we reported on the consolidated balance sheets of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for the year ended December 31, 2003 and the period from incorporation on May 23, 2002 to December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Audit Plc
Chartered Accountants

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