Form 10-Q
period 2004-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2004-05-14
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2004, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Victoria Hall 11 Victoria Street Hamilton, Bermuda	HM 11 (Zip Code)
(Address of Principal Executive Offices)

(441) 295-8201

Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No

As of May 1, 2004, there were 69,174,303 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of United States dollars except share amounts)

	Notes	March 31, 2004	December 31, 2003
		(Unaudited)
ASSETS
Investments
Fixed Maturities		$1,211.2	$1,048.1
Short-term investments		661.7	568.2
Total Investments	8	1,872.9	1,616.3
Cash and cash equivalents		185.8	230.8
Reinsurance Recoverables
Unpaid losses	2	50.7	43.6
Ceded unearned premiums		127.9	48.9
Receivables
Underwriting premiums		713.9	496.5
Other		37.5	40.8
Deferred policy acquisition costs		148.8	94.6
Office properties and equipment		0.9	0.4
Intangible assets		6.6	6.6
Total Assets		$3,145.0	$2,578.5
LIABILITIES
Insurance Reserves
Losses and loss adjustment expenses	2	$643.4	$525.8
Unearned premiums		867.3	572.4
Total insurance reserves		1,510.7	1,098.2
Payables
Reinsurance premiums		112.1	59.9
Accrued expenses and other payables		89.4	81.7
Long term loan		40.0	40.0
Total liabilities		$1,752.2	$1,279.8
SHAREHOLDERS' EQUITY
Ordinary Shares 69,174,303 ordinary shares of 0.15144558¢ each (2003 69,179,303)		1,091.8	1,090.8
Retained earnings		263.6	180.7
Accumulated other comprehensive income, net of taxes
Unrealized appreciation/(depreciation) on investments		4.0	(0.6)
Gains on foreign currency translation		33.4	27.8
Total ordinary shareholders' equity		1,392.8	1,298.7
Total liabilities and shareholders' equity		$3,145.0	$2,578.5

See accompanying notes to the unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In millions of United States dollars, except shares and per share amounts)

	Notes	Three Months Ended March 31,
		2004	2003
Revenues
Net premiums earned	6	$305.8	$121.6
Net investment income		12.0	4.9
Other		0.0	0.2
Total Revenues		317.8	126.7

Expenses
Insurance losses and loss adjustment expenses		(124.1)	(70.7)
Policy acquisition expenses		(59.0)	(26.3)
Operating and administration expenses		(18.1)	(7.4)
Interest on long term loans		(0.4)	0.0
Realized investment losses		(0.3)	0.0
Realized exchange losses		(0.8)	0.0
Total expenses		(202.7)	(104.4)
Income from operations before income tax		115.1	22.3
Income tax expense		(30.1)	(7.1)

Net Income		85.0	15.2

Per share data
Weighted average number of ordinary share and share equivalents
Basic		69,178,203	56,919,780
Diluted		72,020,678	56,919,780
Basic earnings per ordinary share		$1.23	$0.27
Diluted earnings per ordinary share		$1.18	$0.27

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In millions of United States dollars)

	Three Months Ended March 31,
	2004	2003
Shareholders' Equity
Ordinary shares:
Beginning of period	$1,090.8	$836.9
Shares issued:
New share issue costs	0.0	(0.3)
Share-based compensation	1.0	0.0
End of period	1,091.8	836.6
Retained earnings:
Beginning of period	180.7	28.5
Net income for the period	85.0	15.2
Payment of Dividend	(2.1)	0.0
End of period	263.6	43.7
Cumulative foreign currency translation adjustments:
Unrealized gains on foreign currency translation net of taxes:
Beginning of period	27.8	12.0
Change for the period	5.6	(2.8)
End of period	33.4	9.2
Unrealized appreciations on investments, net of taxes:
Beginning of period	(0.6)	0.7
Change for the period	4.6	0.3
End of period	4.0	1.0

Total accumulated other comprehensive income	37.4	10.2

Total Shareholders' Equity	$1,392.8	$890.5

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In millions of United States dollars)

Consolidated statements of comprehensive income

	Three Months Ended March 31,
	2004	2003

Net income	$85.0	$15.2
Other comprehensive income, net of taxes
Change in unrealized gains on investments	4.6	0.3
Change in gains / (losses) on foreign currency translation	5.6	(2.8)
Other comprehensive income / (loss)	10.2	(2.5)
Comprehensive income	$95.2	$12.7

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In millions of United States dollars)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$85.0	$15.2
Adjustments:
Depreciation and amortization of premium or discount on investments	1.5	1.5
Share-based compensation expense	1.0	0.0
Changes in insurance reserves:
Losses and loss adjustment expenses	132.4	74.7
Unearned premiums	282.2	388.5
Changes in reinsurance balances:
Reinsurance recoverables	(8.3)	(6.3)
Ceded unearned premiums	(78.6)	(128.2)
Changes in accrued investment income and other receivables	3.3	0.0
Changes in deferred policy acquisition costs	(47.7)	(46.3)
Changes in reinsurance premiums payable	52.8	83.7
Changes in premiums receivable	(222.7)	(340.6)
Changes in accrued expenses and other payable	7.7	20.6
Net Cash from Operating Activities	208.6	62.8
Investing Activities:
Purchases of fixed maturities	(582.2)	(310.0)
Proceeds from sales and maturities of fixed maturities	422.2	693.5
Net (purchases)/sales of short-term investments	(93.5)	(285.5)
Purchase of equipment	(0.5)	0.0
Net cash used in / generated by investing activities	(254.0)	98.0
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	0.0	(0.3)
Dividends paid	(2.1)	0.0
Net cash from financing activities	(2.1)	(0.3)
Effect of exchange rate movements on cash and cash equivalents	2.5	(2.8)
Decrease / increase in cash and cash equivalents	(45.0)	157.7
Cash and cash equivalents at beginning of period	230.8	9.6
Cash and cash equivalents at end of period	185.8	167.3
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$9.8	$0.0

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Amounts in tables expressed in millions of United States dollars, except share and per share amounts)

1.	General

Aspen Insurance Holdings Limited ("Aspen", "Aspen Holdings" or the "Company"), formerly known as Exali Reinsurance Holdings Limited, is a Bermuda holding company. Aspen provides, through its principal operating subsidiaries, property and liability reinsurance in the global markets and property and liability insurance principally in the United Kingdom. The principal operating subsidiaries are Aspen Insurance UK Limited ("Aspen Re"), located in London, Aspen Insurance Limited ("Aspen Bermuda") located in Bermuda and Aspen Specialty Insurance Company ("Aspen Specialty") located in Boston, referred to collectively as "Insurance Subsidiaries".

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in Aspen's Annual Report filed on Form 10-K with the United States Securities and Exchange Commission (File No. 001 - 31909).

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

	As at March 31, 2004	As at December 31, 2003
	($ in millions)
Provision for losses and LAE at start of year	$525.8	$93.9
Less reinsurance recoverable	(43.6)	(12.5)
Net loss and LAE at start of year	482.2	81.4
Loss and LAE reserves of subsidiary at date of acquisition	0.0	22.4
Less reinsurance recoverable	0.0	(15.9)
Net loss and LAE reserves of subsidiary at date of acquisition	0.0	6.5
Provision for losses and LAE for claims incurred
Current year	139.3	438.0
Prior years	(15.2)	(9.6)
Total incurred	124.1	428.4
Losses and LAE payments for claims incurred	(19.8)	(53.9)
Foreign exchange	6.2	19.8
Net losses and LAE reserves at period end	592.7	482.2
Plus reinsurance recoverables on unpaid losses at end of period	50.7	43.6
Loss and LAE reserves at March 31, 2004 and December 31, 2003	$643.4	$525.8

3.	Debt and financing arrangements

During 2003 the Company entered into a credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $150 million for periods of up to three years and a further $50 million for periods of up to one year. Credit Suisse First Boston, an affiliate of Credit Suisse First Boston Private Equity, which is a shareholder of the Company, is a member of the syndicate on terms and conditions similar to other syndicate members.

On October 15, 2003, the Company drew down $90 million on the facility at an initial interest rate of three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. On December 15, 2003, $50 million of the outstanding loan was repaid following receipt of funds from the initial public offering. The $40 million balance outstanding as at March 31, 2004 is due and payable by August 29, 2006. The collateral for the loan is "the capital stock of material subsidiaries now owned or hereafter acquired". The terms of the loan restrict the payment of cash dividends during any fiscal year to 50% of consolidated net income.

4.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen's ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and for the three months ended March 31, 2003 respectively:

	Three Months Ended March 31,
	2004	2003
Basic earnings per share
Net income (as reported)	$1.23	$0.27
Diluted earnings per share
Net income (as reported)	1.18	0.27
Weighted average ordinary shares outstanding	69,178,203	56,919,780
Weighted average ordinary shares outstanding and dilutive potential ordinary shares	72,020,678	56,919,780

5.	Stock-based compensation plans

The Company has issued options under three schemes: investor options, employee options and restricted share units.

Investor options. The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc ("Wellington"), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, and confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen to Wellington and Harrington Trust Limited (the "Names' Trustee") on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options became exercisable on the initial public offering of the ordinary shares in the United States. As a result of our initial public offering, the options will expire on June 21, 2012. The options held by Wellington are exercisable at any time in whole or in part subject to a minimum number of options to be exercised. The options held by the Names' Trustee are exercisable in whole or in part without regard to a minimum number of options to be exercised at the end of an annual 45-day window period (expiring June 21, 2012 or if earlier lapsed) starting in 2005.

In connection with our initial public offering, the Names' Trustee exercised 440,144 investor options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. The Names' Trustee currently holds 2,566,616 options.

Employee options. On August 20, 2003 the Company granted 3,884,030 options to employees under the Aspen Insurance Holdings Limited 2003 Share Incentive Plan. The initial grant options have a term of ten years and an exercise price of $16.20 per share. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting. In addition to the initial grant of 3,884,030 options, 1,840,540 options are reserved for additional grants following the completion of the Company's initial public offering.

The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for share-based compensation plans.

Compensation cost charged against income was $7.5 million for the twelve months ended December 31, 2003 and $0.9 million in the three months ended March 31, 2004. The per share weighted average fair value at grant date of the share options granted under the 2003 Share Incentive Plan is $5.31. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 4.70%; dividend yield of 0.6%; expected life of 7 years; share price volatility of zero (as the minimum value method was utilized because the Company was not listed on the date that the options were issued); and foreign currency volatility of 9.40% (as the initial exercise price was in British Pounds and the share price of the Company is in U.S. Dollars).

Restricted share units. On March 12, 2004, the Board approved, the grant of 37,665 restricted share units under the 2003 Share Incentive Plan to six employees of a subsidiary of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participant's award agreement), on account of the participant's death or disability (as defined in such participant's award agreement), or, with respect to one of the participants, by the participant with good reason (as defined in such participant's award agreement). Compensation cost charged against income was $0.1 million for the three months ended March 31, 2004.

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

6.	Segment reporting

The Company has two reportable segments, reinsurance operations and insurance operations. The directors have determined these segments by reference to the organization structure of the business and the different services provided by the segments.

The following table provides a summary of the segment revenues and results for the three months ended March 31, 2004 and, 2003:

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Revenues:
Underwriting
Total primary insurance operations	$76.4	$27.9
Total reinsurance operations	229.4	93.7
Total underwriting	305.8	121.6

Net investment income	12.0	4.9

Total Revenues	317.8	126.5
Expenses:
Underwriting Claims and expenses
Total primary insurance operations	(61.8)	(21.4)
Total reinsurance operations	(139.4)	(83.0)
Total underwriting claims and expenses	(201.2)	(104.4)

Realized investment gains/(losses)	(0.3)	0.0
Interest expense	(0.4)	0.0
Exchange gains/(losses) and other	(0.8)	0.2
Total Expenses	(202.7)	(104.2)

	Three Months Ended March 31,
	2004	2003
	($ in millions)
Income from operations before income taxes:
Underwriting
Total primary insurance operations	14.6	6.5
Total reinsurance operations	90.0	10.7
Total underwriting	104.6	17.2
Interest expense	(0.4)	0.0
Investment operations
Net investment income	12.0	4.9
Realized investment losses	(0.3)	0.0
Total investment operations	11.7	4.9
Other income	(0.8)	0.2
Total Income before income taxes	$115.1	$22.3

7.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of March 31, 2004, letters of credit with an aggregate amount of $58.9 million (December 31, 2003 - $24.6 million) and £47.4 million (December 31, 2003 - £47.4 million) were outstanding respectively. As of March 31, 2004, the Company had funds on deposit of $60.4 million and £50.4 million (December 31, 2003 - $30 million and $49.8 million) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which was $89.9 million at March 31, 2004 (December 31, 2003 - $25.6 million). For its U.S. surplus lines policies, Aspen Re also has established a U.S. surplus lines trust fund with a U.S. bank. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at March 31, 2004 was $5.4 million. Aspen Re also has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount and balance at March 31, 2004 was Can$25.0 million. Aspen Specialty had a total of $5.2 million on deposit at March 31, 2004 with seven U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under operating leases as of March 31, 2004 were:

	Less than 1 year	1-2 years	Due in 3-4 years	4 years	5 years	Total
Operating Lease Obligations	5.4	1.6	0.7	0.6	0.6	8.9

8.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at March 31, 2004
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
US government and agencies	$726.8	$3.9	$(0.1)	$730.7
Corporate securities	135.7	0.9	(0.1)	136.5
Foreign government	113.1	0.0	(1.1)	111.9
Municipals	2.0	0.0	0.0	2.0
Asset backed securities	135.9	0.4	(0.5)	135.8
Mortgage backed securities	94.2	0.7	(0.6)	94.3
Total fixed maturities	1,207.7	5.9	(2.4)	1,211.2
Short-term investments	660.4	1.3	0.0	661.7
Total	$1,868.1	$7.2	$(2.4)	$1,872.9

	As at December 31, 2003
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
US government and agencies	$636.9	$1.1	$(0.1)	$637.9
Corporate securities	71.2	0.2	(0.1)	71.3
Foreign government	136.3	0.0	(2.0)	134.3
Municipals	2.0	0.0	0.0	2.0
Asset backed securities	135.9	0.1	(0.6)	135.4
Mortgage backed securities	66.5	0.8	(0.1)	67.2
Total fixed maturities	1,048.8	2.2	(2.9)	1,048.1
Short-term investments	568.1	0.1	0.0	568.2
Total	$1,616.9	$2.3	$(2.9)	$1,616.3

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal period ended December 31, 2003, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risk and uncertainties. Please see the section captioned "Cautionary Statement Regarding Forward-Looking Statements" for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Overview

Aspen is a Bermuda holding company. Aspen provides, through its principal operating subsidiaries, property and liability reinsurance in the global markets and property and liability insurance principally in the United Kingdom. Our principal operating subsidiaries are Aspen Re, located in London, and Aspen Bermuda, located in Bermuda and Aspen Specialty, located in Boston.

Our net income after tax for the first quarter of 2004 was $85.0 million, compared to $15.2 million for the first quarter of 2003. The combined ratio for the first quarter of 2004 was 66%.

Two material and not necessarily recurrent factors have boosted this quarter's result. The first is that there has been very little natural catastrophe activity in the first quarter of 2004. We estimate that the benefit from this factor is equivalent to a reduction in the combined ratio of between 5% and 10% which equates to an additional amount to net income in the range of $15 million to $30 million before tax.

The second factor arises from a prior year reserve release of $15.2 million which is equivalent to a reduction of 5% in the combined ratio for the quarter. An explanation of this release is given below under the heading "Reserves for losses and loss expenses".

The contribution to our results from investment income continues to increase as a result of positive cash flow. Cash flow from operations was $208.6 million for the first quarter of 2004 (2003 — $62.8 million). During the quarter we continued to take a cautious view on interest rates and our portfolio of fixed interest securities was positioned to protect capital from the negative impact of rising rates with an average duration of between 1.5 and 1.6 years.

Application of Critical Accounting Estimates

Our condensed consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss adjustment expenses. For a detailed discussion of our critical accounting estimates please refer to our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Significant events

On January 15, 2004, Aspen announced the addition of five property reinsurance specialists to Aspen Re America, Inc ("Aspen Re America"), within its recently formed U.S.-based property reinsurance team operating out of Rocky Hill, Connecticut. Aspen Re America functions as a reinsurance intermediary and is a wholly-owned subsidiary of Aspen. Its New Jersey office focuses on casualty facultative reinsurance written on behalf of Aspen Re.

Brian Boornazian, who is heading up Aspen Re America's property reinsurance unit as President and Chief Underwriting Officer, will direct this team of longtime insurance industry veterans to underwrite U.S. domestic proportional and risk excess treaty reinsurance on behalf of Aspen Re. Mr. Boornazian joined Aspen from XL Reinsurance America Inc., where he most recently served as Chief Property Officer, responsible for all property lines of business as well as ocean marine and multi-line business.

Results of Operations

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2004 and 2003.

Gross Premiums Written. For the three months ended March 31, 2004, gross premiums written were $640.2 million, a 10.8% increase over the $577.7 million written for the three months ended March 31, 2003. The main cause of the increase was our decision to increase our casualty reinsurance book and the development of our U.K. insurance division. The increase in premium in the three months ended March 31, 2004 was reduced in part due to our decision not to renew our quota share reinsurance with Wellington Syndicate 2020 and to cease writing U.S. property and casualty reinsurance produced by Wellington Underwriting Inc.

Reinsurance ceded. Reinsurance premiums ceded for the three months ended March 31, 2004 were $130.8 million compared to $168.6 million for the three months ended March 31, 2003. The $37.8 million reduction was due in part to our retentions on the 2004 program being higher than those in 2003 which reduces the exposure of our reinsurers and hence the premiums due. In addition, the reinsurance associated with the Wellington Underwriting Inc. account was not renewed following our decision to cease underwriting this business in 2004.

Net premiums written. Net premiums written for the three months ended March 31, 2004 were $509.4 million. This represents a 24.5% increase over the equivalent period in 2003 and is due to the increase in gross premiums and more significantly the reduction in outwards reinsurance premiums payable.

Gross premiums earned. Gross premiums earned for the three months ended March 31, 2004 were $358.0 million, which represented 55.9% of gross premiums written. For the three months ended March 31, 2003, gross premiums earned were $161.4 million which represented 27.9% of gross premiums written. The significant increase in the ratio of earned premium to written premium is due to the relatively low level of 2002 premiums earning in 2003 as compared to 2003 premiums earning in 2004.

Net premiums earned. Net premiums earned for the three months ended March 31, 2004 were $305.8 million, representing 60% of net premiums written. Net premiums earned for the three months ended March 31, 2003 were $121.6 million, representing 29.7% of net premiums written. The increase is due to the proportion of prior year premium earning out in 2003 being much lower than the 2003 premium earning out in 2004 as the Company only commenced underwriting in June 2002.

Insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses for the three months ended March 31, 2004 were $124.1 million including paid claims of $19.8 million, which was an increase of 76% compared to the three months ended March 31, 2003. This increase was due to the increase in the business written between the two periods. Of the total gross reserves for unpaid losses of $643.4 million at the balance sheet date of March 31, 2004 a total of $443.0 million or 69% represented IBNR claims. The only material claims incurred and reported during the three months ended March 31, 2004 arose from an Algerian energy plant explosion ($8.5 million). The charge for the period has been reduced by $15.2 million due to a reduction in prior year loss provisions as further explained below.

Policy acquisition expenses. Policy acquisition expenses for the three months ended March 31, 2004 were $59.0 million representing 19.3% of net premiums earned. We expect this percentage to decrease during the year as the effect on earnings of our outwards reinsurance program reduces as more inwards premium is earned. Policy acquisition expenses for the three months ended March 31, 2003 were $26.3 million. The increase in policy acquisition expenses as compared to the three months ended March 31, 2003 was due to the greater volume of premium earned.

Operating and administrative expenses. Operating and administrative expenses for the three months ended March 31, 2004 were $18.1 million, as compared to $7.4 million for the three months ended March 31, 2003, which included higher provisions for fixed and performance-related staff compensation due to larger staffing levels as we expanded our operations.

Net investment income. Net investment income of $12.0 million for the three months ended March 31, 2004 was mainly derived from bank deposits, our portfolio of fixed interest securities and money market funds. Net investment income for the three months ended March 31, 2003 was $4.9 million. The increase in net investment income was due to the significant rise in invested funds arising from both positive operating cashflows and the increase in share capital.

Income before tax. Income before tax for the three months ended March 31, 2004 was $115.1 million, including underwriting income of $104.6 million, investment returns of $11.7 million and interest on loans of $0.4 million.

Income tax expense. Income tax expense for the three months ended March 31, 2004 was $30.1 million. Our consolidated tax rate for the three months ended March 31, 2004 was 26.2%, (2003 — 31.8%). The higher rate for the three months ended March 31, 2003 reflects the fact that the Bermudian operations, which are not subject to tax, were loss making at the time. We consider that the tax rate reported for the three months ended March 31, 2004 is more representative of future performance although it may decline to some degree in the future if the contribution of Aspen Bermuda to total pre-tax earnings increases.

Net income. Net income for the three months ended March 31, 2004 was $85.0 million, equivalent to $1.23 earnings per basic share and $1.18 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the three months ended March 31, 2004. Net income for the three months ended March 31, 2003 was $15.2 million. The material increase in net income was due to the factors described above under the heading "— Overview".

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

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the three months ended March 31, 2004 and March 31, 2003.

SEGMENTAL ANALYSIS (in US$ millions)	Three Months Ended March 31,
	2004			2003
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$558.9	$81.3	$640.2	$532.9	$44.8	$577.7
Net premiums written	454.9	54.5	509.4	375.8	33.4	409.1
Gross premiums earned	267.0	91.0	358.0	131.7	29.7	161.4
Net premiums earned	229.4	76.4	305.8	93.7	27.9	121.6
Expenses:
Losses and loss expenses	(81.6)	(42.5)	(124.1)	(53.8)	(16.9)	(70.7)
Policy acquisition, operating and administrative expenses	(57.8)	(19.3)	(77.1)	(29.2)	(4.5)	(33.7)
Underwriting profit before investment income	90.0	14.6	104.6	10.7	6.5	17.2
Investment income			12.0			4.9
Other net income/(expense)			(1.5)			0.2
Income before tax			115.1			22.3

Net reserves for loss and loss adjustment expenses	$392.8	$199.9	$592.7	$106.8	$43.0	$149.8
Ratios
Loss ratio	36%	56%	41%	58%	61%	58%
Expense ratio	25%	25%	25%	31%	16%	28%
Combined ratio	61%	81%	66%	89%	77%	86%

Reinsurance

We write reinsurance for both property and casualty risks. Our property reinsurance line of business is all written on a treaty basis and includes catastrophe, risk excess and pro rata, including retrocession.

In 2004 our casualty reinsurance line of business is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily excess of loss basis and includes coverage for claims arising from automobile accidents, employers' liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. The casualty facultative business written in 2003 by Wellington Underwriting Inc. was restricted to automobile liability business in the United States with a focus on liability relating to commercial vehicles, but was not renewed in 2004.

Our specialty reinsurance line of business includes aviation, contingency and marine reinsurance. In 2003 we also included under this heading our quota share reinsurances of Syndicates 2020 and 3030 in respect of the lines of business that we do not write under our own name, including marine, energy, accident and health and aviation risks. Our quota share reinsurance of Syndicate 2020 did not continue into 2004 and the quota share of Syndicate 3030 was discontinued after 2002.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the three months ended March 31, 2004 and 2003:

REINSURANCE (in US$ millions)	Three months Ended March 31,
	2004				2003
	Property	Casualty	Specialty	Total	Property	Casualty	Specialty	Total
Gross premiums written	$284.1	$235.5	$39.3	$558.9	$310.8	$146.9	$75.2	$532.9
Net premiums written	190.2	227.0	37.7	454.9	170.5	136.9	68.4	375.8
Gross premiums earned	157.0	75.4	34.6	267.0	71.3	22.2	38.2	131.7
Net premiums earned	122.6	74.2	32.6	229.4	38.5	20.2	35.0	93.7
Losses and loss expenses	(17.2)	(49.9)	(14.5)	(81.6)	(19.2)	(14.9)	(19.7)	(53.8)
Policy acquisition, operating and administration expenses	(36.5)	(16.1)	(5.2)	(57.8)	(16.4)	(5.1)	(7.6)	(29.2)
Underwriting profit before investment income	$68.9	$8.2	$12.9	$90.0	$2.8	$0.2	$7.7	$10.7

Ratios
Loss ratio	14%	67%	44%	36%	50%	74%	56%	58%
Expense ratio	30%	22%	16%	25%	43%	25%	22%	31%
Combined ratio	44%	89%	60%	61%	93%	99%	78%	89%

For the Three Months Ended March 31, 2004 versus the three months ended March 31, 2003

Premiums.    Gross premiums written in the reinsurance segment for the three months ended March 31, 2004 were $558.9 million, an increase of 5.2% over the equivalent period in 2003. Gross premiums written for our casualty reinsurance line of business increased by 60% compared to the three months ended March 31, 2003. This increase in our casualty reinsurance line reflected that in 2003 our U.S. casualty team only commenced underwriting during the first quarter of 2003 which therefore included a small contribution in 2003 but a full contribution in 2004. This increase was offset partly by a decrease of 9% in our property reinsurance and a decrease of 48% in our specialty reinsurance line of business, as compared to the three months ended March 31, 2003. The decrease in specialty reinsurance was primarily due to the non-renewal of the Syndicate 2020 quota share contract.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $81.6 million for the three months ended March 31, 2004, representing 35.6% of net earned premiums for the three months ended March 31, 2004. The only material claim incurred during the three months ended March 31, 2004 arose from an Algerian energy plant loss of $8.5 million. This has been offset by favorable development on the Philips factory loss in Normandy, France. The low level of catastrophe events in the first quarter of 2004 has contributed significantly to achieving the low loss ratio of 14% for property reinsurance. The casualty loss ratio was reduced marginally from 74% for the three months ended March 31, 2003 to 67% for the three months ended March 31, 2004 as a result of the increase in premium rates for the three months ended March 31, 2004. Due to the increase in earned premiums in our casualty reinsurance line, the actual loss expense was increased significantly by $35.0 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Policy acquisition, operating and administration expenses.    Total expenses were $57.8 million for the three months ended March 31, 2004, equivalent to 25.2% of net earned premiums. The increase in policy acquisition expenses reflected the significant increase in earned premium for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is primarily composed of U.K. commercial property insurance. No major claims have been notified in respect of this business. Commercial property also includes our U.S. excess and surplus lines property business written through Aspen Specialty.

The commercial liability line of business consists of U.K. employers' and public liability insurance. We have not received notice of any individually material claims with respect to this business but this is normally the case for this class of business at this early stage in its development and it may take many years before all claims are reported, assessed and paid. Commercial liability also includes our U.S. excess and casualty business written through Aspen Specialty.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the three months ended March 31, 2004 and 2003:

INSURANCE (in US$ millions)	Three months Ended March 31,
	2004			2003
	Commercial Property	Commercial Liability	Total	Commercial Property	Commercial Liability	Total
Gross premiums written	$23.9	$57.4	$81.3	$15.4	$29.4	$44.8
Net premiums written	6.0	48.5	54.5	12.0	21.4	33.4
Gross premiums earned	21.1	69.9	91.0	6.3	23.4	29.7
Net premiums earned	14.3	62.1	76.4	5.6	22.3	27.9
Losses and loss expenses	(9.2)	(33.3)	(42.5)	(3.9)	(13.0)	(16.9)
Policy acquisition, operating and administration expenses	(4.1)	(15.2)	(19.3)	(1.3)	(3.2)	(4.5)
Underwriting profit before investment income	$1.0	$13.6	$14.6	$0.4	$6.1	$6.5
Ratios
Loss ratio	64%	54%	56%	70%	58%	61%
Expense ratio	29%	24%	25%	23%	15%	16%
Combined ratio	93%	76%	81%	93%	73%	77%

For the Three Months Ended March 31, 2004 versus the three months ended March 31, 2003

Gross Premiums Written.    Gross premiums written in the insurance segment for the three months ended March 31, 2004 were $81.3 million, a 81.5% increase from the three months ended March 31, 2003. This increase was due to a decision to expand both the property and liability books of business in 2004 as we consider the current premium rates to be attractive.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $42.5 million. The increase in loss and loss adjustment expenses by $25.6 million from the three months ended March 31, 2003 was due to the increase in the level of earned premium.

Policy acquisition, operating and administration expenses.    Total expenses were $19.3 million for the three months ended March 31, 2004, equivalent to 25.3% of net earned premiums. The increase from $4.5 million for the three months ended March 31, 2003 reflected the increase in the level of earned premiums.

Reserves for losses and loss expenses

As of March 31, 2004, the Company had accrued losses and loss adjustment expense reserves of $643.4 million. This amount represents the Company's actuarial best estimate of the ultimate liability for payment of losses and loss adjustment expenses. During the three months ended March 31, 2004, the Company paid losses and loss adjustment expenses of $19.8 million.

(in US$ millions)	As at March 31, 2004
	Gross	Reinsurance Recoverable	Net
Property Reinsurance	$120.0	$(14.9)	$105.1
Casualty Reinsurance	184.1	(3.6)	180.5
Specialty Reinsurance	115.9	(8.7)	107.2
Total Reinsurance	420.0	(27.2)	392.8
Commercial Property	53.3	(9.7)	43.6
Commercial Liability	170.1	(13.8)	156.3
Total Insurance	223.4	(23.5)	199.9
Total Losses and loss expense reserve	$643.4	$(50.7)	$592.7

For the three months ended March 31, 2004, there was a reduction of our estimate of the ultimate claims to be paid in respect of the 2002 accident year of $5.3 million and $9.9 million in respect of the 2003 accident year. An analysis of this reduction by line of business is as follows:

As at March 31, 2004
($ in millions)
Property Reinsurance	$6.7
Casualty Reinsurance	(0.2)
Specialty Reinsurance	2.5
Total Reinsurance	9.0
Commercial Property	0.3
Commercial Liability	5.9
Total Insurance	6.2
Total reduction in prior year loss reserves	$15.2

The key elements which gave rise to the favorable development during the three months ended March 31, 2004 of $15.2 million in respect of losses incurred were as follows:

Property reinsurance: The net reserves of the property reinsurance line of business as at December 31, 2003 included a provision of $16.2 million in relation to a Philips factory loss in Normandy, France. Subsequent information from loss adjusters has provided support for a $10 million reduction in this reserve for this loss. Partly offsetting this release was a $3.3 million strengthening of reserves due to late advices from brokers of 2003 claims.

Specialty Reinsurance: 14% of the net reserves as at December 31, 2003, amounting to $90.5 million, were in respect of business underwritten by way of the two quota share contracts under which we reinsured part of the portfolio of risks written in 2002 by Syndicates 2020 and 3030 (the "Wellington quota share arrangements"). The level of information we receive in respect of the business ceded under these arrangements has been more limited than that in respect of business written directly by the Company, and is on an underwriting year basis which means that the cedents do not allocate estimates of IBNR losses to accident years. During the twelve months ended December 31, 2003, we requested and were given more information by the cedents which enabled us to make a reduction in the 2002 accident year reserves for this business. The provision of additional information has continued in 2004 and this has enabled us to make a further $2.5 million reduction in the reserves for this class of business.

Commercial Liability: The $5.9 million reduction in the net reserves of the commercial liability insurance line of business is due to better than expected development of incurred claims for business written in 2002 and 2003.

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

For a more detailed description see "Management's Discussion and Analysis — Critical Accounting Policies — Reserves for Losses and Loss Expenses," included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Liquidity and capital resources

Aspen is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Aspen Re, Aspen Bermuda and Aspen Specialty. Aspen relies primarily on dividends and other permitted distributions from these insurance subsidiaries to pay its operating expenses, interest on debt finance and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Aspen Re, Aspen Bermuda and Aspen Specialty to Aspen, which are described in more detail in the Regulatory Matters section of the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our aggregate invested assets as of March 31, 2004 totalled $1.87 billion compared to aggregate invested assets of $1.62 billion as of December 31, 2003. The increase in invested assets since December 31, 2003 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, operating and administrative expenses paid.

Total net cash flow from operations from December 31, 2003 through March 31, 2004 was approximately $209 million, an increase from approximately $63 million from the prior year period. For the three months ended March 31, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We declared our initial cash dividend of $0.03 per share to shareholders of record on March 23, 2004, payable on March 31, 2004.

Under our the three-year credit facility, $40 million is due and payable by August 29, 2006. The interest rate is three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears.

Our contractual obligations other than our obligations to our policyholders and employees consist mainly of amounts outstanding under our credit facilities, as discussed above, and operating leases. Note 7 to the unaudited condensed consolidated financial statements summarizes amounts outstanding under operating leases as of March 31, 2004.

Currency

The functional currencies of the Company's operations are U.S. Dollars and British Pounds. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are recorded in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders' equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations.

Effects of inflation

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in retained earnings.

Cautionary statement regarding forward-looking statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements and the differences could be substantial. The risks, uncertainties and other factors set forth in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For further information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Information about Market Risk" included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company's disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely fashion.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

(e)   Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
February 2004	5,000 (1)	$26.49 (1)	N/A	N/A

(1)	During the first quarter of 2004, the Company repurchased 5,000 ordinary shares in a private transaction from a previous employee of the Company. The ordinary shares were "restricted" securities under the Securities Act. The purchase price was calculated based on the closing price of the Company's ordinary shares on the NYSE of $26.49 on January 22, 2004.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the first quarter of 2004.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
3.2	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).

Exhibit Number	Description
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.3	Service Agreement dated June 21, 2002 between Christopher O'Kane and Aspen Insurance U.K. Services Limited (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.4	Service Agreement dated June 21, 2002 between Julian Cusack and the Company Limited (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.5	Service Agreement dated June 21, 2002 between Sarah Davies and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.6	Service Agreement dated June 21, 2002 between David May and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.7	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.8	Three-Year Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.9	364-Day Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).

Exhibit Number	Description
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.16	Service Agreement dated June 21, 2003 between Peter Coghlan and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certifications of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(b)	Current Report on Form 8-K filed on February 20, 2004, under Items 7 and 12 thereof, announcing the Company's results for the fourth quarter and full year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004	By: /s/ Christopher O'Kane Christopher O'Kane Chief Executive Officer
Date: May 14, 2004	By: /s/ Julian Cusack Julian Cusack Chief Financial Officer