Form 10-Q
period 2004-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2004-08-09
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2004, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)
Victoria Hall 11 Victoria Street Hamilton, Bermuda (Address of Principal Executive Offices)	HM 11 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 1, 2004, there were 69,174,303 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	Notes	As at June 30, 2004	As at December 31, 2003
		(Unaudited)
ASSETS
Investments
Fixed Maturities		$1,515.0	$1,048.1
Short term investments		535.5	568.2
Total Investments	8	2,050.5	1,616.3
Cash and cash equivalents		217.7	230.8
Reinsurance Recoverables
Unpaid losses	2	63.1	43.6
Ceded unearned premiums		93.7	48.9
Receivables
Underwriting premiums		754.8	496.5
Other		21.4	40.8
Deferred policy acquisition costs		146.6	94.6
Office properties and equipment		1.2	0.4
Intangible assets		6.6	6.6
Total Assets		$3,355.6	$2,578.5
LIABILITIES
Insurance Reserves
Losses and loss adjustment expenses	2	$755.9	$525.8
Unearned premiums		864.3	572.4
Total insurance reserves		1,620.2	1,098.2
Payables
Reinsurance premiums		99.3	59.9
Accrued expenses and other payables		142.6	81.7
Long term loan		40.0	40.0
Total Liabilities		$1,902.1	$1,279.8
SHAREHOLDERS' EQUITY
Ordinary Shares 69,174,303 ordinary shares of 0.15144558 cents each (2003 69,179,303)		$1,092.7	$1,090.8
Retained earnings		342.4	180.7
Accumulated other comprehensive income, net of taxes		18.4	27.2
Total shareholders' equity		1,453.5	1,298.7
Total Liabilities and Shareholders' Equity		$3,355.6	$2,578.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

		Three Months Ended June 30,		Six Months Ended June 30,
	Notes	2004	2003	2004	2003
Revenues
Net premiums earned	6	$327.0	$210.7	$632.8	$332.3
Net investment income		14.9	5.8	26.9	10.7
Realized investment losses		(4.0)	0.0	(4.3)	0.0
Other		0.0	(0.2)	0.0	0.0
Total Revenues		337.9	216.3	655.4	343.0
Expenses
Insurance losses and loss adjustment expenses		(139.4)	(95.2)	(263.5)	(165.9)
Policy acquisition expenses		(65.2)	(44.8)	(124.2)	(71.1)
Operating and administration expenses		(26.1)	(7.1)	(44.2)	(14.5)
Interest on long term loans		(0.1)	0.0	(0.5)	0.0
Realized exchange gains / losses		0.1	0.0	(0.7)	0.0
Total expenses		(230.7)	(147.1)	(433.1)	(251.5)
Income from operations before income tax		107.2	69.2	222.3	91.5
Income tax expense		(26.3)	(19.3)	(56.4)	(26.4)
Net Income		$80.9	$49.9	$165.9	$65.1
Per share data
Weighted average number of ordinary share and share equivalents
Basic		69,174,303	56,919,780	69,176,253	56,919,780
Diluted		71,929,628	56,919,780	71,916,678	56,919,780
Basic earnings per ordinary share		$1.17	$0.88	$2.40	$1.14
Diluted earnings per ordinary share		$1.13	$0.88	$2.31	$1.14

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shareholders' Equity
Ordinary shares:
Beginning of period	$1,091.8	$836.6	$1,090.8	$836.9
Shares issued:
New shares issued	—	1.0	—	0.7
Share-based compensation	0.9	—	1.9	—
End of period	$1,092.7	$837.6	$1,092.7	$837.6
Retained earnings:
Beginning of period	263.6	43.8	180.7	28.6
Net income for the period	80.9	49.9	165.9	65.1
Payment of Dividend	(2.1)	—	(4.2)	—
End of period	$342.4	$93.7	$342.4	$93.7
Cumulative foreign currency translation adjustments:
Unrealized gains on foreign currency translation net of taxes:
Beginning of period	33.4	9.2	27.8	12.0
Change for the period	(5.3)	6.8	0.3	4.0
End of period	$28.1	$16.0	$28.1	$16.0
Unrealized appreciation on investments, net of taxes:
Beginning of period	4.0	1.0	(0.6)	0.6
Change for the period	(13.7)	0.2	(9.1)	0.6
End of period	$(9.7)	$1.2	$(9.7)	$1.2
Total accumulated other comprehensive income	$18.4	$17.2	$18.4	$17.2
Total Shareholders' Equity	$1,453.5	$948.5	$1,453.5	$948.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME

($ in millions)

Consolidated statements of comprehensive income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$80.9	$49.9	$165.9	$65.1
Other comprehensive income, net of taxes
Change in unrealized gains on investments	(13.7)	0.2	(9.1)	0.6
Change in gains / (losses) on foreign currency translation	(5.3)	6.8	0.3	4.0
Other comprehensive income / (loss)	(19.0)	7.0	(8.8)	4.6
Comprehensive income	$61.9	$56.9	$157.1	$69.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Activities:
Net income	$80.9	$49.9	$165.9	$65.1
Adjustments:
Depreciation and Amortisation of premium or discount on investments	1.5	1.5	3.0	3.0
Share-based compensation expense	0.9	0	1.9	0
Changes in insurance reserves:
Losses and loss adjustment expenses	96.5	84.1	228.9	158.8
Unearned premiums	6.3	8.4	288.5	396.9
Changes in reinsurance balances:
Reinsurance recoverables	(8.9)	(1.8)	(17.2)	(8.1)
Ceded unearned premiums	30.3	45.4	(48.3)	(82.8)
Changes in accrued investment income and other receivables	16.0	(45.5)	19.3	(45.5)
Changes in deferred policy acquisition costs	(4.1)	(1.3)	(51.8)	(47.6)
Changes in reinsurance premiums payable	(13.4)	(34.4)	39.4	49.3
Changes in premiums receivable	(33.0)	(46.3)	(255.7)	(386.9)
Changes in accrued expenses and other payable	55.7	35.7	63.4	56.3
Net Cash from Operating Activities	228.7	95.7	437.3	158.5
Investing Activities:
Purchases of fixed maturities	(2,161.1)	(349.7)	(2,743.3)	(659.7)
Proceeds from sales and maturities of fixed maturities	1,840.2	456.0	2,262.4	230.1
Net (purchases)/sales of short-term investments	126.2	(267.9)	32.7	366.0
Purchase of equipment	(0.3)	0	(0.8)	0.0
Net cash used in/generated by investing activities	(195.0)	(161.6)	(449.0)	(63.6)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	0	1.0	0	0.7
Dividends paid	0	0	(2.1)	0.0
Net cash from financing activities	0	1.0	(2.1)	0.7
Effect of exchange rate movements on cash and cash equivalents	(1.8)	2.9	0.7	0.1
(Decrease)/increase in cash and cash equivalents	31.9	(62.0)	(13.1)	95.7
Cash and cash equivalents at beginning of period	185.8	167.3	230.8	9.6
Cash and cash equivalents at end of period	$217.7	$105.3	$217.7	$105.3
Supplemental disclosure of cash flow information: Cash paid during the period for income tax	$11.8		$21.6

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
($ in millions, except share and per share amounts)

1.	General

Aspen Insurance Holdings Limited ("Aspen", "Aspen Holdings" or the "Company"), is a Bermuda holding company. Aspen provides, through its principal operating subsidiaries, property and liability reinsurance in the global markets and property and liability insurance principally in the United Kingdom and the United States. The principal operating subsidiaries are Aspen Insurance UK Limited ("Aspen Re"), located in London, Aspen Insurance Limited ("Aspen Bermuda") located in Bermuda and Aspen Specialty Insurance Company Inc ("Aspen Specialty") located in Boston.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

	As at June 30, 2004	As at December 31, 2003
	($ in millions)
Provision for losses and LAE at start of year	$525.8	$93.9
Less reinsurance recoverable	(43.6)	(12.5)
Net loss and LAE at start of year	$482.2	$81.4
Loss and LAE reserves of subsidiary at date of acquisition	—	22.4
Less reinsurance recoverable	—	(15.9)
Net loss and LAE reserves of subsidiary at date of acquisition	—	$6.5
Provision for losses and LAE for claims incurred
Current year	286.6.	438.0
Prior years	(23.1)	(9.6)
Total incurred	$263.5	$428.4
Losses and LAE payments for claims incurred	(51.8)	(53.9)
Foreign exchange	(1.1)	19.8
Net losses and LAE reserves at period end	692.8	482.2
Plus reinsurance recoverables on unpaid losses at end of period	63.1	43.6
Loss and LAE reserves at June 30, 2004 & December 31, 2003	$755.9	$525.8

For the six months ended June 30, 2004, there was a reduction of our estimate of the ultimate claims to be paid in respect of the 2002 accident year of $9.0 million and $14.1 million in respect of the 2003 accident year. An analysis of this reduction by line of business is given on page 23 of this Form 10-Q.

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

On October 15, 2003, the Company drew down $90 million on the facility at an initial interest rate of three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. The interest rate at June 30, 2004 was 1.565%. On December 15, 2003, $50 million of the outstanding loan was repaid following receipt of funds from the initial public offering. The $40 million balance outstanding as at June 30, 2004 is due and payable by August 29, 2006. The terms of the loan restrict the payment of cash dividends during any fiscal year to 50% of consolidated net income.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share
Net income	$1.17	$0.88	$2.40	$1.14

Diluted earnings per share
Net income	1.13	0.88	2.31	1.14

Weighted average ordinary shares outstanding	69,174,303	56,919,780	69,176,253	56,919,780

Weighted average ordinary shares outstanding and dilutive potential ordinary shares	71,929,628	56,919,780	71,916,678	56,919,780

5.	Stock-based compensation plans

The Company has issued options under three schemes: investor options, employee options and restricted share units.

Investor options.    The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc ("Wellington"), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, and confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen to Wellington and Harrington Trust Limited (the "Names' Trustee") on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options became exercisable on the initial public offering of our ordinary shares. As a result of our initial public offering, the options will expire on June 21, 2012.

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

Compensation cost charged against income was $7.5 million for the twelve months ended December 31, 2003 and $1.9 million in the six months ended June 30, 2004. The per share weighted average fair value at grant date of the share options granted under the 2003 Share Incentive Plan is $5.31. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 4.70%; dividend yield of 0.6%; expected life of 7 years; share price volatility of zero (as the minimum value method was utilized because the Company was unlisted on the date that the options were issued); and foreign currency volatility of 9.40% (as the initial exercise price was in British Pounds and the share price of the Company is in U.S. Dollars).

Restricted share units.    On March 12, 2004, the Board approved, the grant of 37,665 restricted share units under the 2003 Share Incentive Plan to six employees of a subsidiary of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participants' award agreement), on account of the participant's death or disability (as defined in such participants' award agreement), or, with respect to one of the participants, by the participant with good reason (as defined in such participants' award agreement). Compensation cost charged against income was $0.2 million for the six months ended June 30, 2004.

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

The following table provides a summary of the segment revenues and results for the three months and six months ended June 30, 2004 and, 2003 and the reserves for losses and loss adjustment expenses as of June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in millions)
Revenues:
Underwriting
Total primary insurance operations	$76.8	$52.6	$153.2	$80.5
Total reinsurance operations	250.2	158.1	479.6	251.8
Total underwriting	327.0	210.7	632.8	332.3
Investment operations
Net investment income	14.9	5.8	26.9	10.7
Realised investment gains/(losses)	(4.0)	0.0	(4.3)	0.0
Total investment operations	10.9	5.8	22.6	10.7
Exchange gains/(losses) and other	0.0	(0.2)	(1.2)	0.0
Total Revenues	$337.9	$216.3	$654.2	$343.0
Expenses:
Underwriting Claims and expenses
Total primary insurance operations	$(60.9)	$(41.1)	$(122.5)	$(62.5)
Total reinsurance operations	(169.6)	(106.0)	(308.9)	(189.0)
Total underwriting claims and expenses	(230.5)	(147.1)	(431.4)	(251.5)
Investment Operations
Investment and investment management expenses	(0.2)	0.0	(0.5)	0.0
Total Expenses	$(230.7)	$(147.1)	$(431.9)	$(251.5)
Income from operations before income taxes:
Underwriting
Total primary insurance operations	$15.9	$11.5	$30.6	$18.0
Total reinsurance operations	80.6	52.1	170.8	62.8
Total underwriting	96.5	63.6	201.4	80.8
Interest expense				0.0
Investment operations
Net investment income	14.9	5.8	26.9	10.7
Realized investments gains/(losses)	(4.0)	0.0	(4.3)	0.0
Investment and investing management expenses	(0.2)	(0.0)	(0.5)	0.0
Total investment operations	10.7	5.8	22.1	10.7
Exchange gains/(losses) and other	0.0	(0.2)	(1.2)	0.0
Total Income before income taxes	$107.2	$69.2	$222.3	$91.5

7.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of June 30, 2004, letters of credit with an aggregate amount of $56.9 million (December 31, 2003 – $24.6 million) and £47.4 million (December 31, 2003 – £47.4 million) were outstanding respectively. As of June 30, 2004 the Company had funds on deposit of $57.9 million and £50.9 million (December 31, 2003 – $30 million and £47.4 million respectively) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which was $191.3 million at June 30, 2004 (December 31, 2003 – $25.6 million). Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at June 30, 2004 was $5.4 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount and balance at June 30, 2004 was Can$25.0 million. Aspen Specialty has a total of $4.9 million on deposit with seven U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under operating leases as of June 30, 2004 were:

	Due in
	Less than 1 year	1-2 years	3-4 years	4 years	5 years
	($ in millions)
Operating Lease Obligations	5.5	1.4	0.6	0.6	0.6

8.	Investments

The following table presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at June 30, 2004
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
US government and agencies	$582.2	$0.2	$(2.8)	$579.6
Corporate securities	381.7	0.2	(4.0)	377.9
Foreign government	174.6	0.0	(1.3)	173.3
Municipals	2.0	0.0	0.0	2.0
Asset backed securities	216.3	0.0	(1.9)	214.4
Mortgage backed securities	169.5	0.7	(2.4)	167.8
Total fixed maturities	1,526.3	1.1	(12.4)	1,515.0
Short – term investments	536.3	0.0	(0.8)	535.5
Total	$2,062.6	$1.1	$(13.2)	$2,050.5

	As at December 31, 2003
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
US government and agencies	$636.9	$1.1	$(0.1)	$637.9
Corporate securities	71.2	0.2	(0.1)	71.3
Foreign government	136.3	0.0	(2.0)	134.3
Municipals	2.0	0.0	0.0	2.0
Asset backed securities	135.9	0.1	(0.6)	135.4
Mortgage backed securities	66.5	0.8	(0.1)	67.2
Total fixed maturities	1,048.8	2.2	(2.9)	1,048.1
Short – term investments	568.1	0.1	—	568.2
Total	$1,616.9	$2.3	$(2.9)	$1,616.3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal period ended December 31, 2003, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our Financial Statements filed in our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission.

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

Overview

Aspen is a Bermuda holding company. Aspen provides, through its operating subsidiaries, property and liability reinsurance in the global markets and property and liability insurance principally in the United Kingdom and the United States. The principal operating subsidiaries are Aspen Re, located in London, Aspen Bermuda, located in Bermuda and Aspen Specialty, located in Boston.

The net income after tax for the second quarter of 2004 was $80.9 million, compared to $49.9 million for the second quarter of 2003.

As in the first quarter, our second quarter operating performance has benefited from the low level of natural catastrophe activity in the quarter. In addition to the benign claims environment, we have experienced favourable development in our prior year loss reserves.

In this quarter we have released $7.9 million of reserves which is equivalent to a reduction of 2.4% in the combined ratio for the quarter. An explanation of this release is given below under the heading "Reserves for losses and loss expenses".

The contribution to our results from investment income continues to increase as a result of positive cash flow. Cash flow from operations was $228.7 million for the second quarter of 2004 compared to $208.6 million in the first quarter of 2004. During the quarter we continued to take a cautious view on interest rates and our portfolio of fixed interest securities was positioned to protect capital from the negative impact of rising rates with an average duration of between 1.5 and 1.6 years.

Outlook and trends

In respect of the current market conditions, including the July 1 renewal season, we have begun to see rate reductions in the property lines and a slowing of rate increases in the casualty lines. Our own experience varies by class of business, and in some cases, by geography within the same class.

In property reinsurance overall pricing remains attractive and we have experienced only modest rate declines in the range of 5% to 10%. Our casualty reinsurance lines continue to enjoy favourable conditions with overall rate increases of approximately 8% on average for the year-to-date, including July 1 renewals. Our overall outlook for the casualty reinsurance book is positive to stable.

In respect of the insurance segment, property rates are declining. We believe that this is due to overcapacity in the market. Although we are not immune from this trend, within our U.K. commercial property book we are somewhat insulated where we have in place various long-term undertakings.

Rates are also declining somewhat in the U.K. commercial liability business with competition coming in the form of "risk bundling" with property exposures.

Aspen Specialty is developing well. We are building the book in a conservative fashion appropriate with market conditions and are pleased with the results of its marketing efforts, as solid relationships with the broker community are being forged. With respect to the property lines, Aspen Specialty is not immune from downward pressure on rates, but because of its positioning at the small to medium end of the market, we believe that it is experiencing less rate volatility than the higher value end of the market. In casualty lines, we are beginning to see some evidence of renewed competition.

Application of Critical Accounting Estimates

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss adjustment expenses. For a detailed discussion of our critical accounting estimates please refer to our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended June 30, 2004 and 2003.

Gross Premiums Written.    For the three months ended June 30, 2004, gross premiums written were $380.4 million, a 50.8% increase over the $252.3 million written for the three months ended June 30, 2003. The main contributions to the increase were the risk excess and catastrophe classes of our property reinsurance business, and our U.K. insurance business.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended June 30, 2004 were $16.8 million compared to a reduction in premiums ceded of $4.6 million for the three months ended June 30, 2003. The low level of expenditure in the second quarter of 2004 is due to the majority of our reinsurance having an inception date of January 1 and hence being recognised in the first quarter of 2004. The premiums which were ceded in the three months ended June 30, 2004 represented quota share premiums payable on our risk excess reinsurance and liability insurance business classes. The reduction in reinsurance ceded in 2003 was due to a change in the estimated premium due on reinsurance contracts protecting the facultative property business in our reinsurance segment.

Net premiums written.    Net premiums written for the three months ended June 30, 2004 were $363.6 million. This represents a 41.5% increase over the equivalent period in 2003 and is broadly in line with the increase in gross premiums.

Net premiums earned.    Net premiums earned for the three months ended June 30, 2004 were $327.0 million representing an increase of 55.2% over the comparable period in 2003. The increase was due to the effect of premiums written in the second half of 2003 earning through in 2004 being more material than premiums written in 2002 earning through in 2003. The impact of 2002 business is less material as we only commenced operating half way through 2002 and written premiums were therefore significantly lower than in subsequent years.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the three months ended June 30, 2004 were $139.4 million, an overall increase of $44.2 million compared to the three months ended June 30, 2003 reflecting the increase in earned premiums. As a percentage of net earned premiums, insurance losses and loss adjustment expenses were reduced from 45.2% for the three months ended June 30, 2003 to 42.6% for the three months ended June 30, 2004. The reduction reflected the relatively low level of catastrophe claims environment in 2004 so far and a $7.9 million prior year reserves release following favourable development on estimated losses for property/specialty reinsurance and property insurance classes.

Policy acquisition expenses.    Policy acquisition expenses for the three months ended June 30, 2004 were $65.2 million, representing 19.9% of net premiums earned, compared to $44.8 million for the three months ended June 30, 2003 which represented 21.3 % of net premiums earned for that period. This increase was due to an increase in business written. We expect this percentage to decrease during the year as the effect on earnings of our outwards reinsurance program reduces as more inwards premium is earned.

Operating and administrative expenses.    Operating and administrative expenses for the three months ended June 30, 2004 were $26.1 million, which was an increase of $19.0 million compared to the three months ended June 30, 2003. The significant increase over the $7.1million charged in 2003 was due to a number of factors the most significant of which was, the growth in the infrastructure of the group reflecting the overall expansion both in terms of premium volumes and operating locations resulting in increased staff costs, increased accommodation and IT costs.

Net investment income.    Net investment income of $14.9 million for the three months ended June 30, 2004 represented an increase of 257% over the net investment income of $5.8 million for the three months ended June 30, 2003. The increase was due to favourable movements in interest rates but more significantly a 207% increase in the value of cash and investments as at June 30, 2004 compared to June 30, 2003.

Income before tax.     Income before tax for the three months ended June 30, 2004 was $107.2 million, compared to $69.2 million for the three months to June 30, 2003. The 54.9% increase is consistent with the increase in business earned in the period and improvement in loss ratios.

Income tax expense.    Income tax expense for the three months ended June 30, 2004 was $26.3 million. Our consolidated tax rate for the three months ended June 30, 2004 was 24.5%, compared to the tax rate of 27.9% for the three months ended June 30, 2003. The higher rate for the three months ended June 30, 2003 reflected the fact that the Bermudian operations, which are not subject to tax, were in their set up phase and were not making a significant contribution at that time. We consider that the tax rate reported for the three months ended June 30, 2004 is more representative of future performance.

Net income.    Net income for the three months ended June 30, 2004 was $80.9 million, equivalent to $1.17 earnings per basic share and $1.13 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the three months ended June 30, 2004. Net income for the three months ended June 30, 2003 was $49.9 million.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. As a newly formed company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment, accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses are allocated to segments based on each segment's proportional share of gross premiums written.

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the three months ended June 30, 2004 and June 30, 2003.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	($ in millions)
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$292.5	$87.9	$380.4	$194.1	$58.2	$252.3
Net premiums written	281.8	81.8	363.6	200.4	56.5	256.9
Gross premiums earned	287.1	87.0	374.1	188.6	56.4	245.0
Net premiums earned	250.2	76.8	327.0	158.1	52.6	210.7
Expenses:
Losses and loss expenses	(97.4)	(42.0)	(139.4)	(62.8)	(32.4)	(95.2)
Policy acquisition, operating and administrative expenses	(72.3)	(19.0)	(91.3)	(43.2)	(8.7)	(51.9)
Underwriting profit before investment income	80.5	15.8	96.3	52.1	11.5	63.6
Investment income			14.9			5.8
Other net income/(expense)			—			(0.2)
Net realized gains/(losses)			(4.0)			—
Income before income tax			107.2			69.2

Net reserves for loss and loss adjustment expenses	$461.4	$231.4	$692.8	$167.2	$67.3	$234.5
Ratios
Loss ratio	39%	54%	43%	40%	62%	45%
Expense ratio	29%	25%	28%	27%	16%	25%
Combined ratio	68%	79%	71%	67%	78%	70%

Reinsurance

We write reinsurance for both property and casualty risks. In 2004 our property reinsurance line of business is all written on a treaty basis and includes catastrophe, risk excess and pro rata, including retrocession. In 2003 we also wrote a limited amount of property facultative reinsurance.

In 2004 our casualty reinsurance line of business is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers' liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. The casualty facultative business covers United States umbrella, workers compensation and general liability business.

Our specialty reinsurance line of business includes aviation and marine reinsurance. In 2003 we also included under this heading our quota share reinsurances of Syndicates 2020 and 3030 in respect of the lines of business that we do not write under our own name, including marine, energy, accident and health and aviation risks. Our quota share reinsurance of Syndicates 2020 did not continue into 2004 and the quota share of Syndicate 3030 was discontinued after 2002.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	($ in millions)
	Property	Casualty	Specialty	Total	Property	Casualty	Specialty	Total
Gross premiums written	$195.2	$74.1	$23.2	$292.5	$77.3	$59.9	$56.9	$194.1
Net premiums written	183.7	74.3	23.8	281.8	93.5	59.3	47.6	200.4
Gross premiums earned	167.4	87.9	31.8	287.1	111.9	41.6	35.1	188.6
Net premiums earned	132.7	86.2	31.3	250.2	88.1	39.0	31.0	158.1
Losses and loss expenses	(26.1)	(59.8)	(11.5)	(97.4)	(17.6)	(26.1)	(19.1)	(62.8)
Policy acquisition, operating and administration expenses	(46.4)	(19.0)	(6.9)	(72.3)	(26.8)	(7.8)	(8.6)	(43.2)
Underwriting profit before investment income	$60.2	$7.4	$12.9	$80.5	$43.7	$5.1	$3.3	$52.1
Ratios
Loss ratio	20%	69%	37%	39%	20%	67%	62%	40%
Expense ratio	34%	22%	22%	29%	30%	20%	27%	27%
Combined ratio	54%	91%	59%	68%	50%	87%	89%	67%

For the three months ended June 30, 2004 versus the three months ended June 30, 2003

Gross Written Premiums.    Gross premiums written for the three months ended June 30, 2004 were $292.5 million, an increase of 50.7% over the equivalent period in 2003. This increase in gross premiums written was driven by a $117.9 million increase in property reinsurance premiums. This increase was derived from a number of different factors:

•	new business lines written through Aspen Re America, Inc. in 2004;

•	an increase in the business written in Bermuda;

•	the growth in premiums incepting in the period under our pro-rata contracts; and

•	timing differences due to some clients bringing forward their renewal dates compared to 2003.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $97.4 million for the three months ended June 30, 2004, representing 38.9% of net earned premiums for the three months ended June 30, 2004. The improvement in loss ratio from the 39.7% for the three months ended June 30, 2003 was due to the absence of any major catastrophe losses in the period and a $5.6 million prior year release in the three months ended June 30, 2004. During the three months ended June 30, 2003 there was a series of tornadoes in the mid-west of the United States that resulted in reported incurred property reinsurance claims of $9.8 million.

Policy acquisition, operating and administration expenses.    Total expenses were $72.3 million for the three months ended June 30, 2004, an increase of 67.4% as compared to the three months ended June 30, 2003. This increase reflected the growth in premiums in the period and the subsequent increase in the operational resources of the Company to service this growth.

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

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the three months ended June 30, 2004 and 2003:

	Three months ended June 30, 2004			Three months ended June 30, 2003
	($ in millions)
	Property	Liability	Total	Property	Liability	Total
Gross premiums written	$31.8	$56.1	$87.9	$21.3	$36.9	$58.2
Net premiums written	31.0	50.8	81.8	22.7	33.8	56.5
Gross premiums earned	24.5	62.5	87.0	11.2	45.2	56.4
Net premiums earned	20.6	56.2	76.8	10.5	42.1	52.6
Losses and loss expenses	(8.2)	(33.8)	(42.0)	(4.9)	(27.5)	(32.4)
Policy acquisition, operating and administration expenses	(6.2)	(12.8)	(19.0)	(2.3)	(6.4)	(8.7)
Underwriting profit before investment income	$6.2	$9.6	$15.8	$3.3	$8.2	$11.5

Ratios
Loss ratio	40%	60%	54%	47%	65%	62%
Expense ratio	30%	23%	25%	22%	16%	16%
Combined ratio	70%	83%	79%	69%	81%	78%

For the three months ended June 30, 2004 versus the three months ended June 30, 2003

Gross Premiums Written.    Gross premiums written for the three months ended June 30, 2004 were $87.9 million, a 51.0% increase from the three months ended June 30, 2003. The growth in the property segment reflected the contribution from our worldwide property insurance team which commenced underwriting at the end of 2003 as well as a contribution from Aspen Specialty. Premiums in our UK commercial property account remained stable. The increase in the liability segment reflected a contribution from Aspen Specialty which commenced operations late in 2003 together with an increase in the UK liability account.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $42.0 million and are predominately incurred but not reported ("IBNR") provisions. The reduction in the commercial property loss ratio is due to a $2.3 million favourable development on prior year reserves.

Policy acquisition, operating and administration expenses.    Total expenses were $19 million for the three months ended June 30, 2004. The increase over the comparative period is due to the set up costs associated with the establishment of our U.S. insurance operations, Aspen Specialty, and the relatively low contribution to earned premiums from these operations during this early stage of development. Additionally, the worldwide property team's costs are recorded in the quarter to June 30, 2004. Neither of these divisions had costs in the comparative figures.

Results of Operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003

The following is a discussion and analysis of the Company's consolidated results of operations for the six months ended June 30, 2004 and 2003.

Gross Premiums Written.     For the six months ended June 30, 2004, gross premiums written were $1,020.6 million, a 23.0% increase over the $830.0 million written for the six months ended June 30, 2003. This was due to our increase in the casualty reinsurance book, which has expanded by 50% from $206.8 million for the six months ended June 30, 2003 to $309.6 million for the six months ended June 30, 2004, and the development of our U.K. insurance division which has increased by 64% over the corresponding period in 2003. In the quarter ended June 30, 2004 property reinsurance premiums, which increased by 152% over the quarter ended June 30, 2003, have enhanced our gross premium written.

Reinsurance ceded.     Reinsurance premiums ceded for the six months ended June 30, 2004 were $147.6 million compared to $164.0 million for the six months ended June 30, 2003 as a result of a reduction in quota share arrangements. In addition the retention on our 2004 program is higher than 2003 thereby reducing the premiums payable.

Net premiums written.    Net premiums written for the six months ended June 30, 2004 were $873.0 million. This represents a 31% increase over the equivalent period in 2003 and is a consequence of the increase in gross premiums and reduced reinsurance spend.

Net premiums earned.    Net premiums earned for the six months ended June 30, 2004 were $632.8 million, an increase of 90.4% over the comparative period. The increase is due to the earn-out of 2003 premiums in 2004 whereas in 2003 the level of premiums earned from 2002 policies was significantly lower because the Company wrote a significantly lower amount of business in 2002.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the six months ended June 30, 2004 were $263.5 million, which was an increase of $97.6 million compared to the six months ended June 30, 2003. This increase was due to the requirement to reserve for the new business written which was offset by the cumulative effect of a $23.1 million release from prior year reserves.

Policy acquisition and administrative expenses.    Policy acquisition expenses for the six months ended June 30, 2004 were $168.4 million representing 26.6% of net premiums earned. This is relatively consistent with acquisition expenses for the six months ended June 30, 2003 which were $85.6 million representing 25.8% of net premiums earned.

Net investment income.    Net investment income of $26.9 million for the six months ended June 30, 2004 represents an increase of 251% over the $10.7million earned in the six months ended June 30, 2003. The increase was due to favourable movements in interest rates, but more significantly a 207% increase in the value of cash and investments held by the group.

Income before tax.    Income before tax for the six months ended June 30, 2004 was $222.3 million, compared to $91.5 million for the six months to June 30, 2003. The $130.8 million increase is consistent with the increase in business written in the period.

Income tax expense.     Income tax expense for the six months ended June 30, 2004 was $56.4 million. Our consolidated tax rate for the six months ended June 30, 2004 was 25.3%, compared to 28.9% for the six months ended June 30, 2003. The higher rate for the six months ended June 30, 2003 reflected the fact that the Bermudian operations, which are not subject to tax, were not contributing materially to the overall results.

Net income.    Net income for the six months ended June 30, 2004 was $165.9 million, equivalent to $2.40 earnings per basic share and $2.31 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the six months ended June 30, 2004.

Underwriting Results by Operating Segments

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the six months to June 30, 2004 and June 30, 2003:

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	($ in millions, except percentages)
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross premiums written	$851.4	$169.2	$1,020.6	$727.0	$103.0	$830.0
Net premiums written	736.7	136.3	873.0	576.1	89.9	666.0
Gross premiums earned	554.1	178.0	732.1	320.3	86.1	406.4
Net premiums earned	479.6	153.2	632.8	251.8	80.5	332.3
Expenses:
Losses and loss expenses	(179.0)	(84.5)	(263.5)	(116.6)	(49.3)	(165.9)
Policy acquisition, operating and administrative expenses	(130.1)	(38.3)	(168.4)	(72.4)	(13.2)	(85.6)
Underwriting profit before investment income	170.5	30.4	200.9	62.8	18.0	80.8
Investment income			26.9			10.7
Other net income/(expense)			(0.5)			0.0
Net realized gains / (losses)			(5.0)			0.0
Income before income tax			222.3			91.5
Net reserves for loss and loss adjustment expenses	$461.4	$231.4	$692.8	$167.2	$67.3	$234.5
Ratios
Loss ratio	37%	55%	42%	46%	61%	50%
Expense ratio	27%	25%	26%	29%	17%	26%
Combined ratio	64%	80%	68%	75%	78%	76%

Reinsurance

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the six months ended June 30, 2004:

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	($ in millions)
	Property	Casualty	Specialty	Total	Property	Casualty	Specialty	Total
Gross premiums written	$479.3	$309.6	$62.5	$851.4	$388.1	$206.8	$132.1	$727.0
Net premiums written	373.9	301.3	61.5	736.7	263.9	196.2	116.0	576.1
Gross premiums earned	324.4	163.3	66.4	554.1	183.2	63.8	73.3	320.3
Net premiums earned	255.3	160.4	63.9	479.6	126.6	59.2	66.0	251.8
Losses and loss expenses	(43.3)	(109.7)	(26.0)	(179.0)	(36.8)	(41.0)	(38.8)	(116.6)
Policy acquisition, operating and administration expenses	(82.9)	(35.1)	(12.1)	(130.1)	(43.3)	(12.9)	(16.2)	(72.4)
Underwriting profit before investment income	$129.1	$15.6	$25.8	$170.5	$46.5	$5.3	$11.0	$62.8
Ratios
Loss ratio	17%	68%	41%	37%	29%	69%	59%	46%
Expense ratio	32%	22%	19%	27%	34%	22%	24%	29%
Combined ratio	49%	90%	60%	64%	63%	91%	83%	75%

For the six months ended June 30, 2004 versus the six months ended June 30, 2003

Gross Written Premiums.    Gross premiums written for the six months ended June 30, 2004 were $851.4 million, an increase of 17.1% over the equivalent period in 2003. In accordance with our strategy, gross premiums written for our casualty reinsurance line of business increased by 49.7% compared to the six months ended June 30, 2003. The decrease in premiums from the specialty class is due to the non renewal of the 2003 quota share contract with Syndicate 2020.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $179.0 million for the six months ended June 30, 2004, representing 37.3% of net earned premiums. The reduction in a 46.3% loss ratio for the six months ended June 30, 2003 to a loss ratio of 37.3% for the six months ended June 30, 2004 is a result of the relatively low level of claims experienced in 2004 and the release of $14.6 million of prior year reserves in relation to the reinsurance classes.

Policy acquisition, operating and administration expenses.    Total expenses were $130.1 million for the six months ended June 30, 2004, equivalent to 27.1% of net earned premiums. The increase from $72.4 million for the six months ended June 30, 2003 was due to the additional operational resources required by the Company to service the growth in premiums.

Insurance

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the six months ended June 30, 2004:

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	($ in millions)
	Property	Liability	Total	Property	Liability	Total

Gross premiums written	$55.7	$113.5	$169.2	$36.7	$66.3	$103.0
Net premiums written	37.0	99.3	136.3	34.7	55.2	89.9
Gross premiums earned	45.6	132.4	178.0	17.5	68.6	86.1
Net premiums earned	34.9	118.3	153.2	16.1	64.4	80.5
Losses and loss expenses	(17.4)	(67.1)	(84.5)	(8.8)	(40.5)	(49.3)
Policy acquisition, operating and administration expenses	(10.3)	(28.0)	(38.3)	(3.6)	(9.6)	(13.2)
Underwriting profit before investment income	$7.2	$23.2	$30.4	$3.7	$14.3	$18.0
Ratios
Loss ratio	50%	57%	55%	55%	63%	61%
Expense ratio	29%	23%	25%	22%	15%	17%
Combined ratio	79%	80%	80%	77%	78%	78%

For the six months ended June 30, 2004 versus the six months ended June 30, 2003

Gross Premiums Written.    Gross premiums written for the six months ended June 30, 2004 were $169.2 million, a 64.3% increase from the six months ended June 30, 2003. This increase was due to the commencement of underwriting in Aspen Specialty and increases in our worldwide property account in the property segment and to the acceleration of business written in the UK liability account whilst rates remain very strong.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $84.5 million and are predominately IBNR provisions. The reduction in selected loss ratios for 2004 business is a result of the relatively low level of claims experienced in 2004 and the release of $8.5 million of prior year reserves, which are attributed almost equally to property and liability insurance.

Policy acquisition, operating and administration expenses.    Total expenses were $38.3 million for the six months ended June 30, 2004, equivalent to 25.0% of net earned premiums. This increase from

$13.2 million for the six months ended June 30 2003 was due to the additional operational resources required by the company to service the growth in premiums, the costs of establishing the infrastructure of Aspen Specialty, and a levy raised in 2004 on all United Kingdom insurance operations which, for the Company, has been assessed at $1.2 million.

Reserves for losses and loss expenses

As of June 30, 2004, the Company had accrued losses and loss adjustment expense reserves of $755.9 million. This amount represented the Company's best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $755.9 million at the balance sheet date of June 30, 2004 a total of $493.6 million or 65.3% represented IBNR claims.

	As at June 30, 2004
	($ in millions)
	Gross	Reinsurance Recoverable	Net
Property Reinsurance	$146.3	$(12.6)	$133.7
Casualty Reinsurance	250.3	(13.4)	236.9
Specialty Reinsurance	97.8	(7.0)	90.8
Total Reinsurance	$494.4	$(33.0)	$461.4
Commercial Property	54.7	(8.6)	46.1
Commercial Liability	206.8	(21.5)	185.3
Total Insurance	$261.5	$(30.1)	$231.4
Total Losses and loss expense reserve	$755.9	$(63.1)	$692.8

For the three months ended June 30, 2004, there was a reduction of our estimate of the ultimate claims to be paid in respect of the 2002 accident year of $3.7 million and $4.2 million in respect of the 2003 accident year. An analysis of this reduction by line of business is as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	($ in millions)
Property Reinsurance	2.1	8.8
Casualty Reinsurance	0.0	(0.2)
Specialty Reinsurance	3.5	6.0
Total Reinsurance	5.6	14.6
Commercial Property	2.3	2.6
Commercial Liability	0.0	5.9
Total Insurance	2.3	8.5
Total reduction in prior year loss reserves	7.9	23.1

The key elements which gave rise to the favorable development during the three months ended June 30, 2004 were as follows:

Property Reinsurance: The release was due to specific reductions in reserves for losses associated with the Californian brush fires. The reserves established for the Philips factory loss in Normandy, France were reduced by $10.0 million in the quarter to March 31, 2004. No further changes have been made.

Specialty Reinsurance: Favourable incurred claims development and reassessment of loss ratios on Syndicates 2020 and 3030 quota shares as additional information is received from cedents have reduced the projected ultimate loss.

Commercial Property: Better than expected settlement patterns have caused us to adjust our estimate of ultimate claims.

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

For a more detailed description see "Management's Discussion and Analysis — Critical Accounting Policies — Reserves for Losses and Loss Expenses," included in our 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

The ability of Aspen Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Aspen Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Aspen Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Aspen Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Aspen Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of June 30, 2004, Aspen Bermuda could pay a dividend or return additional paid-in capital totalling approximately $50 million without prior regulatory approval based upon the Bermuda Insurance Act and the Bermuda Companies Act regulations.

Aspen Re and Aspen Specialty are also subject to regulatory restrictions limiting their ability to pay dividends. As of June 30, 2004, Aspen Re could pay a dividend totalling approximately $36 million without prior regulatory approval based upon the Financial Services Authority ("FSA") and the Companies Act regulations. For the six months to June 30, 2004 a dividend of $15 million has been proposed. Aspen Specialty could pay a dividend without regulatory approval of approximately $3 million.

Our aggregate invested assets as of June 30, 2004 totalled $2.05 billion compared to aggregate invested assets of $1.62 billion as of December 31, 2003. The increase in invested assets since December 31, 2003 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, operating and administrative expenses paid. Total net cash flow from operations from December 31, 2003 through June 30, 2004 was $437 million.

Under our three-year credit facility, $40 million is due and payable by August 29, 2006. The interest rate is three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears.

Our contractual obligations other than our obligations to our policyholders and employees consist mainly of amounts outstanding under our credit facilities, as discussed above, and operating leases.

The following table summarizes amounts outstanding under operating leases as of June 30, 2004:

	Due In
	Less than 1 year	1-2 years	3-4 years	4 years	5 years
	($ in millions)
Operating Lease Obligations	5.5	1.4	0.6	0.6	0.6

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

Cautionary statement regarding forward-looking statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and the differences could be substantial. The risks, uncertainties and other factors set forth in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under Item 1, "Business-Risk Factors" of the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and the following:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in our 2003 Annual Report on Form 10-K. For further information, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Information about Market Risk" included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

(a) Our 2004 annual general meeting of shareholders was held on June 17, 2004.

(b) Proxies were solicited by our management in connection with our 2004 annual general meeting of shareholders; there were no directors of the Company up for election at this Annual General Meeting.

(c) The following matters were voted upon at the annual general meeting with the voting results indicated. Paragraphs (2) through (6) below relate to matters concerning the Company's subsidiaries. The Company's Bye-law 84 provides that if the Company is required or entitled to vote at a general meeting of any of its subsidiaries organized under the laws of a jurisdiction outside the United States of America (each, a "Non-U.S. Subsidiary") the Board will refer the subject matter of the vote to the Shareholders of the Company in a general meeting of the Company.

(1) Proposal Regarding Appointment of an Independent Auditor

Our shareholders voted to approve the appointment of KPMG Audit Plc ("KPMG") as our independent auditors for the 2004 fiscal year, and have authorized the Company's Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Abstained
48,372,263	8,564	377

(2) Proposals Regarding Various Matters Concerning Aspen Re, a wholly owned insurance company organized under the laws of England and Wales

At the 2004 annual general meeting, the shareholders elected 10 nominees as designated company directors who will serve as Aspen Re directors.

Nominee	Votes For	Votes Against	Votes Abstained
Paul Myners	48,369,960	11,243	0
Christopher O'Kane	48,369,960	11,243	0
Julian Cusack	48,369,960	11,243	0
David May	48,369,960	11,243	0
Ian Cormack	48,369,960	11,243	0
Marek Gumienny	48,369,960	11,243	0
Richard Keeling	48,369,960	11,243	0
Ian Campbell	48,369,960	11,243	0
Sarah Davies	48,369,960	11,243	0
Heidi Hutter	48,369,960	11,243	0

At the 2004 annual general meeting, the Shareholders voted to authorize the increase in the authorized share capital of Aspen Re from £500 million to £1.0 billion by the creation of an additional 500,000,000 ordinary shares at £1 per share.

Votes For	Votes Against	Votes Abstained
48,355,855	22,282	3,066

At the 2004 annual general meeting, the shareholders voted to authorize the directors of Aspen Re to allot shares pursuant to Section 80 of the United Kingdom's Companies Act.

Votes For	Votes Against	Votes Abstained
48,356,781	17,268	7,155

At the 2004 annual general meeting, the shareholders voted to approved the re-appointment of KPMG as the auditor of Aspen Re for the 2004 fiscal year, and have authorized to the board of directors of Aspen Re to set their remuneration.

Votes For	Votes Against	Votes Abstained
48,367,314	13,513	377

(3) Proposals Regarding Various Matters Concerning Aspen Insurance UK Services Limited ("Aspen Services"), a wholly owned insurance company organized under the laws of England and Wales

At the 2004 annual general meeting, the shareholders elected four nominees as designated company directors who will serve as Aspen Services directors.

Nominee	Votes For	Votes Against	Votes Abstained
Christopher O'Kane	48,369,960	11,243	0
Julian Cusack	48,369,960	11,243	0
David May	48,369,960	11,243	0
Sarah Davies	48,369,960	11,243	0

At the 2004 annual general meeting, the shareholders voted to authorize the increase in the authorized share capital of Aspen Services from £100 to £10 million by the creation of an additional 9,999,900 ordinary shares at £1 per share.

Votes For	Votes Against	Votes Abstained
48,355,618	22,174	3,412

At the 2004 annual general meeting, the shareholders voted to authorize the directors of Aspen Services to allot shares pursuant to Section 80 of the United Kingdom's Companies Act.

Votes For	Votes Against	Votes Abstained
48,356,435	18,451	6,317

At the 2004 annual general meeting, the shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Services for the 2004 fiscal year, and have authorized to the board of directors of Aspen Services to set their remuneration.

Votes For	Votes Against	Votes Abstained
48,366,883	13,944	377

(4) Proposals Regarding Various Matters Concerning Aspen (UK) Holdings Limited ("Aspen (UK) Holdings"), a wholly owned intermediary holding company organized under the laws of England and Wales

At the 2004 annual general meeting, the shareholders elected two nominees as designated company directors who will serve as Aspen (UK) Holdings directors.

Nominee	Votes For	Votes Against	Votes Abstained
Christopher O'Kane	48,369,960	11,243	0
Julian Cusack	48,369,960	11,243	0

At the 2004 annual general meeting, the shareholders voted to authorize the increase in the authorized share capital of Aspen (UK) Holdings from £100 to £1.3 billion by the creation of an additional 1,299,999,900 ordinary shares at £1 per share.

Votes For	Votes Against	Votes Abstained
48,356,693	21,206	3,304

At the 2004 annual general meeting, the shareholders voted to authorize the directors of Aspen (UK) Holdings to allot shares pursuant to Section 80 of the United Kingdom's Companies Act.

Votes For	Votes Against	Votes Abstained
48,358,587	17,376	5,241

At the 2004 annual general meeting, the shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen (UK) Holdings for the 2004 fiscal year, and have authorized to the board of directors of Aspen (UK) Holdings to set their remuneration.

Votes For	Votes Against	Votes Abstained
48,364,731	15,019	1,452

(5) Proposals Regarding Various Matters Concerning Aspen Bermuda, a wholly owned insurance company organized under the laws of Bermuda

At the 2004 annual general meeting, the shareholders elected 11 nominees as designated company directors who will serve as Aspen Bermuda directors for 2003 and voted to authorize the board of directors of Aspen Bermuda to appoint any individual as an alternate director or as a director to fill any casual vacancy created from time to time of Aspen Bermuda for 2003.

Nominee	Votes For	Votes Against	Votes Abstained
Paul Myners	48,369,960	11,243	0
Christopher O'Kane	48,369,960	11,243	0
Julian Cusack	48,369,960	11,243	0
Julian Avery	48,369,960	11,243	0
Marek Gumienny	48,369,960	11,243	0
Prakash Melwani	48,369,960	11,243	0
Bret Pearlman(1)	48,369,960	11,243	0
Norman Rosenthal	48,369,960	11,243	0
Kamil Salame	48,369,960	11,243	0
Anthony Taylor	48,369,960	11,243	0
Heidi Hutter	48,369,960	11,243	0

(1) Bret Pearlman has since resigned from the Company's and Aspen Bermuda's board of directors on July 29, 2004 because he has accepted a position with Elevation Partners.

At the 2004 annual general meeting, the shareholders elected 10 nominees as designated company directors who will serve as Aspen Bermuda directors for 2004 and voted to authorize the board of directors of Aspen Bermuda to appoint any individual as an alternate director or as a director to fill any casual vacancy created from time to time of Aspen Bermuda for 2004.

Nominee	Votes For	Votes Against	Votes Abstained
Paul Myners	48,369,960	11,243	0
Christopher O'Kane	48,369,960	11,243	0
Julian Cusack	48,369,960	11,243	0
Julian Avery	48,369,960	11,243	0
Ian Cormack	48,369,960	11,243	0
Prakash Melwani	48,369,960	11,243	0
Bret Pearlman (1)	48,369,960	11,243	0
Norman Rosenthal	48,369,960	11,243	0
Kamil Salame	48,369,960	11,243	0
Heidi Hutter	48,369,960	11,243	0

(1) Bret Pearlman has since resigned from the Company's and Aspen Bermuda's board of directors on July 29, 2004 because he has accepted a position with Elevation Partners.

At the 2004 Annual General Meeting, the Shareholders voted to approve the appointment of KPMG as the auditor of Aspen Bermuda for the 2003 and 2004 fiscal years, and have authorized the board of directors of Aspen Bermuda to set their remuneration.

Votes For	Votes Against	Votes Abstained
48,365,807	15,019	377

(6) Proposals Regarding Election of Designated Company Directors for any New Non-U.S Subsidiaries

At the 2004 Annual General Meeting, the Shareholders elected two nominees as designated company directors who will serve as directors of any new Non-U.S. Subsidiary.

Nominee	Votes For	Votes Against	Votes Abstained
Christopher O'Kane	48,369,960	11,243	0
Julian Cusack	48,369,960	11,243	0

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
3.2	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form F-1 (Registration No. 333- 110435)).
10.3	Service Agreement dated June 21, 2002 between Christopher O'Kane and Aspen Insurance U.K. Services Limited (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.4	Service Agreement dated June 21, 2002 between Julian Cusack and the Company Limited (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.5	Service Agreement dated June 21, 2002 between Sarah Davies and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.6	Service Agreement dated June 21, 2002 between David May and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.7	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.8	Three-Year Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)), as amended by the First Amendment dated January 22, 2004, the Second Amendment dated May 17, 2004 and the Third Amendment dated August 2, 2004, filed with this report.
10.9	364-Day Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)), as amended by the First Amendment dated January 22, 2004, the Second Amendment dated May 17, 2004 and the Third Amendment dated August 2, 2004, filed with this report.

Exhibit Number	Description
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)).
10.16	Service Agreement dated June 21, 2003 between Peter Coghlan and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

(b)    Reports on Form 8-K

(1)	Current Report on Form 8-K filed on May 6, 2004, under Items 7, 9 and 12 thereof, announcing the Company's results for the first quarter ended March 31, 2004.

(2)	Current Report on Form 8-K filed on May 7, 2004 under Item 9 furnishing the Company's proxy statements to its shareholders for the Annual General Meeting held on June 17, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004	By: /s/ Christopher O'Kane Christopher O'Kane Chief Executive Officer
Date: August 9, 2004	By: /s/ Julian Cusack Julian Cusack Chief Financial Officer