Form 10-Q
period 2004-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2004-11-12
CIK 1267395

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2004, OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-31909

                        ASPEN INSURANCE HOLDINGS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)

              BERMUDA                                   NOT APPLICABLE
    (State or Other Jurisdiction               (I.R.S. Employer Identification
 of Incorporation or Organization)                           No.)

           VICTORIA HALL
         11 VICTORIA STREET
         HAMILTON, BERMUDA                                  HM 11
  (Address of Principal Executive                         (Zip Code)
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

                                Yes / X / No / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes                No   X
                                                -------------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 1, 2004, there were 69,309,624 ordinary shares, with a par value of 0.15144558(cent) per ordinary share, outstanding.

                                      INDEX

                                                                                                              PAGE
                                                                                                              -----

Part I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets
       as at September 30, 2004 (Unaudited) and December 31, 2003                                              3

     Unaudited Condensed Consolidated Statements of Operations, for the Three and
       Nine Months Ended September 30, 2004 and 2003                                                           4

     Unaudited Condensed Consolidated Statements of Changes in Shareholders'
       Equity, for the Three and Nine Months Ended September 30, 2004 and 2003                                 5

     Unaudited Condensed Consolidated Statements of Comprehensive Income, for the
       Three and Nine Months Ended September 30, 2004 and 2003                                                 6

     Unaudited Condensed Consolidated Statements of Cash Flows, for the Three and
       Nine Months Ended September 30, 2004 and 2003                                                           7

     Notes to the Unaudited Condensed Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            31

Item 4.  Controls and Procedures                                                                               31

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     32

Item 2.  Changes in Securities and Use of Proceeds                                                             32

Item 3.  Defaults Upon Senior Securities                                                                       32

Item 4.  Submission of Matters to a Vote of Security Holders                                                   32

Item 5.  Other Information                                                                                     32

Item 6.  Exhibits and Reports on Form 8-K                                                                      32

SIGNATURES                                                                                                     36

CERTIFICATIONS                                                                                                 37

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        ASPEN INSURANCE HOLDINGS LIMITED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    ($ in millions, except per share amounts)

                                                                                        AS AT              AS AT
                                                                                      SEPTEMBER          DECEMBER
                                                                                      30, 2004           31, 2003
                                                                           NOTES    --------------      ------------
                                                                                     (Unaudited)

ASSETS
Investments
                        Fixed Maturities                                                 $1,994.4          $1,048.1
                        Short term investments                                              479.4             568.2
                                                                                    --------------      ------------
                        Total Investments                                    8            2,473.8           1,616.3

Cash and cash equivalents                                                                   277.5             230.8
Reinsurance Recoverables
                        Unpaid losses                                        2              163.6              43.6
                        Ceded unearned premiums                                              80.7              48.9
Receivables
                        Underwriting premiums                                               683.7             496.5
                        Other                                                                30.2              40.8
Deferred policy acquisition costs                                                           144.2              94.6
Derivatives at fair value                                                   9                25.7               0.0
Office properties and equipment                                                               1.1               0.4
Intangible assets                                                                             6.6               6.6
                                                                                    --------------      ------------
                        Total Assets                                                     $3,887.1          $2,578.5
                                                                                    ==============      ============

LIABILITIES
Insurance Reserves
                        Losses and loss adjustment expenses                  2           $1,137.5            $525.8
                        Unearned premiums                                                   853.7             572.4
                                                                                    --------------      ------------
                        Total insurance reserves                                          1,991.2           1,098.2

Payables
                        Reinsurance premiums                                                 86.8              59.9
Accrued expenses and other payables                                                          75.4              81.7
Liabilities under derivative contracts                                       9               26.7               0.0
Bank debt                                                                                    40.0              40.0
                                                                                    --------------      ------------
                        Total Payables                                                      228.9             181.6
Long term debt                                                                              249.3               0.0
                                                                                    --------------      ------------
                        Total liabilities                                                $2,469.4          $1,279.8

SHAREHOLDERS' EQUITY
Ordinary Shares 69,174,303 ordinary shares of 0.15144558 cents each                      $1,094.0          $1,090.8
(2003 69,179,303)
Retained earnings                                                                           297.4             180.7
Accumulated other comprehensive income, net of taxes                                         26.3              27.2
                                                                                    --------------      ------------
                                   Total shareholders' equity                             1,417.7           1,298.7
                                                                                    --------------      ------------
Total Liabilities and Shareholders' Equity                                               $3,887.1          $2,578.5
                                                                                    ==============      ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ASPEN INSURANCE HOLDINGS LIMITED
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              ($ in millions, except shares and per share amounts)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         NOTES          SEPTEMBER 30,              SEPTEMBER 30,
                                                                  -------------------------  --------------------------
                                                                      2004         2003          2004          2003
                                                                  ------------  -----------  ------------  ------------
                                                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

REVENUES
Net premiums earned                                        6           $ 293.4      $ 206.7       $ 926.2       $ 539.0
Net investment income                                                     19.4          6.0          46.3          16.7
Realized investment gains / (losses)                                       1.9         (1.8)         (2.4)         (1.8)
Other                                                                      0.0          0.1           0.0           0.1
                                                                  ------------  -----------  ------------  ------------
Total Revenues                                                           314.7        211.0         970.1         554.0

EXPENSES
Insurance losses and loss adjustment expenses                           (303.2)      (110.5)       (566.7)       (276.4)
Policy acquisition expenses                                              (40.0)       (36.3)       (164.2)       (107.4)
Operating and administration expenses                                    (26.5)       (18.9)        (70.7)        (33.4)
Interest on long term debt                                                (2.7)         0.0         (3.2)           0.0
Realized exchange gains                                                    1.4          0.0           0.7           0.0
Other Expenses                                                            (2.1)         0.0         (2.1)           0.0
                                                                  ------------  -----------  ------------  ------------

Total expenses                                                          (373.1)      (165.7)       (806.2)       (417.2)
Income / (loss) from operations before income tax                        (58.4)        45.3         163.9         136.8
Income tax (expense) / benefit                                            15.4        (12.8)        (41.0)        (39.2)

NET INCOME / (LOSS)                                                    $ (43.0)     $  32.5       $ 122.9       $  97.6
                                                                  ============  ===========  ============  ============

PER SHARE DATA
Weighted average number of ordinary share and share
equivalents
Basic                                                               69,174,303   56,898,680    69,175,603    56,898,680
Diluted                                                             69,174,303   57,257,360    71,751,883    57,257,360

Basic earnings / (loss) per ordinary share                              ($0.62)      $ 0.57        $ 1.78        $ 1.72
Diluted earnings per ordinary share                                     ($0.62)      $ 0.57        $ 1.71        $ 1.70

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                 ($ in millions)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ----------------------------  --------------------------------
                                                                    2004             2003            2004             2003
                                                                 ------------   -------------  ----------------  --------------
                                                                 (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)

SHAREHOLDERS' EQUITY
Ordinary shares:
           Beginning of period                                        $1,092.7          $837.6         $1,090.8           $836.9
           New share issue costs                                           0.0             0.1              0.0              0.8
           Share-based compensation                                        1.3             6.5              3.2              6.5
                                                                 -------------  --------------  ---------------  ----------------
           End of period                                              $1,094.0          $844.2         $1,094.0           $844.2
                                                                 -------------  --------------  ---------------  ----------------

Retained earnings:
           Beginning of period                                           342.4            93.7            180.7             28.6
           Net income / (loss) for the period                            (43.0)           32.5            122.9             97.6
           Dividends paid                                                 (2.0)            0.0             (6.2)             0.0
                                                                 -------------  --------------  ---------------  ----------------
           End of period                                                $297.4          $126.2           $297.4           $126.2
                                                                 -------------  --------------  ---------------  ----------------

Cumulative foreign currency translation adjustments:
           Beginning of period                                            28.1            16.0             27.8             12.0
           Change for the period                                           1.8             1.5              2.1              5.5
                                                                 -------------  --------------  ---------------  ----------------
           End of period                                                 $29.9           $17.5            $29.9            $17.5
                                                                 -------------  --------------  ---------------  ----------------

Gain / (loss) on derivatives:
           Beginning of period                                             0.0             0.0              0.0              0.0
           Loss of derivatives                                            (2.2)            0.0             (2.2)             0.0
           Reclassification to interest payable                            0.3             0.0              0.3              0.0
                                                                 -------------  --------------  ---------------  ----------------
           End of period                                                 $(1.9)           $0.0            $(1.9)            $0.0
                                                                 -------------  --------------  ---------------  ----------------

Unrealized gains / (losses) on investments, net of taxes:
           Beginning of period                                            (9.7)            1.2             (0.6)             0.6
           Change for the period                                           8.0             1.8             (1.1)             2.4
                                                                 -------------  --------------  ---------------  ----------------
           End of period                                                 $(1.7)           $3.0            $(1.7)            $3.0
                                                                 -------------  --------------  ---------------  ----------------

Total accumulated other comprehensive income                             $26.3           $20.5            $26.3            $20.5
                                                                 -------------  --------------  ---------------  ----------------

Total Shareholders' Equity                                            $1,417.7          $990.9         $1,417.7           $990.9
                                                                 -------------  --------------  ---------------  ----------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                             OF COMPREHENSIVE INCOME
                                 ($ in millions)

                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                        --------------------------  ---------------------------
                                                                             2004          2003          2004          2003
                                                                        ------------  ------------  ------------  -------------
                                                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Net income / (loss)                                                            $(43.0)        $32.5        $122.9         $97.6
Other comprehensive income, net of taxes
                       Change in unrealized gains / (losses) on                   8.0           1.8          (1.1)          2.4
                       investments
                       Loss on derivatives                                       (1.9)          0.0          (1.9)          0.0
                       Change in unrealized gains on foreign currency
                       translation                                                1.8           1.5           2.1           5.5
                                                                         ------------  ------------  ------------  -------------
                       Other comprehensive income                                 7.9           3.3          (0.9)          7.9
                                                                         ------------  ------------  ------------  -------------
Comprehensive income / (loss)                                                  $(35.1)        $35.8        $122.0        $105.5
                                                                         ============  ============  ============  =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in millions)

                                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                                         ------------------------ -------------------------
                                                                            2004         2003         2004        2003
                                                                         ----------- ------------ ------------ ------------
                                                                         (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)

OPERATING ACTIVITIES:
Net income / (loss)                                                           $(43.0)       $32.5      $122.9       $97.6
ADJUSTMENTS:
Depreciation and amortization of premium or discount on investments              1.6         (1.0)        4.6         2.0
Share-based compensation expense                                                 1.3          6.5         3.2         6.5
Changes in insurance reserves:
                      Losses and loss adjustment expenses                      370.8        129.7       599.7       288.5
                      Unearned premiums                                        (11.7)       115.7       276.8       512.6
Changes in reinsurance balances:
                      Reinsurance recoverables                                 (98.2)       (24.4)     (115.4)      (32.5)
                      Ceded unearned premiums                                   14.2         16.8       (34.1)      (66.0)
Changes in accrued investment income and other receivables                      (7.8)       (21.5)       11.5       (67.0)
Changes in deferred policy acquisition costs                                     2.2        (49.1)      (49.6)      (96.7)
Changes in reinsurance premiums payable                                        (12.5)        28.5        26.9        77.8
Changes in premiums receivable                                                  72.1        (33.5)     (183.6)     (420.4)
Changes in accrued expenses and other payable                                  (69.7)        (6.1)       (6.3)       50.2
                                                                         ----------- ------------ -----------  ----------
                      Net Cash from operating activities                       219.3        194.1       656.6       352.6
                                                                         ----------- ------------ -----------  ----------
INVESTING ACTIVITIES:
Purchases of fixed maturities                                               (1,134.6)      (388.7)   (3,877.9)   (1,048.4)
Proceeds from sales and maturities of fixed maturities                         667.4        290.5     2,929.8       520.6
Net (purchases)/sales of short-term investments                                 56.1       (102.1)       88.8       263.9
Purchase of equipment                                                            0.0         (6.6)       (0.8)       (6.6)
                                                                         ----------- ------------ -----------  ----------
                      Net cash used in investing activities                   (411.1)      (206.9)     (860.1)     (270.5)
                                                                         ----------- ------------ -----------  ----------
FINANCING ACTIVITIES:
Proceeds from the issuance of ordinary shares, net of issuance costs             0.0          0.1         0.0         0.8
Dividends paid                                                                  (4.1)         0.0        (6.2)        0.0
Loss on derivatives                                                             (2.2)         0.0        (2.2)        0.0
Proceeds from long term debt                                                   249.3          0.0       249.3         0.0
                                                                         ----------- ------------ -----------  ----------
                      Net cash from financing activities                       243.0          0.1       240.9         0.8
                                                                         ----------- ------------ -----------  ----------
Effect of exchange rate movements on cash and cash equivalents                   8.6          0.2         9.3         0.3
                                                                         ----------- ------------ -----------  ----------
(Decrease) / increase in cash and cash equivalents                              59.8        (12.5)       46.7        83.2
Cash and cash equivalents at beginning of period                               217.7        105.3       230.8         9.6
                                                                         ----------- ------------ -----------  ----------
Cash and cash equivalents at end of period                                    $277.5        $92.8      $277.5       $92.8
                                                                         =========== ============ ===========  ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                                   $15.3        $11.3       $36.9       $11.3

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
               ($ in millions except share and per share amounts)

1.    General
      -------

      Aspen Insurance Holdings Limited ("Aspen", "Aspen Holdings" or the
      "Company"), is a Bermuda holding company. Aspen provides, through its principal operating subsidiaries, property and liability reinsurance in the global markets and property, liability, marine and aviation insurance principally in the United Kingdom and United States. The principal operating subsidiaries are Aspen Insurance UK Limited ("Aspen Re"), located in London, Aspen Insurance Limited ("Aspen Bermuda") located in
      Bermuda and Aspen Specialty Insurance Company Inc ("Aspen Specialty")
      located in Boston.

      The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
      Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
      considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December
      31, 2004. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation.
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

2. Reserves for Losses and Adjustment Expenses
   -------------------------------------------

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

                                                                                   AS AT          AS AT
                                                                                 SEPTEMBER    DECEMBER 31,
                                                                                  30, 2004        2003
                                                                                ------------- --------------

                                                                                      ($ IN MILLIONS)
Provision for losses and loss LAE at period start January 1, 2004 and 2003 respectively
                                                                                      $525.8          $93.9
Less reinsurance recoverable                                                           (43.6)         (12.5)
Net loss and LAE at period start January 1, 2004 and 2003
                                                                                ------------- --------------
                                                                                      $482.2          $81.4

Losses and LAE reserves of subsidiary at date of acquisition
                                                                                           -           22.4
Less reinsurance recoverable                                                               -          (15.9)
                                                                                ------------- --------------

Net losses and reserves of subsidiary at date of acquisition                            $0.0           $6.5

Provision for losses and LAE for claims incurred
       Current year                                                                    600.7          438.0
       Prior year                                                                      (34.0)          (9.6)
                                                                                ------------- --------------
       Total incurred                                                                 $566.7         $428.4
                                                                                ------------- --------------

Losses and payments for claims incurred                                                (82.4)         (53.9)
                                                                                ------------- --------------

Foreign exchange losses                                                                  7.4           19.8
                                                                                ------------- --------------

Net loss and LAE reserves at period end                                                973.9          482.2
Plus reinsurance recoverables on unpaid loss at end of period                          163.6           43.6
                                                                                ------------- --------------
Gross loss and LAE reserves at September 30, 2004 and December 31, 2003             $1,137.5         $525.8
                                                                                ============= ==============

For the nine months ended September 30, 2004, there was a reduction of our estimate of the ultimate claims to be paid in respect of the 2002 accident year of $14.1 million and $19.9 million in respect of the 2003 accident year. An analysis of this reduction by line of business is given on page 26 of this Form
10-Q.

3.    Debt and financing arrangements
      -------------------------------

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

      On October 15, 2003, the Company drew down $90 million on the facility at an initial interest rate of three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. The interest rate at September 30, 2004 was
      1.565%. On December 15, 2003, $50 million of the outstanding loan was repaid following receipt of funds from the initial public offering. We repaid the $40 million outstanding balance at the end of the October interest period from the proceeds of our issuance on August 16, 2004 of
      $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 pursuant to Rule 144A and Regulation S of the Securities Act.

4.    Earnings per ordinary share
      ---------------------------

      Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen's ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. In a loss making period the number of dilutive potential ordinary shares is considered to be zero.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 respectively:

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                --------------------     ----------------------
                                                                  2004        2003           2004        2003
                                                                ----------  --------     ------------  --------

Basic earnings / (loss) per share
               Net income                                         $(0.62)      $0.57        $1.78         $1.72

Diluted earnings / (loss) per share
               Net income                                         $(0.62)      $0.57        $1.71         $1.71

Weighted average ordinary shares outstanding                  69,174,303    56,898,680   69,175,603    56,898,680
Weighted average ordinary shares outstanding and dilutive
potential ordinary shares                                     69,174,303    57,257,360   71,751,883    57,257,360

5.    Stock-based compensation plans
      ------------------------------

      The Company has issued options under three schemes: investor options, employee options and restricted share units.

         Investor options. The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington
      Underwriting plc ("Wellington"), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the
      Wellington name and logo and the provision of certain outsourced services to the Company. The investor options confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen to Wellington and Appleby Trust
      (Bermuda) Limited (formerly Harrington Trust Limited) (the "Names'
      Trustee") on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially (pound)10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options became exercisable on the initial public offering of our ordinary shares. As a result of our initial public offering, the options will expire on June 21, 2012.

      In connection with our initial public offering, the Names' Trustee exercised 440,144 investor options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. On October 15, 2004 the Names' Trustee exercised 856,218 options, 5,538 on a cash basis and
      850,680 on a cashless basis, pursuant to which 135,321 ordinary shares were issued. The Names' Trustee currently holds 1,710,398 options.

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

      The Company follows Statement of Financial Accounting Standards No. 123,
      "Accounting for Stock-Based Compensation," which establishes a fair value-
      based method of accounting for share-based compensation plans.

      Compensation cost charged against income was $6.5 million for the nine months ended December 31, 2003 and $3.0 million in the nine months ended
      September 30, 2004. The per share weighted average fair value at grant date of the share options granted under the 2003 Share Incentive Plan is
      $5.31. This amount was estimated on the date of the grant using a modified
      Black-Scholes option pricing model under the following assumptions:
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

         Restricted share units. On March 12, 2004, the Board approved the grant of 37,665 restricted share units under the 2003 Share Incentive Plan to six employees of a subsidiary of the Company. Subject to the participants'
      continued employment, the units will vest in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and
      December 31, 2006. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participants'
      award agreement), on account of the participant's death or disability (as defined in such participants' award agreement), or, with respect to one of the participants, by the participant with good reason (as defined in such participants' award agreement). Compensation cost charged against income was $0.2 million for the nine months ended September 30, 2004.

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
      -----------------

      The Company has two reportable segments, reinsurance operations and insurance operations. The directors have determined these segments by reference to the organization structure of the business and the different services provided by the segments.

The following table provides a summary of the segment revenues and results for the three months and nine months ended September 30, 2004 and, 2003 and the reserves for losses and loss adjustment expenses as of September 30, 2004 and
September 30, 2003:

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 ----------------------------- ---------------------------------
                                                                      2004          2003             2004             2003
                                                                 ------------    ------------- ----------------   --------------

                                                                                       ($ IN MILLIONS)
Revenues:
Underwriting
             Total primary insurance operations                         $74.5            $54.8           $227.7           $135.3
             Total reinsurance operations                               218.9            151.9            698.5            403.7
                                                                 ------------    ------------- ----------------   --------------
Total underwriting                                                      293.4            206.7            926.2            539.0
Investment operations
             Net investment income                                       19.4              6.0             46.3             16.7
             Realised investment gains/(losses)                           1.9             (1.8)            (2.4)            (1.8)
                                                                 ------------    ------------- ----------------   --------------
Total investment operations                                              21.3              4.2             43.9             14.9
Other                                                                     0.0              0.1              0.0              0.1
                                                                 ------------    ------------- ----------------   --------------
                  Total Revenues                                       $314.7           $211.0           $970.1           $554.0
                                                                 ============    ============= ================   ==============

Expenses:
Underwriting  Claims and expenses
             Total primary insurance operations                        $(64.2)          $(41.3)         $(186.7)         $(103.8)
             Total reinsurance operations                              (304.7)          (124.4)          (613.6)          (313.4)
                                                                 ------------    ------------- ----------------   --------------
                  Total underwriting  claims and expenses              (368.9)          (165.7)          (800.3)          (417.2)
Investment Operations
             Investment and investment management expenses              $(0.8)            $0.0            $(1.3)            $0.0
             Realized foreign exchange gains / (losses)                   1.4              0.0              0.7              0.0
             Interest expense                                            (2.7)             0.0             (3.2)             0.0
             Other expense                                               (2.1)             0.0             (2.1)             0.0
                                                                 ------------    ------------- ----------------   --------------
                  Total Expenses                                      $(373.1)         $(165.7)         $(804.8)         $(417.2)
                                                                 ============    ============= ================   ==============
INCOME / (LOSS) FROM OPERATIONS BEFORE INCOME TAXES:
Underwriting
             Total primary insurance operations                         $10.4            $13.5            $41.0            $31.5
             Total reinsurance operations                               (85.9)            27.5             84.9             90.3
                                                                 ------------    ------------- ----------------   --------------
                  Total underwriting                                    (75.5)            41.0            125.9            121.8
Investment operations
             Net investment income                                      $19.4             $6.0            $46.3            $16.7
             Realized investment gains/(losses)                           1.9             (1.7)            (2.4)            (1.7)
             Investment and investment management expenses               (0.8)             0.0             (1.3)             0.0
                                                                 ------------    ------------- ----------------   --------------
             Total investment operations                                 20.5              4.3             42.6             15.0
                                                                 ------------    ------------- ----------------   --------------
             Interest expense                                            (2.7)             0.0             (3.2)             0.0
Foreign exchange gains/(losses) and other                                (0.7)             0.0             (1.4)             0.0
                                                                 ------------    ------------- ----------------   --------------
             Total income / (loss) before income taxes                  (58.4)            45.3            163.9            136.8
                                                                 ============    ============= ================   ==============

7.       Commitments and contingencies
         -----------------------------

         In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of September 30, 2004, letters of credit with an aggregate amount of $55.5 million (December 31, 2003 - $24.6 million) and (pound)47.4 million (December 31, 2003 - (pound)47.4 million) were outstanding respectively. As of September 30, 2004 the
         Company had funds on deposit of $60.7 million and (pound)51.5 million
         (December 31, 2003 - $30 million - (pound)47.4 million) as collateral for the letters of credit.

         For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S.
         cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's
         U.S. reinsurance liabilities. The balance of our total investments held in trust was $358.1 million at September 30, 2004 (December 31, 2003 -
         $25.6 million). Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at September 30, 2004 was $5.5 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a
         Canadian insurance license. The initial minimum trust fund amount was
         Can$25.0 million. The balance held in the trust at September 30, 2004 was Can$49.4 million. Aspen Specialty has a total of $7.4 million on deposit with U.S. States in order to satisfy state regulations for writing business there.

         Amounts outstanding under operating leases as of September 30, 2004 were:

                                                          DUE IN
                                                                                        GREATER
                                   LESS THAN                                            THAN 5
                                    1 YEAR        1-3 YEARS     3-4 YEARS   4-5 YEARS    YEARS
                                   -----------    ---------     ---------   ---------   -------

                                                      ($ IN MILLIONS)

     Operating Lease Obligations          2.5         1.6        0.6        0.6         3.0

8.       Investments
         -----------

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

                                                               AS AT SEPTEMBER 30, 2004
                                          ------------------------------------------------------------------
                                                                 GROSS             GROSS
                                               COST OR        UNREALIZED         UNREALIZED      ESTIMATED
                                           AMORTIZED COST        GAINS            LOSSES         FAIR VALUE
                                          -----------------  --------------  ---------------- ---------------

                                                                    ($ IN MILLIONS)
Investments (excluding cash)
US government and agencies.............     $873.6             $0.8             $(1.4)             $873.0
Corporate securities...................      525.0              1.2              (1.5)              524.7
Foreign government.....................      212.8              0.7              (0.4)              213.1
Municipals.............................        1.1              0.0               0.0                 1.1
Asset backed securities................      225.7              0.1              (1.4)              224.4
Mortgage backed securities.............      159.5              0.5              (1.9)              158.1
                                         ---------           ------             ------          ---------
Total fixed maturities.................    1,997.7              3.3              (6.6)            1,994.4
Short - term investments...............      479.6              0.0              (0.2)              479.4
                                         ---------           ------             ------          ---------
     Total.............................   $2,477.3             $3.3             $(6.8)           $2,473.8
                                         =========           ======             ======          =========

                                                               AS AT SEPTEMBER 30, 2004
                                          ------------------------------------------------------------------
                                                                 GROSS             GROSS
                                               COST OR        UNREALIZED         UNREALIZED      ESTIMATED
                                           AMORTIZED COST        GAINS            LOSSES         FAIR VALUE
                                          -----------------  --------------  ---------------- ---------------

                                                                    ($ IN MILLIONS)
Investments (excluding cash)
US government and agencies.............     $636.9             $1.1             $(0.1)             $637.9
Corporate securities...................       71.2              0.2              (0.1)               71.3
Foreign government.....................      136.3              0.0              (2.0)              134.3
Municipals.............................        2.0              0.0               0.0                 2.0
Asset backed securities................      135.9              0.1              (0.6)              135.4
Mortgage backed securities.............       66.5              0.8              (0.1)               67.2
                                         ---------           ------             ------          ---------
Total fixed maturities.................    1,048.8              2.2              (2.9)            1,048.1
Short - term investments...............      568.1              0.1                -                568.2
                                         ---------           ------             ------          ---------
     Total.............................   $1,616.9             $2.3             $(2.9)           $1,616.3
                                         =========           ======             ======          ==========

9.       Derivative Contracts
         --------------------

         i) On August 17, 2004, Aspen Bermuda entered into a risk transfer swap
         ("cat swap") with a non-insurance counterparty. The cat swap is for a
         3-year term during which Aspen Bermuda will pay quarterly "premiums" or spread, applied to a notional amount ($100,000,000). In return Aspen
         Bermuda will receive a portion or the entire notional amount only in instances where industry losses on Florida hurricanes or California earthquakes exceed pre-agreed amounts.

         This cat swap falls under the requirement of SFAS 133 `Accounting for
         Derivative Instruments and Hedging Activities', as amended ("SFAS 133")
         and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

         As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the cat swap market. The amount recognized could be materially different from the amount realized in an actual sale.

         ii) On July 7, 2004 the Company entered into a forward starting interest rate swap ("swap"). The swap was designated as a cash flow hedge of a forecast transaction as it was intended to hedge against the variability of the Company's interest payments under the Company's then proposed debt issuance which was completed in August 2004.

         The swap falls under the requirements of SFAS 133 and was measured at fair value with changes to fair value being included in other comprehensive income as hedge accounting was appropriate and there was no ineffective portion.

         The swap was unwound as the Company issued the 10-year notes in August
         2004. The realized loss of $2.2 million recorded in other comprehensive income will be reclassified to earnings as interest income using the level yield method over the term of the debt. In the three months ended
         September 30, 2004 $0.3 million was reclassified to earnings and we estimate that an additional $0.2 million of the realized loss will be reclassified into earnings within the next twelve months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2004 and
2003. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal period ended December 31, 2003, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our Financial Statements in our 2003
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

OVERVIEW

Aspen is a Bermuda holding company. Aspen provides, through its operating subsidiaries, property and liability reinsurance in the global markets and property, liability, aviation and marine insurance principally in the United
Kingdom and the United States. The principal operating subsidiaries are Aspen
Re, located in London, Aspen Bermuda, located in Bermuda, and Aspen Specialty, located in Boston.

The net result after tax for the third quarter of 2004 was a loss of $(43.0)
million, compared to a profit of $32.5 million for the third quarter of 2003.

Our third quarter operating performance has suffered from the hurricane losses which affected the south eastern United States and typhoon losses in Japan. Our pre-tax expense for these storms net of reinsurance, but including the cost of reinstatement premiums, is $181 million which impacted earnings by $145 million after tax. The storms affect 4 of our 6 reported classes of business but the major impact was on property reinsurance which has loss provisions net of reinsurance of $153 million. Specialty reinsurance accounted for storm loss provisions of $12 million mainly related to marine losses from Hurricane Ivan and property insurance accounted for $6 million. Casualty reinsurance incurred an auto loss of $1 million from the impact of Hurricane Ivan on the Cayman
Islands.

In the third quarter we released $10.9 million of reserves which is equivalent to a reduction of 3.7% in the combined ratio for the quarter. An explanation of this release is given below under the heading "Reserves for losses and loss expenses".

On August 16, 2004 we closed our offering of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 under Rule 144A and Regulation S under the
Securities Act of 1933, which resulted in gross proceeds to us of approximately
$249.3 million. The proceeds from the offering were used to repay $40 million of borrowings outstanding under our existing credit facilities with the balance contributed to Aspen Bermuda.

The contribution to our results from investment income continues to increase as a result of positive cash flow from operations and through the proceeds from the issuance of our Senior Notes. Cash flow from operations was $219.3 million for the third quarter of 2004, $228.7 million for the second quarter of 2004 and
$208.6 million for the first quarter of 2004. During the third quarter of 2004, we continued to take a cautious view on interest rates and our portfolio of fixed income securities was positioned to seek to protect capital from the negative impact of rising rates with an average duration of 1.6 years, and 1.9 years excluding money market funds.

OUTLOOK AND TRENDS

In respect of the current market conditions, we believe that the significant losses experienced by the industry in the third quarter of 2004 will lead to increases in price and improvements in terms and conditions for wind exposed property business in the United States.

Our casualty reinsurance lines continue to enjoy favourable conditions with overall rate increases of approximately 8% on average for the year-to-date. Our overall outlook for the casualty reinsurance book is positive to stable.

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

The development of the business of Aspen Specialty has been slower than we had expected but we have succeeded in attracting a very strong, experienced underwriting team and we are now seeing an increasing amount of business and are receiving very positive support from brokers. In order to further enhance Aspen
Specialty's reach, we have opened offices in Scottsdale, Arizona and Atlanta,
Georgia.

RECENT DEVELOPMENTS

On October 19, 2004 Aspen Re entered into an agreement for 15-year leases of office space in London of approximately 49,500 square feet. See "Liquidity and
Capital Resources."

On October 15, 2004, a registration statement for sale of Aspen ordinary shares in a non-underwritten offering of up to 212,743 of our ordinary shares by one of our existing shareholders, Appleby Trust (Bermuda) Limited, formerly known as
Harrington Trust Limited (the "Names' Trustee") was declared effective. In connection with this non-underwritten offering, the Names' Trustee exercised
856,218 investor options on a cash and cashless basis on October 15, 2004, pursuant to which 135,321 ordinary shares were issued and Aspen received approximately $110,000. The Names' Trustee currently holds 1,710,398 options.

On September 30, 2004, we announced that, in accordance with our strategy to build on our presence in the U.S., London and Bermuda, we will expand our
Bermuda property reinsurance underwriting activities, primarily to service our existing client base in the U.S. and Japan. To support this expansion, we have allocated an additional $200 million of capital to Aspen Bermuda and several of our underwriters will move to Bermuda. We also intend to diversify our operations in London, including in the marine and aviation lines.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended September 30, 2004 and 2003.

     Gross Premiums Written. For the three months ended September 30, 2004, gross premiums written were $349.4 million, a 5.3% increase over the $331.8 million written for the three months ended September 30, 2003. The main contributions to the increase were the new operations established in 2004 by
Aspen Specialty and Aspen Re America and the new business line of marine and aviation based in the United Kingdom.

     Reinsurance ceded. Reinsurance premiums ceded for the three months ended
September 30, 2004 were $53.5 million compared to premiums ceded of $36.7 million for the three months ended September 30, 2003. The significant increase in reinsurance premiums ceded is mainly due to the recognition of reinstatement premiums due in order to reinstate covers after the windstorms.

     Net premiums written. Net premiums written for the three months ended
September 30, 2004 were $295.9 million compared to $295.1 million in the comparative period. The lack of any significant change over the prior year is due to the additional gross written premiums written in 2004 being offset by the increase in reinsurance premiums required after the windstorms.

     Net premiums earned. Net premiums earned for the three months ended
September 30, 2004 were $293.4 million representing an increase of 41.9% over the comparable period in 2003. The increase was due to premiums written in the second half of 2003 earning through in 2004 being more material than premiums written in 2002 earning through in 2003. The impact of 2002 business is less material as we only commenced operating half way through 2002 and written premiums were therefore significantly lower than in subsequent years.

     Insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses for the three months ended September 30, 2004 were $303.2 million, an overall increase of $192.7 million compared to the three months ended September 30, 2003. Given the increase in earned premium an increase in recognised losses is expected but the size of the increase in this quarter is due to the recognition of windstorm losses.

     Policy acquisition expenses. Policy acquisition expenses for the three months ended September 30, 2004 were $40.0 million, representing 13.7% of net premiums earned, compared to $36.3 million for the three months ended September
30, 2003 which represented 17.9 % of net premiums earned for that period. The reduction in the ratio of acquisition expenses to net premiums earned is mainly driven by reductions in profit commission due on property reinsurance policies following the windstorms.

     Operating and administrative expenses. Operating and administrative expenses for the three months ended September 30, 2004 were $26.5 million, which was an increase of $7.6 million compared to the three months ended September 30,
2003. The increase over 2003 was due to a number of factors the most significant of which was the growth in the infrastructure of the group reflecting the overall expansion both in terms of premium volumes and operating locations resulting in increased staff costs, increased accommodation and IT costs.

     Net investment income. Net investment income of $19.4 million for the three months ended September 30, 2004 represented an increase of 223.3% over the net investment income of $6.0 million for the three months ended September 30, 2003.
The increase was due to favourable movements in interest rates but more significantly due to a 114% increase in the value of cash and investments as at
September 30, 2004 compared to September 30, 2003.

     Income/(loss) before tax. Loss before tax for the three months ended
September 30, 2004 was $(58.4) million, compared to $45.3 million for the three months ended September 30, 2003. The loss for the three months ended September
30, 2004 was the direct result of losses associated with windstorms.

     Income tax expense. A credit for income tax has been recognised in the three months ended September 30, 2004 due to the reported losses in the period.
The annual expected tax rate was reduced to 25% from the 28.3% tax rate in the comparative period as a greater proportion of the Company's profit emanates from our Bermudian operations which are not subject to tax.

     Net income/(loss). The result for the three months ended September 30, 2004 was a loss of $(43.0) million, equivalent to $(0.62) loss earnings per basic share and $(0.62) fully diluted loss earnings per share on the basis of the weighted average number of shares in issue during the three months ended
September 30, 2004. Net income for the three months ended September 30, 2003 was
$32.5 million, equivalent to $0.57 earnings per basic share and $0.57 fully diluted earnings per share.

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

     The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the three months ended September 30, 2004 and September 30, 2003:

                                                         THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2004                  SEPTEMBER 30, 2003
                                                 ----------------------------------  ----------------------------------
                                                 REINSURANCE   INSURANCE  TOTAL      REINSURANCE  INSURANCE   TOTAL
                                                 ------------  ---------  ---------  -----------  ----------  ---------
                                                                            ($ IN MILLIONS)

Gross premiums written                                 $231.2     $118.2     $349.4       $212.6      $119.2     $331.8
Net premiums written                                    189.1      106.8      295.9        183.9       111.2      295.1
Gross premiums earned                                   273.7       87.4      361.1        200.7        59.8      260.5
Net premiums earned                                     218.9       74.5      293.4        151.9        54.8      206.7
Expenses:
Losses and loss expenses                               (254.4)     (48.8)    (303.2)       (76.7)      (33.8)    (110.5)
Policy acquisition, operating and
administrative expenses                                 (50.4)     (16.1)     (66.5)       (47.7)       (7.5)     (55.2)
                                                 ------------  ---------  ---------  -----------  ----------  ---------
Underwriting profit / (loss) before investment          (85.9)       9.6      (76.3)        27.5        13.5       41.0
income                                           ============  =========  =========  ===========  ==========  =========
Investment income                                                              19.4                                 6.0
Other net income and interest expense                                          (4.8)                                0.1
Net realized gains / losses                                                     3.3                                (1.8)
                                                                          ---------                           ---------
Income from operations before income tax                                      (58.4)                               45.3
                                                                          =========                           =========
Net reserves for loss and loss adjustment
expenses                                               $698.6     $275.3     $973.9       $240.4       $96.4     $336.8

RATIOS
Loss ratio                                               116%        65%       103%          51%         62%        53%
Expense ratio                                             23%        22%        23%          31%         13%        27%
                                                 ------------  ---------  ---------  -----------  ----------  ---------
Combined ratio                                           139%        87%       126%          82%         75%        80%
                                                 ============  =========  =========  ===========  ==========  =========

The loss ratio is calculated by dividing losses and loss expenses by net premiums earned. The expense ratio is calculated by dividing policy acquisition, operating and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and expense ratio.

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

     Our specialty reinsurance line of business includes aviation and marine reinsurance. In 2003 we also included under this heading our quota share reinsurances of Syndicates 2020 and 3030 in respect of the lines of business that we do not write under our own name, including marine, energy, accident and health and aviation risks. Our quota share reinsurance of Syndicate 2020 did not continue into 2004 and the quota share of Syndicate 3030 was discontinued after
2002.

     The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the three months ended September 30, 2004 and 2003:

                                                THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                SEPTEMBER 30, 2004                             SEPTEMBER 30, 2003
                                   ---------------------------------------------  ----------------------------------------------
                                    PROPERTY    CASUALTY   SPECIALTY       TOTAL   PROPERTY    CASUALTY   SPECIALTY       TOTAL
                                   ---------  ----------   ---------    -------- -----------  ---------  ----------    ---------

                                                                         ($ IN MILLIONS)

Gross premiums written                $139.5       $83.4        $8.3      $231.2     $167.3       $53.5       $(8.2)     $212.6
Net premiums written                   100.6        82.5         6.0       189.1      134.6        55.3        (6.0)      183.9
Gross premiums earned                  155.2        91.9        26.6       273.7      111.8        42.8        46.1       200.7
Net premiums earned                    105.9        88.1        24.9       218.9       70.8        41.6        39.5       151.9
Losses and loss expenses              (172.6)      (63.9)      (17.9)     (254.4)     (23.2)      (31.0)      (22.5)      (76.7)
Policy acquisition, operating
and administration expenses            (30.1)      (15.5)       (4.8)      (50.4)     (33.5)       (9.1)       (5.1)      (47.7)
                                   ---------  ----------   ---------    -------- -----------  ---------  ----------    ---------
Underwriting profit / (loss)          $(96.8)       $8.7        $2.2      $(85.9)     $14.1        $1.5       $11.9       $27.5
                                   =========  ==========   =========    ======== ===========  =========  ==========    =========
before investment income

Ratios
Loss ratio                              163%         72%         72%        116%        33%         74%         57%         51%
Expense ratio                            28%         18%         19%         23%        47%         22%         13%         31%
                                   ---------  ----------   ---------    -------- -----------  ---------  ----------    ---------
Combined ratio                          191%         90%         91%        139%        80%         96%         70%         82%
                                   =========  ==========   =========    ======== ===========  =========  ==========    =========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE THREE MONTHS ENDED
SEPTEMBER 30, 2003

     Gross Written Premiums. Gross premiums written for the three months ended
September 30, 2004 were $231.2 million, an increase of 8.7% over the equivalent period in 2003. This increase in gross premiums written was driven by a $46.4 million increase in casualty and specialty reinsurance premiums offset by a
$27.8 million reduction in property reinsurance. The increase in the casualty business was due to our expansion of our U.S. casualty business and timing differences due to some clients bringing forward their renewal dates compared to
2003. The movement in the specialty business is due to downward adjustment in premium estimates having been recognised in 2003 and not in 2004. Property reinsurance has suffered a reduction in premiums due to a decision not to renew the Wellington Underwriting Inc. binding authority and a number of large contracts initially written in the third quarter of 2003 renewing in the second quarter of 2004.

     Losses and loss adjustment expenses. Losses and loss adjustment expenses were $254.4 million for the three months ended September 30, 2004, representing
116.2% of net earned premiums for the three months ended September 30, 2004. The increase in the loss ratio by 65% from the three months ended September 30, 2003 has been due to the $165.7 million of net losses incurred following the windstorms during the third quarter of 2004.

     Policy acquisition, operating and administration expenses. Total expenses were $50.4 million for the three months ended September 30, 2004, an increase of
5.7% compared to the three months ended September 30, 2003. This is broadly in line with the increase in gross written premiums but also takes into account lower levels of profit commission payable in the quarter due to the windstorm losses.

INSURANCE

     We write commercial property, commercial liability and marine and aviation insurance. Our commercial property line of business is primarily composed of
U.K. commercial property insurance. Commercial property also includes our U.S.
excess and surplus lines property business written through Aspen Specialty and the worldwide property account written by Aspen Re.

     The commercial liability line of business consists of U.K. employers' and public liability insurance. Commercial liability also includes our U.S. excess and casualty business written through Aspen Specialty. During the quarter we also established a new marine insurance team writing both hull and energy business. The results from the new marine and aviation classes are reported as a separate line of business within our insurance segment.

     The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the three months ended September 30, 2004 and 2003:

                                           THREE MONTHS ENDED                                  THREE MONTHS ENDED
                                           SEPTEMBER 30, 2004                                  SEPTEMBER 30, 2003
                            -------------------------------------------------  ------------------------------------------------
                            COMMERCIAL   COMMERCIAL    MARINE &                COMMERCIAL   COMMERCIAL    MARINE &
                             PROPERTY     LIABILITY    AVIATION      TOTAL      PROPERTY     LIABILITY    AVIATION       TOTAL
                            ----------   ----------    --------     --------   ----------   ----------   ----------     -------
                                                                       ($ IN MILLIONS)

Gross premiums written            $37.1        $69.5        $11.6      $118.2        $22.4        $96.8         $0.0       $119.2
Net premiums written               33.2         62.5         11.1       106.8         21.9         89.3          0.0        111.2
Gross premiums earned              26.7         58.2          2.5        87.4         13.3         46.5          0.0         59.8
Net premiums earned                21.3         50.9          2.3        74.5         11.9         42.9          0.0         54.8
Losses and loss expenses           (9.9)       (36.8)        (2.1)      (48.8)        (7.1)       (26.7)         0.0        (33.8)
Policy acquisition,
operating and
administration expenses            (6.4)        (9.1)        (0.6)      (16.1)        (2.8)        (4.7)         0.0         (7.5)

Underwriting profit /
(loss) before investment      ----------   ----------    --------     --------   ----------   ----------   ----------     -------
income                             $5.0         $5.0        $(0.4)       $9.6         $2.0        $11.5         $0.0        $13.5
                              ==========   ==========    ========     ========   ==========   ==========   ==========     =======

RATIOS
Loss ratio                          47%          72%          91%         65%          60%          62%           0%          62%
Expense ratio                       30%          18%          26%         22%          23%          11%           0%          13%
                              ----------   ----------    --------     --------   ----------   ----------   ----------     -------
Combined ratio                      77%          90%         117%         87%          83%          73%           0%          75%
                              ==========   ==========    ========     ========   ==========   ==========   ==========     =======

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE THREE MONTHS ENDED
SEPTEMBER 30, 2003

     Gross Premiums Written. Gross premiums written for the three months ended
September 30, 2004 were $118.2 million, a 0.8% decrease from the three months ended September 30, 2003. The growth in the property segment reflected the contribution from our worldwide property insurance team which commenced underwriting at the end of 2003 as well as a contribution from Aspen Specialty.
The remaining $11.6 million increase in premiums is due to the new marine insurance team. The reduction in commercial liability insurance is due to a number of policies not renewing in 2004 and the impact of policies written in
2003 which have yet to renew as they have duration of greater than one year.

     Losses and loss adjustment expenses. Total loss and loss adjustment expenses were $48.8 million and are predominately incurred but not reported
("IBNR") provisions. The reduction in the commercial property loss ratio was due to a $2.0 million favourable development on prior year reserves.

     Policy acquisition, operating and administration expenses. Total expenses were $16.1 million for the three months ended September 30, 2004. The increase over the comparative period was due to the change in business mix associated with the establishment of our U.S. insurance operations, Aspen Specialty, our worldwide property team and our marine team.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following is a discussion and analysis of the Company's consolidated results of operations for the nine months ended September 30, 2004 and 2003.

     Gross Premiums Written. For the nine months ended September 30, 2004, gross premiums written were $1,370.0 million, a 17.9% increase over the $1,161.8 million written for the nine months ended September 30, 2003. The increase was due to our decision to expand our casualty reinsurance book, which has expanded by 51% from $260.3 million for the nine months ended September 30, 2003 to
$393.0 million for the nine months ended September 30, 2004, and the development of our U.K. insurance division which has increased by 29% over the corresponding period in 2003.

     Reinsurance ceded. Reinsurance premiums ceded for the nine months ended
September 30, 2004 were $201.1 million compared to $200.7 million for the nine months ended September 30, 2003. Although in aggregate the total reinsurance premiums are consistent with the comparative period, as a percentage of gross written premiums the reinsurance ceded has decreased from 17.3% to 14.7%. The reduced percentage reflects the decision to increase our retentions in 2004 and the impact of our decision not to renew certain quota share agreements.
Offsetting these reductions is our requirement to reinstate reinsurance contracts following the windstorms and new reinsurance purchased to protect new classes of business.

     Net premiums written. Net premiums written for the nine months ended
September 30, 2004 were $1,168.9 million. This represents a 21.6% increase over the equivalent period in 2003 and is a consequence of the growth in casualty reinsurance and U.K. insurance, together with the increase in net retentions.

     Net premiums earned. Net premiums earned for the nine months ended
September 30, 2004 were $926.2 million, an increase of 71.8% over the comparative period. The increase is due to the earn-out of 2003 premiums in 2004 whereas in 2003 the level of premiums earned from 2002 policies was significantly lower because the Company wrote a lower amount of business in
2002.

     Insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses for the nine months ended September 30, 2004 were $566.7 million, which was an increase of $290.3 million compared to the nine months ended September 30, 2003. This increase was due to the requirement to reserve for the increase in business but more significantly as a result of the losses incurred from the windstorms which occurred during the third quarter of 2004.
The total reported losses for the first nine months of 2004 have been reduced by a $34.0 million release from prior year reserves.

     Policy acquisition, operating and administrative expenses. Policy acquisition expenses for the nine months ended September 30, 2004 were $164.2 million representing 17.7% of net premiums earned. This represented a slight reduction from acquisition expenses for the nine months ended September 30, 2003 which were $107.4 million, representing 19.9% of net premiums earned. The reduction was due to the increase in casualty reinsurance business written in
2004 compared to 2003 which attracted a lower commission rate than our property reinsurance business. Operating and administrative expenses have increased from
6.2% for the nine months ended September 30, 2003 to 7.6% for the nine months ended September 30, 2004. The increase was due to the additional costs incurred in expanding our business and establishing new underwriting teams.

     Net investment income. Net investment income of $46.3 million for the nine months ended September 30, 2004 represents an increase of 277% over the $16.7 million earned in the nine months ended September 30, 2003. The increase was due to favourable movements in interest rates, but more significantly due to a 207%
increase in the value of cash and investments held by the group.

     Income before tax. Income before tax for the nine months ended September
30, 2004 was $163.9 million, compared to $136.8 million for the nine months to
September 30, 2003. The $27.1 million increase is consistent with the increase in business earned in the period after the impact of windstorms.

     Income tax expense. Income tax expense for the nine months ended September
30, 2004 was $41.0 million. Our consolidated tax rate for the nine months ended
September 30, 2004 was 25%, compared to the tax rate of 28.7% for the nine months ended September 30, 2003. The higher rate for the comparative period reflects the fact that the Bermudian operations, which are not subject to tax, were in their set up phase and were not making a significant contribution at that time. We consider that the tax rate reported for the nine months ended
September 30, 2004 to be more representative of future performance.

     Net income. Net income for the nine months ended September 30, 2004 was
$122.9 million, equivalent to $1.78 earnings per basic share and $1.71 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the nine months ended September 30, 2004 compared to $1.72 earnings per basic share and $1.70 fully diluted earnings per share for the nine months ended September 30, 2003.

UNDERWRITING RESULTS BY OPERATING SEGMENTS

     The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the nine months to September 30, 2004 and September 30, 2003:

                                                      NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2004                    SEPTEMBER 30, 2003
                                               ----------------------------------    ----------------------------------
                                               REINSURANCE   INSURANCE     TOTAL     REINSURANCE   INSURANCE     TOTAL
                                               -----------   ---------    -------    -----------   ---------   --------
                                                                          ($ IN MILLIONS)

Gross premiums written                            $1,082.6      $287.4   $1,370.0         $939.6      $222.2   $1,161.8
Net premiums written                                 925.8       243.1    1,168.9          760.0       201.1      961.1
Gross premiums earned                                827.8       265.4    1,093.2          521.0       145.9      666.9
Net premiums earned                                  698.5       227.7      926.2          403.7       135.3      539.0
Expenses:
Losses and loss expenses                            (433.4)     (133.3)    (566.7)        (193.3)      (83.1)    (276.4)
Policy acquisition, operating and                   (180.5)      (54.4)    (234.9)        (120.1)      (20.7)    (140.8)
administrative expenses
Underwriting profit before investment
income                                                84.6        40.0      124.6           90.3        31.5      121.8
                                               ===========   =========    =======    ===========   =========   ========
Investment income                                                            46.3                                  16.7
Other net income and interest expense                                        (5.3)                                  0.1
Net realized gains / (losses)                                                (1.7)                                 (1.8)
                                                                          -------                              --------
Income from operations before income tax                                    163.9                                 136.8
                                                                          =======                              ========
Net reserves for loss and loss adjustment
expenses                                            $698.6      $275.3     $973.9         $240.4       $96.4     $336.8

RATIOS
Loss ratio                                             62%         58%        61%            48%         62%        51%
Expense ratio                                          26%         24%        26%            30%         15%        26%
                                               -----------   ---------    -------    -----------   ---------   --------
Combined ratio                                         88%         82%        87%            78%         77%        77%
                                               ===========   =========    =======    ===========   =========   ========

REINSURANCE

     The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the nine months ended September 30, 2004:

                                           NINE MONTHS ENDED                             NINE MONTHS ENDED
                                           SEPTEMBER 30, 2003                            SEPTEMBER 30, 2004
                                ------------------------------------------    ------------------------------------------
                                PROPERTY   CASUALTY   SPECIALTY      TOTAL    PROPERTY   CASUALTY   SPECIALTY      TOTAL
                                --------   --------   ---------    -------    --------   --------   ---------     ------
                                                                   ($ IN MILLIONS)

Gross premiums written            $618.8     $393.0       $70.8   $1,082.6      $555.4     $260.3      $123.9     $939.6
Net premiums written               474.5      383.8        67.5      925.8       398.5      251.5       110.0      760.0
Gross premiums earned              479.6      255.2        93.0      827.8       295.0      106.6       119.4      521.0
Net premiums earned                361.2      248.5        88.8      698.5       197.4      100.8       105.5      403.7
Losses and loss expenses          (215.9)    (173.6)      (43.9)    (433.4)      (60.0)     (72.0)      (61.3)    (193.3)
Policy acquisition,
operating and
administration expenses           (113.0)     (50.6)      (16.9)    (180.5)      (76.8)     (22.0)      (21.3)    (120.1)
                                --------   --------   ---------    -------    --------   --------   ---------     ------
Underwriting profit before
investment income                  $32.3      $24.3       $28.0      $84.6       $60.6       $6.8       $22.9      $90.3
                                ========   ========   =========    =======    ========   ========   =========     ======
RATIOS
Loss ratio                           60%        70%         49%        62%         30%        71%         58%        48%
Expense ratio                        31%        20%         19%        26%         39%        22%         20%        30%
                                --------   --------   ---------    -------    --------   --------   ---------     ------
Combined ratio                       91%        90%         68%        88%         69%        93%         78%        78%
                                ========   ========   =========    =======    ========   ========   =========     ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

     Gross Written Premiums. Gross premiums written for the nine months ended
September 30, 2004 were $1,082.6 million, an increase of 15.2% over the equivalent period in 2003. In accordance with our strategy, gross premiums written for our casualty reinsurance line of business increased by 51.0%
compared to the nine months ended September 30, 2003. The decrease in premiums from the specialty class is due to the non renewal of the 2003 quota share agreement with Syndicate 2020.

     Losses and loss adjustment expenses. Losses and loss adjustment expenses were $433.4 million for the nine months ended September 30, 2004, representing
62.0% of net earned premiums. The 14% increase in loss ratio from the 48.0% loss ratio for the nine months ended September 30, 2003 is a result of the recognition of windstorm claims offset by a $23.5 million release from prior year reinsurance reserves.

     Policy acquisition, operating and administration expenses. Total expenses were $180.5 million for the nine months ended September 30, 2004, equivalent to
25.8% of net earned premiums. The increase from $120.1 million for the nine months ended September 30, 2003 was due to the additional operational resources required by the Company to service the growth in premiums.

INSURANCE

     The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the nine months ended September 30, 2004:

                                             NINE MONTHS ENDED                             NINE MONTHS ENDED
                                             SEPTEMBER 30, 2004                            SEPTEMBER 30, 2003
                                --------------------------------------------  --------------------------------------------
                                COMMERCIAL   COMMERCIAL   MARINE &            COMMERCIAL   COMMERCIAL   MARINE &
                                 PROPERTY     LIABILITY   AVIATION    TOTAL    PROPERTY     LIABILITY   AVIATION    TOTAL
                                ----------- ------------ ---------- --------  ----------   -----------  ---------   ------
                                                                    (IN US$ MILLIONS)

Gross premiums written                $92.8       $183.0      $11.6   $287.4        $59.1       $163.1       $0.0   $222.2
Net premiums written                   70.2        161.8       11.1    243.1         56.6        144.5        0.0    201.1
Gross premiums earned                  72.3        190.6        2.5    265.4         30.8        115.1        0.0    145.9
Net premiums earned                    56.2        169.2        2.3    227.7         28.0        107.3        0.0    135.3
Losses and loss expenses              (27.3)      (103.9)      (2.1)  (133.3)       (15.9)       (67.2)       0.0    (83.1)
Policy acquisition, operating         (16.7)       (37.1)      (0.6)   (54.4)        (6.4)       (14.3)       0.0    (20.7)
and administration expenses
                                ----------- ------------ ---------- --------  ----------   -----------  ---------   ------
Underwriting profit before
investment income                    $12.2         $28.2     $(0.4)    $40.0         $5.7        $25.8       $0.0    $31.5
                                =========== ============ ========== ========  ==========   ===========  =========   ======

RATIOS
Loss ratio                              48%          61%        91%      58%          57%          63%         0%      61%
Expense ratio                           30%          22%        26%      24%          23%          13%         0%      15%
                                ----------- ------------ ---------- --------  ----------   -----------  ---------   ------
Combined ratio                          78%          83%       117%      82%          80%          76%         0%      76%
                                =========== ============ ========== ========  ==========   ===========  =========   ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THE NINE MONTHS ENDED
SEPTEMBER 30, 2003

     Gross Premiums Written. Gross premiums written for the nine months ended
September 30, 2004 were $287.4 million, a 29.3% increase from the nine months ended September 30, 2003. This increase was due to the commencement of underwriting by Aspen Specialty, our worldwide property account and our new marine insurance class.

     Losses and loss adjustment expenses. Total loss and loss adjustment expenses were $133.3 million and are predominately IBNR provisions. The reduction in earned loss ratios for business written in 2004 was due to the relatively low level of claims experienced in 2004 and the release of $10.5 million of prior year reserves.

     Policy acquisition, operating and administration expenses. Total expenses were $54.4 million for the nine months ended September 30, 2004, equivalent to
23.9% of net earned premiums. This increase from $20.7 million for the nine months ended September 30 2003 was due to the set up costs associated with the establishment of our U.S. insurance operations, Aspen Specialty, our worldwide property team and the marine team, the costs of which are first reflected in
2004.

RESERVES FOR LOSSES AND LOSS EXPENSES

     As of September 30, 2004, the Company had gross accrued losses and loss adjustment expense reserves of $1,137.5 million. This amount represented the
Company's best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $1,137.5 million at the balance sheet date of September 30, 2004 a total of $804.8 million or 70.8% represented IBNR claims.

                                                               AS AT SEPTEMBER 30, 2004
                                                          -----------------------------------------
                                                                           REINSURANCE
                                                             GROSS         RECOVERABLE      NET
                                                           ----------     -------------   ---------
                                                                        ($ IN MILLIONS)

Property Reinsurance                                         $372.7          $(99.2)       $273.5
Casualty Reinsurance                                          306.8            (6.3)        300.5
Specialty Reinsurance                                         142.9           (18.3)        124.6
                                                           ----------     -------------   ---------
         Total Reinsurance                                   $822.4         $(123.8)       $698.6

Commercial Property                                            61.4           (11.1)         50.4
Commercial Liability                                          246.4           (27.4)        219.0
Marine & Aviation                                               7.3            (1.4)          5.9
                                                           ----------     -------------   ---------
                  Total Insurance                            $315.1          $(39.8)       $275.3

Total Losses and loss expense reserves                     $1,137.5         $(163.6)       $973.9
                                                           ----------     -------------   ---------

     For the three months ended September 30, 2004, there was a reduction of our estimate of the ultimate net claims to be paid in respect of the 2002 accident year of $5.1 million and $5.8 million in respect of the 2003 accident year. An analysis of this reduction by line of business is as follows:

                                                              THREE MONTHS     NINE MONTHS
                                                                   ENDED          ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2004           2004
                                                              -------------    --------------
                                                                      ($ IN MILLIONS)

Property Reinsurance                                                $2.1              $10.9
Casualty Reinsurance                                                 0.3                0.1
Specialty Reinsurance                                                6.5               12.5
                                                              -------------    --------------
         Total Reinsurance                                           8.9               23.5

Commercial Property                                                  2.0                4.6
Commercial Liability                                                 0.0                5.9
Marine and Aviation                                                  0.0                0.0
                                                              -------------    --------------
         Total Insurance                                             2.0               10.5
                                                              -------------    --------------

Total reduction in prior year net loss reserves                    $10.9              $34.0
                                                              =============    ==============

     The key elements which gave rise to the favourable development during the three months ended September 30, 2004 were as follows:

     Property Reinsurance: The release in the quarter was mainly due to further specific reductions in reserves for losses associated with the Californian brush fires.

     Specialty Reinsurance: Favourable incurred claims development, particularly based on information received from the cedent on our 2002 year of account quota share with Wellington Syndicates 2020 and 3030, has resulted in reserve adjustments in this line of business.

     Commercial Property: Better than expected settlement patterns have caused us to adjust our estimate of ultimate claims in this line.

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

For a more detailed description see "Management's Discussion and Analysis --
Critical Accounting Policies - Reserves for Losses and Loss Expenses," included in our 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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
As of September 30, 2004, Aspen Bermuda could pay a dividend or return additional paid-in capital totalling approximately $50 million without prior regulatory approval based upon the Bermuda Insurance Act and the Bermuda
Companies Act regulations.

Aspen Re and Aspen Specialty are also subject to regulatory restrictions limiting their ability to pay dividends. As of September 30, 2004, Aspen Re could pay dividends totalling approximately $36 million per annum without prior regulatory approval based upon the Financial Services Authority ("FSA") and the
Companies Act regulations. For the nine months ended September 30, 2004 dividends totalling $15 million have been paid. Aspen Specialty could pay a dividend without regulatory approval of approximately $10 million.

Our aggregate invested assets as of September 30, 2004 totalled $2.47 billion compared to aggregate invested assets of $1.62 billion as of December 31, 2003.
The increase in invested assets since December 31, 2003 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, operating and administrative expenses paid. Total net cash flow from operations from December 31, 2003 through September 30, 2004 was $656.6 million.

As of September 30, 2004 we had $40 million outstanding under our three-year credit facility. The interest rate is three-month LIBOR plus 42.5 basis points.
A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. We repaid the $40 million outstanding balance on October
12, 2004 from the proceeds of our issuance on August 16, 2004 of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014.

On August 16, 2004, we closed our offering of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 (the "Senior Notes") under Rule
144A and Regulation S under the Securities Act of 1933. We also have granted and agreed certain customary exchange and shelf registration rights (the "Notes
Registration Rights Agreement") to noteholders under the terms of the Senior
Notes. The gross proceeds from the Senior Notes offering were $249.3 million. A portion of the proceeds of the offering was used to repay $40 million in principal amount of outstanding borrowings under our existing credit facilities.
The remainder of the net proceeds have been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, their respective underwriting capacity.

Subject to certain exceptions, so long as any of the Senior Notes remain outstanding, we have agreed that neither we nor any of our subsidiaries will (i)
create a lien on any shares of capital stock of any designated subsidiary
(currently

Aspen Re and Aspen Bermuda, as defined in the Indenture), or (ii) issue, sell, assign, transfer or otherwise dispose of any shares of capital stock of any designated subsidiary. Certain events will constitute an event of default under the Indenture, including default in payment at maturity of any of our other indebtedness in excess of $50 million.

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes within 150 days after the issue date of the
Senior Notes, use reasonable best efforts to cause the registration statement to become effective within 210 days after the issue date of the Senior Notes, and consummate the exchange offer within 45 days after the date the registration statement becomes effective. In addition, we will agree to file, in certain circumstances, a shelf registration statement that would allow some or all of the notes to be offered to the public. If we fail to meet the targets listed above (a "registration default"), the annual interest rate on the notes will temporarily increase by 0.25% during the first 90-day period during which the registration default continues, and will increase to a maximum per annum rate increase of 0.50% thereafter for any remaining period in which a registration default continues.

The following table summarizes our contractual obligations, other than our obligations to our employees, under operating leases and long term debts as of
September 30, 2004 and recognises the repayment of the $40 million syndicated loan discussed above.

                                                                     DUE IN
                                                                     ------
                                         LESS THAN                                            GREATER
                                          1 YEAR     1-3 YEARS     3-4 YEARS     4-5 YEARS  THAN 5 YEARS
                                         ---------   ---------    -----------   ----------  ------------
                                                                 ($ IN MILLIONS)

Operating lease obligations                 2.5          1.6          0.6           0.6          3.0
Long term debt obligation                   0.0          0.0          0.0           0.0        250.0
Bank Debt                                  40.0          0.0          0.0           0.0          0.0

The long term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

On October 19, 2004, Aspen Re entered into a new lease for office space in
London of approximately 49,500 square feet covering three floors. The term of the lease is 15 years and commences soon after the date of practical completion of the landlord's preliminary fitting-out works. Service charges and insurance of approximately (pound)0.5 million per annum will be payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately (pound)2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The basic annual rent for each of the leases will each be subject to 5-year upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms.

Cash flow from operations was $219.2 million for the third quarter of 2004,
$228.7 million for the second quarter of 2004 and $208.6 million for the first quarter of 2004. During the third quarter of 2004, we continued to take a cautious view on interest rates and our portfolio of fixed income securities was positioned to seek to protect capital from the negative impact of rising rates with an average duration of 1.6 years, and 1.9 years excluding money market funds.

For a discussion of derivative instruments we have entered into, please see note
9 to our financial statements for the nine months ended September 30, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2003 the FASB issued EITF 03-1, "The Meaning of Other-Than-Temporary
Impairment and Its Application to Certain Investments" which requires certain disclosures regarding the fair values and associated unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statement
No. 115, "Accounting for Certain Investments In Debt and Equity Securities," as
well as providing guidance for determining whether an impairment is other-than-temporary resulting in the recognition of a loss on the investment.
The disclosure provisions of EITF 03-1 have been delayed until further guidance on the application of recognition and measurement requirements of EITF 03-1 has been issued. The delay of the recognition and measurement provisions is expected to be superseded concurrently with the issuance of an FSP which will provide additional implementation guidance. We will assess whether this guidance will have a material impact on our financial position or results of operations once the new guidance is released.

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

EFFECTS OF INFLATION

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability business in the United States, the United Kingdom and
Australia, where claims inflation has grown strongly in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in retained earnings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

     o    our short operating history;

     o    the impact of acts of terrorism and acts of war;

     o    greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

     o    the effectiveness of our loss limitation methods;

     o    changes in the availability, cost or quality of reinsurance or retrocessional coverage;

     o    loss of key personnel;

     o    the inability to maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

     o    changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

     o    increased competition on the basis of pricing, capacity, coverage terms or other factors;

     o    the effects of terrorist-related insurance legislation and laws;

     o    decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

     o    changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

     o    Aspen Holdings or Aspen Bermuda becomes subject to income taxes in the
          United States or the United Kingdom; and

     o    the effect on the insurance markets, business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities.

The loss reserves and other estimates regarding the recent windstorms affecting the southeastern United States and Japan could be affected by the following:

     o    the total industry losses resulting from these storms;

     o    the actual number of the Company's insureds incurring losses from these storms;

     o    the limited actual loss reports received from the Company's insureds to date;

     o    the Company's reliance on industry loss estimates and those generated by modelling techniques;

     o    the amount and timing of losses actually incurred and reported by insureds to the Company;

     o    the preliminary nature of the range of loss estimates to date from the insurance industry;

     o    the limited ability of claims personnel of insureds to make inspections and assess claims of losses to date;

     o    the inherent uncertainties of establishing estimates and reserves for losses and loss adjustment expenses;

     o    the impact of these storms on the Company's reinsurers;

     o    the amount and timing of reinsurance recoverables and reimbursements actually received by the Company from its reinsurers; and

     o    the overall level of competition, and the related demand and supply dynamics, in the wind exposed property reinsurance lines as contracts come up for renewal.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in our 2003 Annual Report on Form 10-K. However, on August 17, 2004 we entered into a cat swap which exposed the Company to additional risks related to the impact of market factors and outside events on its fair value. As quoted market prices are not widely available for this derivative, the fair value is determined by management using internal models taking into account changes in the cat swap market. Fair values are subject to change in the near-term and reflect management's best estimate based on various factors including but not limited to, changes in the prices implied by the reinsurance and cat bond markets for the transfer of the risks associated with hurricanes making landfall in the Florida or earthquakes occurring in California and whether or not any such events have occurred during the period covered by the contract. The amount recognized could therefore be materially different from the amount realized in an actual sale. The worst case financial impact on the consolidated accounts from changes in the assumptions used for the cat swap would be $28 million in the event that the Company ceased to have any exposures to Californian earthquakes and Florida hurricanes at the level covered by the contract and was unable to transfer the benefit to a third party for valuable consideration. The maximum potential benefit which could accrue under the contract is $100 million, however it is unlikely that this benefit would accrue unless the Company suffered significant underwriting losses. Please see note 9 to our financial statements for the nine months ended September 30, 2004, for a discussion of derivative instruments. For further information, please see "Management's
Discussion and Analysis of Financial Condition and Results of Operations --
Quantitative and Qualitative Information about Market Risk" included in our 2003
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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the third quarter of 2004.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following sets forth those exhibits filed pursuant to Item 601 of
Regulation S-K:

              EXHIBIT
              NUMBER         DESCRIPTION
              ------         -----------

              3.1            Certificate of Incorporation and Memorandum of
                             Association (1)

              3.2            Amended and Restated Bye-laws (1)

              4.1            Specimen Ordinary Share Certificate (1)

              4.2            Amended and Restated Instrument Constituting
                             Options to Subscribe for Shares in Aspen Insurance
                             Holdings Limited (1)

              4.3            Indenture between Aspen Insurance Holdings Limited
                             and Deutsche Bank Trust Company Americas, as
                             trustee dated as of August 16, 2004 (incorporated
                             herein by reference to Exhibit 4.3 to the Company's
                             2004 Registration Statement on Form F-1
                             (Registration No. 333-119314))

              4.4            First Supplemental Indenture by and between Aspen
                             Insurance Holdings Limited, as issuer and Deutsche
                             Bank Trust Company Americas, as trustee dated as of
                             August 16, 2004 (incorporated herein by reference
                             to Exhibit 4.4 to the Company's 2004 Registration
                             Statement on Form F-1 (Registration No.
                             333-119314))

              4.5            Exchange and Registration Rights Agreement among
                             the Company, Deutsche Bank Securities Inc. and
                             Goldman Sachs & Co. as representatives of the
                             purchasers named in Schedule I thereto, dated
                             August 16, 2004 (incorporated herein by reference
                             to Exhibit 4.5 to the Company's 2004 Registration
                             Statement on Form F-1 (Registration No.
                             333-119314))

              10.1           Amended and Restated Shareholders' Agreement, dated
                             as of September 30, 2003 among the Company and each
                             of the persons listed on Schedule A thereto (1)

              10.2           Third Amended and Restated Registration Rights
                             Agreement dated as of November 14, 2003 among the
                             Company and each of the persons listed on Schedule
                             1 thereto (1)

              10.3           Service Agreement dated September 24, 2004 among
                             Christopher O'Kane, Aspen Insurance U.K. Services
                             Limited and the Company (2)

              10.4           Service Agreement dated September 24, 2004 between
                             Julian Cusack and the Company (2)

              10.5           Service Agreement dated September 24, 2004 among
                             Sarah Davies, Aspen Insurance U.K. Services Limited
                             and the Company (2)

              10.6           Service Agreement dated June 21, 2002 between David
                             May and Aspen Insurance UK Services Limited (1)

              10.7           Aspen Insurance Holdings Limited 2003 Share
                             Incentive Plan (1)

              10.8           Three-Year Credit Agreement dated as of August 26,
                             2003 among the Company, Barclays Bank plc and the
                             Lenders named therein (incorporated herein by
                             reference to Exhibit 10.8 to the Company's 2003
                             Registration Statement on Form F-1 (Registration
                             No. 333-110435)), as amended by the First Amendment
                             dated January 22, 2004, the Second Amendment dated
                             May 17, 2004, the Third Amendment dated August 2,
                             2004 (incorporated herein by reference to Exhibits
                             10.8a, 10.8b and 10.8c to the Company's Quarterly
                             Report on Form 10-Q for the quarter ended June 30,
                             2004) and the Fourth Amendment dated August 9, 2004
                             (incorporated herein by reference to Exhibit 10.8
                             to the Company's 2004 Registration Statement on
                             Form F-1 (Registration No. 333-119314))

              10.9           364-Day Credit Agreement dated as of August 26,
                             2003 among the Company, Barclays Bank plc and the
                             Lenders named therein (incorporated herein by
                             reference to Exhibit 10.9 to the Company's 2003
                             Registration Statement on Form F-1 (Registration
                             No. 333-110435)), as amended by First Amendment
                             dated January 22, 2004, the Second Amendment dated
                             May 17, 2004, the Third Amendment dated August 2,
                             2004 (incorporated herein by reference to Exhibits
                             10.9a, 10.9b and 10.9c to the Company's Quarterly
                             Report on Form 10-Q for the quarter ended June 30,
                             2004), the Fourth Amendment dated August 9, 2004
                             and the Fifth Amendment dated August 25, 2004
                             (incorporated herein by reference to Exhibits 10.9A
                             and 10.9B to the Company's 2004 Registration
                             Statement on Form F-1 (Registration No.
                             333-119314)).

              10.10          Quota Share Agreement between Syndicate 3030 and
                             Aspen Insurance UK Limited, dated October 21, 2003
                             reflecting the slip agreement entered into on June
                             12, 2002 therein (1)

              10.11          Slip agreement for quota share entered into June 6,
                             2002 between National Indemnity Company and Aspen
                             Insurance UK Limited (1)

              10.12          Qualifying Quota Share Agreement between Wellington
                             Underwriting, Syndicate 2020 and Aspen Insurance UK
                             Limited dated April 15, 2003 (1)

              10.13          Slip Agreement for Property Risk Excess of Loss
                             Reinsurance Quota Share Treaty between Aspen
                             Insurance UK Limited and Montpelier Reinsurance
                             Ltd., dated June 20, 2002 (1)

              10.14          Slip Agreement for Quota Share Treaty of Wellington
                             Underwriting Inc. Property Business between Aspen
                             Insurance UK Limited and Montpelier Reinsurance
                             Ltd., dated June 20, 2002 (1)

              10.15          Slip Agreement for Quota Share Treaty of Wellington
                             Underwriting Inc. Auto Liability Business between
                             Aspen Insurance UK Limited and Montpelier
                             Reinsurance Ltd., dated June 20, 2002 (1)

              10.16          Employment Agreement dated June 21, 2003 between
                             Peter Coghlan and Aspen Insurance U.S. Services
                             Inc. (incorporated herein by reference to Exhibit
                             10.16 to the Company's Annual Report on Form 10-K
                             for the year ended December 31, 2003)

              10.17          Supplemental Executive Retirement Plan prepared for
                             Aspen Insurance U.S. Services, Inc., dated August
                             25, 2004 (incorporated herein by reference to
                             Exhibit 10.1 to the Company's Current Report on
                             Form 8-K filed on August 31, 2004)

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

              (1) Incorporated herein by reference to similarly numbered exhibit to the Company's 2003 Registration Statement on Form F-1
              (Registration No. 333-110435).

              (2) Incorporated herein by reference to Exhibits 10.1, 10.2 and
              10.3 to the Company's Current Report on Form 8-K filed on
              September 24, 2004.

      (b)     Reports on Form 8-K

               (1)  Current Report on Form 8-K filed on August 5, 2004, under
                    Items 7, 9 and 12 thereof, announcing the Company's results for the second quarter ended March 31, 2004.

               (2)  Current Report on Form 8-K filed on August 11, 2004 under
                    Item 9 furnishing the Company's press release relating to
                    its offering of $250 million 6% Senior Notes due 2014 under
                    Rule 144A and Regulation S of the Securities Act of 1933.

               (3)  Current Report on Form 8-K filed on August 16, 2004 under
                    Items 7 and 9 furnishing the Company's press release in
                    connection with the impact of Hurricane Charley.

               (4)  Current Report on Form 8-K filed on August 24, 2004 under
                    Items 7.01 and 9.01 furnishing the Company's press release in connection with its estimated exposure as a result of
                    Hurricane Charley.

               (5)  Current Report on Form 8-K filed on August 31, 2004 under
                    Items 1.01 and 9.01 in connection with the Supplemental
                    Executive Retirement Plan for the benefit of Peter Coghlan,
                    President and Chief Executive Officer of Aspen Specialty
                    Insurance Company and one of the Company's named executive officers.

               (6)  Current Report on Form 8-K filed on September 24, 2004 under
                    Items 1.01 and 9.01 in connection with the new service
                    agreements with Messrs. Christopher O'Kane, our chief
                    executive officer, and Julian Cusack, our chief financial
                    officer and Ms. Sarah Davies, our chief operating officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004              By:   /s/ Chrisopher O'Kane
                                           ---------------------------
                                           Christopher O'Kane
                                           Chief Executive Officer

Date: November 12, 2004              By:   /s/ Julian Cusack
                                           ---------------------------
                                           Julian Cusack
                                           Chief Financial Officer

