Form 10-K
period 2004-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2005-03-14
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2004, was approximately $758.2 million based on the closing sale price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that The Blackstone Group, Credit Suisse First Boston Private Equity and Wellington Underwriting plc and all directors and employees of the registrant were "affiliates". The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2004.

As of March 1, 2005, 69,315,099 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

PART 1

Unless the context otherwise requires, references in this Annual Report to the "Company," "we," "us" or "our" refer to Aspen Insurance Holdings Limited ("Aspen Holdings") or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited ("Aspen Re"), Aspen (UK) Holdings Limited ("Aspen U.K. Holdings"), Aspen Insurance UK Services Limited ("Aspen U.K. Services"), Aspen Insurance Limited ("Aspen Bermuda"), Aspen U.S. Holdings, Inc. ("Aspen U.S. Holdings"), Aspen Specialty Insurance Company ("Aspen Specialty"), Aspen Specialty Insurance Management Inc. ("Aspen Management"), Aspen Re America, Inc. ("Aspen Re America"), Aspen Insurance U.S. Services Inc. ("Aspen U.S. Services") and any other direct or indirect subsidiary collectively, as the context requires. Aspen Re, Aspen Bermuda and Aspen Specialty are each referred to herein as an "Insurance Subsidiary," and collectively referred to as the "Insurance Subsidiaries." References in this report to "U.S. dollars," "dollars", "$" or "¢" are to the lawful currency of the United States of America, references to "British Pounds," "pounds" or "£" are to the lawful currency of the United Kingdom, and references to "euros" or "€" are to the lawful currency adopted by certain member states of the European Union (the "E.U."), unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, "Business", Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and the differences could be substantial. The risks, uncertainties and other factors set forth below under Item 1, "Business—Risk Factors" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under "Risk Factors" in Item 1, and the following:

•	our relatively short operating history;

•	the impact of acts of terrorism and acts of war;

•	greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving or investment practices have anticipated;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	loss of key personnel;

•	the inability to maintain financial strength or claims-paying ratings by one or more of our subsidiaries;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	the effects of terrorist-related insurance legislation and laws;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in regulations or tax laws applicable to us, our subsidiaries, brokers or customers;

•	Aspen Holdings or Aspen Bermuda becomes subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities.

The loss reserves and other estimates regarding the windstorms affecting the southeastern United States and Japan in late 2004, as well as the impact of industry losses on pricing and terms and conditions, could be affected by the following:

•	the total industry losses resulting from these storms;

•	the actual number of the Company's insureds incurring losses from these storms;

•	the limited actual loss reports received from the Company's insureds to date;

•	the Company's reliance on industry loss estimates and those generated by modeling techniques;

•	the amount and timing of losses actually incurred and reported by insureds to the Company;

•	the continued uncertainty in the range of loss estimates to date from the insurance industry;

•	the impact of these storms in the marine and energy market;

•	the inherent uncertainties of establishing estimates and reserves for losses and loss adjustment expenses;

•	the amount and timing of reinsurance recoverables and reimbursements actually received by the Company from its reinsurers; and

•	the overall level of competition, and the related demand and supply dynamics, in the wind exposed property reinsurance lines as contracts come up for renewal.

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

Item 1.    Business

General

We are a Bermuda holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide marine and aviation insurance worldwide through Aspen Re. Aspen Re America is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re. For the year ended December 31, 2004, we wrote $1,586.2 million in gross premiums, of which $1,177.7 million related to reinsurance and $408.5 million related to insurance. For the year ended December 31, 2003, we wrote $1,306.8 million in gross premiums, of which $1,001.9 million related to reinsurance and $304.9 million related to insurance.

Our senior management and some of our underwriters worked as a team at the Society of Lloyd's ("Lloyd's") Syndicate 2020 ("Syndicate 2020") and its predecessors. Syndicate 2020 is an underwriting operation in the London Market and is managed by Wellington Underwriting Agencies Limited ("WUAL"), a wholly-owned subsidiary of one of our largest shareholders, Wellington Underwriting plc ("Wellington"). When we commenced operations on June 21, 2002, we secured from Wellington and WUAL the opportunity to underwrite a substantial portion of the portfolio of risks that had been developed over many years by the team of underwriters that joined us from Syndicate 2020. Since the formation of the Company, Syndicate 2020 has continued to operate within the operating and regulatory structure of the Lloyd's market. Aspen Re, our principal U.K. operating subsidiary, is an insurance company directly regulated by the Financial Services Authority ("FSA") and, as such, is not a member of Lloyd's or part of the Lloyd's market.

When we commenced operations on June 21, 2002, Wellington and WUAL agreed to facilitate the transfer to us of our senior management team at that time and all of the Syndicate 2020 underwriters that specialize in the lines of business that we underwrite. As part of this agreement, Wellington agreed to provide us with some administrative services for a transition period, to offer us a quota share of Syndicate 2020's business and not to compete initially with us. We have chosen to continue to outsource support for our information technology systems to Wellington (for which we have provided a notice of termination on August 20, 2004, with termination being effective on August 20, 2005), but have not received any other significant services from WUAL since the end of 2003. We also received cash from Wellington at our formation as consideration for our ordinary shares. As of March 1, 2005, Wellington owned 16.25% of our issued and outstanding shares (20.58% including ordinary shares issued upon exercise of options on a cash basis).

The portion of the portfolio of risks we secured from Wellington and WUAL comprises certain of our initial lines of business, including U.K. commercial property insurance, U.K. commercial liability insurance, property reinsurance and casualty reinsurance (the "Initial Lines of Business"). We believe this established book of business and the operational continuity we enjoy gave us a competitive advantage over other companies that started in the insurance and reinsurance sectors after the World Trade Center tragedy. Since the commencement of operations we have expanded our business portfolio both within the initial lines of business and by adding new lines of business, such as marine and aviation.

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

We operate in three major jurisdictions: the United Kingdom, Bermuda and the United States. Until the end of 2003 our reinsurance operations were primarily centered in London and this remains the principal location of our casualty and specialty reinsurance operations. The London Market attracts customers from all over the world seeking flexible and innovative solutions for a wide variety of property, casualty and specialty risks. The London Market is also known for its high concentration of brokers and insurers, and for its highly developed infrastructure. Our operational base in London allows our management and underwriters to continue to access their long-standing broker and client relationships in this important market. We believe that our presence in the London Market also gives us the advantage of convenient access to extensive resources of underwriting and other professional services, such as actuarial analysis, claims adjustment and consulting services.

In 2004 we decided to reduce our property reinsurance operations in London and substantially increase our property reinsurance underwriting capacity in Bermuda. This took effect for business incepting on or after November 1, 2004. This development reflects the prominence of Bermuda as a reinsurance market and allows us to take better advantage of the favourable regulatory and operating environment that Bermuda provides.

Aspen Re America, a wholly-owned subsidiary of Aspen U.S. Holdings, functions as a reinsurance intermediary with offices in New Jersey and Connecticut. Aspen Re America has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license. Aspen Re America's New Jersey office focuses on casualty facultative reinsurance and its Connecticut office focuses on property reinsurance, in each case, written on behalf of Aspen Re.

Our insurance segment includes the following business lines:

•	Commercial property insurance;

•	Commercial liability insurance; and

•	Marine and aviation insurance.

Our insurance operations are conducted through Aspen Re in the U.K. and Aspen Specialty in the U.S. We do not currently conduct insurance business in Bermuda.

In the U.K. we initially focused on mainly U.K. based commercial property and liability risks placed through our established contacts with the London and broader U.K. based broker community. In 2003, we began to write world-wide property insurance.

During 2004 we began to offer marine risks including coverage in respect of property damage to ships, shipowners' liability and offshore energy property risks. We have employed a team of specialist aviation insurance underwriters and have started to offer aviation insurance in 2005. Our marine and aviation insurance operations are and will be conducted by Aspen Re in London.

In the U.S. we write property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network.

Company History and Organization

Aspen Holdings was incorporated in Bermuda under the name of Exali Reinsurance Holdings Limited ("Exali") on May 23, 2002 under the Bermuda Companies Act 1981, as amended (the "Companies Act"). Exali subsequently changed its name to Aspen Insurance Holdings Limited on

November 20, 2002. We were initially capitalized with $836.9 million from our founding shareholders which included affiliates of The Blackstone Group ("Blackstone"), Wellington, Candover Partners Limited ("Candover"), Credit Suisse First Boston Private Equity ("CSFB Private Equity"), Montpelier Re Holdings Ltd ("Montpelier Re"), 3i Group plc ("3i"), Olympus Partners ("Olympus") and Phoenix Equity Partners ("Phoenix"). At December 31, 2004, we had $1,481.5 million in shareholders' equity.

On June 21, 2002, Aspen Holdings acquired the entire issued share capital of The City Fire Insurance Company Limited ("City Fire"), which is authorized by the FSA and which was renamed Wellington Reinsurance Limited ("Wellington Re") and subsequently renamed Aspen Insurance UK Limited, which we refer to as Aspen Re. The total consideration paid for City Fire including costs was £16.1 million in cash, which at the exchange rate prevailing on the date of the transaction was equal to US$24.2 million, with no additional consideration payable. Aspen Re was capitalized with $610 million and commenced underwriting activities on June 21, 2002, after it secured the opportunity to underwrite a substantial part of an established portfolio of reinsurance and insurance risks that had been developed by Syndicate 2020 and its predecessors. The insurance portfolio purchased from City Fire is in run-off administered by Aspen Re. At December 31 2004 Aspen Re had $870.9 million in capital and surplus.

On November 6, 2002, Aspen Holdings established a wholly-owned Bermudian insurance subsidiary. Originally incorporated as Exali Insurance Limited, the subsidiary changed its name to Aspen Insurance Limited, which we refer to as Aspen Bermuda, on November 22, 2002. Aspen Bermuda was capitalized with $200 million. Further capital contributions were made to Aspen Bermuda of $150 million on December 15, 2003 and $250 million on November 19, 2004. At December 31, 2004 Aspen Bermuda had $632.7 million in capital and surplus.

On September 5, 2003, Aspen U.S. Holdings acquired Dakota Specialty, which we refer to as Aspen Specialty and which was renamed Aspen Specialty Insurance Company upon completion of the acquisition. The total consideration paid for Dakota Specialty including costs was $20.9 million in cash, with no additional consideration payable. Aspen Specialty is a wholly-owned surplus lines subsidiary incorporated in North Dakota eligible to write certain lines of insurance on a surplus lines basis in the majority of states in which it intends to write business. Aspen Specialty subsequently received approximately $101 million of capital, derived from our existing funds and the funds available from our credit facilities.

Following further capital contributions of $12 million during 2004 Aspen Specialty had capital and surplus as of December 31, 2004, of $113.9 million as measured under U.S. GAAP.

On November 18, 2003, Aspen Re America, a wholly-owned subsidiary of Aspen U.S. Holdings, was incorporated in Delaware. Aspen Re America functions as a reinsurance intermediary and has been granted binding authority from Aspen Re to underwrite reinsurance business protecting American cedents/buyers.

On December 4, 2003, Aspen Holdings completed its initial public offering and was listed on the New York Stock Exchange. The proceeds of the initial public offering, including the proceeds from our underwriters' exercise of their over-allotment option, net of expenses, was $244.0 million.

With effect from January 1, 2005, our corporate organization has been restructured such that Aspen Re and Aspen Services are now wholly owned subsidiaries of Aspen U.K. Holdings. Aspen U.K. Holdings funded its acquisition of Aspen Re and Aspen Services through the issuance of additional shares in Aspen U.K. Holdings to Aspen Holdings and the issuance of bonds to Aspen Holdings.

Set forth below is a chart of our corporate organization and subsidiaries as of March 1, 2005:

Our Business Strategy

The key aspects of our business strategy are to:

Diversify Our Business Portfolio.    We plan to continue to diversify our insurance and reinsurance operations by a controlled expansion into different lines of business, by offering new products within our existing lines of business, by selectively increasing our exposure in parts of the world where we are currently under-represented and by increasing the amount of insurance business that we underwrite. For example, in 2003 we began writing aviation and marine reinsurance business, further expanded our U.K. liability insurance business and began to write U.S. surplus lines business. In 2004, we added capabilities for writing property reinsurance in the U.S. market through Aspen Re America and marine business through Aspen Re. We have also hired a team of underwriters who specialize in aviation insurance risks. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills. As we expand the scope of our business, we intend to remain focused on the same type of high value-added underwriting for which we enjoy a strong reputation.

Build on Our Presence in the London, Bermuda and U.S. Markets.    We believe that all three markets in which we operate offer complementary business opportunities. Our presence in these markets allows us to serve more of our clients' needs by offering a wider range of products. In addition to maintaining a strong presence in the United Kingdom, we began to expand our underwriting capacity in Bermuda and the United States in 2003 and have continued with this expansion in 2004 by increasing the size of our property reinsurance underwriting team in Bermuda. By developing operating centers in the London Market and in Bermuda, as well as expanding in the U.S. surplus lines and property reinsurance market, we seek to increase our business opportunities and to gain access to the different types of risks offered in such markets.

Deploy Our Capital Effectively.    We strive to maintain an optimal level of capital relative to our business plan. To do this, we employ rigorous statistical modeling techniques to assess the risk of loss to our capital base based upon the portfolio of risks we underwrite. We intend to manage our capital prudently relative to our risk exposure to maximize profitability and long-term growth in shareholder value. We believe that our capital base provides a high degree of financial strength to support our operations and to meet our clients' needs. See "-Ratings" below.

Anticipate and Adapt to Changing Market Conditions.    By anticipating changing market conditions, we seek to access different lines of business with complementary risk/return characteristics and to deploy capital appropriately. We monitor relative and absolute rate adequacy and movements and we adjust the composition of our risk portfolio based on market conditions and underwriting opportunities. At the current time, our strategy is to increase the amount of insurance that we underwrite relative to the amount of reinsurance. We believe this will improve the balance of our business. We also have increased the amount of casualty and specialty lines we underwrite relative to the amount of property lines because of attractive market trends. We are prepared to adjust our underwriting and capital management objectives in order to respond in a timely manner to the changing market environment for all or some of our lines of business. This may include reducing our gross premiums written for a business line, or for our overall writings, should conditions warrant.

Manage Risk Retention through the Purchase of Reinsurance.    While we seek to write business which is profitable on a gross basis, we manage our net exposure to catastrophic losses and large individual risk losses by selectively purchasing reinsurance. We seek the optimal protection for the individual and aggregate exposures that we assume under our reinsurance contracts and insurance policies, with a view to reducing the volatility of our underwriting results on a long-term basis. We continue to use many of the same reinsurers with whom our management had built relationships while at Syndicate 2020. The substantial majority of reinsurers that we currently use have a rating of "A-" (Excellent), or better by A.M. Best, the fourth highest of fifteen rating levels.

Employ a Conservative Investment Policy.    We protect our capital by employing, among other things, a conservative investment policy that focuses on highly rated fixed income securities. We will manage the duration of our fixed income investments having regard to the nature of our reinsurance and insurance risks and wider market and economic conditions. As of March 1, 2005 we have not invested in equity securities.

Business Segments

We have two business segments: reinsurance and insurance. The gross premiums written are set forth by business segment, for each of the twelve months ended December 31, 2004 and 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002:

Business Segment	Gross Premiums Written
	For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003		For the period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)	% of Total	($ in millions)	% of Total	($ in millions)	% of Total
Reinsurance	$1,177.7	74.2%	$1,001.9	76.7%	$288.2	76.9%
Insurance	408.5	25.8%	304.9	23.3%	86.6	23.1%
Total	$1,586.2	100.0%	$1,306.8	100.0%	$374.8	100.0%

Reinsurance

Our reinsurance segment consists of the following lines of business: property reinsurance, casualty reinsurance and specialty reinsurance.

The reinsurance business we write (including the quota share business) can be analyzed by geographic region as follows for the 12 months ended December 31, 2004 and 2003:

	Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions)		($ in millions)
Australia/Asia	$23.8	2.0%	$74.8	7.5%
Caribbean	11.4	1.0%	7.6	0.8%
Europe	89.3	7.6%	61.7	6.2%
United Kingdom	162.6	13.8%	217.9	21.7%
United States and Canada (1)	575.4	48.9%	481.2	48.0%
Worldwide excluding United States (2)	42.4	3.6%	25.4	2.5%
Worldwide including United States (3)	207.2	17.6%	125.4	12.5%
Others	65.6	5.5%	7.9	0.8%
Total	$1,177.7	100.0%	$1,001.9	100.0%

(1)	"United States and Canada" comprise individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	"Worldwide excluding the United States" comprise individual policies that insure risks wherever they may be across the world but specifically exclude the United States.

(3)	"Worldwide including the United States" comprise individual policies that insure risks wherever they may be across the world but specifically include the United States.

For a geographic breakdown of our reinsurance premiums for the period from incorporation on May 23, 2002 to December 31, 2002, see the footnotes to our financial statements in Part II, Item 8, "Financial Statements and Supplementary Data".

Property Reinsurance.    Our property reinsurance line of business is written on both a treaty and a facultative basis. For the twelve months ended December 31, 2004, property treaty and facultative reinsurance accounted for, respectively, $642.9 million and $6.4 million of our gross premium written. For the twelve months ended December 31, 2003, property treaty and facultative reinsurance accounted for, respectively, $516.9 million and $41.3 million of our gross premiums written. The property treaty reinsurance we write includes catastrophe, risk excess and pro rata, as well as retrocession. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. For the twelve months ended December 31, 2004, our mix of property treaty reinsurance business, as measured by gross premiums written, was approximately 41.8% catastrophe, 38.0% risk excess and 20.2% pro rata. For the twelve months ended December 31, 2003, our mix of property treaty reinsurance business, as measured by gross premiums written, was approximately 44.5% catastrophe, 43.8% risk excess and 11.7% pro rata. Our mix of property treaty reinsurance business, as measured by gross premium written during the period from May 23, 2002 to December 31, 2002, was approximately 36.8% catastrophe, 54.1% risk excess and 9.1% pro rata. As at December 31, 2004 and 2003, approximately 59.1% and 55.3% respectively of the gross premiums written in our property reinsurance line of business are in the United States and Canada. The balance of our business is sourced from territories throughout the world, including the United Kingdom and Europe. An element of this business is classified as "worldwide" exposure and this may include additional exposure in the United States.

In January 2004, we expanded our U.S. property reinsurance underwriting through the establishment of our reinsurance intermediary, Aspen Re America, which focuses on underwriting treaty pro rata and treaty risk excess reinsurance.

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

We also provide retrocessional property coverage, which is reinsurance protection to other reinsurers or retrocedents. Approximately 1.4% of the reinsurance protection that we provided was retrocessional coverage, based on the written premiums for the twelve months ended December 31, 2004 and 2003. Our retrocessional coverage is focused on catastrophe protections of U.K. and non-U.S. treaty accounts and London Market direct and facultative accounts. We believe, based on the historical experience of management, the most opportune time to write retrocessional coverage follows major catastrophes. Retrocessional coverage typically carries a higher degree of volatility versus reinsurance as it covers the concentration of catastrophe exposure written by retrocedents, which in turn may have an aggregation of losses from a single catastrophic event. In addition, the information available in pricing retrocessional coverage can be less precise than the information received directly from the primary companies.

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

    Property Facultative.    The business is written on an excess of loss basis for U.S. primary insurance policyholders both in the United States and for their overseas interests. In facultative reinsurance, the reinsurer assumes all or part of a risk under a single insurance contract. Facultative reinsurance is negotiated separately for each contract. Facultative reinsurance is normally purchased by insurers where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. There is typically a different type of underwriting expertise required in facultative underwriting as compared to treaty underwriting.

Casualty Reinsurance.    Our casualty reinsurance line of business is written on both a treaty and a facultative basis. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance. We also write U.S. casualty facultative reinsurance. For the twelve months ended December 31, 2004, our mix of casualty reinsurance business as measured by gross premiums written was approximately 49.8% U.S. treaty, 40.6% non-U.S. treaty and 9.6% casualty facultative. For the twelve months ended December 31, 2003, our mix of casualty reinsurance business as measured by gross premiums written was approximately 36.8% U.S. treaty, 49.7% non-U.S. treaty and 13.5% casualty facultative. For the twelve months ended December 31, 2004 and 2003, 64.8% and 86.9% of premiums respectively were derived from the United Kingdom, Australia and the United States, with the remainder representing risks in the rest of the world. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. We also write pro rata reinsurance contracts that are applied to portfolios of primary insurance policies.

    U.S. Treaty.    Our U.S. casualty reinsurance business is composed of long tail treaty contracts protecting U.S. cedents mostly on an excess of loss basis. We reinsure exposures mainly with respect to workers' compensation, medical malpractice, and professional liability for regional lawyers, accountants, architects and engineers. As of the twelve months ended December 31, 2004 and 2003, our U.S. casualty reinsurance business comprised 55.0% and 42.5% respectively of our total casualty treaty business as measured by gross written premiums.

    Non-U.S. Treaty.    Our non-U.S. casualty reinsurance business is composed of long tail treaty contracts. The majority of our non-U.S. casualty reinsurance business is written on an excess of loss basis with a small proportion written on a pro rata basis. The exposures that we cover in the non-U.S. casualty business include automobile liability, workers' compensation, employers' liability, public and product liability, fidelity business and professional indemnity. We focus on business that is exposed to severe losses but not expected to produce high levels of claims frequency.

    Casualty Facultative.    Our casualty facultative reinsurance line of business consists of umbrella, general liability and workers' compensation reinsurance, which during 2003 and for part of 2004 was written for us by Wellington Underwriting, Inc. ("WU Inc."). Currently, approximately all exposures reinsured in this line of business are located in the United States. This is facultative reinsurance written on an excess of loss basis. In addition, until the end of 2003, we also wrote automobile liability reinsurance for U.S. clients through WU Inc., focusing primarily on short haul trucking clients, rather than long distance or interstate trucking. The binding authority agreement authorizing WU Inc. to bind us on automobile reinsurance policies ended at year end 2003 and we are no longer writing automobile reinsurance of this type. The umbrella, general liability and workers' compensation binding authority, together with the team that wrote this business for us at WU Inc., was transferred to Aspen Re America on February 1, 2004.

Specialty Reinsurance.    Our specialty reinsurance line of business is composed of specialty risks such as those covered by aviation and marine reinsurance, including exposure to catastrophes in these lines. We also provide contingency reinsurance, such as event cancellation risks. For the twelve months ended December 31, 2004, our mix of specialty reinsurance business as measured by gross premiums written was approximately 39.7% contingency reinsurance and 60.3% aviation and marine reinsurance. For the twelve months ended December 31, 2003, our mix of specialty reinsurance business as measured by gross premiums written was approximately 51.8% quota share reinsurance from Syndicate 2020, 21.3% contingency reinsurance and 26.9% aviation and marine reinsurance. Our mix of specialty reinsurance business as measured by gross premiums written during the period from May 23, 2002 to December 31, 2002 was approximately 96.6% quota share reinsurance from Syndicate 2020 and 3.4% contingency reinsurance. The coverage provided for under our specialty reinsurance line of business may be on a worldwide basis.

For 2002, we acquired certain of our specialty lines business by reinsuring through quota share reinsurance approximately 13% of the business written by Syndicate 2020 and 70% of the business written by Lloyd's Syndicate 3030 ("Syndicate 3030"; together with Syndicate 2020, the "Syndicates"). Under the framework agreement between WUAL and Aspen Re entered into at our formation, WUAL agreed to offer to Aspen Re a quota share of up to 20% of the business written by Syndicate 2020 and Aspen Re agreed to offer Syndicate 2020 a quota share of up to 20% of its business in each calendar year until 2005. For 2003, we elected to take a 7.5% quota share of the Syndicate 2020 lines, whereas Syndicate 2020 elected not to take a quota share of any of our lines because of capacity constraints. For 2004 and 2005, WUAL did not take a quota share of the business written by Aspen Re and we did not take a quota share of the Syndicate 2020 lines of business. Our quota share reinsurance of Syndicate 3030 was for 2002 only. Syndicate 3030 did not continue into 2003 or beyond. Aspen Re's participation in these arrangements with the Syndicates constituted approximately 58% of our gross premiums written from our formation through December 31, 2002, approximately 6% of our gross premiums written for the twelve months ended December 31, 2003 and due to the non-renewal of the quota share in 2004, negligible premiums for the twelve months ended December 31, 2004.

In our reinsurance segment, ACE and its affiliates accounted for approximately 7% of gross premiums written in this segment for the twelve months ended December 31, 2004 and no other customer accounted for more than 5% of gross written premiums within this segment.

Insurance

Our insurance segment consists of the following lines of business: commercial property insurance, commercial liability insurance and aviation and marine insurance.

The insurance business we write can be analyzed by geographic region as follows for the year ended December 31, 2004 and 2003:

	Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions)		($ in millions)
Australia/Asia	$0.4	0.1%	—	—
Caribbean	0.2	0.1%	—	—
Europe	12.9	3.2%	$13.7	4.5%
United Kingdom	311.5	76.3%	291.2	95.5%
United States and Canada (1)	65.5	16.0%	—	—
Worldwide excluding United States (2)	—	—	—	—
Worldwide including United States (3)	8.1	2.0%	—	—
Others	9.9	2.3%	—	—
Total	$408.5	100.0%	$304.9	100.0%

(1)	"United States and Canada" comprise individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	"Worldwide excluding the United States" comprise individual policies that insure risks wherever they may be across the world but specifically exclude the United States.

(3)	"Worldwide including the United States" comprise individual policies that insure risks wherever they may be across the world but specifically include the United States.

For a geographic breakdown of our insurance premiums for the period from incorporation on May 23, 2002 to December 31, 2002, see the footnotes to our financial statements in Part II, Item 8, "Financial Statements and Supplementary Data".

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

We also write property insurance in the U.S. on a U.S. surplus lines basis through Aspen Specialty. The property account consists predominantly of mercantile, manufacturing and commercial real estate business. For the twelve months ended December 31, 2004, the total mix of commercial property business as measured by gross premiums written was approximately 57.2% U.K. commercial, 33.1% U.S. surplus lines and 9.7% worldwide property insurance.

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

Aspen Specialty writes casualty insurance in the U.S. on a U.S. surplus lines basis. The casualty account consists of primarily general liability, umbrella liability and certain errors and omissions insurance. The casualty focus is on premises risks, low to moderate hazard products and selected classes of contracting risks. For the twelve months ended December 31, 2004, the mix of commercial liability business as measured by gross premiums written was approximately 87.5% U.K. Commercial and 12.5% U.S. surplus lines.

Marine and Aviation Insurance.    The marine, energy and liability team commenced underwriting in the third quarter of 2004 and are leaders in hull, energy physical damage and liability classes. The vast majority of business is written on a direct facultative basis with underwriters setting the terms and conditions of the risk. Coverage underwritten includes onshore and offshore natural perils, fire, explosion and well blow-out. The whole account is event-based with perils of the sea being a major feature.

In January 2005, the new aviation insurance team joined the specialty lines business unit of Aspen Re and we expect to expand this team during 2005. The aviation team will focus on providing physical damage insurance to hulls and spares and comprehensive legal liability (including war and associated perils) for airlines, smaller operators of airline equipment, airports and associated business and non critical component part manufacturers. We will also provide hull deductible cover.

We are targeting a global aviation client base, taking advantage of London's position as a leading centre for aviation insurance business distribution.

Underwriting and Risk Management

Our objective is to create a balanced portfolio of insurance and reinsurance risks, diversified across classes, products, geographic areas of coverage, cedents and sources. We undertake a detailed risk analysis in our risk management program which identifies the risks we are exposed to, and rates the impact of each risk on our business. We analyze projected catastrophe exposures and attempt to limit the amount of potential loss that may arise from a single catastrophic event. We also manage our exposure by reference to the correlation between the risk characteristics of our business portfolios.

Our underwriting team is led by our Chief Executive Officer, Christopher O'Kane. We have restructured the management of our underwriting activities with Mr. James Few acting as head of property reinsurance, Mr. David May acting as head of casualty reinsurance, Mr. Nicholas Bonnar acting as head of specialty (which includes specialty reinsurance and marine and aviation insurance) and Mr. Ian Beaton acting as head of insurance (which includes property and liability insurance). They each have strategic and operational responsibility for the underwriting of the classes of business that they manage.

We underwrite according to specific disciplines, with the aim of maintaining the following principles:

•	operate within prescribed maximum underwriting authority limits;

•	make consistent use of peer review—all risks underwritten are subject to peer review by at least one qualified peer reviewer;

•	use independent reviewers;

•	use risk assessment models such as RMS, EQE and AIR to assist in the treaty underwriting process and use RMS to quantify our aggregate catastrophe exposures;

•	employ dedicated personnel who monitor the aggregation of our risks; and

•	prepare monthly aggregation reports for review by our senior management.

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

Our reinsurance and insurance segments have different risk acceptance guidelines, authority limits and accumulations. For most risks in our reinsurance segment, prior to quoting a price for a risk, the underwriter must seek at least one qualified peer review. In our insurance segment, review is required for all risks although this usually takes place after acceptance. These peer reviews are in place to ensure high standards of underwriting discipline and consistency.

With respect to our U.S. facultative property and casualty reinsurance lines of business prior to the end of 2003, WU Inc. wrote reinsurance under explicit authority limits in accordance with binding authority agreements. These agreements, two of which expired on December 31, 2003 and one of which expired on January 31, 2004, contained our operating guidelines, commissions, claims settlement authority limits, limits per risk coverage and aggregate premium limits. In addition, WU Inc. imposed authority limits on its individual underwriters. For risks falling outside an underwriter's authority, the underwriter consulted the relevant branch manager, senior or specialist underwriter, and ultimately the chief underwriting officer of WU Inc., as needed. The WU Inc. team that joined Aspen Re America reports to our Chief Casualty Officer.

Marketing

With respect to our reinsurance segment, our business is produced principally through brokers and reinsurance intermediaries. The brokerage distribution channel provides us with access to an efficient, variable cost and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks. The brokers and reinsurance intermediaries typically act in the interest of ceding clients or insurers; however, they are instrumental to our continued relationship with our clients.

The following table shows our gross reinsurance premiums written by broker as of the years ended December 31, 2004 and 2003:

	Reinsurance		Reinsurance
	Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	($ in millions)	% of Total	($ in millions)	% of Total
Aon Corporation ("Aon")	$249.0	21.1%	$279.8	27.9%
Marsh & McLennan Companies, Inc. ("Marsh")	225.4	19.1%	171.6	17.1%
Benfield Group plc ("Benfield")	173.0	14.7%	124.2	12.4%
Willis Group Holdings, Ltd. ("Willis")	138.1	11.7%	123.9	12.4%
Ballantyne, McKean & Sullivan Ltd. ("Ballantyne")	80.3	6.8%	43.1	4.3%
Others	311.9	26.6%	259.3	25.9%
Total	$1,177.7	100.0%	$1,001.9	100.0%

Our commercial lines of business are mostly produced through the U.K. regional and London broker network. Our U.S. property and casualty products are marketed through a select number of appointed wholesale brokers with the appropriate surplus lines licenses. The following table shows our gross insurance premiums written by brokers as of the years ended December 31, 2004 and 2003:

	Insurance		Insurance
	Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	($ in millions)	% of Total	($ in millions)	% of Total

Aon	$73.8	18.1%	$65.5	21.5%
Marsh	35.4	8.7%	22.5	7.4%
Willis	25.5	6.2%	22.6	7.4%
R.L. Davison & Co. Ltd. ("R.L. Davison")	24.4	6.0%	19.3	6.3%
SBJ Group Limited ("SBJ")	20.4	5.0%	33.2	10.9%
Others	229.0	56.0%	141.8	46.5%
Total	$408.5	100.0%	$304.9	100.0%

Claims Management

We have a well-developed process in place for identifying, tracking and settling potential claims based on our own experience as well as our management's and staff's experience at Syndicate 2020. We have a staff of claims adjustors that will expand as needed to service our clients and to ensure claims handling consistency. The responsibilities of the claims department include reviewing loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, establishing case reserves and approving payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims. Our underwriters do not make the final decisions regarding the ultimate determination of reserves and settlement of claims; rather this is a function separately determined by our claims department. In addition, we regularly report to our board of directors on the status of our reserves and settlement of claims. We recognize that fair interpretation of our reinsurance agreements and insurance policies with our customers and timely payment of covered claims are a valuable service to our clients and enhance our reputation.

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

With respect to our U.S. property and automobile liability facultative reinsurance written during 2003 by WU Inc., WU Inc. has claims settlement authority for up to $250,000 per claim beyond which all claims settlements require our approval. WU Inc. is handling the run-off of the claims on our U.S. property and automobile reinsurance that it had written on our behalf. Aspen Re America is handling the run-off of the claims on our U.S. casualty facultative reinsurance that was written by WU Inc. until January 31, 2004.

Our U.S. property and casualty claims on policies written by Aspen Specialty are handled by a staff of claims adjustors that will expand as needed to service our clients. They supervise individual claims, assign tasks to independent adjustors and attorneys, and monitor their activity. We have established appropriate levels of authority for each claims adjustor as well as the senior claims executive for reserving and settlement of claims. We may also utilize the services of third-party specialist service providers similar to the U.K. insurance operation with similar controls. Reserving or settlement above $250,000 requires review and agreement by a member of the senior executive staff as well as the senior claims executive. Aspen Specialty currently oversees the run-off of claims on insurance policies written by Dakota Specialty.

Reinsurance

We purchase retrocession and reinsurance to limit and diversify our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

A significant portion of our business accumulates property exposures in catastrophe exposed zones throughout the world. At levels of likelihood up to 1 in 250 years, we consider Florida windstorms and California earthquakes to be our peak natural catastrophe exposures. In order to mitigate those and other exposures, we purchase, through several contracts, reinsurance to limit our losses in the event of a large catastrophic event. In 2004, the Company purchased a catastrophe retrocession program that covers us for a single catastrophic loss in excess of $80 million up to $350 million arising from our property classes of business including the accounts exposed to catastrophe losses and a separate program that protects us against catastrophe or individual risk losses (e.g., a large fire or explosion) in excess of $40 million up to $225 million arising from our property classes of business including facultative, pro rata treaty and per risk excess but excluding the catastrophe account.

In 2004 we also purchased catastrophe retrocession for losses at various levels below $80 million but which only provided for recoveries after the exhaustion of certain aggregate deductibles.

Many of the reinsurance contracts which we underwrite and which we purchase include terms under which additional payments, known as reinstatement premiums, are payable if claims are made. Certain of our reinsurance agreements provide renewal terms at a premium, based upon the gross premiums paid by us less the total claims paid by the reinsurers, known as the contract balance. For such agreements, the premium for renewal would not exceed the current premium plus a percentage of the expiring negative contract balance. If we decline to renew such agreements and the contract balance is negative, we are required to pay the reinsurers an additional premium. In another reinsurance agreement, if the claims exceed a specified amount, the reinsurer will not be obligated to pay such amounts until they choose to pay such claim amounts or until we pay the renewal premium (whichever is earlier). If we do not renew such agreement our excess of loss limit under the agreement will be reduced. We take these terms into account when assessing our overall exposure to catastrophic events, together with exposures arising from parts of our business, such as the property retrocession business that we write, but are excluded from our reinsurance cover.

In 2004, we also had two proportional reinsurance contracts with Montpelier Reinsurance Limited, one of our founding shareholders as described under "Certain Relationships and Related Party Transactions."

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 80.6% of our reinsurance is provided by those who have been assigned a rating of "A–" (Excellent; the fourth highest of fifteen rating levels). or better. As of December 31, 2004, except for fully collateralized reinsurance and approximately $600,000 of recoveries against which we have established a provision of approximately $200,000, we have no exposure to reinsurers rated by A.M. Best below "A–" In 2004, $131.5 million of reinsurance capacity was secured from an unrated reinsurance market. This amount was fully collateralized with cash and securities.

In addition we secured a further $100 million of cover under a fully collateralized risk transfer swap placed with a non-insurance related counter-party. This provides for recoveries following a severe Florida hurricane or Californian earthquake event with the availability and amounts of any such recoveries governed solely by the level of industry level loss in relation to pre-defined thresholds, subject to a contract maximum of $100 million. This contract has no indemnity provision and is therefore not accounted for as a reinsurance contract but as a derivative. The risk transfer swap is for a three-year term which commenced on August 17, 2004.

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance and consequential losses in England, Scotland or Wales. Pool Re has a retrocession agreement with the Treasury of HM Government, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen Re's ultimate net loss, in excess of our retention, relating to damage to commercial property and consequential losses in England, Scotland or Wales caused by an act of terrorism. Our retention is calculated by reference to our market share of this type of coverage and for 2003 was £100,000 per event. For 2004, our retention was £240,000 per event with an annual aggregate of £480,000. For 2005, our retention is £570,000 per event with an annual aggregate of £1,140,000.

Reserves

In establishing the reserves set by the Company, the Company's actuary employs a number of techniques to establish a "range of estimates." The insurance reserves are established for the total unpaid cost of claims and loss adjustment expenses, which cover events that have occurred before the balance sheet date. These reserves reflect the Company's estimates of the total cost of incurred but not reported ("IBNR") claims. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve.

For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. For IBNR claims, reserves are estimated using established actuarial methods. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation.

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

The following table shows an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2004, 2003 and 2002:

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004
	($ in millions)	($ in millions)	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	$81.4	$482.2	1,080.2
Liability re-estimate as of:
One year later	71.8	420.0
Two years later	53.1
Cumulative redundancy (deficiency)	28.3	62.0
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0	88.0
Two years later	43.2

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002 except for the following amounts assumed as a result of acquisitions:

Net reserves as at December 31, 2004
($ in millions)
Aspen Re (formerly City Fire)	2.4
Aspen Specialty (formerly Dakota Specialty)	2.8
5.2

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

We utilize several third party investment managers to manage our assets. We agree to separate investment guidelines with each investment manager. These investment guidelines cover, among other things, limits on investments in the securities of any one issuer, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum "AA–" portfolio credit rating for the portion of the assets they manage.

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments as at December 31, 2004 and 2003:

	As at December 31, 2004				As at December 31, 2003
	($ in millions)				($ in millions)
Investments (excluding cash)	Amortized Cost	Gross Unrealised Gains	Gross Unrealised Losses	Fair Market Value	Amortized Cost	Gross Unrealised Gains	Gross Unrealised Losses	Fair Market Value
Fixed Income Investments
U.S. Government and Agency Securities	1,017.5	0.7	(5.9)	1,012.3	636.9	1.1	(0.1)	637.9
Corporate Securities	551.6	0.7	(3.1)	549.2	71.2	0.2	(0.1)	71.3
Foreign Government	233.0	1.5	(0.3)	234.2	136.3	—	(2.0)	134.3
Municipals	3.6	—	—	3.6	2.0	—	—	2.0
Asset-backed securities	225.0	—	(2.1)	222.9	135.9	0.1	(0.6)	135.4
Mortgage-backed securities	185.5	0.1	(0.7)	185.0	66.5	0.8	(0.1)	67.2
Total Fixed Income	2,216.2	3.0	(12.1)	2,207.2	1,048.8	2.2	(2.9)	1,048.1
Short-term Investments	528.5	0.8	(0.6)	528.7	568.1	0.1	—	568.2
Total	2,744.7	3.8	(12.7)	2,735.9	$1,616.9	2.3	(2.9)	1,616.3

U.S. Government and Agency Securities.    U.S. government and agency securities are composed of bonds issued by the U.S. Treasury and Government Sponsored Enterprises such as FNMA, FHLMC, FHLB and FFCB.

Corporate Securities.    Corporate securities are composed of both short-term and medium-term debt issued by corporations.

Foreign Government.    Foreign government securities are composed of bonds issued by the U.K. and Canadian governments.

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

Short-term investments.    Short-term investments are both units in a U.S. dollar denominated bond fund operated by Wellington Management Company and money market funds. The bond fund is rated "AAA" by S&P. The fund invests in government securities, corporate securities, asset-backed securities, mortgage-backed securities, commercial paper and U.S. Treasury obligations. The money market funds are rated "AAA" by S&P and Moody's and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium term notes.

The maturity distribution and ratings for fixed income securities held as of December 31, 2004 and 2003 was as follows:

	As at December 31, 2004			As at December 31, 2003
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)			($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	107.3	106.9	AAA	$103.4	$103.1	AAA
Due after one year through five years	1,662.8	1,656.6	AAA	738.7	738.1	AAA
Due after five years through ten years	35.6	35.8	AA+	4.3	4.3	AAA
Subtotal	1,805.7	1,799.3		846.4	845.5
Mortgage- and Asset-Backed Securities	410.5	407.9	AAA	202.4	202.6	AAA
Short-Term Investments	528.5	528.7	AAA	568.1	568.2	AA+
Total	2,744.7	2,735.9		$1,616.9	$1,616.3

The securities with a maturity over one year consist of U.S. and U.K. Government securities, supra-national securities as well as high grade corporate bonds, mortgage- and asset-backed securities.

For 2004, we engaged BlackRock Financial Management, Weiss, Peck & Greer LLC, Wellington Management Company (not an affiliate of Wellington), Alliance Capital Management L.P. and Credit Agricole to provide investment advisory and management services for our portfolio of assets. As of December 31, 2004, we had approximately $2,207.2 million of fixed income investments and $89 million of cash under management by outside firms. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2004 was 2.62%, as compared with the total return of 0.91% for the Lehman Brothers 1-3 Year Treasury Index for the same period. Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2004.

For additional information concerning the Company's investments and reserves, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data".

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., Bermuda and other international insurers and reinsurers and underwriting syndicates, some of which have greater financial, marketing and management resources than we do. In particular, we generally compete with insurers that provide property-based lines of insurance and reinsurance, such as ACE, Aviva, Converium, Everest Re, General Re, Hannover Re, IPC, Lloyd's of London, Munich Re, PartnerRe, Platinum Underwriters, PXRE, Renaissance Re, Swiss Re, XL Re and British Aviation Insurance Group. In addition, there are other new Bermuda reinsurers competing in similar lines, such as Allied World, Arch, AXIS, Endurance Specialty and Montpelier Re. In our insurance lines of business, we compete with Affiliated FM, Allianz, AIG, Amlin, AXA, QBE, Liberty Mutual, Mitsui, Markel, Norwich Union, Royal & SunAlliance and Zurich as well as surplus lines insurance carriers in the United States such as Lexington, RLI, First State Management, Crum & Forster, Scottsdale and Admiral.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. Aspen Re currently has a financial strength rating of "A" (Excellent) by A.M. Best, the third highest of fifteen rating levels, "A" (Strong) by S&P, the seventh highest of twenty-two rating levels, and "A2" (Good) by Moody's, the eighth highest of twenty-three rating levels. Aspen Bermuda currently has a financial strength rating of "A–" (Excellent) by A.M. Best, the fourth highest of fifteen rating levels, "A" (Strong) by S&P and "A2" (Good) by Moody's. Aspen Specialty is currently rated "A–" (Excellent) by A.M. Best, which is the fourth highest of fifteen rating levels. These ratings reflect A.M. Best's, S&P's and Moody's respective opinions of Aspen Re's, Aspen Specialty's and Aspen Bermuda's ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell, or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). Moody's maintains a letter scale rating system ranging from "Aaa" (Exceptional) to "C" (Lowest). These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody's.

Employees

As of December 31, 2004, we employed 261 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union. As of December 31, 2004, 161 employees were based in the United Kingdom, 22 employees were based in Bermuda and 78 employees were based in the United States. As of December 31, 2002 and 2003, we employed 57 and 142 employees, respectively.

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

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), regulates insurance and reinsurance business and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority ("BMA") under the Insurance Act; the day-to-day supervision of insurers is the responsibility of the BMA. Accordingly, the Insurance Act regulates the insurance business of Aspen Bermuda which has been registered as a Class 4 insurer by the BMA; however, as a holding company, Aspen Holdings is not subject to Bermuda insurance regulations. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time. An Insurance Advisory Committee appointed by the Bermuda Minister of Finance ("Minister") advises the BMA on matters connected with the discharge of the BMA's functions. Sub-committees of the Insurance Advisory Committee supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

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

Loss Reserve Specialist.    As a registered Class 4 insurer, Aspen Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified actuary, must be approved by the BMA. Mr. Paul Koslover the Company's Chief Actuary has been approved to act as Aspen Bermuda's loss reserve specialist.

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

Under the Companies Act, the Minister has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister's powers include requiring a person to furnish him with information, to produce documents to him, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Certain Other Bermuda Law Considerations.    Aspen Holdings and Aspen Bermuda will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Although Aspen Bermuda and Aspen Holdings are incorporated in Bermuda, both are classified as non-residents of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, Aspen Bermuda and Aspen Holdings may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on their ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to United States residents who are holders of their ordinary shares.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. All of our Bermuda-based professional employees who require work permits have been granted permits by the Bermuda government. The terms of these permits range from three to five years depending on the individual and in the case of temporary work permits, the permits are generally granted for periods of three months.

U.K. Regulation

General.    On December 1, 2001, the FSA assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of "regulated activities" (including deposit taking, insurance, investment management and most other financial services carried on by way of business in the U.K.), with the objective of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing a proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

The FSA's rules are contained in its Handbook of Rules & Guidance, one part of which is the "Integrated Prudential Sourcebook". Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to become authorized in both long-term and general insurance business. These two categories are both divided into "classes" (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000 ("FSMA"), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Aspen Re has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general business except credit and assistance business. As an authorized insurer in the United Kingdom, Aspen Re would be able to operate throughout the E.U., subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom may provide cross-border services in other member states of the E.U. subject to notifying the FSA prior to commencement of the provision of services and to the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state subject to notifying the FSA prior to the establishment of the branch and the FSA not having good reason to refuse consent; in both cases the FSA will also notify the local regulatory body that may advise additional requirements specific to its jurisdiction that applies to the operation of the proposed classes of business.

As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen Re will be subject to close supervision by the FSA. The FSA has recently strengthened its requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction and intends to place an increased emphasis on risk identification and management in relation to the financial and operational condition (or "Prudential Regulation") of insurance and reinsurance business in the United Kingdom. There are a number of forthcoming changes to the FSA's rules that will affect insurance and reinsurance companies authorized in the U.K. For example, the FSA is currently in the process of implementing a number of changes, including capital adequacy requirements as described below. In addition, the Integrated Prudential Sourcebook imposes new evidential provisions relating to credit exposure to reinsurers. The Integrated Prudential Sourcebook also introduced new requirements in respect of prudential risk management and associated systems and controls. A key element of this is that high level risk policies for each of insurance, credit, market, liquidity, operational and group risk are required to be set by the authorized insurer's governing body. A number of the conduct of business rules, that have been introduced by the FSA with effect from January 14, 2005 in connection with the regulation of the sale and administration of general insurance, may also have an impact upon authorized insurers. Changes in the scope of the FSA's regulation may have an adverse impact on the business of Aspen Re.

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

The FSA carried out a risk assessment visit to Aspen Re during October and November of 2002. The results were received in January 2003. The only obligations arising from the assessment required Aspen Re to report and meet with the FSA. Aspen Re has provided the requested information to the FSA and has held quarterly meetings with the FSA as required.

Solvency Requirements.    The Integrated Prudential Sourcebook requires that insurance companies maintain capital resources equal to or in excess of its capital resources requirement (formerly known as a margin of solvency) at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the capital resources requirement is set out in the Integrated Prudential Sourcebook, and for these purposes, all the insurer's assets and liabilities are subject to specific valuation rules. Failure to maintain the capital resources requirement is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years beginning on or after January 1, 2004, the calculation of the required capital resources requirement has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the capital resources requirement for Aspen Re.

Aspen Re is required to maintain capital resources requirement equal to the greater of (1) the sum of 18% of the first €50 million and 16% of the excess over €50 million of gross premiums (for these purposes premiums relating to certain categories of liability are uplifted by 50%) for the previous financial year (but where a financial year does not have 12 months the gross premium is adjusted to arrive at a figure that is proportionate to a 12-month financial year) less an allowance for anticipated reinsurance recoveries; (2) the sum of 26% of the average claims (for these purposes claims relating to certain categories of liability business are increased by 50%) paid for the first €35 million of claims and 23% of the average claims paid for claims comprising the excess over €35 million, as measured over a 36-month period less an allowance for anticipated reinsurance recoveries; and (3) the capital resources requirement for the prior financial year multiplied by the ratio (if it is less than 100%) expressed as a percentage, of technical provisions (net of reinsurance) for claims outstanding at the end of the prior financial year to technical provisions (net of reinsurance) for claims outstanding at the beginning of the prior financial year. The margin of solvency is subject to an absolute minimum of €400,000.

Each insurance company writing property, credit insurance business, aviation, marine, business interruption or nuclear insurance or reinsurance business is required by the Integrated Prudential Sourcebook to maintain an equalization reserve in respect of business written in the financial years ending on or after December 23, 1996. This reserve is calculated in accordance with the provisions of the Integrated Prudential Sourcebook where the amount of premiums for such classes exceed the minimum threshold set forth in the provisions.

An insurer is required to review its own capital needs to assess whether it has sufficient resources to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment ("ICA"). If an insurer's assessment is that it should have more capital than is required under the capital resources requirement then the FSA would expect the insurer to hold the additional amount. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. Further, insurers are required to calculate an Enhanced Capital Requirement ("ECR"), which is a risk-based formula for calculating capital needs. The FSA may review an insurer's ICA and its ECR and consider whether it has sufficient capital resources. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources that it considers necessary for that insurer.

In addition, an insurer that is part of a group, is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking and the EEA parent undertaking, in accordance with the FSA's rules. This return is not part of an insurer's own solvency return and hence will not be publicly available. Although there is no requirement at present for the parent undertaking solvency calculation to show a positive result, the FSA is required to take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. At December 31, 2004, Aspen Re exceeded such requirements. However, with the implementation of the European Union's Financial Groups Directive, there will be a requirement for insurance groups to hold an amount of capital indicated in the calculation of the parent company's solvency margin at the ultimate European Economic Area parent undertaking level from December 31, 2006. The purpose of these proposals is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company's group, this regulatory obligation will apply to Aspen Re's immediate parent company (Aspen U.K. Holdings), because it is incorporated in the U.K. and is Aspen Re's ultimate European Economic Area parent undertaking. Aspen U.K. Holdings will from December 31, 2006, have to have sufficient capital resources to match the capital requirements calculated under the rules (taking into account Aspen Re and Aspen Specialty as they are Insurance Subsidiaries of Aspen U.K. Holdings). It is possible that the effect of this requirement will be a need for additional capital at the level of Aspen U.K. Holdings. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

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

In connection with the application to the FSA for consent to the change of control of City Fire, a scheme of operations was submitted to the FSA showing, among other things, a forecast profit and loss account (including forecast dividend payments) for the three financial periods 2003 to 2005 inclusive. Aspen Re is required to submit quarterly financial returns for this period including a summary profit and loss account and must identify and explain significant differences between actual results and forecasts submitted in the scheme of operations. Further, there is an obligation to notify the FSA of any matter that is likely to happen which represents a significant departure from the scheme of operations. Aspen Re is also under separate obligations to maintain its margin of solvency and to notify the FSA of any proposed significant dividend payment. Thus, while Aspen Re's scheme of operations forecasts dividends being paid in each of 2003, 2004 and 2005, if the fortunes of Aspen Re were to change such that a dividend payment would affect its ability to maintain its solvency margin, or if a greater dividend is proposed, it would be obliged to notify the FSA. In such circumstances, depending on the financial condition of Aspen Re, the FSA could use its own initiative powers to impose requirements on Aspen Re, including restrictions on dividend payments.

Reporting Requirements.    U.K. insurance companies must prepare their financial statements under the Companies Act which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Integrated Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) after year-end.

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

Intervention and Enforcement.    The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Integrated Prudential Sourcebook and breaches of the conduct of business rules generally applicable to authorized persons.

The FSA also has the power to institute proceedings for criminal offenses arising under FSMA, and to institute proceedings for the offense of insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA's stated policy is to pursue criminal prosecution in all appropriate cases.

Fees and Levies.    As an authorized insurer in the United Kingdom, Aspen Re is subject to FSA fees and levies based on Aspen Re's gross written premiums. The fees and levies charged by the FSA to Aspen Re are not material to the Company. Our fees paid to the FSA were £1.5 million for 2004. The FSA also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme (the "FSCS"). The FSCS was established to compensate consumers of financial services, including the buyers of insurance, against failures in the financial services industry. Individual policyholders and small businesses may be compensated by the FSCS when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. Aspen Re writes a small amount of insurance business that is protected by the FSCS. The levy charged to Aspen Re in connection with the FSCS is calculated on the amount of insurance business written by Aspen Re and covered by the FSCS.

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

Legislative Changes.    On November 26, 2002, the Terrorism Act was enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such. It should be noted that "act of terrorism" as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Treasury Secretary must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The Terrorism Act does not require coverage under our reinsurance contracts covering U.S. risks. The law expires automatically at the end of 2005, and we are currently unable to predict whether the Terrorism Act will lapse, be renewed or replaced by something else beyond 2005.

State Insurance Regulation of Aspen Specialty, Aspen Management and Aspen Re America.    State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty to file financial statements with insurance departments in every state where it will be licensed or authorized or accredited or eligible to conduct insurance business; and the operations of Aspen Specialty are subject to examination by those departments at any time. Aspen Specialty will prepare statutory financial statements in accordance with Statutory Accounting Practices and procedures prescribed or permitted by its domicile state North Dakota. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The North Dakota regulator has recently completed an examination of Aspen Specialty and did not raise any significant issues. Aspen Management which transacts business as a surplus lines brokerage company must also maintain appropriate licenses to transact such business.

Aspen Re America our reinsurance intermediary is subject to Delaware law and will be regulated by the New Jersey and Connecticut departments of insurance.

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

Operations of Aspen Re and Aspen Bermuda.    Aspen Re and Aspen Bermuda are not admitted to do business in the United States. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers, such as Aspen Re and Aspen Bermuda, which are not admitted to do business within such jurisdictions. We do not intend that Aspen Bermuda or Aspen Re maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda—or, in the case of Aspen Re, the United Kingdom—where the conduct of such activities would require Aspen Re and Aspen Bermuda to be so admitted.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing "credit for reinsurance" which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. Aspen Bermuda is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which were $25.6 million and $385.6 million at December 31, 2003 and 2004, respectively. Aspen Re intends to apply for "trusteed reinsurer" approvals in states where U.S. cedents are domiciled.

Aspen Re is also writing surplus lines business in certain states of the United States where it has obtained the applicable approvals or eligibilities. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers ("Quarterly Listing") that is maintained by the International Insurers Department ("IID") of the National Association of Insurance Commissioners ("NAIC").

Pursuant to the IID requirements, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. In subsequent years, Aspen Re must add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to the current maximum of $60 million. The balance held in the trust at December 31, 2004 was $5.5 million.

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

Risk Factors

We outline below factors that could cause our actual results to differ materially from those in the forward looking statements contained in this Form 10-K and other documents that we file with the Securities and Exchange Commission (the "SEC"). The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes are material. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Company

The historical operations and results of the Syndicates may not be indicative of our future performance.

We were formed on May 23, 2002 and began our business operations on June 21, 2002 when Aspen Re commenced its underwriting activities. The historic operations of Syndicate 2020, a portion of whose business we began to reinsure in 2002, do not form a meaningful basis on which to assess the value of an investment in Aspen Holdings. Our management's past results prior to our formation were achieved largely as contributors to the operation of Syndicate 2020 within the London Market. Aspen Re also operates in the London Market and is seeking to underwrite new classes of business with which our management is familiar, but that business could have a substantially different risk profile or different pricing than those previously underwritten by the Syndicates. In addition, we are still in a relatively early stage of our operations in Bermuda and the United States. Insurance companies, such as Aspen Bermuda and Aspen Specialty, in their early stages of development face substantial business and financial risks and may suffer significant losses. They must establish operating procedures, hire staff, install management information and other systems and complete other tasks necessary to conduct their intended business activities. It is possible that we will not be successful in duplicating the past performance of the Syndicates, or in implementing our business strategy.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. To date, overall, we have not been required to make any of these adjustments. It is expected that in the future, the number of claims will increase, and their size and severity could exceed our expectations.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Our current loss reserves are based on estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of IBNR claims, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity and variable factors such as inflation. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves. Each of our Insurance Subsidiaries' reserving process and methodology are subject to a quarterly review, the results of which are presented to and reviewed by our audit committee. Establishing an appropriate level of loss reserves is an inherently uncertain process. The inherent uncertainties of loss reserves generally are greater for the reinsurance business as compared to the insurance business, principally due to the necessary reliance on the ceding company or insurer for information regarding losses, and the lapse of time from the occurrence of the event to the reporting of the loss to the reinsurer and the ultimate resolution or settlement of the loss. In addition, although we conduct our due diligence on the transactions we underwrite in connection with our reinsurance business, we are also dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. Accordingly, actual claims and loss expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

We rely on third party service providers for some claims handling.

We rely on third party service providers to assist in handling some claims activity. If our third party service providers fail to perform as expected, it could have a negative impact on our financial condition and results of operations.

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

As a part of our insurance and reinsurance operations, we have assumed substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, floods, tornadoes, and fires. The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations and our ability to write new business. In particular, we write a considerable amount of business that is exposed to Florida windstorms and California earthquakes. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events. Although we will attempt to manage our exposure to these events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations. Events that are driven by Florida windstorms and earthquakes in California in particular could have a material adverse effect on our financial condition and results of operations.

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

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. As of December 31, 2004, we had approximately 249 full-time employees and, accordingly, depend upon them for the generation and servicing of our business. We rely substantially upon the services of our senior management team. In particular, we rely substantially upon the service of Paul Myners, Chairman of our board of directors, Christopher O'Kane, our Chief Executive Officer, and Julian Cusack, our Chief Financial Officer. Although we have employment agreements with all of the members of our management team and we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team, our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to any of our employees.

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

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited historical information through December 31, 2004.

The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments for a relatively new insurance and reinsurance company, like our company, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2004. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government recently announced a new policy limiting the duration of work permits to six years, with certain exemptions for key employees. Only three members of Aspen Bermuda's management team (or other officers) based in Bermuda are Bermudian. As of December 31, 2004, we had 22 employees in Bermuda. One of these employees is Julian Cusack, our Chief Financial Officer. Julian Cusack is a non-Bermudian and is working under a work permit that will expire on March 9, 2008. We plan to recruit additional employees in 2005 to work in Bermuda for the Company or Aspen Bermuda. None of our current Bermuda employees for whom we have applied for a work permit has been denied. It is possible that we could lose the services of Julian Cusack or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

Our concentration on a limited number of lines of business could make us more susceptible to unfavorable market conditions.

We have a portfolio of business that is currently dominated by a limited number of property and casualty lines of business. Given this reliance, there is risk that unfavorable market conditions in these lines could have a disproportionate impact on our Company in comparison with our industry in general.

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

As non-U.S. reinsurers, Aspen Bermuda and Aspen Re are required to post collateral security with respect to liabilities they assume from ceding insurers domiciled in the United States. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit in their U.S. statutory financial statements with respect to liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trust assets are held by the ceding company. Aspen Re is required to post letters of credit or establish other security for its U.S. cedents in an amount equal to 100% of reinsurance recoverables under the agreements to which it is a party with the U.S. cedents. We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," to satisfy these requirements. If these facilities are not sufficient or if the Company is unable to renew these facilities or is unable to arrange for other types of security on commercially acceptable terms, the ability of Aspen Bermuda and Aspen Re to provide reinsurance to U.S.-based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law. The restrictions may result in lower investment yields on these assets, which could adversely affect our profitability.

Our insurance subsidiaries are rated by A.M. Best, S&P and Moody's, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease.

Ratings are a significant factor in establishing the competitive position of insurance and reinsurance companies. A ratings downgrade, therefore, could result in a substantial loss of business as insureds, ceding companies and brokers that place such business move to other insurers and reinsurers with higher ratings. A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (in liquidation). S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (under regulatory supervision). Moody's maintains a letter and number scale rating system ranging from "Aaa" (Exceptional) to "C" (Lowest). Aspen Re is currently rated "A" (Excellent) by A.M. Best, which is the third highest of fifteen rating levels, "A" (Strong) by S&P, which is the seventh highest of twenty-two rating levels, and "A2" (Good) by Moody's, which is the eighth highest of twenty-three rating levels. Aspen Bermuda is currently rated "A–" (Excellent) by A.M. Best, which is the fourth highest of fifteen rating levels, "A" (Strong) by S&P, which is the seventh highest of twenty-two rating levels and "A2" (Good) by Moody's, which is the eighth highest of twenty-three rating levels. Aspen Specialty is currently rated "A–" (Excellent) by A.M. Best, which is the fourth highest of fifteen rating levels. The objective of A.M. Best's, S&P's and Moody's rating systems is generally to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best's, S&P's and Moody's opinions of the financial strength of our Insurance Subsidiaries; they are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities.

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

In addition, several agreements we have with third parties would be impacted by a failure to maintain specified ratings. Under our credit facilities, we would be in default if Aspen Re's or Aspen Bermuda's insurer financial strength ratings fall below "B++" by A. M. Best or "A–" by S&P. Under the framework agreement dated May 28, 2002 among Wellington and its affiliates, Aspen U.K. Services and Aspen Holdings, Aspen Re would need to provide a letter of credit with respect to any quota share reinsurance it provides to Syndicate 2020 if Aspen Re's insurer financial strength or similar rating is down-graded below "A" by either S&P and A.M. Best or such lower rating (not being lower than "A–") acceptable to Lloyd's from time to time.

Continuing investigations of broker market practices and the potential impact of the recent Marsh settlement could adversely affect our business.

Investigations of broker placement and compensation practices initiated by the Attorneys General and insurance regulators of certain states beginning with New York in October 2004, together with associated class action lawsuits initiated against such broker entities, have challenged the legality of certain broker activities. Marsh and the New York Attorney General entered into a settlement Agreement on January 31, 2005. Apart from Marsh, various brokers with whom we do business are included within these investigations and lawsuits. The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers because of alleged conflicts of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers, bid rigging and tying the receipt of direct insurance to placing reinsurance through the same broker. The Marsh-New York Attorney General settlement confirms that Marsh units that deal with U.S. clients, at least, must implement a series of business reforms relating to insurer compensation, disclosures to clients, use of wholesalers and employee training, among other things, and must submit to greater regulatory oversight by the New York Insurance Department.

Because many investigations and suits continue and others may yet be filed, it is not possible to determine their ultimate impact upon brokers, insurers and reinsurers, including our various business units that handle U.S. insurance and reinsurance risks. However, because of Aspen Re's and Aspen Specialty's reliance on brokers for future business, any governmental actions or judicial decisions which have the effect of impairing these broker markets could materially impact our ability to underwrite business. In addition, to the extent that any of the industry-wide arrangements with our brokers were determined to be improper, we could be fined or otherwise penalized. Aspen Re, our U.K. subsidiary, is regulated by the FSA. The FSA has stated that an "early supervision priority" in 2005 will be to look at the arrangements that insurers and brokers have in place to manage their conflicts of interest. In the event that the FSA perceives that brokers and insurers are not disclosing commissions when specifically asked, or if they offer or receive inducements contrary to the interests of the insured, the FSA may exercise its regulatory powers over brokers, insurers and reinsurers.

Should brokers with which we deal seek to increase commission levels in order to make up revenue shortfalls, we could be adversely impacted. To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management and Aspen Re America will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See "—Our reliance on brokers subjects us to their credit risk" and "—Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us" below.

Recent investigations of certain reinsurance accounting practices could adversely affect our business.

Certain reinsurance contracts are highly customized and typically involve complicated structural elements. U.S. GAAP governs whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these U.S. GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. These contracts also require judgments regarding the timing of accruals under U.S. GAAP. As recently reported in the press, certain insurance and reinsurance arrangements involving other companies, and the accounting judgments that they have made, are coming under scrutiny by the New York Attorney General's Office, the SEC and other governmental authorities. At this time, we are unable to predict the potential effects, if any, that these industry investigations and related settlements may have upon the accounting for reinsurance and related industry practices or what, if any, changes may be made to practices involving financial reporting. Changes to any of the foregoing could materially and adversely affect our business and results of operations.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. Aon, Marsh, Willis, Benfield and Ballantyne, provided 21.1%, 19.1%, 11.7%, 14.7% and 6.8%

(for a total of 73.4%), respectively, of our gross reinsurance premiums written for the twelve months ended December 31, 2004. Aon, SBJ Group Limited ("SBJ"), Marsh, Willis and R. L. Davison & Co. Ltd. ("R. L. Davison") provided 18.1%, 5.0%, 8.7%, 6.2% and 6.0% (for a total of 44.0%), respectively, of our gross insurance premiums written for the twelve months ended December 31, 2004. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

If we fail to develop the necessary infrastructure as we grow, our future financial results may be adversely affected.

Our recent and planned future expansion in the United Kingdom, United States and Bermuda has placed and will continue to place increased demands on our financial, managerial and human resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Furthermore, although we continue to outsource support for our information technology systems to Wellington until termination in August 2005, we have not received any other significant administrative services from WUAL since the end of 2003. We are in the process of developing new information technology systems, including underwriting and financial support systems. To the extent, we are not able to develop and implement new systems that meet our business needs, we may be required to continue with our existing arrangements or accept a less sophisticated system. In addition, if our information technology infrastructure is not in place prior to our anticipated move to our new London office, we will be delayed in implementing our move, and we may be subject to additional expenses as a result of such delay. Our future profitability depends in part on our ability to further develop our resources and effectively manage such transition or expansion. Our inability to achieve such development or effective management may impair our future financial results.

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

Our funds are invested by several professional investment management firms under the direction of our investment committee in accordance with detailed investment guidelines set by us. See "Business—Investments" under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss in order to cover such liabilities. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For the twelve months ended December 31, 2004, 5.3% or $68.3 million of our total revenue was derived from our invested assets. This represented 26.0% of our income from operations before income tax for the same period.

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

Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and insurance segments are the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2003 and 2004, 10.3% and 12.9% respectively of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

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

The FSA regards Aspen Re, for all intents and purposes, as a relatively new insurer and has stated that it wishes to closely monitor Aspen Re's progress against its business plans and related issues including business development, reinsurance, underwriting controls and claims. More generally, the FSA is strengthening its requirements for senior management arrangements, and for systems and controls of insurance and reinsurance companies under its jurisdiction. Furthermore, the FSA intends to place an increased emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom. Changes in the FSA's requirements may have an adverse impact on the business of Aspen Re.

If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares in Aspen Holdings, transactions between Aspen Re and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we cannot assure you that these material connected party transactions will not be subject to regulatory intervention by the FSA. See Part III, Item 13, "Certain Relationships and Related Transactions."

Aspen Re is required to provide the FSA with information about Aspen Holdings' notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA's rules. In this regard, if Aspen Bermuda or Aspen Specialty were to experience financial difficulties, it could affect the "solvency" position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen Re. Furthermore, any transactions between Aspen Re, Aspen Specialty and Aspen Bermuda that are material connected party transactions would also have to be reported to the FSA. We cannot assure you that the existence or effect of such connected party transactions and the FSA's assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where Aspen Re has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA with regard to Aspen Re.

There may be reforms in liability insurance practice in the United Kingdom, in response to dramatic price increases that have greatly affected businesses, which may adversely impact the Company. The Office of Fair Trading ("OFT") in the United Kingdom undertook a study as a result of concerns regarding sharp increases in the cost of premiums charged for employers' public and product liability insurance and professional indemnity insurance, collectively referred to as liability insurance. The OFT has indicated that it will continue to keep liability insurance markets under review, including premiums to be charged during late 2004 and early 2005, as it anticipates the markets to have adjusted by that date. The OFT does not presently have price controls in place in relation to liability insurance. We are not aware at this time of any OFT proposals to recommend such price controls but the OFT has stated publicly that if liability insurance markets do not improve by early 2005 the OFT will consider if action is appropriate. In addition, the U.K. Department for Work and Pensions ("DWP") has conducted a specific study regarding employers' liability. Both the OFT and the DWP have focused on the potential benefit to businesses, as insureds, if insurers increased the renewal periods during which insureds can renew their insurance coverage. The OFT has the power to recommend wide ranging reforms to the extent that it finds competition has been hindered as a result of the sharp increase in premiums charged, and to refer the markets to the U.K. Competition Commission which may impose structural and behavioral remedies on the market participants. Although no particular regulatory or legislative reforms have been adopted, these reports and any subsequent regulation may adversely affect our business and results of operations. For example, if insurers were required to increase their renewal periods, this may result in increased competition to retain existing customers.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is largely formed by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen Re will operate. One such directive obliged the United Kingdom to ensure that, in any insolvency or reorganization proceedings concerning an insurer established in the United Kingdom, claims under insurance contracts receive priority over claims under reinsurance contracts. These rules, which were implemented into U.K. law in April 2003, may have the effect that prospective reinsureds may seek security for future claims under reinsurance policies issued by Aspen Re which would increase the cost to Aspen Re of writing reinsurance business. A general review of E.U. insurance directives is currently in progress and may lead to changes such as increased or risk-based minimum capital requirements. The FSA has introduced new requirements on insurers and reinsurers to calculate their ECR which includes capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA had already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. In addition, the FSA is proposing to give guidance regularly to insurers under "individual capital guidance", which may result in guidance that a company should hold in excess of the ECR. These changes may increase the required regulatory capital of Aspen Re.

Aspen Re does not presently intend that it will be admitted to do business in any jurisdiction other than the United Kingdom, Ireland and the other member states of the European Economic Area. We cannot assure you, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen Re and claim that Aspen Re is subject to such jurisdiction's licensing or other requirements.

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

The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. Compliance with any new laws, regulations or settlements impacting offshore insurers or reinsurers, such as Aspen Bermuda, could have a material adverse effect on our business.

Aspen Specialty.    Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the Commissioner of Insurance of the State of North Dakota. The North Dakota Commissioner of Insurance also has regulatory authority over a number of affiliate transactions between Aspen Specialty and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders or noteholders. Among other matters, state insurance regulations will require Aspen Specialty to maintain minimum levels of capital, surplus and liquidity, require Aspen Specialty to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen Specialty to write new business or distribute assets to Aspen Holdings.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, some members of Congress have begun to explore whether the federal government should play a greater role in the regulation of insurance. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly examine existing laws and regulations. Changes in federal or state laws and regulations or the interpretation of such laws and regulations could have a material adverse effect on our business.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the Terrorism Act was enacted to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law establishes a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. Although the U. S. Congress is likely to consider in 2005 whether to extend the Terrorism Act, we are currently unable to predict whether the Terrorism Act will lapse, be renewed or replaced by something else beyond 2005, or whether any new initiatives would result in greater federal government intervention in the U.S. insurance and reinsurance markets in which we participate.

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

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, if any, to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See "Regulatory Matters—Bermuda Regulation—Minimum Solvency Margin and Restrictions on Dividends and Distributions," "—U.K. Regulation—Restrictions on Dividend Payments," and "—U.S. Regulation—North Dakota State Dividend Limitations" in Item 1 above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. In addition, our ability to pay dividends to our shareholders is limited under our Credit Agreements (as defined in "Management's Discussion and Analysis of Financial

Condition and Results of Operations—Liquidity and Capital Resources"), which provide that, subject to the requirements specified in the agreements, Aspen Holdings may not during any fiscal year pay cash dividends in an aggregate amount exceeding 50% of its consolidated net income for such fiscal year. If you require dividend income you should carefully consider these risks before investing in our Company. For more information regarding restrictions on the payment of dividends by us and our Insurance Subsidiaries, see "—Regulatory Matters" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II, Item 7.

Several of our founding shareholders and some of our directors may have conflicts of interest with us.

Several of our founding shareholders and some of our directors engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. Of our directors, Julian Avery was the Chief Executive Officer of Wellington until his resignation effective September 20, 2004. We had in place certain quota share agreements under our framework agreement and an administrative services agreement with Wellington and its affiliates for which we have received notice of termination in December 2003, with termination effective 18 months from the date of notice. We also have entered into an IT services agreement with Wellington and its affiliates for which we have provided a notice of termination on August 20, 2004, with termination being effective on August 20, 2005, subject to certain transition services. We also had an agreement with Montpelier Re, one of our founding shareholders, which until December 20, 2003 limited the type and the amount of business we could write in Bermuda. Montpelier Re is also a competitor of ours in the reinsurance business. See Part III, Item 13, "Certain Relationships and Related Transactions—Transactions and Relationships with Initial Investors."

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

In addition, we may not be in a position to influence any party's decision to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in our shareholders' best interests. See "Business—Reinsurance" in Item 1 above and "Certain Relationships and Related Transactions" in Part III, Item 13. Moreover, under Bermuda law and our bye-laws, any transaction entered into by us in which a director has an interest is not voidable by us nor can such director be accountable to us for any benefit realized under that transaction provided that the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest unless the majority of the disinterested directors determines otherwise.

We may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.

We are subject to the independent director requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), SEC rules and, to the extent applicable, the NYSE corporate governance rules. We may experience difficulty in attracting and retaining qualified independent directors to respond to the increasing regulation of public companies. If we are unable to attract or retain independent directors, we may be faced with delisting of our ordinary shares or a violation of the Sarbanes-Oxley Act or SEC rules.

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

The insurance and reinsurance industry is highly competitive. See "Business—Competition" in Item 1 above for a list of our competitors. We compete primarily on the basis of experience, the strength of our client relationships, reputation, premiums charged, policy and contract terms and conditions, products offered, speed of claims payment, overall financial strength, ratings and scope of business (both by size and geographic location).

A number of Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate. Many of these entities derive their profits primarily through Bermuda operations and, consequently, may achieve a lower overall global effective tax rate than us. In addition, we may not be aware of other companies that may be planning to enter the lines of business of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital.

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability. We have recently experienced increased competition in some lines of business which has caused a decline in rate increases or a reduction in rates.

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

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001. This tightening of supply has resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. For example, on November 26, 2002, the Terrorism Act was enacted to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Although the U. S. Congress is likely to consider in 2005 whether to extend the Terrorism Act, the law is currently scheduled to expire automatically at the end of 2005 and we cannot predict whether it will lapse, be renewed or replaced by something else. Government-sponsored initiatives in other countries to address the risk of losses from terrorist attacks are similarly subject to change which may impact our business. We are currently unable to predict the extent to which lapse or replacement of the Terrorism Act, or other new initiatives, may affect the demand for or pricing of our products or the risks that our customers may expect us, and our competitors, to underwrite.

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Although premium levels for many products have increased in the recent past, there are several lines of business in which rates are stabilizing or declining which, absent a major industry event, may indicate a change in the cycle. In respect of current market conditions, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

Risks Related to Our Ordinary Shares

Future sales of ordinary shares may affect their market price and the future exercise of options may result in immediate and substantial dilution.

As of December 31, 2004, there were 69,315,099 ordinary shares outstanding. Of these shares, 12,231,145 ordinary shares were registered and are freely transferable, except for any shares sold to our "affiliates," as that term is defined in Rule 144 under the Securities Act. In addition, on February 4, 2005 we filed a universal shelf registration statement on Form F-3 with the SEC which included 52,998,036 ordinary shares that may be offered for sale by our shareholders.

We have entered into an amended and restated registration rights agreement, dated November 14, 2003, with Blackstone, Wellington, Candover, Mourant, CSFB Private Equity, Montpelier Re, the Names' Trustee (as defined below), 3i, Phoenix, Olympus and Lexicon, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. At any time any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares, subject to the limitations and restrictions provided in the agreement. We may effect any such future registration request under the Form F-3 as well, in which case the related public offering may occur on short notice. Any announcement relating to a registration, offering or sale of our ordinary shares, under the Form F-3 or otherwise, could adversely affect the market price of our ordinary shares.

With respect to any outstanding ordinary shares that have not been registered, they may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under Rule 144(k), a person who is not our affiliate, and who has not been our affiliate at any time during the 90 days preceding any sale, is entitled to sell the shares without regard to the foregoing limitations, provided that at least two years have elapsed since the shares were acquired from us or any affiliate of ours. A large percentage of our initial investors have held a portion of our ordinary shares for at least two years, although some of those investors may be deemed our affiliates. Moreover, as of December 31, 2004, an additional 5,491,518 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Wellington (the "Wellington Options") and Harrington Trust Limited, which name was changed to

Appleby (Bermuda) Trust Limited effective October 1, 2004 (the "Names' Trustee"), as successor trustee of the Names' Trust (the "Names' Trust"), which holds the options (the "Names' Options"; collectively with the Wellington Options, the "Investor Options") and shares for the benefit of the members of Syndicate 2020 who are not corporate members of Wellington (the "Unaligned Members"). Wellington and the Names' Trustee may exercise their options on a cashless basis, which allows them to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. Ordinary shares issued upon the exercise of options on a cashless basis will be issued as a bonus issue of shares in accordance with section 40(2)(a) of the Companies Act. This section provides that the share premium account of a company may be applied in paying up shares issued to shareholders as fully paid shares. This cashless exercise feature may provide an incentive for Wellington and the Names' Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate and substantial dilution of your investment.

In addition, we have filed a registration statement on Form S-8 under the Securities Act to register ordinary shares issued or reserved for issuance under our share incentive plan. Subject to the exercise of issued and outstanding options and shareholder agreements between the Company and individual employees, shares registered under the registration statement on Form S-8 may be available for sale into the public markets.

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares. See "Shareholders' Agreement and Registration Rights Agreement" in Part II, Item 5(e) for further information regarding circumstances under which ordinary shares may be sold.

There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as "controlled shares" (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the "Code")) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a "9.5% U.S. Shareholder") shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any of our subsidiaries or any shareholder or its affiliates. "Controlled shares" includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2004, there were 69,315,099 ordinary shares outstanding, of which 6,584,934 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares. A shareholder may own up to 6,584,934 ordinary shares without being subject to voting cutback provisions in our bye-laws.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. See "—Bye-Laws" in Part II, Item 5(f). Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them. See "—Bye-Laws" in Part II, Item 5(f).

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

The FSA regulates the acquisition of "control" of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired "control" for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired "control" of Aspen Re. Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA's prior approval. The FSA would then have three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application would constitute a criminal offense.

There can be no assurance that the applicable regulatory body would agree that a shareholder who owned greater than 10% of our ordinary shares did not, because of the limitation on the voting power of such shares, control the applicable Insurance Subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable. If these restrictions delay, deter or prevent a change of control, such restrictions may make it more difficult to replace members of our board of directors and may have the effect of entrenching management regardless of their performance.

A few large shareholders may be able to influence significant corporate actions.

As of March 1, 2005, we had 4 shareholder groups who own approximately 47,024,280 ordinary shares (including the Wellington Options) representing 68% of the beneficial ownership of our ordinary shares (assuming full exercise on a cash basis of Wellington Options). As a result of their ownership position, these shareholders voting together may have the ability to significantly influence matters requiring shareholder approval, including, without limitation, the election of directors and amalgamations, consolidations, changes of control of our company and sales of all or substantially all of our assets. If these shareholders were to act together, they would be able to exercise control over most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by the other shareholders.

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

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

Risks Related to Taxation

We may become subject to taxes in Bermuda after March 28, 2016, which may have a material adverse effect on our results of operations and your investment.

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

Our non-U.S. companies may be subject to U.S. tax that may have a material adverse effect on our results of operations and your investment.

If Aspen Holdings or any of its foreign subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen Re is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, Aspen Management and WU Inc.

Aspen Holdings and Aspen Bermuda are Bermuda companies, and Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services are U.K. companies. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies will be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen Re produced pursuant to the binding authorities granted to Aspen Re America and Aspen Management, as well as the binding authorities previously granted to WU Inc.) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen Re with respect to the business produced pursuant to the Aspen Re America, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service ("IRS") will not contend successfully that some or all of Aspen Holdings or its foreign subsidiaries is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.

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

If any of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom through a permanent establishment, our results of operations could be materially adversely affected.

Holders of 10% or more of Aspen Holdings' shares may be subject to U.S. income taxation under the "controlled foreign corporation" ("CFC") rules.

If you are a "10% U.S. Shareholder" of a foreign corporation (defined as a U.S. Person (as defined below) who owns (directly, indirectly through foreign entities or "constructively" (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through foreign entities on the last day of the CFC's taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a foreign insurance corporation typically includes foreign personal holding company income (such as interest dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of voting stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

For purposes of this discussion, the term "U.S. Person" means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, or entity treated as a corporation, created or organized in or under the laws of the United States, or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under "Bye-laws" in Item 5(f) below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our "related party insurance income" ("RPII").

If the RPII (determined on a gross basis) of any foreign Insurance Subsidiary were to equal or exceed 20% of that company's gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of the Company (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of such company's RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a foreign Insurance Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of the foreign Insurance Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of either foreign Insurance Subsidiary to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of such disposition.

The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because the Company will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company ("PFIC") for U.S. federal income tax purposes.

If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of the Company will be subject to adverse tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of either of the foreign Insurance Subsidiaries is allocated to the organization, which generally would be the case if either of the foreign Insurance Subsidiaries is a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any shares of the Company. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

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

The Organization for Economic Cooperation and Development (the "OECD"), has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Additional Information

The Registrant's website address is www.aspen.bm. The Registrant makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2.    Properties

We currently rent office space in Hamilton, Bermuda for our holding company and Bermuda operations. We have also entered into an agreement to lease two floors comprising a total of approximately 11,250 square feet, subject to completion of construction of the building and other conditions, after which we intend to enter into a rental lease. The term of the rental lease agreement will be for six years, and we have agreed to pay approximately a total of $698,000 per year in rent for both floors for the first three years. We expect to occupy the premises by the end of 2005. For our U.K.-based reinsurance and insurance operations, in June 2003 we entered into a sublease with ACE Global Markets Ltd. to occupy space within their offices at 100 Leadenhall Street, London. The lease covers one and a half floors of the building (up to 14,000 square feet in total) and is for a three-year period with an option to terminate upon 6 months' notice at any time after 18 months. We have served notice on ACE Global Markets Ltd. to terminate this lease on July 31, 2005. We also license office space within the Lloyd's building on the basis of a renewable twelve-month lease. In addition, we lease office space in Boston, Massachusetts, Marlton, New Jersey and Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

On October 19, 2004, Aspen Re entered into an agreement for leases with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately £2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms.

Item 3.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not believe that the eventual outcome of any litigation or arbitration proceeding to which we are presently a party will have a material adverse effect on our financial condition or business. Our subsidiaries are regularly engaged in the investigation and the defense of claims arising out of their business. Pursuant to our insurance and reinsurance arrangements, disputes are generally required to be finally settled by arbitration.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our ordinary shares began publicly trading on December 4, 2003. Our New York Stock Exchange symbol is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of Ordinary Shares
	High	Low
Period
2003
Fourth Quarter (beginning December 4, 2003)	$25.75	$23.30
2004
First Quarter	27.22	24.60
Second Quarter	26.00	23.20
Third Quarter	24.95	23.00
Fourth Quarter	24.83	22.08

(b) As of March 1, 2005, there were 91 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name.

(c) There were no dividends paid on the Company's ordinary shares for the year ended December 31, 2003. Our board of directors declared a dividend of $0.03 per share in each of the quarters of 2004. Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant at the time. On March 3, 2005, our board of directors announced an increase in the quarterly dividend to $0.15 from $0.03 per ordinary share. The dividend will be payable on March 25, 2005 to Shareholders of record on March 15, 2005.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries to pay dividends to us. The Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, "Business—Regulatory Matters" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Our credit facilities also restrict our ability to pay dividends. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

(d) There were no share repurchases for the quarter ended December 31, 2004. For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in this report.

(e)	Shareholders' Agreement and Registration Rights Agreement

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

Each shareholder party has agreed to require any transferee within thirty-six months after our initial public offering to sign a deed of adherence to the shareholders' agreement, except if such transfer is pursuant to a registered public offering, sale pursuant to Rule 144 of the Securities Act or certain other circumstances. In addition, until twelve months after our initial public offering, a shareholder party was not able to make transfers to its shareholders, members, partners or beneficiaries by way of a dividend, distribution or otherwise.

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

The ordinary shares issued in connection with the exercise of the Names' Options will have priority over the sale of ordinary shares held by the other shareholders party to the registration rights agreement in the first underwritten secondary offering of ordinary shares after our initial public offering unless the Names' Trustee demands a registration of its ordinary shares in a non-underwritten offering as described below. In addition, if one or more of our shareholders does not request from the Company the registration of its ordinary shares in connection with the first underwritten secondary offering by August 5, 2004, the Names' Trustee has the right to demand the registration of ordinary shares it holds on behalf of the Unaligned Members, subject to a registration of a minimum number of ordinary shares, for a non-underwritten direct resale of such ordinary shares between August 5, 2004 and September 19, 2004. On September 17, 2004, the Names' Trustee requested such demand registration, pursuant to which we filed a registration statement with the SEC for 212,743 ordinary shares held by the Names' Trustee.

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

(f)	Bye-Laws

Our Board and Corporate Action.     Our bye-laws provide that the board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. Our board of directors is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Each director shall serve for a term ending on the date of the third annual general meeting of shareholders next following the annual general meeting at which such director was elected, provided that (i) Directors initially designated as Class I Directors shall serve for an initial term ending on the date of the third annual general meeting of Shareholders following June 21, 2002, (ii) directors initially designated as Class II Directors shall serve for an initial term ending on the fourth annual general meeting following June 21, 2002, and (iii) directors initially designated as Class III Directors shall serve for an initial term ending on the fifth annual general meeting following June 21, 2002. Notwithstanding the foregoing, each director shall hold office until such director's successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the board of directors shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

Generally, the affirmative vote of a majority of the directors present at any meeting at which a quorum is present shall be required to authorise corporate action. Corporate action may also be taken by a unanimous written resolution of the board without a meeting and with no need to give notice, except in the case of removal of auditors or directors. The quorum necessary for the transaction of business of the board of directors may be fixed by the board of directors and, unless so fixed at any other number, shall be a majority of directors in office from time to time and in no event less than two directors, provided, that the majority of the directors present does not consist of persons residing in the United Kingdom for U.K. tax purposes.

Voting cutbacks.    In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. "Controlled shares" includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder; (ii) no portion of such reallocation shall apply to the shares held by Wellington or the Names' Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10%.

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

Shareholder Action.     Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws). Our bye-laws require 21 days' notice of annual general meetings.

The following actions shall be approved by the affirmative vote of at least seventy-five percent (75%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): any amendment to Bye-Laws 13 (first sentence—Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power), 76 (Purchase of Shares), 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to, a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction.

Amendment.     Our bye-laws may be revoked or amended by a majority of the board of directors, but no revocation or amendment shall be operative unless and until it is approved at a subsequent general meeting of the Company by the shareholders by resolution passed by a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws) or such greater majority as required by our bye-laws.

Voting of Non-U.S. Subsidiary Shares.     If we are required or entitled to vote at a general meeting of any of Aspen Re, Aspen Bermuda, Aspen U.K. Holdings or Aspen U.K. Services or any other non-U.S. subsidiary of ours (together, the "Non-U.S. Subsidiaries"), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary. Substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of the Non-U.S. Subsidiaries.

Capital Reduction.     In the event of a reduction of capital, our bye-laws require that such reduction apply to the entire class or series of shares affected. We may not permit a reduction of part of a class or series of shares.

(g)	Investor Options

On June 21, 2002, Aspen Holdings issued to Wellington options to purchase 3,781,120 non-voting shares (the "Wellington Options") and issued to the Names' Trustee, as trustee of Names' Trust for the benefit of the Unaligned Members, options to purchase 3,006,760 non-voting shares (the "Names' Options;" together with the Wellington Options, the "Investor Options"). In connection with our initial public offering, the Names' Trustee exercised 440,144 Names' Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In connection with its demand registration for a non-underwritten direct resale of ordinary shares (as described above), the Names' Trustee exercised 856,218 Names' Options on both a cash and cashless basis, pursuant to which 135,321 ordinary shares were issued. As of March 1, 2005, the Names' Trustee held 1,710,398 Names' Options. The rights of the holders of the Investor Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003, to effect certain of the provisions described below (the "Option Instrument"). A portion of the Names' Options is held by Wellington Underwriting Services Limited ("WUSL") (as sub-trustee) for certain Unaligned Members and may be exercised on a cashless basis only. Such portion of the Names' Options were exercised at the time of the Names' Trustee's demand registration for a non-underwritten direct resale of ordinary shares. All non-voting shares issued or to be issued upon the exercise of the Investor Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance.

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

The Investor Options will lapse on the earlier occurrence of (i) the end of the term of the Investor Options, (ii) the liquidation of the Company (other than a liquidation in connection with a reconstruction or amalgamation) and (iii) the completion of a sale (if such options are not exercised in connection with such sale). If Wellington materially breaches its obligations under the framework agreement and the shareholder's agreement between the Company and Wellington dated November 6, 2003, with respect to its non-compete undertakings and its prohibition on soliciting employees of the Company then the Wellington Options will immediately lapse for those options that have not been exercised or that have been exercised but for which ordinary shares have not yet been issued.

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

For any exercise of the Investor Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days. The number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the offer price of the first underwritten secondary offering or in the case of a non-underwritten direct resale, based on an average closing price for five preceding trading days.

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

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the period ended and as of the dates indicated. The summary income statement data for the period from our incorporation on May 23, 2002 to December 31, 2002 and for the twelve months ended December 31, 2003 and 2004 and the balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report, which have been prepared in accordance with U.S. GAAP and have been audited by KPMG Audit Plc, our independent registered public accounting firm. These historical results are not necessarily indicative of results to be expected from any future period. Due to our limited operating history, the ratios presented may not be indicative of our future performance. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003	Period from May 23, 2002 to December 31, 2002 (1)
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross premiums written	$1,586.2	$1,306.8	$374.8
Net premiums written	1,357.6	1,092.8	312.6
Net premiums earned	1,232.8	812.3	120.3
Loss and loss adjustment expenses	(723.6)	(428.4)	(76.9)
Policy acquisition and general and administrative expenses	(305.0)	(205.6)	(29.8)
Net Investment Income	68.3	29.6	8.5
Net Income	195.1	152.1	28.6
Basic earnings per share	2.82	2.63	0.89
Fully diluted earnings per share	2.74	2.56	0.89
Basic weighted average shares outstanding	69.2	57.8	32.4
Diluted weighted average shares outstanding	71.1	59.5	32.4
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (2)	59%	53%	64%
Expense ratio (on net premiums earned) (3)	25	25	25
Combined ratio (4)	84%	78%	89%
Summary Balance Sheet Data
Cash and investments (5)	$3,020.8	$1,847.1	$932.0
Premiums receivable	494.2	496.5	214.5
Total assets	3,943.1	2,578.5	1,211.8
Losses and loss adjustment expense reserves	1,277.9	525.8	93.9
Reserves for unearned premiums	714.0	572.4	215.7
Bank Debt	—	40.0	—
Long Term Debt	249.3	—	—
Total shareholder's equity	1,481.5	1,298.7	878.1
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per share (6)	$21.37	$18.77	$15.44
Diluted book value per share (treasury stock method) (7)	20.79	18.17	15.44

(1)	The financial information for this period reflects our results for the period from May 23, 2002, the date of our formation, to December 31, 2002.

(2)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(3)	The expense ratio is calculated by dividing acquisition expense and general and administrative expense by net premiums earned.

(4)	The combined ratio is the sum of the loss ratio and the expense ratio.

(5)	Investments include fixed maturities and short-term investments.

(6)	Book value per share is based on total shareholders' equity divided by the number of shares outstanding of 58,876,360, 69,179,303 and 69,315,099 at December 31, 2002, 2003 and 2004, respectively.

(7)	Fully diluted book value per share is calculated based on total shareholders' equity at December 31, 2003 and December 31, 2004, divided by the number of dilutive equivalent shares outstanding of 58,876,360, 71,481,906 and 71,271,170 at December 31, 2002, 2003 and 2004, respectively. There were no dilutive options at December 31, 2002. At December 31, 2003 there were 2,302,603 dilutive options and at December 31, 2004 there were 1,956,071 dilutive options. Potentially dilutive shares outstanding are calculated using the treasury method.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2004, 2003 and for the period from May 23, 2002 to December 31, 2002. The following also includes a discussion of our financial condition at December 31, 2004. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes included in this report. This report contains forward-looking statements that involve risks and uncertainties that are not historical facts, including statements about the Company's beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings "—Risk Factors" and "Business" in Item 1 of this report and "Forward-Looking Statements" contained in Part I of this report.

Overview

The following overview of our 2002, 2003 and 2004 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

We are a Bermuda holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide marine and aviation insurance worldwide through Aspen Re. Aspen Re America is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

During 2004 we continued to expand and diversify our portfolio of business lines. In the United States we established an office in Connecticut to write property reinsurance through Aspen Re America. We also continued the development of our surplus lines operation through Aspen Specialty, by expanding our underwriting capacity in Boston and by opening offices in Georgia and Arizona.

In London we hired a team of marine and energy underwriters who began to write business for us in 2004 and from whom we expect expanded business production in 2005. We also completed negotiations for the recruitment of an established team of aviation underwriters who have subsequently joined us and started underwriting in 2005.

The capacity of Aspen Bermuda was expanded by the injection of $250 million of additional capital and the transfer of the majority of our London-based property reinsurance underwriting team to Bermuda. The consequent increase in our underwriting activities in Bermuda will mainly relate to cedents in the U.S., Japan and the U.K.

Net income for the twelve months ended December 31, 2004 was $195.1 million, or $2.82 per share, compared to $152.1 million, or $2.63 per share, for the twelve months ended December 31,

2003 and $28.6 million, or $0.89 per share, for the period ended December 31, 2002. Management considers this per share increase in net income to reflect a strong overall performance in 2004 given the relatively short period since the Company started its operations in June 2002 and the relative immaturity of its earnings profile. We measure the maturity of the Company's earnings profile by the ratio of net premiums earned to net premiums written, which has increased from 38% for the period ended December 31, 2002, compared to 74% for the twelve months ended December 31, 2003, and 90.8% for the twelve months ended December 31, 2004. In a "steady state" in which written premiums were neither increasing nor decreasing from one year to the next, earned premium would equal written premium.

Gross premiums written increased from $374.8 million for the period ended December 31, 2002 to $1,306.8 million for the twelve months ended December 31, 2003 to $1,586.2 million for the twelve months ended December 31, 2004. Provisions for losses and related reinstatement premiums arising from catastrophe windstorm losses in the third quarter of 2004 amounted to $204.3 million, equivalent to an impact of 16% on our loss ratio.

Our net premiums written of $1,357.6 million for the year ended December 31, 2004 represented 85.6% of gross premiums written of $1,586.2 million, which indicates that we ceded reinsurance premiums of $228.6 million. Of the ceded reinsurance premiums, $43.4 million represented proportional cessions of which our shareholder Montpelier Re was the main recipient under arrangements established at our formation. The remaining amount of the ceded reinsurance premiums mostly comprises premiums for retrocessional protection of our property reinsurance account from which we expect to make recoveries in respect of windstorm losses in the third quarter of 2004.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the "loss ratio") as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. Our overall loss ratio was 59% for 2004 compared to 53% for 2003 and 64% for 2002. There was a release of net reserves in 2003 from prior years of $9.6 million, equivalent to around 1.1 percentage points on net earned premium for the year. For 2004 there was a release of net reserves of $62 million equivalent to around 5.0% percentage points on net earned premium for the year. Further information relating to the release of reserves can be found below under "Critical Accounting Policies" below.

We monitor the ratio of expenses to net earned premium (the "expense ratio") as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The expense ratio was 25% for 2004 and for 2003.

We comment further on loss ratios and expense ratios in our discussion of the segmental results later in this section.

We generated net investment income in 2004 of $68.3 million in a year in which our total investment, cash and cash equivalents increased from $1.85 billion at the end of 2003 to $3.02 billion at the end of 2004, requiring us to invest significant amounts during a volatile bond market. Investment income in 2003 was $29.6 million and in 2002 was $8.5 million.

We did not pay any dividends to shareholders in 2003. In 2004, we paid a quarterly dividend of $0.03 per ordinary share. On March 3, 2005, our board of directors authorized an increase in dividends to $0.15 from $0.03 per ordinary share. The dividend will be paid on March 25, 2005 for shareholders of record on March 15, 2005.

Management considers that the Company has advanced its business position as a result of its enhanced capital and surplus which are important in securing the confidence of policyholders and in providing capital to support continued development of the insurance and reinsurance business conducted by our Insurance Subsidiaries.

Total shareholders' equity increased from $1,298.7 million at the beginning of 2004 to $1,481.5 million at the end of 2004. The most significant movements were:

•	net income for the year of $195.1 million;

•	dividend payments totaling $8.3 million; and

•	a net decrease in currency gains, investment losses and losses on derivatives accounted for as Other Comprehensive Income of ($9.3) million.

The increase in shareholders' equity resulted in an increase in diluted book value per share (treasury stock method) of 14% to $20.79 at December 31, 2004 from $18.17 at the beginning of 2004.

Our total capital was increased on August 16, 2004 by the issuance and sale of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 (the "Senior Notes"). The amounts outstanding under our Senior Notes (as further described under "—Liquidity and Capital Resources") were the only material debt that we had outstanding as of December 31, 2004. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders' equity plus outstanding debt. At December 31, 2004, this ratio was 14.4%, compared to 3% as of December 31, 2003 (2002 – Nil). Management considers this to be well under the level at which it would expect rating agencies or customers to be concerned about excessive financial leverage.

Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments to shareholders and to provide financial support to the Insurance Subsidiaries. During 2004, Aspen Holdings received $35 million in dividends from Aspen Re. As at December 31, 2004, Aspen Holdings held $19.9 million in cash and cash equivalents which, taken together with our credit facilities, management considered sufficient to provide us liquidity at such time.

At December 31, 2004, the Insurance Subsidiaries held $793.7 million in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2004 and for the foreseeable future.

Market Conditions, Rate Trends and Developments in 2005

On a premium weighted average basis, our whole portfolio experience was flat in terms of rate adequacy during January 1, 2005 renewals. Within this overall figure there are many variations, some of them being significant. Our insurance lines saw more competition than our reinsurance segment and it is important to note that the reinsurance component is considerably larger. In the U.K., both commercial property and employer's liability insurance saw some resurgence of price competition during January 1, 2005 renewals. These lines saw downward rate movements of approximately 12% and 5%, respectively. While this is unwelcome, we believe that both lines have been performing well and we have strategies in place to retreat to our core top performing risks if need be.

Rates in the marine and energy lines were stable to rising with the best increases in offshore energy related business, especially if the risk has sustained a loss from Hurricane Ivan. With the recent recruitment of our underwriting team for marine insurance, we believe this offers us an excellent business opportunity during the course of 2005.

Rate reductions in European property, which represents about 15% of our total property reinsurance account, averaged about 15%, while U.S. business in general saw reductions of approximately 5%. We managed to increase our share in some well-priced contracts and cancelled some less well rated contracts with the net effect of increasing our rate adequacy by approximately 4% across the property reinsurance lines as a whole. This is a positive achievement, although as the year progresses, we are unlikely to continue to buck the market trend.

In the casualty reinsurance segment we saw rate increases, typically by single digit percentage points in our medical malpractice business. Workers' compensation clash is showing sizable reductions while the rest of the U.S. business, in common with the international market, has been flat.

We test our allocation of capital to different lines of business seeking to reduce or even exit those that are becoming less attractive and endeavoring to be one of the first carriers to target new and improving opportunities. This has led us to avoid or maintain minimal exposure to the two areas of property and casualty reinsurance and insurance we currently regard as the most challenging, mainly

Fortune 500 or multinational property and directors and officers insurance, where rate reductions in the range of 20% to 40% are not uncommon.

In summary, we have seen the trend in pricing slope gently downwards in the case of reinsurance business and somewhat more markedly downwards for insurance lines, however, we anticipate that our lines of business will continue to offer positive returns in 2005. Terms and conditions continued to hold throughout our portfolio during the January 1, 2005 renewal season.

In March 2005, our new aviation team will be complete. Based upon the team's collective track record of producing gross and net underwriting profits for previous employers, we believe that our aviation team is one of the top in the sector. The team has a great deal of experience and a differentiated product mix which generally avoids U.S. trunk carriers and major product manufacturers.

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

Our method for setting the reserves for unpaid losses and loss adjustment expenses at the end of any period is discussed below under "Critical Accounting Policies."

Policy acquisition expenses.     Policy acquisition expenses consist principally of commissions and similar charges payable to brokers, other intermediaries and ceding companies, many of which represent a percentage of premiums receivable by us together with staff costs directly attributable to underwriting. The amount of expenses varies according to the amount and types of contracts written.

Operating and administrative expenses.     These expenses consist primarily of staff compensation, payroll taxes, accommodation costs, information technology and other operating expenses and professional fees. This heading also includes depreciation of tangible assets. Staff compensation includes salaries, bonuses, share-related compensation and benefits such as medical insurance and pension contributions.

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

We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies we use to prepare our financial statements is included in the notes to the consolidated financial statements. If factors such as those described in "Risk Factors" cause actual events to differ from the assumptions used in applying the accounting policy and calculating financial results, there could be a material adverse effect on our results of operations and financial condition and liquidity.

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

The following presents our loss reserves by business segment as at December 31, 2004 and 2003.

	As at December 31, 2004			As at December 31, 2003
	Gross	(in US$ millions) Reinsurance Recoverable	Net	Gross	(in US$ millions) Reinsurance Recoverable	Net
Property Reinsurance	341.2	(118.3)	222.9	107.7	(12.4)	95.3
Casualty Reinsurance	377.8	(4.6)	373.2	137.2	(11.6)	125.6
Specialty Reinsurance	168.8	(27.4)	141.4	107.7	(13.7)	94.0
Total Reinsurance	887.8	(150.3)	737.5	352.6	(37.7)	314.9
Commercial Property	77.3	(13.7)	63.6	40.5	0.0	40.5
Commercial Liability	294.5	(31.9)	262.6	132.7	(5.9)	126.8
Marine & Aviation	18.3	(1.8)	16.5	0.0	0.0	0.0
Total Insurance	390.1	(47.4)	342.7	173.2	(5.9)	167.3
Total Losses and loss expense reserves	1,277.9	(197.7)	1,080.2	525.8	(43.6)	482.2

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

For classes of business which are not related to catastrophe, and where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This is based upon a combination of (a) an analysis of our own claims experience to date on our portfolio, (b) market benchmark data, (c) a contract by contract analysis, and (d) an analysis of a portfolio of similar business written by Syndicate 2020, as available, adjusted by an index reflecting how insurance rates, terms and conditions have changed. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

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

The range of estimates established by the actuary is not intended to include the minimum or maximum amount that the claims may ultimately be, but is designed to provide management with a range from which it is reasonable to select a single best estimate for inclusion in the financial statements taking into account the impact that all the factors affecting the reserves may have. The net actuarial range for reserves for losses and loss expenses established as at December 31, 2004 was between $926.8 million and $1,092.9 million. The actual net reserves established as at December 31, 2004 were $1,080.2 million. The net actuarial range for reserves for losses and loss expenses established as at December 31, 2003 was between $407.7 million and $491.3 million. The actual net reserves established as at that date were $482.2 million.

In selecting our best estimates of the reserves for each line of business we take into account all of the factors set out above, and in particular the quality of the historical information the Company has on which to establish its reserves and the degree of estimation where information is received from cedents on an underwriting year basis and needs to be converted to an accident year basis. In addition, consideration is given to the point estimate produced by our independent consulting actuaries which was towards the upper end of the range for the year ended December 31, 2004.

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

Prior year loss reserves.    In the twelve months ended December 31, 2004 and 2003, there was a reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by line of business is as follows:

	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003
	($ in millions)	($ in millions)
Property Reinsurance	$17.1	$3.8
Casualty Reinsurance	(0.6)	0.4
Specialty Reinsurance	18.1	4.2
Total Reinsurance	34.6	8.4
Commercial Property	13.8	1.2
Commercial Liability	13.6	0.0
Total Insurance	27.4	1.2
Total reduction in prior year loss reserves	$62.0	$9.6

For the twelve months ended December 31, 2004. The analysis of the favorable development by each line of business is as follows:

Property Reinsurance: The net reserves of the property reinsurance line of business as at December 31, 2003 were $95.3 million, which included specific case reserves in relation to brush fires in the United States, Hurricanes, Fabian and Isabel and a Phillips factory loss in Normandy, France. Further claims information received during the twelve months to December 31, 2004 highlighted a lower severity of these reported claims than was originally anticipated and has given rise to a $17.1 million reduction in reserves in the period.

Casualty Reinsurance: The net reserves of the casualty reinsurance line of business as at December 31, 2003 were $125.6 million. We do not receive notice of most of the claims in this line of business until a considerable time has passed, however incurred claims development in the twelve months ended December 31, 2004 has resulted in a small increase in the projected loss ratio for this class of business giving rise to a strengthening of reserves of $0.6 million.

Specialty Reinsurance: The net reserves of the specialty reinsurance line of business as at December 31, 2003 were $94.0 million, largely derived through the Wellington quota share arrangements. Premium and claims information received from the cedent during the twelve months ended December 31, 2004 has enabled the Company to refine its accident year assessment. Further information received concerning the development of reserves acquired by the acquisition of City Fire has also contributed to the overall release in reserves of $18.1 million.

Commercial Property: The net reserves of the commercial property line of business as at December 31, 2003 were $40.5 million. Better than expected development in incurred claims during 2004 and the short tail nature of this class of business has enabled the Company to refine its accident year assessment. This has given rise to a release in net reserves of $13.8 million.

Commercial Liability: The net reserves of the commercial liability line of business as at December 31, 2003 were $126.8 million. During 2004, development of incurred claims has been slower than previously expected resulting in a reduction in the projected loss ratio suggested by the actuarial projection at December 31, 2004. This has resulted in a release in net reserves of $13.6 million in the period.

For the twelve months ended December 31, 2003. The analysis of the favorable development on a line of business basis is as follows:

Property Reinsurance: The net reserves of the property reinsurance line of business as at December 31, 2002 were $24 million, of which $9 million related to the Wellington quota share arrangements. Premiums and claims information received from the Syndicates and other cedents during the twelve months ended December 31, 2003 has indicated both a reduction in the 2002 underwriting year loss ratio and also an improvement in the accident year loss ratio for 2002. This results from a lower development of the severity of reported claims than is often observed in this line of business and gave rise to a $3.8 million reduction in reserves.

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

As at December 31, 2003, a 5% change in the reserve for net IBNR losses would equate to a change of approximately $16.0 million in loss reserves which would represent 7.8% of income from operations before income tax for the twelve months ended December 31, 2003. As at December 31, 2004, a 5% change in the reserve net for IBNR losses would equate to a change of approximately $30.6 million in loss reserves which would represent 11.6% of income from operations before income tax for the twelve months ended December 31, 2004.

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

Results of Operations

Aspen Holdings was formed on May 23, 2002 and acquired City Fire on June 21, 2002. City Fire was subsequently renamed as Wellington Re and then as Aspen Re. Aspen Re commenced underwriting on June 21, 2002. Aspen Bermuda was formed on November 6, 2002 and commenced insurance operations on December 9, 2002. Aspen Specialty was acquired on September 5, 2003. Our fiscal year ends on December 31. Our financial statements are prepared in accordance with U.S. GAAP. The following is a discussion and analysis of our consolidated results of operations for the twelve months ended December 31, 2004 and 2003, the twelve months ended December 31, 2004 and 2003 and the period from our incorporation on May 23, 2002 to December 31, 2002.

In 2002, we derived a significant proportion of our premiums from two quota share contracts under which we reinsured part of the portfolio of risks written by the Syndicates and managed by WUAL (the "Wellington 2002 quota share arrangements"). With effect from January 1, 2003 we renewed reinsurance business and U.K. insurance business previously written by the Syndicates within our own U.K. subsidiary. We did however continue to assume risks in respect of other lines of business written by Syndicate 2020 from January 1, 2003 under a quota share contract under which we accepted 7.5% of most of the classes written by the Syndicate from that date. The 2003 quota share arrangement with Syndicate 2020 is a much less significant part of our business than were the Wellington 2002 quota share arrangements. In 2004, we did not enter into a quota share arrangement with Syndicate 2020.

For the Twelve Months Ended December 31, 2004 and Twelve Months Ended December 31, 2003

Gross Premiums Written.     In the twelve months ended December 31, 2004 gross premiums written were $1,586.2 million compared to $1,306.8 million for the twelve months ended December 31, 2003, an increase of 21.3%. The increases included $154.5 million from net new business and rate increases in casualty reinsurance, $47.1 million from new property reinsurance business written through Aspen Re America, $43.6 million from our new marine lines of business and $60.3 million of new business written by Aspen Specialty and reported under property insurance ($30.0 million) and liability insurance ($30.3 million).

Reinsurance ceded.     Reinsurance premiums ceded for the twelve months ended December 31, 2004 were $228.6 million including reinstatement premiums of $21.3 million. Reinsurance premiums ceded for the twelve months ended December 31, 2003 were $214.0 million. The increase related to reinstatement premiums payable in respect of the windstorm losses in the southeastern United States and Typhoon Songda in the third quarter of 2004.

Net premiums written.    Net premiums written for the twelve months ended December 31, 2004 were $1,357.6 million compared to $1,092.8 million in 2003 reflecting the increased gross premiums written during the year.

Gross premiums earned.    Gross premiums earned for the twelve months ended December 31, 2004 were $1,469.0 million, which represented 92.6% of gross premiums written for such period, compared to gross premiums earned of $987.8 million for the twelve months ended December 31, 2003, which represented 75.6% of gross premiums written. This reflects the stabilization of earnings following the initial growth phase of earning.

Net premiums earned.    Net premiums earned for the twelve months ended December 31, 2004 were $1,232.8 million, representing 90.8% of net premiums written for such period, compared to net premiums earned of $812.3 million for the twelve months ended December 31, 2003, representing 74.3% of net premiums written.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the twelve months ended December 31, 2004 were $723.6 million including paid claims of $164.6 million, compared to $428.4 million including paid claims of $53.9 million for the twelve months ended December 31, 2003. The increase of $295.2 million in insurance losses and loss adjustment expenses was primarily due to losses from a series of windstorms in the southeastern United States and Typhoon Songda, totaling $196.1 million net of reinsurance. Of the total gross reserves for unpaid losses of $1,277.9 million at the balance sheet date, 63% represented IBNR claims compared to 71% of IBNR for the twelve months ended December 31, 2003.

Policy acquisition expenses.     Policy acquisition expenses for the twelve months ended December 31, 2004 were $212.0 million, representing 17.2% of net premiums earned, compared to $152.3 million representing 18.7% of net premiums earned for the twelve months ended December 31, 2003.

Operating and administrative expenses.    Operating and administrative expense for the twelve months ended December 31, 2004 were $93.0 million, compared to $53.3 million for the twelve months ended December 31, 2003. The operating and administrative expenses include provisions for fixed and performance related staff compensations. This increase represents higher staffing levels as new business lines have been introduced, and full year costs for Aspen Specialty and Aspen Re America. Operating and administrative expenses as a percentage of net earned premiums were 7.5% in 2004 and 6.6% in 2003.

Net investment income.     Net investment income for the twelve months ended December 31, 2004 was $68.3 million compared with $29.6 million for the twelve months ended December 31, 2003, an increase of $38.7 million. The increase results from a 69% rise in investment balances together with rising interest rates and incremental extension during the year of portfolio duration from 1.14 years at December 31, 2003 to 1.76 years at December 31, 2004. The increase in duration results in greater exposure to interest rate risk as discussed below. Investment returns also increased from 2.0% in 2003 to 2.6% in 2004. Net investment income consisted primarily of interest on fixed income securities, which were partially offset by expenses relating to management of our investments.

Income before tax.    Income before tax for the twelve months ended December 31, 2004 was $263.2 million, consisting of underwriting income of $204.2 million, net investment income of $68.3 million and other realized gains of $1.6 million, less interest on loans of $6.9 million, compared to $206.6 million for the twelve months ended December 31, 2003, which consisted of underwriting income of $178.3 million and investment returns of $28.7 million less interest on loans of $0.4 million.

Income tax expense.     Income tax expense for the twelve months ended December 31, 2004 was $68.1 million compared to $54.4 million for the twelve months ended December 31, 2003. Our consolidated tax rate for 2004 was 25.5%, whereas in 2003 it was 26.4%. The tax rate decreased due to a greater proportion of the Company's profit which emanated from our Bermudian operations.

Net income.     Net income for the twelve months ended December 31, 2004 was $195.1 million, equivalent to $2.82 earnings per basic share and $2.74 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the period, compared to $152.1 million for the twelve months ended December 31, 2003, equivalent to $2.63 earnings per basic share and $2.56 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the period.

Period from May 23, 2002 to December 31, 2002

Aspen Holdings was formed on May 23, 2002 but did not commence operations until June 21, 2002. The results of operations for the period from May 23, 2002 to December 31, 2002 therefore reflects our results for only twenty-eight weeks and comparisons with the twelve months ended December 31, 2003 may not be meaningful and therefore, the two periods are not generally compared directly below.

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

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our two business segments for the twelve months ended December 31, 2004 and the twelve months ended December 31, 2003 and for the period from May 23, 2002 to December 31, 2002.

	Twelve months ended December 31, 2004			Twelve months ended December 31, 2003			Period from May 23, 2002 to December 31, 2002
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Financial Results:
Gross premiums written	$1,177.7	$408.50	$1,586.2	$1,001.9	$304.9	$1,306.8	$288.2	$86.6	$374.8
Net premiums written	1,009.1	348.50	1,357.6	821.0	271.8	1,092.8	233.9	78.7	312.6
Gross premiums earned	1,110.6	358.4	1,469.0	747.2	240.6	987.8	135.8	28.0	163.8
Net premiums earned	927.3	305.5	1,232.8	596.6	215.7	812.3	96.9	23.4	120.3
Losses and loss adjustment expenses	(553.1)	(170.5)	(723.6)	(303.0)	(125.4)	(428.4)	(60.9)	(16.0)	(76.9)
Policy acquisition, operating and administrative expenses	(233.1)	(71.9)	(305.0)	(165.6)	(40.0)	(205.6)	(24.4)	(5.4)	(29.8)
Underwriting profit before investment income	$141.1	$63.1	$204.2	$128.0	$50.3	$178.3	$11.6	$2.0	$13.6
Investment return			68.3			29.6			8.5
Other income			(6.9)			(0.4)			0.4
Other expenses			(4.0)			—			—
Realized investment and exchange gains			1.6			(0.9)			12.6
Income from operations before income tax			$263.2			$206.6			$35.1
Net reserves for loss and loss adjustment expenses as at December 2004, 2003 and 2002	$737.5	$342.7	$1,080.2	$314.9	$167.3	$482.2	$64.9	$16.5	$81.4
Ratios:
Loss ratio	60%	56%	59%	51%	58%	53%	63%	68%	64%
Expense ratio	25%	24%	25%	28	19	25	25	23	25
Combined ratio	85%	80%	84%	79%	77%	78%	88%	91%	89%

Reinsurance

We write reinsurance for both property, casualty and specialty risks. In 2004 our property reinsurance line of business was all written on a treaty basis. The property treaty reinsurance we write includes catastrophe, risk excess and pro rata, including retrocession. In 2003 we also wrote a limited amount of property facultative reinsurance.

In 2004 our casualty reinsurance line of business was written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers' liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. The casualty facultative business covers United States umbrella, workers' compensation and general liability business.

Our specialty reinsurance line of business includes aviation and marine reinsurance. In 2002 we also included under this heading our quota share reinsurances of Syndicates 2020 and 3030 in respect of the lines of business that we did not write under our own name, including marine, energy, accident and health and aviation risks. For 2003 we reinsured Syndicate 2020 for all its lines of business but not Syndicate 3030. Our quota share reinsurance of Syndicate 2020 did not continue into 2004 and the quota share of Syndicate 3030 did not continue after 2002.

For the Twelve Months Ended December 31, 2004 and the Twelve Months Ended December 31, 2003

Premiums.    Gross premiums written for the twelve months ended December 31, 2004 were $1,177.7 million, compared to $1,001.9 million for 2003, an increase of $175.8 million. The increases included $47.1 million from new property reinsurance business written through Aspen Re America, which consisted mostly of risk excess, treaty catastrophe and treaty pro rata. Casualty saw an increase of $154.4 million largely due to increases in U.S. casualty although U.S. auto liability business written through WU Inc. in 2003 was discontinued in 2004 and we are no longer writing automobile reinsurance of this type. Premiums within our specialty line of business decreased by $69.7 million as we did not continue into 2004 our quota share reinsurance of Syndicate 2020 which accounted for $78.4 million in 2003.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses for the twelve months ended December 31, 2004 were $553.1 million compared to $303.0 million for the twelve months ended December 31, 2003. The increase by $250.1 million in losses and loss adjustment expenses was primarily due to material claims incurred during 2004 from Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda totaling $190.2 million. The loss ratio for the twelve months ended December 31, 2004 was 59.6% compared to 50.8% for the twelve months ended December 31, 2003.

However, the year also benefited from a release of $34.6 million of prior year releases as discussed above under "Critical Accounting Policies — Prior year loss reserves."

Policy acquisition, operating and administration expenses.    Total expenses for the twelve months ended December 31, 2004 were $233.1 million compared to $165.6 million for the twelve months ended December 31, 2003, an increase of $67.5 million. The expense ratio for the twelve months ended December 31, 2004 was 25% compared to 28% for the twelve months ended December 31,2003. As a percentage of gross premiums earned, the level of expenses was 21% for the twelve months ended December 31, 2004 compared to 22.1% for the twelve months ended December 31, 2003.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our reinsurance segment for the twelve months ended December 31, 2004 and 2003:

	Twelve Months Ended December 31, 2004				Twelve Months Ended December 31, 2003
	Property	Casualty	Specialty	Total	Property	Casualty	Specialty	Total
	(US$ in millions, except percentages)
Gross premiums written	649.3	446.7	81.7	1,177.7	558.2	292.3	151.4	1,001.9
Net premiums written	499.9	436.7	72.5	1,009.1	400.0	280.3	140.7	821.0
Gross premiums earned	630.1	363.3	117.2	1,110.6	437.2	168.0	142.0	747.2
Net premiums earned	469.6	353.1	104.6	927.3	309.1	158.8	128.7	596.6
Losses and loss expenses	(262.5)	(252.2)	(38.4)	(553.1)	(106.7)	(115.8)	(80.5)	(303.0)
Policy acquisition, operating and administration expenses	(142.2)	(70.9)	(20.0)	(233.1)	(110.3)	(31.9)	(23.4)	(165.6)
Underwriting profit before investment income	64.9	30.0	46.2	141.1	92.1	11.1	24.8	128.0
Ratios
Loss ratio	56%	72%	37%	60%	35%	73%	63%	51%
Expense ratio	30%	20%	19%	25%	35%	20%	18%	28%
Combined ratio	86%	92%	56%	85%	70%	93%	81%	79%

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

Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is primarily composed of U.K. commercial property insurance, U.S. excess and surplus lines property business written through Aspen Specialty and worldwide property insurance focusing on providing coverage to major commercial and industrial companies on a global basis.

The commercial liability line of business consists of U.K. employers' and public liability insurance, and casualty insurance in the U.S. on a surplus lines basis.

In 2004, we also began to write marine insurance. Our marine team writes hull, liability and energy business. We began writing aviation insurance in 2005.

For the Twelve Months Ended December 31, 2004 and the Twelve Months ended December 31, 2003

Premiums.     Gross premiums written for the twelve months ended December 31, 2004 were $408.5 million compared to $304.9 million for the twelve months ended December 31, 2003, an increase of $103.6 million. This increase was primarily due to our marine and aviation lines of business which were established in the third quarter of 2004 and the first full year of premiums from Aspen Specialty which wrote both property and casualty insurance in the U.S. Our gross written premiums in commercial property increased by $40.4 million primarily as a result of increased property insurance written by Aspen Specialty.

Losses and loss adjustment expenses.     Losses and loss adjustment expenses were $170.5 million for the twelve months ended December 31, 2004 compared to $125.4 million for the twelve months ended December 31, 2003, an increase of $45.1 million. The only material claim incurred during 2004 arose from a factory fire ($14.4m) in Suffolk, U.K. The loss ratio for the twelve months ended December 31, 2004 was 55.8% compared to 58.1% for the twelve months ended December 31, 2003.

However, the year also benefitted from a release of $27.4 million of prior year reserves in the period largely due to slower than expected development of incurred claims, as further described above under "Critical Accounting Policies—Prior Year Loss Reserves."

Policy acquisition, operating and administration expenses.     Total expenses were $71.9 million for the twelve months ended December 31, 2004 compared to $40.0 million for the twelve months ended December 31, 2003, an increase of $31.9 million. The increase over the comparative period is due to the set up costs associated with the establishment of our U.S. insurance operations, Aspen Specialty, and the relatively low contribution to earned premiums from these operations during this early stage of development. Additionally, the worldwide property team's costs were recorded in 2004. Neither of these had costs in 2003. The expense ratio for the twelve months ended December 31, 2004 was 24% compared to 19% for the twelve months ended December 31, 2003. The increase in the expense ratio was due to a greater proportion of commercial property business, which attracts higher brokerage rates, being written in 2004 when compared with 2003.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the twelve months ended December 31, 2004 and 2003:

	Twelve Months Ended December 31, 2004				Twelve Months Ended December 31, 2003
	Commercial Property	Commercial Liability	Marine & Aviation	Total	Commercial Property	Commercial Liability	Marine & Aviation	Total
	(in US$ millions)
Gross premiums written	122.1	242.8	43.6	408.5	81.7	223.2	—	304.9
Net premiums written	93.0	219.0	36.5	348.5	75.7	196.1	—	271.8
Gross premiums earned	98.0	249.6	10.8	358.4	72.0	168.6	—	240.6
Net premiums earned	73.8	222.7	9.0	305.5	61.9	153.8	—	215.7
Losses and loss expenses	(38.5)	(124.9)	(7.1)	(170.5)	(26.8)	(98.6)	—	(125.4)
Policy acquisition, operating and administration expenses	(22.1)	(47.5)	(2.3)	(71.9)	(15.7)	(24.3)	—	(40.0)
Underwriting profit before investment income	13.2	50.3	(0.4)	63.1	19.4	30.9	—	50.3
Ratios
Loss ratio	52%	56%	79%	56%	43%	64%	—	58%
Expense ratio	30%	21%	26%	24%	26%	16%	—	19%
Combined ratio	82%	77%	104%	80%	69%	80%	—	77%

Period from May 23, 2002 to December 31, 2002

Gross Premiums Written.     Gross premiums written for the period were $86.6 million, comprising $10.9 million property, and $75.7 million liability.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $16.0 million representing 68.4% of net premiums earned.

Policy acquisition, operating and administration expenses.     Total expenses were $5.4 million for the period, equivalent to 19.3% of gross earned premiums and 23% of net earned premiums.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our insurance segment for the period from May 23, 2002 to December 31, 2002:

	Period from May 23, 2002 to December 31, 2002
	Commercial Property	Commercial Liability	Marine & Aviation	Total
	($ in millions, except percentages)
Gross premiums written	10.9	75.7	—	86.6
Net premiums written	7.8	70.9	—	78.7
Gross premiums earned	4.5	23.5	—	28.0
Net premiums earned	2.6	20.8	—	23.4
Losses and loss expenses	(2.3)	(13.7)	—	(16.0)
Policy acquisition, operating and administration expenses	(0.2)	(5.2)	—	(5.4)
Underwriting profit before investment income	0.1	1.9	—	2.0
Ratios
Loss ratio	88%	66%	—	68%
Expense ratio	8%	25%	—	23%
Combined ratio	96%	91%	—	91%

Liquidity and Capital Resources

At December 31, 2004, Aspen Holdings had cash and cash equivalents of $19.9 million that are available to pay its operating expenses and liabilities.

We did not pay any dividends to shareholders in 2003 but in 2004 our board of directors authorized a quarterly dividend payment of $0.03 per ordinary share per fiscal quarter. On March 3, 2005, our board of directors authorized an increase in dividends to $0.15 from $0.03 per ordinary share. The dividend will be paid on March 25, 2005 for shareholders of record on March 15, 2005.

As of January 1, 2004, the maximum amount of distributions that our Insurance Subsidiaries could have paid to us under applicable laws and regulations without prior regulatory approval was approximately $60.0 million. This amount increased to approximately $174.7 million as of December 31, 2004.

The ability of Aspen Bermuda to pay dividends is dependent on its ability to meet the requirements of applicable Bermuda law and regulations. Under Bermuda law, Aspen Bermuda may not declare or pay a dividend if there are reasonable grounds for believing that Aspen Bermuda is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of Aspen Bermuda's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, Aspen Bermuda, as a regulated insurance company in Bermuda, is subject to additional regulatory restrictions on the payment of dividends or distributions. As of December 31, 2004, Aspen Bermuda could pay a dividend or make a distribution out of contributed surplus totaling approximately $126.2 million without prior regulatory approval based upon the Bermuda Insurance Act and the Bermuda Companies Act regulations.

Aspen Re and Aspen Specialty are also subject to regulatory restrictions limiting their ability to pay dividends. As of December 31, 2004, Aspen Re could pay a dividend totaling approximately $38.4 million without prior regulatory approval based upon the FSA and the Companies Act regulations. Aspen Specialty could pay a dividend without regulatory approval of approximately $10.1 million. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries' ability to pay dividends, see "Business—Regulatory Matters" in Part I, Item 1 in this report.

In 2003, Aspen Re paid a total of $20 million in dividends to the Company. On August 3, 2004, Aspen Re paid the Company a dividend of $15 million. On December 9, 2004 an additional dividend of $20 million was paid.

Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. In relation to Aspen Holdings, we monitor its ability to service debt, to finance dividend payments to shareholders and to provide financial support to the Insurance Subsidiaries. During 2003, the cash position of Aspen Holdings was significantly enhanced by the payment of $20.0 million in dividends by Aspen Re to Aspen Holdings and by the retention within Aspen Holdings of part of the proceeds from our initial public offering. As at December 31, 2004 and 2003, Aspen Holdings held $19.9 and $52.7 million, respectively, in cash and fixed interest securities and nil and $12.6 million, respectively, in short-term investments which management considers sufficient to provide us liquidity at this time.

As of December 31, 2004, the Insurance Subsidiaries held approximately $793.7 million in cash and short-term investments that are readily realizable securities. Operating cash flow, borrowing and the issuance of additional ordinary shares for cash increased the total cash and cash equivalents held by the Company by $54.1 million during the twelve months ended December 31, 2004. Management monitors the value, currency and duration of the cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2004 and for the foreseeable future.

Our aggregate invested assets as of December 31, 2004 totaled $2.74 billion compared to aggregate invested assets of $1.62 billion as of December 31, 2003. The increase in invested assets since December 31, 2003 resulted from the issuance of our Senior Notes, collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, payment of losses and loss adjustment expenses, operating and administrative expenses paid and repayment of short-term borrowings.

Cash flows for the twelve months ended December 31, 2004.     Total net cash flow from operating activities in the twelve months ended December 31, 2004 was approximately $961.3 million, an increase of $324.7 million from the twelve months ended December 31, 2003. For the twelve months ended December 31, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $164.6 million in the twelve months ended December 31, 2004. We made net investments in the amount of $1,104.3 million in market securities during the period. We paid dividends of $8.3 million, and raised $249.3 million from our Senior Notes offering. At December 31, 2004, we had a cash balance of $284.9 million.

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

Cash flows for the period from incorporation on May 23, 2002 to December 31, 2002.     In the period from May 23, 2002 to December 31, 2002, we received $836.9 million in cash from a private placement of our ordinary shares, net of equity raising costs of $28.1 million. During this period, we generated an operating net cash inflow of $78.1 million, primarily relating to net premiums received by Aspen Re. We did not make any significant capital expenditures during the period from inception to December 31, 2002. We made net investments of $899.7 million in market securities in the period, and had a cash balance of $9.6 million at December 31, 2002.

Aspen Holdings was formed on May 23, 2002 but did not commence operations until June 21, 2002. The condensed consolidated statement of cash flows for the period from May 23, 2002 to December 31, 2002 therefore reflects the results for only twenty-eight weeks and comparisons with the year ended December 31, 2003 may not be meaningful.

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

Aspen Bermuda is subject to the solvency requirements of the Insurance Act (as defined in Part I, Item 1, "—Regulatory Matters—Bermuda Regulation"). See Part I, Item 1, "Business—Regulatory Matters—Bermuda Regulation" elsewhere in this report. Aspen Bermuda's fully paid up share capital was $1.0 million and statutory capital and surplus was $357.5 million at December 31, 2003 and $632.7 million at December 31, 2004.

Aspen Re is regulated by the FSA and is subject to the FSA's Handbook of Rules and Guidance with respect to solvency requirements. See Part I, Item 1, "Business—Regulatory Matters—U.K. Regulation" elsewhere in this report. Aspen Re has maintained the required margin of solvency throughout 2003 and 2004 and the value of its shareholders' equity as of December 31, 2003 and 2004 was $754.0 million and $870.9 million respectively.

Aspen Specialty is regulated by the North Dakota insurance laws and is subject to risk-based capital regulations. See Part I, Item 1, "Business—Regulatory Matters—U.S. Regulation—North Dakota State Risk-Based Capital Regulations" elsewhere in this report.

We are obliged by the terms of our contractual obligations to U.S policyholders and by undertakings to certain U.S. regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. Our current arrangements with our bankers for the issue of letters of credit require us to provide cash collateral for the full amount of all undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2003, these funds amounted to 10% of the $1.8 billion of cash and investments held by the Company. As at December 31, 2004, these funds amounted to 20% of $3.02 billion of cash and investments held by the Company. We do not consider that this unduly restricts our liquidity at this time.

For these purposes, we have specifically established a facility for the issuance of letters of credit in the amount of $50 million with Citibank, N.A. As of December 31, 2004 and December 31, 2003, letters of credit totaling $48.4 million and $24.6 million, respectively, had been issued by Citibank. In addition, in 2002, Barclays Bank plc issued letters of credit totaling £47.4 million to policyholders of the Company. The letters of credit were in place for the entire twelve months ended December 31, 2004. The Company has provided collateral to Citibank and Barclays Bank plc for the full value of the letters of credit issued on its behalf. On June 23, 2003 we established a trust fund at the Bank of New York which will be used as an alternative to letters of credit to satisfy our obligations to provide security to certain U.S.-domiciled cedents. As of December 31, 2004 and December 31, 2003, the balance on this fund was $405.6 million and $45.6 million, respectively. On July 16, 2003 we established an additional trust fund at the Bank of New York, with a balance of $5.4 million, which will serve a similar purpose with respect to certain U.S. insurance clients of Aspen Re for whom we provide surplus lines insurance. As at December 31, 2004 the balance in the trust was $5.5 million.

Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount was Can$25 million and the balance at

December 31, 2004 was Can$55.0 million. In addition, Aspen Specialty has a total of $7.4 million ($4.7 million December 31, 2003) on deposit with U.S. States in order to satisfy state regulations for writing business there.

Capital Resources.     On August 29, 2003, the Company entered into a 364-day revolving credit facility in the aggregate principal amount of $50 million and a three-year revolving credit facility in the aggregate principal amount of $150 million (together, the "Credit Facilities") to provide additional liquidity for our operations. Barclays Bank plc is the administrative agent under both Credit Facilities. The terms and conditions of the Credit Facilities are substantially identical.

The terms of the credit agreements entered into in connection with the Credit Facilities (as amended to the date of this report, the "Credit Agreements") provide for customary covenants, as well as covenants which require the Company to (i) maintain a ratio of consolidated debt to consolidated debt plus consolidated tangible net worth of no greater than 30% as at the last day of any period of four consecutive fiscal quarters of the Company; (ii) maintain consolidated tangible net worth at all times of no less than the sum of (a) $700 million, (b) 100% of the first $200 million of net cash proceeds of the issuance by the Company of ordinary shares after the closing date of the Credit Facilities and (c) 50% of the net cash proceeds of all other issuances by the Company of ordinary shares after the closing date; and (iii) maintain a solvency ratio (as defined in the Credit Agreements) for each of the Company and any insurance subsidiary which is a Material Subsidiary (as defined below) on the last day of any period of four consecutive fiscal quarters of no more than 135%. A subsidiary is a Material Subsidiary if (i) the total consolidated assets or total consolidated revenues of it and its subsidiaries exceed 10% of the total assets or gross revenues of the Company and its subsidiaries on a consolidated basis at the end of or for, respectively, the most recently completed fiscal quarter of the Company for which financial statements should have been delivered to the lenders pursuant to the Credit Agreements, or (ii) if the net assets of such subsidiary exceed $100 million at the end of the most recently completed fiscal quarter of the Company for which financial statements should have been delivered to the lenders pursuant to the Credit Agreements. Accordingly, Aspen Re, Aspen Bermuda and Aspen Specialty are currently Material Subsidiaries.

Other covenants include restrictions on the types and amounts of indebtedness the Company and any subsidiary may create or incur, prohibitions on the disposition of property by the Company and any subsidiary and restrictions on investments, loans and advances by the Company and any subsidiary. The Company and its subsidiaries are also prohibited from paying any dividends or making any payments on account of a sinking or other analogous fund for the purchase, redemption or other acquisition of any share capital or capital stock of the Company or any subsidiary; provided, however, that any such payments may be made by any subsidiary to the Company or another subsidiary (other than an insurance subsidiary) and so long as no default or event of default exists under the Credit Agreements or would result from such payment, the Company may during any fiscal year pay cash dividends in an aggregate amount not to exceed 50% of its consolidated net income for such fiscal year.

The terms of the Credit Agreements provide for customary events of default, as well as an event of default if the rating of any Relevant Subsidiary (as defined below) falls below an A.M. Best financial strength rating of B++ and/or an S&P financial strength rating of A-. A subsidiary is a "Relevant Subsidiary" if the total consolidated assets or total consolidated revenues of it and its subsidiaries exceed 10% of the total consolidated assets or gross consolidated revenues, respectively, of the Company and its subsidiaries on a consolidated basis at the end or for the most recently completed fiscal quarter of the Company for which financial statements should have been delivered to the lenders pursuant to the Credit Agreements. Accordingly, Aspen Re and Aspen Bermuda are currently Relevant Subsidiaries.

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

On December 15, 2003, $50 million of the loan was repaid following receipt of funds from our initial public offering. We have repaid the remaining $40 million in principal amount due with a portion of the net proceeds from the offering of $250,000,000 in aggregate principal amount of our Senior Notes due 2014.

On August 16, 2004, we closed our offering of the Senior Notes under Rule 144A and Regulation S under the Securities Act. The Senior Notes are due in 2014 and have an interest rate of 6.00% per annum. We also have granted and agreed certain customary exchange and shelf registration rights (the "Notes Registration Rights Agreement") to noteholders under the terms of the Senior Notes. The gross proceeds from the Senior Notes offering were $249.3 million. A portion of the proceeds of the offering was used to repay $40 million in principal amount of outstanding borrowings under our existing credit facilities. Subsequently, in November 2004, we contributed a further $250 million to Aspen Bermuda, which was partly funded from the proceeds of the Senior Notes offering.

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

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes and cause its effectiveness within prescribed periods, and consummate the exchange offer within 45 days after the date the registration statement becomes effective. We filed the registration statement and caused its effectiveness within those prescribed periods. The exchange offer commenced on March 3, 2005.

The Senior Notes are senior unsecured general obligations of the Company and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The Senior Notes are not guaranteed by any of our subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

The Senior Notes outstanding were the only material debt that we had outstanding at December 31, 2004. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders' equity plus outstanding debt. At December 31, 2004 this ratio was 14.4% (as of December 31, 2003—3%). Management considers this to be well under the level at which it would expect rating agencies or customers to be concerned about excessive financial leverage.

On February 4, 2005, we filed a universal shelf registration statement on Form F-3 with the SEC for the issuance and sale of up to $300 million of debt and/or equity securities from time to time. The registration statement was declared effective on March 3, 2005 and is expected to allow us access to the public capital markets to the extent the need arises. Also included in the registration statement were 52,998,036 ordinary shares which may be offered for sale by our shareholders. We will not receive any proceeds from sales by our shareholders but may have to pay related expenses.

In 2005, we expect to have capital expenditures in respect of our information technology systems and our future premises in London and Bermuda.

The following table summarizes our contractual obligations other than our obligations to employees, under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2004:

Contractual Obligations and Commitments

	Payments due by period
	($ in millions)
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$250.0	—	—	—	$250.0
Operating Lease Obligations	$68.7	$6.2	$11.1	$9.6	$41.8
Reserves for Losses and loss adjustment expenses	$1,277.9	$545.7	$356.9	$266.8	$108.5

The long term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilised actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under "Critical Accounting Policies – Reserves for Losses and Loss Expenses".

On October 19, 2004, Aspen Re entered into a new lease for office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately £2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms.

For a discussion of derivative instruments we have entered into, please see note 6 to our audited financial statements for the twelve months ended December 31, 2004 included elsewhere in this report.

Off-Balance Sheet Arrangements

We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.

Interest rate risk.     Our investment portfolio consists of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity taking into account the anticipated cash outflow characteristics of Aspen Re's, Aspen Bermuda's and Aspen Specialty's insurance and reinsurance liabilities.

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

As at December 31, 2004 our portfolio had an approximate duration of 1.76 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on Portfolio given a parallel shift in the yield curve
Movement in rates in basis points	-100	-50	0	50	100
	($ in thousands, except percentages)
Market Value $ in thousands	$2,787,880	$2,762,218	$2,735,900	$2,709,418	$2,642,145
Gain/Loss $ in thousands	51,980	26,318	0	(26,482)	(93,755)
Percentage of Portfolio	1.90%	0.96%	0	0.97%	3.43%

Foreign currency risk.     Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and insurance segments are U.S. Dollars and British Pounds. As of December 31, 2004 approximately 71% of our investments are held in U.S. Dollars, approximately 21% are in British Pounds and approximately 8% are in currencies other than the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2004, 13% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2005. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2004, would have impacted reported net comprehensive income by approximately $14.3 million for the twelve months ended December 31, 2004.

We will attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. During 2002, we entered into a significant forward exchange contract for the sale of British Pounds into U.S. dollars in anticipation of the receipt in November 2002 of the second tranche of our initial capital. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. We do not expect going forward that we will enter into these contracts with respect to a material amount of our assets. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. There were no outstanding forward contracts as at December 31, 2004.

Credit risk.     We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. No more than 5% of the fixed-income securities in our investment portfolio may be rated below "A–". As at December 31, 2004, the average rate of fixed income securities in our investment portfolio was "AA+". In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of "A" (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is "A–" (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

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

Item 8.    Financial Statements and Supplementary Data

Reference is made to Part IV, Item 15(a) of this report for the Consolidated Financial Statements of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants regarding accounting and financial disclosure for the period since the Company's formation on May 23, 2002 until the date of this filing.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, has evaluated the design and operation of the Company's disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely fashion.

For management's report on internal control over financial reporting, see page F-2 of this report.

Changes in Internal Control over Financial Reporting

The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

Pursuant to provisions that were in our bye-laws and a shareholders' agreement by and among us and certain shareholders prior to our initial public offering, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our board of directors. Mr. Melwani was appointed, and Mr. Rosenthal was nominated, as directors by Blackstone. Mr. Cormack was appointed director by Candover. Mr. Avery was appointed director by Wellington. Mr. Salame was nominated director by CSFB Private Equity. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

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

Anthony Taylor was initially appointed as a director by Montpelier Re and was a Class I Director commencing on June 21, 2002. He has since resigned from the Company's board of directors on January 21, 2004 because as CEO of Montpelier Re, he believed it was difficult for him to contribute fully to the Company from both an operational and governance perspective. Bret Pearlman was initially appointed as a director by Blackstone and was a Class III Director commencing on June 21, 2002. He resigned from the Company's board of directors on July 29, 2004 because he accepted a position with Elevation Partners.

The Company has initiated a directors' search for possible replacement directors and is considering potential candidates who would meet the independence and other requirements.

As of March 1, 2005, we had the following directors on our board of directors:

Name	Age	Position	Director Since
Class I Directors:
Christopher O'Kane	50	Chief Executive Officer of the Company and Aspen Re and Chairman of Aspen Bermuda	2002
Heidi Hutter (1)(2)(3)	47	Director	2002
Class II Directors:
Paul Myners (3)	56	Chairman of the Company and Aspen Re	2002
Julian Cusack (3)	54	Chief Financial Officer of the Company and Chief Executive Officer of Aspen Bermuda	2002
Norman L. Rosenthal (1)(4)	53	Director	2002
Class III Directors:
Julian Avery (2)(4)	59	Director	2003
Ian Cormack (1)	57	Director	2003
Prakash Melwani (2)(3)(4)	46	Director	2003
Kamil M. Salame (2)(3)	36	Director	2002

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Investment Committee

(4)	Member of the Corporate Governance and Nominating Committee

Paul Myners.    Mr. Myners has been our Chairman and a director since June 21, 2002. He is also currently the Chairman of Aspen Re, a position he has held since June 2002, of the Guardian Media Group, a position held since March 2000 and of Marks and Spencer, a position held since May 2004. Mr. Myners is a non-executive director of The Bank of New York. He completed a review of Institutional Investment for Her Majesty's Treasury in 2001 and was a member of the Financial Reporting Council, the body responsible for overseeing the process for setting U.K. accounting standards. From August 1, 1987 until November 2001, he held the position of Chairman of Gartmore Investment Management and previously served as an executive director of National Westminster Bank, Coutts & Co., and as an independent director of the Investment Management Regulatory Organization, the Lloyd's Market Board, Celltech Group, the Scottish National Trust, PowerGen plc and Orange plc.

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

Julian Cusack, Ph.D.    Mr. Cusack has been our Chief Financial Officer and a director since June 21, 2002. He is also currently the Chief Executive Officer of Aspen Bermuda since 2002. From 2002 until March 31, 2004, he was also Finance Director of Aspen Re. Mr. Cusack previously worked with Wellington where he was Managing Director of WUAL from 1992 to 1996, and in 1994 joined the board of directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington from 1996 to 2002.

Julian Avery.    Mr. Avery has been a director since April 9, 2003. He served as Chief Executive Officer of Wellington since 2000 until September 20, 2004. Prior to becoming Chief Executive Officer, Mr. Avery had been Managing Director of Wellington since 1996. He was also a director of WUAL since 1996 and its Chairman since 2001. Mr. Avery is also a solicitor and served on the Council of Lloyd's from December 2000 until February 2005. He was Deputy Chairman of the Lloyd's Market Association Services Limited. He is a non-executive director of East Surrey Holdings plc, Warner Estate Holdings plc and chairman of Invesco Perpetual Aim VCT PLC.

Ian Cormack.    Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen Re. Mr. Cormack is a Senior Partner in Cormack Tansey Partners, a strategic consulting firm that he established in 2002. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.'s insurance financial services and asset management in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack also serves as a member of Millennium Associates AG's Global Advisory Board and Chairman of Entertaining Finance Ltd. and previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, and a Member of the Board of Clearstream (Luxembourg). Mr. Cormack is also a non-executive chairman of Aberdeen Growth Opportunities Venture Capital Trust 2 plc and a non-executive director of MphasiS BFL Ltd. (India). He was a member of the U.K. Chancellor's City Advisory Panel from 1993 to 1998.

Heidi Hutter.    Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen Re since June 2002. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and has over twenty-five years of experience in property/casualty reinsurance. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd's of London, which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. Ms. Hutter also serves as a director of Aquila, Inc. and Talbot Underwriting Ltd. and its corporate affiliates.

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

Norman L. Rosenthal, Ph.D.    Dr. Rosenthal has been a director since June 21, 2002. He is also currently President of Norman L. Rosenthal & Associates, Inc., a management consulting firm which specializes in the property casualty insurance industry. Previously, Dr. Rosenthal was a managing director and senior equity research analyst at Morgan Stanley & Co. following the property casualty insurance industry. He joined Morgan Stanley's equity research department covering the insurance sector in 1981 and remained there until 1996. Dr. Rosenthal also currently serves on the board of directors of The Plymouth Rock Company, Palisades Safety and Insurance Management Corporation and the High Point Safety and Insurance Management Company. Dr. Rosenthal previously served on the board of directors of Mutual Risk Management Ltd. from 1997 to 2002, and Vesta Insurance Group from 1996 to 1999.

Kamil M. Salame.    Mr. Salame has been a director since June 21, 2002. He has been a partner of DLJ Merchant Banking Partners, the primary private equity funds of Credit Suisse First Boston Private Equity since June 2004 and, prior to then, a principal. Mr. Salame joined Donaldson, Lufkin & Jenrette's Merchant Banking Group, a predecessor to Credit Suisse First Boston Private Equity, in 1997. Previously he was a member of Donaldson, Lufkin & Jenrette's Leveraged Finance Group. Mr. Salame is a director of Montpelier Re and US Express Leasing, Inc.

Committees of the Board of Directors

Audit Committee: Messrs. Cormack and Rosenthal and Ms. Hutter. The Audit Committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the board of directors, as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held five meetings during 2004.

The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of our board of directors and audit committee, as well as by serving on the boards of directors of other companies. Our audit committee is comprised of seasoned business professionals, whereby one member has over 30 years of experience in the financial services industry, another member has over 25 years of experience in the property and casualty reinsurance business, and another member has over 15 years of experience as an equity research analyst following the insurance industry. As a result, they each have an understanding of U.S. GAAP financial statements. However, none of them has acquired the attributes of a financial expert through the specific means permitted under the Sarbanes-Oxley Act. Accordingly, the board of directors does not consider any of them to be a "financial expert" as defined in the applicable regulations. Nevertheless, our board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their background and understanding of the Company, it would not be in the best interest of the Company at this time to replace any of them with another person to qualify a member of the audit committee as a financial expert.

Compensation Committee: Messrs. Avery, Melwani and Salame and Ms. Hutter. The Compensation Committee, oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. Mr. Melwani is Chairman of the Compensation Committee. The Compensation Committee held four meetings during 2004.

Investment Committee: Messrs. Myners, Cusack, Melwani and Salame and Ms. Hutter. The Investment Committee is an advisory committee to the board of directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Myners is Chairman of the Investment Committee. The Investment Committee held four meetings during 2004.

Corporate Governance and Nominating Committee: Messrs. Avery, Melwani and Rosenthal. The Corporate Governance and Nominating Committee, among other things, establishes the board of directors' criteria for selecting new directors and oversees the evaluation of the board of directors and management. Dr. Rosenthal is Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held four meetings during 2004.

Executive Officers

The table below sets forth certain information concerning our executive officers as of March 1, 2005:

Name	Age	Position
Christopher O'Kane (1)	50	Chief Executive Officer of Aspen Holdings and Aspen Re and Chairman of Aspen Bermuda
Julian Cusack (1)	54	Chief Financial Officer of Aspen Holdings and Chief Executive Officer of Aspen Bermuda
Sarah Davies	40	Chief Operating Officer
David May	58	Head of Casualty Reinsurance, Chief Casualty Officer
James Few	33	Chief Underwriting Officer of Aspen Bermuda, Head of Property Reinsurance
Nicholas Bonnar	40	Head of Specialty
Ian Beaton	34	Head of Insurance
David Curtin	47	General Counsel of Aspen Re

(1)	Biography available above under "—Directors" above.

Sarah Davies.    Since June 21, 2002, Ms. Davies has served as our Chief Operating Officer. From 1999 to 2002 she served as WUAL's Operations Director. Ms. Davies initially joined Wellington in 1993 from Munich Re U.K. as a property reinsurance underwriter. Starting in 1995, she served as Market Research Manager of WUAL.

David May.    Since June 21, 2002, Mr. May has served as our Chief Casualty Officer. In 1995, he joined Wellington and served as manager in the casualty reinsurance division for Lloyd's Syndicate 51. From 1986 to 1995, he was a senior manager at Munich Re U.K. in charge of casualty underwriting.

James Few.    Mr. Few has been our Head of Property Reinsurance since June 1, 2004 and Aspen Bermuda's Chief Underwriting Officer since November 1, 2004. Before joining Aspen Bermuda, he had been an underwriter at Aspen Re since June 21, 2002. Mr. Few previously worked as an underwriter with Wellington from 1999 until 2002 and from 1993 until 1999 was an underwriter and client development manager at Royal & Sun Alliance.

Nicholas Bonnar.    Mr. Bonnar has been our Head of Specialty since November 19, 2004, having joined Aspen Re as a senior underwriter on December 4, 2002. Prior to joining us, Mr. Bonnar was an underwriter at XL London Markets from May 1997 until July 2002, during which time, in October 2000, he was appointed as director and Active Underwriter of Syndicate 588. From 1994 until 1997, he was an underwriter with PB Coffey and Others (Lloyd's Syndicate 902) and from 1987 until 1994 he was with Lloyd Thompson Insurance Brokers.

Ian Beaton.    Since January 2005, Mr. Beaton has served as our Head of Insurance. From April 2003 to January 2005, he was our Head of Corporate Development. Prior to joining us in April 2003, he was Associate Principal at McKinsey & Company, Inc. which he joined in 1993.

David Curtin.    Since September 2, 2003, Mr. Curtin has served as General Counsel of Aspen Re. Prior to joining the Company, Mr. Curtin served as Senior Vice President and General Counsel of

ICO Global Communications Limited from January 2001 until October 2002. He joined ICO as Chief Banking and Financial Counsel in November 1998 and became Deputy General Counsel in March 2000. From 1988 to 1998 he was with Jones, Day, Reavis and Pogue in New York and London and from 1985 to 1988 he was with Bingham, Dana & Gould in Boston.

Non-Management Directors

The board of directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors held four executive sessions during 2004. Mr. Myners, our chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate their concerns to the non-management directors by sending written communications by mail to Mr. Myners, c/o Company Secretary, Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton HM11, Bermuda, or by fax to 441-295-1829. In 2004, no executive sessions held were comprised solely of independent directors, as determined under the New York Stock Exchange corporate governance rules and standards (the "NYSE Corporate Governance Standards"). It is our intention to hold at least one executive session comprised solely of independent directors in 2005.

Attendance at Meetings by Directors

The board of directors conducts its business through its meetings and meetings of its committees. Each director is expected to attend each of the Company's regularly scheduled meeting of the board of directors and its constituent committees on which that director serves and the Company's Annual General Meeting of Shareholders. Six meetings of the Board of Directors were held in 2004. All of the directors attended at least 80% of the meetings of the board of directors and meetings of all committees on which they serve.

Director Independence

Under the recently adopted NYSE Corporate Governance Standards applicable to U.S. domestic issuers a majority of the board of directors (and each member of the Audit, Compensation and Nominating and Corporate Governance Committees) must be independent. The board of directors may determine a director to be independent if the director has no disqualifying relationship as enumerated in the NYSE Corporate Governance Standards and if the board of directors has affirmatively determined that the director has no direct or indirect material relationship with the Company. Independence determinations will be made on an annual basis at the time the board of directors approves director nominees for inclusion in the annual proxy statement and, if a director joins the board of directors between annual meetings, at such time. The board of directors has made the determination that Messrs. Cormack, Melwani, Rosenthal and Salame and Ms. Hutter are independent and have no material relationships with the Company.

The board of directors has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. In addition, the board of directors has determined that all but one member of the Compensation Committee and the Corporate Governance and Nominating Committee are independent. Mr. Avery was, until September 20, 2004, chief executive officer of Wellington, and he remains an employee of Wellington. Through our agreements with Wellington as described in "Certain Relationships and Related Transactions" in Part III, Item 13, we made payments to Wellington in 2002, 2003 and 2004 which exceeded the threshold on independence of 2% of Wellington's consolidated gross revenues for such years. Accordingly, under the NYSE Corporate Governance Standards, Mr. Avery would not be considered an independent director.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

The Company has adopted a code of business conduct and ethics that applies to all of the Company's employees including the Company's Chief Executive Officer and Chief Financial Officer. The Company has also adopted corporate governance guidelines. We have posted the Company's code of ethics and corporate governance guidelines on the Company's website at www.aspen.bm.

The charters for each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are also posted on the Company's website at www.aspen.bm. Shareholders may also request printed copies of the Company's code of business conduct and ethics, the corporate governance guidelines and the committee charters at no charge by writing to Company Secretary, Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton, Bermuda HM11.

Differences between NYSE Corporate Governance Rules and the Company's Corporate Governance Practices

The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The following discusses the differences between the NYSE Corporate Governance Standards and the Company's corporate governance practices.

The NYSE Corporate Governance Standards require that all members of compensation committees and nominating/corporate governance committees be independent. All but one member of our Compensation Committee and Nominating/Corporate Governance Committee are independent. As described above, Mr. Avery, a member of our Compensation Committee and Nominating/Corporate Governance Committee would not be considered independent under the NYSE Corporate Governance Standards.

The NYSE Corporate Governance Standards require chief executive officers of U.S. domestic issuers to certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards. Because as a foreign private issuer we are not subject to the NYSE Corporate Governance Standards applicable to U.S. domestic issuers, the Company need not make such certification.

Policy on Shareholder Proposals for Director Candidates and Evaluation of Director Candidates

Our board of directors has adopted policies and procedures relating to director nominations and shareholder proposals, and evaluations of director candidates.

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

Item 11.    Executive Compensation

The following Summary Compensation Table sets forth, for the years ended December 31, 2004, 2003 and 2002, the compensation for services in all capacities earned by the Company's Chief Executive Officer and its next four most highly compensated executive officers. These individuals are referred to as the "named executive officers."

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation(1)			Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(2)	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation ($)(3)
Christopher O'Kane, Chief Executive Officer	2004	$636,121	$550,230	$1,907	—	45,849	—	$102,601
	2003	493,397	820,050	1,654	—	991,830	—	78,943
	2002	232,634	170,126	4,392	—	—	—	37,222
Julian Cusack, Chief Financial Officer	2004	397,023	185,000	214,889	—	27,509	—	80,471
	2003	361,203	510,150	206,280	—	338,180	—	70,908
	2002	183,659	108,262	5,337	—	—	—	33,059
Sarah Davies, Chief Operating Officer	2004	330,138	165,069	959	—	27,509	—	39,617
	2003	270,616	303,419	858	—	316,940	—	32,473
	2002	132,965	108,262	465	—	—	—	15,956
David May, Chief Casualty Officer	2004	375,991	187,995	2,867	—	27,509	—	75,198
	2003	311,619	246,015	2,405	—	155,000	—	62,324
	2002	146,927	61,864	3,887	—	—	—	29,385
James Few, Chief Underwriting Officer, Aspen Bermuda	2004	295,929	222,000	50,555	—	68,773	—	31,363
	2003	194,188	229,614	1,197	—	97,930	—	18,448
	2002	61,039	108,262	1,608	—	—	—	5,798
Peter Coghlan, President and Chief Executive Officer of Aspen Specialty (4)	2004	384,615	—	248,443	—	—	—	20,500
	2003	211,507	60,000	—	—	80,000	—	7,426

(1)	The compensation reported for the named executive officers for 2002 reflects the period beginning upon their commencement of employment with us and ending on December 31, 2002. All compensation payments in 2002 were made in British Pounds and have been translated into U.S. Dollars at the average exchange rate for the period May 23, 2002 through December 31, 2002, which was $1.5466 to £1. Except as indicated, compensation payments for 2003 were made in British Pounds and have been translated into U.S. Dollars at the average exchange rate for the period January 1, 2003 through December 31, 2003 which was $1.6401 to £1. Except as indicated, compensation payments for 2004 were made in British Pounds and have been translated into U.S. Dollars at the average exchange rate for the period January 1, 2004 through December 31, 2004 which was $1.8341to £1. For 2003, bonus payments made to Julian Cusack and Peter Coghlan were paid in U.S. Dollars. For 2004, except for £30,000, Mr. Cusack's salary and bonus were paid in U.S. Dollars. For 2004, except for $66,666, Mr. Few's salary was paid in British Pounds. His bonus for 2004 was paid in U.S. Dollars.

(2)	Other annual compensation includes benefits-in-kind and, in the case of Mr. Cusack, travel expenses for his family, a housing allowance in Bermuda of $180,000 per year beginning in 2003 and a payroll tax contribution in an amount of $14,988 in 2003, and $11,044 in 2004. For Mr. Few, it includes relocation expenses of $9,221, a housing allowance in Bermuda of $33,000 covering the last two months of 2004, and a payroll tax contribution of $4,856 in 2004. For Mr. Coghlan, it includes severance payments of $15,385 and payments of $206,953 under his Supplemental Executive Retirement Plan.

(3)	The amounts listed under "All other compensation" reflect the Company's contribution to the pension plan (a defined contribution plan).

(4)	Mr. Coghlan was not employed by us at the end of fiscal year 2002. His compensation for 2003 and 2004 was paid in U.S. Dollars, and for 2003, reflects the period beginning upon his commencement of employment with us on June 21, 2003 and ending on December 31, 2003. Mr. Coghlan resigned from Aspen Specialty on December 13, 2004.

The following table sets forth information concerning grants of options to purchase ordinary shares during the twelve months ended December 31, 2004 to the named executive officers.

Option/SAR Grants in Last Fiscal Year

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation For Options Term
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5%	10%
Christopher O'Kane	45,849	9.2%	$24.44	December 22, 2014	795,970	2,076,509
Julian Cusack	27,509	5.5%	24.44	December 22, 2014	477,575	1,245,887
Sarah Davies	27,509	5.5%	24.44	December 22, 2014	477,575	1,245,887
David May	27,509	5.5%	24.44	December 22, 2014	477,575	1,245,887
James Few	68,773	13.8%	24.44	December 22, 2014	1,193,946	3,114,740

(1)	As discussed further below under "—Share Incentive Plan," all options were granted pursuant to the 2003 Share Incentive Plan with an exercise price equal to the average of the high and low market value of the Company's ordinary shares on the date of grant. The options will vest over a multi-year period and are subject to performance-based vesting by achievement of return on equity targets.

The following table sets forth information concerning the exercise of options to purchase ordinary shares by the named executive officers during the year ended December 31, 2004, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2004.

Aggregated Option/SAR Exercises in Fiscal Year 2004 and Year-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Options/SARs at Fiscal Year-End		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Christopher O'Kane	—	—	530,861	484,572	4,351,923	3,903,771
Julian Cusack	—	—	183,043	169,299	1,484,019	1,331,839
Sarah Davies	—	—	171,844	159,258	1,390,837	1,248,305
David May	—	—	86,453	82,709	680,384	611,417
James Few			63,441	69,893	430,576	389,703
Peter Coghlan	—	—	29,200	—	242,944	—

(1)	Calculated based upon a price of $24.52 per share of the Company's ordinary shares at December 31, 2004, less the option exercise price.

The following table summarizes the Long-Term Incentive Plan awards made to the named executive officers during the fiscal year ended December 31, 2004. The long-term incentive awards presented below consisted of performance shares.

Long-Term Incentive Plans — Awards in Last Fiscal Year

Name	Number of Shares, Units or Other Rights (#)(2)	Performance or Other Period Until Maturation or Payment(3)	Estimated Future Payouts(1)
			Threshold (#)	Target (#)	Maximum (#)
Christopher O'Kane	3,730	3 years	0	1,920	3,127
Julian Cusack	2,238	3 years	0	1,152	1,876
Sarah Davies	2,238	3 years	0	1,152	1,876
David May	2,238	3 years	0	1,152	1,876
James Few	5,596	3 years	0	2,881	4,691

(1)	Performance share awards are conditional grants which entitle the recipient to receive, without payment to the Company, a certain number of ordinary shares, depending on the achievement of certain financial goals, as further described under "—Share Incentive Plan."

(2)	Performance share awards represents the number of ordinary shares of the Company.

(3)	One-third of the performance shares vest upon achievement of a return on equity target for 2004, and two-thirds vest upon achievement of a return on equity target for 2004, 2005 and 2006 fiscal years.

Director Compensation

The compensation of non-executive directors is benchmarked against comparable companies, taking into account complexity, time commitment and committee duties. In 2004, the annual compensation for the members of our board of directors who are not otherwise affiliated with the Company as employees or officers was $45,000. The chairman of each committee of our board of directors other than the audit committee received an additional $5,000 per annum. Mr. Cormack, the chairman of the audit committee of our board of directors, received an additional $25,000 per annum. Members of our board of directors who are also members of the board of directors of Aspen Re, such as Ms. Hutter and Mr. Cormack, received an additional $10,000 per annum. Mr. Cormack, the chairman of the audit committee of the board of directors of Aspen Re, received an additional $10,000 per annum. Mr. Myners received an annual salary of £120,000 for 2004 and a bonus of £48,000 for serving as Chairman of our board of directors.

In addition, options were granted to Messrs. Myners, Cormack and Rosenthal and Ms. Hutter under our share option plan. See "—Share Incentive Plan" below and Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters". None of our non-executive directors receive compensation benefits upon termination of their employment or appointment as members of our board of directors.

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

Employment-Related Agreements

The following information summarizes the service agreements for Messrs. O'Kane and Cusack and Ms. Davies, all of which commenced on September 24, 2004. Mr. Coghlan's employment agreement was terminated on December 13, 2004 in a Separation Agreement which is described below. The new service agreements for Mr. Few and Mr. May commenced on March 10, 2005. In respect of each of the agreements with Messrs. O'Kane, Cusack, Few and May and Ms. Davies:

(i)	employment terminates automatically when the employee reaches 65 years of age, but in the case of Mr. Few employment will terminate automatically when he reaches 60 years of age.

(ii)	employment may be terminated for cause if:

•	the employee becomes bankrupt, is convicted of a criminal offence, commits serious misconduct or other conduct bringing the employee or Aspen Holdings or any of its subsidiaries into disrepute;

•	the employee materially breaches any provisions of the service agreement or conducts himself/herself in a manner prejudicial to the business;

•	the employee is disqualified from being a director in the case of Messrs. O'Kane, Cusack and Ms. Davies;

•	the employee breaches any code of conduct or ceases to be registered by any regulatory body; or

•	the employee materially breaches any provision of the shareholder's agreement with Aspen Holdings.

(iii)	employment may be terminated by the employee without notice for good reason if:

•	the employee's annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee's duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his/her positions;

•	the employee is removed from any of his/her positions or is not elected or reelected to such positions;

•	an adverse change in the employee's reporting relationship occurs; or

•	the employee is required to relocate more than 50 miles from the employee's current office;

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee.

(iv)	in the case of Messrs. O'Kane and Cusack and Ms. Davies, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to receive accrued salary and benefits, and an amount equal to two times the sum of the employee's highest salary during the term of the agreement and the average annual bonus paid to the executive in the previous three years (or lesser period if employed less than three years). 50% of this severance payment is paid to the employee within 14 days of the execution by the employee of a valid release and the remaining 50% is paid in four equal installments during the 12 months following the first anniversary of the date of termination, conditional on the employee complying with the non-solicitation provisions applying during that period;

(v)	In the case of Messrs. Few and May, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee's termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of (x) the employee's highest salary rate during the term of the agreement and (y) the average bonus under the Company's annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination, and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment

(vi)	if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, the employee may be entitled to excise tax gross-up payments;

(vii)	the agreement contains provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(viii)	the employees have for the benefit of their respective beneficiaries life cover of four times their basic salary which is fully insured by the Company and there are no key man insurance policies in place.

Christopher O'Kane.    Mr. O'Kane has entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer and director of both companies, terminable upon 12 months' notice by either party. The agreement provides that Mr. O'Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O'Kane's service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen's pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board may determine.

Julian Cusack.    Mr. Cusack has entered into a service agreement with Aspen Holdings under which he has agreed to serve as Executive Vice President, Group Chief Financial Officer and director of Aspen Holdings, terminable upon 12 months' notice by either party. The agreement provides that Mr. Cusack shall be paid an annual salary of US$342,000 and £30,000, both subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of US$180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. Mr. Cusack's service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen's pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board may determine.

Sarah Davies.    Ms Davies has entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which she has agreed to serve as Executive Vice President and Chief Operating Officer of both companies and as a director of Aspen Insurance UK Services Limited, terminable upon 12 months' notice by either party. The agreement provides that Ms. Davies shall be paid an annual salary of £180,000, subject to annual review. Ms. Davies' service agreement also entitles her to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen's pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board may determine.

David May.    Aspen U.K. Services has entered into a service agreement with Mr. May under which he has agreed to serve as Head of Casualty Reinsurance and Chief Casualty Officer, terminable upon 12 months' notice by either party. The agreement provides that Mr. May will be paid an annual salary of £205,000 which is subject to review from time to time. Mr. May's management services contract also entitles him to participate in any pension scheme which is established by our board, and to private medical insurance, permanent health insurance, personal accident insurance and life assurance. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine.

James Few.    Mr. Few has entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months' notice by either party. The agreement provides that Mr. Few will be paid an annual salary of $400,000 which is subject to review from time to time. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine.

Peter Coghlan.    On December 13, 2004, Mr. Coghlan resigned from Aspen Specialty and Aspen Services. His employment agreement dated June 21, 2003 was terminated and he entered into a separation agreement dated December 13, 2004. Under the separation agreement, Mr. Coghlan will receive as severance pay an amount of $33,333 per month, less applicable withholdings, for twelve months, which in total represents Mr. Coghlan's annual base salary (not including the value of any other benefits). In accordance with the Share Incentive Plan (as further described below) and the option agreement, Mr. Coghlan had a total of 29,200 vested stock options at the date of termination and he will not be entitled to receive any additional vested stock options. Mr. Coghlan will be eligible to continue participation in health and dental insurance plans until December 31, 2005, if he so elects, with premiums paid by Aspen Services.

Mr. Coghlan's separation agreement provides for a one-year non-solicitation and non-competition covenant following termination of employment along with an ongoing confidentiality requirement.

Under his employment agreement, Mr. Coghlan was entitled to participate in an unfunded Supplemental Executive Retirement Plan ("SERP"). In accordance with Mr. Coghlan's election under the SERP, Mr. Coghlan's current benefit under the SERP will be paid in 10 annual installments (in accordance with the provisions of the SERP), with the first payment to be made as soon as administratively practical, subject to certain conditions, in which case Mr. Coghlan's SERP benefits would be payable in a lump sum within 90 days following termination of the plan.

Annual Bonus Plan

On March 3, 2005, bonus payments were approved for our officers based on the final terms of the bonus scheme and the performance of the Company for fiscal year ending 2004. Each year, officers that participate in the annual bonus plan will be eligible to receive a bonus based upon the officer's achievement of annual performance targets that have been established by the Compensation Committee of our board of directors. The Compensation Committee will establish a bonus pool at the end of each year, with the amount of such pool determined based upon our year-end results. The pool will then be allocated to officers based upon their individual performance with respect to their performance targets.

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

Initial Options.    The initial grant options have a term of ten years and an exercise price of $16.20 per share, which price was calculated based on 109% of the calculated fair market value of our ordinary shares as of May 29, 2003 and was determined by an independent consultant. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting determined by achievement of return on equity targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two-year performance period. Initial grant options that do not vest based on the applicable performance targets may vest in later years to the extent performance in such years exceeds 100% of the applicable targets, and in any event, any unvested and outstanding performance-based initial grant options will become vested on December 31, 2009. Upon termination of a participant's employment, any unvested options shall be forfeited, except that if the termination is due to death or disability (as defined in the option agreement), the time-based portion of the initial grant options shall vest to the extent such option would have otherwise become vested within 12 months immediately succeeding such termination due to death or disability. Upon termination of employment, vested initial grant options will be exercisable, subject to expiration of the options, until (i) the first anniversary of termination due to death or disability or, for nine members of senior management, without cause or for good reason (as those terms are defined in the option agreement), (ii) six months following termination without cause or for good reason for all other participants, (iii) three months following termination by the participant for any reason other than those stated in (i) or (ii) above or (iv) the date of termination for cause. As provided in the plan, in the event of a change in control unvested and outstanding initial grant options shall immediately become fully vested.

The initial grant options may be exercised by payment in cash or its equivalent, in ordinary shares, in a combination of cash and ordinary shares, or by broker-assisted cashless exercise. The initial grant options are not transferable by a participant during his or her lifetime other than to family members, family trusts, and family partnerships.

2004 Options    In 2004, we granted a total of 500,113 nonqualified stock options to various officers of the Company. Each nonqualified stock option represents the right and option to purchase, on the terms and conditions set forth in the agreement evidencing the grant, ordinary shares of the Company, par value 0.15144558 cent per share. The exercise price of the shares subject to the option is $24.44 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE.

The options will vest over a multi-year period, with one-third (1/3) of the shares underlying the options vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its return on equity ("ROE") for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the "Initial Vesting"), but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (i.e., the fiscal year in which the options are granted). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of shares underlying options will vest over such multi-year period based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67% (the "Reduced Percentage"). A further one-third (1/3) of the shares (or one-third of the Reduced Percentage, as applicable) underlying the options will vest upon each of the first and second anniversaries of the Initial Vesting based on the achievement of the ROE target for the 2004 fiscal year consistent with the terms of the Initial Vesting described above. However, no options will vest if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

If an optionee's employment with the Company is terminated for any reason, the Company will cancel the unvested portion of the option without consideration and the vested portion will remain exercisable for the period described in the following paragraph; provided that if an optionee's employment is terminated by the Company for cause (as defined in the option agreement), the vested portion of the option will immediately be canceled without consideration.

Optionees may exercise all or any part of the vested portion of their option at any time prior to the earliest to occur of (i) the tenth anniversary of the date of grant, (ii) the first anniversary of the optionee's termination of employment (x) due to death or disability (as defined in the option agreement), (y) by the Company without cause, or (z) by the optionee with good reason (as defined in the option agreement), (iii) three months following the date of the optionee's termination of employment by the optionee without good reason, or (iv) the date of the optionee's termination of employment by the Company for cause. Options are exercised by providing written notice specifying the number of shares for which the option is being exercised and the method of payment of the exercise price. Payment of the exercise price may be made in cash (or cash equivalent), in shares, in a combination of cash and shares, or by broker-assisted cashless exercise. The optionee may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the option, its exercise or any payment or transfer under or with respect to the option.

2005 Options    On March 3, 2005, we granted an aggregate of 512,172 nonqualified stock options. The exercise price of the shares subject to the option is $25.88 per share, which as determined by the plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE.

Subject to the restrictions on exercise described below, the options will vest over a multi-year period, with one-third (1/3) of the shares underlying the options vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2005, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the "2005 Vesting"), but only if the Company achieves its ROE target for the fiscal year ended December 31, 2005 (i.e., the fiscal year in which the options are granted). If the Company fails to reach the ROE target for the 2005 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of shares underlying options will vest over such multi-year period based on a Reduced Percentage. A further one-third (1/3) of the shares (or one-third of the Reduced Percentage, as applicable) underlying the options will vest upon each of the first and second anniversaries of the 2005 Vesting based on the achievement of the ROE target for the 2005 fiscal year consistent with the terms of the 2005 Vesting described above. However, no options will vest if the ROE for the 2005 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Subject to the optionee's continued employment (and lack of notice of resignation or termination), the options will become exercisable on the second anniversary of the 2005 Vesting; however, in the event that the optionee's employment terminates due to death, disability (as defined in the option agreement), termination by the Company without cause (as defined in the option agreement) or by the optionee for good reason (as defined in the option agreement), vested options will become exercisable on the date of the optionee's termination.

Once the options are exercisable (as described above), optionees may exercise all or any part of the vested portion of their option at any time prior to the earliest to occur of (i) the tenth anniversary of the date of grant, (ii) the first anniversary of the optionee's termination of employment (x) due to death or disability (as defined in the option agreement), (y) by the Company without cause (as defined in the option agreement), or (z) by the optionee with good reason (as defined in the option agreement), (iii) three months following the date of the optionee's termination of employment by the optionee without good reason, or (iv) the date of the optionee's termination of employment by the Company for cause. Options are exercised in the same manner as described above under "—2004 Options" above.

Restricted Share Units.    In 2004, our board of directors approved, upon recommendation of the Compensation Committee, the grant of 95,850 restricted share units to various employees of the Company and its subsidiaries. Subject to the participants' continued employment, 37,666 units will vest in tranches with one-third of the units vesting on December 31, 2004, 2005 and 2006. The balance of 58,184 restricted share units will vest in three equal installments on each of the three anniversaries of the grant date. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participant's award agreement), on account of the participant's death or disability (as defined in such participant's award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant's award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

Recipients of the restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued; provided, however, that participants will be entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest. Participants may, however, elect to defer the receipt of any ordinary shares upon the vesting of units, in which case payment will not be made until such time or times as the participant may elect. Payment of deferred share units would be in ordinary shares with any cash dividend equivalents credited with respect to such deferred share units paid in cash.

2004 Performance Share Awards.    On December 22, 2004, we granted an aggregate of 150,074 performance share awards to various officers of the Company. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third (1/3) of the performance shares will become vested upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (the "2004 Award"). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company's actual average annual ROE for the 2004, 2005 and 2006 fiscal years meets or exceeds the average annual ROE target for such period (the "2004-2006 Award"). If the Company fails to achieve the average annual ROE target for the 2004, 2005 and 2006 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved, for example, with 10% awarded at 66.67%.

However, no performance shares will vest for the 2004-2006 Award if the actual average annual ROE for the 2004, 2005 and 2006 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

Payment of vested performance shares as part of the 2004 Award shall be paid at the same time as the performance shares part of the 2004-2006 Award are paid (or would have been paid had all or a portion of the 2004-2006 Award vested), subject to the participant's continued employment (and lack of notice of resignation or termination) until such payment date. Payment of vested performance shares as part of the 2004-2006 Award generally will occur as soon as practicable after the date the performance shares become vested, subject to the participant's continued employment (and lack of notice of resignation or termination) until such payment date. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

2005 Performance Share Awards.    On March 3, 2005, we granted an aggregate of 123,002 performance share awards to various officers and other employees pursuant to the 2003 Share

Incentive Plan. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third (1/3) of the performance shares will become vested upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2005, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2005 (the "2005 Award"). If the Company fails to reach the ROE target for the 2005 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest if the ROE for the 2005 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2007, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company's actual average annual ROE for the 2005, 2006 and 2007 fiscal years meets or exceeds the average annual ROE target for such period (the "2005-2007 Award"). If the Company fails to achieve the average annual ROE target for the 2005, 2006 and 2007 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved, for example, with 10% awarded at 66.67%. However, no performance shares will vest for the 2005-2007 Award if the actual average annual ROE for the 2005, 2006 and 2007 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

Payment of vested performance shares as part of the 2005 Award shall be paid at the same time as the performance shares part of the 2005-2007 Award are paid (or would have been paid had all or a portion of the 2005-2007 Award vested), subject to the participant's continued employment (and lack of notice of resignation or termination) until such payment date. Payment of vested performance shares as part of the 2005-2007 Award generally will occur as soon as practicable after the date the performance shares become vested, subject to the participant's continued employment (and lack of notice of resignation or termination) until such payment date. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

Compensation Committee Interlocks and Insider Participation

Julian Avery, Chief Executive Officer of Wellington until September 20, 2004, and one of our directors since 2003 has served on our compensation committee from November 2004. Wellington is one of our shareholders with which the Company has entered into various agreements. See Part III, Item 13, "Certain Relationships and Related Transactions—Transactions and Relationships with Initial Investors." We have also granted to Wellington the Wellington Options as discussed elsewhere in this report. Such options are exercisable or lapse upon the earlier occurrence of several events and the non-voting shares so acquired will automatically convert into ordinary shares at a one-to-one ratio once exercised. Our executive officers Messrs. O'Kane and Cusack served as directors of Wellington until June 21, 2002, and Ms. Davies and Mr. May served as directors of WUAL until June 21, 2002. None of Messrs. O'Kane, Cusack or May or Ms. Davies served as members of the compensation committee of Wellington or WUAL at any time.

Mr. Salame is a partner of DLJ Merchant Banking Partners, the primary private equity funds of CSFB Private Equity, one of our shareholders. Credit Suisse First Boston LLC, one of the underwriters in our initial public offering and an initial purchaser in our senior notes offering, is an affiliate of DLJ Merchant Banking Partners. Credit Suisse First Boston (acting through its Cayman Islands branch), an affiliate of both CSFB Private Equity and Credit Suisse First Boston LLC, participates as a lender in the syndicate of our credit facilities.

Compensation Committee Report on Executive Compensation

The following report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

Our Compensation Committee fulfills the oversight responsibilities of the Board of Directors for approving and administering the compensation arrangements for our Chief Executive Officer and key employees. The key employee group currently comprises 15 senior employees including the named executive officers and the Chief Executive Officer. Compensation arrangements comprise base salary, cash bonus, long-term compensation in the form of options and share ownership, pension plans and other fringe benefits.

Our compensation policies are designed with the goal of maximizing shareholder value over the long term. The basic objectives of our executive compensation program are:

•	Attracting and retaining highly skilled executives;

•	Linking compensation opportunity to achievement of the Company's financial and strategic goals;

•	Creating commonality of interest between management and shareholders by tying realized compensation directly to changes in shareholder value;

•	Maximizing the financial efficiency of the overall program from a tax, accounting, and cash flow perspective; and

•	Ensuring compliance with the highest standards of corporate governance.

In support of the above objectives, we deliver a four-part executive compensation program that includes the following elements:

•	Base salary;

•	Annual incentive bonus;

•	Long-term incentives; and

•	Benefits and perquisites.

Base salaries are determined taking into consideration the relative importance of the position, the competitive marketplace and the individual's performance and contribution. Salaries are reviewed annually.

Payments under the annual incentive bonus arrangements are paid from a pool that is directly related to the shareholders' return on equity. For fiscal year 2004, the bonus plan was set so that no awards would be payable unless a threshold return on equity of 10% was reached. For return on equity levels above 10%, increasingly higher levels of bonus pool funding occurred until the planned return on equity was obtained. All bonus payments are, however, at the discretion of the board of directors.

Long-term incentive grants in 2004 were in the form of option grants and performance share grants to selected executives and employees. These grants will vest over a multi-year period based on the achievement of threshold returns on equity described elsewhere in the Form 10-K to which this report relates.

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

Process. An evaluation is made at least annually on the Chief Executive Officer and each key employee detailing individual performance against objectives. In reaching decisions on base salaries, bonuses and long-term incentive awards for the CEO and key employees, the Committee reviews:

•	Historical data on each individual's previous salary, bonus and long-term incentive history;

•	The Company's financial performance for the year and the overall size of the bonus pool;

•	The relative percentage of the bonus pool and long-term incentive grants awarded to the CEO and key employees;

•	An assessment of individual performance carried out by the CEO (or the Chairman in the case of the CEO). This assessment is carried out by reference to the employee's performance against an agreed set of objectives for the year under review. Due note is also taken of other factors which may not have been considered at the time objectives were set; and

•	Recommendations by the CEO of salary increases/bonus awards for key employees and by the Chairman for the CEO.

The level of compensation is based on numerous factors, including achievement of underwriting results, financial and other objectives established by our Compensation Committee and our board of directors. Salary, bonus awards and incentive compensation opportunities are reviewed regularly for competitiveness and are determined in large part by reference to compensation levels for comparable positions at comparable companies based in Bermuda, the United Kingdom and the United States. This information is gathered from published compensation surveys. The Compensation Committee also uses Frederic W. Cook & Co. as its external compensation advisers to assist in this process. The Company intends to reward individuals appropriately taking into account the relevant local or global talent pool comparables, as well as both Company and individual performance against prescribed goals.

CEO Compensation.    The Compensation Committee is responsible for evaluating and approving on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer. At least annually the Compensation Committee evaluates the Chief Executive Officer's performance in light of these established goals and objectives. Based upon these evaluations, the Compensation Committee has the sole authority to set the Chief Executive Officer's annual compensation, including salary, bonus, incentive and equity compensation. In determining salary and cash bonus the Compensation Committee considers comparative data from competitor firms and other data sources, including surveys conducted by independent third party consulting firms. In determining the long-term incentive component of the Chief Executive Officer's compensation, including stock options and performance share awards, the Compensation Committee considers the Company's performance and relative shareholder return, and the value of similar incentive awards to chief executive officers at comparable companies, including previous awards given to the Chief Executive Officer. For 2004, the factors and criteria for the CEO's compensation were return on equity, organizational development and the attainment of the Company's strategic plan. In recognition of these achievements and having considered the available data on the remuneration packages of CEOs in competitor firms, the CEO was awarded a bonus of £300,000.

Compensation Committee Prakash Melwani (Chair) Julian Avery Heidi Hutter Kamil Salame

March 2, 2005

Audit Committee Report

The following report is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the board of directors with respect to the Company's financial statements for the year ended December 31, 2004. The Audit Committee held five meetings in 2004.

The Audit Committee has established a Charter which outlines its primary duties and responsibilities. The Audit Committee Charter, which has been approved by the Board, is reviewed at least annually and is updated as necessary.

Company management is responsible for the preparation and presentation of complete and accurate financial statements. The Company's independent registered public accounting firm, KPMG Audit Plc, are responsible for performing an independent audit of the Company's financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and for issuing a report on their audit.

In performing its oversight role in connection with the audit of the Company's financial statements for the year ended December 31, 2004, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the Independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61; and (3) reviewed and discussed with the Independent registered public accounting firm the matters required by Independence Standards Board Statement No. 1. Based on these reviews and discussions, the Audit Committee has determined its Independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for filing with the United States Securities and Exchange Commission ("SEC") and for presentation to the shareholders at the 2004 Annual General Meeting.

Audit Committee Ian Cormack (Chair) Heidi Hutter Norman L. Rosenthal

March 2, 2005

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of March 1, 2005 (including, in this table only, options that would be exercisable by May 1, 2005) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of March 1, 2005, 69,315,099 ordinary shares were outstanding.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares (2)	Percentage of Ordinary Shares Outstanding (2)
The Blackstone Group(3)	18,000,000	25.97%
345 Park Avenue, 31st Floor New York, NY 10154
Wellington Underwriting plc(4)	15,043,580	20.58%
88 Leadenhall Street London EC3A 3BA United Kingdom
Credit Suisse First Boston Private Equity(5)	7,000,000	10.10%
11 Madison Avenue, 16th Floor New York, NY 10010
Candover Investments plc, its subsidiaries and funds under management (6)	6,980,700	10.07%
20 Old Bailey London EC4M 7LN United Kingdom
Paul Myners(7)	265,630	*
Christopher O'Kane(8)	561,291	*
Julian Cusack(9)	196,083	*
Sarah Davies(10)	184,884	*
David May(11)	92,973	*
James Few(12)	66,771
Julian Avery(13)	__	*
Ian Cormack(14)	23,652	*
Heidi Hutter(15)	47,310	*
Prakash Melwani(16)	__	*
Norman Rosenthal(17)	28,332	*
Kamil M. Salame(18)	__	*
All directors and executive officers as a group (12 persons)	1,466,926	2.08%

*	Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance UK Limited, 100 Leadenhall Street, London EC3A 3DD, United Kingdom. The address for Mr. Cusack is c/o Aspen Insurance Holdings Limited, Victoria Hall, 11 Victoria Street, Hamilton HM 11, Bermuda.

(2)	Includes the outstanding ordinary shares and, with respect to Wellington and Harrington Trust Limited, assumes the exercise of all outstanding options on a cash basis by Wellington or Harrington Trust Limited, as the case may be, to purchase non-voting shares, which non-voting shares so acquired will automatically convert into ordinary shares upon issuance. With respect to the directors and officers, includes the vested options exercisable for ordinary shares.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	Includes 13,730,800 ordinary shares held by BCP Excalibur Holdco (Cayman) Limited, 1,042,220 ordinary shares held by BFIP Excalibur Holdco (Cayman) Limited, 629,720 ordinary shares held by BGE Excalibur Holdco (Cayman) Limited and 2,597,260 ordinary shares held by BOCP Excalibur Holdco (Cayman) Limited. Blackstone FI2 Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership ("BCP III"), Blackstone FI Offshore Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership ("BOCP III") and Blackstone Family Investment Partnership (Cayman) III L.P., a Cayman Islands exempted limited partnership ("BFIP III"), are the sole members of BCP Excalibur Holdco (Cayman) Limited, BOCP Excalibur Holdco (Cayman) Limited, and BFIP Excalibur Holdco (Cayman) Limited, respectively. As the sole general partner of each of BCP III and BFIP III, and the sole investment general partner of BOCP III, Blackstone Management Associates III L.L.C., a Delaware limited liability company ("BMA III"), may be deemed to be the beneficial owner of 17,370,280 ordinary shares. As the sole member of BGE Excalibur II Limited, a Cayman Islands exempted limited company, which itself is the sole director and sole voting member of BGE Excalibur Holdco (Cayman) Limited, a Cayman Islands exempted limited company ("BGE"), Blackstone LR Associates (Cayman) III LDC, a Cayman Islands limited duration company ("BLR III") may be deemed to be the beneficial owner of 629,720 ordinary shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of each of BMA III and BLR III (the "Blackstone Founding Members") and have the shared power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares of the identified class of securities that may be deemed to be beneficially owned by BMA III or BLR III. As a result, the Blackstone Founding Members may be deemed to beneficially own the ordinary shares that BMA III or BLR III may be deemed to beneficially own, but they disclaim any such beneficial ownership except to the extent of their individual pecuniary interest in such ordinary shares.

(4)	Includes 11,262,460 ordinary shares and options to purchase 3,781,120 non-voting shares, which options have become exercisable or lapse upon the earlier occurrence of several events including our initial public offering as further described in "Investor Options" in Part II, Item 5(g) of this filing, and which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio upon completion of our initial public offering or upon issuance, if the options are exercised after completion of our initial public offering. We have been notified by Wellington that it has entered into a loan agreement with Barclays Bank plc and a syndicate of banks. Wellington has pledged its ordinary shares in Aspen Holdings to Barclays Bank plc and the syndicate when it has drawn down on the loan facility. If Wellington defaults under the loan agreement, it is possible that Barclays and the syndicate would become shareholders in Aspen Holdings. Julian Avery, one of our directors, was Chief Executive Officer of Wellington until September 20, 2004.

(5)	Includes 827,190 ordinary shares held by MBP III Plan Investors, L.P., 31,470 ordinary shares held by Millennium Partners II, L.P., 46,300 ordinary shares held by DLJ MB Partners III GmbH & Co. KG, 69,780 ordinary shares held by DLJ Offshore Partners III-2, C.V., 97,970 ordinary shares held by DLJ Offshore Partners III-1, C.V., 381,740 ordinary shares held by DLJ Offshore Partners III, C.V., and 5,545,550 ordinary shares held by DLJMB Overseas Partners III, C.V., which, along with all of the shareholders named in this footnote are referred to collectively as the "DLJ Related Entities." Credit Suisse First Boston, a Swiss bank, owns all the voting stock of Credit Suisse First Boston (USA), Inc. (formerly Donaldson, Lufkin & Jenrette, Inc.) ("CSFB-USA"). The DLJ Related Entities are direct and indirect subsidiaries of

CSFB-USA and merchant banking funds advised by subsidiaries of CSFB USA. Credit Suisse First Boston LLC, one of the underwriters in our initial public offering, is a direct subsidiary of CSFB-USA and itself does not hold any ownership interest in either CSFB Private Equity or any of the DLJ Related Entities. Affiliates of DLJ Related Entities own an approximately 4.4% interest in Montpelier Re Holdings Ltd., which is also a beneficial owner of the ordinary shares of the Company. Kamil Salame, one of our directors, is a partner of DLJ Merchant Banking Partners, the primary private funds of Credit Suisse First Boston's Alternative Capital Division. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities.

(6)	Includes 783,050 ordinary shares held by Candover Investments plc, 35,620 ordinary shares held by Candover (Trustees) Limited, 153,790 ordinary shares held by Candover 2001 GmbH & Co. KG, 466,630 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 5 Limited Partnership, 111,680 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 4 Limited Partnership, 394,250 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 3 Limited Partnership, 699,290 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 2 Limited Partnership, 1,109,410 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 1 Limited Partnership, 634,880 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 6 Limited Partnership, 81,490 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 5 Limited Partnership, 115,670 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 4 Limited Partnership, 1,170,400 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 3 Limited Partnership, 365,420 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 2 Limited Partnership and 859,120 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 1 Limited Partnership, but excludes 19,300 ordinary shares held by Mourant & Co. Trustees Limited ("Mourant") as trustee of The Candover 2001 Employee Benefit Trust.

(7)	Includes 100,000 ordinary shares and 165,630 ordinary shares issuable upon exercise of vested options held by Mr. Myners.

(8)	Includes 30,430 ordinary shares and 530,861 ordinary shares issuable upon exercise of vested options held by Mr. O'Kane.

(9)	Includes 13,040 ordinary shares and 183,043 ordinary shares issuable upon exercise of vested options held by Mr. Cusack.

(10)	Includes 13,040 ordinary shares and 171,844 ordinary shares issuable upon exercise of vested options held by Ms. Davies.

(11)	The 6,520 ordinary shares held by Mr. May include 300 ordinary shares held by Mr. May's son Aaron Nicholas May, 300 ordinary shares held by his son Jacob Marcus May, 300 ordinary shares held by his daughter Kendra Bethany May and 300 ordinary shares held by his son Toby Sebastian May. Also includes 86,453 ordinary shares issuable upon exercise of vested options held by Mr. May.

(12)	Includes 3,330 ordinary shares and 63,441 ordinary shares issuable upon exercise of vested options held by Mr. Few.

(13)	Mr. Avery, one of our directors, was Chief Executive Officer of Wellington until September 20, 2004. As Chief Executive Officer and a director of Wellington, Mr. Avery had the ability to influence voting and investment decisions over the securities beneficially owned by Wellington. The business address of Mr. Avery is c/o Wellington Underwriting plc, 88 Leadenhall Street, London EC3A 3BA, United Kingdom.

(14)	Includes 2,170 ordinary shares and 21,482 ordinary shares issuable upon exercise of vested options held by Mr. Cormack.

(15)	Ms. Hutter, one of our directors, is the beneficial owner of 870 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 3,470 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 100 Congress Avenue, Suite 2000, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 42,970 ordinary shares.

(16)	Mr. Melwani, one of our directors, is a Senior Managing Director in the Private Equity Group of Blackstone. Mr. Melwani disclaims beneficial ownership of any of the ordinary shares or options held by Blackstone. The business address of Mr. Melwani is c/o The Blackstone Group L.P., 345 Park Avenue, 31st Floor, New York, NY 10154.

(17)	Includes 6,850 ordinary shares and 21,482 ordinary shares issuable upon exercise of vested options held by Mr. Rosenthal. Mr. Rosenthal, one of our directors, was nominated by Blackstone and appointed by the board of directors. Mr. Rosenthal disclaims beneficial ownership of any of the ordinary shares held by Blackstone. The business address of Mr. Rosenthal is c/o Norman L. Rosenthal & Associates, Inc., 415 Spruce Street, Philadelphia, PA 19106.

(18)	Mr. Salame, one of our directors, is a Director in the Private Equity Group of Credit Suisse First Boston LLC, of which the DLJ Related Entities are a part. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities. The business address of Mr. Salame is c/o DLJ Merchant Banking Partners, Credit Suisse First Boston Private Equity, Eleven Madison Avenue, 16th Floor, New York, NY 10010.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company's 2003 Share Incentive Plan as of December 31, 2004. The 2003 Share Incentive Plan was approved by shareholders at our annual general meeting.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	4,051,060	16.72	1,673,510
Equity compensation plans not approved by security holders	—	—	—
Total	4,051,060	16.72	1,673,510

Performance Graph

The following information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P's Super Composite Property-Casualty Insurance Index, for the period commencing December 4, 2003 and ending on December 31, 2004, assuming $100 was invested on December 4, 2003. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from December 4, 2003 through December 31, 2004. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 9.51%, (2) for the S&P 500 Composite Stock Price Index was 15.48% and (3) for the S&P Super Composite Property-Casualty Insurance Index was 16.96%.

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

Aspen Holdings and Aspen Re have entered into a number of arrangements with Wellington and some of its affiliates. Wellington is a holder of 16.25% of our outstanding ordinary shares as of March 1, 2005. These arrangements are as follows:

•	Quota Share Agreements. Aspen Re obtained some of its 2002 business through reinsuring National Indemnity Company ("NICO") and Syndicate 3030. Syndicate 2020, managed by WUAL, placed a qualifying quota share contract with NICO, a member of the Berkshire Hathaway group of companies under which it ceded 35.7% of all Syndicate 2020's business, excluding U.S. surplus lines business, effective between January 1, 2002 and May 31, 2002, plus all surplus lines business written between June 1, 2002 and June 30, 2002. WUAL established a consortium Syndicate 3030, with the backing of the Berkshire Hathaway group companies, with which it placed a 35.7% share of all business effective between June 1, 2002 and December 31, 2002, excluding U.S. surplus lines business written between June 1, 2002 and June 30, 2002. With respect to the qualifying quota share contract with NICO, Aspen Re entered into a quota share contract under which it has reinsured 34% of NICO's liabilities under the qualifying quota share agreement with Syndicate 2020. Aspen Re also entered into a quota share agreement with Syndicate 3030 for 2002 only in respect of 70% of its portfolio, whose single corporate member is a member of the Berkshire Hathaway group. Of Aspen Re's gross written premiums of $374.8 million for the period from May 23, 2002 to December 31, 2002, $98.2 million was written as retrocession of the Syndicate 2020 qualifying quota share and $118.0 million as a quota share of Syndicate 3030. In the twelve months ended December 31, 2003, gross premiums written under the 2003 quota share agreement with Syndicate 2020 were $78.4 million and due to the non-renewal of the quota share in 2004, premiums were negligible for the twelve months ended December 31, 2004.

•	Option to Purchase Retrocession Agreement. Under this agreement entered into on May 28, 2002, Wellington and Aspen Holdings agreed to pay NICO $2.5 million and $2.0 million, respectively, to procure (i) the retrocession to a subsidiary of Aspen Holdings of the NICO qualifying quota share of Syndicate 2020 and (ii) the reinsurance of Syndicate 3030. On June 21, 2002, the amount of $2.5 million was repaid to Wellington by Aspen Holdings (reimbursed by Aspen Re on the same day) together with a fee of $275,000 for bearing the risk from May 28, 2002.

•	Framework Agreement. Under the framework agreement entered into by and among Aspen Holdings, Aspen U.K. Services, Wellington, WUAL, WUSL and WU Inc. on May 28, 2002, Aspen Holdings agreed to cause Aspen Re to offer Syndicate 2020, for 2003 and each subsequent year of account, a 20% quota share of Aspen Re's business (comprising the lines of business previously underwritten by Syndicate 2020) during such year. WUAL agreed, on behalf of Syndicate 2020, to offer to Aspen Re for 2003 and each subsequent year of account, a 20% quota share of all business (other than Aspen Re lines) allocated to that year of account of Syndicate 2020's business. For 2003, Aspen Re elected to take up a 7.5% quota share of Syndicate 2020 lines, and WUAL, on behalf of Syndicate 2020, has elected not to accept any quota share reinsurance of Aspen Re. Neither Aspen Re nor WUAL on behalf of Syndicate 2020 will be obligated to offer a quota share to the other after the 2005 year of account. Under the framework agreement, Wellington, WUAL, WUSL and WU Inc. initially agreed, until March 31, 2004, not to, subject to exceptions, compete with Aspen Re or engage in activities that will directly or indirectly foster competition with Aspen Re in the property reinsurance, U.S. and non-U.S. casualty reinsurance and U.K. commercial insurance lines of business that were previously written by Syndicate 2020 and currently written by Aspen Re. However, we agreed with Wellington to terminate such non-competition obligations with effect from December 9, 2003. As part of that agreement, WUAL has waived its right to take a quota share of the business written by Aspen Re for 2004 only. For 2004 only we have also waived our right to take a quota share of business written by Syndicate 2020. For 2005, WUAL did not take a quota share of the business written by Aspen Re and we did not take a quota share of the Syndicate 2020 lines of business.

•	Binding Authority Letters. Aspen Re had entered into three binding authority letters with WU Inc. to underwrite and market our U.S. facultative property and casualty products effective January 1, 2003, two of which expired on December 31, 2003. The remaining binding authority relating to casualty facultative reinsurance has been transferred from WU Inc. to Aspen Re America, together with the team that wrote this business at WU Inc. See Part I, Item 1, "Business—Underwriting and Risk Management."

•	Administrative Services Agreement. At formation, Aspen Holdings and its subsidiaries entered into an administrative services agreement as of June 21, 2002, for the provision of services that include accounting, actuarial, operations, risk management and technical support by a subsidiary of Wellington. The agreement may be terminated by either party upon the occurrence of certain specified circumstances, such as the inability to pay debts, and after an initial period of 3 years may be terminated by either party on 18 months' prior notice. We may also terminate individual services under the agreement on six months' notice provided they are not contracted to a third party. The provision of these services is priced on an actual cost basis. For the period from May 23, 2002 to December 31, 2002, we paid $2.6 million to Wellington and its affiliates under the administrative services agreement. During 2003 and 2004 we have progressively reduced our reliance on the services provided under this agreement by developing our own in-house resources. We have chosen to continue to outsource support for our information technology systems to Wellington, but we have not received any other significant services from WUAL since the end of 2003. We paid approximately $8.4 million for services under this agreement in 2003 and $0.4 million in 2004. On December 19, 2003, WUAL gave notice of termination, effective 18 months after such date.

•	IT Services Agreement. Aspen Re and Aspen U.K. Services have entered into an IT services agreement with WUSL, Wellington and WUAL as of January 9, 2004 for the provision of information technology services by WUSL. The agreement is for an indefinite period but may be terminated by either party upon the occurrence of certain specified circumstances, such as the other party's inability to pay debts, and may be terminated by either party on 12 months' prior notice. This agreement replaces the administrative services agreement described above in relation to information technology services. On August 20, 2004, we gave notice of termination. The agreement will terminate 12 months thereafter on August 20, 2005, subject to certain transition services. We paid $6.7 million under the IT services agreement in 2004.

•	Run-Off Services Agreement. Aspen U.K. Services has entered into a run-off services agreement with WUAL as of May 20, 2003 to handle the run-off of the claims for Syndicate 2020, Syndicate 3030 and their predecessors for the lines of business that were assumed by the Company. Under the agreement, Aspen Holdings acts as guarantor of the services to be performed by Aspen U.K. Services. The commencement period was as of June 21, 2002, and the agreement may be terminated by either party on 3 months' notice. Under certain circumstances, including regulatory requirements and change of control, the agreement may be terminated immediately by either party. Services are charged on an at-cost basis. Aspen U.K. Services has replaced this agreement with a similar one for reduced services. The total amount charged to WUAL in 2004 under these agreements was $0.8 million.

•	Indemnification Agreement. In connection with the preparation of the Syndicate 2020 and 3030 Financial Information included in the prospectus relating to our initial public offering, we agreed with WUAL and Wellington, in their capacity as the providers of such information, to jointly represent to KPMG as to certain facts and circumstances surrounding the preparation of the financial information of the Syndicates. In addition, we have agreed to indemnify Wellington, WUAL and their respective directors for any liability or loss incurred as a result of investigating, disputing or settling any claim arising out of provision of the representation to KPMG, the content of the financial information of the Syndicates as presented in the filings with the SEC or the public filings of such information with the SEC, other than the liabilities or losses found in a final judgment by a court of competent jurisdiction to have resulted from the bad faith, gross negligence, fraud or willful misconduct of Wellington, or their respective directors.

•	Option Instrument. In connection with our formation and initial funding, Wellington and the Names' Trustee received options to purchase, respectively, 3,781,120 and 3,006,760 non-voting shares exercisable or lapsing upon the earlier occurrence of several events, which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio upon issuance.

We have agreed with the Names' Trustee, a holder of 867,931 ordinary shares and the holder of 1,710,398 Names' Options as of December 31, 2004, the following:

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

Aspen Re had been a party to four quota share reinsurance arrangements with Montpelier Reinsurance Ltd., an affiliate of Montpelier Re and one of our founding shareholders. These contracts related to our property risk excess of loss reinsurance line, the automobile liability facultative reinsurance and property facultative reinsurance lines written by WU Inc. on our behalf under binding authority agreements and our U.K. liability insurance line of business. Anthony Taylor, Chief Executive Officer and Director of Montpelier Re, was one of our directors from June 2002 until January 2004. Three of the contracts were meant to run for three years commencing January 1, 2003, but with the termination of our binding authority agreements with WU Inc. at the end of 2003, the two Montpelier contracts relating to the facultative lines written by WU Inc. are no longer effective. The contract relating to our property risk excess of loss reinsurance line has a capping mechanism designed to limit the amount ceded in the aggregate to $29.9 million in the first year, $59.8 million in the first two years and $89.7 million over three years. The cap applies to gross written premiums ceded before deductions and brokerage and profit commissions. This contract will have the benefit of the reinsurance protections placed by Aspen Re. Aspen Re will receive an over-riding commission of 7.5% of net premiums and profit commission of 15% of the reinsurer's net profit from the contracts. With respect to our U.K. liability insurance line of business, Aspen Re has entered into a 10% quota share treaty effective from January 1, 2003 with Montpelier Reinsurance Ltd. and continuing annually unless cancelled with respect to its U.K. and Irish employers' liability and public liability business. Aspen Re will receive an over-riding commission of 5% of premiums (after deductions except reinsurance premiums) and a profit commission of 20% of the reinsurer's net profit from the treaty. For the twelve months ended December 31, 2004, the reinsurance premiums ceded under such quota share arrangements with Montpelier Re were $36.9 million.

Under letter agreements dated June 21, 2002, January 22, 2003 and June 2, 2003, respectively, Aspen Holdings agreed with Montpelier Re that:

•	after December 20, 2003, Aspen Holdings shall not take any steps to establish a Class IV Reinsurance Company in Bermuda without first advising Montpelier Re in writing of such intention (prior to such date Aspen Holdings was prohibited from establishing a Class IV Reinsurance Company in Bermuda, other than a Captive (the "Captive") and Aspen Bermuda was permitted to provide property and casualty reinsurance risks to third parties in an amount not greater than $25 million of gross written premium); and

•	in the event Aspen Holdings does establish a Captive wholly-owned by Aspen Holdings whose sole business shall be the reinsurance of risks underwritten by Aspen, it shall enter into negotiations with Montpelier Re in good faith with a view to appointing Montpelier Reinsurance Ltd. as manager in preference to any other party.

Relationship with Underwriters

Mr. Kamil Salame is a director in the Private Equity Group of Credit Suisse First Boston, an affiliate of which Credit Suisse First Boston LLC acted as an underwriter in our initial public offering. Credit Suisse First Boston LLC also acted as an initial purchaser of our Senior Notes. Affiliates of Credit Suisse First Boston LLC participate as lenders in the syndicate of our credit facilities as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

Item 14.    Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2004 and 2003 by KPMG Audit Plc, the Company's principal accounting firm.

	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003
	($ in thousands)
Audit Fees	$1,612.5	$593.5
Audit-related Fees (a)	403.6	50.7
Tax Fees (b)	111.0	162.6
All Other Fees (c)	—	2,706.0
Total Fees	$2,127.1	$3,512.8

(a)	Audit-related Fees are fees related to assurance and related services for the performance of the audit or review of the Company's financial statements (other than the audit fees disclosed above).

(b)	Tax Fees are fees related to tax compliance, tax advice and tax planning services.

(c)	All Other Fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company and for 2003 principally relates to assurance work carried out by KPMG in connection with the Company's initial public offering.

The Audit Committee has considered whether the provision of non-audit services by KPMG is compatible with maintaining KPMG's independence with respect to the Company and has determined that the provision of the specified non-audit services is consistent with and compatible with KPMG maintaining its independence. The Audit Committee approved all services that were provided by KPMG.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements:
The Consolidated Financial Statements of Aspen Insurance Holdings Limited and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and Reports on page F-1 and are filed as part of this Report.

2.	Financial Statement Schedules:
The Schedules to the Consolidated Financial Statements of Aspen Insurance Holdings Limited are listed in the accompanying Index to Schedules to Consolidated Financial Statements on page S-1 and are filed as part of this Report.

3.	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (1)
3.2	Amended and Restated Bye-laws (1)
4.1	Specimen Ordinary Share Certificate (1)
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (1)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.5	Exchange and Registration Rights Agreement among the Company, Deutsche Bank Securities Inc. and Goldman Sachs & Co. as representatives of the purchasers named in Schedule I thereto, dated August 16, 2004 (3)
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (1)
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (1)
10.3	Service Agreement dated September 24, 2004 among Christopher O'Kane, Aspen Insurance U.K. Services Limited and the Company (2) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (2) *
10.5	Service Agreement dated September 24, 2004 among Sarah Davies, Aspen Insurance U.K. Services Limited and the Company (2) *
10.6	Service Agreement dated March 10, 2005 between David May and Aspen Insurance UK Services Limited, filed with this report *
10.7	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (1) *

Exhibit Number	Description
10.8	Three-Year Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.8 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435)), as amended by the First Amendment dated January 22, 2004, the Second Amendment dated May 17, 2004, the Third Amendment dated August 2, 2004 (incorporated herein by reference to Exhibits 10.8a, 10.8b and 10.8c to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) and the Fourth Amendment dated August 9, 2004 (incorporated herein by reference to Exhibit 10.8 to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
10.9	364-Day Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)), as amended by First Amendment dated January 22, 2004, the Second Amendment dated May 17, 2004, the Third Amendment dated August 2, 2004 (incorporated herein by reference to Exhibits 10.9a, 10.9b and 10.9c to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004), the Fourth Amendment dated August 9, 2004 and the Fifth Amendment dated August 25, 2004 (incorporated herein by reference to Exhibits 10.9A and 10.9B to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (1)
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (1)
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (1)
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.16	Employment Agreement dated June 21, 2003 between Peter Coghlan and Aspen Insurance U.S. Services Inc.(incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) *
10.17	Supplemental Executive Retirement Plan prepared for Aspen Insurance U.S. Services, Inc., dated August 25, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2004) *

Exhibit Number	Description
10.18	Separation Agreement dated December 13, 2004 between Peter Coghlan and Aspen U.S. Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on December 16, 2004) *
10.19	Form of Shareholder's Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to Exhibit 4.11 to the Company's 2005 Registration Statement on Form F-3 (Registration No. 333-122571) *
10.20	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited, filed with this report *
10.21	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan, filed with this report *
10.22	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan, filed with this report *
10.23	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan, filed with this report *
10.24	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan, filed with this report *
10.25	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan, filed with this report *
21.1	Subsidiaries of the Company, filed with this report.
23.1	Consent of KPMG Audit Plc, filed with this report
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435).

(2)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Current Report on Form 8-K filed on September 24, 2004.

(3)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314).

(b)    Reports on Form 8-K. The Company has filed the following reports on Form 8-K during the last quarter of the period covered by this Report.

(1)	Current Report on Form 8-K filed on October 13, 2004 under items 7.01 and 9.01 furnishing the Company's press release relating to the Company's estimated losses as a result of Hurricanes Charley, Frances, Ivan and Jeanne, as well as Typhoon Songda.

(2)	Report on Form 8-K filed on October 25, 2004 under item 2.03 in connection with Aspen Insurance UK Limited's property lease.

(3)	Report on Form 8-K filed on November 2, 2004 under items 2.02, 7.01 and 9.01 announcing the Company's results for the third quarter of 2004.

(4)	Report on Form 8-K filed on December 16, 2004 under items 1.02, 2.02, 7.01 and 9.01 in connection with the resignation of Peter Coghlan, formerly President and Chief Executive Officer of Aspen Specialty Insurance Company.

(5)	Report on Form 8-K filed on December 23, 2004 under item 1.02 in connection with the grant of options and performance share award to various officers and employees under the Company's share option plan.

(c)	See (a)(3) above.

(d)	See (a)(3) above.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.9183, which was the closing exchange rate on December 31, 2004 for the British Pound/U.S. Dollar exchange rate as displayed on the Bloomberg Service under USD—GBP "Currencies" HP screen. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY(1)

	Last(2)	High	Low	Average(3)
Month Ended February 28, 2005	1.9210	1.9210	1.8547	1.8881
Month Ended January 31, 2005	1.8829	1.9044	1.8595	1.8784
Month Ended December 31, 2004	1.9183	1.9467	1.9147	1.9301
Month Ended November 30, 2004	1.9095	1.9095	1.8342	1.8613
Month Ended October 31, 2004	1.8372	1.8412	1.7795	1.8073
Month Ended September 30, 2004	1.8120	1.8131	1.7731	1.7932

Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033
Year Ended December 31, 2001	1.4554	1.5049	1.3727	1.4398
Year Ended December 31, 2000	1.4938	1.6522	1.4016	1.5159

(1)	Data obtained from FactSet.

(2)	"Last" is the closing exchange rate on the last business day of each of the periods indicated.

(3)	"Average" for the monthly exchange rates is the average daily exchange rate during the periods indicated. "Average" for the year ended periods is calculated using the exchange rates on the last day of each month during the period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

Date: March 11, 2005	By:	/s/ Christopher O'Kane
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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 11th day of March, 2005.

Signature	Title

/s/ Paul Myners	Chairman and Director

Paul Myners

/s/ Christopher O'Kane	Chief Executive Officer and Director (Principal Executive Officer)

Christopher O'Kane

/s/ Julian Cusack	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Julian Cusack

/s/ Julian Avery	Director

Julian Avery

/s/ Ian Cormack	Director

Ian Cormack

/s/ Heidi Hutter	Director

Heidi Hutter

/s/ Prakash Melwani	Director

Prakash Melwani

/s/ Norman Rosenthal	Director

Norman L. Rosenthal

/s/ Kamil Salame	Director

Kamil M. Salame

ASPEN INSURANCE HOLDINGS LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND REPORTS

Page
Management's Report on Internal Control over Financial Reporting	F-2
Attestation Report of Independent Registered Public Accounting Firm	F-3
Report of Independent Registered Public Accounting Firm	F-4
Audited Consolidated Financial Statements for the Twelve Months ended December 31, 2004 and 2003 and for the Period from Incorporation on May 23, 2002 to December 31, 2002
Consolidated Statement of Operations for the Twelve Months ended December 31, 2004, 2003 and for the Period from Incorporation on May 23, 2002 to December 31, 2002.	F-5
Consolidated Balance Sheet as at December 31, 2004 and 2003	F-6
Consolidated Statement of Shareholders' Equity for the Twelve Months ended December 31, 2004, 2003 and for the period from Incorporation on May 23, 2002 to December 31, 2002	F-7
Consolidated Statement of Comprehensive Income for the Twelve Months ended December 31, 2004, 2003 and for the Period from Incorporation on May 23, 2002 to December 31, 2002	F-8
Consolidated Statement of Cash Flows for the Twelve Months ended December 31, 2004, 2003 and for the Period from Incorporation on May 23, 2002 to December 31, 2002	F-9
Notes to Audited Consolidated Financial Statements for the Twelve Months ended December 31, 2004, 2003 and for the Period from Incorporation on May 23, 2002 December 31, 2002	F-10

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and as contemplated by Section 404 of the Sarbanes − Oxley Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. These limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of error or mistake. Therefore, any internal control system can provide only reasonable assurance and may not prevent or detect all misstatements or omissions. In addition, our evaluation of effectiveness is as of a particular point in time and there can be no assurance that any system will succeed in achieving its goals under all future conditions.

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2004.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc's attestation report on management's assessment of internal control over financial reporting appears on page F-3.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Aspen Insurance Holdings Limited:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Aspen Insurance Holdings Limited maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from incorporation on May 23, 2002 to December 31, 2002 and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
March 11, 2005

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the 'Company') as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from incorporation on May 23, 2002 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2004 and the period from incorporation on May 23, 2002 to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspen Insurance Holdings Limited's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO'), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
March 11, 2005

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF OPERATIONS
For The Twelve Months Ended December 31, 2004, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions, except share and per share amounts)

	Notes	Twelve Months Ended December 31,	Period From Incorporation on May 23, 2002 to December 31,
		2004	2003	2002
Revenues
Net premiums earned (includes $96.0 million in 2004, $126.1 million in 2003 and $74.3 million in 2002 from related parties)	17	$1,232.8	$812.3	$120.3
Net investment income (includes $0.9 million in 2004, $3.5 million in 2003 and $0.0 million in 2002 from related parties)	5	68.3	29.6	8.5
Realized investment losses		(3.5)	(2.4)	(0.1)
Other		0.0	0.0	0.4
Total Revenues		1,297.6	839.5	129.1
Expenses
Insurance losses and loss adjustment expenses (includes $43.1 million in 2004, $86.6 million in 2003 and $51.7 million in 2002 from related parties)	7, 17	(723.6)	(428.4)	(76.9)
Policy acquisition expenses (includes $28.7 million in 2004, $24.4 million in 2003 and $14.1 million in 2002 from related parties)		(212.0)	(152.3)	(21.1)
Operating and administration expenses (includes $7.1 million in 2004, $6.6 million in 2003 and $2.6 million in 2002 from related parties)		(93.0)	(53.3)	(8.7)
Interest on long term debt		(6.9)	(0.4)	0.0
Realized exchange gains / losses		5.1	1.5	12.7
Other Expenses		(4.0)	0.0	0.0
Total expenses		(1,034.4)	(632.9)	(94.0)
Income from operations before income tax		263.2	206.6	35.1
Income tax expense	8	(68.1)	(54.5)	(6.5)
Net Income		$195.1	$152.1	$28.6
Per share data
Weighted average number of ordinary share and share equivalents
Basic		69,204,658	57,751,852	32,424,100
Diluted		71,121,568	59,491,760	32,424,100
Basic earnings per ordinary share	3	$2.82	$2.63	$0.89
Diluted earnings per ordinary share	3	$2.74	$2.56	$0.89

All income was derived from continuing operations

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEET
As at December 31, 2004 and 2003
($ in millions, except per share amounts)

	Notes	As at December 31, 2004	As at December 31, 2003
ASSETS
Investments
Fixed Maturities		$2,207.2	$1,048.1
Short term investments		528.7	568.2
Total Investments	4	2,735.9	1,616.3
Cash and cash equivalents		284.9	230.8
Reinsurance Recoverables
Unpaid losses (includes $30.8 million in 2004 and $26.9 million in 2003 from related parties)	7	197.7	43.6
Ceded unearned premiums ( includes $21.6 million in 2004 and $36.1 million in 2003 from related parties)		40.4	48.9
Receivables
Underwriting premiums (includes $153.0 million in 2004 and $221.9 million in 2003 from related parties)		494.2	496.5
Other (includes $5.7 million in 2004 and $18.8 million in 2003 from related parties)		39.2	40.8
Deferred policy acquisition costs (includes $4.1 million in 2004 and $11.9 million in 2003 from related parties)		115.6	94.6
Derivatives at fair value		23.6	—
Office properties and equipment		5.0	0.4
Intangible assets		6.6	6.6
Total Assets		$3,943.1	$2,578.5
LIABILITIES
Insurance Reserves
Losses and loss adjustment expenses (includes $78.8 million in 2004 and $146.3 million in 2003 from related parties)	7	$1,277.9	$525.8
Unearned premiums (includes $2.8 million in 2004 and $74.7 million in 2003 from related parties)		714.0	572.4
Total insurance reserves		1,991.9	1,098.2
Payables
Reinsurance premiums (includes $41.2 million in 2004 and $49.3 million in 2003 from related parties)		54.2	59.9
Deferred income taxes	9	27.0	17.0
Current income taxes		30.7	20.7
Accrued expenses and other payables (includes $3.1 million in 2004 and $12.0 million in 2003 from related parties)		84.3	44.0
Liabilities under derivative contracts		24.2	—
Bank debt		—	40.0
Total Payables		220.4	181.6
Long term debt		249.3	0.0
Total liabilities		$2,461.6	$1,279.8
SHAREHOLDERS' EQUITY
Ordinary Shares 69,315,099 ordinary shares of 0.15144558 cents each (2003 69,179,303)		1,096.1	1,090.8
Retained earnings		367.5	180.7
Accumulated other comprehensive income, net of taxes
Unrealized (depreciation)/appreciation on investments		(7.8)	(0.6)
Loss on Derivatives		(2.2)	-
Gains on foreign currency translation		27.9	27.8
Total ordinary shareholders' equity		1,481.5	1,298.7
Total liabilities and shareholders' equity		3,943.1	2,578.5

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Twelve Months Ended December 31, 2004, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions)

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period From Incorporation on May 23, 2002 to December 31, 2002
Shareholders' Equity
Ordinary shares
Beginning of period	$1,090.8	$836.9	$—
New share issues	0.1	246.4	836.9
Share-based compensation	5.2	7.5	—
End of period	1,096.1	1,090.8	836.9
Retained earnings
Beginning of period	180.7	28.6	—
Net income for the period	195.1	152.1	28.6
Dividends paid	(8.3)	—	—
End of period	367.5	180.7	28.6

Cumulative other comprehensive income
Cumulative foreign currency translation adjustments
Beginning of period	27.8	12.0	—
Change for the period	0.1	15.8	12.0
End of period	27.9	27.8	12.0
Gain / loss on derivatives:
Beginning of period	—	—	—
Loss on derivatives	(2.3)	—	—
Reclassification to interest payable	0.1	—	—
End of period	(2.2)	—	—
Unrealized gains on investments, net of taxes
Beginning of period	(0.6)	0.6	—
Change for the period	(7.8)	(1.2)	0.6
Reclassification to net realised gains/losses	0.6	—	—
End of period	(7.8)	(0.6)	0.6
Total accumulated other comprehensive income	17.9	27.2	12.6
Total shareholders' equity	1,481.5	1,298.7	878.1

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2004, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period From Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Net income	$195.1	$152.1	$28.6
Other comprehensive income, net of taxes
Reclassification adjustment for net realized (gains)/losses included in net income	0.6	—	—
Change in unrealized gains/(losses) on investments	(7.8)	(1.2)	0.6
Loss on derivatives	(2.2)	—	—
Change in gains on foreign currency translation	0.1	15.8	12.0
Other comprehensive income	(9.3)	14.6	12.6
Comprehensive income	$185.8	$166.7	$41.2

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS
For The Twelve Months Ended December 31, 2004, 2003 And
For The Period From Incorporation On May 23, 2002 To December 31, 2002
($ in millions)

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period From Incorporation on May 23, 2002 to December 31, 2002
Operating Activities:
Net income	$195.1	$152.1	$28.6
Adjustments:
Depreciation and amortisation of premium or discount on investments	12.2	5.0	—
Share-based compensation expense	5.2	7.5	—
Changes in insurance reserves:
Losses and loss adjustment expenses (includes $67.5 million in 2004, $84.1 million in 2003 and $62.2 million in 2002 from related parties)	709.7	443.8	86.0
Unearned premiums (includes $71.9 million in 2004, $(29.9) million in 2003 and $104.6 million in 2002 from related parties)	116.8	319.0	210.6
Changes in reinsurance balances:
Reinsurance recoverables (includes $(3.9) million in 2004, $16.5 million in 2003 and $10.4 million in 2002 from related parties)	(150.4)	(15.4)	(10.5)
Ceded unearned premiums (includes $14.5 million in 2004, $23.3 million in 2003 and $12.8 million in 2002 from related parties)	9.6	(38.5)	(18.4)
Changes in accrued investment income and other receivables	2.2	(40.0)	(0.8)
Changes in deferred policy acquisition costs (includes $7.7 million in 2004, $(2.1) million in 2003 and $13.9 million in 2002 from related parties)	(17.3)	(50.7)	(30.0)
Changes in reinsurance premiums payable (includes $(8.1) million in 2004 and $49.3 million in 2003 from related parties)	(6.8)	56.1	2.1
Changes in premiums receivable (includes $(68.9) million in 2004, $70.5 million in 2003 and $151.4 million in 2002 from related parties)	23.2	(261.2)	(209.7)
Changes in accrued expenses and other payable (includes $(8.9) million in 2004, $10.5 million in 2003 and $1.5 million in 2002 from related parties)	61.8	58.9	16.4
Other	—	—	3.8
Net cash from operating activities	961.3	636.6	78.1
Investing Activities:
Purchases of fixed maturities	(5,220.4)	(1,903.3)	(129.1)
Proceeds from sales and maturities of fixed maturities	4,060.6	943.5	63.5
Net (purchases)/sales of short-term investments	55.5	263.4	(834.1)
Purchase of equipment	(4.6)	(0.3)	—
Payments for acquisition net of cash acquired	—	(6.6)	(17.7)
Net cash from investing activities	(1,108.9)	(703.3)	(917.4)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	0.1	246.4	836.9
Dividends paid	(8.3)	—	—
Loss on derivative contracts	(2.3)	—	—
Proceeds from long term debt	249.3	90.0	—
Repayment of long term debt	(40.0)	(50.0)	—
Net cash from financing activities	198.8	286.4	836.9
Effect of exchange rate movements on cash and cash equivalents	2.9	1.5	12.0
Increase in cash and cash equivalents	54.1	221.2	9.6
Cash and cash equivalents at beginning of period	230.8	9.6	—
Cash and cash equivalents at end of period	284.9	230.8	9.6
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	47.9	24.8	3.2

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2004, 2003 and
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

Premiums on proportional treaty type contracts are generally not reported to the Company until after the reinsurance coverage is in force. As a result, an estimate of these "pipeline" premiums is recorded. The Company estimates pipeline premiums based on estimates of ultimate premium, calculated unearned premium and premiums reported from ceding companies. The Company estimates commissions, losses and loss adjustment expenses on these premiums.

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
For The Twelve Months Ended December 31, 2004, 2003 and
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

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. Reserves are established by the selection of a 'best estimate' from within a range of estimates. The Company continually reviews its reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claim experience develops and new information becomes available.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

Other than temporary impairment of investments.    The Company assesses the fair value of investments which have been impaired to determine if the impairment is other than temporary. This assessment considers factors such as the period during which there has been a decline in value, the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

type of investment, the period over which the investment will be held and the potential for the investment value to recover. If the Company determines that the impairment is other than temporary the value of the investment is written down and the loss taken to the income statement.

Investment Income.    Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on fixed maturity investments.

Cash and Cash Equivalents.    Cash and cash equivalents include cash in hand and with banks.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting varies based on the type of risk being hedged (as described in Note 6). The Company has entered into two derivative contracts during the reporting period.

Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. This intangible asset is not currently being amortized as the directors believe that these will have an indefinite life. The directors test for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Office Properties and Equipment

Office equipment is carried at depreciated cost. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated over three years with depreciation for software commencing on the date the software is brought into use. Leasehold improvements, furniture and fittings are depreciated over four years.

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
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Employee Compensation

The Company operates a share and option-based employee compensation plan, the terms and conditions of which are documented in note 13. The Company has adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation" for all awards granted to its employees. The cost of the options, based on their fair value at date of grant, is recognized over the period that the options vest.

Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc

Wellington Underwriting plc ("Wellington") holds 16.2% of the ordinary shares of Aspen Holdings and is represented on the board of directors of Aspen Holdings. In addition, Wellington holds 3,781,120 options to subscribe for ordinary shares of Aspen Holdings, as noted below and in note 13.

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

These arrangements were undertaken on a funds withheld basis whereby the premiums due to Aspen Re will be paid net of claims and expenses, along with interest due on the funds withheld, calculated at rates specified in the quota share agreements. For 2003, the Company has entered into a 7.5% quota share agreement directly with Syndicate 2020. The written premiums for 2003 under this contract were $78.4 million. The Company had an option, but no contractual obligation, to assume up to a 20% quota share of Syndicate 2020's business for subsequent years, while Syndicate 2020 had an option, but no contractual obligation, to assume up to a 20% quota share of Aspen Re's business for subsequent years. These options were not exercised in 2004.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

These services include accounting, actuarial, operations, risk management and technical support. This agreement was perpetual but could be terminated by either party upon the occurrence of certain circumstances, such as the inability to pay debts or upon an Initial Public Offering, and, after an initial period of 3 years, may be terminated by either party upon 18 months' prior notice. The Company can also terminate specific services if it undertakes those services itself and does not contract those services to a third party. During 2003 the company took over responsibility for accounting, actuarial, operations and risk management services. The provision of services under the service agreement has therefore reduced to purely IT technical support for 2004. The provision of these services is covered by a detailed service level agreement and is priced on an actual cost basis. The cost of these services in 2004 was $7.1 million (in 2003—$6.6 million), and the amount due to Wellington at December 31, 2004 was $2.1 million (2003: $6.9 million).

Wellington Options.    As disclosed in note 13, the Company granted options to subscribe to its shares to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. These options have been recorded at a value of nil, equal to the transferor's historical cost basis of the assets transferred to the Company.

Shares Issued to Employees.    Shares in Aspen Holdings have been issued to the employees of Aspen Holdings and its subsidiaries in the period. These amounts and the consideration received by the Company are disclosed in note 10.

Montpelier Re Holdings Limited

A subsidiary operation of Aspen Holdings entered into four proportional reinsurance contracts with effect from January 1, 2003 with a subsidiary of Montpelier Re Holdings Limited ("Montpelier Re"). Reinsurance premiums ceded under the contracts in the twelve months ended December 31, 2004 were $36.9 million and December 31, 2003 were $66.0 million. The amount payable by the Company in respect of these transactions was $41.2 million as at December 31, 2004 and $49.3 million as at December 31, 2003.

Montpelier Re owned approximately 6% and 3.6% of the issued share capital of Aspen Holdings as of December 31, 2004 and March 1, 2005, respectively.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

3.    Earnings Per Ordinary Share

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Earnings
Basic
Net income as reported and available to ordinary shareholders	$195.1	$152.1	$28.6
Diluted
Net income as reported and available to ordinary shareholders	195.1	152.1	28.6
Ordinary shares
Basic
Weighted average ordinary shares	69,204,658	57,751,852	32,424,100
Diluted
Weighted average ordinary shares	69,204,658	57,751,852	32,424,100
Weighted average effect of dilutive securities	1,916,910	1,739,908	—
Total	71,121,568	59,491,760	32,424,100
Earnings per ordinary share
Basic	$2.82	$2.63	$0.89
Diluted	$2.74	$2.56	$0.89

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

4.    Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at December 31, 2004
	($ in millions)
	Amortized Cost	Gross Unrealised Gains	Gross Unrealised Losses	Fair Market Value
Investments (excluding cash)
Fixed Income Investments
U.S. Government and Agency Securities	$1,017.5	$0.7	(5.9)	$1012.3
Corporate Securities	551.6	0.7	(3.1)	549.2
Foreign Government	233.0	1.5	(0.3)	234.2
Municipals	3.6	—	—	3.6
Asset-backed securities	225.0	—	(2.1)	222.9
Mortgage-backed securities	185.5	0.1	(0.7)	185
Total Fixed Income	2,216.2	3.0	(12.1)	2,207.2
Short-term Investments	528.5	0.8	(0.6)	528.7
Total	$2,744.7	$3.8	(12.7)	$2,735.9

	As at December 31, 2003
	($ in millions)
	Cost or Amortized Cost	Gross Unrealised Gains	Gross Unrealised Losses	Estimated Fair Value
Investments (excluding cash)
Fixed Income Investments
US government and agencies	$636.9	1.1	(0.1)	$637.9
Corporate securities	71.2	0.2	(0.1)	71.3
Foreign government	136.3	—	(2.0)	134.3
Municipals	2.0	—	—	2.0
Asset backed securities	135.9	0.1	(0.6)	135.4
Mortgage backed securities	66.5	0.8	(0.1)	67.2
Total Fixed Income	1,048.8	2.2	(2.9)	1,048.1
Short-term investments	568.1	0.1	—	568.2
Total	$1,616.9	2.3	(2.9)	$1,616.3

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	0-12 months		Over 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. government and agency securities	785.9	(5.9)	1.3	—	787.2	(5.9)
Corporate securities	372.4	(2.9)	9.0	(0.1)	381.4	(3.0)
Mortgage and asset-backed securities	250.7	(2.1)	34.4	(0.8)	285.1	(2.9)
Foreign government	75.6	(0.3)	—	—	75.6	(0.3)
	1,484.6	(11.2)	44.7	(0.9)	1,529.3	(12.1)

The Company believes that the gross unrealized losses are the result of interest rate movements. The Company has not recorded any other-than-temporary impairments in 2004 and 2003.

The following table presents the breakdown of investment maturities by year to stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As at December 31, 2004			As at December 31, 2003
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)			($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$107.3	$106.9	AAA	$103.4	$103.1	AAA
Due after one year through five years	1,662.8	1,656.6	AAA	738.7	738.1	AAA
Due after five years through ten years	35.6	35.8	AA+	4.3	4.3	AAA
Subtotal	1,805.7	1,799.3		846.4	845.5
Mortgage- and Asset-Backed Securities	410.5	407.9	AAA	202.4	202.6	AAA
Short-Term Investments	528.5	528.7	AAA	568.1	568.2	AA+
Total	$2,744.7	$2,735.9		$1,616.9	$1,616.3

5.    Investment Transactions

The following table sets out an analysis of investment purchases sales and maturities:

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Purchases of Fixed Maturity Investments	$5,220.4	$1,903.3	$129.1
Proceeds from sales and maturities of fixed maturity investments	(4,060.6)	(943.5)	(63.5)
Net purchases/(sales) of short-term investments	(55.5)	(263.4)	834.1
Net purchases	$1,104.3	$696.4	$899.7

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

The following is a summary of investment income:

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)	($ in millions)
Fixed Maturities	46.0	$16.7	$1.5
Short-term investments	22.3	12.9	7.0
Net investment income	$68.3	$29.6	$8.5

Included in net investment income are investment management fees of $1.8 million for the 12 months ended December 31, 2004, $0.3 million for the 12 months ended December 31, 2003 and $0.1 million for the period from incorporation until December 31, 2002.

The following table summarizes the pretax realized investment gains and losses, and the change in unrealized gains of investments recorded in shareholders' equity and in comprehensive income.

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Pretax realized investment gains and losses
Short-term investments and fixed maturities
Gross realized gains	$2.8	$0.6	$0.1
Gross realized losses	(6.3)	(3.0)	(0.2)
Total pretax realized investment gains and losses	(3.5)	(2.4)	(0.1)
Change in unrealized gains and losses
Fixed maturities	(8.4)	(0.5)	(0.2)
Short-term investments	0.1	(0.9)	1.0
Total change in pretax unrealized gains and losses	(8.3)	(1.4)	0.8
Change in taxes	1.1	(0.2)	(0.2)
Total change in unrealized gains, net of tax	$(7.2)	$(1.2)	$0.6

6.    Derivative Financial Instruments

Derivative financial instruments include futures, forward, swap and option contracts and other financial instruments with similar characteristics. The Company has limited involvement with these instruments, but did enter into the following transactions during the reporting period.

On August 17, 2004, Aspen Bermuda entered into a risk transfer swap ("cat swap") with a non-insurance counterparty. The cat swap is for a 3-year term during which Aspen Bermuda will pay "quarterly premiums" or spread, applied to a notional amount ($100,000,000). In return Aspen Bermuda will receive a portion or the entire notional amount only in instances where industry losses on Florida hurricanes or California earthquakes exceed pre-agreed amount.

This cat swap falls under the requirement of SFAS 133 'Accounting for Derivative Instruments and Hedging Activities', as amended ("SFAS 133") and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the cat swap market. The amount recognized could be materially different from the amount realized in an actual sale.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

The swap was unwound as the Company issued the 10-year notes in August 2004. The realized loss of $2.3 million recorded in other comprehensive income will be reclassified to earnings as interest expense using the level yield method over the term of the debt. In the twelve months ended December 31, 2004, $0.1 million was reclassified to earnings and we estimate that an additional $0.2 million of the realized loss will be reclassified into earnings within the next twelve months.

Non-Hedge Derivatives – During the period ended December 31, 2002, the Company sold forward, under a contract which matured before December 31, 2002, £230 million at a fixed exchange rate. A gain of $12.7 million was realized under the contract.

7.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

Reserves for Losses and Loss Adjustment Expenses

	As at December 31, 2004	As at December 31, 2003	As at December 31, 2002
	($ in millions)
Provision for losses and LAE at start of year	$525.8	$93.9	$0.0
Less reinsurance recoverable	(43.6)	(12.5)	0.0
Net loss and LAE at start of year	482.2	81.4	0.0
Losses and LAE reserves of subsidiary at date of acquisition	—	22.4	6.1
Less reinsurance recoverable	—	(15.9)	(1.6)
Net loss and LAE reserves of subsidiary at date of acquisition	—	6.5	4.5
Provision for losses and LAE for claims incurred:
Current year	785.6	438.0	76.2
Prior year	(62.0)	(9.6)	0.7
Total incurred	723.6	428.4	76.9
Losses and LAE payments for claims incurred:
Current year	(76.6)	(44.9)	(0.7)
Prior year	(88.0)	(9.0)	(3.0)
Total paid	(164.6)	(53.9)	(3.7)
Foreign exchange (gains) losses	39.0	19.8	3.7
Net loss and LAE reserves at period end	1,080.2	482.2	81.4
Plus reinsurance recoverables on unpaid loss at end of period	197.7	43.6	12.5
Loss and LAE reserves at December 31, 2004, December 31, 2003 and December 31, 2002	$1,277.9	$525.8	$93.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

8.    Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudan law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company's U.S. operating companies are subject to United States corporate tax at a rate of the 35 percent. Under current United Kingdom law, Aspen Re is taxed at the U.K. corporate tax rate of 30 percent.

Total income tax for the twelve months ended December 31, 2004 and December 31, 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002 is allocated as follows:

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
Income from operations	$68.1	$54.5	$6.5
Other comprehensive income	(4.6)	3.3	0.2
Total income tax	$63.5	$57.8	$6.7

Income from operations before tax and income tax expense attributable to that income consists of:

	Twelve Months Ended December 31, 2004
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$(5.9)	$—	$(1.3)	$(1.3)
Non U.S.	269.1	61.6	7.8	69.4
Total	$263.2	$61.6	$6.5	$68.1

	Twelve Months Ended December 31, 2003
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$(2.1)	$—	$(0.7)	$(0.7)
Non U.S.	208.7	42.8	12.4	55.2
Total	$206.6	$42.8	$11.7	$54.5

	Period from Incorporation on May 23, 2002 to December 31, 2002
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$—	$—	$—	$—
Non U.S.	35.1	2.5	4.0	6.5
Total	$35.1	$2.5	$4.0	$6.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Income Tax Reconciliation
Expected tax provision at weighted average rate	$62.6	$56.5	$10.2
Effect of exchange gains exempt from U.K. taxation	—	—	(3.6)
Prior year adjustment	3.6	(0.3)	—
Other	1.9	(1.7)	(0.1)
Total income tax expense	$68.1	$54.5	$6.5

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

9.    Deferred Taxation

	As at December 31, 2004	As at December 31, 2003	As at December 31, 2002
	($ in millions)
Deferred tax liabilities
Insurance reserves	29.1	16.4	4.0
Intangible assets	0.6	0.6	0.6
Deferred policy acquisition costs	2.6	—	—
Net deferred tax liabilities	$32.3	$17.0	$4.6
Deferred tax assets
Share options	2.7	—	—
Operating loss carry forward	2.0	0.7	—
Insurance reserves	2.6
Net deferred tax assets	$7.3	$0.7	—

Net deferred tax liabilities represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.K. tax laws and regulations. Net deferred tax assets represent differences as measured by U.S. tax laws and regulations.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2004, the Company

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

has net operating loss carryforwards for U.S. Federal income tax purposes of $5.7 million which are available to offset future U.S. Federal taxable income, if any, and expire in the years 2023 and 2024. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

10.    Capital Structure

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

	Number	U.S. $000
Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152
Issued Ordinary Shares of 0.15144558¢ per share	69,315,099	105
Share Premium account	—	1,083,221
Issued Ordinary Shares	69,315,099	1,083,326
Share Based Compensation		12,772
		1,096,098

During 2003, the Company issued 12,302,943 ordinary shares. On February 11, 2003, 43,420 ordinary shares were issued to employees of the Company and its subsidiaries for a total consideration of $707,746.

On August 13, 2003, the Company issued 4,340 ordinary shares to employees of the Company and its subsidiaries for a total consideration of $67,461.

On December 9 and 17, 2003, the Company issued 126,706 and 25,877 ordinary shares respectively to Appleby Trust (Bermuda) Limited, formerly Harrington Trust Limited (the Names' Trustee) in connection with the exercise of share options. The total consideration for these shares was $1,622,591.

On December 12, 2003, the Company completed an initial public offering of 12,102,600 ordinary shares for an aggregate consideration of $244.0 million, net of $28.3 million issuing expenses. The net proceeds of the offering were used to provide initial or additional capital to our subsidiaries and to repay a portion of our revolving credit facility.

On March 11, 2004, we repurchased 5,000 ordinary shares from one of our previous employees.

On October 15, 2004, we issued 135,321 ordinary shares to the Names' Trustee in connection with the exercise of Investor Options.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

On October 31,2004, we issued 5,475 ordinary shares to a previous employee who exercised his vested options.

11.    Statutory Requirements and Dividends Restrictions

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

Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2004 is as follows:

	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$5.4	$143.9	$208.9
Actual statutory capital and surplus	$113.9	$632.7	$870.9

As of December 31, 2004, there are no statutory restrictions on the payment of dividends from retained earnings by the Company as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of the Company in all jurisdictions.

12.    Retirement Plans

The Company operates a defined contribution retirement plan for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $2.2 million in the twelve months ended December 31, 2004, $1.4 million in the twelve months ended December 31, 2003 and $0.3 million in the period from May 23, 2002 to December 31, 2002.

13.    Share Options

The Company has issued options under two schemes: investor options and employee options. The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2004, the use

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

of the Wellington name and logo and the provision of certain outsourced services to the Company, and confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options were exercisable on the initial public offering of the ordinary shares in the United States on December 3, 2003. If not exercised, the options will expire after a period of ten years.

In connection with our initial public offering, the Names' Trustee exercised 440,144 Names' Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. On October 15, 2004, the Names' Trustee exercised 856,218 Names' Options on both a cash and cashless basis pursuant to which 135,321 ordinary shares were issued. The Names' Trustee currently holds 1,710,398 Names' Options.

The following table summarizes information about investor options outstanding at December 31, 2004, 2003 and 2002 to purchase ordinary shares:

	For the Twelve Months Ended December 31, 2004		For the Twelve Months Ended December 31, 2003		For the Period From May 23, 2002 to December 31, 2002
	Options		Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price(1)	Expirations
Wellington Underwriting plc	3,781,120	3,781,120	3,781,120	3,781,120	3,781,120	—	£10	June 21, 2012
Names' Trustee (Appleby Trust (Bermuda) Limited)	1,710,398	1,710,398	2,566,616	2,566,616	3,006,760	—	£10	June 21, 2012
	5,491,518	5,491,518	6,347,736	6,347,736	6,787,880	—

(1)	To be increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

On August 20, 2003 the Company granted 3,884,030 options to employees under the Aspen Insurance Holdings Limited 2003 Share Incentive Plan (the "Share Incentive Plan"). The initial grant options have a term of ten years and an exercise price of $16.20 per share. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting. Of the initial grant options, 84,982 were forfeited by employees who left the company and 5,475 were converted to ordinary shares. In addition to the initial grant of 3,884,030 options, 500,113 options, 95,850 restricted share units and 150,074 performance share awards were granted during the course of 2004. The 2004 options vest over a three year period with vesting subject to the achievement of company performance targets. The options lapse if the criteria are not met. As at December 31, 2004 not all performance targets were met and 242,626 options were cancelled.

A total of 95,850 restricted share units were granted in 2004, 37,666 share units vest, subject to the participants continued employment, in tranches with one-third of the units vesting on each of

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participants' award agreement), or, with respect to one of the participants, by the participant with good reason (as defined in such participants' award agreement). Compensation cost charged against income was $0.5 million for twelve months ended December 2004.

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

The 150,074 performance shares were granted on December 22, 2004 under the Share Incentive Plan. The grant of shares is based on the achievement of company targets. As at December 31, 2004, all targets had not been met and 24,267 share grants were cancelled. Compensation cost charged against income was $1.0 million for the twelve months ended December 31, 2004.

The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2004:

	Options			Weighted Average Fair Value at Grant Date
Option Holder	Outstanding	Exercisable	Exercise Price
Employees − 2003 Options	3,793,573	2,076,741	$16.20	$5.31
Employees – 2004 Option grants	257,487	85,829	$24.44	$5.74

The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for share-based compensation plans.

Compensation cost charged against income for 2003 employee options was $3.2 million for the twelve months ended December 31, 2004 ($7.5 million: 2003). The per share weighted average fair value at grant date of the share options granted under the Share Incentive Plan is $5.31. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 4.70%; dividend yield of 0.6%; expected life of 7 years; share price volatility of zero (as the minimum value method was utilized because the Company was unlisted on the date that the options were issued); and foreign currency volatility of 9.40% (as the exercise price was in British Pounds and the share price of the Company is in U.S. Dollars).

Compensation cost charged against income for 2004 option grants was $0.5 million for the twelve months ended December 31, 2004. The per share weighted average fair value at grant date of the share options granted under the Share Incentive Plan is $5.74. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 3.57%; dividend yield of 0.5%; expected life of 5 years; and share price volatility of 19.68%.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

14.    Intangible Assets

	As at December 31, 2004	As at December 31, 2003	As at December 31, 2002
	($ in millions)
Intangible Assets
Insurance Licenses
Beginning of period	$6.6	$2.0	$—
Cost in period	—	4.6	2.0
End of period	6.6	6.6	2.0
Impairments
Beginning of period	—	—	—
Charge in period	—	—	—
End of period	—	—	—
Net book value
Beginning of period	2.0	2.0	—
Movement in period	4.6	4.6	2.0
End of period	6.6	$6.6	$2.0

15.    Commitments and Contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of December 31, 2004, December 31, 2003 and December 31, 2002, letters of credit with an aggregate amount of $48.4 million, $24.6 million and £47.4 million were outstanding respectively. As at December 31, 2004 the Company had funds on deposit of $54.5 million and £52.1 million (December 31, 2003 - $30 million and £47.4 million) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which were $385.6 million at December 31, 2004 and $25.6 million at December 31, 2003. Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at December 31, 2004 was $5.5 million with $5.4 million held at December 31, 2003. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount and balance at December 31, 2003 was Can$25.0 million. As at December 31, 2004 the balance held in trust was Can$55.0 million. Aspen Specialty has a total of $7.4 million ($4.7 million: December 31, 2003) on deposit with seven U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under operating leases as of December 31, 2004 were:

	Due in
	2005	2006	2007	2008	2009	Later years	Total
Operating Lease Obligations	6.2	4.3	6.8	4.8	4.8	41.8	68.7

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

Amounts outstanding under operating leases as of December 31, 2003 were:

	Due in
	2004	2005	2006	2007	2008	Later years	Total
Operating Lease Obligations	6.0	1.0	0.7	0.6	0.6	3.6	12.5

On October 19, 2004, Aspen Re entered into a new lease for office space in London of approximately 49,500 square feet covering three floors. The term of the lease is 15 years and commences soon after the date of practical completion of the landlord's preliminary fitting-out works. Service charges of approximately £0.5 million per annum will be payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately £2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The basic annual rent for each of the leases will each be subject to 5-year upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms.

16.    Reinsurance Ceded

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

The largest concentration of reinsurance recoverables as at December 31, 2004, excluding related party quota share arrangements, was with Renaissance Re which is rated A+ (Superior) by A.M. Best, the second highest of fifteen rating levels, and A+ by Standard & Poor's, the fifth highest of twenty-one rating levels for its financial strength. Balances with Renaissance Re represented 9.6% of reinsurance recoverables and 0.0% of ceded unearned premiums.

The largest concentration of reinsurance recoverables as at December 31, 2003, excluding related party quota share arrangements, was with Munchener Ruckversicherungs-Gesellschaft, Germany, which is rated A+ (Superior) by A.M. Best, the second highest of fifteen rating levels, and A+ by Standard & Poor's, the fifth highest of twenty-one rating levels for its financial strength. Balances with Munchener Ruckversicherungs-Gesellschaft represented 3.6% of reinsurance recoverables.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Premiums written:
Direct	$408.5	$304.9	$86.6
Assumed	1,177.7	1,001.9	288.2
Ceded	(228.6)	(214.0)	(62.2)
Net premiums written	$1,357.6	$1,092.8	$312.6
Premiums earned:
Direct	$358.4	$240.6	$28.0
Assumed	1,110.6	747.2	135.8
Ceded	(236.2)	(175.5)	(43.5)
Net premiums earned	$1,232.8	812.3	120.3
Insurance Losses and Loss Adjustment Expenses:
Direct	$197.8	$126.1	$17.2
Assumed	677.2	317.7	69.8
Ceded	(151.4)	(15.4)	(10.1)
Net insurance losses and loss adjustment expenses	$723.6	$428.4	$76.9

17.    Segment Information

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

Geographical Areas — The following summary presents financial data of the Company's operations based on the location of our policyholders.

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from Incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Net Earned Premium
U.K.	368.6	$316.5	$32.2
U.S.	498.1	299.1	77.0
Non-U.S. or Non-U.K.	366.1	196.7	11.1
Net premiums earned	$1,232.8	$812.3	$120.3

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

Segment Information — The summary below presents revenues and pre-tax income from operations for the reportable segments.

	Twelve months ended December 31, 2004			Twelve months ended December 31, 2003			Period from May 23, 2002 to December 31, 2002
	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Financial Results:
Gross premiums written	$1,177.7	$408.50	$1,586.2	$1,001.9	$304.9	$1,306.8	$288.2	$86.6	$374.8
Net premiums written	1,009.1	348.50	1,357.6	821.0	271.8	1,092.8	233.9	78.7	312.6
Gross premiums earned	1,110.6	358.4	1,469.0	747.2	240.6	987.8	135.8	28.0	163.8
Net premiums earned	927.3	305.5	1,232.8	596.6	215.7	812.3	96.9	23.4	120.3
Losses and loss adjustment expenses	(553.1)	(170.5)	(723.6)	(303.0)	(125.4)	(428.4)	(60.9)	(16.0)	(76.9)
Policy acquisition, operating and administrative expenses	(233.1)	(71.9)	(305.0)	(165.6)	(40.0)	(205.6)	(24.4)	(5.4)	(29.8)
Underwriting profit before investment income	$141.1	$63.1	$204.2	$128.0	$50.3	$178.3	$11.6	$2.0	$13.6
Investment return			68.3			29.6			8.5
Other income			(6.9)			(0.4)			0.4
Other expenses			(4.0)
Realized investment and exchange gains			1.6			(0.9)			12.6
Income from operations before income tax			$263.2			$206.6			$35.1

18.    Other Comprehensive Income

Other comprehensive income is defined as any change in the Company's equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company's accumulated other comprehensive income, other than net income.

	As at December 31, 2004
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income
Unrealized gains on investments	$3.8	$(0.5)	$3.3
Unrealized losses on investments	(12.7)	1.6	(11.1)
Loss on derivatives	(2.2)	—	(2.2)
Change in currency translation	27.9	—	27.9
Total other comprehensive income	$16.8	$1.1	$17.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

	As at December 31, 2003
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income
Unrealized gains on investments	$2.3	$(0.8)	$1.5
Unrealized losses on investments	(2.9)	0.8	(2.1)
Change in currency translation	31.3	(3.5)	27.8
Total other comprehensive income	$30.7	$(3.5)	$27.2

	As at December 31, 2002
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income
Unrealized gains on investments	$3.0	$(1.0)	$2.0
Unrealized losses on investments	(2.2)	0.8	(1.4)
Change in currency translation	12.0	—	12.0
Total other comprehensive income	$12.8	$(0.2)	$12.6

The following table sets out the components of the Company's other comprehensive income, for the following periods:

	For the Twelve Months Ended December 31, 2004
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$1.5	$0.3	$1.8
Unrealized losses on investments	(9.8)	0.8	(9.0)
Loss on derivatives	(2.2)	—	(2.2)
Change in currency translation	(3.4)	3.5	0.1
Total other comprehensive income	$(13.9)	$4.6	$(9.3)

	For the Twelve Months Ended December 31, 2003
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$(0.7)	$0.2	$(0.5)
Unrealized losses on investments	(0.7)	—	(0.7)
Change in currency translation	19.3	(3.5)	15.8
Total other comprehensive income	$17.9	$(3.3)	$14.6

	From Incorporation on May 23, 2002 to December 31, 2002
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$3.0	$(1.0)	$2.0
Unrealized losses on investments	(2.2)	0.8	(1.4)
Change in currency translation	12.0	—	12.0
Total other comprehensive income	$12.8	$(0.2)	$12.6

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

20.    Loan Facility

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

On August 16, 2004, we closed our offering of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 (the "Senior Notes") under Rule 144A and Regulation S under the Securities Act of 1933. We also have granted and agreed certain customary exchange and shelf registration rights (the "Notes Registration Rights Agreement") to noteholders under the terms of the Senior Notes. The gross proceeds from the Senior Notes offering were $249.3 million. A portion of the proceeds of the offering was used to repay $40 million in principal amount of outstanding borrowings under our existing credit facilities. The remainder of the net proceeds has been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, their respective underwriting capacity.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes within 150 days after the issue date of the Senior Notes. The Senior Notes were registered on January 10, 2005.

The following table summarizes our contractual obligations under long term debts as of December 31, 2004.

	Due In
	($ in millions)
Contractual obligations	Less than 1 year	1-3 years	3-4 years	4-5 years	Greater than 5 years
6.00% Senior Notes due 2014	0.0	0.0	0.0	0.0	250.0

The long term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

The financial structure at December 31, 2004 was as follows:

	US$ Millions
Facility	Commitment	In Use/Outstanding
Debt
365 day and 3 year Revolver	200	—
6.00% Senior Notes due 2014	250	250
	450	250

The financial structure at December 31, 2003 was as follows:

	US$ Millions
Facility	Commitment	In Use/Outstanding
Debt
365 day and 3 year Revolver	200	40
	200	40

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

21.    Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for twelve months ended December 31, 2004 and December 31, 2003 and for the period from incorporation on May 23, 2002 to December 31, 2002.

	Twelve Months Ended December 31, 2004
	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004	Full Year
Gross written premium	$640.2	$380.4	$349.4	$216.2	$1,586.2
Gross earned premium	358.0	374.1	361.1	375.8	1,469.0
Net earned premium	305.8	327.0	293.4	306.6	1,232.8
Losses and loss adjustment expenses	(124.1)	(139.4)	(303.2)	(156.9)	(723.6)
Policy acquisition, operating and admin expenses	(77.1)	(91.3)	(66.5)	(70.1)	(305.0)
Underwriting income	$104.6	$96.3	$(76.3)	$79.6	$204.2
Net investment income	$12.0	$14.9	$19.4	$22.0	$68.3
Interest expense	(0.4)	(0.1)	(2.7)	(3.7)	(6.9)
Other income/(expense)	—	—	(2.1)	(1.9)	(4.0)
Total other operating revenue	$11.6	$14.8	$14.6	$16.4	$57.4
Operating income before tax	$116.2	$111.1	$(61.7)	$96.0	$261.6
Net exchange gains/(losses)	(0.8)	0.1	1.4	4.4	5.1
Net realized investment gains/(losses)	(0.3)	(4.0)	1.9	(1.1)	(3.5)
Income before tax	115.1	107.2	(58.4)	99.3	263.2
Income tax/credits	(30.1)	(26.3)	15.4	(27.1)	(68.1)
Net income after tax	$85.0	$80.9	$(43.0)	$72.2	$195.1
Ordinary Shares
Basic
Weighted average ordinary shares	69,178,203	69,174,303	69,174,303	69,291,191	69,204,658
Diluted
Weighted average ordinary shares	69,178,203	69,174,303	69,174,303	69,291,191	69,204,658
Weighted average effect of dilutive securities	2,842,475	2,755,325	—	1,954,553	1,916,910
Total	72,020,678	71,929,628	69,174,303	71,245,744	71,121,568
Earnings per ordinary shares
Basic	1.23	1.17	(0.62)	1.04	2.82
Diluted	1.18	1.13	(0.62)	1.01	2.74

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — (continued)
For The Twelve Months Ended December 31, 2004, 2003 and
For The Period From Incorporation on May 23, 2002 to December 31, 2002
($ in millions, except share and per share amounts)

	Period Ended December 31, 2002
	From Incorporation until September 30, 2002	Quarter Ended December 31, 2002	Full Year
Gross written premium	$297.8	$77.0	$374.8
Gross earned premium	75.7	88.1	163.8
Net earned premium	51.7	68.6	120.3
Losses and loss adjustment expenses	(35.5)	(41.4)	(76.9)
Policy acquisition, operating and admin expenses	(9.9)	(19.9)	(29.8)
Underwriting income	$6.3	$7.3	$13.6
Net investment income	$3.2	$5.3	$8.5
Other income/(expense)	—	0.4	0.4
Total other operating revenue	$3.2	$5.7	$8.9
Operating income before tax	$9.5	$13.0	$22.5
Net exchange gains/(losses)	12.9	(0.2)	12.7
Net realized investment gains/(losses)	(0.2)	0.1	(0.1)
Income before tax	$22.2	$12.9	$35.1
Income tax/credits	(6.7)	0.2	(6.5)
Net income after tax	$15.5	$13.1	$28.6
Ordinary Shares
Basic
Weighted average ordinary shares	24,859,590	38,886,645	32,424,100
Diluted
Weighted average ordinary shares	24,859,590	38,886,645	32,424,100
Weighted average effect of dilutive securities	—	—	—
Total	24,859,590	38,886,645	32,424,100
Earnings per ordinary shares
Basic	0.62	0.34	0.89
Diluted	0.62	0.34	0.89

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of March 11, 2005, we reported on the consolidated balance sheet of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statement of operations, shareholders' equity, comprehensive income, and cash flows for the twelve months ended December 31, 2004 and 2003 and for the period from incorporation on May 23, 2002 to December 31, 2003, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

KPMG Audit Plc
London, United Kingdom
March 11, 2005

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET
As at December 31, 2004 and 2003

	As at December 31, 2004	As at December 31, 2003
	($ in millions, except per share amounts)
ASSETS
Fixed Income Securities	$—	$32.1
Short-term investments	—	12.6
Cash and cash equivalents	19.9	20.6
Investments in subsidiaries	1,588.3	1,166.2
Eurobond issued by subsidiary	400.0	—
Intercompany funds due from affiliates	4.6	—
Other assets	5.1	3.5
Advance To Aspen US Holdings	—	108.8
Total Assets	2,017.9	1,343.8
LIABILITIES
Accrued expenses and other payables	2.7	5.0
Accrued interest	5.8	—
Intercompany expenses payable to affiliates	278.6	0.1
Long-Term Debt	249.3	40.0
Total Liabilities	536.4	45.1
SHAREHOLDERS' EQUITY
Ordinary shares; 69,315,099 ordinary shares (2003 – 69,179,303) of 0.15144558¢ each	1,096.1	1,090.8
Retained earnings	367.5	180.7
Accumulated other comprehensive income, net of taxes
Unrealised gains on investments	(7.8)	(0.6)
Loss on derivatives	(2.2)	—
Gains on foreign currency translation	27.9	27.8
Total accumulated other comprehensive income	17.9	27.2

Total Shareholders' Equity	1,481.5	1,298.7

Total Liabilities and Shareholders' Equity	$2,017.9	$1,343.8

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont'd)

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2004, 2003 And For the
Period From Incorporation On May 23, 2002 to December 31, 2002

	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries	$170.9	$141.6	$26.9
Net investment income	1.2	0.2	0.2
Dividend income	35.0	20.0	—
Realized foreign exchange gains/(loss)	(0.1)	(0.5)	2.2
Total Revenues	207.0	161.3	29.3
Expenses:
Operating and administrative expenses	(12.8)	(8.6)	(0.7)
Interest expense	(7.4)	(0.6)	—
Income from operations before income tax	(20.2)	152.1	28.6
Income taxes	—	—	—
Net income	186.8	152.1	28.6
Other comprehensive income, net of taxes
Change in unrealized gains/(losses) on investments	(7.2)	(1.2)	0.6
Loss on derivatives	(2.2)	—	—
Change in unrealized gains on foreign currency translation	0.1	15.8	12.0
Other comprehensive income	(9.3)	14.6	12.6
Comprehensive income	$177.5	$166.7	$41.2

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont'd)

STATEMENT OF CASH FLOWS
For the Twelve Months Ended December 31, 2004, 2003 And
For The Period From Incorporation On May 23, 2002 to December 31, 2002

	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Period from incorporation on May 23, 2002 to December 31, 2002
	($ in millions)
Operating Activities:
Net income (Parent Only)	$15.9	$10.5	$1.7
Adjustments:
Share based compensation expenses	5.2	7.5	—
Net amortization on fixed income securities	0.2	—	—
Amortization of loss on DFI contract	0.1	—	—
Change in accrued interest	5.8	—	—
Change in other assets	(1.5)	(3.5)	—
Change in accrued expenses and other payables	(2.3)	2.9	2.1
Change in intercompany activities	273.9	(0.7)	0.8
Net Cash from operating activities	297.3	16.7	4.6
Investing Activities:
Investment in subsidiaries	(250.0)	(150.0)	(820.5)
Investment in eurobond issued by subsidiary	(400.0)	—	—
Advance to Aspen US Holdings	108.8	(108.8)	—
Purchase of fixed income securities	(71.5)	(32.1)	(20.8)
Proceeds from the sale of fixed income securities	100.0	—	—
Proceeds from redemptions and maturities of fixed income securities	3.3	—	—
Net (Purchase)/Sales of short-term investments	12.6	8.2	—
Net Cash used for investing activities	(496.8)	(282.7)	(841.3)
Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.2	246.4	836.9
Ordinary share repurchase	(0.1)	—	—
Loss in PFI cashflow hedge	(2.3)	—	—
Dividends paid	(8.3)	—	—
Repayment of long term loan	(40.0)	—	—
Proceeds from long term loan	249.3	40.0	—
Net cash from financing activities	198.8	286.4	836.9
Increase in cash and cash equivalents	(0.7)	20.4	0.2
Cash and cash equivalents – beginning of period	20.6	0.2	—
Cash and cash equivalents – end of period	19.9	$20.6	$0.2

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2004, 2003 And For The Period From
Incorporation On May 23, 2002 to December 31, 2002

Premiums written:

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2004	$408.5	$1,177.7	$(228.6)	$1,357.6
2003	$304.9	$1,001.9	$(214.0)	$1,092.8
2002	$86.6	$288.2	$(62.2)	$312.6

Supplementary information:

	Deferred policy acquisition costs	Net reserves for losses and loss adjustment expenses	Net reserves for unearned premiums	Net premiums written	Net investment income	Losses and loss expenses incurred related to current year	Losses and loss expenses incurred related to prior year	Operating and administrative expenses
	($ in millions)
2004	$109.2	$1,080.2	$673.5	$1,357.6	$68.3	$(785.6)	$62.0	$(94.8)
2003	$94.6	$482.2	$523.5	$1,092.8	$29.6	$(438.0)	$9.6	$(53.9)
2002	$31.0	$81.4	$196.8	$312.6	$8.5	$(76.2)	$0.7	$(3.7)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV – REINSURANCE
For the Twelve Months Ended December 31, 2004, 2003 And For The
Period From Incorporation On May 23, 2002 to December 31, 2002

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions, except for percentages)
Insurance premium earned
2004	$358.4	$(236.2)	$1,110.6	$1,232.8	90.1%
2003	$240.6	$(175.5)	$747.2	$812.3	92.0%
2002	$28.0	$(43.5)	$135.8	$120.3	112.9%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2004, 2003 And For The
Period From Incorporation On May 23, 2002 to December 31, 2002

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
			($ in millions)
2004
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2003
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2002
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	—	—	$0.2	—	$0.2