Form 10-Q
period 2005-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2005-05-09
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2005, or

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

As of May 1, 2005, there were 69,329,931 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share amounts)

	Notes	March 31, 2005	December 31, 2004
		(Unaudited)
ASSETS
Investments
Fixed Maturities		$2,369.0	$2,207.2
Short-term investments		450.4	528.7
Total Investments	7	2,819.4	2,735.9
Cash and cash equivalents		358.3	284.9
Reinsurance Recoverables
Unpaid losses	2	227.8	197.7
Ceded unearned premiums		157.3	40.4
Receivables
Underwriting premiums		763.8	494.2
Other		80.9	39.2
Deferred policy acquisition costs		170.4	115.6
Derivatives at fair value		22.4	23.6
Office properties and equipment		5.5	5.0
Intangible assets		6.6	6.6
Total Assets		$4,612.4	$3,943.1
LIABILITIES
Insurance Reserves
Losses and loss adjustment expenses	2	$1,391.5	$1,277.9
Unearned premiums		1,079.4	714.0
Total insurance reserves		2,470.9	1,991.9
Payables
Reinsurance premiums		149.3	54.2
Accrued expenses and other payables		192.0	142.0
Liabilities under derivative contracts		21.8	24.2
Total Payables		363.1	220.4
Long term debt		249.3	249.3
Total liabilities		$3,083.3	$2,461.6
SHAREHOLDERS' EQUITY
Ordinary Shares 69,329,931 ordinary shares of 0.15144558¢ each (2004 - 69,315,099)		1,098.4	1,096.1
Retained earnings		427.2	367.5
Accumulated other comprehensive income, net of taxes		3.5	17.9
Total ordinary shareholders' equity		1,529.1	1,481.5
Total liabilities and shareholders' equity		$4,612.4	$3,943.1

See accompanying notes to the unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
($ in millions, except shares and per share amounts)

	Notes	Three Months Ended March 31,
		2005	2004
Revenues
Net premiums earned	5	$378.7	$305.8
Net investment income		25.5	12.0
		404.2	317.8
Expenses
Insurance losses and loss adjustment expenses		(207.4)	(124.1)
Policy acquisition expenses		(70.2)	(59.0)
Operating and administration expenses		(29.4)	(18.1)
Interest on long term loans		(4.0)	(0.4)
Realized investment losses		(0.9)	(0.3)
Realized exchange losses		(1.3)	(0.8)
Other Expenses		(1.1)	—
Total expenses		(314.3)	(202.7)
Income from operations before income tax		89.9	115.1
Income tax expense		(19.8)	(30.1)
Net Income		70.1	85.0

Per share data
Weighted average number of ordinary share and share equivalents
Basic		69,330,495	69,178,203
Diluted		71,709,008	72,020,678
Basic earnings per ordinary share		$1.01	$1.23
Diluted earnings per ordinary share		$0.98	$1.18

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
($ in millions)

	Notes	Three Months Ended March 31,
		2005	2004
Shareholders' Equity
Ordinary shares:
Beginning of period		$1,096.1	$1,090.8
Shares issued:
New shares issued		0.3	—
Share-based compensation		2.0	1.0
End of period		1,098.4	1,091.8
Retained earnings:
Beginning of period		367.5	180.7
Net income for the period		70.1	85.0
Payment of Dividend		(10.4)	(2.1)
End of period		427.2	263.6
Cumulative foreign currency translation adjustments:
Beginning of period		27.9	27.8
Change for the period		6.7	5.6
End of period		34.6	33.4
Gain/(loss) on derivatives:
Beginning of period		(2.2)	—
Change for period		—	—
End of period		(2.2)	—
Unrealized gains/(losses) on investments, net of taxes:
Beginning of period		(7.8)	(0.6)
Change for the period		(21.5)	4.6
Reclassification to net realized (gains)/losses		0.4	—
End of period		(28.9)	4.0

Total accumulated other comprehensive income		3.5	37.4

Total Shareholders' Equity		$1,529.1	$1,392.8

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
($ in millions)

	Three Months Ended March 31,
	2005	2004

Net income	$70.1	$85.0
Other comprehensive income, net of taxes
Reclassification adjustment for net realized (gains)/losses included in net income	0.4	—
Change in unrealized gains/(losses) on investments	(21.5)	4.6
Change in gains / (losses) on foreign currency translation	6.7	5.6
Other comprehensive income/(loss)	(14.4)	10.2
Comprehensive income	$55.7	$95.2

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
($ in millions)

	Notes	Three Months Ended March 31,
		2005	2004
Operating Activities:
Net income		$70.1	$85.0
Adjustments:
Depreciation and amortization of premium or discount on investments		1.5	1.5
Share-based compensation expense		2.0	1.0
Changes in insurance reserves:
Losses and loss adjustment expenses		128.6	132.4
Unearned premiums		373.4	282.2
Changes in reinsurance balances:
Reinsurance recoverables		(31.4)	(8.3)
Ceded unearned premiums		(117.6)	(78.6)
Changes in accrued investment income and other receivables		(41.7)	3.3
Changes in deferred policy acquisition costs		(55.9)	(47.7)
Changes in reinsurance premiums payable		97.1	52.8
Changes in premiums receivable		(266.2)	(222.7)
Changes in accrued expenses and other payable		50.7	7.7
Net Cash from Operating Activities		210.6	208.6
Investing Activities:
Purchases of fixed maturities		(368.0)	(582.2)
Proceeds from sales and maturities of fixed maturities		169.5	422.2
Net (purchases)/sales of short-term investments		73.0	(93.5)
Purchase of equipment		(0.5)	(0.5)
Net cash used in / generated by investing activities		(126.0)	(254.0)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs		0.3	—
Dividends paid		(10.4)	(2.1)
Net cash from financing activities		(10.1)	(2.1)
Effect of exchange rate movements on cash and cash equivalents		(1.1)	2.5
Increase/(Decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period		73.4	(45.0)
Cash and cash equivalents at end of period		284.9	230.8
Supplemental disclosure of cash flow information:		358.3	185.8
Cash paid during the period for income taxes		$23.9	$9.8

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
($ in millions, except share
and per share amounts)

1.	General

Aspen Insurance Holdings Limited ("Aspen", "Aspen Holdings" or the "Company"), is a Bermudian holding company that provides property and casualty reinsurance in the global market, property and liability insurance principally in the United Kingdom and the United States and marine and aviation insurance worldwide through Aspen Insurance UK Limited. Aspen's operations are conducted through its wholly-owned subsidiaries located in London, Bermuda and the United States; Aspen Insurance UK Limited ("Aspen Re"), Aspen Insurance Limited ("Aspen Bermuda") and Aspen Specialty Insurance Company ("Aspen Specialty").

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in Aspen's Annual Report filed on Form 10-K with the United States Securities and Exchange Commission (File No. 001 - 31909).

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

	As at March 31, 2005	As at December 31, 2004
	($ in millions)
Provision for losses and LAE at start of year	$1,277.9	$525.8
Less reinsurance recoverable	(197.7)	(43.6)
Net loss and LAE at start of year	1,080.2	482.2
Provision for losses and LAE for claims incurred
Current year	219.9	785.6
Prior years	(12.5)	(62.0)
Total incurred	207.4	723.6
Losses and LAE payments for claims incurred	(112.2)	(164.6)
Foreign exchange	(11.7)	39.0
Net losses and LAE reserves at period end	1,163.7	1,080.2
Plus reinsurance recoverables on unpaid losses at end of period	227.8	197.7
Loss and LAE reserves at March 31, 2005 and December 31, 2004	$1,391.5	$1,277.9

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen's ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and for the three months ended March 31, 2004 respectively:

	Three Months Ended March 31,
	2005	2004
Basic earnings per share
Net income (as reported)	$1.01	$1.23
Diluted earnings per share
Net income (as reported)	0.98	1.18
Weighted average ordinary shares outstanding	69,330,495	69,178,203
Weighted average ordinary shares outstanding and dilutive potential ordinary shares	71,709,008	72,020,678

4.	Stock-based compensation plans

The Company has issued options under two schemes: investor options and employee options.

Investor options. The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc ("Wellington"), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2005, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, and confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen to Wellington and Appleby Trust (Bermuda) Limited (the "Names' Trustee") on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options became exercisable on the initial public offering of the ordinary shares in the United States. As a result of our initial public offering, the options will expire on June 21, 2012. The options held by Wellington are exercisable at any time in whole or in part subject to a minimum number of options to be exercised. The options held by the Names' Trustee are exercisable in whole or in part without regard to a minimum number of options to be exercised at the end of an annual 45-day window period (expiring June 21, 2012 or if earlier lapsed) starting in 2005 and at other enumerated events.

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

Employee options. Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan (the "Share Incentive Plan"). The following table summarizes information about employee options outstanding to purchase ordinary shares at March 31, 2005. The 2005 options were granted on March 3, 2005:

	Options		Exercise Price	Weighted Average Fair Value at Grant Date
Option Holder	Outstanding	Exercisable
Employees – 2003 Options	3,793,573	2,076,741	$16.20	$5.31
Employees – 2004 Option grants	257,487	85,829	$24.44	$5.74
Employees – 2005 Options grants	512,172	—	$25.88	$5.31

The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for share-based compensation plans.

Compensation cost charged against income for all employee options was $1.0 million for the three months ended March 31, 2004 and $1.4 million in the three months ended March 31, 2005. The per share weighted average fair value at grant date of the 2005 options granted under the Share Incentive Plan is $5.31. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 4.0%; dividend yield of 2.3%; expected life of 5 years; share price volatility of 22.25%.

Restricted share units. A total of 95,850 restricted share units ("RSU") were granted in 2004. Of the 2004 RSUs, 37,666 units vest, subject to the participants continued employment, in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. In the three months ended March 31, 2005, the Board approved the grant of an additional 12,889 restricted share units under the Share Incentive Plan to two employees of a subsidiary of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on each anniversary of the grant. Compensation cost charged against income was $0.1 million for the three months ended March 31, 2005.

Performance Share Awards. As at December 31, 2004, 125,807 performance share awards were outstanding. On March 3, 2005, the Company allocated an additional 123,002 performance shares to various officers and other employees pursuant to the Share Incentive Plan. Compensation cost charges against income was $0.5 million for the three months ended March 31, 2005.

5.	Segment reporting

Our business segments are based on how we monitor the performance of our underwriting operations. In 2005, management revised the presentation of our underwriting results into four segments to more accurately reflect the organizational structure of the business. Our four segments are property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance.

The following table provides a summary of the segmental revenues and results for the three months ended March 31, 2005 and, 2004, with the 2004 information being re-presented to reflect the new reportable segments:

	Three Months Ended March 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$305.0	$272.4	$149.4	$77.3	$804.1
Net premiums written	185.0	260.0	136.6	50.8	632.4
Gross premiums earned	180.9	111.2	47.7	93.9	433.7
Net premiums earned	146.7	106.3	46.0	79.7	378.7
Expenses:
Losses and loss expenses	(61.3)	(76.4)	(21.2)	(48.5)	(207.4)
Policy acquisition, operating and administrative expenses	(46.9)	(22.0)	(10.6)	(20.1)	(99.6)
Underwriting profit	38.5	7.9	14.2	11.1	71.7

Net reserves for loss and loss adjustment expenses	$243.7	$423.9	$161.2	$334.9	$1,163.7
Ratios
Loss ratio	41.8%	71.9%	46.1%	60.9%	54.8%
Expense ratio	32.0%	20.7%	23.0%	25.2%	26.3%
Combined ratio	73.8%	92.6%	69.1%	86.1%	81.1%

	Three Months Ended March 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$284.1	$235.5	$39.3	$81.3	$640.2
Net premiums written	190.2	227.0	37.7	54.5	509.4
Gross premiums earned	157.0	75.4	34.6	91.0	358.0
Net premiums earned	122.6	74.2	32.6	76.4	305.8
Expenses:
Losses and loss expenses	(17.2)	(49.9)	(14.5)	(42.5)	(124.1)
Policy acquisition, operating and administrative expenses	(36.5)	(16.1)	(5.2)	(19.3)	(77.1)
Underwriting profit	68.9	8.2	12.9	14.6	104.6
Net reserves for loss and loss adjustment expenses	$105.1	$180.5	$107.2	$199.9	$592.7
Ratios
Loss ratio	14.0%	67.3%	44.5%	55.6%	40.6%
Expense ratio	29.8%	21.7%	15.9%	25.3%	25.2%
Combined ratio	43.8%	89.0%	60.4%	80.9%	65.8%

6.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of March 31, 2005, letters of credit with an aggregate amount of $57.1 million (December 31, 2004 - $48.4 million) and £47.4 million (December 31, 2004 - £47.4 million) were outstanding respectively. As of March 31, 2005, the Company had funds on deposit of $58.4 million and £52.3 million (December 31, 2004 - $54.5 million and £52.1 million) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The funds held in the trust fund at March 31, 2005 were $435.7 million (December 31, 2004 - $368.6 million). For its U.S. surplus lines policies, Aspen Re also has established a U.S. surplus lines trust fund with a U.S. bank. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at March 31, 2005 was $5.5 million. Aspen Re also has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The trust fund amount and balance at March 31, 2005 was Can$54.6 million. Aspen Specialty had a total of $7.2 million on deposit at March 31, 2005 with U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of March 31, 2005 were:

	Payments due by period
	2005	2006	2007	2008	2009	Later years	Total
	($ in millions)
Operating Lease Obligations	2.6	5.2	5.3	5.3	5.1	7.3	30.8
Long Term Debt Obligations (1)	—	—	—	—	—	250.0	250.0
Reserves for losses and loss adjustment expenses	476.5	316.6	171.6	122.4	94.9	209.5	1,391.5

(1)	The long term debt obligations disclosed above does not include $15 million in annual interest payable on our senior notes.

In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilised actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under "Critical Accounting Policies — Reserves for Losses and Loss Expenses" in our annual report on Form 10-K for fiscal year ended December 31, 2004.

7.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at March 31, 2005
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
US government and agencies	$989.1	$0.2	$(19.5)	$969.8
Corporate securities	601.3	0.2	(8.1)	593.4
Foreign government	375.5	0.8	(0.8)	375.5
Municipals	3.6	—	—	3.6
Asset backed securities	232.7	—	(3.3)	229.4
Mortgage backed securities	200.1	—	(2.8)	197.3
Total fixed income	2,402.3	1.2	(34.5)	2,369.0
Short-term investments	451.7	1.4	(2.7)	450.4
Total	$2,854.0	$2.6	$(37.2)	$2,819.4

	As at December 31, 2004
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
US government and agencies	$1,017.5	$0.7	$(5.9)	$1,012.3
Corporate securities	551.6	0.7	(3.1)	549.2
Foreign government	233.0	1.5	(0.3)	234.2
Municipals	3.6	-	-	3.6
Asset backed securities	225.0	-	(2.1)	222.9
Mortgage backed securities	185.5	0.1	(0.6)	185.0
Total fixed income	2,216.2	3.0	(12.0)	2,207.2
Short-term investments	528.5	0.8	(0.6)	528.7
Total	$2,744.7	$3.8	$(12.6)	$2,735.9

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide marine and aviation insurance worldwide through Aspen Re. Aspen Re America is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

Our net income after tax for the first quarter of 2005 was $70.1 million, compared to $85.0 million for the first quarter of 2004. The combined ratio for the first quarter of 2005 was 81.1%.

Our results for the quarter were impacted by two losses in our property reinsurance risk excess account and one in our world-wide property insurance account which, in total, added 8.5% to our combined ratio.

We also released prior year reserves of $12.5 million which is equivalent to a reduction of 3.3% in the combined ratio for the quarter. An explanation of this release is given below under the heading "Reserves for losses and loss expenses". This compares to a $15.2 million release in the corresponding period in 2004.

The contribution to our results from investment income continues to increase as a result of positive cash flow. Cash flow from operations was $210.6 million for the first quarter of 2005 (2004 - $208.6 million). During the quarter we continued to increase the average duration of our portfolio, including short-term deposits, from 1.76 years to 1.86 years.

Outlook and Trends

The results for the quarter ended March 31, 2005 reflect the progress we have made in executing our strategy of diversification. Our new marine and aviation business lines have had a promising start contributing $109 million of gross written premium in the quarter. The overall pricing environment is still favourable, although for business renewed in the year up to and including April 1, 2005 to date we are experiencing modest reductions of around 3% in premium rates. Overall our casualty reinsurance and property reinsurance businesses have held up well with casualty reinsurance rates flat and property reinsurance down approximately 3% overall. Our insurance and specialty businesses have experienced greater downwards pressure on premium rates, with average reductions across their renewal portfolios of 7% and 8% respectively. Although we have experienced rate reductions from a very strong rating base, we continue to focus on lines of business that offer the prospects of good underwriting returns.

Recent Developments

There have been two significant developments in the first quarter of 2005: the first renewal season for our Bermuda property reinsurance team; and a change in the way we present our segmental results.

Our move to increase property reinsurance underwriting in Aspen Bermuda has progressed well to date. Brokers and clients are continuing to be supportive, and in the first quarter approximately 60% of our property reinsurance business was written in Bermuda. We expect this percentage to increase over time.

In prior quarters we presented the results of our business in two major segments – Insurance and Reinsurance. Starting this quarter, we are presenting our business results in four segments which better reflect the way we currently view and manage the business. The four segments are Property Reinsurance, Casualty Reinsurance, Specialty Reinsurance and Insurance and Property and Casualty Insurance.

Application of Critical Accounting Estimates

Our consolidated financial statements are based on the application of significant accounting policies and include significant accounting estimates which require management to make significant assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss adjustment expenses. For a detailed discussion of our critical accounting estimates please refer to our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2005 and 2004.

Gross Premiums Written.    For the three months ended March 31, 2005, gross premiums written were $804.1 million, a 25.6% increase over the $640.2 million written for the three months ended March 31, 2004. The increase was principally a result of the contribution from the new marine and aviation classes of business which were not written during the first quarter of 2004.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended March 31, 2005 were $171.7 million compared to $130.8 million for the three months ended March 31, 2004. The $40.9 million increase was mainly due to an additional $12 million covering risks relating to our new marine and aviation lines of business and a $26 million increase covering risks relating to our property reinsurance class.

Net premiums written.    Net premiums written for the three months ended March 31, 2005 were $632.4 million. This represents a 24.1% increase over the equivalent period in 2004 and is due to the increase in gross premiums from the new business classes.

Gross premiums earned.    Gross premiums earned for the three months ended March 31, 2005 were $433.7 million, which represented 53.9% of gross premiums written. For the three months ended March 31, 2004, gross premiums earned were $358.0 million which represented 55.9% of gross premiums written. The increase in earned premiums reflects the growth in the overall volume of business written by the Company. The reduction in the earned to written premium ratio is due to a change in the mix of property reinsurance business towards more proportional treaty business which earns at a slower rate than non-proportional business.

Net premiums earned.    Net premiums earned for the three months ended March 31, 2005 were $378.7 million, representing 59.9% of net premiums written. Net premiums earned for the three months ended March 31, 2004 were $305.8 million, representing 60% of net premiums written. The $72.9 million increase was due to the earned premiums resulting from the increased premiums written in the quarter.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the three months ended March 31, 2005 were $207.4 million which was an increase of 67% compared to the three months ended March 31, 2004. Paid claims in the period were $112.2 million compared to $19.8 million in 2004. The increase in paid claims was due to the payment of 2004 storm losses in 2005. Of the total gross reserves for unpaid losses of $1,391.5 million at the balance sheet date of March 31, 2005 a total of $862.5 million or 62.0% represented IBNR claims. Three material claims incurred and reported during the three months ended March 31, 2005 provided a combined gross loss of $41.7 million. However, the charge for the period has been reduced by $12.5 million due to a reduction in prior year loss provisions.

Policy acquisition expenses.    Policy acquisition expenses for the three months ended March 31, 2005 were $70.2 million representing 18.5% of net premiums earned. Policy acquisition expenses for the three months ended March 31, 2004 were $59.0 million representing 19.3% of net premiums earned. The $11.2 million increase in policy acquisition expenses as compared to the three months ended March 31, 2004 was due to the greater volume of premium earned and the reduced acquisition ratio due to changes in the mix of business.

Operating and administrative expenses.    Operating and administrative expenses for the three months ended March 31, 2005 were $29.4 million, as compared to $18.1 million for the three months ended March 31, 2004, and included higher provisions for fixed and performance-related staff compensation due to larger staffing levels as we expand our operations.

Net investment income.    Net investment income of $25.5 million for the three months ended March 31, 2005 was mainly derived from our portfolio of fixed interest securities, money market funds and bank deposits. Net investment income for the three months ended March 31, 2004 was $12.0 million. The increase in net investment income was due to the significant increase in invested funds arising from both positive operating cashflows and the receipt of funds following our $250 million debt offering in August 2004.

Income before tax.    Income before tax for the three months ended March 31, 2005 was $89.9 million, including underwriting income of $71.7 million, investment returns including gains and losses of $23.3 million, interest expense on loans of $4.0 million and other expenses of $1.1 million. The $25.2 million reduction in income before tax for the three months ended March 31, 2005 is mainly due to the 14.2% increase in the loss ratio in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, offset by the increase in net investment income.

Income tax expense.    Income tax expense for the three months ended March 31, 2005 was $19.8 million. Our consolidated tax rate for the three months ended March 31, 2005 was 22.0%, (2004 - 26.2%). The reduction in the tax rate reported for the three months ended March 31, 2005 was due to a greater proportion of the Company's estimated profit emanating from our Bermudian operations.

Net income.    Net income for the three months ended March 31, 2005 was $70.1 million, equivalent to $1.01 earnings per basic share and $0.98 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the three months ended March 31, 2005. Net income for the three months ended March 31, 2004 was $85.0 million.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. In 2005, management revised the presentation of our underwriting results into four segments to more accurately reflect the organizational structure of the business. Our four segments are property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. Management measures segmental results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. Our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses are allocated to segments based on each segment's proportional share of gross premiums written.

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our business segments for the three months ended March 31, 2005 and March 31, 2004, with the 2004 results being represented to reflect our new reportable segments:

	Three Months Ended March 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$305.0	$272.4	$149.4	$77.3	$804.1
Net premiums written	185.0	260.0	136.6	50.8	632.4
Gross premiums earned	180.9	111.2	47.7	93.9	433.7
Net premiums earned	146.7	106.3	46.0	79.7	378.7
Expenses:
Losses and loss expenses	(61.3)	(76.4)	(21.2)	(48.5)	(207.4)
Policy acquisition, operating and administrative expenses	(46.9)	(22.0)	(10.6)	(20.1)	(99.6)
Underwriting profit	38.5	7.9	14.2	11.1	71.7
Net reserves for loss and loss adjustment expenses	$243.7	$423.9	$161.2	$334.9	$1,163.7
Ratios
Loss ratio	41.8%	71.9%	46.1%	60.9%	54.8%
Expense ratio	32.0%	20.7%	23.0%	25.2%	26.3%
Combined ratio	73.8%	92.6%	69.1%	86.1%	81.1%

	Three Months Ended March 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$284.1	$235.5	$39.3	$81.3	$640.2
Net premiums written	190.2	227.0	37.7	54.5	509.4
Gross premiums earned	157.0	75.4	34.6	91.0	358.0
Net premiums earned	122.6	74.2	32.6	76.4	305.8
Expenses:
Losses and loss expenses	(17.2)	(49.9)	(14.5)	(42.5)	(124.1)
Policy acquisition, operating and administrative expenses	(36.5)	(16.1)	(5.2)	(19.3)	(77.1)
Underwriting profit	68.9	8.2	12.9	14.6	104.6
Net reserves for loss and loss adjustment expenses	$105.1	$180.5	$107.2	$199.9	$592.7
Ratios
Loss ratio	14.0%	67.3%	44.5%	55.6%	40.6%
Expense ratio	29.8%	21.7%	15.9%	25.3%	25.2%
Combined ratio	43.8%	89.0%	60.4%	80.9%	65.8%

The loss ratio is calculated by dividing losses and loss expenses by net premiums earned. The expense ratio is calculated by dividing policy acquisition, operating and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and expense ratio.

For the Three Months Ended March 31, 2005 and the Three Months Ended March 31, 2004

Property Reinsurance

Our property reinsurance line of business is generally written on a treaty basis and includes catastrophe, risk excess and pro rata, including retrocession. A small proportion of facultative business is written by Aspen Re America.

Premiums.    Gross premiums written for our property reinsurance line of business increased by 7.4% compared to the three months ended March 31, 2004. This increase was principally due to increased business written by Aspen Bermuda as a result of the recent transfer of our London-based property reinsurance team to Aspen Bermuda and $13.4 million of premium written by Aspen Re America in the three months ended March 31, 2005 which did not write any business in the first quarter of 2004 as it was not fully operational in such period.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $61.3 million for the three months ended March 31, 2005, representing 41.8% of net earned premiums for the three months ended March 31, 2005. The significant increase over the 14.0% reported for the three months ended March 31, 2004 was due to the unusually low incidence of losses in the first quarter of 2004 compared to the more normal level of losses experienced in 2005.

Policy acquisition, operating and administration expenses.    Total expenses were $46.9 million for the three months ended March 31, 2005, equivalent to 32.0% of net earned premiums. The increase of $10.4 million in expenses over the three months ended March 31, 2004 reflected the higher acquisition costs of the pro rata treaty business.

Casualty Reinsurance

Our casualty reinsurance line of business is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers' liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia.

Premiums.    Gross premiums written for our casualty reinsurance line of business increased by 15.7% compared to the three months ended March 31, 2004. This increase in our casualty reinsurance segment was primarily due to growth in our US casualty business.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $76.4 million for the three months ended March 31, 2005, representing an increase of 53.1% over the three months ended March 31, 2004. The $26.5 million increase is due to the increase in earned premium in 2005 and an increase in the proportion of US casualty business written, which is reserved at a higher loss ratio.

Policy acquisition, operating and administration expenses.    Total expenses were $22.0 million for the three months ended March 31, 2005, equivalent to 20.7% of net earned premiums, a reduction of one percentage point over the three months ended March 31, 2004. The reduction in expense ratio reflects a slight reduction in average commission rates.

Specialty Insurance and Reinsurance

Specialty Insurance includes marine and aviation insurance written by Aspen Re. Specialty Reinsurance lines of business includes aviation, contingency and marine reinsurance.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our specialty insurance and reinsurance segment for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$109.8	$39.6	$149.4
Net premiums written	97.8	38.8	136.6
Gross premiums earned	22.8	24.9	47.7
Net premiums earned	18.9	27.1	46.0
Losses and loss adjustment expenses	(12.9)	(8.3)	(21.2)
Policy acquisition, operating and administration expenses	(5.3)	(5.3)	(10.6)
Underwriting profit	$0.7	$13.5	$14.2
Ratios
Loss ratio	68.3%	30.6%	46.1%
Expense ratio	28.0%	19.6%	23.0%
Combined ratio	96.3%	50.2%	69.1%

	Three Months Ended March 31, 2004
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$—	$39.3	$39.3
Net premiums written	—	37.7	37.7
Gross premiums earned	—	34.6	34.6
Net premiums earned	—	32.6	32.6
Losses and loss adjustment expenses	—	(14.5)	(14.5)
Policy acquisition, operating and administration expenses	—	(5.2)	(5.2)
Underwriting profit	$—	$12.9	$12.9

Ratios
Loss ratio	—	44.5%	44.5%
Expense ratio	—	15.9%	15.9%
Combined ratio	—	60.4%	60.4%

Premiums.    Gross premiums written increased by 280.2% compared to the three months ended March 31, 2004, as a result of the business written by the new marine and aviation insurance underwriting teams.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $21.2 million for the three months ended March 31, 2005, representing 46.1% of net earned premiums for the three months ended March 31, 2005. The $6.7 million increase compared to the three months ended March 31, 2004 was due to the impact of the new specialty insurance business line less the $5.3 million specialty reinsurance prior year release.

Policy acquisition, operating and administration expenses.    Total expenses were $10.6 million for the three months ended March 31, 2005. The $5.4 million increase in expenses from the three months ended March 31, 2004 reflected the expenses incurred from the new marine and aviation insurance team.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is composed of U.K. commercial property insurance, world-wide commercial property and U.S. excess and surplus lines property business written through Aspen Specialty.

The commercial liability line of business consists of U.K. employers' and public liability insurance and U.S. casualty insurance written on a surplus lines basis by Aspen Specialty.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our property and casualty insurance segment for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$24.0	$53.3	$77.3
Net premiums written	6.3	44.5	50.8
Gross premiums earned	27.8	66.1	93.9
Net premiums earned	21.2	58.5	79.7
Losses and loss adjustment expenses	(8.1)	(40.4)	(48.5)
Policy acquisition, operating and administration expenses	(6.4)	(13.7)	(20.1)
Underwriting profit	$6.7	$4.4	$11.1
Ratios
Loss ratio	38.2%	69.1%	60.9%
Expense ratio	30.2%	23.4%	25.2%
Combined ratio	68.4%	92.5%	86.1%

	Three Months Ended March 31, 2004
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$23.9	$57.4	$81.3
Net premiums written	6.0	48.5	54.5
Gross premiums earned	21.1	69.9	91.0
Net premiums earned	14.3	62.1	76.4
Losses and loss adjustment expenses	(9.2)	(33.3)	(42.5)
Policy acquisition, operating and administration expenses	(4.1)	(15.2)	(19.3)
Underwriting profit	$1.0	$13.6	$14.6
Ratios
Loss ratio	64.3%	53.6%	55.6%
Expense ratio	28.7%	24.5%	25.3%
Combined ratio	93.0%	78.1%	80.9%

Gross Premiums Written.    Gross premiums written in the insurance segment for the three months ended March 31, 2005 were $77.3 million, a 4.9% decrease from the three months ended March 31, 2004. The reduction is attributable to reductions in our U.K. business partly offset by increases in our U.S. business. The reductions in the U.K. are in respect of both property and liability and result from increasing competition. Our U.S. business increased in this period compared to the first quarter of 2004 as Aspen Specialty was still in the early stages of development in the beginning of 2004.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $48.5 million. The increase of $6 million in loss and loss adjustment expenses was due to the increase in the loss ratio for the 2005 casualty business offset by a reduction in the property loss ratio as a result of a $5.9 million prior period release.

Policy acquisition, operating and administration expenses.    Total expenses were $20.1 million for the three months ended March 31, 2005, equivalent to 25.2% of net earned premiums.

Reserves for Losses and Loss Expenses

As of March 31, 2005, the Company had accrued losses and loss adjustment expense reserves of $1,391.5 million. This amount represented the Company's best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses, $862.5 million or 62.0% represented IBNR claims. During the three months ended March 31, 2005 the Company paid losses and loss adjustment expenses of $112.2 million.

	As at March 31, 2005
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$384.4	$(140.7)	$243.7
Casualty Reinsurance	429.8	(5.9)	423.9
Specialty Insurance and Reinsurance	191.6	(30.4)	161.2
Property & Casualty Insurance	385.7	(50.8)	334.9
Total Losses and loss expense reserve	$1,391.5	$(227.8)	$1,163.7

For the three months ended March 31, 2005, there was a reduction of our estimate of the ultimate claims to be paid in respect of the 2004 and prior accident years. An analysis of this reduction by line of business is as follows:

As at March 31, 2005
($ in millions)
Property Reinsurance	$0.7
Casualty Reinsurance	0.4
Specialty Insurance and Reinsurance	5.2
Property and Casualty Insurance	6.2
Total Losses and loss expense reserve	$12.5

The key elements which gave rise to the favorable development during the three months ended March 31, 2005 were as follows:

Specialty insurance and reinsurance:    The $5.2 million reduction in the net reserves in our specialty insurance and reinsurance segment is due to a general improvement across several specialty reinsurance classes of business including aviation, marine and various quota shares which contributed to the release.

Property and casualty insurance:    The majority of the release was from the U.K. property class and was due to much better than expected experience on non-catastrophe incurred loss ratios for the 2004 accident year.

For a more detailed description see "Management's Discussion and Analysis Critical Accounting Policies Reserves for Losses and Loss Expenses," included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

Aspen is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Aspen Re, Aspen Bermuda and Aspen Specialty. Aspen relies primarily on dividends and other permitted distributions from these insurance subsidiaries to pay its operating expenses, interest on debt finance and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Aspen Re, Aspen Bermuda and Aspen Specialty to Aspen, which are described in more detail in the "Business – Regulatory Matters" section of the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our aggregate invested assets as of March 31, 2005 were $2.8 billion compared to aggregate invested assets of $2.7 billion as of December 31, 2004. The increase in invested assets since December 31, 2004 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, operating and administrative expenses paid.

Total net cash flow from operations from December 31, 2004 through March 31, 2005 was $210.6 million, an increase from $208.6 million from the prior year period. For the three months ended March 31, 2005, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. On March 25, 2005, we paid a dividend of $0.15 per ordinary share to shareholders of record on March 15, 2005.

Our contractual obligations other than our obligations to employees consist mainly of amounts outstanding under our senior notes, reserves relating to our insurance and reinsurance contracts, and operating leases. Note 6 to the unaudited condensed consolidated financial statements summarizes amounts outstanding under our contractual obligations as of March 31, 2005.

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

Cautionary statement regarding forward-looking statements

This Form 10-Q contains, and the Company may from time o time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe", "do not believe", "anticipate", "expect", "plan", "estimate", "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

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

As at March 31, 2005, our portfolio had an approximate duration of 1.86 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve

Movement in rates in basis points	-100	-50	0	50	100
	($ in thousands, except percentages)
Market Value	$2,879,631	$2,849,568	$2,819,400	$2,789,232	$2,759,109
Gain/Loss	60,231	30,168	0	(30,168)	(60,291)
Percentage of Portfolio	2.14%	1.07%	0	1.07%	2.14%

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and insurance segments are U.S. Dollars and British Pounds. As of March 31, 2005, approximately 71% of our investments are held in U.S. Dollars, approximately 21% are in British Pounds and approximately 8% are in currencies other than the U.S. Dollar and the British Pound. For the three months ended March 31, 2005, 13% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2005. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2005, would have impacted reported net comprehensive income by approximately $21.7 million for the three months ended March 31, 2005.

We will attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we had entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at March 31, 2005.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. No more than 5% of the fixed-income securities in our investment portfolio may be rated below "A−". As at March 31, 2005, the average rate of fixed income securities in our investment portfolio was "AA+". In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of "A" (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is "A−" (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

Item 4. Controls and Procedures

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

Changes in internal control over financial reporting

The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the first quarter of 2005.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (1)
3.2	Amended and Restated Bye-laws (1)
4.1	Specimen Ordinary Share Certificate (1)
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (1)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.5	Exchange and Registration Rights Agreement among the Company, Deutsche Bank Securities Inc. and Goldman Sachs & Co. as representatives of the purchasers named in Schedule I thereto, dated August 16, 2004 (3)
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (1)
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (1)
10.3	Service Agreement dated September 24, 2004 among Christopher O'Kane, Aspen Insurance U.K. Services Limited and the Company (2) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (2) *
10.5	Service Agreement dated September 24, 2004 among Sarah Davies, Aspen Insurance U.K. Services Limited and the Company (2) *
10.6	Service Agreement dated March 10, 2005 between David May and Aspen Insurance UK Services Limited (4) *

Exhibit Number	Description
10.7	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (1) *
10.8	Three-Year Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.8 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435)), as amended by the First Amendment dated January 22, 2004, the Second Amendment dated May 17, 2004, the Third Amendment dated August 2, 2004 (incorporated herein by reference to Exhibits 10.8a, 10.8b and 10.8c to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004) and the Fourth Amendment dated August 9, 2004 (incorporated herein by reference to Exhibit 10.8 to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
10.9	364-Day Credit Agreement dated as of August 26, 2003 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form F-1 (Registration No. 333-110435)), as amended by First Amendment dated January 22, 2004, the Second Amendment dated May 17, 2004, the Third Amendment dated August 2, 2004 (incorporated herein by reference to Exhibits 10.9a, 10.9b and 10.9c to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004), the Fourth Amendment dated August 9, 2004 and the Fifth Amendment dated August 25, 2004 (incorporated herein by reference to Exhibits 10.9A and 10.9B to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (1)
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (1)
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (1)
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.16	Employment Agreement dated June 21, 2003 between Peter Coghlan and Aspen Insurance U.S. Services Inc.(incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) *
10.17	Supplemental Executive Retirement Plan prepared for Aspen Insurance U.S. Services, Inc., dated August 25, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2004) *
10.18	Separation Agreement dated December 13, 2004 between Peter Coghlan and Aspen U.S. Services, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed on December 16, 2004) *
10.19	Form of Shareholder's Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to Exhibit 4.11 to the Company's 2005 Registration Statement on Form F-3 (Registration No. 333-122571) *
10.20	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (4) *
10.21	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (4) *
10.22	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (4) *
10.23	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (4) *

Exhibit Number	Description
10.24	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (4) *
10.25	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (4) *
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435).

(2)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Current Report on Form 8-K filed on September 24, 2004.

(3)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314).

(4)	Incorporated herein by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	By: /s/ Christopher O'Kane Christopher O'Kane Chief Executive Officer
Date: May 9, 2005	By: /s/ Julian Cusack Julian Cusack Chief Financial Officer