Form 10-Q
period 2005-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2005-08-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended June 30, 2005, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Victoria Hall 1 Victoria Street Hamilton, Bermuda	HM 11
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 1, 2005, there were 69,342,486 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	Notes	June 30, 2005	December 31, 2004
		(Unaudited)
ASSETS
Investments
Fixed maturities		$2,493.8	$2,207.2
Short-term investments		428.9	528.7
Total investments	7	2,922.7	2,735.9
Cash and cash equivalents		385.1	284.9
Reinsurance recoverables
Unpaid losses	2	239.9	197.7
Ceded unearned premiums		147.1	40.4
Receivables
Underwriting premiums		751.4	494.2
Other		44.3	39.2
Deferred policy acquisition costs		189.8	115.6
Derivatives at fair value		20.4	23.6
Office properties and equipment		14.7	5.0
Intangible assets	1	8.2	6.6
Total Assets		$4,723.6	$3,943.1
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	2	$1,471.1	$1,277.9
Unearned premiums		1,162.0	714.0
Total insurance reserves		2,633.1	1,991.9
Payables
Reinsurance premiums		104.6	54.2
Accrued expenses and other payables		109.5	142.0
Liabilities under derivative contracts		19.4	24.2
Total Payables		233.5	220.4
Long term debt		249.3	249.3
Total Liabilities		$3,115.9	$2,461.6
SHAREHOLDERS' EQUITY
Ordinary Shares 69,329,931 ordinary shares of 0.15144558¢ each (2004 – 69,315,099)		1,100.5	1,096.1
Retained earnings		500.6	367.5
Accumulated other comprehensive income, net of taxes		6.6	17.9
Total ordinary shareholders' equity		1,607.7	1,481.5
Total liabilities and shareholders' equity		$4,723.6	$3,943.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Notes	Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Revenues
Net premiums earned	6	$395.0	$327.0	$773.7	$632.8
Net investment income		27.1	14.9	52.6	26.9
Realized investment gains / (losses)		0.9	(4.0)	—	(4.3)
Total Revenues		$423.0	$337.9	$826.3	$655.4
Expenses
Insurance losses and loss adjustment expenses		$(195.9)	$(139.4)	$(403.3)	$(263.5)
Policy acquisition expenses		(77.1)	(65.2)	(147.3)	(124.2)
Operating and administration expenses		(29.7)	(26.1)	(59.1)	(44.2)
Interest on long term loans		(3.9)	(0.1)	(7.9)	(0.5)
Realized exchange gains / (losses)		(3.5)	0.1	(4.8)	(0.7)
Other expenses		(3.3)	—	(4.4)	—
Total Expenses		(313.4)	(230.7)	(626.8)	(433.1)
Income from operations before income tax		109.6	107.2	199.5	222.3
Income tax expense		(25.8)	(26.3)	(45.6)	(56.4)
Net Income		$83.8	$80.9	$153.9	$165.9
Per share data
Weighted average number of ordinary share and share equivalents
Basic		69,342,486	69,174,303	69,336,524	69,176,253
Diluted		72,176,578	71,929,628	72,160,822	71,916,678
Basic earnings per ordinary share		$1.21	$1.17	$2.22	$2.40
Diluted earnings per ordinary share		$1.16	$1.13	$2.13	$2.31

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shareholders' Equity
Ordinary shares:
Beginning of period	$1,098.4	$1,091.8	$1,096.1	$1,090.8
Shares issued:
New shares issued	—	—	0.3	—
Share-based compensation	2.1	0.9	4.1	1.9
End of period	$1,100.5	$1,092.7	$1,100.5	$1,092.7
Retained earnings:
Beginning of period	427.2	263.6	367.5	180.7
Net income for the period	83.8	80.9	153.9	165.9
Payment of Dividend	(10.4)	(2.1)	(20.8)	(4.2)
End of period	$500.6	$342.4	$500.6	$342.4
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments:
Unrealized gains on foreign currency translation net of taxes:
Beginning of period	34.6	33.4	27.9	27.8
Change for the period	(18.7)	(5.3)	(12.0)	0.3
End of period	$15.9	$28.1	$15.9	$28.1
Gain/(Loss) on Derivatives:
Beginning of period	(2.2)	—	(2.2)	—
Change for period	0.1	—	0.1	—
End of period	(2.1)	—	(2.1)	—
Unrealized appreciation / (depreciation) on investments, net of taxes:
Beginning of period	(28.9)	4.0	(7.8)	(0.6)
Change for the period	18.2	(14.0)	(3.3)	(9.4)
Reclassification to net
Realized (gains)/losses	3.5	0.3	3.9	0.3
End of period	$(7.2)	$(9.7)	$(7.2)	$(9.7)
Total accumulated other comprehensive income	$6.6	$18.4	$6.6	$18.4
Total Shareholders' Equity	$1,607.7	$1,453.5	$1,607.7	$1,453.5

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$83.8	$80.9	$153.9	$165.9
Other comprehensive income, net of taxes
Reclassification adjustment for net realized (gains) / losses included in net income	3.5	0.3	3.9	0.3
Change in unrealized gains / (losses) on investments	18.2	(14.0)	(3.3)	(9.4)
Loss on derivatives reclassified to interest payable	0.1	—	0.1	—
Change in gains / (losses) on foreign currency translation	(18.7)	(5.3)	(12.0)	0.3
Other comprehensive income / (loss)	3.1	(19.0)	(11.3)	(8.8)
Comprehensive income	$86.9	$61.9	$142.6	$157.1

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Activities:
Net income	$83.8	$80.9	$153.9	$165.9
Adjustments:
Depreciation and Amortisation of premium or discount on investments	3.5	1.5	5.0	3.0
Share-based compensation expense	2.1	0.9	4.1	1.9
Changes in insurance reserves:
Losses and loss adjustment expenses	115.0	96.5	243.6	228.9
Unearned premiums	96.2	6.3	469.6	288.5
Changes in reinsurance balances:
Reinsurance recoverables	(16.3)	(8.9)	(47.7)	(17.2)
Ceded unearned premiums	9.1	30.3	(108.5)	(48.3)
Changes in accrued investment income and other receivables	39.6	16.0	(2.1)	19.3
Changes in deferred policy acquisition costs	(21.5)	(4.1)	(77.4)	(51.8)
Changes in reinsurance premiums payable	(49.6)	(13.4)	47.5	39.4
Changes in premiums receivable	(8.0)	(33.0)	(274.2)	(255.7)
Changes in accrued expenses and other payable	(85.8)	55.7	(35.1)	63.4
Net Cash generated by operating activities	$168.1	$228.7	$378.7	$437.3
Investing Activities:
Purchases of fixed maturities	$(975.8)	$(2,161.1)	$(1,343.8)	$(2,743.3)
Proceeds from sales and maturities of fixed maturities	849.0	1,840.2	1,018.5	2,262.4
Net (purchases)/sales of short-term investments	9.2	126.2	82.2	32.7
Purchase of intangible asset	(1.6)	—	(1.6)	—
Purchase of equipment	(9.6)	(0.3)	(10.1)	(0.8)
Net cash used in investing activities	$(128.8)	$(195.0)	$(254.8)	$(449.0)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	—	—	0.3	—
Dividends paid	(10.4)	—	(20.8)	(2.1)
Net cash used in financing activities	(10.4)	—	(20.5)	(2.1)
Effect of exchange rate movements on cash and cash equivalents	(2.1)	(1.8)	(3.2)	0.7
(Decrease) / increase in cash and cash equivalents	26.8	31.9	100.2	(13.1)
Cash and cash equivalents at beginning of period	358.3	185.8	284.9	230.8
Cash and cash equivalents at end of period	$385.1	$217.7	$385.1	$217.7
Supplemental disclosure of cash flow information: Cash paid during the period for income tax	16.5	11.8	39.2	21.6

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
($ in millions, except share and per share amounts)

1.	General

Aspen Insurance Holdings Limited ("Aspen", "Aspen Holdings" or the "Company"), is a Bermudian holding company. Aspen provides, through its principal operating subsidiaries, property and casualty reinsurance in the global markets and property and liability insurance principally in the United Kingdom and the United States and marine and aviation insurance worldwide. The principal operating subsidiaries are Aspen Insurance UK Limited ("Aspen Re"), located in London, Aspen Insurance Limited ("Aspen Bermuda") located in Bermuda and Aspen Specialty Insurance Company Inc. ("Aspen Specialty") located in Boston.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

License to use the "Aspen" Trademark.    On April 5, 2005, Aspen signed an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid has been capitalised and recognised as an intangible asset in the Company's accounts and will be amortized on a straight line basis over the useful economic life of the trademark which is considered to be 99 years.

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

	As at June 30, 2005	As at December 31, 2004
	($ in millions)

Provision for losses and LAE at start of year	$1,277.9	$525.8
Less reinsurance recoverable	(197.7)	(43.6)
Net loss and LAE at start of year	$1,080.2	$482.2
Loss reserve portfolio transfer	23.6	—
Provision for losses and LAE for claims incurred:
Current year	427.3	785.6
Prior years	(24.0)	(62.0)
Total incurred	$403.3	$723.6
Losses and LAE payments for claims incurred	(234.9)	(164.6)
Foreign exchange gains/(losses)	(41.0)	39.0
Net losses and LAE reserves at period end	1,231.2	1,080.2
Plus reinsurance recoverables on unpaid losses at end of period	239.9	197.7
Loss and LAE reserves at June 30, 2005 & December 31, 2004	$1,471.1	$1,277.9

For the six months ended June 30, 2005, there was a reduction of $24.0 million in our estimate of the ultimate claims to be paid in respect of prior accident years. An analysis of this reduction by segment is given on page 26 of this document.

The loss reserve portfolio transfer represents loss reserves assumed from Wellington Underwriting Agencies Limited's Syndicate 2020 through a quota share arrangement relating to the proportion of an account which did not already cede to us in previous quota shares. The portfolio transfer represents the current provisions maintained by Syndicate 2020 for U.K. employers' liability and public liability business in our property and casualty insurance business written into the 2002 underwriting year by the liability insurance underwriters who joined Aspen prior to the establishment of Aspen Re.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share
Net income	$1.21	$1.17	$2.22	$2.40
Diluted earnings per share
Net income	$1.16	$1.13	$2.13	$2.31

Weighted average ordinary shares outstanding	69,342,486	69,174,303	69,336,524	69,176,253

Weighted average ordinary shares outstanding and dilutive potential ordinary shares	72,176,578	71,929,628	72,160,822	71,916,678

4.	Stock-based compensation plans

The Company has issued options under two schemes: investor options and employee options.

Investor options.    The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc ("Wellington"), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. Aspen granted the option to subscribe for up to 6,787,880 ordinary shares of Aspen to Wellington and Appleby Trust (Bermuda) Limited (the "Names' Trustee") on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options became exercisable on the initial public offering of our ordinary shares. As a result of our initial public offering, the options will expire on June 21, 2012.

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

Employee options.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan (the "Share Incentive Plan"). The following table summarizes information about employee options outstanding to purchase ordinary shares at June 30, 2005. The 2005 options were granted on March 3, 2005, April 15, 2005 and June 15, 2005:

		Options
Option Holder		Outstanding	Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date
Employees – 2003 Options		3,793,573	2,076,741	$16.20	$5.31
Employees – 2004 Option grants		257,487	85,829	$24.44	$5.74
Employees – 2005 Options grants	March 3	512,172	—	$25.88	$5.31
Employees – 2005 Options grants	April 15	11,867	—	$25.28	$5.05
Employees – 2005 Options grants	June 15	1,842	—	$26.46	$5.50

The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for share-based compensation plans.

Compensation cost charged against income for all employee options was $1.7 million for the six months ended June 30, 2004 and $2.7 million in the six months ended June 30, 2005. The per share weighted average fair value at grant date of the April 15 and June 15, 2005 options granted under the Share Incentive Plan are $5.05 and $5.50 respectively. These amounts were estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 2.78% and 3.12%; dividend yield of 2.3%; expected life of 5 years; share price volatility of 24.45% and 24.73%.

Restricted share units.    A total of 95,850 restricted share units ("RSU") were granted in 2004. Of the 2004 RSUs, 37,666 units vest, subject to the participants' continued employment, in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. In the six months ended June 30, 2005, the Board approved the grant of an additional 40,748 RSUs under the Share Incentive Plan to two employees of a subsidiary of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on each anniversary of the grant over three years. Compensation cost charged against income was $0.2 million for the six months ended June 30, 2004 and $0.5 million for the six months ended June 30, 2005.

Performance Share Awards.    As at December 31, 2004, 125,807 performance share awards were outstanding. In the six months ended June 30, 2005, the Company allocated an additional 131,227 performance shares to various officers and other employees pursuant to the Share Incentive Plan. Compensation cost charges against income was $nil for the six months ended June 30, 2004 and $0.9 million for the six months ended June 30, 2005.

5.	Segment reporting

Our business segments are based on how we monitor the performance of our underwriting operations. The Company has four reportable segments; property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. The directors have determined these segments by reference to the organization structure of the business and the different services provided by the segments. The following table provides a summary of the segment revenues and results for the three months ended June 30, 2005 and, 2004 and the reserves for losses and loss adjustment expenses as of June 30, 2005 and June 30, 2004:

	Three Months Ended June 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$193.8	$128.6	$95.0	$132.0	$549.4
Net premiums written	162.4	123.5	86.3	114.4	486.6
Gross premiums earned	169.6	127.7	72.5	88.5	458.3
Net premiums earned	136.9	123.1	59.6	75.4	395.0
Expenses:
Losses and loss expenses	(30.0)	(89.2)	(31.8)	(44.9)	(195.9)
Policy acquisition, operating and administrative expenses	(43.0)	(29.7)	(14.5)	(19.6)	(106.8)
Underwriting profit	63.9	4.2	13.3	10.9	92.3

Net reserves for loss and loss adjustment expenses	$228.7	$533.6	$123.6	$345.3	$1,231.2
Ratios
Loss ratio	21.9%	72.5%	53.4%	59.5%	49.6%
Expense ratio	31.4%	24.1%	24.3%	26.0%	27.0%
Combined ratio	53.3%	96.6%	77.7%	85.5%	76.6%

	Three Months Ended June 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$195.2	$74.1	$23.2	$87.9	$380.4
Net premiums written	183.7	74.3	23.8	81.8	363.6
Gross premiums earned	167.4	87.9	31.8	87.0	374.1
Net premiums earned	132.7	86.2	31.3	76.8	327.0
Expenses:
Losses and loss expenses	(26.1)	(59.8)	(11.5)	(42.0)	(139.4)
Policy acquisition, operating and administrative expenses	(46.4)	(19.0)	(6.9)	(19.0)	(91.3)
Underwriting profit	60.2	7.4	12.9	15.8	96.3

Net reserves for loss and loss adjustment expenses	$133.7	$236.9	$90.8	$231.4	$692.8
Ratios
Loss ratio	19.7%	69.4%	36.7%	54.7%	42.6%
Expense ratio	34.9%	22.0%	22.1%	24.7%	27.9%
Combined ratio	54.6%	91.4%	58.8%	79.4%	70.5%

The following table provides a summary of the segment revenues and results for the six months ended June 30, 2005 and, 2004 and the reserves for losses and loss adjustment expenses as of June 30, 2005 and June 30, 2004:

	Six Months Ended June 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$498.8	$401.0	$244.4	$209.3	$1,353.5
Net premiums written	347.4	383.5	222.9	165.2	1,119.0
Gross premiums earned	350.5	238.9	120.2	182.4	892.0
Net premiums earned	283.6	229.4	105.6	155.1	773.7
Expenses:
Losses and loss expenses	(91.3)	(165.6)	(53.0)	(93.4)	(403.3)
Policy acquisition, operating and administrative expenses	(89.9)	(51.7)	(25.1)	(39.7)	(206.4)
Underwriting profit	102.4	12.1	27.5	22.0	164.0

Net reserves for loss and loss adjustment expenses	$228.7	$533.6	$123.6	$345.3	$1,231.2
Ratios
Loss ratio	32.2%	72.2%	50.2%	60.2%	52.1%
Expense ratio	31.7%	22.5%	23.8%	25.6%	26.7%
Combined ratio	63.9%	94.7%	74.0%	85.8%	78.8%

	Six Months Ended June 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$479.3	$309.6	$62.5	$169.2	$1,020.6
Net premiums written	373.9	301.3	61.5	136.3	873.0
Gross premiums earned	324.4	163.3	66.4	178.0	732.1
Net premiums earned	255.3	160.4	63.9	153.2	632.8
Expenses:
Losses and loss expenses	(43.3)	(109.7)	(26.0)	(84.5)	(263.5)
Policy acquisition, operating and administrative expenses	(82.9)	(35.1)	(12.1)	(38.3)	(168.4)
Underwriting profit	129.1	15.6	25.8	30.4	200.9

Net reserves for loss and loss adjustment expenses	$133.7	$236.9	$90.8	$231.4	$692.8
Ratios
Loss ratio	17.0%	68.4%	40.7%	55.2%	41.7%
Expense ratio	32.4%	21.9%	18.9%	25.0%	26.6%
Combined ratio	49.4%	90.3%	59.6%	80.2%	68.3%

6.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of June 30, 2005, letters of credit with an aggregate amount of $52.8 million (December 31, 2004 – $48.4 million) and £47.4 million (December 31, 2004 – £47.4 million) were outstanding respectively. As of June 30, 2005, the Company had funds on deposit of $71.2 million and £53.4 million (December 31, 2004 – $54.5 million – £52.1 million) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The funds held in the trust at June 30, 2005 were $508.8 million (December 31, 2004 – $385.6 million). For its U.S. surplus lines policies, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at June 30, 2005 was $5.5 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The trust fund amount and balance at June 30, 2005 was Can$89.0 million. Aspen Specialty has a total of $7.3 million on deposit at June 30, 2005 with seven U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of June 30, 2005 were:

	Payments due by period
	2005	2006	2007	2008	2009	Later years	Total
	($ in millions)
Operating Lease Obligations	3.1	5.8	5.4	5.5	5.3	8.6	33.7
Long Term Debt Obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses	421.1	324.1	210.1	158.3	101.7	255.8	1,471.1

(1)	The long term debt obligations disclosed above does not include $15 million in annual interest payable on our senior notes.

In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under "Critical Accounting Policies Reserves for Losses and Loss Expenses" in our Annual Report on Form 10-K for fiscal year ended December 31, 2004.

7.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at June 30, 2005
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
U.S. government and agencies	$986.6	$1.4	$(6.4)	$981.6
Corporate securities	676.9	1.9	(4.3)	674.5
Foreign government	340.5	4.6	(0.1)	345.0
Municipals	3.6	—	—	3.6
Asset backed securities	261.1	—	(2.5)	258.6
Mortgage backed securities	231.5	3.2	(4.2)	230.5
Total fixed maturities	2,500.2	11.1	(17.5)	2,493.8
Short-term investments	430.0	—	(1.1)	428.9
Total	$2,930.2	$11.1	$(18.6)	$2,922.7

	As at December 31, 2004
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
U.S. government and agencies	$1,017.5	$0.7	$(5.9)	$1,012.3
Corporate securities	551.6	0.7	(3.1)	549.2
Foreign government	233.0	1.5	(0.3)	234.2
Municipals	3.6	—	—	3.6
Asset backed securities	225.0	—	(2.1)	222.9
Mortgage backed securities	185.5	0.1	(0.6)	185.0
Total fixed maturities	2,216.2	3.0	(12.0)	2,207.2
Short-term investments	528.5	0.8	(0.6)	528.7
Total	$2,744.7	$3.8	$(12.6)	$2,735.9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our Financial Statements filed in our 2004 Annual Report on Form 10-K with the United States Securities and Exchange Commission.

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

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide marine and aviation insurance worldwide through Aspen Re. Aspen Re America, Inc. ("Aspen Re America") is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

Our gross premiums written increased to $549.4 million, a 44.4% increase over the second quarter of 2004 which was mainly attributable to new business lines. Our gross premiums written for the six months ended June 30, 2005 increased to $1,353.5 million, a 32.6% increase over the six months ended June 30, 2004.

Our net income after tax for the second quarter of 2005 was $83.8 million, compared to $80.9 million for the second quarter of 2004. The combined ratio for the second quarter of 2005 was 76.6% compared to 70.5% for the second quarter of 2004.

Our second quarter operating performance has benefited from the low level of natural catastrophe activity in the quarter. In addition to the relatively low claims environment, we have experienced favorable development in our prior year loss reserves.

In this quarter we have released $11.5 million of reserves which is equivalent to a reduction of 2.9% in the combined ratio for the quarter. An explanation of this release is given below under the heading "Reserves for losses and loss expenses". This compares to a $7.9 million release in the corresponding period in 2004.

The contribution to our results from investment income continues to increase as a result of positive cash flow and increased interest rates. Cash flow from operations was $168.1 million for the second quarter of 2005 compared to $228.7 million in the second quarter of 2004 due to the continuing settlement of 2004 storm losses. During the quarter we continued to take a cautious view on interest rates and our portfolio of fixed interest securities was positioned to protect capital from the negative impact of rising rates with an average duration of 2.4 years.

Outlook and trends

In respect of the current market conditions, including the July 1 renewal season, we have seen average rate reductions on renewal business of approximately 3% on a premium weighted basis. Our own experience varies by class of business, and in some cases, by geography within the same class.

In our property and casualty reinsurance segments, rate adequacy is unchanged from the previous quarter with property reinsurance rates decreasing approximately 3% overall and casualty reinsurance rates remaining flat. Rates have continued to trend downwards in our insurance segment since the last quarter, while our specialty segment's rate declines have been less than anticipated, with average rate reductions across their renewal portfolios being approximately 8% and 5%, respectively. The approximate figure for our specialty segment does not include our new lines of marine and aviation insurance which is not renewal business for us.

In property reinsurance, rates held up well for Aspen in the June 1 and July 1 renewals. The Florida renewal season was very satisfactory from our point of view and we saw significant price increases on middle and top level catastrophe layers. As a result, we took the opportunity to increase our participation on some deals. Although rates in the market place overall for the year to date are probably decreasing between 5% to 10%; however, we are actually experiencing increases on some loss exposed contracts.

Our casualty reinsurance segment has seen average rate increases of approximately 3% in our U.S. casualty lines. The U.K. casualty reinsurance market has held up well with no indication of weakening in pricing generally but there has been increasing price competition in our Australian book of business, of which we renewed less.

In our specialty segment, we have seen average rate increases of approximately 5% on our marine hull and liability insurance lines. In aviation insurance, rates are continuing to decline for the hull and liability account but rates are increasing on airports and non-critical products contracts. In our specialty reinsurance lines, average rates have declined across our book by approximately 5%.

In the insurance segment, property rates are declining, and as a result, we expect gross written premiums in our U.K. commercial property insurance line to decline by approximately 25% in 2005. Although we are not immune from the aggressive price competition, within our U.K. commercial property book we are somewhat insulated where we have in place various long-term undertakings, and our rate reductions on our renewals were approximately 5%. Rates in U.K. employers' liability and public liability insurance are also declining due to increased competition. Average rate reductions on our U.K. liability insurance lines have been around 10%. Our U.S. excess and surplus lines business has seen rate reductions in casualty, with a year to date decline of about 5% on our books, and has seen rate increases in property of up to 5% year to date.

Application of Critical Accounting Estimates

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss adjustment expenses. For a detailed discussion of our critical accounting estimates please refer to our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2005 and 2004.

Gross premiums written.    For the three months ended June 30, 2005, gross premiums written were $549.4 million, a 44.4% increase over the $380.4 million written for the three months ended June 30, 2004. The main contributions to the increase were $53.4 million attributable to our new marine and aviation insurance line, $43.7 million attributable to three new bespoke reinsurance contracts in our Bermuda operations, and an increase of $34 million of business written in our excess surplus lines property and casualty business written. The largest of the three new contracts referred to above is a quota share of a participant in Lloyds' Syndicate 958 (managed by Omega Underwriting Agents) that was written in the first quarter of 2005. This contract is linked to the provision of a letter of credit to the value of £11.2 million and our maximum liability under the contract is limited to this amount. This contract is accounted for in our property reinsurance, casualty reinsurance, and specialty insurance and reinsurance segments with the largest part of the premiums attributable to our property reinsurance segment. We describe these main contributors further in "— Underwriting Results by Operating Segment" below.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended June 30, 2005 were $62.8 million compared to $16.8 million for the three months ended June 30, 2004. The increase in reinsurance ceded was due to the purchase of $15.1 million of additional protection for the property reinsurance class, $9.1 million of treaty reinsurance ceded by Aspen Specialty, $4.3 million of additional casualty reinsurance cover and new contracts covering our new marine and aviation classes.

Net premiums written.    Net premiums written for the three months ended June 30, 2005 were $486.6 million. This represented a 33.8% increase over the $363.6 million written in the equivalent period in 2004 and was lower than the increase in gross premiums written due to the additional purchase of reinsurance.

Net premiums earned.    Net premiums earned for the three months ended June 30, 2005 were $395.0 million representing an increase of 20.8% over the comparable period in 2004. The increase was due to the effect of premiums written in our new classes of business in the second half of 2004 earning through in 2005 and the earning of new business written in 2005.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the three months ended June 30, 2005 were $195.9 million, an overall increase of $56.5 million compared to the three months ended June 30, 2004 reflecting the recognition of loss provisions associated with an increase in earned premiums. As a percentage of net earned premiums, insurance losses and loss adjustment expenses increased from 42.6% for the three months ended June 30, 2004 to 49.6% for the three months ended June 30, 2005. The increase reflected the fact that in 2004 a greater proportion of the total business was derived from the property reinsurance business class which benefited from relatively low level of catastrophe claims, whereas in 2005 a greater proportion of business is written in the casualty reinsurance and specialty classes which attract a higher selected loss ratio.

Policy acquisition expenses.    Policy acquisition expenses for the three months ended June 30, 2005 were $77.1 million, representing 19.5% of net premiums earned, compared to $65.2 million for the three months ended June 30, 2004 which represented 19.9% of net premiums earned for that period. This $11.9 million increase was due to an increase in business written. We expect this percentage to marginally decrease during the year as the effect on earnings of our outwards reinsurance program reduces as more inwards premium is earned.

Operating and administrative expenses.    Operating and administrative expenses for the three months ended June 30, 2005 were $29.7 million, which was an increase of $3.6 million compared to the three months ended June 30, 2004. The increase over the $26.1 million charged in 2004 was due to a number of factors the most significant of which was the costs associated with our new underwriting teams.

Net investment income.    Net investment income of $27.1 million for the three months ended June 30, 2005 represented an increase of 81.9% over the net investment income of $14.9 million for the three months ended June 30, 2004. The increase was due to rising portfolio book yield from favorable movements in interest rates and a 45.8% increase in the value of cash and investments as at June 30, 2005 compared to June 30, 2004.

Income before tax.    Income before tax for the three months ended June 30, 2005 was $109.6 million, compared to $107.2 million for the three months ended June 30, 2004.

Income tax expense.    Income tax expense for the three months ended June 30, 2005 was $25.8 million. Our consolidated tax rate for the three months ended June 30, 2005 was 23.5%, compared to the tax rate of 24.5% for the three months ended June 30, 2004. The reduction in tax rate reported for the three months ended June 30, 2005 was due to a greater proportion of the Company's income before tax emanating from our Bermudian operations.

Net income.    Net income for the three months ended June 30, 2005 was $83.8 million, equivalent to $1.21 earnings per basic share and $1.16 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the three months ended June 30, 2005. Net income for the three months ended June 30, 2004 was $80.9 million.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment, accordingly, investment income and total assets are not allocated to the individual segments. General and administrative expenses are allocated to segments based on each segment's proportional share of net premiums earned.

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our four business segments for the three months ended June 30, 2005 and June 30, 2004.

	Three Months Ended June 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$193.8	$128.6	$95.0	$132.0	$549.4
Net premiums written	162.4	123.5	86.3	114.4	486.6
Gross premiums earned	169.6	127.7	72.5	88.5	458.3
Net premiums earned	136.9	123.1	59.6	75.4	395.0
Expenses:
Losses and loss expenses	(30.0)	(89.2)	(31.8)	(44.9)	(195.9)
Policy acquisition, operating and administrative expenses	(43.0)	(29.7)	(14.5)	(19.6)	(106.8)
Underwriting profit	63.9	4.2	13.3	10.9	92.3

Net reserves for loss and loss adjustment expenses	$228.7	$533.6	$123.6	$345.3	$1,231.2
Ratios
Loss ratio	21.9%	72.5%	53.4%	59.5%	49.6%
Expense ratio	31.4%	24.1%	24.3%	26.0%	27.0%
Combined ratio	53.3%	96.6%	77.7%	85.5%	76.6%

	Three Months Ended June 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$195.2	$74.1	$23.2	$87.9	$380.4
Net premiums written	183.7	74.3	23.8	81.8	363.6
Gross premiums earned	167.4	87.9	31.8	87.0	374.1
Net premiums earned	132.7	86.2	31.3	76.8	327.0
Expenses:
Losses and loss expenses	(26.1)	(59.8)	(11.5)	(42.0)	(139.4)
Policy acquisition, operating and administrative expenses	(46.4)	(19.0)	(6.9)	(19.0)	(91.3)
Underwriting profit	60.2	7.4	12.9	15.8	96.3

Net reserves for loss and loss adjustment expenses	$133.7	$236.9	$90.8	$231.4	$692.8
Ratios
Loss ratio	19.7%	69.4%	36.7%	54.7%	42.6%
Expense ratio	34.9%	22.0%	22.1%	24.7%	27.9%
Combined ratio	54.6%	91.4%	58.8%	79.4%	70.5%

For the Three Months Ended June 30, 2005 and the Three Months Ended June 30, 2004

Property Reinsurance

Our property reinsurance line of business is generally written on a treaty basis and includes catastrophe, risk excess and pro rata, including retrocession. A small proportion of facultative business is written by Aspen Re America.

Gross premiums written.    Gross premiums written for the three months ended June 30, 2005 were $193.8 million, a reduction of 0.7% over the equivalent period in 2004. The decline in the gross premiums written in our property reinsurance segment was smaller than anticipated due to stronger than expected rating environment and a number of attractive opportunities.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $30.0 million for the three months ended June 30, 2005, representing 21.9% of net earned premiums for the three months ended June 30, 2005. The change in loss ratio from the 19.7% reported for the three months ended June 30, 2004 was due to a $6.7 million prior year release in the three months ended June 30, 2004 compared to a $3.8 million prior year reserve strengthening in 2005.

Policy acquisition, operating and administration expenses.    Total expenses were $43.0 million for the three months ended June 30, 2005, a 7.3% reduction as compared to the three months ended June 30, 2004. This reduction was primarily due to a greater proportion of general and administrative expenses being allocated to other business classes which have written a greater level of premiums.

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

Gross premiums written.    Gross premiums written for the three months ended June 30, 2005 were $128.6 million, a 73.5% increase from the three months ended June 30, 2004. The premium increase in the segment was primarily due to growth in our U.S. casualty business. In particular, we wrote two new contracts in the three months ended June 30, 2005, a medical malpractice excess of loss contract with estimated gross premiums written of $28.1 million and a quota share of a worker's compensation account with estimated gross premiums written of $8.3 million. Both of these contracts have aggregate policy limits which limit our downside risk and reduce our allocated capital requirement accordingly.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $89.2 million for the three months ended June 30, 2005, representing an increase of 49.2% over the three months ended June 30, 2004. The $29.4 million increase in losses and loss adjustment expenses was due to the increase in earned premiums in 2005 and the increased proportion of U.S. casualty business written, which is reserved at a higher loss ratio.

Policy acquisition, operating and administration expenses.    Total expenses were $29.7 million for the three months ended June 30, 2005, equivalent to 24.1% of net earned premiums, an increase of two percentage points over the three months ended June 30, 2004. The increase in expense ratio reflected the higher commission rates applied to U.S. casualty business and the increased allocation of general administrative expenses to casualty reinsurance.

Specialty Insurance and Reinsurance

Specialty insurance includes marine and aviation insurance written by Aspen Re. Specialty reinsurance lines of business includes aviation, contingency and marine reinsurance.

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our specialty insurance and reinsurance segment for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$53.4	$41.6	$95.0
Net premiums written	44.6	41.7	86.3
Gross premiums earned	37.8	34.7	72.5
Net premiums earned	28.0	31.6	59.6
Losses and loss adjustment expenses	(25.0)	(6.8)	(31.8)
Policy acquisition, operating and administration expenses	(8.0)	(6.5)	(14.5)
Underwriting profit	$(5.0)	$18.3	$13.3

Ratios
Loss ratio	89.3%	21.5%	53.4%
Expense ratio	28.6%	20.6%	24.3%
Combined ratio	117.9%	42.1%	77.7%

	Three Months Ended June 30, 2004
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$—	$23.2	$23.2
Net premiums written	—	23.8	23.8
Gross premiums earned	—	31.8	31.8
Net premiums earned	—	31.3	31.3
Losses and loss adjustment expenses	—	(11.5)	(11.5)
Policy acquisition, operating and administration expenses	—	(6.9)	(6.9)
Underwriting profit	$—	$12.9	$12.9

Ratios
Loss ratio	—	36.7%	36.7%
Expense ratio	—	22.1%	22.1%
Combined ratio	—	58.8%	58.8%

Gross premiums written.    Gross premiums written in this segment increased by 309.5% to $95 million compared to the three months ended June 30, 2004, as a result of the business written by the new marine and aviation insurance underwriting teams. Of the $53.4 million in new gross premiums written in the three months ended June 30, 2005, $21.9 million comprised marine liability, $11.8 million comprised aviation, $11.2 million comprised marine energy, and $8.4 million marine hull.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $31.8 million for the three months ended June 30, 2005, representing 53.4% of net earned premiums for the three months ended June 30, 2005. The $20.3 million increase compared to the three months ended June 30, 2004 was primarily due to one relatively large business interruption liability claim following an explosion in a gas pipeline amounting to $23 million of gross losses, which is $13 million net of reinsurance.

Policy acquisition, operating and administration expenses.    Total expenses were $14.5 million for the three months ended June 30, 2005. The $7.6 million increase in expenses from the three months ended June 30, 2004 reflected the expenses incurred from the new marine and aviation insurance team.

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

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our property and casualty insurance segment for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$53.7	$78.3	$132.0
Net premiums written	42.5	71.9	114.4
Gross premiums earned	24.0	64.5	88.5
Net premiums earned	17.2	58.2	75.4
Losses and loss adjustment expenses	(11.6)	(33.3)	(44.9)
Policy acquisition, operating and administration expenses	(5.9)	(13.7)	(19.6)
Underwriting profit	$(0.3)	$11.2	$10.9

Ratios
Loss ratio	67.4%	57.2%	59.5%
Expense ratio	34.3%	23.6%	26.0%
Combined ratio	101.7%	80.8%	85.5%

	Three Months Ended June 30, 2004
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$31.8	$56.1	$87.9
Net premiums written	31.0	50.8	81.8
Gross premiums earned	24.5	62.5	87.0
Net premiums earned	20.6	56.2	76.8
Losses and loss adjustment expenses	(8.2)	(33.8)	(42.0)
Policy acquisition, operating and administration expenses	(6.2)	(12.8)	(19.0)
Underwriting profit	$6.2	$9.6	$15.8

Ratios
Loss ratio	39.8%	60.1%	54.7%
Expense ratio	30.1%	22.8%	24.7%
Combined ratio	69.9%	82.9%	79.4%

Gross premiums written.    Gross premiums written in the insurance segment for the three months ended June 30, 2005 were $132.0 million, a 50.2% increase from the three months ended June 30, 2004. The increase is attributable to increases in our U.S. business. Our U.S. property and casualty insurance business increased in this period compared to the second quarter of 2004 as Aspen Specialty was still in the early stages of development in the beginning of 2004.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $44.9 million. The increase of $2.9 million in loss and loss adjustment expenses was due to reserves being established in relation to the additional premium written, offset by a reduction in the property loss ratio as a result of a $6.3 million prior period release.

Policy acquisition, operating and administration expenses.    Total expenses were $19.6 million for the three months ended June 30, 2005, equivalent to 26.0% of net earned premiums. The increase in expense ratio within the property insurance business was due to higher acquisition costs on business written by Aspen Specialty.

Results of Operations for the Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2005 and 2004.

Gross premiums written.    For the six months ended June 30, 2005, gross premiums written were $1,353.5 million, a 32.6% increase over the $1,020.6 million written for the six months ended June 30, 2004. This was due to increased premiums in the casualty reinsurance book, which has expanded by 29.5% from $309.6 million for the six months ended June 30, 2004 to $401.0 million for the six months ended June 30, 2005, and the development of our new marine and aviation classes of business which were not written in the first half of 2004. Three new bespoke reinsurance contracts written in our Bermuda operations contributed $64.9 million to our gross premiums written for the six months ended June 30, 2005, of which $19.3 million is accounted for in our property reinsurance segment, $41.8 million in our casualty reinsurance segment and $3.8 million in our specialty segment.

Reinsurance ceded.    Reinsurance premiums ceded for the six months ended June 30, 2005 were $234.5 million compared to $147.6 million for the six months ended June 30, 2004 as a result of an additional $41.1 million of reinsurance protection purchased for our property reinsurance class, $17.5 million of treaty reinsurance for Aspen Specialty, $4.3 million of additional cover for our casualty reinsurance class and protection purchased for the new classes of business.

Net premiums written.    Net premiums written for the six months ended June 30, 2005 were $1,119.0 million. This represents a 28.2% increase over the equivalent period in 2004 and was a consequence of the increase in gross premiums written.

Net premiums earned.    Net premiums earned for the six months ended June 30, 2005 were $773.7 million, an increase of 22.3% over the comparative period and consistent with the increase in net written premiums.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the six months ended June 30, 2005 were $403.3 million, which was an increase of $139.8 million compared to the six months ended June 30, 2004. This increase was due to the requirement to reserve for the new business written partly offset by the cumulative effect of a $24.0 million release from prior year reserves. The loss ratio has increased from 41.7% for the six months ended June 30, 2004 to 52.1% for the six months ended June 30, 2005 reflecting the exceptionally low level of catastrophe claims in 2004 together with the greater proportion of casualty and specialty business written in 2005 which generally attracts a higher initial loss ratio.

Policy acquisition and administrative expenses.    Policy acquisition and administrative expenses for the six months ended June 30, 2005 were $206.4 million representing 26.7% of net premiums earned. This was consistent with acquisition expenses for the six months ended June 30, 2004 which were $168.4 million representing 26.6% of net premiums earned.

Net investment income.    Net investment income of $52.6 million for the six months ended June 30, 2005 represents an increase of 95.5% over the $26.9 million earned in the six months ended June 30, 2004. The increase was due to rising portfolio book yield, as well as a $1,039.6 million increase in the value of cash and investments held by the group in the twelve months since June 30, 2004.

Income before tax.    Income before tax for the six months ended June 30, 2005 was $199.5 million, compared to $222.3 million for the six months ended June 30, 2004.

Income tax expense.    Income tax expense for the six months ended June 30, 2005 was $45.6 million. Our consolidated tax rate for the six months ended June 30, 2005 was 22.9%, compared to 25.4% for the six months ended June 30, 2004.

Net income.    Net income for the six months ended June 30, 2005 was $153.9 million, equivalent to $2.22 earnings per basic share and $2.13 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the six months ended June 30, 2005.

Underwriting Results by Operating Segments

The following table summarizes gross and net written premium, underwriting results, and combined ratios and reserves for each of our four business segments for the six months ended June 30, 2005 and June 30, 2004:

	Six Months Ended June 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$498.8	$401.0	$244.4	$209.3	$1,353.5
Net premiums written	347.4	383.5	222.9	165.2	1,119.0
Gross premiums earned	350.5	238.9	120.2	182.4	892.0
Net premiums earned	283.6	229.4	105.6	155.1	773.7
Expenses:
Losses and loss expenses	(91.3)	(165.6)	(53.0)	(93.4)	(403.3)
Policy acquisition, operating and administrative expenses	(89.9)	(51.7)	(25.1)	(39.7)	(206.4)
Underwriting profit	$102.4	$12.1	$27.5	$22.0	$164.0

Net reserves for loss and loss adjustment expenses	$228.7	$533.6	$123.6	$345.3	$1,231.2
Ratios
Loss ratio	32.2%	72.2%	50.2%	60.2%	52.1%
Expense ratio	31.7%	22.5%	23.8%	25.6%	26.7%
Combined ratio	63.9%	94.7%	74.0%	85.8%	78.8%

	Six Months Ended June 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$479.3	$309.6	$62.5	$169.2	$1,020.6
Net premiums written	373.9	301.3	61.5	136.3	873.0
Gross premiums earned	324.4	163.3	66.4	178.0	732.1
Net premiums earned	255.3	160.4	63.9	153.2	632.8
Expenses:
Losses and loss expenses	(43.3)	(109.7)	(26.0)	(84.5)	(263.5)
Policy acquisition, operating and administrative expenses	(82.9)	(35.1)	(12.1)	(38.3)	(168.4)
Underwriting profit	129.1	15.6	25.8	30.4	200.9

Net reserves for loss and loss adjustment expenses	$133.7	$236.9	$90.8	$231.4	$692.8
Ratios
Loss ratio	17.0%	68.4%	40.7%	55.2%	41.7%
Expense ratio	32.4%	21.9%	18.9%	25.0%	26.6%
Combined ratio	49.4%	90.3%	59.6%	80.2%	68.3%

For the Six Months Ended June 30, 2005 versus the Six Months Ended June 30, 2004

Property Reinsurance

Gross premiums written.    Gross premiums written for the six months ended June 30, 2005 were $498.8 million, an increase of 4.1% over the equivalent period in 2004. Gross premiums written in this segment have not significantly increased due to the maturity of the business claims and our strategy not to increase our exposure to this segment at this time; however, attractive opportunities arose such as the quota share contract with Lloyd's Syndicate 958 (Omega Underwriting Agents), which produced $19.3 million in gross premiums written to date.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $91.3 million for the six months ended June 30, 2005, representing 32.2% of net earned premiums. The increase from a 17.0% loss ratio for the six months ended June 30, 2004 to a loss ratio of 32.2% for the six months ended June 30, 2005 was a result of the exceptionally low level of claims and the release of $8.8 million of prior year reserves in 2004, compared to a relatively low level of claims and a $3.1 million prior year increase in loss reserves in 2005 related to storm losses in the third quarter of 2004. The loss ratio for the six months ended June 30, 2005 was also adversely impacted by a significant energy loss in the first quarter.

Policy acquisition, operating and administration expenses.    Total expenses were $89.9 million for the six months ended June 30, 2005, equivalent to 31.7% of net earned premiums. The increase from $82.9 million, 32.4% of net premium, for the six months ended June 30, 2004 was due to the additional operational resources required by the Company to service the growth in premiums.

Casualty Reinsurance

Gross premiums written.    In accordance with our strategy to write more U.S. casualty business while the rating environment and terms and conditions remain attractive, gross premiums written for our casualty reinsurance line of business increased by 29.5% compared to the six months ended June 30, 2004.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $165.6 million for the six months ended June 30, 2005 representing an increase of 51.0% over the six months ended June 30, 2004. The $55.9 million increase was due to the increase in earned premium in 2005 and an increase in the proportion of U.S. casualty business written, which is reserved at a higher loss ratio.

Policy acquisition, operating and administration expenses.    Total expenses were $51.7 million for the six months ended June 30, 2005, equivalent to 22.5% of net earned premiums, a small increase of 0.6% over the six months ended June 30, 2004. The increase in expense ratio reflected the higher commission rates applied to U.S. casualty business and an increased allocation of general administrative expenses to casualty reinsurance.

Specialty Insurance and Reinsurance

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our specialty insurance and reinsurance segment for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$163.2	$81.2	$244.4
Net premiums written	142.4	80.5	222.9
Gross premiums earned	60.6	59.6	120.2
Net premiums earned	46.9	58.7	105.6
Losses and loss adjustment expenses	(37.9)	(15.1)	(53.0)
Policy acquisition, operating and administration expenses	(13.3)	(11.8)	(25.1)
Underwriting profit	$(4.3)	$31.8	$27.5

Ratios
Loss ratio	80.8%	25.7%	50.2%
Expense ratio	28.4%	20.1%	23.8%
Combined ratio	109.2%	45.8%	74.0%

	Six Months Ended June 30, 2004
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$—	$62.5	$62.5
Net premiums written	—	61.5	61.5
Gross premiums earned	—	66.4	66.4
Net premiums earned	—	63.9	63.9
Losses and loss adjustment expenses	—	(26.0)	(26.0)
Policy acquisition, operating and administration expenses	—	(12.1)	(12.1)
Underwriting profit	$—	$25.8	$25.8

Ratios
Loss ratio	—	40.7%	40.7%
Expense ratio	—	18.9%	18.9%
Combined ratio	—	59.6%	59.6%

Gross premiums written.    Gross premiums written increased by 291.0% compared to the six months ended June 30, 2004, largely as a result of the business written by the new marine and aviation insurance underwriting teams, which was not written in the equivalent period in 2004.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $53.0 million for the six months ended June 30, 2005, representing 50.2% of net earned premiums for the six months ended June 30, 2005. The $27.0 million increase compared to the six months ended June 30, 2004 was due to the impact of the new specialty marine and aviation insurance business line which was offset by a release of $15.3 million from prior year reserves mainly from specialty reinsurance business.

Policy acquisition, operating and administration expenses.    Total expenses were $25.1 million for the six months ended June 30, 2005. The $13.0 million increase in expenses from the six months ended June 30, 2004 reflected the expenses incurred from the new marine and aviation insurance team.

Property and Casualty Insurance

The following table summarizes gross and net written premiums and underwriting results for each of the lines of business within our property and casualty insurance segment for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$77.7	$131.6	$209.3
Net premiums written	48.8	116.4	165.2
Gross premiums earned	51.8	130.6	182.4
Net premiums earned	38.4	116.7	155.1
Losses and loss expenses	(19.7)	(73.7)	(93.4)
Policy acquisition, operating and administration expenses	(12.3)	(27.4)	(39.7)
Underwriting profit	$6.4	15.6	$22.0

Ratios
Loss ratio	51.3%	63.1%	60.2%
Expense ratio	32.0%	23.5%	25.6%
Combined ratio	83.3%	86.6%	85.8%

	Six Months Ended June 30, 2004
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$55.7	$113.5	$169.2
Net premiums written	37.0	99.3	136.3
Gross premiums earned	45.6	132.4	178.0
Net premiums earned	34.9	118.3	153.2
Losses and loss expenses	(17.4)	(67.1)	(84.5)
Policy acquisition, operating and administration expenses	(10.3)	(28.0)	(38.3)
Underwriting profit	$7.2	$23.2	$30.4

Ratios
Loss ratio	49.9%	56.7%	55.2%
Expense ratio	29.5%	23.7%	25.0%
Combined ratio	79.4%	80.4%	80.2%

Gross premiums written.    Gross premiums written for the six months ended June 30, 2005 were $209.3 million, a 23.7% increase from the six months ended June 30, 2004. This increase was due to the greater amount of property and casualty insurance written on a surplus lines basis by Aspen Specialty in 2005. Aspen Specialty wrote $78 million in this period compared to $21 million in the corresponding period in 2004.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $93.4 million for the six months ended June 30, 2005. The $8.9 million increase compared to the six months ended June 30, 2004 was due to a higher loss ratio applied to the business written by Aspen Specialty business which was offset by a release of $12.5 million from prior year reserves attributed $8.0 million to property and $4.5 million to liability business.

Policy acquisition, operating and administration expenses.    Total expenses were $39.7 million for the six months ended June 30, 2005, equivalent to 25.6% of net earned premiums, a small increase of 0.6% over the six months ended June 30, 2004.

Reserves for losses and loss expenses

As of June 30, 2005, we had accrued losses and loss adjustment expense reserves of $1,471.1 million. This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $1,471.1 million at the balance sheet date of June 30, 2005 a total of $853.2 million or 58.0% represented IBNR claims.

	As at June 30, 2005
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$371.5	$(142.8)	$228.7
Casualty Reinsurance	541.6	(8.0)	533.6
Specialty Insurance and Reinsurance	162.4	(38.8)	123.6
Property and Casualty Insurance	395.6	(50.3)	345.3
Total Losses and loss expense reserve	$1,471.1	$(239.9)	$1,231.2

For the six months ended June 30, 2005, there was a reduction of our estimate of the ultimate claims to be paid in respect of prior accident years of $24.0 million. An analysis of this reduction by line of business is as follows:

As at June 30, 2005
($ in millions)
Property Reinsurance	$(3.1)
Casualty Reinsurance	(0.7)
Specialty Insurance and Reinsurance	15.3
Property and Casualty Insurance	12.5
Total Losses and loss expense reserve	$24.0

The key elements which gave rise to the favorable development during the three months ended June 30, 2005 were as follows:

Property Reinsurance:    There was some small adverse development on the hurricane losses that took place in the third quarter of 2004 notified in the period, giving rise to the strengthening in reserves by $3.1million.

Specialty Insurance and Reinsurance:    This account has benefited from favorable development on its marine and aviation reinsurance account as well as favorable development on the quota share contracts written in 2002 and 2003.

Property and Casualty Insurance:    The development of the U.K. commercial property and the U.K. commercial liability account has been favorable in the period resulting in a reduction in the assessed reserve requirements.

Other than the matters described above, we did not make any significant changes in assumptions used in our reserving process. However, because the period of time we have been in operation is short, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

For a more detailed description see "Management's Discussion and Analysis — Critical Accounting Policies — Reserves for Losses and Loss Expenses," included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission.

Liquidity and capital resources

Aspen is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Aspen Re, Aspen Bermuda and Aspen Specialty. Aspen relies primarily on dividends and other permitted distributions from these insurance subsidiaries to pay its operating expenses, interest on debt finance and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Aspen Re, Aspen Bermuda and Aspen Specialty to Aspen, which are described in more detail in the "Business - Regulatory Matters" section of the 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Our aggregate invested assets as of June 30, 2005 totalled $2.92 billion compared to aggregate invested assets of $2.73 billion as of December 31, 2004. The increase in invested assets since December 31, 2004 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, operating and administrative expenses paid. Total net cash flow from operations from December 31, 2004 through June 30, 2005 was $378.7 million a decrease from $437.3 in the six months ended June 30, 2004.

For the six months ended June 30, 2005, our cash flows from operations provided us with sufficient liquidity to meet our operational requirements. On June 17, 2005, we paid a quarterly dividend of $0.15 per ordinary share to shareholders of record on June 7, 2005.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of June 30, 2005, were:

	Payments due by period
	2005	2006	2007	2008	2009	Later years	Total
	($ in millions)
Operating Lease Obligations	3.1	5.8	5.4	5.5	5.3	8.6	33.7
Long Term Debt Obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses	421.1	324.1	210.1	158.3	101.7	255.8	1,471.1

(1)	The long term debt obligations disclosed above does not include $15 million in annual interest payable on our senior notes.

In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under "Critical Accounting Policies Reserves for Losses and Loss Expenses" in our Annual Report on Form 10-K for fiscal year ended December 31, 2004.

On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005. The facility will be used by us and certain of our subsidiaries (the "Borrowers") to provide funding for our insurance subsidiaries, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralised letters of credit. The facility will expire on August 2, 2010. The credit agreement replaces the Company's $150 million three-year credit agreement dated August 26, 2003, which would have expired on August 29, 2006, and the $50 million 364-day credit agreement, dated as of August 26, 2003, both of which were terminated as of August 2, 2005 upon the effectiveness of the credit agreement.

Under the credit agreement, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from issuance of our capital stock, each as accrued from January 1, 2005. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit agreement contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company's equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P financial strength rating of A−; make certain investments; agree with others to limit the ability of the Company's subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit agreement also includes covenants that restrict the ability of the Company's subsidiaries to incur indebtedness and guarantee obligations.

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

Cautionary statement regarding forward-looking statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms "believe", "do not believe", "anticipate", "expect", "plan", "estimate", "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company's 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

The loss reserves and other estimates regarding natural or man-made catastrophes, including windstorms, as well as the impact of industry losses on pricing and terms and conditions, could be affected by the following:

•	the total industry losses resulting from these catastrophes;

•	the actual number of the Company's insureds incurring losses from these catastrophes;

•	the limited actual loss reports received from the Company's insureds to date;

•	the Company's reliance on industry loss estimates and those generated by modeling techniques;

•	the amount and timing of losses actually incurred and reported by insureds to the Company;

•	the continued uncertainty in the range of loss estimates to date from the insurance industry;

•	the impact of these storms in the marine and energy market;

•	the inherent uncertainties of establishing estimates and reserves for losses and loss adjustment expenses;

•	the amount and timing of reinsurance recoverables and reimbursements actually received by the Company from its reinsurers; and

•	the overall level of competition, and the related demand and supply dynamics, in the wind exposed property reinsurance lines as contracts come up for renewal.

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

As at June 30, 2005, our portfolio had an approximate duration of 2.10 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve

Movement in rates in basis points	−100	−50	0	50	100
	($ in thousands, except percentages)
Market Value	$2,993,056	$2,957,806	$2,922,700	$2,887,742	$2,853,037
Gain/Loss	70,356	35,106	0	(34,958)	(69,663)
Percentage of Portfolio	2.41%	1.20%	0	−1.20%	−2.38%

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and our UK insurance businesses are U.S. Dollars and British Pounds respectively. As of June 30, 2005, approximately 72% of our cash investments were held in U.S. Dollars, approximately 20% were in British Pounds and approximately 8% were in currencies other than the U.S. Dollar and the British Pound. For the six months ended June 30, 2005, 36.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2005. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2005, would have impacted reported net comprehensive income by approximately $41.4 million for the three months ended June 30, 2005.

Apart from a limited value of excess assets denominated in British Pounds held in Aspen Re in support of our UK insurance activities, we seek to manage our foreign currency risk by matching our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at June 30, 2005.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. No more than 5% of the fixed-income securities in our investment portfolio may be rated below "A−". As at June 30, 2005, the average rate of fixed income securities in our investment portfolio was "AAA". In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of "A" (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is "A−" (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

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

Changes in internal control over financial reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

(a) Our 2005 Annual General Meeting of Shareholders was held on May 26, 2005.

(b) Proxies were solicited by our management in connection with our 2005 Annual General Meeting.

(c) The following matters were voted upon at the Annual General Meeting with the voting results indicated. Paragraphs (5) through (8) below relate to matters concerning the Company's subsidiaries. The Company's Bye-Law 84 provides that if the Company is required or entitled to vote at a general meeting of any of its subsidiaries organized under the laws of a jurisdiction outside the United States of America (each, a "Non-U.S. Subsidiary") the Board will refer the subject matter of the vote to the Shareholders of the Company in a general meeting of the Company.

(1) Proposal Regarding Election of Class I Directors

Our Bye-Laws provide for a classified board of directors, divided into three classes. At the 2005 Annual General Meeting, the Shareholders elected two of our Class I Directors, who shall serve until our 2008 Annual General Meeting.

Nominee	Votes For	Votes Against	Votes Withheld
Christopher O'Kane	48,495,399	235,068	—
Heidi Hutter	48,500,348	230,119	—

(2) Proposal Regarding Appointment of an Independent Registered Public Accounting Firm

Our Shareholders voted to approve the appointment of KPMG Audit Plc ("KPMG") as our independent registered public accounting firm for the 2005 fiscal year, and have authorized the Company's Board of Directors to set their remuneration.

Votes For	Votes Against	Votes Withheld
48,679,346	31,361	19,760

(3) Proposals Regarding Amendments to the Amended and Restated Bye-Laws of the Company

The Board of Directors unanimously determined at its meeting held on March 3, 2005 that it is in the best interests of the Company and its Shareholders to make certain amendments to our Amended and Restated Bye-Laws. The Shareholders were asked to consider amendments to Bye-Laws 1, 3, 12, 33, 85, 91, 100, 105, 109, 110, 115, 116, 119, 120, 142, 147 and 148. The seventeen Bye-law proposals appeared separately on the proxy card and were voted upon and approved separately by the Shareholders. Following such approval, the Company filed its Amended and Restated Bye-Laws on its current report on Form 8-K dated May 27, 2005.

Proposal	Votes For	Votes Against	Votes Withheld
Proposal 3.1 To Amend Bye-Law 1	48,662,146	15,467	52,853

Proposal	Votes For	Votes Against	Votes Withheld
Proposal 3.2 To Amend Bye-Law 3	47,654,144	969,838	106,485
Proposal 3.3 To Amend Bye-Law 12	48,680,727	13,860	35,880
Proposal 3.4 To Amend Bye-Law 33	48,534,513	11,852	184,102
Proposal 3.5 To Amend Bye-Law 85	48,661,795	11,952	56,720
Proposal 3.6 To Amend Bye-Law 91	48,681,179	13,057	36,231
Proposal 3.7 To Amend Bye-Law 100	48,681,379	12,856	36,231
Proposal 3.8 To Amend Bye-Law 105	48,533,810	12,555	184,102
Proposal 3.9 To Amend Bye-Law 109	48,681,681	12,555	36,231
Proposal 3.10 To Amend Bye-Law 110	48,660,690	13,157	56,619
Proposal 3.11 To Amend Bye-Law 115	48,683,589	10,646	36,231
Proposal 3.12 To Amend Bye-Law 116	48,535,718	10,646	184,102
Proposal 3.13 To Amend Bye-Law 119	48,682,082	12,153	36,231
Proposal 3.14 To Amend Bye-Law 120	48,683,589	10,646	36,231
Proposal 3.15 To Amend Bye-Law 142	48,683,589	10,646	36,231
Proposal 3.16 To Amend Bye-Law 147	48,682,986	11,249	36,231
Proposal 3.17 To Amend Bye-Law 148	48,683,488	10,747	36,231

(4) Proposals Regarding Amendment to the Company's 2003 Share Incentive Plan

Our shareholders voted to approve the increase in the number of options under the 2003 Share Incentive Plan, as approved by our Board of Directors on March 3, 2005. Following such approval, the Company filed the amended 2003 Share Incentive Plan on its current report on Form 8-K dated May 27, 2005.

Votes For	Votes Against	Votes Withheld
47,070,238	1,579,355	80,874

(5) Proposals Regarding Various Matters Concerning Aspen Re, a wholly owned insurance company organized under the laws of England and Wales

At the 2005 Annual General Meeting, the Shareholders elected 10 nominees as designated company directors who will serve as Aspen Re directors.

Nominee	Votes For	Votes Against	Votes Withheld
Paul Myners	48,496,883	233,584	—
Christopher O'Kane	48,496,883	233,584	—
Julian Cusack	48,496,252	234,215	—
David May	48,496,883	233,584	—
Ian Cormack	48,496,883	233,584	—
Marek Gumienny	48,496,883	233,584	—
Richard Keeling	48,496,252	234,215	—
Ian Campbell	48,496,883	233,584	—
Sarah Davies	48,496,883	233,584	—
Heidi Hutter	48,496,883	233,584	—

At the 2005 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Re to allot shares pursuant to Section 80 of the United Kingdom's Companies Act.

Votes For	Votes Against	Votes Withheld
44,838,270	158,316	392,965

At the 2005 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Re for the 2005 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors of Aspen Re to set their remuneration.

Votes For	Votes Against	Votes Withheld
44,959,566	43,492	386,494

At the 2005 Annual General Meeting, the Shareholders voted to approve the amendment of Aspen Re's articles of association in connection with indemnification of directors.

Votes For	Votes Against	Votes Withheld
44,973,479	29,377	386,695

(6) Proposals Regarding Various Matters Concerning Aspen Insurance UK Services Limited ("Aspen Services"), a wholly owned company organized under the laws of England and Wales

At the 2005 Annual General Meeting, the Shareholders elected five nominees as designated company directors who will serve as Aspen Services directors.

Nominee	Votes For	Votes Against	Votes Withheld
Christopher O'Kane	48,495,549	234,918	—
Julian Cusack	48,496,431	234,036	—
David May	48,496,431	234,036	—
Ian Campbell	48,496,431	234,036	—
Sarah Davies	48,495,549	234,918	—

At the 2005 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Services to allot shares pursuant to Section 80 of the United Kingdom's Companies Act.

Votes For	Votes Against	Votes Withheld
44,839,048	12,053	538,450

At the 2005 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Services for the 2005 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors of Aspen Services to set their remuneration.

Votes For	Votes Against	Votes Withheld
44,958,962	44,095	386,494

At the 2005 Annual General Meeting, the Shareholders voted to approve the amendment of the articles of association of Aspen Services in connection with indemnification of directors.

Votes For	Votes Against	Votes Withheld
44,972,826	30,030	386,695

(7) Proposals Regarding Various Matters Concerning Aspen (UK) Holdings Limited ("Aspen (UK) Holdings"), a wholly owned intermediary holding company organized under the laws of England and Wales

At the 2005 Annual General Meeting, the Shareholders elected four nominees as designated company directors who will serve as Aspen (UK) Holdings directors.

Nominee	Votes For	Votes Against	Votes Withheld
Christopher O'Kane	48,498,389	232,078	—
Julian Cusack	48,495,577	234,890	—
Ian Campbell	48,495,577	234,890	—
Sarah Davies	48,495,577	234,890	—

At the 2005 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen (UK) Holdings to allot shares pursuant to Section 80 of the United Kingdom's Companies Act.

Votes For	Votes Against	Votes Withheld
44,840,530	10,144	538,877

At the 2005 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen (UK) Holdings for the 2005 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors of Aspen (UK) Holdings to set their remuneration.

Votes For	Votes Against	Votes Withheld
44,957,204	45,601	386,745

At the 2005 Annual General Meeting, the Shareholders voted to approve the amendment of the articles of association of Aspen (UK) Holdings in connection with indemnification of directors.

Votes For	Votes Against	Votes Withheld
44,967,664	376,416	45,471

(8) Proposals Regarding Various Matters Concerning Aspen Bermuda, a wholly owned insurance company organized under the laws of Bermuda

At the 2005 Annual General Meeting, the Shareholders elected six nominees as designated company directors who will serve as Aspen Bermuda directors and voted to authorize the board of directors of Aspen Bermuda to appoint any individual as an alternate director or as a director to fill any casual vacancy created from time to time.

Nominee	Votes For	Votes Against	Votes Withheld
Christopher O'Kane	48,498,389	232,078	—
Julian Cusack	48,496,882	233,585	—
James Few	48,496,882	233,585	—
David Skinner	48,496,882	233,585	—
Kate Vacher	48,496,882	233,585	—
Sarah Davies	48,496,882	233,585	—

At the 2005 Annual General Meeting, the Shareholders voted to approve the appointment of KPMG as the auditor of Aspen Bermuda for the 2005 fiscal year, and have authorized the board of directors of Aspen Bermuda to set their remuneration.

Votes For	Votes Against	Votes Withheld
44,945,604	42,488	386,494

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (1)
3.2	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 27, 2005)
4.1	Specimen Ordinary Share Certificate (1)
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (1)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.5	Exchange and Registration Rights Agreement among the Company, Deutsche Bank Securities Inc. and Goldman Sachs & Co. as representatives of the purchasers named in Schedule I thereto, dated August 16, 2004 (3)
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (1)
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (1)
10.3	Service Agreement dated September 24, 2004 among Christopher O'Kane, Aspen Insurance U.K. Services Limited and the Company (2) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (2)*
10.5	Service Agreement dated September 24, 2004 among Sarah Davies, Aspen Insurance U.K. Services Limited and the Company (2) *
10.6	Service Agreement dated March 10, 2005 between David May and Aspen Insurance UK Services Limited (4) *
10.7	Aspen Insurance Holdings Limited 2003 Amended Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2005) *
10.8	Five-Year Credit Agreement dated as of August 2, 2005 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2005)
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (1)
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (1)
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (1)
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)

Exhibit Number	Description
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.19	Form of Shareholder's Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to Exhibit 4.11 to the Company's 2005 Registration Statement on Form F-3 (Registration No. 333-122571) *
10.20	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (4) *
10.21	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (4) *
10.22	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (4) *
10.23	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (4) *
10.24	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan, filed with this report *
10.25	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (4) *
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435).

(2)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Current Report on Form 8-K filed on September 24, 2004.

(3)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314).

(4)	Incorporated herein by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005.

(b) Reports on Form 8-K

(1)	Current Report on Form 8-K filed on April 26, 2005, under Items 7.01 and 9.01, furnishing the Company's proxy statements to its shareholders for the annual general meeting held on May 26, 2005.

(2)	Current Report on Form 8-K filed on April 29, 2005 under Items 2.02, 7.01 and 9.01, announcing the Company's results for the first quarter ended March 31, 2004.

(3)	Current Report on Form 8-K filed on May 27, 2005 under Items 1.01, 3.01, 8.01 and 9.01, in connection with the Company's amended bye-laws, amended share incentive plan and appointment of a new director.

(4)	Current Report on Form 8-K filed on June 28, 2005 under Items 7.01 and 9.01, updating the Company's guidance with respect to estimated gross written premiums for 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005	By:	/s/ Christopher O'Kane
Christopher O'Kane Chief Executive Officer
Date: August 8, 2005	By:	/s/ Julian Cusack
Julian Cusack Chief Financial Officer