Form 10-Q
period 2005-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2005-11-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2005, or

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

As of November 1, 2005, there were 86,934,425 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	Notes	September 30, 2005	December 31, 2004
		(Unaudited)
ASSETS
Investments
Fixed maturities		$2,645.5	$2,207.2
Short-term investments		491.5	528.7
Total investments	7	3,137.0	2,735.9
Cash and cash equivalents		369.4	284.9
Reinsurance recoverables
Unpaid losses	2	894.8	197.7
Ceded unearned premiums		155.4	40.4
Receivables
Underwriting premiums		798.4	494.2
Other		37.8	39.2
Deferred policy acquisition costs		194.8	115.6
Derivatives at fair value		16.5	23.6
Office properties and equipment		19.1	5.0
Intangible assets	8	8.2	6.6
Total Assets		$5,631.4	$3,943.1
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	2	$2,748.6	$1,277.9
Unearned premiums		1,129.8	714.0
Total insurance reserves		3,878.4	1,991.9
Payables
Reinsurance premiums		205.0	54.2
Accrued expenses and other payables		57.8	142.0
Liabilities under derivative contracts		17.0	24.2
Total Payables		279.8	220.4
Long term debt		249.3	249.3
Total Liabilities		$4,407.5	$2,461.6
SHAREHOLDERS' EQUITY
Ordinary Shares 69,342,486 ordinary shares of 0.15144558¢ each (2004 - 69,315,099)		1,100.2	1,096.1
Retained earnings		128.2	367.5
Accumulated other comprehensive income, net of taxes		(4.5)	17.9
Total ordinary shareholders' equity		1,223.9	1,481.5
Total liabilities and shareholders' equity		$5,631.4	$3,943.1

See accompanying notes to unaudited condensed consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Notes	Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Revenues
Net premiums earned	5	$379.4	$293.4	$1,153.1	$926.2
Net investment income		29.4	19.4	82.0	46.3
Realized investment gains/(losses)		(1.4)	1.9	(1.4)	(2.4)
Total Revenues		$407.4	$314.7	$1,233.7	$970.1
Expenses
Insurance losses and loss adjustment expenses		$(683.0)	$(303.2)	$(1,086.3)	$(566.7)
Policy acquisition expenses		(71.1)	(40.0)	(218.4)	(164.2)
Operating and administration expenses		(31.5)	(26.5)	(90.6)	(70.7)
Interest on long term loans		(4.3)	(2.7)	(12.2)	(3.2)
Realized exchange gains/(losses)		(3.9)	1.4	(8.7)	0.7
Other expenses		(4.8)	(2.1)	(9.2)	(2.1)
Total Expenses		(798.6)	(373.1)	(1,425.4)	(806.2)
Income/(loss) from operations before income tax		(391.2)	(58.4)	(191.7)	163.9
Income tax (expense)/benefit		29.2	15.4	(16.4)	(41.0)
Net Income/(Loss)		$(362.0)	$(43.0)	$(208.1)	$122.9
Per share data
Weighted average number of ordinary share and share equivalents
Basic		69,343,435	69,174,303	69,339,484	69,175,603
Diluted		69,343,435	69,174,303	69,339,484	71,751,883
Basic earnings per ordinary share		$(5.22)	$(0.62)	$(3.00)	$1.78
Diluted earnings per ordinary share		$(5.22)	$(0.62)	$(3.00)	$1.71

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ordinary shares:
Beginning of period	$1,100.5	$1,092.7	$1,096.1	$1,090.8
Shares issued:
New shares issued	0.0	0.0	0.3	0.0
Share-based compensation	(0.3)	1.3	3.8	3.2
End of period	$1,100.2	$1,094.0	$1,100.2	$1,094.0
Retained earnings:
Beginning of period	500.6	342.4	367.5	180.7
Net income for the period	(362.0)	(43.0)	(208.1)	122.9
Payment of Dividend	(10.4)	(2.0)	(31.2)	(6.2)
End of period	$128.2	$297.4	$128.2	$297.4
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments:
Unrealized gains on foreign currency translation net of taxes
Beginning of period	15.9	28.1	27.9	27.8
Change for the period	12.1	1.8	0.1	2.1
End of period	$28.0	$29.9	$28.0	$29.9
Gain/(Loss) on Derivatives:
Beginning of period	(2.1)	0.0	(2.2)	0.0
Change for period	0.0	(1.9)	0.1	(1.9)
End of period	$(2.1)	$(1.9)	$(2.1)	$(1.9)
Unrealized appreciation/(depreciation) on investments, net of taxes:
Beginning of period	(7.2)	(9.7)	(7.8)	(0.6)
Change for the period	(17.6)	8.0	(20.9)	(1.1)
Reclassification to net realized (gains)/losses	(5.6)	0.0	(1.7)	0.0
End of period	$(30.4)	$(1.7)	$(30.4)	$(1.7)
Total accumulated other comprehensive income	$(4.5)	$26.3	$(4.5)	$26.3
Total Shareholders' Equity	$1,223.9	$1,417.7	$1,223.9	$1,417.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income/(loss)	$(362.0)	$(43.0)	$(208.1)	$122.9
Other comprehensive income, net of taxes
Reclassification adjustment for net realized (gains)/losses included in net income	(5.6)	0.0	(1.7)	0.0
Change in unrealized gains/(losses) on investments	(17.6)	8.0	(20.9)	(1.1)
Gains/(losses) on derivatives reclassified to interest payable	0.0	(1.9)	0.1	(1.9)
Change in gains/(losses) on foreign currency translation	12.1	1.8	0.1	2.1
Other comprehensive income/(loss)	(11.1)	7.9	(22.4)	(0.9)
Comprehensive income/(loss)	$(373.1)	$(35.1)	$(230.5)	$122.0

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Activities:
Net income/(loss)	$(362.0)	$(43.0)	$(208.1)	$122.9
Adjustments:
Depreciation and Amortisation of premium or discount on investments	6.3	1.6	11.3	4.6
Share-based compensation expense	(0.3)	1.3	3.8	3.2
Changes in insurance reserves:
Losses and loss adjustment expenses	1,276.4	370.8	1,520.0	599.7
Unearned premiums	(48.8)	(11.7)	420.8	276.8
Changes in reinsurance balances:
Reinsurance recoverables	(652.3)	(98.2)	(700.0)	(115.4)
Ceded unearned premiums	(7.6)	14.2	(116.1)	(34.1)
Changes in accrued investment income and other receivables	2.9	(7.8)	0.8	11.5
Changes in deferred policy acquisition costs	(2.5)	2.2	(79.9)	(49.6)
Changes in reinsurance premiums payable	108.5	(12.5)	156.0	26.9
Changes in premiums receivable	(45.0)	72.1	(319.2)	(183.6)
Changes in accrued expenses and other payable	(48.4)	(69.7)	(83.5)	(6.3)
Net Cash generated by operating activities	$227.2	$219.3	$605.9	$656.6
Investing Activities:
Purchases of fixed maturities	$(951.2)	$(1,134.6)	$(2,295.0)	$(3,877.9)
Proceeds from sales and maturities of fixed maturities	772.9	667.4	1,791.4	2,929.8
Net (purchases)/sales of short-term investments	(49.4)	56.1	32.8	88.8
Purchase of intangible asset	0.0	0.0	(1.6)	0.0
Purchase of equipment	(4.0)	0.0	(14.1)	(0.8)
Net cash used in investing activities	$(231.7)	$(411.1)	$(486.5)	$(860.1)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	0.0	0.0	0.3	0.0
Dividends paid	(10.4)	(4.1)	(31.2)	(6.2)
Gain/(loss) on derivatives	0.1	(2.2)	0.1	(2.2)
Proceeds from long term debt	0.0	249.3	0.0	249.3
Net cash used in financing activities	$(10.3)	$243.0	$(30.8)	$240.9
Effect of exchange rate movements on cash and cash equivalents	(0.9)	8.6	(4.1)	9.3
(Decrease)/increase in cash and cash equivalents	(15.7)	59.8	84.5	46.7
Cash and cash equivalents at beginning of period	385.1	217.7	284.9	230.8
Cash and cash equivalents at end of period	$369.4	$277.5	$369.4	$277.5
Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	18.1	15.3	57.3	36.9

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
($ in millions, except share
and per share amounts)

1.	General

Aspen Insurance Holdings Limited ("Aspen", "Aspen Holdings" or the "Company"), is a Bermudian holding company. Aspen provides, through its principal operating subsidiaries, property and casualty reinsurance in the global markets, property and liability insurance principally in the United Kingdom and the United States and specialty insurance and reinsurance, mainly consisting of marine and aviation worldwide. The principal operating subsidiaries are Aspen Insurance UK Limited ("Aspen Re"), located in London, Aspen Insurance Limited ("Aspen Bermuda") located in Bermuda and Aspen Specialty Insurance Company. ("Aspen Specialty") located in Boston.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the "Company". All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in Aspen's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001 - 31909).

In accordance with the requirements of FAS 109 "Accounting for Income Taxes" and APB 28 "Interim Financial Reporting", the estimated annual effective tax rate for the Company has been amended in the quarter due to the effect of losses from Hurricanes Katrina and Rita. The effective tax rate for the nine months ended September 30, 2005 is based on the estimated full year taxable profits from Aspen Re and Aspen Specialty. No tax benefit can be recognized for losses incurred by Aspen Bermuda as it is located in a jurisdiction in which no tax is payable and therefore Aspen Bermuda has been excluded from the effective tax rate calculation.

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses ("LAE") reserves:

	As at September 30, 2005	As at December 31, 2004
	($ in millions)

Provision for losses and LAE at start of year	$1,277.9	$525.8
Less reinsurance recoverable	(197.7)	(43.6)
Net loss and LAE at start of year	$1,080.2	$482.2
Loss reserve portfolio transfer	23.6	0.0
Provision for losses and LAE for claims incurred:
Current year	1,121.7	785.6
Prior years	(35.4)	(62.0)
Total incurred	$1,086.3	$723.6
Losses and LAE payments for claims incurred	(287.0)	(164.6)
Foreign exchange gains/(losses)	(49.3)	39.0
Net losses and LAE reserves at period end	1,853.8	1,080.2
Plus reinsurance recoverables on unpaid losses at end of period	894.8	197.7
Loss and LAE reserves at September 30, 2005 & December 31, 2004	$2,748.6	$1,277.9

For the nine months ended September 30, 2005, there was a reduction of $35.4 million in our estimate of the ultimate claims to be paid in respect of prior accident years which is discussed in more detail under Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Expenses."

The loss reserve portfolio transfer represents loss reserves assumed from Wellington Underwriting Agencies Limited's Syndicate 2020 through a quota share arrangement relating to the proportion of an account which did not already cede to us in previous quota shares. The portfolio transfer represents the provisions maintained by Syndicate 2020 for U.K. employers' liability and public liability business written into the 2002 underwriting year by the liability insurance underwriters who joined Aspen prior to the establishment of Aspen Re.

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen's ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and potentially dilutive ordinary shares outstanding during the period of calculation using the treasury stock method. In a loss-making period the number of potentially dilutive ordinary shares is considered to be zero.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share
Net income	$(5.22)	$(0.62)	$(3.00)	$1.78
Diluted earnings per share
Net income	$(5.22)	$(0.62)	$(3.00)	$1.71
Weighted average ordinary shares outstanding	69,343,435	69,174,303	69,339,484	69,175,603
Weighted average ordinary shares outstanding and dilutive potential ordinary shares	69,343,435	69,174,303	69,339,484	71,751,883

4.	Stock-based compensation plans

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

In connection with our initial public offering, the Names' Trustee exercised 440,144 investor options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. On October 15, 2004, the Names' Trustee exercised 856,218 Names' Options on both a cash and cashless basis pursuant to which 135,321 ordinary shares were issued. On October 17, 2005, the Names' Trustee exercised 228,819 options on both a cash and cashless basis pursuant to which a total of 40,381 ordinary shares were issued. As at October 20, 2005, the Names' Trustee held 1,481,579 options.

Employee options. Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the "Share Incentive Plan"). The following table summarizes information about employee options outstanding to purchase ordinary shares at September 30, 2005. The 2005 options were granted on March 3, 2005, April 15, 2005 and June 15, 2005:

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

Compensation cost charged against income for all employee options was $3.0 million for the nine months ended September 30, 2004 and $2.2 million in the nine months ended September 30, 2005.

Restricted share units. A total of 95,850 restricted share units ("RSU") were granted in 2004. Of the 2004 RSUs, 37,666 units vest, subject to the participants' continued employment, in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. In the nine months ended September 30, 2005, the Board approved the grant of an additional 48,913 RSUs under the Share Incentive Plan to six employees of subsidiaries of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on either the anniversary of the grant over three years or on each of December 31, 2005, December 31, 2006 and December 31, 2007. Compensation cost charged against income was $0.2 million for the nine months ended September 30, 2004 and $0.9 million for the nine months ended September 30, 2005.

Performance Share Awards. As at December 31, 2004, 125,807 performance share awards were outstanding. In the nine months ended September 30, 2005, the Company allocated an additional 131,227 performance shares to various officers and other employees pursuant to the Share Incentive Plan. Compensation cost charges against income was $nil for the nine months ended September 30, 2004 and $0.7 million for the nine months ended September 30, 2005.

5.	Segment reporting

Our business segments are based on how we monitor the performance of our underwriting operations. The Company has four reportable segments; property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. The directors have determined these segments by reference to the organizational structure of the business and the different services provided by the segments. The following table provides a summary of the segment revenues and results for the three months ended September 30, 2005 and 2004 and the reserves for losses and loss adjustment expenses as of September 30, 2005 and September 30, 2004:

	Three Months Ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$256.0	$81.5	$57.3	$99.2	$494.0
Net premiums written	144.6	81.2	43.5	75.2	344.5
Gross premiums earned	212.3	125.9	79.7	106.7	524.6
Net premiums earned	112.5	121.3	72.1	73.5	379.4
Expenses:
Losses and loss expenses	(463.3)	(83.1)	(71.5)	(65.1)	(683.0)
Policy acquisition, operating and administrative expenses	(33.1)	(29.0)	(21.5)	(19.0)	(102.6)
Underwriting profit/(loss)	$(383.9)	$9.2	$(20.9)	$(10.6)	$(406.2)
Net reserves for loss and loss adjustment expenses	$635.2	$608.5	$202.6	$407.5	$1,853.8
Ratios
Loss ratio	411.8%	68.5%	99.2%	88.6%	180.0%
Expense ratio	29.4%	23.9%	29.8%	25.8%	27.1%
Combined ratio	441.2%	92.4%	129.0%	114.4%	207.1%

	Three Months Ended September 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$139.5	$83.4	$19.9	$106.6	$349.4
Net premiums written	100.6	82.5	17.1	95.7	295.9
Gross premiums earned	155.2	91.9	29.1	84.9	361.1
Net premiums earned	105.9	88.1	27.2	72.2	293.4
Expenses:
Losses and loss expenses	(172.6)	(63.9)	(20.0)	(46.7)	(303.2)
Policy acquisition, operating and administrative expenses	(30.1)	(15.5)	(5.4)	(15.5)	(66.5)
Underwriting profit/(loss)	$(96.8)	$8.7	$1.8	$10.0	$(76.3)
Net reserves for loss and loss adjustment expenses	$273.5	$300.5	$130.5	$269.4	$973.9
Ratios
Loss ratio	163.0%	72.5%	73.5%	64.7%	103.3%
Expense ratio	28.4%	17.6%	19.9%	21.4%	22.7%
Combined ratio	191.4%	90.1%	93.4%	86.1%	126.0%

The following table provides a summary of the segment revenues and results for the nine months ended September 30, 2005 and 2004 and the reserves for losses and loss adjustment expenses as of September 30, 2005 and September 30, 2004:

	Nine Months Ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$754.8	$482.5	$301.7	$308.5	$1,847.5
Net premiums written	492.0	464.7	266.4	240.4	1,463.5
Gross premiums earned	562.8	364.8	199.9	289.1	1,416.6
Net premiums earned	396.1	350.7	177.7	228.6	1,153.1
Expenses:
Losses and loss expenses	(554.6)	(248.7)	(124.5)	(158.5)	(1,086.3)
Policy acquisition, operating and administrative expenses	(123.0)	(80.7)	(46.6)	(58.7)	(309.0)
Underwriting profit/(loss)	$(281.5)	$21.3	$6.6	$11.4	$(242.2)
Net reserves for loss and loss adjustment expenses	$635.2	$608.5	$202.6	$407.5	$1,853.8
Ratios
Loss ratio	140.0%	70.9%	70.1%	69.3%	94.2%
Expense ratio	31.1%	23.0%	26.2%	25.7%	26.8%
Combined ratio	171.1%	93.9%	96.3%	95.0%	121.0%

	Nine Months Ended September 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$618.8	$393.0	$82.4	$275.8	$1,370.0
Net premiums written	474.5	383.8	78.6	232.0	1,168.9
Gross premiums earned	479.6	255.2	95.5	262.9	1,093.2
Net premiums earned	361.2	248.5	91.1	225.4	926.2
Expenses:
Losses and loss expenses	(215.9)	(173.6)	(46.0)	(131.2)	(566.7)
Policy acquisition, operating and administrative expenses	(113.0)	(50.6)	(17.5)	(53.8)	(234.9)
Underwriting profit/(loss)	$32.3	$24.3	$27.6	$40.4	$124.6
Net reserves for loss and loss adjustment expenses	$273.5	$300.5	$130.5	$269.4	$973.9
Ratios
Loss ratio	59.8%	69.9%	50.5%	58.2%	61.2%
Expense ratio	31.3%	20.3%	19.2%	23.9%	25.3%
Combined ratio	91.1%	90.2%	69.7%	82.1%	86.5%

6.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of September 30, 2005, letters of credit with an aggregate amount of $54.3 million (December 31, 2004 - $48.4 million) and £47.4 million (December 31, 2004 - £47.4 million) were outstanding respectively. As of September 30, 2005, the Company had funds on deposit of $74.1 million and £54.0 million (December 31, 2004 - $54.5 million - £52.1 million) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The funds held in the trust at September 30, 2005 were $761.5 million (December 31, 2004 - $385.6 million). For its U.S. surplus lines policies, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at September 30, 2005 was $8.1 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The trust fund amount and balance at September 30, 2005 was Can$99.5 million. Aspen Specialty has a total of $6.9 million on deposit at September 30, 2005 with seven U.S. States in order to satisfy state regulations for writing business in such states.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of September 30, 2005 were:

	Payments due by period
	2005	2006	2007	2008	2009	Later years	Total
	($ in millions)
Operating Lease Obligations	1.4	5.6	5.4	5.5	5.3	8.6	31.8
Long Term Debt Obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses (2)	282.4	1,004.5	593.4	252.3	173.1	442.9	2,748.6

(1)	The long term debt obligations disclosed above does not include $15 million in annual interest payable on our senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under "Critical Accounting Policies — Reserves for Losses and Loss Expenses" in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

7.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at September 30, 2005
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair Value
Investments (excluding cash)
U.S. government and agencies	$1,151.6	$0.2	$(20.5)	$1,131.3
Corporate securities	731.8	1.0	(8.2)	724.6
Foreign government	274.0	1.3	(0.4)	274.9
Municipals	3.6	0.0	0.0	3.6
Asset backed securities	227.9	0.0	(3.7)	224.2
Mortgage backed securities	290.7	0.0	(3.8)	286.9
Total fixed maturities	2,679.6	2.5	(36.6)	2,645.5
Short-term investments	493.0	0.0	(1.5)	491.5
Total	$3,172.6	$2.5	$(38.1)	$3,137.0

	As at December 31, 2004
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair Value
	($ in millions)
Investments (excluding cash)
U.S. government and agencies	$1,017.5	$0.7	$(5.9)	$1,012.3
Corporate securities	551.6	0.7	(3.1)	549.2
Foreign government	233.0	1.5	(0.3)	234.2
Municipals	3.6	0.0	0.0	3.6
Asset backed securities	225.0	0.0	(2.1)	222.9
Mortgage backed securities	185.5	0.2	(0.7)	185.0
Total fixed maturities	2,216.2	3.1	(12.1)	2,207.2
Short-term investments	528.5	0.8	(0.6)	528.7
Total	$2,744.7	$3.9	$(12.7)	$2,735.9

8.	Intangible assets

License to use the "Aspen" Trademark. On April 5, 2005, Aspen signed an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid has been capitalised and recognised as an intangible asset on the Company's balance sheet and will be amortized on a straight line basis over the useful economic life of the trademark which is considered to be 99 years.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, as well as the discussions of critical accounting policies and qualitative and quantitative disclosure about market risk, contained in our Financial Statements in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. Please see the section captioned "Cautionary Statement Regarding Forward-Looking Statements" for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty, and we provide specialty insurance and reinsurance, consisting mainly of marine and aviation worldwide through Aspen Re. Aspen Re America, Inc. ("Aspen Re America") is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

Our gross premiums written increased to $494.0 million, a 41.4% increase over the third quarter of 2004 which was mainly attributable to increases in our property reinsurance business and growth in our new specialty insurance and reinsurance lines. Our gross premiums written for the nine months ended September 30, 2005 increased to $1,847.5 million, a 34.9% increase over the nine months ended September 30, 2004.

Our net loss after tax for the third quarter of 2005 was $(362.0) million, compared to a loss of $(43.0) million for the third quarter of 2004. The combined ratio for the third quarter of 2005 was 207.1% compared to 126.0% for the third quarter of 2004.

Our third quarter operating performance was significantly impaired due to the scale of the losses arising from Hurricanes Katrina and Rita. The total impact, before tax and after tax, from losses and net reinstatement premiums associated with these 2005 hurricanes was $453.6 million and $406.4 million, respectively, for the third quarter of 2005. As a result of Hurricane Katrina, there will also be a further charge of $46 million arising primarily in the fourth quarter of 2005 in relation to the reinstatement premiums that are recognized in accordance with their period of cover. The effect of these losses and associated reinstatement premiums has increased the combined ratio for the quarter by 118.9 percentage points to 207.1%. Approximately 78% of our estimated gross losses from Hurricane Katrina resulted from our property reinsurance segment, 11% from energy physical damage insurance, which we report in our specialty insurance and reinsurance segment, with the remainder of the losses falling in our property and casualty insurance segment and attributable to our property facultative and U.S. excess and surplus lines business.

In the third quarter of 2005 we released $11.4 million of reserves, which was equivalent to a reduction of three percentage points from the combined ratio for the quarter. An explanation of this release is given below under the heading "Reserves for losses and loss expenses". This compares to a $10.9 million release in the corresponding period in 2004.

The contribution to our results from investment income of $29.4 million, an increase of 51.5% over the third quarter of 2004, continues to increase as a result of positive cash flow and increased interest rates. Cash and invested assets increased to $3,506.4 million, an increase of 27.4% over the third quarter of 2004. Cash flow from operations increased to $227.2 million for the third quarter of 2005 compared to $219.3 million in the third quarter of 2004. The relatively small increase in cashflow from operations was due to the continuing settlement of 2004 storm losses. During the third quarter we continued to take a cautious view on interest rates and our portfolio of fixed interest securities was positioned to protect capital from the negative impact of rising rates with an average duration of 2.7 years. The invested portfolio yield to maturity as at September 30, 2005 was 4.34%.

Recent Developments

Following the losses from Hurricane Katrina, some elements of our reinsurance protections are exhausted to the extent we suffer adverse development in losses from Hurricane Katrina. This means that in the event that our gross losses from Hurricane Katrina deteriorate, we will experience a greater proportionate deterioration at the net level. However, we do have approximately $40 million of specific cover remaining for our offshore energy insurance account. Our reinsurance program for our offshore energy insurance line provides us with a cover of up to $90 million after we incur a loss of $(10) million in this line. We also have approximately $75 million of cover in relation to our U.S. excess and surplus lines insurance operations.

If our losses from Hurricane Rita deteriorate at a gross level, we have approximately $200 million of additional retrocessional cover available and a further $50 million of specific cover available for energy physical damage insurance losses. For any subsequent loss this year following Hurricane Rita, and assuming no deterioration in our current Hurricane Rita reserves, we would have approximately $500 million of reinsurance and retrocessional cover remaining.

On October 11, 2005, we issued a total of 17,551,558 ordinary shares in a public offering, at $22.79 per share, with total net proceeds to us of approximately $400 million. We have contributed $390 million from the proceeds of the offering to Aspen Bermuda, one of our insurance subsidiaries.

On October 24, 2005, we filed a universal shelf registration statement on Form F-3 with the SEC for the issuance and sale of up to $1,000,000,000 of debt, equity and/or hybrid securities from time to time. The registration statement was declared effective on November 2, 2005 and is expected to allow us access to the public capital markets to the extent that the need arises.

On October 24, 2005, Hurricane Wilma made landfall in Florida. We have exposures in Florida and as a result, we would expect to incur some losses from this event. However, at this time it is premature to give an estimate of our losses.

Outlook and trends

In our property reinsurance segment, overall rates in 2005 have held up much better than we initially expected. We believe that the remainder of 2005 will likely be an adjustment period as insurers and reinsurers begin to take stock and assess the broader implications of Hurricane Katrina and the level of this year's storm activity. We expect that the full impact of the post-Katrina market will not be felt until the beginning of 2006, when we expect a meaningful reduction in capacity, dramatic increases in rates and major changes to policy terms and conditions. We expect rate increases on U.S. catastrophe-exposed business, in particular loss affected lines from Hurricane Katrina, to be very significant and, in certain cases, we believe there will be increases in excess of 100%. Higher deductibles and a reduction in the availability of natural hazard cover are also likely. We expect to see modest rate increases elsewhere for property reinsurance with higher increases on certain European business following the European storms during the summer. We expect to write less business in this segment, although with the expected rate increases, this may not result in a decrease in premiums written.

With respect to our casualty reinsurance segment, both our U.S. and international accounts are likely to be largely unaffected by the hurricane activity this year. In our international account, we expect rates to continue to decline slowly for the remainder of this year and into 2006. In our U.S. account, prices for workers' compensation are likely to continue to fall slightly for the remainder of this year and into 2006. However, we are continuing to see rate increases in medical malpractice, which we expect to peak towards the end of 2006.

In our specialty segment, we expect the effect on rates of the 2005 hurricanes in energy physical damage insurance to be far reaching. We have a highly respected team of underwriters in this line, and we are experiencing increased demand for our product, and a willingness to pay price increases sometimes greater than double prior year's prices, with a significant reduction in exposure to natural hazard. With industry losses from Hurricanes Katrina and Rita for this line estimated to be in the region of $3 billion to $5 billion each, and following on from Hurricane Ivan in 2004, we are expecting higher deductibles and very modest windstorm sub-limits for Gulf of Mexico-exposed energy physical damage insurance business. We expect rate increases in excess of 125% for some loss impacted insureds. We also expect lesser levels of rate increases for non-Gulf of Mexico-exposed energy physical damage insurance business. We anticipate a reduction in capacity and significant restrictions in coverage terms offered for business interruption and contingent business interruption insurance.

With respect to marine liability and marine hull insurance, we expect price increases to be less significant, but still up to 25% in certain areas. In our aviation insurance business, we expect modest declines in prices for the remainder of this year, with rates leveling out at the beginning of 2006 and modest increases thereafter.

In our property and casualty insurance segment, the outlook is more mixed. We expect rates in our U.K. commercial property account to stabilize. In our U.K. liability account, we expect rates to decline modestly, though at a slowing pace. In our U.S. excess and surplus lines account, we expect rates in our casualty account to continue to decline for the remainder of 2005 and at a slower rate in 2006. On the property side, Gulf-exposed wind rates are beginning to move towards the levels seen for Florida-exposed business prior to this year's hurricanes, and we expect further upwards momentum as we move into 2006. On our Florida property insurance book, we have seen rates harden in 2005, and this trend is likely to continue into 2006.

With respect to our own reinsurance purchases, we have had preliminary discussions with our retrocessionaires. At this time we expect costs to increase and reinsurance cover to be triggered at higher levels of loss than currently in place.

The 2004 and 2005 hurricane seasons have caused us and others in the industry to question some of the fundamental assumptions concerning three issues: the total amount of insurable value exposed to catastrophe risk; the frequency and severity of hurricane activity; and the reliability of catastrophe pricing and accumulation models currently in use. As a result, we believe that significant deficiencies in the approaches to catastrophe modelling will need to be rectified in the industry. We plan to recalibrate our models to take into account, among other things, the increase in hurricane frequency and severity, demand surge and the correlation between demand surge and size of loss (i.e. demand surges could increase significantly, the more severe the catastrophe), and commercial versus residential risks. With changes to our catastrophe modelling, we hope to achieve a more profitable portfolio with lower volatility.

The discussion above contains forward-looking statements. See "— Cautionary statement regarding forward-looking statements" below.

Application of Critical Accounting Estimates

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss adjustment expenses. For a detailed discussion of our critical accounting estimates please refer to our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. Management has discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2005 and 2004.

Gross premiums written.    For the three months ended September 30, 2005, gross premiums written were $494.0 million, a 41.4% increase over the $349.4 million written for the three months ended September 30, 2004. The main contributions to the increase were $63.8 million of reinstatement premiums payable following Hurricanes Katrina and Rita and $39.4 million attributable to our new marine and aviation insurance line and additional property reinsurance premiums due to $23.6 million of structured reinsurance contracts written by Aspen Bermuda.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended September 30, 2005 were $149.5 million compared to $53.5 million for the three months ended September 30, 2004. The significant increase in reinsurance ceded was mainly due to $131.2 million of reinstatement premiums paid to reinstate covers after Hurricanes Katrina and Rita, which were far in excess of the $9.2 million paid in the three months ended September 30, 2004 following the 2004 windstorms. The reinstatements payable in 2005 were higher than in 2004 due to the gross claims arising from Hurricanes Katrina and Rita exceeding additional layers of our reinsurance program and necessitating more layers to be reinstated.

Net premiums written.    Net premiums written for the three months ended September 30, 2005 were $344.5 million. This represented a 16.4% increase over the $295.9 million written in the equivalent period in 2004 and was lower than the increase in gross premiums written due to the requirement to pay additional reinstatement premiums.

Net premiums earned.    Net premiums earned for the three months ended September 30, 2005 were $379.4 million representing an increase of 29.3% over the comparable period in 2004. The increase was due to the effect of premiums written in our new classes of business in the second half of 2004 earning through in 2005 and the accelerated earning of contracts exposed to Hurricane Katrina and Rita losses.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the three months ended September 30, 2005 were $683.0 million, an overall increase of $379.8 million compared to the three months ended September 30, 2004, reflecting the recognition of loss provisions associated with Hurricanes Katrina and Rita. As a percentage of net premiums earned, insurance losses and loss adjustment expenses increased from 103.3% for the three months ended September 30, 2004 to 180.0% for the three months ended September 30, 2005. The increase reflects the significantly larger losses associated with the 2005 windstorms compared to the 2004 windstorms.

Policy acquisition expenses.    Policy acquisition expenses for the three months ended September 30, 2005 were $71.1 million, representing 18.7% of net premiums earned, compared to $40.0 million for the three months ended September 30, 2004, which represented 13.6% of net premiums earned for that period. The reinstatement premiums following Hurricanes Katrina and Rita impacted the ratio of policy acquisition expenses to net premiums earned by 1.5% for the third quarter 2005. The increase was also due to the higher commission rates applicable to specialty insurance and casualty reinsurance classes, which make up a greater proportion of the net premiums earned in 2005 compared to 2004.

Operating and administrative expenses.    Operating and administrative expenses for the three months ended September 30, 2005 were $31.5 million, which was an increase of $5.0 million compared to the three months ended September 30, 2004. The increase over the $26.5 million charged in 2004 was due to a number of factors, the most significant of which were the costs associated with our new underwriting teams and the accelerated earning of commissions for contracts exposed to Hurricanes Katrina and Rita.

Net investment income.    Net investment income of $29.4 million for the three months ended September 30, 2005 represented an increase of 51.5% over the net investment income of $19.4 million for the three months ended September 30, 2004. The increase was due to rising portfolio book yield from favourable movements in interest rates and a 27.4% increase in the value of cash and investments as at September 30, 2005 compared to September 30, 2004.

Loss before tax.    The loss before tax for the three months ended September 30, 2005 was $(391.2) million, compared to a loss of $(58.4) million for the three months ended September 30, 2004.

Income tax expense.    Income tax benefit for the three months ended September 30, 2005 was $29.2 million. The tax benefit reported for the three months ended September 30, 2005 was due to the losses incurred in the quarter offsetting previously recognized taxable profits.

Net loss.    Net loss for the three months ended September 30, 2005 was $(362.0) million, equivalent to $(5.22) loss per basic and fully diluted share on the basis of the weighted average number of shares in issue during the three months ended September 30, 2005. Net loss for the three months ended September 30, 2004 was $(43.0) million.

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

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended September 30, 2005 and September 30, 2004.

	Three Months Ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$256.0	$81.5	$57.3	$99.2	$494.0
Net premiums written	144.6	81.2	43.5	75.2	344.5
Gross premiums earned	212.3	125.9	79.7	106.7	524.6
Net premiums earned	112.5	121.3	72.1	73.5	379.4
Expenses:
Losses and loss expenses	(463.3)	(83.1)	(71.5)	(65.1)	(683.0)
Policy acquisition, operating and administrative expenses	(33.1)	(29.0)	(21.5)	(19.0)	(102.6)
Underwriting profit/(loss)	$(383.9)	$9.2	$(20.9)	$(10.6)	$(406.2)
Net reserves for loss and loss adjustment expenses	$635.2	$608.5	$202.6	$407.5	$1,853.8
Ratios
Loss ratio	411.8%	68.5%	99.2%	88.6%	180.0%
Expense ratio	29.4%	23.9%	29.8%	25.8%	27.1%
Combined ratio	441.2%	92.4%	129.0%	114.4%	207.1%

	Three Months Ended September 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$139.5	$83.4	$19.9	$106.6	$349.4
Net premiums written	100.6	82.5	17.1	95.7	295.9
Gross premiums earned	155.2	91.9	29.1	84.9	361.1
Net premiums earned	105.9	88.1	27.2	72.2	293.4
Expenses:
Losses and loss expenses	(172.6)	(63.9)	(20.0)	(46.7)	(303.2)
Policy acquisition, operating and administrative expenses	(30.1)	(15.5)	(5.4)	(15.5)	(66.5)
Underwriting profit/(loss)	$(96.8)	$8.7	$1.8	$10.0	$(76.3)
Net reserves for loss and loss adjustment expenses	$273.5	$300.5	$130.5	$269.4	$973.9
Ratios
Loss ratio	163.0%	72.5%	73.5%	64.7%	103.3%
Expense ratio	28.4%	17.6%	19.9%	21.4%	22.7%
Combined ratio	191.4%	90.1%	93.4%	86.1%	126.0%

For the Three Months Ended September 30, 2005 and the Three Months Ended September 30, 2004

Property Reinsurance

Our property reinsurance line of business is generally written on a treaty basis and includes catastrophe, risk excess and pro rata, including retrocession. A small proportion of facultative business is written by Aspen Re America.

Gross premiums written.    Gross premiums written for the three months ended September 30, 2005 were $256.0 million, an increase of 83.5% from the $139.5 million reported in the equivalent period in 2004. The increase in the gross premiums written in our property reinsurance segment includes $57.7 million of additional premiums from policyholders reinstating contracts exposed to Hurricanes Katrina and Rita and $23.6 million of premiums from structured risks and increased pro rata treaty premiums.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $463.3 million for the three months ended September 30, 2005, representing 411.8% of net premiums earned for the three months ended September 30, 2005. The change in loss ratio from the 163.0% reported for the three months ended September 30, 2004 was primarily due to $380.7 million of Hurricanes Katrina and Rita losses being recognized in the period compared to $152.7 million of losses from the 2004 windstorms for the three months ended September 30, 2004. Prior year reserve strengthening in 2005 of $6.3 million in the three months ended September 30, 2005, compared to a $2.1 million reserves release in the three months ended September 30, 2004, has increased the reported loss ratio for the third quarter by a further 5.6 percentage points compared to a 2.0 percentage point reduction in 2004. In addition to the Hurricanes Katrina and Rita losses, the class has suffered from four large claims totalling $16.1 million (Hurricane Dennis - $7.5 million; European and Indian Floods - $4.2 million; and U.S. school fire loss - $4.4 million) in the three months ended September 30, 2005 and an increased incidence of attritional losses. These losses have impacted our loss ratio by a further 14.3%.

Policy acquisition, operating and administration expenses.    Total expenses were $33.1 million for the three months ended September 30, 2005, representing a one percentage point increase in the expense ratio as compared to the three months ended September 30, 2004. The increase in expense ratio was due to the net premiums earned in the quarter being reduced by $14.6 million as a result of the impact of inwards and outwards reinstatement premiums and the accelerated earning of premiums on inwards and outwards contracts. Excluding the impact of the 2005 hurricanes in the period, we would have expected a reduction in the expense ratio for this class due to a greater proportion of general and administrative expenses being allocated to other business classes which have written a greater level of premiums.

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

Gross premiums written.    Gross premiums written for the three months ended September 30, 2005 were $81.5 million, a 2.3% decrease from the three months ended September 30, 2004. The premium decrease in the segment was primarily due to a small reduction in medical malpractice premiums written.

Losses and loss adjustment expenses.     Losses and loss adjustment expenses were $83.1 million for the three months ended September 30, 2005, representing an increase of 30.0% over the three months ended September 30, 2004. The $19.2 million increase in losses and loss adjustment expenses was due to the increase in premiums earned in the period. The reduction in loss ratio was due to the impact of casualty business written by Aspen Bermuda, which was not written in 2004 and which was reserved at a slightly lower loss ratio than the casualty business written by Aspen Re, and continuing favorable development on the business written in 2002 in our international casualty account, which has enabled us to make a small reduction in the reserves held for 2002.

Policy acquisition, operating and administration expenses.     Total expenses were $29.0 million for the three months ended September 30, 2005, equivalent to 23.9% of net premiums earned, an increase of 6.3 percentage points over the three months ended September 30, 2004. The increase in expense ratio reflected the higher commission rates applied to U.S. casualty business and the increased allocation of general administrative expenses to this segment.

Specialty Insurance and Reinsurance

Specialty insurance includes marine and aviation insurance written by Aspen Re. Specialty reinsurance lines of business includes aviation, contingency and marine reinsurance.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for each of the lines of business within our specialty insurance and reinsurance segment for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$51.0	$6.3	$57.3
Net premiums written	42.5	1.0	43.5
Gross premiums earned	54.0	25.7	79.7
Net premiums earned	47.2	24.9	72.1
Losses and loss adjustment expenses	(45.5)	(26.0)	(71.5)
Policy acquisition, operating and administration expenses	(14.4)	(7.1)	(21.5)
Underwriting profit/(loss)	$(12.7)	$(8.2)	$(20.9)
Ratios
Loss ratio	96.4%	104.4%	99.2%
Expense ratio	30.5%	28.5%	29.8%
Combined ratio	126.9%	132.9%	129.0%

	Three Months Ended September 30, 2004
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$11.6	$8.3	$19.9
Net premiums written	11.1	6.0	17.1
Gross premiums earned	2.5	26.6	29.1
Net premiums earned	2.3	24.9	27.2
Losses and loss adjustment expenses	(2.1)	(17.9)	(20.0)
Policy acquisition, operating and administration expenses	(0.6)	(4.8)	(5.4)
Underwriting profit/(loss)	$(0.4)	$2.2	$1.8
Ratios
Loss ratio	91.3%	71.9%	73.5%
Expense ratio	26.1%	19.3%	19.9%
Combined ratio	117.4%	91.2%	93.4%

Gross premiums written.    Gross premiums written in this segment increased by 188.0% to $57.3 million for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as a result of new business written by our marine and aviation insurance underwriting teams which commenced underwriting in the final quarter of 2004 and the first quarter of 2005, respectively. Of the $51.0 million gross premiums written by specialty insurance in the three months ended September 30, 2005, $8.5 million comprised marine liability, $15.6 million comprised aviation, $15.6 million comprised marine energy, and $11.3 million comprised marine hull.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $71.5 million for the three months ended September 30, 2005, representing 99.2% of net premiums earned for the three months ended September 30, 2005. The $51.5 million increase in loss and loss adjustment expenses compared to the three months ended September 30, 2004 was largely due to $24.0 million of Hurricanes Katrina and Rita losses recognized in the period, the increase in earned premiums in 2005, a $4.5 million oil platform loss and three aviation losses totaling $14.9 million (Helios Airways; West Caribbean Airlines; and Air India claims arising from floods), offset by a $9.7 million prior year reserve release.

Policy acquisition, operating and administration expenses.    Total expenses were $21.5 million for the three months ended September 30, 2005. The $16.1 million increase in expenses from the three months ended September 30, 2004 reflected expenses incurred from the new marine and aviation insurance team and the increased allocation of general administrative expenses to the specialty insurance and reinsurance segment.

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

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for each of the lines of business within our property and casualty insurance segment for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$34.2	$65.0	$99.2
Net premiums written	16.3	58.9	75.2
Gross premiums earned	38.1	68.6	106.7
Net premiums earned	13.1	60.4	73.5
Losses and loss adjustment expenses	(30.2)	(34.9)	(65.1)
Policy acquisition, operating and administration expenses	(6.5)	(12.5)	(19.0)
Underwriting profit/(loss)	$(23.6)	$13.0	$(10.6)
Ratios
Loss ratio	230.6%	57.8%	88.6%
Expense ratio	49.6%	20.7%	25.8%
Combined ratio	280.2%	78.5%	114.4%

	Three Months Ended September 30, 2004
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$37.1	$69.5	$106.6
Net premiums written	33.2	62.5	95.7
Gross premiums earned	26.7	58.2	84.9
Net premiums earned	21.3	50.9	72.2
Losses and loss adjustment expenses	(9.9)	(36.8)	(46.7)
Policy acquisition, operating and administration expenses	(6.4)	(9.1)	(15.5)
Underwriting profit/(loss)	$5.0	$5.0	$10.0
Ratios
Loss ratio	46.5%	72.3%	64.7%
Expense ratio	30.0%	17.9%	21.4%
Combined ratio	76.5%	90.2%	86.1%

Gross premiums written.    Gross premiums written in this segment for the three months ended September 30, 2005 were $99.2 million, a 6.9% decrease from the three months ended September 30, 2004. The decrease was attributable to falling premium rates in the U.K.

Losses and loss adjustment expenses.    Total loss and loss adjustment expenses were $65.1 million. The increase of $18.4 million in loss and loss adjustment expenses was due to $27.0 million of Hurricanes Katrina and Rita property insurance losses being established in the period, offset by a release of prior period property insurance reserves of $2.4 million prior period release. The losses from Hurricanes Katrina and Rita have contributed 43.8% to the combined ratio in this segment. The casualty insurance loss ratio was reduced due to a $5.9 million prior period release in the quarter.

Policy acquisition, operating and administration expenses.    Total expenses were $19.0 million for the three months ended September 30, 2005, equivalent to 25.8% of net premiums earned. The increase in expense ratio within the property insurance business was due to higher acquisition costs on business written by Aspen Specialty exacerbated by a reduction in net premiums earned of $7.4 million due to hurricane-related reinsurance reinstatement premiums.

Results of Operations for the Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2005 and 2004.

Gross premiums written.    For the nine months ended September 30, 2005, gross premiums written were $1,847.5 million, a 34.9% increase over the $1,370.0 million written for the nine months ended September 30, 2004. This was due to increased premiums from all classes but particularly the property reinsurance and specialty insurance and reinsurance segments. The $136.0 million increase in gross premiums written by our property reinsurance team was as a result of $57.7 million of reinstatement premiums payable following Hurricanes Katrina and Rita and $98.1 million of additional structured risk premiums in Bermuda, including $38.9 million of premium from the quota share contract with Lloyd's Syndicate 958 (Omega Underwriting Agents). The $219.3 million increase in specialty insurance and reinsurance gross premiums written for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was due largely to the development of our new marine and aviation classes of business which were not written in the first half of 2004.

Reinsurance ceded.    Reinsurance premiums ceded for the nine months ended September 30, 2005 were $384.0 million compared to $201.1 million for the nine months ended September 30, 2004 as a result of $131.2 million of reinstatement premiums payable following Hurricanes Katrina and Rita (compared to $9.2 million of reinstatement premiums for the 2004 windstorms), $29.3 million of reinsurance premiums for our new marine and aviation classes of business and the balance for additional protection purchased for our property reinsurance class.

Net premiums written.    Net premiums written for the nine months ended September 30, 2005 were $1,463.5 million. This represents a 25.2% increase over the equivalent period in 2004 and was a consequence of the increase in gross premiums written.

Net premiums earned.    Net premiums earned for the nine months ended September 30, 2005 were $1,153.1 million, an increase of 24.5% over the comparative period, and largely consistent with the increase in net premiums written.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the nine months ended September 30, 2005 were $1,086.3 million, which was an increase of $519.6 million compared to the nine months ended September 30, 2004. This increase was principally due to the requirement to establish a $431.7 million reserve for Hurricanes Katrina and Rita losses, $23.3 million of additional property reinsurance claims, $21.9 million of specialty reinsurance and insurance claims and the establishment of reserves for new aviation and marine business written. These increases have been partly offset by the cumulative effect of a $35.4 million release from prior year reserves.

Policy acquisition expenses.    Policy acquisition expenses for the nine months ended September 30, 2005 were $218.4 million representing 18.9% of net premiums earned compared to 17.7% in the equivalent period for 2004. This included $22.0 million of reinstatement premiums earned in the period following Hurricanes Katrina and Rita. The 1.2% increase in average commission was due to the effect of reinstatement premium earned in the period and the change in mix of business, with our new lines of business and the expanding casualty reinsurance account having higher average commissions rates than the average rate in 2004.

Operating and administrative expenses.    Operating and administrative expenses for the nine months ended September 30, 2005 were $90.6 million, which was an increase of $19.9 million compared to the nine months ended September 30, 2004. The increase over the $70.7 million charged in 2004 was due to a number of factors, the most significant of which was the costs associated with our new underwriting teams. The ratio of operating and administrative expenses to net earned premium after eliminating the impact of reinstatement premiums was 7.7% for the nine months ended September 30, 2005 which compares favorably with the 7.6% in the nine months ended September 30, 2004.

Net investment income.    Net investment income of $82.0 million for the nine months ended September 30, 2005 represents an increase of 77.1% over the $46.3 million earned in the nine months ended September 30, 2004. The increase was due to rising portfolio book yield, as well as a $755.1 million increase in the value of cash and investments held by us in the twelve months since September 30, 2004.

Income before tax.    Loss before tax for the nine months ended September 30, 2005 was $(191.7) million, compared to income of $163.9 million for the nine months ended September 30, 2004.

Income tax expense.    Although in the nine months ended September 30, 2005, we reported a loss of $(191.7) million, a $16.4 million tax expense has been recognized in the period due to the results reported by Aspen Re, which pays U.K. tax at 30%, and Aspen Specialty, which pays U.S. tax at 34%.

Net loss.    Net loss for the nine months ended September 30, 2005 was $(208.1) million, equivalent to $(3.00) loss per basic and fully diluted share.

Underwriting Results by Operating Segments

The following table summarizes gross and net written and earned premium, underwriting results, and combined ratios and reserves for each of our four business segments for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months Ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$754.8	$482.5	$301.7	$308.5	$1,847.5
Net premiums written	492.0	464.7	266.4	240.4	1,463.5
Gross premiums earned	562.8	364.8	199.9	289.1	1,416.6
Net premiums earned	396.1	350.7	177.7	228.6	1,153.1
Expenses:
Losses and loss expenses	(554.6)	(248.7)	(124.5)	(158.5)	(1,086.3)
Policy acquisition, operating and administrative expenses	(123.0)	(80.7)	(46.6)	(58.7)	(309.0)
Underwriting profit/(loss)	$(281.5)	$21.3	$6.6	$11.4	$(242.2)
Net reserves for loss and loss adjustment expenses	$635.2	$608.5	$202.6	$407.5	$1,853.8
Ratios
Loss ratio	140.0%	70.9%	70.1%	69.3%	94.2%
Expense ratio	31.1%	23.0%	26.2%	25.7%	26.8%
Combined ratio	171.1%	93.9%	96.3%	95.0%	121.0%

	Nine Months Ended September 30, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$618.8	$393.0	$82.4	$275.8	$1,370.0
Net premiums written	474.5	383.8	78.6	232.0	1,168.9
Gross premiums earned	479.6	255.2	95.5	262.9	1,093.2
Net premiums earned	361.2	248.5	91.1	225.4	926.2
Expenses:
Losses and loss expenses	(215.9)	(173.6)	(46.0)	(131.2)	(566.7)
Policy acquisition, operating and administrative expenses	(113.0)	(50.6)	(17.5)	(53.8)	(234.9)
Underwriting profit/(loss)	$32.3	$24.3	$27.6	$40.4	$124.6
Net reserves for loss and loss adjustment expenses	$273.5	$300.5	$130.5	$269.4	$973.9
Ratios
Loss ratio	59.8%	69.9%	50.5%	58.2%	61.2%
Expense ratio	31.3%	20.3%	19.2%	23.9%	25.3%
Combined ratio	91.1%	90.2%	69.7%	82.1%	86.5%

For the Nine Months Ended September 30, 2005 and the Nine Months Ended September 30, 2004

Property Reinsurance

Gross premiums written.    Gross premiums written for the nine months ended September 30, 2005 were $754.8 million, an increase of 22.0% over the equivalent period in 2004. The increase has been principally due to hurricane reinstatement premiums of $57.7 million recognised in the period, $45.5 million of additional structured risk premiums in Bermuda, and additional pro rata treaty premiums.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $554.6 million for the nine months ended September 30, 2005. The increase from a 59.8% loss ratio for the nine months ended September 30, 2004 to a 140.0% loss ratio for the nine months ended September 30, 2005 was due to $380.7 million of losses recognized following Hurricanes Katrina and Rita, $16.1 million of losses associated with four large claims and a $9.4 million strengthening of prior year reserves. This compares to $152.7 million of windstorm losses recognized in the nine months ended September 30, 2004, an exceptionally low level of other claims in the period and a release of $10.9 million of prior year reserves.

Policy acquisition, operating and administration expenses.    Total expenses were $123.0 million for the nine months ended September 30, 2005, equivalent to 31.1% of net premiums earned. The increase from $113.0 million, 31.3% of net premiums earned, for the nine months ended September 30, 2004 was due to additional acquisition costs being earned in the period as a result of growth in earned premiums.

Casualty Reinsurance

Gross premiums written.    In accordance with our strategy to write more U.S. casualty business while the rating environment and terms and conditions remain attractive, gross premiums written for our casualty reinsurance line of business increased by 22.8% compared to the nine months ended September 30, 2004.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $248.7 million for the nine months ended September 30, 2005, representing an increase of $75.1 million over the nine months ended September 30, 2004. The 43.3% increase in loss and loss adjustment expenses was in line with the 41.1% increase in earned premium in 2005 and therefore, there was no significant change in the loss ratio.

Policy acquisition, operating and administration expenses.    Total expenses were $80.7 million for the nine months ended September 30, 2005, equivalent to 23.0% of net premiums earned. The increase of 2.7 percentage points over the nine months ended September 30, 2004 reflected the higher commission rates applied to U.S. casualty business and an increased allocation of general administrative expenses to casualty reinsurance.

Specialty Insurance and Reinsurance

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for each of the lines of business within our specialty insurance and reinsurance segment for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$214.2	$87.5	$301.7
Net premiums written	184.9	81.5	266.4
Gross premiums earned	114.6	85.3	199.9
Net premiums earned	94.1	83.6	177.7
Losses and loss adjustment expenses	(83.4)	(41.1)	(124.5)
Policy acquisition, operating and administration expenses	(27.7)	(18.9)	(46.6)
Underwriting profit/(loss)	$(17.0)	$23.6	$6.6
Ratios
Loss ratio	88.6%	49.2%	70.1%
Expense ratio	29.5%	22.6%	26.2%
Combined ratio	118.1%	71.8%	96.3%

	Nine Months Ended September 30, 2004
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$11.6	$70.8	$82.4
Net premiums written	11.1	67.5	78.6
Gross premiums earned	2.5	93.0	95.5
Net premiums earned	2.3	88.8	91.1
Losses and loss adjustment expenses	(2.1)	(43.9)	(46.0)
Policy acquisition, operating and administration expenses	(0.6)	(16.9)	(17.5)
Underwriting profit/(loss)	$(0.4)	$28.0	$27.6
Ratios
Loss ratio	91.3%	49.4%	50.5%
Expense ratio	26.1%	19.0%	19.2%
Combined ratio	117.4%	68.4%	69.7%

Gross premiums written.    Gross premiums written increased by 266.1% compared to the nine months ended September 30, 2004. The increase was mainly as a result of the business written by our new marine and aviation insurance underwriting teams, which was not written in the equivalent period in 2004. The $16.7 million increase in specialty reinsurance gross premiums written included $6.1 million of Hurricanes Katrina and Rita reinstatement premiums (compared to no reinstatement premiums for the 2004 windstorms) and a number of marine reinsurance risks.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $124.5 million for the nine months ended September 30, 2005, representing 70.1% of net premiums earned for the nine months ended September 30, 2005. The $78.5 million increase compared to the nine months ended September 30, 2004 was due to $24.0 million of Hurricanes Katrina and Rita losses recognized in the period (compared to $12.1 million losses due to the 2004 hurricanes in this segment), the increase in earned premiums in 2005 and a $4.5 million oil platform loss and three aviation losses totaling $14.9 million, offset by a $25.0 million prior year reserve release.

Policy acquisition, operating and administration expenses.     Total expenses were $46.6 million for the nine months ended September 30, 2005. The $29.1 million increase in expenses from the nine months ended September 30, 2004 reflected the higher commission rates attributable to our new marine and aviation insurance teams and the greater proportion of general administrative expenses allocated to the specialty insurance and reinsurance segment.

Property and Casualty Insurance

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for each of the lines of business within our property and casualty insurance segment for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$111.9	$196.6	$308.5
Net premiums written	65.1	175.3	240.4
Gross premiums earned	89.9	199.2	289.1
Net premiums earned	51.5	177.1	228.6
Losses and loss adjustment expenses	(49.9)	(108.6)	(158.5)
Policy acquisition, operating and administration expenses	(18.8)	(39.9)	(58.7)
Underwriting profit/(loss)	$(17.2)	$28.6	$11.4
Ratios
Loss ratio	96.9%	61.3%	69.3%
Expense ratio	36.5%	22.6%	25.7%
Combined ratio	133.4%	83.9%	95.0%

	Nine Months Ended September 30, 2004
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$92.8	$183.0	$275.8
Net premiums written	70.2	161.8	232.0
Gross premiums earned	72.3	190.6	262.9
Net premiums earned	56.2	169.2	225.4
Losses and loss adjustment expenses	(27.3)	(103.9)	(131.2)
Policy acquisition, operating and administration expenses	(16.7)	(37.1)	(53.8)
Underwriting profit/(loss)	$12.2	$28.2	$40.4
Ratios
Loss ratio	48.6%	61.4%	58.2%
Expense ratio	29.7%	21.9%	23.9%
Combined ratio	78.3%	83.3%	82.1%

Gross premiums written.    Gross premiums written for the nine months ended September 30, 2005 were $308.5 million, an 11.9% increase from the nine months ended September 30, 2004. This increase was due to the greater amount of property and casualty insurance written on a surplus lines basis by Aspen Specialty in 2005, offset by an 18.2% reduction in premiums written by our Aspen Re insurance teams. Aspen Specialty wrote $108.8 million in this period compared to $31.7 million in the corresponding period in 2004.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $158.5 million for the nine months ended September 30, 2005. The $27.3 million increase compared to the nine months ended September 30, 2004 was due to $27.0 million of property losses from Hurricanes Katrina and Rita (compared to $6.4 million of property losses from the 2004 windstorms). These losses combined with the effect of $7.4 million of reinstatement premiums associated with Hurricane Katrina increased the loss ratio by 13.6 percentage points which was partially offset by a release of $20.8 million from prior year reserves attributed equally between our property and liability business.

Policy acquisition, operating and administration expenses.    Total expenses were $58.7 million for the nine months ended September 30, 2005, equivalent to 25.7% of net premiums earned, an increase of 1.8% over the nine months ended September 30, 2004. This increase was due to the adverse impact from $7.4 million of reinstatement premiums on net premiums earned and an increased allocation of general administrative expenses to this segment.

Reserves for losses and loss expenses

As of September 30, 2005, we had accrued losses and loss adjustment expense reserves of $2,748.6 million. This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,748.6 million at the balance sheet date of September 30, 2005, a total of $1,937.9 million or 70.5% represented IBNR claims.

	As at September 30, 2005
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$1,178.0	$(542.8)	$635.2
Casualty Reinsurance	616.6	(8.1)	608.5
Specialty Insurance and Reinsurance	409.8	(207.2)	202.6
Property and Casualty Insurance	544.2	(136.7)	407.5
Total Losses and loss expense reserves	$2,748.6	$(894.8)	$1,853.8

For the nine months ended September 30, 2005, there was a reduction of our estimate of the ultimate claims to be paid in respect of prior accident years of $35.4 million. An analysis of this reduction by line of business is as follows:

As at September 30, 2005
($ in millions)
Property Reinsurance	$(9.4)
Casualty Reinsurance	(1.0)
Specialty Insurance and Reinsurance	25.0
Property and Casualty Insurance	20.8
Total Losses and loss expense reserves	$35.4

The key elements which gave rise to the development during the nine months ended September 30, 2005 were as follows:

Property Reinsurance:    Adverse development on the 2004 hurricane losses and greater than expected late notifications from our property risk excess class gave rise to the requirement to strengthen the reserves.

Specialty Insurance and Reinsurance:    This account has benefited from favorable development in the nine months ended September 30, 2005 on its 2004 accident year marine and aviation reinsurance account as well as favorable development on the Wellington quota share contracts written in 2002 and 2003.

Property and Casualty Insurance:    The development of the U.K. commercial property and the U.K. commercial liability account has been favorable in the period resulting in a reduction in the assessed reserve requirements.

Other than the matters described above, we did not make any significant changes in assumptions used in our reserving process. However, because the period of time we have been in operation is relatively short, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop. Our reserves discussed above as a result of the recent hurricanes involve the exercise of considerable judgment, reflect information available to date, evaluation of complex factors contributing to the losses. Accordingly, given the uncertainty in establishing claim liabilities arising from the hurricanes, it is likely that the final outcome will prove to be different from the original provision established.

For a more detailed description see "Management's Discussion and Analysis — Critical Accounting Policies — Reserves for Losses and Loss Expenses," included in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Liquidity and capital resources

Aspen is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Aspen Re, Aspen Bermuda and Aspen Specialty. Aspen relies primarily on dividends and other permitted distributions from these insurance subsidiaries to pay its operating expenses, interest on debt finance and dividends, if any, on its ordinary shares. There are restrictions on the payment of dividends by Aspen Re, Aspen Bermuda and Aspen Specialty to Aspen, which are described in more detail in the "Business - Regulatory Matters" section of the 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Our aggregate invested assets as of September 30, 2005 totalled $3.14 billion compared to aggregate invested assets of $2.74 billion as of December 31, 2004. The increase in invested assets since December 31, 2004 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by claims paid, policy acquisition expenses paid, reinsurance premiums paid, operating and administrative expenses paid. Total net cash flow from operations from December 31, 2004 through September 30, 2005 was $605.9 million a decrease from $656.6 million in the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, our cash flows from operations provided us with sufficient liquidity to meet our operational requirements. On August 18, 2005, we paid a quarterly dividend of $0.15 per ordinary share to shareholders of record on August 8, 2005.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of September 30, 2005, were:

	Payments due by period
	2005	2006	2007	2008	2009	Later years	Total
	($ in millions)
Operating Lease Obligations	1.4	5.6	5.4	5.5	5.3	8.6	31.8
Long Term Debt Obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses (2)	282.4	1,004.5	593.4	252.3	173.1	442.9	2,748.6

(1)	The long term debt obligations disclosed above does not include $15 million in annual interest payable on our senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under "Critical Accounting Policies Reserves for Losses and Loss Expenses" in our 2004 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005. The facility will be used by us and certain of our subsidiaries (the "Borrowers") to provide funding for our insurance subsidiaries, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralised letters of credit. The facility will expire on August 2, 2010. The credit agreement replaces the Company's $150 million three-year credit agreement dated August 26, 2003, which would have expired on August 29, 2006, and the $50 million 364-day credit agreement, dated as of August 26, 2003, both of which were terminated as of August 2, 2005 upon the effectiveness of the credit agreement. As of October 20, 2005 we had no loan outstanding under our credit facility, though we had issued $2.8 million in letters of credit.

Under the credit agreement, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from issuance of our capital stock, each as accrued from January 1, 2005. We also must not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit agreement contains other customary affirmative and negative covenants, as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company's equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P financial strength rating of A-; make certain investments; agree with others to limit the ability of the Company's subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit agreement also includes covenants that restrict the ability of the Company's subsidiaries to incur indebtedness and guarantee obligations. As a result of our losses from Hurricanes Katrina and Rita, S&P and Moody's have placed the financial strength ratings of Aspen Re and Aspen Bermuda on credit watch with negative implications. A.M. Best has placed the financial strength rating of Aspen Bermuda on credit watch with negative implications.

As further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under Item 1. "Business — Reinsurance", we have previously entered into a risk transfer contract which can provide us with a payment of up to $100 million under a fully collateralized risk transfer swap placed with a non-insurance counterparty. In the event that industry losses from Hurricane Katrina as determined by Property Claims Services ("PCS") in the continental United States exceed $39 billion, we may recover a maximum of $100 million on a linear basis, if such industry losses reach $47 billion. To date, PCS has released industry loss estimates for Hurricane Katrina of $34.4 billion.

On October 11, 2005, we issued a total of 17,551,558 ordinary shares in a public offering, at $22.79 per share, with total net proceeds to us of approximately $400 million. We have contributed $390 million from the proceeds of the offering to Aspen Bermuda, one of our insurance subsidiaries.

On October 24, 2005, we filed a universal shelf registration statement on Form F-3 with the SEC for the issuance and sale of up to $1,000,000,000 of debt, equity and/or hybrid securities from time to time. The registration statement was declared effective on November 2, 2005 and is expected to allow us access to the public capital markets to the extent that the need arises.

Effects of inflation

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent that inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in retained earnings.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events such as Hurricanes Katrina, Rita and Wilma and the New Orleans flood, than our underwriting, reserving or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma and the New Orleans flood;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries' ratings with S&P, A.M. Best or Moody's;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becomes subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma and the New Orleans flood, the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the limited actual loss reports received from our insureds to date, the preliminary nature of possible loss information received by brokers to date on behalf of cedants, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

Interest rate risk.    Our investment portfolio consists of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity that are appropriate given the anticipated cash outflow characteristics of Aspen Re's, Aspen Bermuda's and Aspen Specialty's insurance and reinsurance liabilities.

Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to take advantage of investing in a rising rate environment. The portfolio is actively managed and trades are made to balance our exposure to interest rates.

As at September 30, 2005, our invested portfolio had an approximate duration of 2.72 years and book yield of 3.84%. Our aggregate portfolio had an approximate duration of 2.30 years and book yield of 3.85%. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve

Movement in rates in basis points	-100	-50	0	50	100
	($ in thousands, except percentages)
Market Value	$3,217,946	$3,177,095	$3,137,000	$3,096,111	$3,056,299
Gain/Loss	80,946	40,095	0	(40,889)	(80,701)
Percentage of Portfolio	2.58%	1.27%	0	-1.31%	-2.58%

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our reinsurance and our UK insurance businesses are U.S. Dollars and British Pounds respectively. As of September 30, 2005, approximately 74% of our cash and investments were held in U.S. Dollars, approximately 17% were in British Pounds and approximately 9% were in currencies other than the U.S. Dollar and the British Pound. For the nine months ended September 30, 2005, 13% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2005, would have impacted reported net comprehensive income by approximately $31.9 million for the three months ended September 30, 2005.

Apart from a limited value of excess assets denominated in British Pounds held in Aspen Re in support of our UK insurance activities, we seek to manage our foreign currency risk by matching our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at September 30, 2005.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. No more than 5% of the fixed-income securities in our investment portfolio may be rated below "A−". As at September 30, 2005, the average rating of fixed income securities in our investment portfolio was "AAA". In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of "A" (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is "A−" (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

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

Changes in internal control over financial reporting

There have not been any changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (1)
3.2	Amended and Restated Bye-laws (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 27, 2005)
4.1	Specimen Ordinary Share Certificate (1)
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited (incorporated herein by reference to Exhibit 4.1 to the Company's current report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (3)
4.5	Exchange and Registration Rights Agreement among the Company, Deutsche Bank Securities Inc. and Goldman Sachs & Co. as representatives of the purchasers named in Schedule I thereto, dated August 16, 2004 (3)
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (1)
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (1)
10.3	Service Agreement dated September 24, 2004 among Christopher O'Kane, Aspen Insurance U.K. Services Limited and the Company (2) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (2) *

Exhibit Number	Description
10.5	Service Agreement dated September 24, 2004 among Sarah Davies, Aspen Insurance U.K. Services Limited and the Company (2) *
10.6	Service Agreement dated March 10, 2005 between David May and Aspen Insurance UK Services Limited (4) *
10.7	Aspen Insurance Holdings Limited 2003 Amended Share Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27, 2005) *
10.8	Five-Year Credit Agreement dated as of August 2, 2005 among the Company, Barclays Bank plc and the Lenders named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2005)
10.10	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (1)
10.11	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (1)
10.12	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (1)
10.13	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.14	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (1)
10.17	Supplemental Executive Retirement Plan prepared for Aspen Insurance U.S. Services, Inc., dated August 25, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2004) *
10.19	Form of Shareholder's Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to Exhibit 4.11 to the Company's 2005 Registration Statement on Form F-3 (Registration No. 333-122571) *
10.20	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (4) *
10.21	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (4) *
10.22	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (4) *
10.23	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (4) *
10.24	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan, filed with this report *
10.25	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (4) *
10.26	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few.
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

Exhibit Number	Description
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

*	This exhibit is a management contract or compensatory plan or arrangement.

(1)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435).

(2)	Incorporated herein by reference to Exhibits 10.1, 10.2 and 10.3 to the Company's Current Report on Form 8-K filed on September 24, 2004.

(3)	Incorporated herein by reference to similarly numbered exhibit to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314).

(4)	Incorporated herein by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2005	By: /s/ Christopher O'Kane Christopher O'Kane Chief Executive Officer
Date: November 8, 2005	By: /s/ Julian Cusack Julian Cusack Chief Financial Officer