Form 10-K
period 2005-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2006-03-06
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
 OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER: 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Maxwell Roberts Building 1 Church Street Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 295-8201

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Ordinary Shares, 0.15144558¢ par value	New York Stock Exchange, Inc.
5.625% Perpetual Preferred Income Equity Replacement Securities	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2005, was approximately $878 million based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that The Blackstone Group, Credit Suisse and Wellington Investment Holdings (Jersey) Limited and all directors and employees of the registrant were ‘‘affiliates.’’ The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2005.

As of February 15, 2006, 95,246,268 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

PART I

Unless the context otherwise requires, references in this Annual Report to the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’ refer to Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited (‘‘Aspen Re’’), Aspen (UK) Holdings Limited (‘‘Aspen U.K. Holdings’’), Aspen Insurance UK Services Limited (‘‘Aspen U.K. Services’’), AIUK Trustees Limited (‘‘AIUK Trustees’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’), Aspen U.S. Holdings, Inc. (‘‘Aspen U.S. Holdings’’), Aspen Specialty Insurance Company (‘‘Aspen Specialty’’), Aspen Specialty Insurance Management Inc. (‘‘Aspen Management’’), Aspen Re America, Inc. (‘‘Aspen Re America’’), Aspen Insurance U.S. Services Inc. (‘‘Aspen U.S. Services’’) and any other direct or indirect subsidiary collectively, as the context requires. Aspen Re, Aspen Bermuda and Aspen Specialty are each referred to herein as an ‘‘Insurance Subsidiary,’’ and collectively referred to as the ‘‘Insurance Subsidiaries.’’ References in this report to ‘‘U.S. Dollars,’’ ‘‘dollars’’, ‘‘$’’ or ‘‘¢’’ are to the lawful currency of the United States of America, references to ‘‘British Pounds,’’ ‘‘pounds’’ or ‘‘£’’ are to the lawful currency of the United Kingdom, and references to ‘‘euros’’ or ‘‘€’’ are to the lawful currency adopted by certain member states of the European Union (the ‘‘E.U.’’), unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe,’’ ‘‘do not believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘intend’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, ‘‘Business,’’ Part II, Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this report and the differences could be substantial. The risks, uncertainties and other factors set forth below under Item 1A, ‘‘Risk Factors’’ and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under ‘‘Risk Factors’’ in Item 1A, and the following:

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events such as Hurricanes Katrina, Rita and Wilma, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor's ("S&P"), A.M. Best Company ("A.M. Best") or Moody's Investors Service ("Moody’s");

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma, and the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the limited actual loss reports received from our insureds to date, the preliminary nature of possible loss information received by brokers to date on behalf of cedants, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, any changes in our reinsurers' credit quality, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

Item 1. Business

General

We are a Bermuda holding company which was incorporated on May 23, 2002. We were initially capitalized with $836.9 million from our founding shareholders which included affiliates of The Blackstone Group (‘‘Blackstone’’), Wellington Underwriting plc (‘‘Wellington’’), Candover Partners Limited (‘‘Candover’’), Credit Suisse First Boston Private Equity, Inc. (‘‘CSFB Private Equity’’), Montpelier Re Holdings Ltd (‘‘Montpelier Re’’), 3i Group plc (‘‘3i’’), Olympus Partners (‘‘Olympus’’) and Phoenix Equity Partners (‘‘Phoenix’’). At December 31, 2005, we had $2,039.8 million in shareholders' equity.

We operate in three major jurisdictions: the United Kingdom, Bermuda and the United States. In 2005, we changed the way in which we presented the results of our business from two segments, insurance and reinsurance, to four segments, which better reflect the way we currently view and manage the business. We provide:

•	property reinsurance in the global market through Aspen Re and Aspen Bermuda;

•	casualty reinsurance in the global market through Aspen Re and Aspen Bermuda;

•	specialty insurance and reinsurance, mainly consisting of marine and energy and aviation worldwide through Aspen Re and Aspen Bermuda; and

•	property and casualty insurance, principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty.

In addition, Aspen Re America, our reinsurance intermediary, provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

For the year ended December 31, 2005, we wrote $2,092.5 million in gross premiums, of which:

•	$813.2 million was property reinsurance;

•	$526.7 million was casualty reinsurance;

•	$368.3 million was specialty insurance and reinsurance; and

•	$384.3 million was property and casualty insurance.

For the year ended December 31, 2004, we wrote $1,586.2 million in gross premiums, of which:

•	$649.3 million was property reinsurance;

•	$446.7 million was casualty reinsurance;

•	$125.3 million was specialty insurance and reinsurance; and

•	$364.9 million was property and casualty insurance.

These four business segments and their respective lines of business may, at times, have different business cycles, allowing us to manage our business by emphasizing one segment over the other, or one line of business within a particular segment over another, depending on market conditions.

Some of our senior management and some of our underwriters worked as a team at the Society of Lloyd's (‘‘Lloyd's’’) Syndicate 2020 (‘‘Syndicate 2020’’) and its predecessors. Syndicate 2020 is an underwriting operation in the London Market and is managed by Wellington Underwriting Agencies Limited (‘‘WUAL’’), a wholly-owned subsidiary of Wellington, an affiliate of one of our shareholders, Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’). When we commenced operations on June 21, 2002, we secured from Wellington and WUAL the opportunity to underwrite a substantial portion of the portfolio of risks that had been developed over many years by the team of underwriters that joined us from Syndicate 2020. Aspen Re, our principal U.K. operating subsidiary, is an insurance company directly regulated by the Financial Services Authority (‘‘FSA’’) and, as such, is not a member of Lloyd's or part of the Lloyd's market. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions, Rate Trends and Developments in 2006."

The portion of the portfolio of risks we secured from Wellington and WUAL comprises certain of our initial lines of business, including U.K. commercial property insurance, U.K. commercial liability insurance, property reinsurance and casualty reinsurance (the ‘‘initial lines of business’’). We believe this established book of business and the operational continuity we enjoy gave us a competitive advantage over other companies that started in the insurance and reinsurance sectors after the World Trade Center tragedy. Since our commencement of operations, we have expanded our business portfolio both within the initial lines of business and by adding new lines of business, such as marine and energy and aviation insurance and reinsurance.

In our reinsurance lines, we strive to differentiate ourselves by providing our customers with innovative and customized solutions to complex risks by utilizing our intellectual capital and our underwriters' extensive experience in the marketplace. By focusing on our customers' needs, our underwriting team has established strong and long-standing relationships with a variety of insureds and brokers.

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

Our property reinsurance segment includes the following business lines:

•	treaty catastrophe;

•	treaty risk excess;

•	treaty pro rata; and

•	property facultative.

In 2004, we decided to reduce our property reinsurance operations in London and substantially increase our property reinsurance underwriting capacity in Bermuda. This took effect for business incepting on or after November 1, 2004. This development reflects the prominence of Bermuda as a reinsurance market and allows us to take better advantage of the favorable regulatory and operating environment that Bermuda provides.

Aspen Re America, a wholly-owned subsidiary of Aspen U.S. Holdings, functions as a reinsurance intermediary with offices in New Jersey and Connecticut. Aspen Re America has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license. Aspen Re’s Connecticut office focuses on property reinsurance, written exclusively on behalf of Aspen Re.

Our casualty reinsurance segment includes the following business lines:

•	U.S. treaty;

•	non-U.S. treaty; and

•	casualty facultative.

Aspen Re America's New Jersey office focuses on casualty facultative reinsurance, written exclusively on behalf of Aspen Re.

Our specialty insurance and reinsurance segment includes the following business lines:

•	marine and energy insurance;

•	aviation insurance; and

•	specialty reinsurance, which consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite.

In addition to our marine and aviation reinsurance lines, during 2004 we began to offer marine and energy insurance risks including coverage in respect of property damage to ships (hull), shipowners' liability and offshore energy property risks. In 2005, we started to offer aviation insurance. Our marine and aviation insurance and reinsurance operations are conducted by Aspen Re in London.

Our property and casualty insurance segment includes the following business lines:

•	commercial property insurance; and

•	commercial liability insurance.

Our insurance operations are conducted through Aspen Re in the U.K. and Aspen Specialty in the U.S. We do not currently conduct insurance business in Bermuda.

In the U.K. we initially focused on mainly U.K.-based commercial property and liability risks placed through our established contacts with the London and broader U.K.-based broker community. In 2003, we began to write worldwide property insurance. In the U.S. we write property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network.

Our corporate organization and subsidiaries as of February 15, 2006 are as follows:

Our Business Strategy

The key aspects of our business strategy are to:

Diversify Our Business Portfolio. We plan to continue to diversify our insurance and reinsurance operations by offering new products within our existing lines of business, by selectively increasing our exposure in parts of the world where we are currently under-represented and by increasing the amount of insurance business that we underwrite. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills. For example, in 2003 we began writing aviation and marine reinsurance business, U.S. surplus lines business and further expanded our U.K. liability insurance business. In 2004, we added capabilities for writing property reinsurance in the U.S. market through Aspen Re America and marine business through Aspen Re and in 2005 hired a team of underwriters who specialize in non-U.S. property facultative reinsurance. In 2005, we commenced writing aviation insurance and energy insurance.

Build on Our Presence in the London, Bermuda and U.S. Markets. We believe that all three markets in which we operate can offer complementary business opportunities. Our presence in these markets allows us to serve more of our clients' needs by offering a wider range of products. In addition to maintaining a strong presence in the United Kingdom, we began to expand our underwriting capacity in Bermuda and the United States in 2003 and continued with this expansion in 2004 by increasing the size of our property reinsurance underwriting team in Bermuda and opening additional offices in the United States. By developing operating centers in the London Market and in Bermuda, as well as expanding in the U.S. surplus lines and property reinsurance market, we seek to increase our business opportunities and to gain access to the different types of risks offered in such markets.

Deploy Our Capital Effectively. We strive to maintain an optimal level of capital relative to our business plan. To do this, we employ rigorous statistical modeling techniques to assess the risk of loss to our capital base based upon the portfolio of risks we underwrite. We intend to manage our capital prudently relative to our risk exposure to maximize profitability and long-term growth in shareholder value. We believe that our capital base provides a high degree of financial strength to support our operations and to meet our clients' needs. See ‘‘—Ratings’’ below.

Anticipate and Adapt to Changing Market Conditions. By anticipating changing market conditions, we seek to access different lines of business with complementary risk/return characteristics and to deploy capital appropriately. We monitor relative and absolute rate adequacy and movements and we adjust the composition of our risk portfolio based on market conditions and underwriting opportunities. At the current time, our strategy is to increase the amount of insurance that we underwrite relative to the amount of reinsurance. We believe this will improve the balance of our business. We will also continue to diversify our business away from property reinsurance in keeping with the reduction in our risk tolerances and emphasize our evolving franchise in our specialty lines segment and continue to leverage our strong position in casualty reinsurance. We are prepared to adjust our underwriting and capital management objectives in order to respond in a timely manner to the changing market environment for all or some of our lines of business. This may include reducing our gross premiums written for a business line, or for our overall writings, should conditions warrant.

Manage Risk Retention through the Purchase of Reinsurance. While we seek to write business which is profitable on a gross basis, we manage our net exposure to catastrophic losses and large individual risk losses by selectively purchasing reinsurance. We seek the optimal protection for the individual and aggregate exposures that we assume under our reinsurance contracts and insurance policies, with a view to reducing the volatility of our underwriting results on a long-term basis. We continue to use many of the same reinsurers with whom our management had built relationships while at Syndicate 2020. The substantial majority of reinsurers that we currently use have a rating of ‘‘A−’’ (Excellent), or better by A.M. Best, the fourth highest of fifteen rating levels.

Employ a Conservative Investment Strategy. We manage our fixed income investment portfolio on a total return basis. We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2005, we continued our strategy of gradually extending portfolio duration as interest rates rose by extending our fixed income portfolio duration from 2.20 years as of December 31, 2004 to 2.90 years as of December 31, 2005. The latter resulted in book yield increasing during 2005, from 3.30% to 4.08%. We continually monitor interest rate market developments with a view to further extending portfolio duration if warranted. At the end of the first quarter of 2006, we intend to invest approximately 3% ($150 million) of our assets into two low volatility hedge fund of funds. As of February 15, 2006, we have not invested in equity securities.

Business Segments

Beginning in 2005, we started to report our results with respect to four business segments: property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. For earlier periods, we have restated the results in accordance with our revised segments. The gross premiums written are set forth by business segment, for each of the twelve months ended December 31, 2005, 2004 and 2003:

Business Segment	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Property Reinsurance	$813.2	38.8%	$649.3	40.9%	$558.2	42.7%
Casualty Reinsurance	526.7	25.2%	446.7	28.2%	292.3	22.4%
Speciality Insurance & Reinsurance	368.3	17.6%	125.3	7.9%	151.4	11.6%
Property & Casualty Insurance	384.3	18.4%	364.9	23.0%	304.9	23.3%
	$2,092.5	100.0%	$1,586.2	100.0%	$1,306.8	100.0%

For a review of our results by segment, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and footnote 16 of our financial statements.

Property Reinsurance

Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata and property facultative. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients.

In January 2004, we expanded our U.S. property reinsurance underwriting through the establishment of our reinsurance intermediary, Aspen Re America, which focuses on underwriting treaty pro rata and treaty risk excess reinsurance on behalf of Aspen Re. At the end of 2004, we increased our property reinsurance presence in Bermuda, with 2005 being the first full year of results reflecting this change.

The reinsurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2005, 2004 and 2003:

Property Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Australia/Asia	$48.1	5.9%	$46.7	7.2%	$51.1	9.2%
Caribbean	2.6	0.3%	2.0	0.3%	1.7	0.3%
Europe	65.8	8.1%	56.2	8.7%	38.1	6.8%
United Kingdom	16.8	2.1%	38.5	5.9%	75.9	13.6%
United States and Canada (1)	467.9	57.5%	335.1	51.6%	296.3	53.1%
Worldwide excluding United States (2)	47.8	5.9%	30.8	4.7%	22.1	4.0%
Worldwide including United States (3)	157.7	19.4%	129.2	19.9%	67.8	12.1%
Others	6.5	0.8%	10.8	1.7%	5.2	0.9%
Total	$813.2	100.0%	$649.3	100.0%	$558.2	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our property reinsurance segment for the twelve months ended December 31, 2005, 2004 and 2003 are as follows:

	Gross Premiums Written
Property Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Treaty Catastrophe	$373.3	45.9%	$268.7	41.4%	$230.0	41.2%
Treaty Risk Excess	263.8	32.4%	244.3	37.6%	226.4	40.6%
Treaty Pro Rata	168.1	20.7%	129.9	20.0%	60.5	10.8%
Property Facultative	8.0	1.0%	6.4	1.0%	41.3	7.4%
	$813.2	100.0%	$649.3	100.0%	$558.2	100.0%

Treaty Catastrophe. Treaty catastrophe reinsurance contracts are typically ‘‘all risk’’ in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. Coverage for other perils may be negotiated on a given treaty. The predominant exposures covered are losses stemming from property damage and business interruption resulting from a covered peril. Coverage can also be more limited by extending to only specified perils such as windstorm.

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

Treaty Risk Excess. We also write risk excess of loss property treaty reinsurance. This type of reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single ‘‘risk’’ basis, rather than to aggregate losses for all covered risks, as provided by catastrophe reinsurance. A ‘‘risk’’ in this context might mean the insurance coverage on one building or a group of buildings due to fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, particularly earthquakes and hurricanes.

Treaty Pro Rata. Our treaty pro rata reinsurance product provides coverage based on the original risks written by the ceding client, rather than the loss incurred by that client. Under our pro rata reinsurance treaties, we share risks in the same proportion as our share of premium and policy amounts. Pro rata contracts can be particularly prone to accumulations of exposure and losses due to catastrophic events. We write pro rata contracts when we believe historical results and the quality of information provided by the reinsured justify the writing of such coverage.

We also provide retrocessional property coverage, which is reinsurance protection to other reinsurers or retrocedents. For 2005, approximately 2.4% of gross premiums written within this segment was retrocessional coverage, whereas in 2004 and 2003, we had written approximately 1.4%. We have ceased to write retrocessional property coverage for 2006.

A very high percentage of the reinsurance contracts that we write exclude coverage for losses arising from the peril of terrorism involving nuclear, biological or chemical attack outside the U.S.

Within the U.S., our reinsurance contracts generally exclude acts that are certified as ‘‘acts of terrorism’’ by the U.S. Treasury Department under the Terrorism Risk Insurance Act (‘‘TRIA’’) and the Terrorism Risk Insurance Extension Act of 2005 (‘‘TRIEA’’). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are sometimes covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts, both on a pro rata and risk excess basis, covering solely the peril of terrorism. We have done so only in instances where we believe we are able to obtain pricing that is commensurate with our exposure. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

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

In our property reinsurance segment, ACE and its affiliates accounted for approximately 10% of gross premiums written in this segment for the twelve months ended December 31, 2005. Factory Mutual and its affiliates accounted for approximately 8% and no other customer accounted for more than 3% of gross written premiums within this segment.

We also write a small number of structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. In 2005, these contracts were accounted for in this segment, casualty reinsurance and specialty insurance and reinsurance segments. Within the property reinsurance segment, these contracts generated gross premiums written in 2005 of $50.5 million. There is one contract which is a quota share of Lloyd’s Syndicate 958 which is linked to the provision of capital support to that syndicate by way of a letter of credit of £11.0 million.

Casualty Reinsurance

Our casualty reinsurance segment is written on both a treaty and a facultative basis and consists of the following principal lines of business: U.S. treaty; non-U.S. treaty; and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write U.S. casualty facultative reinsurance. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

The casualty reinsurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2005, 2004 and 2003:

Casualty Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Australia/Asia	$17.7	3.4%	$22.1	4.9%	$20.2	6.9%
Caribbean	13.2	2.5%	9.4	2.1%	5.9	2.0%
Europe	18.7	3.6%	21.7	4.9%	21.5	7.4%
United Kingdom	116.7	22.2%	118.9	26.6%	129.0	44.1%
United States and Canada (1)	329.1	62.5%	258.9	58.0%	108.0	36.9%
Worldwide excluding United States (2)	11.2	2.1%	9.0	2.0%	2.6	0.9%
Worldwide including United States (3)	18.5	3.5%	3.5	0.8%	2.9	1.0%
Others	1.6	0.2%	3.2	0.7%	2.2	0.8%
Total	$526.7	100.0%	$446.7	100.0%	$292.3	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our casualty reinsurance segment for the twelve months ended December 31, 2005, 2004 and 2003 are as follows:

	Gross Premiums Written
Casualty Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
U.S. Treaty	$304.8	57.9%	$222.5	49.8%	$107.6	36.8%
Non-U.S. Treaty	196.1	37.2%	181.4	40.6%	145.3	49.7%
Casualty Facultative	25.8	4.9%	42.8	9.6%	39.4	13.5%
	$526.7	100.0%	$446.7	100.0%	$292.3	100.0%

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

Casualty Facultative. Our casualty facultative reinsurance line of business consists of umbrella, general liability and workers' compensation reinsurance written by our Aspen Re America New Jersey office. Approximately all exposures reinsured in this line of business are located in the United States. During 2003 and for part of 2004, this business was written for us by Wellington Underwriting, Inc. (‘‘WU Inc.’’). This is facultative reinsurance written on an excess of loss basis. In addition, until the end of 2003, we also wrote automobile liability reinsurance for U.S. clients through WU Inc., focusing primarily on short haul trucking clients, rather than long distance or interstate trucking. The binding authority agreement authorizing WU Inc. to bind us on automobile reinsurance policies ended at year-end 2003, and we are no longer writing automobile reinsurance of this type. The umbrella, general liability and workers' compensation binding authority, together with the team that wrote this business for us at WU Inc., was transferred to Aspen Re America on February 1, 2004.

We have written a small number of structured casualty reinsurance contracts through our specialist team in Bermuda. Within the casualty reinsurance segment, these contracts generated gross premiums written in 2005 of $55.4 million in this segment. The two largest of these contracts in 2005 were a medical malpractice excess of loss contract with estimated gross premiums written of $29.0 million and a worker’s compensation quota share contract with estimated gross premiums written of $14.8 million. No other customer accounted for more than 3% of gross written premium within this segment.

Specialty Insurance and Reinsurance

Our specialty insurance and reinsurance segment consists of the following principal lines of business: marine and energy insurance, aviation insurance, and specialty reinsurance which consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our specialty insurance is written on a primary, quota share and facultative basis and our specialty reinsurance is written on a treaty pro rata and excess of loss basis.

The specialty insurance and reinsurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2005, 2004 and 2003:

Specialty Insurance and Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Australia/Asia	$26.2	7.1%	$1.1	0.9%	$3.4	2.2%
Caribbean	4.6	1.3%	—	—	—	—
Europe	58.6	15.9%	11.4	9.1%	1.9	1.3%
United Kingdom	18.5	5.0%	5.2	4.2%	84.2	55.6%
United States and Canada (1)	146.8	39.8%	25.0	20.0%	8.4	5.5%
Worldwide excluding United States (2)	3.4	0.9%	2.6	2.1%	0.7	0.5%
Worldwide including United States (3)	84.9	23.0%	74.5	59.5%	52.3	34.5%
Others	25.3	7.0%	5.5	4.2%	0.5	0.4%
Total	$368.3	100.0%	$125.3	100.0%	$151.4	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our specialty insurance and reinsurance segment for the twelve months ended December 31, 2005, 2004 and 2003 are as follows:

	Gross Premiums Written
Specialty Insurance and Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Marine and Specialty Liability Insurance	$122.4	33.2%	$40.8	32.6%	—	—
Marine and Energy Property Insurance	110.8	30.1%	2.8	2.2%	—	—
Aviation Insurance	52.4	14.2%	—	—	—	—
Specialty Reinsurance	82.7	22.5%	81.7	65.2%	151.4	100.0%
	$368.3	100.0%	$125.3	100.0%	$151.4	100.0%

Marine and Energy Insurance. The marine, energy and liability team commenced underwriting in the third quarter of 2004 and are leaders in hull, energy physical damage and liability classes. The vast majority of business is written on a direct facultative basis with underwriters setting the terms and conditions of the risk. Coverage underwritten includes onshore and offshore natural perils, fire, explosion, well blow-out, liability risks associated within the aforementioned, and onshore liability construction (which may have longer contract periods).

Aviation Insurance. In January 2005, the new aviation insurance team joined Aspen Re. The aviation team focuses on providing physical damage insurance to hulls and spares and comprehensive legal liability (including war and associated perils) for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide hull deductible cover.

We are targeting a global aviation client base, taking advantage of London's position as a leading center for aviation insurance business distribution.

Specialty Reinsurance. Our specialty reinsurance line of business is composed of reinsurance covering interests similar to those underwritten in marine and energy and aviation insurance above, as well as contingency, terrorism, nuclear, personal accident, crop and satellite. Our specialty reinsurance business is generally written on a treaty basis, though some risks are written on a facultative basis.

For the twelve months ended December 31, 2005, our mix of specialty reinsurance business as measured by gross premiums written was approximately 61.4% aviation and marine reinsurance and 38.6% other specialty reinsurance risks such as terrorism, nuclear, personal accident, crop and satellite. For the twelve months ended December 31, 2004, our mix of specialty reinsurance business as measured by gross premiums written was approximately 60.3% aviation and marine reinsurance and 39.7% other specialty risks. For the twelve months ended December 31, 2003, our mix of specialty reinsurance business as measured by gross premiums written was approximately 51.8% quota share reinsurance from Syndicate 2020, 26.9% aviation and marine reinsurance and 21.3% other specialty reinsurance.

For 2003, we wrote a 7.5% quota share of the Syndicate 2020 lines. Aspen Re's participation in these arrangements with the Syndicate constituted approximately 6% of our gross premiums written for the twelve months ended December 31, 2003 and due to the non-renewal of the quota share in 2004 and 2005, negligible premiums for the twelve months ended December 31, 2004 and 2005.

In our specialty insurance and reinsurance segment, the Port Authority of New York and New Jersey accounted for approximately 4% of gross premiums written, the International Group Marine Liability excess of loss reinsurance agreement accounted for approximately 3% of gross premiums written and no other customer accounted for more than 3% of gross premiums written within this segment.

Our structured reinsurance team in Bermuda wrote two contracts in 2005 that fall within the specialty insurance and reinsurance reporting segment. Within this segment, these contracts generated gross premiums written in 2005 of $8.6 million.

Property and Casualty Insurance

Our property and casualty insurance segment consists of the following lines of business: commercial property insurance and commercial liability insurance.

The property and casualty insurance business we write can be analyzed by geographic region, reflecting the location of the assured, as follows for the year ended December 31, 2005, 2004 and 2003:

Property & Casualty Insurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Australia/Asia	$0.1	—	$0.4	0.1%	$0.1	—
Caribbean	0.2	0.1%	0.2	0.1%	—	—
Europe	6.0	1.6%	12.9	3.5%	13.9	4.6%
United Kingdom	214.7	55.9%	311.5	85.4%	220.0	72.1%
United States and Canada (1)	158.9	41.3%	21.9	6.0%	68.5	22.5%
Worldwide excluding United States (2)	0.2	0.1%	—	—	—	—
Worldwide including United States (3)	0.4	0.1%	8.1	2.2%	2.4	0.8%
Others	3.8	0.9%	9.9	2.7%	—	—
Total	$384.3	100.0%	$364.9	100.0%	$304.9	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our property and casualty insurance segment for the twelve months ended December 31, 2005, 2004 and 2003 are as follows:

	Gross Premiums Written
Property and Casualty Insurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	($ in millions)	% of Total	($ in millions)	% of Total	($ in millions)	% of Total
U.K. Commercial Property	$61.0	15.9%	$70.0	19.2%	$78.4	25.7%
U.S. Commercial Property	67.0	17.4%	40.4	11.1%	—	—
Worldwide Property	10.3	2.7%	11.7	3.2%	3.3	1.1%
U.K. Commercial Liability	171.2	44.5%	212.4	58.2%	223.2	73.2%
U.S. Commercial Liability	74.8	19.5%	30.4	8.3%	—	—
	$384.3	100.0%	$364.9	100.0%	$304.9	100.0%

Commercial Property Insurance. Our commercial property insurance line of business consists of U.K. commercial property insurance, U.S. excess and surplus lines, and worldwide property insurance. The U.K. commercial property insurance focuses on providing insurance coverage with respect to losses to a business's premises, inventory and equipment as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. middle market corporate and public sector clients and property owners. Our worldwide property insurance focuses on providing physical damage and business interruption coverage to major commercial and industrial companies on a global basis. Towards the end of 2005, we repositioned our property insurance business by hiring an international property facultative team which writes U.K. and worldwide individual risks.

We write property insurance in the U.S. on a surplus lines basis through Aspen Specialty. The property account consists predominantly of mercantile, manufacturing and commercial real estate business. For the twelve months ended December 31, 2005, the total mix of commercial property business as measured by gross premiums written was approximately 44.1% U.K. commercial, 48.5% U.S. surplus lines and 7.4% worldwide property insurance. For the twelve months ended December 31, 2004, the total mix of commercial property business as measured by gross premiums written was approximately 57.2% U.K. commercial, 33.1% U.S. surplus lines and 9.7% worldwide property insurance.

Commercial Liability Insurance. Our commercial liability insurance line of business focuses on providing employers' liability coverage and public liability coverage for insureds domiciled in both the United Kingdom and Ireland as well as casualty insurance in the U.S. on a surplus lines basis.

In the United Kingdom, all employers must maintain employers' liability insurance. This insurance covers employers' liability for bodily injury or disease sustained by employees, and arising out of and in the course of employment. In the United Kingdom, employees are required to show breach of statute or tort prior to being entitled to any compensation. As opposed to the United States, there is no set scale of compensation in the United Kingdom, as claims are settled in accordance with legal precedent and official damages guidelines. Most claims are settled out of court; however, most employees engage legal representation that increases claim costs but in a predictable way. Insurance cover is written on an ‘‘occurrence’’ basis, that is, the monetary limits of the insurance apply to all claims relating to any one occurrence, with the minimum legal requirement being £5 million for any one occurrence. However, the usual limit for employers' coverage is £10 million for any one occurrence.

Public liability insurance covers businesses for claims made against them by members of the public or other businesses, but not for claims by employees or shareholders of such businesses. Public liability insurance is generally not required by regulation.

Aspen Specialty writes casualty insurance in the U.S. on a surplus lines basis. The casualty account consists of primarily general liability, umbrella liability and certain errors and omissions insurance. The casualty focus is on premises risks, low to moderate hazard products and selected classes of contracting risks. For the twelve months ended December 31, 2005, the mix of commercial liability business as measured by gross premiums written was approximately 69.6% U.K. liability and 30.4% U.S. surplus lines. For the twelve months ended December 31, 2004, the mix of commercial liability business as measured by gross premiums written was approximately 87.5% U.K. liability and 12.5% U.S. surplus lines.

Underwriting and Risk Management

Our objective is to create a balanced portfolio of insurance and reinsurance risks, diversified across lines of business, products, geographic areas of coverage, cedents and sources. We undertake ongoing risk analysis in our risk management program which identifies the risks we are exposed to and rates the impact of each risk on our business. We analyze projected catastrophe exposures and attempt to limit the amount of potential loss that may arise from a single catastrophic event. We also manage our exposure by reference to the correlation between the risk characteristics of our business portfolios.

Our underwriting activities are managed by four product heads responsible for property reinsurance, casualty reinsurance, specialty (marine, aviation and specialty reinsurance) and insurance (property, liability and property facultative). They each have strategic and operational responsibility for the underwriting of the classes of business they manage. In addition, we have appointed Oliver Peterken as Chief Risk Officer with effect from May 9, 2005.

We underwrite according to specific disciplines, with the aim of maintaining the following principles:

•	operate within prescribed maximum underwriting authority limits;

•	make consistent use of peer review—all risks underwritten are subject to peer review by at least one qualified peer reviewer;

•	use risk assessment models such as Risk Management Solution, Inc ("RMS"), EQE International and AIR (Worldwide Corporation) to assist in the property treaty underwriting process and utilize RMS to quantify our aggregate natural catastrophe exposures;

•	employ dedicated personnel who monitor the aggregation of our catastrophe risks; and

•	prepare monthly aggregation reports for review by our senior management.

We delegate underwriting authority to our underwriters in accordance with an understanding of each individual's capabilities. We issue letters of underwriting authority to each of our underwriters, which contain authority limits tailored to the classes of business written by the particular underwriter.

Our reinsurance and insurance segments have different risk acceptance guidelines, authority limits and accumulations. For most risks (as measured by gross premiums written) in our reinsurance segments, prior to quoting a price for a risk, the underwriter must seek at least one qualified peer review. In our insurance segment, a peer review is required for all risks although this usually takes place after acceptance. These peer reviews are in place to ensure high standards of underwriting discipline and consistency.

Following a review of our losses from the 2005 hurricanes, we have taken a number of steps to enhance risk management in catastrophe risk pricing, accumulation control and risk governance, which include:

•	applying higher loadings for hurricane frequency and severity, as well as in some cases adjustments differentiated by hurricane zone;

•	implementation of revised zonal natural catastrophe probabilistic risk tolerances to lower our exposure. In addition, we undertook a review of our accumulation control system and a number of changes were made, such as the reduction in risk tolerance for 100 and 250-year exposure in peak zones from 20% to 17.5% and from 30% to 25%, respectively, such reduction to be achieved over the course of 2006;

•	re-designing our business processes for controlling catastrophe accumulations and our plan to implement a new database system in 2006. In addition, we have strengthened staff resources in the catastrophe modeling field both in our central control group and in our Bermuda underwriting operations; and

•	introducing in 2006 enhanced risk governance through the formation of a Risk Committee of our board of directors which will review and monitor our risk appetite.

Business Distribution

With respect to our segments and lines of business, our business is produced principally through brokers and reinsurance intermediaries. Our commercial lines of business are mostly produced through the U.K. regional and London broker network. Our U.S. property and casualty products are marketed through a select number of appointed wholesale brokers with the appropriate surplus lines licenses. The brokerage distribution channel provides us with access to an efficient, variable cost and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks. The brokers and reinsurance intermediaries typically act in the interest of ceding clients or insurers; however, they are instrumental to our continued relationship with our clients.

The following tables show our gross reinsurance premiums written by broker for each of our segments for the twelve months ended December 31, 2005, 2004 and 2003:

Property Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Aon Corporation ("Aon")	$190.3	23.4%	$168.5	25.9%	$188.3	33.7%
Marsh & McLennan Companies, Inc. ("Marsh")	195.4	24.0%	127.1	19.6%	93.8	16.8%
Benfield Group plc ("Benfield")	139.3	17.1%	79.7	12.3%	76.9	13.8%
Willis Group Holdings, Ltd. ("Willis")	189.8	23.3%	74.1	11.4%	72.3	13.0%
Ballantyne, McKean & Sullivan Ltd ("Ballantyne")	25.3	3.1%	40.7	6.3%	23.7	4.2%
Others	73.1	9.1%	159.2	24.5%	103.2	18.5%
Total	$813.2	100.0%	$649.3	100.0%	$558.2	100.0%

Casualty Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Aon	$74.5	14.2%	$62.5	14.0%	$67.8	23.2%
Marsh	80.5	15.3%	78.9	17.7%	56.7	19.4%
Benfield	84.2	16.0%	85.0	19.0%	35.6	12.2%
Willis	55.2	10.5%	26.6	6.0%	20.8	7.1%
Ballantyne	43.8	8.3%	32.7	7.3%	11.2	3.8%
Denis M Clayton & Co. Ltd.	68.6	13.0%	43.5	9.7%	21.2	7.2%
Jardine Lloyd Thompson Ltd. ("Jardine")	19.2	3.6%	15.9	3.6%	11.5	4.0%
Others	100.7	19.1%	101.6	22.7%	67.5	23.1%
Total	$526.7	100.0%	$446.7	100.0%	$292.3	100.0%

Specialty Insurance and Reinsurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Aon	$57.1	15.5%	$18.0	14.4%	$40.4	26.7%
Marsh	56.5	15.3%	19.4	15.5%	27.5	18.2%
Benfield	10.5	2.9%	8.4	6.7%	12.8	8.5%
Willis	95.2	25.8%	37.4	29.8%	36.8	24.3%
Ballantyne	3.5	1.0%	6.9	5.5%	8.6	5.7%
Jardine	31.2	8.5%	13.0	10.4%	4.7	3.1%
Heath Lambert Ltd.	11.5	3.1%	2.8	2.2%	0.6	0.4%
Others	102.8	27.9%	19.4	15.5%	20.0	13.1%
Total	$368.3	100.0%	$125.3	100.0%	$151.4	100.0%

Property and Casualty Insurance	Twelve months ended December 31, 2005		Twelve months ended December 31, 2004		Twelve months ended December 31, 2003
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Aon	$56.8	14.8%	$73.8	20.2%	$48.9	16.0%
Marsh	37.8	9.8%	35.4	9.7%	16.1	5.3%
Benfield	10.1	2.6%	—	—	—	—
Willis	23.2	6.0%	25.5	7.0%	16.6	5.4%
Ballantyne	7.4	1.9%	—	—	—	—
R.L. Davison & Co. Ltd.	9.2	2.4%	24.4	6.7%	15.1	5.0%
SBJ Group Ltd	7.6	2.0%	20.4	5.6%	26.0	8.5%
Others	232.2	60.5%	185.4	50.8%	182.2	59.8%
Total	$384.3	100.0%	$364.9	100.0%	$304.9	100.0%

Claims Management

The key responsibilities of our claims management department are to:

•	process reported insurance and reinsurance claims in a manner whereby coverage, reserving and payment decisions are made analytically and with a high degree of accuracy;

•	contribute to our collaborative underwriting process by providing claims-related and legal information to the underwriting team and senior management; and

•	support our marketing efforts through the quality of our claims service.

We have a staff of experienced claims professionals who are assigned to specific product lines, and will expand, as needed, to service our clients and to properly adjust reported claims. We have developed processes and internal business controls for identifying, tracking and settling claims, and authority levels have been established for all individuals involved in the reserving and settlement of claims. Our underwriters do not make the final decisions regarding the ultimate determination of reserves and settlement of claims; rather, this is a function separately determined by our claims department.

In 2005, we introduced the role of Head of Group Claims, charged with the responsibility of establishing and maintaining claims best practice throughout the Company. We utilize the services of third-party service providers for our U.K. insurance operations. These providers have authority to handle claims up to a specific monetary threshold. Claims above these thresholds must be referred to our internal claim adjusters for all decisions. Our Head of Group Claims oversees those outsourcing agreements. We manage, review and audit those claims handled under our outsourcing agreements.

Our U.S. property and casualty claims, on policies written by Aspen Specialty, are managed by a staff of experienced claims professionals. They supervise individual claims, assign tasks to independent adjusters and attorneys, and monitor this activity. We may also utilize the services of third-party service providers, similar to our U.K. insurance operations, with similar controls. Aspen Specialty currently oversees the run-off of claims on insurance policies written by the previous management of Aspen Specialty when the Company was Dakota Specialty (the Company name prior to its acquisition by Aspen U.S. Holdings).

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

We regularly report to our board of directors on the status of our reserves and settlement of claims. We recognize that fair interpretation of our reinsurance agreements and insurance policies with our customers, and timely payment of valid claims, are a valuable service to our clients and enhance our reputation.

Reinsurance

We purchase retrocession and reinsurance to limit and diversify our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

A significant portion of our business accumulates property exposures in catastrophe exposed zones throughout the world. At levels of likelihood up to 1 in 250 years, we consider Florida windstorms and California earthquakes to be our peak natural catastrophe exposures. In order to mitigate those and other exposures, we purchase, through several contracts, reinsurance to limit our losses in the event of a large catastrophic event. In 2005, the Company purchased a catastrophe retrocession program that covers us for a single catastrophic loss in excess of $80 million up to $350 million arising from our property classes of business including the accounts exposed to catastrophe losses and a separate program that protects us against catastrophe or individual risk losses (e.g., a large fire or explosion) in excess of $50 million up to $225 million arising from our property classes of business including facultative, pro rata treaty and per risk excess but excluding the catastrophe account.

In 2005, we also purchased catastrophe retrocession for losses at various levels below $80 million but which only provided for recoveries after the exhaustion of certain aggregate deductibles.

Overall our reinsurance program was fully engaged by Hurricanes Katrina, Rita and Wilma loss events. The catastrophe retrocession program performed in line with expectations as did the specific protections purchased for our specialty lines and Aspen Specialty. Underlying catastrophe protections with aggregate deductibles were triggered by the frequency of these events.

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

In 2005, we also had two proportional reinsurance contracts with Montpelier Reinsurance Limited, one of our founding shareholders.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 93% of our uncollateralized reinsurance is provided by those who have been assigned a rating of ‘‘A−’’ (Excellent) (the fourth highest of fifteen rating levels) or better. In 2005, $91.5 million of reinsurance capacity was secured from an unrated reinsurance market. This amount was fully collateralized with cash and securities. The table below shows our reinsurance recoverables as of December 31, 2005, and our reinsurers’ ratings taking into account any changes in ratings as of February 28, 2006:

A.M. Best	($ in millions)
A++	$161.7
A+	147.6
A	493.0
A−	221.4
B++	5.0
B+	72.5
Not rated	—
Fully collaterized	91.5
$1,192.7

In addition, we purchased a fully collateralized risk transfer swap from a non-insurance related counter-party for a three-year term which commenced on August 17, 2004 and provides $100 million of cover. This provides for payments following a severe hurricane which must give rise to some losses within Florida, or Californian earthquake event with the availability and amounts of any such payments governed solely by the level of industry level loss in relation to pre-defined thresholds, subject to a contract maximum of $100 million. This contract has no indemnity provision and is therefore not accounted for as a reinsurance contract but as a derivative contract. With respect to our losses from Hurricane Katrina, we have accounted for a potential recovery of $25 million as of December 31, 2005. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Risk Transfer Swap."

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance and consequential losses in England, Scotland or Wales. Pool Re has a retrocession agreement with the Treasury of HM Government, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen Re's ultimate net loss, in excess of our retention, relating to damage to commercial property and consequential losses in England, Scotland or Wales caused by an act of terrorism. Our retention is calculated by reference to our market share of this type of coverage and for 2004 was £240,000 per event. For 2005, our retention was £570,000 per event with an annual aggregate of £1,140,000. For 2006, our retention is £790,000 per event with an annual aggregate of £1,580,000.

Reserves

In establishing the reserves set by us, our actuary employs a number of techniques to establish a ‘‘range of estimates.’’ The insurance reserves are established for the total unpaid cost of claims and loss adjustment expenses, which cover events that have occurred before the balance sheet date. These reserves reflect our estimates of the total cost of incurred but not reported (‘‘IBNR’’) claims in addition to the claims advices reported to us. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve.

The claim reserves included in our annual report are a combination of reported claims and IBNR claims. For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from loss adjustors and the cedent and information on the cost of settling claims with similar characteristics in previous periods. For IBNR claims, reserves are determined statistically from actuarial analyses, which include assessment of available historical data and other approaches in establishing a range of appropriate loss ratios for management to select its best point estimate. For reinsurance lines of business, a higher proportion of initial reserves is statistically based on IBNR due to longer reporting delays between the original loss and reinsurers being notified. Where the IBNR estimation is based on an analysis of past loss experience, then the principal assumption is that past patterns of development will be repeated on current business. This may not be the case completely as the nature of our product and mix of cedents alters with time. However, these features of changing business mix as well as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation are incorporated in the recommended reserve range from the internal actuary and the external actuary from which management selects its best point estimate.

For classes of business which are not related to catastrophes, and where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

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

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2005, 2004, 2003 and 2002:

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004	As at December 31, 2005
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance	$81.4	$482.2	$1,080.2	$1,848.9
Liability re-estimate as of:
One year later	71.8	420.0	1,029.6
Two years later	53.1	398.3
Three years later	52.4
Cumulative redundancy (deficiency)	29.0	83.9	50.6
Cumulative paid losses, net of reinsurance recoveries as of:
One year later	9.0	88.0	399.7
Two years later	43.2	152.6
Three years later	43.6

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004	As at December 31, 2005
	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverable	$93.9	$525.8	$1,277.9	$3,041.6
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0
Two years later	69.7	433.5
Three years later	69.0
Cumulative redundancy (deficiency)	24.9	92.3	17.9

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002 except for the following amounts assumed as a result of acquisitions:

	Net reserves as at December 31, 2005	Net reserves as at December 31, 2004
	($ in millions)	($ in millions)
Aspen Re (formerly City Fire)	0.8	2.4
Aspen Specialty (Formerly Dakota Specialty)	1.6	2.8
	2.4	5.2

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

We follow a conservative investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. The composition of the investments is a diversified portfolio of highly rated, liquid, fixed income securities.

Fixed Income Portfolio.     We manage our fixed income investment portfolio on a total return basis. We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2005, we continued our strategy of gradually extending portfolio duration as interest rates rose by extending our fixed income portfolio duration from 2.20 years as of December 31, 2004 to 2.90 years as of December 31, 2005. The latter resulted in book yield increasing during 2005, from 3.30% to 4.08%. We continually monitor interest rate market developments with a view to further extending portfolio duration if warranted.

Asset allocation study.     During the second half of 2005 we conducted an asset allocation study on our investment portfolio with a view to diversifying our 100% fixed income and short-term investment portfolio. The results of our study has caused us to put in place a two-year asset allocation plan. In accordance with this plan, at the end of first quarter of 2006, we intend to invest approximately 3% ($150 million) of our assets into two low volatility hedge fund of funds. We will also continue to monitor credit spreads and look to diversify portfolio credit risk when warranted.

Equities.     As of February 15, 2006, we have not invested in equity securities.

We utilize several third-party investment managers to manage our assets. We agree to separate investment guidelines with each investment manager. These investment guidelines cover, among other things, limits on investments in the securities of any one issuer, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum ‘‘AA−’’ portfolio credit rating for the portion of the assets they manage.

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments as at December 31, 2005 and 2004:

	As at December 31, 2005				As at December 31, 2004
		($ in millions)				($ in millions)
Investments (excluding cash)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed Income Investments
U.S. Government and Agency Securities	$1,387.0	$0.7	$(23.9)	$1,363.8	$1,017.5	$0.7	$(5.9)	$1,012.3
Corporate Securities	861.4	1.0	(10.1)	852.3	551.6	0.7	(3.1)	549.2
Foreign Government	268.8	2.0	(0.3)	270.5	233.0	1.5	(0.3)	234.2
Municipals	3.6	—	—	3.6	3.6	—	—	3.6
Asset-backed securities	208.2	—	(4.0)	204.2	225.0	—	(2.1)	222.9
Mortgage-backed securities	356.7	0.3	(5.3)	351.7	185.6	0.1	(0.7)	185.0
Total fixed income	3,085.7	4.0	(43.6)	3,046.1	2,216.3	3.0	(12.1)	2,207.2
Short-term investments	643.5	1.0	(1.5)	643.0	528.5	0.8	(0.6)	528.7
Total	$3,729.2	$5.0	$(45.1)	$3,689.1	$2,744.8	$3.8	$(12.7)	$2,735.9

U.S. Government and Agency Securities. U.S. government and agency securities are composed of bonds issued by the U.S. Treasury and government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal Farm Credit Bank.

Corporate Securities. Corporate securities are composed of short-term, medium-term and long-term debt issued by corporations.

Foreign Government. Foreign government securities are composed of bonds issued by the U.K., Canadian, German, French and Portuguese governments.

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

Short-Term Investments. Short-term investments are both units in a U.S. Dollar denominated bond fund operated by Wellington Management Company and money market funds. The bond fund is rated ‘‘AAA’’ by S&P. The fund invests in government securities, corporate securities, asset-backed securities, mortgage-backed securities and commercial paper. The money market funds are rated ‘‘AAA’’ by S&P and/or Moody's and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium-term notes.

The maturity distribution and ratings for fixed income securities and other investments held as at December 31, 2005 and 2004 was as follows:

	As at December 31, 2005			As at December 31, 2004
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
			($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$121.3	$121.0	AA−	$107.3	$106.9	AAA
Due after one year through five years	1,843.9	1,818.4	AAA	1,662.8	1,656.6	AAA
Due after five years through ten years	555.6	550.8	AA+	35.6	35.8	AA+
Subtotal	2,520.8	2,490.2		1,805.7	1,799.3
Mortgage- and Asset-Backed Securities	564.9	555.9	AAA	410.6	407.9	AAA
Short-Term Investments	643.5	643.0	AAA	528.5	528.7	AAA
Total	$3,729.2	$3,689.1		$2,744.8	$2,735.9

For 2005, we engaged BlackRock Financial Management, Weiss, Peck & Greer LLC (terminated on December 15, 2005), Wellington Management Company (not an affiliate of Wellington), Alliance Capital Management L.P. and Credit Agricole Asset Management to provide investment advisory and management services for our portfolio of assets. As at December 31, 2005, we had approximately $3.1 billion of fixed income investments and $30 million of cash under management by outside firms. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2005 was 2.50%, as compared with the total return of 1.34% for the Lehman Brothers 1-5 Year Treasury Index for the same period. Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2005.

For additional information concerning the Company's investments and reserves, see Part II, Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd's of London, some of which have greater financial, marketing and management resources than we do. In particular, with respect to our property reinsurance and casualty reinsurance segments, we compete with insurers that provide property- and casualty-based lines of insurance and reinsurance, such as ACE, Arch, Axis, Endurance, Everest Re, Folksamerica, Hannover Re, Lloyd's of London, Montpelier Re, Munich Re, PartnerRe, Renaissance Re, Swiss Re and XL Re. In addition, one of the effects of Hurricane Katrina has been the formation of new Bermudian reinsurers, the ‘‘class of 2005,’’ who may become competitors of ours. In our specialty insurance and reinsurance segment, we compete with AIG, Axis, Global Aerospace, Hannover, Lloyd's and Zurich. In our U.K. commercial property and liability insurance lines of business, we compete with ACE, Affiliated FM, Allianz, AIG, Amlin, AXA, Endurance, Fusion, Gerling, QBE, Liberty Mutual, Lloyd’s of London, Mitsui, Markel, Norwich Union, Quinn Direct, Royal & SunAlliance, Tokio Marine and Zurich. In our U.S. excess surplus lines, we compete with Admiral, Colony, Crum & Forster, First State Management, Lexington, RSUI, and Scottsdale.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. As of February 28, 2006, our Insurance Subsidiaries are rated as follows:

Aspen Re Standard & Poor’s	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A (Excellent) (third highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Bermuda

Standard & Poor’s	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Specialty

A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

These ratings reflect A.M. Best's, S&P's and Moody's respective opinions of Aspen Re's, Aspen Specialty's and Aspen Bermuda's ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (in liquidation). S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (under regulatory supervision). Moody's maintains a letter scale rating system ranging from ‘‘Aaa’’ (Exceptional) to ‘‘C’’ (Lowest). These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody's.

Employees

As of December 31, 2005, we employed 360 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union. As of December 31, 2005, 224 employees were based in the United Kingdom, 41 employees were based in Bermuda and 95 employees were based in the United States. As of December 31, 2004 and 2003, we employed 261 and 142 employees, respectively.

Regulatory Matters

    General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers.

The discussion below summarizes the material laws and regulations applicable to our Insurance Subsidiaries. We do not believe that any of our Insurance Subsidiaries is in violation of any such laws and regulations. In addition, our Insurance Subsidiaries have met and exceeded the solvency margins and ratios applicable to them.

    Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the ‘‘Insurance Act’’), regulates insurance and reinsurance business and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (‘‘BMA’’) under the Insurance Act; the day-to-day supervision of insurers is the responsibility of the BMA. Accordingly, the Insurance Act regulates the insurance business of Aspen Bermuda, which has been registered as a Class 4 insurer by the BMA; however, as a holding company, Aspen Holdings is not subject to Bermuda insurance regulations. The continued registration of an applicant as an insurer is subject to it complying with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Aspen Bermuda is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Aspen Bermuda is not licensed to carry on long-term business.

Cancellation of Insurer's Registration. An insurer's registration may be cancelled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Aspen Bermuda's principal office is Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda, and Aspen Bermuda's principal representative is David Skinner, Aspen Bermuda’s Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable ‘‘event’’ has, to the principal representative's knowledge, occurred or is believed to have occurred, to notify the BMA setting forth all the particulars of the case that are available to the principal representative.

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

Loss Reserve Specialist. As a registered Class 4 insurer, Aspen Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified actuary, must be approved by the BMA. Mr. Paul Koslover, our Chief Actuary, has been approved to act as Aspen Bermuda's loss reserve specialist.

Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Bermuda Companies Act 1981, as amended (the ‘‘Companies Act’’), which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Aspen Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

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

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non resident, for as long as any equities securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA its permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the New York Stock Exchange ("NYSE") or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

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

U.K. and E.U. Regulation

General. The FSA is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of ‘‘regulated activities’’ (including deposit taking, insurance, investment management and most other financial services carried on by way of business in the U.K.), with the objective of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing a proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

Under the Financial Services and Markets Act 2000 (‘‘FSMA’’), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

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

As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen Re is subject to close supervision by the FSA. The FSA's rules are contained in its Handbook of Rules & Guidance, one part of which is the ‘‘Integrated Prudential Sourcebook.’’ The FSA requires directors and senior management to put in place systems and controls for the management of risks relating to the financial and operational condition (or ‘‘Prudential Regulation’’) of insurance and reinsurance business in the United Kingdom. In accordance with the Integrated Prudential Sourcebook, high level risk policies for each of insurance, credit, market, liquidity, operational and group risk are required to be set by the authorized insurer's governing body. A number of the conduct of business rules that have been introduced by the FSA with effect from January 14, 2005 in connection with the regulation of the sale and administration of general insurance, may also have an impact upon authorized insurers. Changes in the scope of the FSA's regulations from time to time may have an adverse impact on the business of Aspen Re.

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

Supervision. The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants' reports, risk assessment visits to insurance companies and regular formal interviews.

The FSA last carried out a risk assessment visit to Aspen Re during October and November of 2005. Aspen Re does not believe that any material items arose out of the visits. Aspen Re has agreed to provide information to the FSA as requested and hold regular meetings with the FSA as required.

Solvency Requirements. The Integrated Prudential Sourcebook requires that insurance companies maintain capital resources equal to or in excess of its capital resources requirement (formerly known as a margin of solvency) at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the capital resources requirement is set out in the Integrated Prudential Sourcebook, and for these purposes, all the insurer's assets and liabilities are subject to specific valuation rules. Failure to maintain the capital resources requirement is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercized. For financial years beginning on or after January 1, 2004, the calculation of the required capital resources requirement has been amended as a result of the implementation of the E.U. Solvency I Directive. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the minimum capital requirement for Aspen Re.

Aspen Re is required to maintain as a bare minimum capital resources equal to the greater of:

(1) the sum of 18% of the first €50 million and 16% of the excess over €50 million of gross premiums (for these purposes premiums relating to certain categories of liability are uplifted by 50%) for the previous financial year less an allowance for anticipated reinsurance recoveries;

(2) the sum of 26% of the average claims (for these purposes claims relating to certain categories of liability business are increased by 50%) paid for the first €35 million of claims and 23% of the average claims paid for claims comprising the excess over €35 million, as measured over a 36-month period less an allowance for anticipated reinsurance recoveries; and

(3) the capital resources requirement for the prior financial year multiplied by the ratio (if it is less than 100%), expressed as a percentage, of technical provisions (net of reinsurance) for claims outstanding at the end of the prior financial year to technical provisions (net of reinsurance) for claims outstanding at the beginning of the prior financial year. The margin of solvency of an insurer carrying on liability business is subject to an absolute minimum of €3 million.

An insurer is required to review its own capital needs to assess whether it has sufficient resources to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment (‘‘ICA’’). If an insurer's assessment is that it should have more capital than is required under the capital resources requirement, then the FSA would expect the insurer to hold the additional amount. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they fall due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. Further, the FSA has introduced new requirements on insurers and reinsurers to calculate their Enhanced Capital Requirement (‘‘ECR’’) which is a risk-based formula for calculating capital needs and includes capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA had already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. The FSA may review an insurer's ICA and its ECR and consider whether it has sufficient capital resources. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources that it considers necessary for that insurer.

In addition, an insurer that is part of a group is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking and the European Economic Area parent undertaking, in accordance with the FSA's rules. This return is not part of an insurer's own solvency return and hence will not be publicly available. Although there is no requirement at present for the parent undertaking solvency calculation to show a positive result, the FSA is required to take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. At December 31, 2005, Aspen Re exceeded such requirements. Also, with the implementation of the E.U. Financial Groups Directive, which came into effect on January 1, 2005, there is a requirement for insurance groups to hold an amount of capital indicated in the calculation of the parent company's solvency margin at the ultimate European Economic Area parent undertaking level from December 31, 2006. The purpose of these proposals is to prevent leveraging of capital arising from involvements in other group insurance firms. Given the current structure of the Company's group, this regulatory obligation will apply to Aspen Re's immediate parent company (Aspen U.K. Holdings), because it is incorporated in the U.K. and is Aspen Re's ultimate European Economic Area parent undertaking. Aspen U.K. Holdings will from December 31, 2006, have to have sufficient capital resources to match the capital requirements calculated under the rules (taking into account Aspen Re and Aspen Specialty as they are Insurance Subsidiaries of Aspen U.K. Holdings). It is possible that the effect of this requirement will be a need for additional capital at the level of Aspen U.K. Holdings. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer's general insurance business amount).

Restrictions on Dividend Payments. U.K. company law prohibits Aspen Re from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA’s rules require maintenance of each insurance company's solvency margin within its jurisdiction.

Reporting Requirements. U.K. insurance companies must prepare their financial statements under the Companies Act which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. These returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) after year-end.

Supervision of Management. The FSA supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified ‘‘controlled functions’’ within a regulated entity must be approved by the FSA.

Change of Control. The FSA regulates the acquisition of ‘‘control’’ of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K.-authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired ‘‘control’’ for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired ‘‘control’’ of Aspen Re.

Under FSMA, any person proposing to acquire ‘‘control’’ over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person's application to acquire ‘‘control.’’ In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such ‘‘control’’ and that the interests of consumers would not be threatened by such acquisition of ‘‘control.’’ Failure to make the relevant prior application could result in action being taken against Aspen Re by the FSA.

Intervention and Enforcement. The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized persons and approved persons.

Fees and Levies. As an authorized insurer in the United Kingdom, Aspen Re is subject to FSA fees and levies based on Aspen Re's gross written premiums and gross technical liabilities. The fees and levies charged by the FSA to Aspen Re are not material to the Company. Our fees and levies paid to the FSA were £0.3 million for 2005. The FSA also requires authorized insurers to participate in an investors' protection fund, known as the Financial Services Compensation Scheme.

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

U.S. Insurance Holding Company Regulation of Aspen Holdings. Aspen Holdings, as the indirect parent of Aspen Specialty, Aspen U.S. Holdings, as the direct parent of Aspen Specialty, and Aspen Management are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is organized and domiciled. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the North Dakota Department of Insurance and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance.

Acquisition of Control of a North Dakota Domiciled Insurance Company. North Dakota law requires that before a person can acquire control of any North Dakota domiciled insurance company, such as Aspen Specialty, the acquisition of control must be approved by the North Dakota Commissioner of Insurance. The Commissioner of Insurance is required to consider various factors, including the financial strength of the applicant, the integrity and management experience of the applicant's board of directors and executive officers, the applicant's plans for the future operations of the insurer and any possible anti-competitive results in North Dakota that may arise from the proposed acquisition of control.

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

Legislative Changes. On November 26, 2002, TRIA was enacted and on December 22, 2005 was extended by TRIEA until December 31, 2007 to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such. It should be noted that ‘‘act of terrorism’’ as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Treasury Secretary must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. TRIEA does not require coverage under our reinsurance contracts covering U.S. risks.

State Insurance Regulation of Aspen Specialty, Aspen Management and Aspen Re America. State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty to file financial statements with insurance departments in every state where it is licensed or authorized or accredited or eligible to conduct insurance business; and the operations of Aspen Specialty are subject to examination by those departments at any time.

Aspen Specialty prepares statutory financial statements in accordance with Statutory Accounting Practices and procedures prescribed or permitted by its domicile state North Dakota. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’). The North Dakota regulator completed an examination of Aspen Specialty in February 2004 and did not raise any significant issues.

Aspen Management which transacts business as a surplus lines brokerage company must also maintain appropriate licenses to transact such business.

Aspen Re America our reinsurance intermediary is subject to Delaware law and is regulated by the New Jersey and Connecticut departments of insurance.

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

Statutory Accounting Principles. Statutory accounting principles, or ‘‘SAP,’’ is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

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

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers' business operations are affected by regulatory requirements in various states of the United States governing ‘‘credit for reinsurance’’ which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. Aspen Bermuda is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. See Part II, Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which were $385.6 million and $954.9 million at December 31, 2004 and 2005, respectively. Aspen Re intends to apply for ‘‘trusteed reinsurer’’ approvals in states where U.S. cedents are domiciled.

Aspen Re is also writing surplus lines business in certain states of the United States where it has obtained the applicable approvals or eligibilities. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers (‘‘Quarterly Listing’’) that is maintained by the International Insurers Department (‘‘IID’’) of the NAIC.

Pursuant to the IID requirements, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. In subsequent years, Aspen Re must add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to the current maximum of $60 million. The balance held in the trust at December 31, 2005 was $8.1 million. In October 2005, the NAIC's Surplus Lines Task Force released a proposal to increase the size of U.S. surplus lines trust funds for companies that currently maintain funds at the maximum level of $60 million. The NAIC's proposal would not alter Aspen Re's surplus lines trust fund requirement.

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

Item 1A. Risk Factors

We outline below factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this report and other documents that we file with the Securities and Exchange Commission (the ‘‘SEC’’). The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes to be material. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

    Risks Related to Recent Events

Uncertainty arising from estimated losses related to Hurricanes Katrina, Rita and Wilma may further impact our financial results.

As of December 31, 2005, the total impact before tax of our expected losses relating to Hurricanes Katrina, Rita and Wilma and net of reinstatement premiums and potential receipts under our cat swap before tax associated with these hurricanes was recorded at $569.6 million. Accordingly, losses from Hurricanes Katrina, Rita and Wilma materially negatively impacted our year-end results and our shareholders’ equity. Our estimates above are based on limited information available to date from brokers and their evaluations to date, initial loss indications to date, current industry loss estimates, output from industry and proprietary models and a review of in-force contracts, each of which basis is subject to change to reflect future information.

We continue to substantially rely on estimates to project our total retained and gross losses from Hurricanes Katrina, Rita and Wilma as we have received a limited number of actual reported claims. In addition to being limited in number, the preliminary notifications submitted by our insurance clients are also subject to significant change depending on actual claims received from their insureds. Actual losses may vary materially from these estimates.

Our estimates are uncertain because of the extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. In addition, these estimates may vary due to potential legal and regulatory developments related to allocation of losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. We expect that these issues may be subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time.

Our 2005 retrocessional coverage may be exhausted if our losses from the 2005 hurricanes deteriorate and our 2006 retrocessional coverage may be exhausted if catastrophes or other events causing large losses occur in 2006.

We had in place for 2005 and we have in place for 2006 various retrocessional reinsurance contracts protecting our property reinsurance and specialty reinsurance lines of business. In most cases these contracts provide following a first loss for one reinstatement of the limit recoverable under the contract. Based on our current losses from Hurricane Katrina, we will have exhausted the first limit of coverage of all of these contracts, which means our results of operations are more sensitive to future adverse development in relation to these losses. Based on our current losses from Hurricanes Rita and Wilma, we have reinsurance coverage remaining available. In addition, if catastrophes or other events causing large losses occur in 2006, we may exhaust our 2006 retrocessional coverage. We cannot be sure that retrocessional coverage will be available to us on acceptable terms, or at all, for the remainder of 2006 or for future accident years. Our risk exposure will be materially greater due to higher loss limits and less risk diversity, and our underwriting capacity will be restricted, if we cannot purchase retrocessional coverage.

    Risks Related to Our Company

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

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Our current loss reserves are based on estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of IBNR claims, based on facts and circumstances then known, predictions of future events, estimates of future trends in claim frequency and severity and variable factors such as inflation. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves. Each of our Insurance Subsidiaries’ reserving process and methodology are subject to a quarterly review, the results of which are presented to and reviewed by our audit committee. Establishing an appropriate level of loss reserves is an inherently uncertain process. The inherent uncertainties of loss reserves generally are greater for the reinsurance business as compared to the insurance business, principally due to the necessary reliance on the ceding company or insurer for information regarding losses, and the lapse of time from the occurrence of the event to the reporting of the loss to the reinsurer and the ultimate resolution or settlement of the loss. In addition, although we conduct our due diligence on the transactions we underwrite in connection with our reinsurance business, we are also dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. Accordingly, actual claims and loss expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements incorporated herein by reference. See above, ‘‘—Risks Related to Recent Events.’’

Our financial condition and results of operations could be adversely affected by the occurrence of catastrophic events such as natural disasters.

As a part of our insurance and reinsurance operations, we have assumed substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, floods, tornadoes, and fires. See above, ‘‘—Risks Related to Recent Events.’’ The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations and our ability to write new business. In particular, we write a considerable amount of business that is exposed to U.S. hurricanes and windstorms and California earthquakes. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events. In 2005, three major hurricanes made landfall in the United States and caused substantial damage. Although we will attempt to manage our exposure to these events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations. Events that are driven by U.S. hurricanes and windstorms or earthquakes in California in particular could have a material adverse effect on our financial condition and results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we must pay losses that exceed a specified retention. In addition, we limit program size for each client and purchase reinsurance for our own account. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits.

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

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts, particularly within our property reinsurance segment, are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year's contracts. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contacts are subject to renewal.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited annual historical information through December 31, 2005.

The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, income taxes, contingencies, risk transfer swap and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Estimates and judgments for a relatively new insurance and reinsurance company, like our Company, are more difficult to make than those made for a more mature company because we have more limited annual historical information through December 31, 2005. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Our purchase of reinsurance subjects us to third-party credit risk and such reinsurance may not be available on favorable terms.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Following the large losses resulting from the 2005 hurricanes, our levels of reinsurance recoverables owed to us from our reinsurers has materially increased. These reinsurers are dependent on their ratings in order to continue to write business, and a few have recently suffered downgrades in ratings as a result of their exposure to the 2005 hurricanes. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we remain liable to the reinsured.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. As is typical in our industry, many of our reinsurance contracts have a one-year term, and it is not certain that they can be renewed on reasonable terms. For example, following the 2005 hurricanes in the United States, reinsurance and retrocessional markets generally became less attractive for purchasers of reinsurance as supply contracted, terms were tightened and premium rates increased significantly. Accordingly, we may not be able to obtain our desired amount of retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We would be forced to seek alternative ways of reducing our risk. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of the occupational hazards causing losses under employers’ liability insurance. In particular, our exposure to casualty reinsurance and U.K. liability insurance increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the long tail nature of these lines of business. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

Our concentration on a limited number of lines of business could make us more susceptible to unfavorable market conditions.

We have a portfolio of business that is currently focused on a relatively limited number of property and casualty lines of business. Given this reliance, there is risk that unfavorable market conditions in these lines could have a disproportionate impact on our Company in comparison with our industry in general.

The aggregated risks associated with reinsurance underwriting could adversely affect us.

In our reinsurance business, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume.

We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. For example, we generally exclude acts of terrorism and losses stemming from nuclear, biological and chemical events; however, some states in the United States do not permit exclusion of fires following terrorist attacks from insurance policies and reinsurance treaties. Where we believe we are able to obtain pricing that adequately covers our exposure, we have written a limited number of reinsurance contracts covering solely the peril of terrorism. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially adversely affected.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. As of December 31, 2005, we had 360 employees and, accordingly, depend upon them for the generation and servicing of our business. We rely substantially upon the services of our senior management team. In particular, we rely substantially upon the service of Paul Myners, Chairman of our board of directors, Christopher O’Kane, our Chief Executive Officer, and Julian Cusack, our Chief Financial Officer. Although we have employment agreements with all of the members of our management team and we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda government announced a policy limiting the duration of work permits to six years, with certain exemptions for key employees. Only three members of Aspen Bermuda’s management team (or other officers) based in Bermuda are Bermudian. As of December 31, 2005, we had 41 employees in Bermuda. Two of these employees are Julian Cusack, our Chief Financial Officer, and James Few, our Head of Property Reinsurance. Julian Cusack and James Few are both non-Bermudian and are working under work permits that will expire in March 2008. In 2005, we recruited and continue to recruit additional employees to work in Bermuda for the Company or Aspen Bermuda. None of our current Bermuda employees for whom we have applied for a work permit has been denied. It is possible that we could lose the services of Julian Cusack, James Few or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

We may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.

We are subject to the independent director requirements of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’), SEC rules and, to the extent applicable, the NYSE corporate governance rules. We may experience difficulty in attracting and retaining qualified independent directors to respond to the increasing regulation of public companies. If we lose our status as a foreign private issuer and are unable to attract or retain a sufficient number of independent directors, we may be faced with the delisting of our ordinary shares or a violation of the Sarbanes-Oxley Act or SEC rules.

Our Insurance Subsidiaries are rated by A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. If our ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products and to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (in liquidation). S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (under regulatory supervision). Moody’s maintains a letter and number scale rating system ranging from ‘‘Aaa’’ (Exceptional) to ‘‘C’’ (Lowest). The objective of A.M. Best’s, S&P’s and Moody’s rating systems is generally to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s, S&P’s and Moody’s opinions of the financial strength of our Insurance Subsidiaries; they are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. As of February 28, 2006, our Insurance Subsidiaries are rated as follows:

Aspen Re Standard & Poor’s	A (Strong) (seventh highest of twenty-two levels)
A.M. Best	A (Excellent) (third highest of fifteen levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Bermuda
Standard & Poor’s	A (Strong) (seventh highest of twenty-two levels)
A.M. Best	A− (Excellent) (fourth highest of fifteen levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Specialty
A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

Following the 2005 hurricanes, A.M. Best, S&P and Moody’s placed the financial strength rating of Aspen Re and Aspen Bermuda and our credit rating on creditwatch. Subsequently, A.M. Best and S&P affirmed the financial strength ratings of Aspen Re and Aspen Bermuda as well our credit rating, with a negative outlook. Moody’s also affirmed our ratings with a stable outlook. The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. If our ratings are reduced from their current levels by any of A.M. Best, S&P or Moody’s, our competitive position in the insurance and reinsurance industry would suffer, and it would be more difficult for us to sell our products. As a result, any downgrade may materially and adversely impact our business, results of operations and our liquidity and financial flexibility.

In addition, several agreements we have with third parties would be impacted by a failure to maintain specified ratings. Under our credit facilities, we would be in default if Aspen Re’s or Aspen Bermuda’s insurer financial strength ratings fall below ‘‘B++’’ by A.M. Best or ‘‘A−’’ by S&P. Under the framework agreement dated May 28, 2002 among Wellington and its affiliates, Aspen U.K. Services and Aspen Holdings, Aspen Re would need to provide a letter of credit with respect to any quota share reinsurance it provides to Syndicate 2020 if Aspen Re’s insurer financial strength or similar rating is downgraded below ‘‘A’’ by either S&P and A.M. Best or such lower rating (not being lower than ‘‘A−’’) acceptable to Lloyd’s from time to time. Also, a downgrade of the financial strength rating of Aspen Re, Aspen Bermuda or Aspen Specialty by A.M. Best below ‘‘B++’’ or by S&P below ‘‘A−’’ would constitute an event of default under our revolving credit facility with Barclays Bank PLC. Any such downgrade could reduce our liquidity and financial flexibility.

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

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,’’ to satisfy these requirements. If these facilities are not sufficient or if the Company is unable to renew these facilities or is unable to arrange for other types of security on commercially acceptable terms, the ability of Aspen Bermuda and Aspen Re to provide reinsurance to U.S.-based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2005, we have approximately $1.2 billion in such trust funds.

Continuing investigations of broker market practices and the potential impact of the recent Marsh settlement could adversely affect our business.

Investigations of broker placement and compensation practices initiated by the Attorneys General and insurance regulators of certain states beginning with New York in October 2004, together with associated class action lawsuits initiated against such broker entities, have challenged the legality of certain broker activities. Marsh and the New York Attorney General entered into a settlement agreement on January 31, 2005. Apart from Marsh, various brokers with whom we do business are included within these investigations and lawsuits. The investigations and suits challenge, among other things, the appropriateness of setting fees paid to brokers based on the volume of business placed by a broker with a particular insurer or reinsurer; the payment of contingent fees to brokers by insurers or reinsurers because of alleged conflicts of interest arising from such fee arrangements; the nondisclosure by brokers to their clients of contingent fees paid to them by insurers and reinsurers; and bid rigging and the tying of receipt of direct insurance to placing reinsurance through the same broker. The Marsh-New York Attorney General settlement confirms that Marsh units that deal with U.S. clients, at least, must implement a series of business reforms relating to insurer compensation, disclosures to clients, use of wholesalers and employee training, among other things, and must submit to greater regulatory oversight by the New York Insurance Department.

Because many investigations and suits continue and others may yet be filed, it is not possible to determine their ultimate impact upon brokers, insurers and reinsurers, including our various business units that handle U.S. insurance and reinsurance risks. However, because of Aspen Re’s and Aspen Specialty’s reliance on brokers for future business, any governmental actions or judicial decisions which have the effect of impairing these broker markets could materially impact our ability to underwrite business. In addition, to the extent that any of the industry-wide arrangements with our brokers were determined to be improper, we could be fined or otherwise penalized. Aspen Re, our U.K. subsidiary, is regulated by the FSA. The FSA has commenced a review of the arrangements that insurers and brokers have in place to manage their conflicts of interest. In the event that the FSA perceives that brokers and insurers are not disclosing commissions when specifically asked, or if they offer or receive inducements contrary to the interests of the insured, the FSA may exercise its regulatory powers over brokers, insurers and reinsurers.

Should brokers with which we deal seek to increase commission levels in order to make up revenue shortfalls, we could be adversely impacted. To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management and Aspen Re America will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See ‘‘—Our reliance on brokers subjects us to their credit risk.’’ and ‘‘—Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us.’’ below.

Recent investigations of certain reinsurance accounting practices could adversely affect our business.

Certain reinsurance contracts are highly customized and typically involve complicated structural elements. U.S. GAAP governs whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these U.S. GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. These contracts also require judgments regarding the timing of accruals under U.S. GAAP. As reported in the press, certain insurance and reinsurance arrangements involving other companies, and the accounting judgments that they have made, are coming under scrutiny by the New York Attorney General’s Office, the SEC and other governmental authorities. At this time, we are unable to predict the ultimate effects, if any, that these industry investigations and related settlements may have upon the accounting for reinsurance and related industry practices or what, if any, changes may be made to practices involving financial reporting. Changes to any of the foregoing could materially and adversely affect our business and results of operations.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers around the world with respect to most of our insurance and reinsurance business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to such credit risks.

Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us.

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. See Item 1, "Business—Business Distribution" for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

We rely on third-party service providers for some claims handling.

We rely on third-party service providers to assist in handling some claims activity. If our third-party service providers fail to perform as expected, it could have a negative impact on our business and results of operations.

If we fail to develop the necessary infrastructure as we grow, our future financial results may be adversely affected.

Our recent expansion in the United Kingdom, United States and Bermuda has placed and will continue to place increased demands on our financial, managerial and human resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Furthermore, although we terminated our agreement with Wellington for information technology systems, we have entered into an interim agreement with Wellington to use their underwriting support software, pending our implementation of a new system. We are in the process of developing or implementing new information technology systems, including underwriting and financial support systems. To the extent we are not able to develop and implement new systems that meet our business needs, we may be required to continue with our existing arrangements or accept a less sophisticated system. Our future profitability depends in part on our ability to further develop our resources and effectively manage such transition or expansion. Our inability to achieve such development or effective management may impair our future financial results.

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

Our funds are invested by several professional investment management firms under the direction of our investment committee in accordance with detailed investment guidelines set by us. See ‘‘Business—Investments’’ under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to incur capital losses. If we do not structure our investment portfolio so that it is appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss in order to cover such liabilities. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For the twelve months ended December 31, 2005, 7.4%, or $121.3 million, of our total revenue was derived from our net invested assets.

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

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability/casualty business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our segments are the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2005, 2004 and 2003, 9.2%, 12.9% and 10.3% respectively of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

We may use currency hedges to manage probable significant losses that will be paid in non-U.S./non-British currencies. However, it is possible that we will not successfully structure those hedges so as to effectively manage these risks.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

General. Our insurance and reinsurance subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or to engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business. See ‘‘Business—Regulatory Matters’’ in Item 1, above.

Aspen Re. Aspen Re has authorization from the FSA to write certain classes of insurance business in the United Kingdom. As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen Re will be subject to close supervision by the FSA. Changes in the FSA’s requirements from time may have an adverse impact on the business of Aspen Re.

If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen Re and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we cannot assure you that these material connected party transactions will not be subject to regulatory intervention by the FSA. See Part III, Item 13, ‘‘Certain Relationships and Related Transactions.’’

Aspen Re is required to provide the FSA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA’s rules. In this regard, if Aspen Bermuda or Aspen Specialty were to experience financial difficulties, it could affect the ‘‘solvency’’ position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen Re. Furthermore, any transactions between Aspen Re, Aspen Specialty and Aspen Bermuda that are material connected party transactions would also have to be reported to the FSA. We cannot assure you that the existence or effect of such connected party transactions and the FSA’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where Aspen Re has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA with regard to Aspen Re.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom must comply with E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen Re will operate. A general review of E.U. insurance directives, known as ‘‘Solvency II’’, is currently in progress and may lead to changes such as increased or risk-based minimum capital requirements though these are not expected to be introduced in the near future. On December 10, 2005 the EU Reinsurance Directive came into force. Member states have until December 9, 2007 to implement the directive into domestic law. Reinsurance business is already subject to regulation in the U.K. and the implementation of the Reinsurance Directive is unlikely to materially adversely affect Aspen Re. However, we can give no assurance that this will be the case.

The FSA requires insurers and reinsurers to calculate their ECR which includes capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA had already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. In addition, the FSA may give guidance regularly to insurers under ‘‘individual capital guidance,’’ which may result in guidance that a company should hold in excess of the ECR. These changes may increase the required regulatory capital of Aspen Re.

Aspen Re does not presently intend that it will be admitted to do business in any jurisdiction other than the United Kingdom, Canada, Ireland and the other member states of the European Economic Area. We cannot assure you, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen Re and claim that Aspen Re is subject to such jurisdiction’s licensing or other requirements.

Aspen Bermuda. Aspen Bermuda is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Aspen Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

Aspen Bermuda does not maintain a principal office, and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of insurance or reinsurance, in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Aspen Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to Aspen Bermuda’s insurance or reinsurance activities may still be raised in the future.

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

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, some members of Congress have begun to explore whether the federal government should play a greater role in the regulation of insurance. Moreover, the National Association of Insurance Commissioners, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly examine existing laws and regulations. Changes in federal or state laws and regulations or the interpretation of such laws and regulations could have a material adverse effect on our business.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, TRIA was enacted to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law was extended by TRIEA and establishes a federal assistance program through the end of 2007 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage.

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

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, if any, to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See ‘‘Business—Regulatory Matters—Bermuda Regulation—Minimum Solvency Margin and Restrictions on Dividends and Distributions,’’ ‘‘Business—Regulatory Matters— U.K. and E.U. Regulation—Restrictions on Dividend Payments,’’ and ‘‘Business—Regulatory Matters—U.S. Regulation—North Dakota State Dividend Limitations’’ in Item 1 above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. If you require dividend income you should carefully consider these risks before investing in us. For more information regarding restrictions on the payment of dividends by us and our Insurance Subsidiaries, see ‘‘Business—Regulatory Matters’’ in Item 1 above and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources’’ in Part II, Item 7.

Several of our founding shareholders and some of our directors may have conflicts of interest with us.

Several of our founding shareholders and some of our directors engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. Of our directors, Julian Avery was the Chief Executive Officer of Wellington until his resignation effective September 20, 2004. We had in place certain quota share agreements under our framework agreement and an administrative services agreement with Wellington and its affiliates for which we received notice of termination in December 2003, with termination effective 18 months from the date of notice. We also entered into an IT services agreement with Wellington which was terminated effective August 2005 and an interim agreement to use their underwriting support software, pending our implementation of a new system. See Part III, Item 13, ‘‘Certain Relationships and Related Transactions—Transactions and Relationships with Initial Investors.’’

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

In addition, we may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in our shareholders’ best interests. See ‘‘Business—Reinsurance’’ in Item 1 above and ‘‘Certain Relationships and Related Transactions’’ in Part III, Item 13. Moreover, under Bermuda law and our bye-laws, any transaction entered into by us in which a director has an interest is not voidable by us nor can such director be accountable to us for any benefit realized under that transaction, provided that the nature of the interest is disclosed at the first opportunity at a meeting of directors or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest unless the majority of the disinterested directors determines otherwise.

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

    Risks Related to Our Industry

We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry may increase competition.

The insurance and reinsurance industry is highly competitive. See ‘‘Business—Competition’’ in Item 1 above for a list of our competitors. We compete primarily on the basis of experience, the strength of our client relationships, reputation, premiums charged, policy and contract terms and conditions, products offered, speed of claims payment, overall financial strength, ratings and scope of business (both by size and geographic location).

A number of Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate and have also recently raised additional capital to support their operations. Many of these entities derive their profits primarily through Bermuda operations and, consequently, may achieve a lower overall global effective tax rate than us. In addition, as a result of the anticipated increases in premium rates in selected lines of business due to the 2005 hurricanes, a number of new Bermuda-based start-up entities have raised capital and compete in lines of business similar to our lines of business. We may not be aware of additional companies that may be planning to enter the lines of business of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital.

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

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital resulting from, among other things, the terrorist attacks of September 11, 2001 and the 2004 and 2005 hurricanes in the United States. This tightening of supply has resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. Government-sponsored initiatives in other countries to address the risk of losses from terrorist attacks are similarly subject to change which may impact our business.

For example, on November 26, 2002, TRIA was enacted and extended by TRIEA on December 22, 2005 until December 31, 2007 to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible.

In addition, certain states have recently adopted rules and orders restricting the ability of an insurer to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations and orders that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict Aspen Specialty's ability to exit unprofitable markets or adjust its participation levels.

We are currently unable to predict the extent to which the lapse or replacement of TRIEA, or other new terrorism risk initiatives, or how states affected by the 2004 and 2005 hurricanes respond with regulatory restrictions on surplus lines insurers, may affect the demand for, pricing of, or the supply of our products or the risks that our customers may expect us, and our competitors, to underwrite. Any significant regulatory restrictions in the markets in which we operate may have a material adverse impact on our business and results of operations.

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. The supply of insurance and reinsurance is related to prevailing prices, the level of insured losses and the level of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance and reinsurance industry. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Although premium levels for many products have increased in the recent past, there are several lines of business in which rates are stabilizing or declining which may indicate a change in the cycle. However, in light of the 2005 hurricanes, rates in certain lines may once again increase. In respect of current market conditions, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions, Rate Trends and Developments in 2006.’’ Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

The nature and level of catastrophes in any period cannot be predicted, and the frequency and severity of such loss activity has recently increased. Although the industry and we use models developed by third party vendors in assessing our exposure to catastrophe pricing, accumulation and estimated losses which assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred.

The 2004 and 2005 hurricane seasons showed a marked increase in windstorm activity, and this trend may continue in future seasons. Both the total number of storms and their intensity were greater than recent years, as were corresponding claims and loss activity, as evidenced by Hurricanes Katrina, Rita and Wilma. We must assess the likelihood that this increased windstorm activity will continue. In any event, the customary industry-accepted methods of underwriting, reserving or investing may not be adequate and we may need to develop new means of managing risks related to catastrophes. For example, industry catastrophe pricing, accumulation and estimated loss models use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. These models have been evolving since the early 1990s. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. These limitations are evidenced by: significant variation in estimates between models and modelers; material increases and decreases in model results over time due to changes in the models and refinement of the underlying data elements and assumptions; questionable predictive capability over time intervals; and post-event measurement that have provided ranges of estimates that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of policy language, mold losses, demand surges, accumulations of losses under similar policies and loss adjustment expenses, each of which are subject to wide variation by storm.

We may not be able to adequately assess and reserve for the increased frequency and severity of catastrophes due to environmental factors, which may have a material adverse effect on our financial condition.

To assess our loss exposure, we rely on natural catastrophe models that are built partly on science, partly on historical data and partly on professional judgment of our employees and other industry specialists. Although the accuracy of the models significantly improved in the last few years, they still yield significant variations in loss estimates due to the quality of underlying data and assumptions. Interpretation of modeling results remains subjective, and none of the existing models reflects our policy language, demand surges and other storm-specific factors such as where the storms will actually travel.

There is little consensus in the scientific community regarding the effect of global environmental factors on catastrophes. Climatologists concur that heat from the ocean drives hurricanes, but they cannot agree how much it changes the annual outlook. In addition, scientists have recently recorded rising sea temperatures which may result in higher frequency and severity of windstorms. It is unclear whether rising sea temperatures are part of a longer cycle and if they are caused or aggravated by man-made pollution or other factors.

Given the scientific uncertainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated losses, which would adversely affect our profitability.

    Risks Related to Our Ordinary Shares

Future sales of ordinary shares may affect their market price and the future exercise of options may result in immediate and substantial dilution.

As of December 31, 2005, there were 95,209,008 ordinary shares outstanding. Of these shares, a substantial majority are freely transferable, except for any shares sold to our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act.

On October 24, 2005, we filed a universal shelf registration statement on Form F-3 with the SEC which included 39,244,985 ordinary shares that may be offered for sale by our shareholders.

We have entered into an amended and restated registration rights agreement, dated November 14, 2003, with Blackstone, Wellington, Candover, Mourant & Co. Trustees Limited, CSFB Private Equity, Montpelier Re, the Names’ Trustee (as defined below), 3i, Phoenix, Olympus and The Lexicon Partnership LLP ("Lexicon"), pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. At any time any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate at least $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares, subject to the limitations and restrictions provided in the agreement. We may effect any such future registration request under the Form F-3, in which case the related public offering may occur on short notice. Any announcement relating to a registration, offering or sale of our ordinary shares, under the Form F-3 or otherwise, could adversely affect the market price of our ordinary shares.

With respect to any outstanding ordinary shares that have not been registered, they may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under Rule 144(k), a person who is not our affiliate, and who has not been our affiliate at any time during the 90 days preceding any sale, is entitled to sell the shares without regard to the foregoing limitations, provided that at least two years have elapsed since the shares were acquired from us or any affiliate of ours. A large percentage of our initial investors have held a portion of our ordinary shares for at least two years, although some of those investors may be deemed our affiliates. Moreover, as of February 15, 2006, an additional 5,179,083 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Wellington (the ‘‘Wellington Options’’) and Harrington Trust Limited, which name was changed to Appleby (Bermuda) Trust Limited effective October 1, 2004 (the ‘‘Names’ Trustee’’), as successor trustee of the Names’ Trust, which holds the options (collectively with the Wellington Options, the ‘‘Investor Options’’) and shares for the benefit of the members of Syndicate 2020 who are not corporate members of Wellington. Wellington and the Names’ Trustee may exercise their options on a cashless basis, which allows them to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. Ordinary shares issued upon the exercise of options on a cashless basis will be issued as a bonus issue of shares in accordance with section 40(2)(a) of the Companies Act. This section provides that the share premium account of a company may be applied in paying up shares issued to shareholders as fully paid shares. This cashless exercise feature may provide an incentive for Wellington and the Names’ Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate and substantial dilution of your investment.

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

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares. See ‘‘Shareholders’ Agreement and Registration Rights Agreement’’ in Part II, Item 5(f) for further information regarding circumstances under which ordinary shares may be sold.

Furthermore, on December 12, 2005, we issued 4,000,000 5.625% Perpetual Income Equity Replacement Security (the ‘‘Perpetual PIERS’’). Each Perpetual PIERS will be convertible, at the option of the holder thereof, into one perpetual preference share and a number of our ordinary shares, if any, based on an initial conversion rate of 1.7077 ordinary shares per $50 liquidation preference of Perpetual PIERS, subject to specified adjustments. In addition, at any time on or after January 1, 2009, under certain circumstances, we may, at our option, cause each Perpetual PIERS to be automatically converted into $50 in cash and ordinary shares, if any. The conversion of some or all of our Perpetual PIERS will dilute the ownership interest of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our ordinary shares. In addition, the existence of our Perpetual PIERS may encourage short selling by market participants because the conversion of our Perpetual PIERS could depress the price of our ordinary shares.

There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as ‘‘controlled shares’’ (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a ‘‘9.5% U.S. Shareholder’’) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual PIERS or to holders of our perpetual preference shares) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. ‘‘Controlled shares’’ includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2005, there were 95,209,008 ordinary shares outstanding, of which 9,044,856 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

For purposes of this discussion, the term ‘‘U.S. Person’’ means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, or entity treated as a corporation, created or organized in or under the laws of the United States, or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. See ‘‘Bye-Laws’’ in Part II, Item 5(g). Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.

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

We also have the authority under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our sole discretion, eliminate such shareholder’s voting rights.

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

Laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider to be desirable and may make it more difficult to replace members of our board of directors and have the effect of entrenching management, and your ability to purchase more than 10% of our voting shares will be restricted.

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non-resident, for as long as any equities securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA their permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the NYSE or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

The FSA regulates the acquisition of ‘‘control’’ of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired ‘‘control’’ for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired ‘‘control’’ of Aspen Re. Under FSMA, any person proposing to acquire ‘‘control’’ over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire ‘‘control.’’ In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such ‘‘control’’ and that the interests of consumers would not be threatened by such acquisition of ‘‘control.’’ Failure to make the relevant prior application would constitute a criminal offense.

Under the North Dakota Insurance Holding Company statutes, if a holder would acquire beneficial ownership of 10% or more of our outstanding voting securities without the prior approval of the North Dakota Insurance Commissioner, then our North Dakota insurance subsidiary or the North Dakota Insurance Commission is entitled to injunctive relief, including enjoining any proposed acquisition, or seizing ordinary shares owned by such person, and such ordinary shares would not be entitled to be voted.

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

We cannot pay a dividend on our ordinary shares unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS and perpetual preference shares have been declared and paid.

Our Perpetual PIERS and our perpetual preference shares that are issuable upon conversion of our Perpetual PIERS at the option of the holders thereof will rank senior to our ordinary shares with respect to the payment of dividends. As a result, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS and perpetual preference shares have been declared and paid (or declared and a sum (or, if we so elect, ordinary shares) sufficient for the payment thereof has been set aside), we cannot declare or pay a dividend (or declare and set aside a sum (or, if we so elect, ordinary shares) sufficient for the payment thereof) on our ordinary shares. Under the terms of Perpetual PIERS, these restrictions will continue until full dividends on all outstanding Perpetual PIERS and perpetual preference shares for four consecutive dividend periods have been declared and paid (or declared and a sum (or, if we so elect, ordinary shares) sufficient for the payment thereof has been set aside for payment).

Our ordinary shares rank junior to our Perpetual PIERS and perpetual preference shares in the event of a liquidation, winding up or dissolution of the Company.

In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares rank junior to our Perpetual PIERS and our perpetual preference shares issuable upon conversion of our Perpetual PIERS pursuant to a separate prospectus supplement. In such an event, there may not be sufficient assets remaining, after payments to holders of our Perpetual PIERS and perpetual preference shares, to ensure payments to holders of ordinary shares.

A few large shareholders may be able to influence significant corporate actions.

As of February 15, 2006 we had five shareholder groups who owned approximately 44,986,806 ordinary shares (including the Wellington Options) representing approximately 47% of the beneficial ownership of our ordinary shares (assuming full exercise on a cash basis of Wellington Options). As a result of their ownership position, these shareholders voting together may have the ability to significantly influence matters requiring shareholder approval, including, without limitation, the election of directors and amalgamations, consolidations, changes of control of our company and sales of all or substantially all of our assets. If these shareholders were to act together, they would be able to exercise control over most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by the other shareholders.

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

Interested Directors. Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be accountable to us for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest under the Companies Act, unless the majority of the disinterested directors determine otherwise. Under Delaware law, the transaction would not be voidable if:

•	the material facts as to the interested director’s relationship or interests were disclosed or were known to the board of directors and the board of directors in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	the material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation at the time it was authorized, approved or ratified.

Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, we may enter into business combinations with our large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from our board of directors. Under Bermuda law, amalgamations require the approval of the board of directors, and except in the case of amalgamations with and between wholly-owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from our board of directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or our bye-laws would require board approval and, in some instances, shareholder approval of such transactions.

Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in our name to remedy a wrong done to us where an act is alleged to be beyond our corporate power, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud of the director or officer or to recover any gain, personal profit or advantage to which the director or officer is not legally entitled. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with the action.

Indemnification of Directors and Officers. Under Bermuda law and our bye-laws, we may indemnify our directors, officers, any other person appointed to a committee of the board of directors or resident representative (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense, incurred or suffered by such persons by reason of any act done, conceived in or omitted in the conduct of our business or in the discharge of their duties; provided that such indemnification shall not extend to any matter which would render such indemnification void under the Companies Act. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

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

We have been advised by Bermuda counsel that there is no treaty in force between the U.S. and Bermuda providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. As a result, whether a U.S. judgment would be enforceable in Bermuda against us or our directors and officers depends on whether the U.S. court that entered the judgment is recognized by the Bermuda court as having jurisdiction over us or our directors and officers, as determined by reference to Bermuda conflict of law rules. A judgment debt from a U.S. court that is final and for a sum certain based on U.S. federal securities laws will not be enforceable in Bermuda unless the judgment debtor had submitted to the jurisdiction of the U.S. court, and the issue of submission and jurisdiction is a matter of Bermuda (not U.S.) law.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Aspen Holdings and Aspen Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Aspen Holdings, Aspen Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

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

Aspen Holdings and Aspen Bermuda are Bermuda companies, and Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services are U.K. companies. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies will be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen Re produced pursuant to the binding authorities granted to Aspen Re America and Aspen Management, as well as the binding authorities previously granted to WU Inc.) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen Re with respect to the business produced pursuant to the Aspen Re America, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (‘‘IRS’’) will not contend successfully that some or all of Aspen Holdings or its foreign subsidiaries is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.

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

Each of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services (which should be treated as resident in the United Kingdom by virtue of being incorporated and managed there), intends that we will operate in such a manner so that none of us, other than Aspen Re and Aspen U.K. Services, carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us, other than Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services, are/is trading in the United Kingdom through a permanent establishment in the United Kingdom.

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

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the ‘‘controlled foreign corporation’’ (‘‘CFC’’) rules.

If you are a ‘‘10% U.S. Shareholder’’ of a foreign corporation (defined as a U.S. Person (as defined below) who owns (directly, indirectly through foreign entities or ‘‘constructively’’ (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. ‘‘Subpart F income’’ of a foreign insurance corporation typically includes foreign personal holding company income (such as interest dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if ‘‘10% U.S. Shareholders’’ own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., ‘‘constructively’’)) more than 50% of the total combined voting power of all classes of voting stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

For purposes of this discussion, the term ‘‘U.S. Person’’ means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, or entity treated as a corporation, created or organized in or under the laws of the United States, or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under ‘‘Bye-laws’’ in Item 5(g) below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its foreign subsidiaries. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our ‘‘related party insurance income’’ (‘‘RPII’’).

If the RPII (determined on a gross basis) of any of our foreign Insurance Subsidiaries were to equal or exceed 20% of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of such foreign Insurance Subsidiary (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a foreign Insurance Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of each of our foreign Insurance Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of each of our foreign Insurance Subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of such disposition.

The RPII rules provide that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Aspen Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company (‘‘PFIC’’) for U.S. federal income tax purposes.

If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of the Company will be subject to adverse tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a ‘‘step-up’’ in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

U.S. tax-exempt organizations who own our shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of either of our foreign Insurance Subsidiaries is allocated to the organization, which generally would be the case if either of our foreign Insurance Subsidiaries is a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any shares of the Company. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

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

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC, or whether U.S. Persons would be required to include in their gross income the ‘‘subpart F income’’ or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (the ‘‘OECD’’), has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Additional Information

The Registrant's website address is www.aspen.bm. The Registrant makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have entered into an agreement to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years and annual service charges of $180,000 per year. We moved into these new premises on January 30, 2006.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen Re signed an agreement for Underleases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately £2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The landlord’s works were completed in November 2004. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We moved into our new premises in July 2005. We terminated our sublease for our prior premises with ACE Global Markets Ltd. effective July 31, 2005. We also license office space within the Lloyd's building on the basis of a renewable twelve-month lease. In addition, we lease office space in Boston, Massachusetts, Marlton, New Jersey and Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

(a)    Our ordinary shares began publicly trading on December 4, 2003. Our NYSE symbol is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
	High	Low
Period
2004
First Quarter	$27.22	$24.60	$0.03
Second Quarter	$26.00	$23.20	$0.03
Third Quarter	$24.95	$23.00	$0.03
Fourth Quarter	$24.83	$22.08	$0.03
2005
First Quarter	$26.84	$24.25	$0.15
Second Quarter	$28.05	$25.26	$0.15
Third Quarter	$30.15	$26.10	$0.15
Fourth Quarter	$26.80	$22.34	$0.15

(b) As of February 15, 2006, there were 111 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of our Perpetual PIERS.

(c) Any determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant at the time. See table above for dividends paid.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries to pay us dividends. The Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, ‘‘Business—Regulatory Matters’’ and Part II, Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’

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

Our credit facilities also restrict our ability to pay dividends. See Part II, Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

(d) In connection with our Names’ Options (as defined below), under the Option Instrument (as defined below), the Names’ Trustee may exercise the Names’ Options on a monthly basis. The Names’ Options were exercised on both a cash and cashless basis at the exercise price as described further below under Item 5(h). As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Date Issued	Number of Shares Issued
October 17, 2005	40,381
November 15, 2005	11,194
December 15, 2005	5,407

None of the transactions involved any underwriters, underwriting discounts or commissions, or any public offering and we believe that each transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation S for offerings of securities outside the United States. Such securities were restricted as to transfers and appropriate legends were affixed to the share certificates and instruments in such transactions.

(e) On November 23, 2005, we agreed to repurchase 75,805 ordinary shares from the Names’ Trustee at a price per share of $25.56, for a total consideration of approximately $2 million. We completed the repurchase of the shares on December 29, 2005.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters’’ included in this report.

(f) Shareholders' Agreement and Registration Rights Agreement

We entered into an amended and restated shareholders' agreement dated as of September 30, 2003 with all of the shareholders who purchased their shares in our initial private placement, and certain members of management.

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

Each shareholder party has agreed to require any transferee within thirty-six months after our initial public offering to sign a deed of adherence to the shareholders' agreement, except if such transfer is pursuant to a registered public offering, sale pursuant to Rule 144 of the Securities Act or certain other circumstances. On December 22, 2005, Wellington transferred its ordinary shares to Wellington Investment, its wholly-owned subsidiary, pursuant to which Wellington assigned its rights to Wellington Investment under the registration rights agreement and Wellington Investment executed a deed of adherence to the shareholders’ agreement.

We also entered into an amended and restated registration rights agreement dated as of November 14, 2003 with the existing shareholders prior to our initial public offering, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. Any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares. In March 2005, our shareholders exercised their registration rights and sold 7,320,000 of their ordinary shares in registered underwritten offering, which included the underwriters’ exercise of their over-allotment option. In December 2005, Wellington exercised its registration rights and sold 6,000,000 of its ordinary shares in a registered underwritten offering.

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

(g) Bye-Laws

Our board of directors approved amendments to our bye-laws on March 3, 2005, which were subsequently approved by our shareholders at our annual general meeting on May 26, 2005. Below is a description of our bye-laws as amended.

Our Board and Corporate Action. Our bye-laws provide that the board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. Our board of directors is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Each director shall serve for a term ending on the date of the third annual general meeting of shareholders next following the annual general meeting at which such director was elected, provided that (i) Directors initially designated as Class I Directors shall serve for an initial term ending on the date of the third annual general meeting of Shareholders following June 21, 2002, (ii) directors initially designated as Class II Directors shall serve for an initial term ending on the fourth annual general meeting following June 21, 2002, and (iii) directors initially designated as Class III Directors shall serve for an initial term ending on the fifth annual general meeting following June 21, 2002. Notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the board of directors shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

Generally, the affirmative vote of a majority of the directors present at any meeting at which a quorum is present shall be required to authorize corporate action. Corporate action may also be taken by a unanimous written resolution of the board without a meeting and with no need to give notice, except in the case of removal of auditors or directors. The quorum necessary for the transaction of business of the board of directors may be fixed by the board of directors and, unless so fixed at any other number, shall be a majority of directors in office from time to time and in no event less than two directors.

Voting cutbacks. In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as ‘‘controlled shares’’ (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder's voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. ‘‘Controlled shares’’ includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of

Aspen Holdings whose shares were not ‘‘controlled shares’’ of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder; (ii) no portion of such reallocation shall apply to the shares held by Wellington or the Names' Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10%.

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

Shareholder Action. Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws). Our bye-laws require 21 days’ notice of annual general meetings.

The following actions shall be approved by the affirmative vote of at least seventy-five percent (75%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): any amendment to Bye-Laws 13 (first sentence—Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under the bye-laws).

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

Voting of Non-U.S. Subsidiary Shares. If we are required or entitled to vote at a general meeting of any of Aspen Re, Aspen Bermuda, Aspen U.K. Holdings or Aspen U.K. Services or any other directly held non-U.S. subsidiary of ours (together, the ‘‘Non-U.S. Subsidiaries’’), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary. Substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of the Non-U.S. Subsidiaries.

Capital Reduction. In the event of a reduction of capital, our bye-laws require that such reduction apply to the entire class or series of shares affected. We may not permit a reduction of part of a class or series of shares.

Corporate Purpose. Our certificate of incorporation, memorandum of association and our bye-laws do not restrict our corporate purpose and objects.

(h) Investor Options

Upon our formation in June 2002, we issued to Wellington options to purchase 3,781,120 non-voting shares (the ‘‘Wellington Options’’) and issued to the Names' Trustee, as trustee of Names' Trust for the benefit of the Unaligned Members, options to purchase 3,006,760 non-voting shares (the ‘‘Names' Options,’’ and together with the Wellington Options, the ‘‘Investor Options’’). All non-voting shares issued or to be issued upon the exercise of the Investor Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. On December 22, 2005, Wellington transferred the Wellington Options to its wholly-owned subsidiary Wellington Investment. As of February 15, 2006, the Names' Trustee held 1,397,963 Names' Options. The rights of the holders of the Investor Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the ‘‘Option Instrument’’). The term of the Investor Options expires on June 21, 2012. The Investor Options may be exercised in whole or in part.

Under the Option Instrument, the Wellington Options are exercisable at any time subject to a minimum number of options to be exercised. The Names' Options are exercisable without regard to a minimum number of options to be exercised, at a sale (as defined in the Option Instrument) and on a monthly basis beginning in October 2005 (expiring June 21, 2012 unless earlier lapsed) following notification by the Unaligned Members to the Names' Trustee of their elections to exercise the Names' Options.

The Investor Options will lapse on the earlier occurrence of (i) the end of the term of the Investor Options, (ii) the liquidation of the Company (other than a liquidation in connection with a reconstruction or amalgamation) or (iii) the completion of a sale (if such options are not exercised in connection with such sale). If Wellington materially breaches its obligations under the framework agreement and the shareholder's agreement between the Company and Wellington dated November 6, 2003 with respect to its non-compete undertakings and its prohibition on soliciting employees of the Company, then the Wellington Options will immediately lapse for those options that have not been exercised or that have been exercised but for which ordinary shares have not yet been issued.

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Investor Options (June 21, 2002) until the date of exercise of the Investor Options. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Investor Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Investor Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

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

(i) Description of our Perpetual PIERS

In December 2005, our board of directors authorized the issuance and sale of up to an aggregate amount of 4,600,000 of our 5.625% Perpetual PIERS, with a liquidation preference of $50 per security. In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares will rank junior to our Perpetual PIERS.

Dividends on our Perpetual PIERS are payable on a non-cumulative basis only when, as and if declared by our board of directors at the annual rate of 5.625% of the $50 liquidation preference of each Perpetual PIERS, payable quarterly in cash, or if we elect, ordinary shares or a combination of cash and ordinary shares. Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS and perpetual preference shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.

Each Perpetual PIERS is convertible, at the holder’s option at any time, initially based on a conversion rate of 1.7077 ordinary shares per $50 liquidation preference of Perpetual PIERS (equivalent to an initial conversion price of approximately $29.28 per ordinary share), subject to certain adjustments.

Whenever dividends on any Perpetual PIERS have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a ‘‘nonpayment’’), subject to certain conditions, the holders of our Perpetual PIERS will be entitled to the appointment of two directors, and the number of directors that comprise our board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our Perpetual PIERS and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.

In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding Perpetual PIERS and any series of appointing preference shares, acting together as a single class, will be required for the authorization or issuance of any class or series of share capital (or security convertible into or exchangeable for shares) ranking senior to our Perpetual PIERS as to dividend rights or rights upon our liquidation, winding-up or dissolution and for amendments to our memorandum of association or bye-laws that would materially adversely affect the rights of holders of Perpetual PIERS.

Our Perpetual PIERS are listed on the NYSE under the symbol ‘‘AHLPR.’’

Item 6. Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the period ended and as of the dates indicated. The summary income statement data for the period from our incorporation on May 23, 2002 to December 31, 2002 and for the twelve months ended December 31, 2003, 2004 and 2005 and the balance sheet data as of December 31, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2005, and for each of the twelve months ended December 31, 2005, 2004 and 2003, and the reports thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period. Due to our limited operating history, the ratios presented may not be indicative of our future performance. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, ‘‘Financial Statements and Supplementary Data’’ and Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003	Period from May 23, 2002 to December 31, 2002 (1)
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data:
Gross premiums written	$2,092.5	$1,586.2	$1,306.8	$374.8
Net premiums written	1,651.6	1,357.6	1,092.8	312.6
Net premiums earned	1,508.4	1,232.8	812.3	120.3
Loss and loss adjustment expenses	(1,358.5)	(723.6)	(428.4)	(76.9)
Policy acquisition and general and administrative expenses	(409.1)	(305.0)	(205.6)	(29.8)
Net Investment Income	121.3	68.3	29.6	8.5
Net Income/(loss)	(177.8)	195.1	152.1	28.6
Basic earnings per share	(2.40)	2.82	2.63	0.89
Fully diluted earnings per share	(2.40)	2.74	2.56	0.89
Basic weighted average shares outstanding	74.0	69.2	57.8	32.4
Diluted weighted average shares outstanding	74.0	71.1	59.5	32.4
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (2)	90%	59%	53%	64%
Expense ratio (on net premiums earned) (3)	27	25	25	25
Combined ratio (4)	117%	84%	78%	89%
Summary Balance Sheet Data:
Cash and investments (5)	$4,437.4	$3,020.8	$1,847.1	$932.0
Premiums receivable	541.4	494.2	496.5	214.5
Total assets	6,537.8	3,943.1	2,578.5	1,211.8
Loss and loss adjustment expense reserves	3,041.6	1,277.9	525.8	93.9
Reserves for unearned premiums	868.0	714.0	572.4	215.7
Bank Debt	—	—	40.0	—
Long Term Debt	249.3	249.3	—	—

Total shareholder's equity	2,039.8	1,481.5	1,298.7	878.1

	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003	Period from May 23, 2002 to December 31, 2002 (1)
	($ in millions, except per share amounts and percentages)
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per share (6)	$19.39	$21.37	$18.77	$15.44
Diluted book value per share (treasury stock method) (7)	$18.81	$20.79	$18.17	$15.44
Cash dividend declared per ordinary share	$0.60	$0.12	—	—

(1)	The financial information for this period reflects our results for the period from May 23, 2002, the date of our formation, to December 31, 2002.

(2)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(3)	The expense ratio is calculated by dividing acquisition expense and general and administrative expense by net premiums earned.

(4)	The combined ratio is the sum of the loss ratio and the expense ratio.

(5)	Investments include fixed maturities and short-term investments.

(6)	Book value per share is based on total shareholders' equity, excluding for 2005 Perpetual PIERS, divided by the number of shares outstanding of 58,876,360, 69,179,303, 69,315,099 and 95,209,008 at December 31, 2002, 2003, 2004 and 2005 respectively.

(7)	Fully diluted book value per share is calculated based on total shareholders' equity, excluding for 2005 Perpetual PIERS, at December 31, 2002, 2003, 2004 and 2005, divided by the number of dilutive equivalent shares outstanding of 58,876,360, 71,481,906, 71,271,170 and 98,126,046 at December 31, 2002, 2003, 2004 and 2005, respectively. There were no dilutive options at December 31, 2002. At December 31, 2003, 2004, and 2005, there were 2,302,603, 1,956,071 and 2,917,038 dilutive options, respectively. Potentially dilutive shares outstanding are calculated using the treasury method.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2005, 2004 and 2003 and of our financial condition at December 31, 2005. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings ‘‘Risk Factors,’’ ‘‘Business’’ and ‘‘Forward-Looking Statements’’ contained in Item 1, Item 1A and Part I of this report, respectively.

Aspen’s Year in Review

For much of the insurance and reinsurance sector, 2005 was dominated by the combined impacts of Hurricanes Katrina, Rita and Wilma. These events caused us to re-evaluate the ways in which we manage our property reinsurance portfolio, including assumptions, such as the future frequency and severity of Atlantic hurricanes, used in our modeling techniques for both pricing and exposure management. Following our review, we decided to reduce our overall exposure in peak zones. The financial impact of the 2005 hurricane lossses on Aspen is discussed further below.

The losses incurred from the 2005 hurricanes, together with consequential changes in the measurement of capital adequacy by the rating agencies and an improving market outlook led us to raise additional equity capital. In total, including an over-allotment option exercised in January 2006, we received net proceeds of approximately $819 million after expenses. From these proceeds we contributed $560 million as additional equity capital to Aspen Bermuda prior to the year-end. We also contributed $15 million dollars to Aspen Specialty. In January 2006, we contributed $150 million to Aspen Re. The balance of the capital raised, amounting to approximately $94 million is currently being held in Aspen Holdings. Taking into account these capital injections, both Aspen Re and Aspen Bermuda now have net assets of just over $1 billion. Aspen Specialty has surplus of approximately $110 million dollars on a U.S. GAAP basis.

We continued to grow in 2005, both in our number of employees, which increased by approximately 38% over 2004, and in our gross written premiums, which increased by 31.9%. In the fourth quarter of 2004, we took steps to enhance our presence in Bermuda by transferring the majority of our London-based property reinsurance underwriting team to Bermuda. In 2005, we also expanded our underwriting capacity in the United States.

Financial Overview

The following overview of our 2003, 2004 and 2005 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Our losses before taxation from Hurricanes Katrina, Rita and Wilma as of December 31, 2005 were $594.6 million net of reinsurance and taking into account additional premiums receivable and payable. After allowing for tax and our estimate of the fair value of a potential recovery from our derivative catastrophe risk contract, this results in a net impact on our income after tax of $507 million. These losses severely impacted our results for the year, including as follows:

•	an increase in our combined ratio from 83.4% in 2004 to 117.2% in 2005;

•	a net loss of $177.8 million compared to net income of $195.1 million in 2004; and

•	a significant increase in our reinsurance recoverables from $197.7 million in 2004 to $1,192.7 million in 2005.

The increases in gross premiums written in each of our segments for the twelve months ended December 31, 2005 and 2004 are as follows:

	Gross Premiums Written
Business Segment	For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Property Reinsurance	$813.2	25.2%	$649.3	16.3%	$558.2
Casualty Reinsurance	526.7	17.9%	446.7	52.8%	292.3
Specialty Insurance and Reinsurance	368.3	193.9%	125.3	(17.2)%	151.4
Property and Casualty Insurance	384.3	5.3%	364.9	19.7%	304.9
Total	$2,092.5	31.9%	$1,586.2	21.4%	$1,306.8

Each year we arrange reinsurance in respect of certain of our exposures, and the amounts paid and payable under these arrangements are shown as reinsurance ceded and deducted in calculating net written premiums. As a result of the hurricanes in 2005, we expect to make significant recoveries. Under the terms of our reinsurance contracts we are also obligated to make certain additional payments, usually in the form of reinstatement premiums, which are a feature of these contracts related to the reinsurers’ obligations to provide recoveries in respect of more than one loss. The amount of the additional payment obligations arising as a result of the 2005 hurricanes was $149.7 million or 7.2% of the gross written premiums for the year, whereas in 2004, we had reinstatement premiums of $22.9 million or 1.4% of gross premiums written. We had no significant reinstatement premiums in 2003.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the twelve months ended December 31, 2005, 2004 and 2003 were as follows:

	Loss Ratios
Business Segment	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004	For the twelve months ended December 31, 2003
Property Reinsurance	140.9%	55.9%	34.5%
Casualty Reinsurance	69.7%	71.4%	72.9%
Specialty Insurance and Reinsurance	63.8%	40.1%	62.5%
Property and Casualty Insurance	58.8%	55.1%	58.1%
Total	90.1%	58.7%	52.7%

The most significant impact of the 2005 hurricanes was on the loss ratio for the property reinsurance segment.

The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2005, 2004 and 2003, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each year is shown in the following table:

	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004	For the twelve months ended December 31, 2003
	($ in millions, except for percentages)
Reserve Releases	$50.6	$62.0	$9.6
% of net premiums earned	3.4%	5.0%	1.2%

Further information relating to the release of reserves can be found below under ‘‘—Critical Accounting Policies’’ below.

We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the years ended December 31, 2005, 2004 and 2003:

	Expense Ratios
	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004	For the twelve months ended December 31, 2003
Policy Acquisition Expenses	18.8%	17.2%	18.7%
Operating and Administrative Expenses	8.3%	7.5%	6.6%
Expense Ratio	27.1%	24.7%	25.3%

The increase in expense ratio by 2.4% in 2005 was mainly due to the effect of reinstatement premiums reducing net earned premiums by $71.3 million which has the effect of increasing the expense ratio by 1.2%. The remaining increase was due to a number of factors including higher acquisition costs on new lines of business and increases in staff costs to support the new business lines.

In 2005, we generated net investment income of $121.3 million, which significantly increased from $68.3 million in 2004 and $29.6 million in 2003. The increase in our net investment income is attributable to a combination of increasing cash and investment balances and rising book yields on cash and fixed income securities.

Other revenues and expenses in 2005 included an unrealized gain of $19.4 million on our catastrophe risk transfer swap, realized losses on investments and foreign currency of $22.6 million and interest payable of $16.2 million. For more information on the catastrophe risk transfer swap, see below "—Critical Accounting Policies—Risk Transfer Swap."

We incurred a tax expense in 2005 of $17.4 million because Aspen Re was profitable in 2005 notwithstanding our hurricane losses.

Beginning in the first quarter of 2005, we increased our quarterly dividends from $0.03 to $0.15 per ordinary share, and we paid such dividends on our outstanding shares in each quarter, notwithstanding our losses from the 2005 hurricanes.

Total shareholders' equity increased from $1,481.5 million at the end of 2004 to $2,039.8 million as of December 31, 2005. The most significant movements were:

•	capital increase in 2005 of approximately $790 million after expenses as a result of our issuance and sale of:

(1)	17,551,558 ordinary shares in our public offering in October 2005;

(2)	8,333,333 ordinary shares in our public offering in December 2005; and

(3)	4,000,000 Perpetual PIERS in our public offering in December 2005;

•	net losses for the year of $177.8 million;

•	dividend payments totaling $45.5 million in 2005;

•	an increase in unrealized gains in foreign currency translation and derivatives accounted for as Other Comprehensive Income of $15.1 million; and

•	an increase in unrealized losses on investments of $30.3 million.

The amounts outstanding under our senior notes were the only material debt that we had outstanding as of December 31, 2005. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders' equity plus outstanding debt. At December 31, 2005, this ratio was 10.9%, compared to 14.4% as of December 31, 2004 and 3.0% as of December 31, 2003. Management considers this to be well under the level at which it would expect rating agencies or customers to be concerned about excessive financial leverage.

Our Perpetual PIERS are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 19.4% as of December 31, 2005 (2004—14.4%; 2003—3.0%).

Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. During 2005, Aspen Holdings received $17.0 million in dividends from Aspen (UK) Holdings and $26.0 million in interest payments under our intercompany loan. As at December 31, 2005, Aspen Holdings held $203.7 million in cash and cash equivalents which, taken together with our credit facilities, management considered sufficient to provide us liquidity at such time.

At December 31, 2005, the Insurance Subsidiaries held $1,181.2 million in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2005 and for the foreseeable future.

As of December 31, 2005, we had issued $411.0 million and £63.9 million in letters of credit to cedents, of which $121.3 million and £65.1 million were collateralized. Our reinsurance receivables increased substantially, and as of December 31, 2005, we had $1,192.7 million in reinsurance receivables. Our premium receivables have increased by £47.2 million due to increases in total business written and the timing of reinstatement premiums following the 2005 hurricanes.

Market Conditions, Rate Trends and Developments in 2006

Overall, at January 1, 2006, we increased prices in three out of four of our business segments in line with our expectations. Property reinsurance is the exception where we expect the best pricing to become prevalent ahead of the mid- year renewals or even into 2007. Overall we estimate that we achieved an 11% rate increase across the part of our portfolio that renewed at January 1 on a premium weighted basis.

Specialty Insurance and Reinsurance.    In our specialty insurance and reinsurance segment, prices increased by 18% on average for business written in January. The specialty lines segment is expected to increase to in excess of 20% of our gross premium earned in 2006. The most rapidly improving class is, as we expected, our offshore energy physical damage account. While we achieved rate increases outside the Gulf of Mexico of about 20% on average, the actual rates increased by approximately four and a half to more than six times for risks situated in the Gulf of Mexico. In addition to these rate increases there has also been a dramatic reduction in aggregate limits for named windstorms in the Gulf of Mexico. As a result, the rate for each unit of exposure underwritten has increased significantly. Partly as a consequence of the hardening energy market, we have also achieved increases in our marine liability lines of about 15% and marine hull has also performed well with increases of about 4%.

There is little renewal activity during the first two months of the year with respect to the aviation insurance class of business. The airports and non-critical products business we did write at January 1 increased by between 5% and 10%.

Casualty Reinsurance.    A significant proportion of this business incepts at January 1 and overall we achieved an average rate increase of 3%. Our casualty reinsurance segment is expected to represent approximately 25% of our gross earned premium in 2006. Rates have held up well on the international account and better than expected increases in our U.S. casualty lines. Our international casualty reinsurance account experienced a modest 1% average rate increase in the Australian, Canadian and London markets. Our U.S. casualty reinsurance book has seen price increases of 5% on average with workers' compensation reinsurance programs renewing close to expiring prices and medical malpractice reinsurance programs renewing at a nearly 6% increase. U.S. casualty facultative reinsurance business has seen rates firm or slightly increase.

Property and Casualty Insurance.    Our insurance segment is expected to comprise approximately 18% of our anticipated planned gross earned premiums in 2006. Our insurance account does not typically experience a great deal of renewal business during January with the first major insurance renewal date expected at the end of March. U.K. commercial property insurance rates have come under some pressure, decreasing approximately 4% in our book which has been much better than the market as a whole. U.K. liability insurance saw average rate reductions on renewed business of approximately 7%. Our U.S. excess and surplus property lines business has seen catastrophe-exposed business increase by 24% in December and we expect further increases as the year progresses. Casualty excess and surplus rates, on the other hand, continue to register modest single digit reductions.

Property Reinsurance.    The property reinsurance market is still coming to terms with the impact of the 2004 and 2005 hurricane seasons. We expect the proportion of gross earned premiums in this segment in relation to the whole business to decrease in 2006. In respect of January 1 renewals, prices increased varying significantly, from less than 15% to highs of over 100% depending upon loss experience, terms, data quality and the nature of the original business. The upper limit of rate increases was achieved on programs covering commercial exposures which had sustained hurricane losses in 2005. We expected that this phenomenon would have a knock-on effect to pricing for U.S. regional programs and this occurred although with more muted price increases of 10% to 15%. Rate increases in Europe were driven mainly by losses from European floods with loss affected programs seeing increases of 15% to 30% and programs without losses experiencing single digit percentage increases. During the second quarter of this year we expect a sharp correction in market pricing. We believe there will be four drivers of this. First, new versions of catastrophe models expected to be released by the vendors will demand more price per unit of risk. Second, many sellers of reinsurance will recognize that a unit of risk carries more exposure than they thought and we expect that they will become more risk averse, i.e. accept less risk despite higher prices. Third, the buyers of reinsurance will find that they need to buy more dollars of protection for the same amount of exposure to meet both the demands of the new pricing models as well as the constraints placed on them by the new rating agency models. Finally, retrocession cover, which at times has effectively operated as a "disguised subsidy" to reinsurance pricing, will become scarcer and more expensive and hence will have the opposite effect and thereby drive prices up still further.

Reinsurance ceded.    For 2006, we placed in excess of $400 million dollars of reinsurance and retrocessional cover for a reasonable increase over last year's cost given current market conditions. We will continue to review the market for opportunities, and depending on price and availability we may buy further cover.

Business developments.    We have hired a new team operating within Aspen Re which writes international property facultative reinsurance business. This account will be developed during 2006 once the whole team is in place.

Revenues from Insurance and Reinsurance Contracts

We derive our revenues primarily from our insurance and reinsurance contracts. These revenues are included in our statement of operations after taking into account amounts payable to our reinsurers.

The amount of net premiums included as revenue in any reporting period depends on:

•	the amount and type of contracts written and the premiums we are able to charge to policyholders, which are influenced by multiple factors, including prevailing market prices;

•	the amount and type of reinsurance ceded and the reinsurance premiums payable;

•	the distribution of the renewal dates of the business we write, which is fairly evenly distributed through the year for our insurance business but is concentrated at the beginning of quarters (particularly January 1st) for our reinsurance business; and

•	the length of time over which the premiums receivable are earned and reinsurance premiums are expensed.

Other Revenues

Revenues also include investment income and realized investment gains offset by realized investment losses. Investment income is derived from holdings of cash and money market deposits and from fixed income investments. Realized investment gains and losses are derived from the sale of fixed income investments, all of which are held as marketable securities available for sale. These securities are carried at fair market value and any resulting unrealized gains and losses are not included as revenue in our statement of operations but are included in comprehensive income as a separate component of shareholders' equity.

Expenses

Our expenses are classified under four headings as set out below.

Losses and loss adjustment expenses. These expenses include claims paid and payable under our insurance and reinsurance contracts and the internal and external costs of settling these claims (‘‘loss adjustment expenses’’).

The amount of these expenses is a function of the amount and type of insurance and reinsurance contracts we write and, with respect to reinsurance contracts, of the loss experience of the clients we reinsure. The amount of the expense is reduced to the extent that we can make recoveries from our reinsurers.

The amount reported under this heading in any period includes payments in that period plus the change in the value of the reserves for unpaid losses and loss adjustment expenses between the beginning and the end of the period.

Our method for setting the reserves for unpaid losses and loss adjustment expenses at the end of any period is discussed below under ‘‘—Critical Accounting Policies.’’

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

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values.

We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. A statement of all the significant accounting policies we use to prepare our financial statements is included in the notes to the financial statements. If factors such as those described in Item 1A, ‘‘Risk Factors’’ cause actual events to differ from the assumptions used in applying the accounting policy and calculating financial results, there could be a material adverse effect on our results of operations, financial condition and liquidity.

Written premiums. Written premiums are comprised of the estimated premiums on contracts of insurance and reinsurance entered into in the reporting period, except in the case of proportional reinsurance contracts, where written premium relates only to our proportional share of premiums due on contracts entered into by the ceding company prior to the end of the reporting period.

All premium estimates are reviewed regularly, comparing actual reported premiums to expected ultimate premiums along with a review of the collectability of premiums receivable. Based on management's review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the periods in which they become known. Adjustments to original premium estimates could be material and these adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.

We refer to premiums receivable which are not fixed at the inception of the contract as adjustment premiums. The key factors in estimating adjustment premiums receivable are past underwriting experience, broker analysis and actuarial projections (in respect of treaty business). They are most significant in relation to reinsurance contracts. Differing considerations apply to non-proportional and proportional treaties as follows.

We exercise judgment in determining the adjustment premiums, which represent a small portion of total premiums receivable. Commission is charged as a fixed percentage of premium per contract and is adjusted in line with adjustments in premium. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums associated with property reinsurance business and the smallest with property and liability insurance.

Non-proportional treaties.    A large number of the contracts we write are written on a non-proportional or excess of loss treaty basis. As the ultimate level of business written by each cedent can only be estimated at the time the reinsurance is placed, the reinsurance contracts generally stipulate a minimum and deposit premium payable under the contract with an adjustable premium based on variables such as: the number of contracts covered by the reinsurance; the total premium received by the cedent; and the nature of the exposures assumed. Minimum and deposit premiums generally cover the majority of premiums due under such treaty reinsurance contracts and the adjustable portion of the premium is usually a small portion of the total premium receivable. For excess of loss contracts, the minimum and deposit premium, as defined in the contract, is generally considered to be the best estimate of the contract's written premium at inception. Accordingly, this is the amount we generally record as written premium in the period the underlying risks incept. During the life of a contract, notifications from cedents and brokers may affect the estimate of ultimate premium and result in either increases or reductions in reported revenue. Changes in estimated adjustable premiums will have less of an impact on short term liquidity as the payment of adjustment premiums generally occurs after the expiration of a contract.

Reinstatement premiums are accrued as provided for in the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term.

Proportional treaties ("treaty pro-rata").    Estimates of premiums assumed under treaty pro-rata reinsurance contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by brokers and ceding companies and estimates of the underlying economic conditions at the time the risk is underwritten. We estimate premium receivable initially and update our estimates regularly throughout the contract term based on treaty statements received from the ceding company.

The reported gross written premiums for treaty pro rata business includes estimates of premiums due to the Company but not yet reported by the cedent because of time delays between contracts being written by our cedents and the submission of treaty statements to the Company. This additional premium is normally described as pipeline premium. Treaty statements disclose information on the underlying contracts of insurance written by our cedents and are generally submitted on a monthly or quarterly basis, from 30 to 90 days in arrears. In order to report all risks incepting prior to a period end, the Company will estimate the premiums written between the last submitted treaty statement and the period end.

The segment for which treaty pro rata is most relevant is our property reinsurance segment in which we wrote $168.1 million in gross written premium in 2005 or 20.7% of our property reinsurance segment, of which $49.2 million was estimated, and $118.9 million was reported by the cedents. We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $466,000 on our net income before tax for our property reinsurance segment, excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

The most likely drivers of change in the estimates in decreasing order of magnitude are:

•	changes in the renewal rate or rate of new business acceptances by the cedent insurance companies leading to lower or greater volumes of ceded premiums than our estimate, which could result from changes in the relevant primary market that could affect more than one of our cedents or could be a consequence of changes in marketing strategy or risk appetite by a particular cedent;

•	changes in the rates being charged by cedents; and

•	differences between the pattern of inception dates assumed in our estimate and the actual pattern of inception dates.

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $168.1 million in our property reinsurance treaty pro rata account as of December 31, 2005, a variation of 5% could increase or reduce net income before taxation by approximately $4 million.

Earned premiums and premiums receivable.    Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates as adjustable premiums are considered to be inseparable from minimum and deposit premiums. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2005.

Risk Transfer Swap. Our catastrophe risk transfer swap falls under the requirement of Statement of Financial Accounting Standards ("SFAS") No. 133 'Accounting for Derivative Instruments and Hedging Activities', as amended (‘‘SFAS 133’’) and is therefore recorded in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations. This contract requires us to make quarterly payments in return for which we are entitled to receive a total of up to $100 million on the occurrence of hurricanes making landfall in Florida and causing insured damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion. The determination of whether or not we are entitled to a recovery depends on estimates of insured damage published by Property Claims Services ("PCS"). The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event. If a recovery becomes due then the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced any actual or projected reduction in this liability is also reflected as a gain in the statement of operations. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on December 6, 2005 was $38.1 billion. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, we expect that future estimates by PCS of this loss will increase. We have taken this and the illiquid nature of the catastrophe risk transfer swap market into account in our valuation of this contract as at December 31, 2005. As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics and the potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

Reserves for Losses and Loss Expenses. Provision is made at the year-end for the estimated cost of claims incurred but not settled at the balance sheet date, including the cost of IBNR claims. The estimated cost of claims includes expenses to be incurred in settling claims and a deduction for the expected value of salvage and other recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve. As required under U.S. GAAP, no provision is made for our exposure to natural or man-made catastrophes other than for events occurring before the balance sheet date.

Reserves by segment.     The following presents our loss reserves by business segment as at December 31, 2005 and 2004:

	As at December 31, 2005			As at December 31, 2004
	Gross	Reinsurance Recoverable	Net	Gross	Reinsurance Recoverable	Net
	($ in millions)			($ in millions)
Property Reinsurance	$1,266.7	$(666.9)	$599.8	$341.2	$(118.3)	$222.9
Casualty Reinsurance	683.4	(8.6)	674.8	377.8	(4.6)	373.2
Specialty Insurance and Reinsurance	526.5	(319.3)	207.2	187.1	(29.2)	157.9
Property and Casualty Insurance	565.0	(197.9)	367.1	371.8	(45.6)	326.2
Total Losses and loss expense reserves	$3,041.6	$(1,192.7)	$1,848.9	$1,277.9	$(197.7)	$1,080.2

The gross reserves may be further analysed between outstanding or reported claims and IBNR as at December 31, 2005 and 2004, as follows:

	As at December 31, 2005
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Property Reinsurance	$791.0	$475.7	$1,266.7	37.6%
Casualty Reinsurance	122.0	561.4	683.4	81.8%
Specialty Insurance and Reinsurance	227.7	298.8	526.5	57.1%
Property and Casualty Insurance	325.0	240.0	565.0	42.5%
Total Losses and loss expense reserves	$1,465.7	$1,575.9	$3,041.6	51.8%

	As at December 31, 2004
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Property Reinsurance	$181.1	$160.1	$341.2	46.9%
Casualty Reinsurance	58.6	319.2	377.8	84.5%
Specialty Insurance and Reinsurance	35.8	151.3	187.1	80.9%
Property and Casualty Insurance	194.2	177.6	371.8	45.1%
Total Losses and loss expense reserves	$469.7	$808.2	$1,277.9	63.2%

Gross reserves for our property reinsurance lines were $1,266.7 million in 2005 compared to $341.2 million in 2004, of which 37.6% and 46.9% were IBNR for 2005 and 2004, respectively. The increase in property reserves was due to the recognition of $1,018.0 million of losses associated with the 2005 hurricanes. IBNR has reduced as a percentage of total reserves as the majority of 2005 hurricane losses have been recorded in outstandings and due to 2004 hurricane losses moving from IBNR to case reserves. In addition, the property reinsurance segment was affected by material claims incurred during 2004 from Hurricanes Charley, Frances, Ivan and Jeanne and by Typhoon Songda totalling $298.7 million.

Gross reserves for our casualty reinsurance segment were $683.4 million in 2005 compared to $377.8 million in 2004, of which 81.8% and 84.5% were IBNR for 2005 and 2004, respectively. The increase in reserves was due to the reinsurance portfolio maturing as a book of business. 2005 was only the third full year of operation for the Company, and an increase in reserves would be expected as reserves build up over time, particularly in this longer tail business.

Gross reserves for our specialty insurance and reinsurance segment were $526.5 million in 2005 compared to $187.1 million in 2004, of which 57.1% and 80.9% were IBNR for 2005 and 2004, respectively. The significant increase in reserves was due to the recognition of reserves for the new marine and aviation business written combined with $266.7 million of 2005 hurricane losses in this segment.

Gross reserves for our property and casualty insurance segment were $565.0 million in 2005 compared to $371.8 million in 2004, of which 42.5% and 45.1% were IBNR for 2005 and 2004, respectively. The change in reserves was due to the insurance portfolio maturing and an increase in reserves would be expected as reserves build up over time, particularly in the longer-tail liability business lines. In addition, the property line recognized losses of $158.3 million following the 2005 hurricanes.

Reserving approach.    We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established. Prior to the selection by management of our best estimate of our reserves, our actuary employs a number of techniques to establish a range of estimates (the "actuarial range").

Full policy information is recorded at the time of underwriting and includes inception and expiry dates, attachment points and limits and our share of the risk. Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties we receive regular statements (bordereaux) which detail for each cedent the earned and unearned premium and summary paid and loss reserves, with large losses separately identified. Reinsurance claims are subject to a longer time lag both in their reporting and in their time to final settlement. The time lag is a factor which is included in the projections to ultimate claims within the actuarial analyses and helps to explain why in general a higher proportion of the initial reinsurance reserves are represented by IBNR than for insurance reserves for business in the same class.

For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedents and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the hurricanes in 2005, for example, the detailed analysis of our potential exposures included information obtained directly from cedents which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedents but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedent audits to validate the information provided. Disputes do occur with cedents, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration. To date, there are no material disputes with cedents.

For IBNR claims that are statistically determined, reserves are estimated using established actuarial methods including available historical data. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions and changes in judicial interpretation of legal liability policy coverages and inflation. Historical loss information is included in selecting our best estimates of the reserves for each line of business. We take into account the quality of the historical information available and where appropriate historical trends are used to validate information received from cedents.

For classes of business where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This is based on one or more of (a) an analysis of our own claims experience to date on our portfolio, (b) market benchmark data, (c) a contract by contract analysis, and (d) an analysis of a portfolio of similar business written by Syndicate 2020, as available, adjusted by an index reflecting how insurance rates, terms and conditions have changed. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

Reinsurance recoveries in respect of estimated IBNR claims are assumed to be consistent with the historical pattern of such recoveries, adjusted to reflect changes in the nature and extent of our reinsurance program over time. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. We review regularly our reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claims experience develops and new information becomes available.

The actuarial range is not intended to include the minimum or maximum amount that the claims may ultimately settle at, but is designed to provide management with a range from which it is reasonable to select a single best estimate for inclusion in our financial statements taking into account the impact that all the factors affecting the reserves may have.

While the reported reserves make a reasonable provision for unpaid loss and loss adjustment expense obligations, we note that the process of estimating required reserves does, by its very nature, involve uncertainty and therefore the ultimate claims may fall outside this range. The level of uncertainty can be influenced by such factors as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors described above.

In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For the period ended December 31, 2005, there was a strong correlation between the gross and net reserve ranges as the majority of recoveries were from our proportional reinsurance programs and so movements in gross reserves resulted in an equivalent movement in the net reserves. For excess of loss recoveries, if the upper and lower estimates of gross losses are contained within our reinsurance program then there will be minimal movement in the net losses; if gross losses were to reduce to a level below the attachment point of the excess of loss program then movements in gross losses would be replicated as movements in the net loss. The net actuarial range for reserves for losses and loss expenses established at December 31, 2005 was between $1,604 million and $1,956 million. The actual net reserves established as at December 31, 2005 were $1,848.9 million.

The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management's selected best estimate for the twelve months ended December 31, 2005 and 2004.

Gross Reserves	As at December 31, 2005
	Management’s selected reserve	Lower end of actuarial range	Upper end of actuarial range
	($ in millions)
Property Reinsurance	$1,266.7	$1,209.6	$1,447.8
Casualty Reinsurance	683.4	498.5	698.0
Specialty Insurance and Reinsurance	565.0	458.4	617.3
Property and Casualty Insurance	526.5	489.7	599.1
Potential Variation	—	83.2	(162.0)
Total Gross Losses and loss expense reserves	$3,041.6	$2,739.4	$3,200.2

The range for 2005 has been set on a different basis than in 2004 when it was bounded at the lower end by the minimum value of potential best estimates based on standard actuarial methods and the upper end was set at the level which reflected specific reasonably likely causes of more adverse outcomes.

For 2005, the actuarial range has been set to include a wider range of possible outcomes which includes possible outcomes that we consider possible but less likely. The amounts shown for the lower and upper ends of the actuarial range are different from the sums of the corresponding amounts for the four segments due to variation, which takes into account the fact that at the higher end of the actuarial range we do not expect all segments to deteriorate at the same time (hence the variation credit) and, conversely, at the lower end of the actuarial range not all segments will improve simultaneously (hence the debit).

In selecting our best estimates of the reserves for each line of business we take into account all of the factors set out above, and in particular the quality of the historical information we have on which to establish our reserves and the degree of estimation where information is received from cedents on an underwriting year basis and needs to be converted to an accident year basis. In addition, consideration is given to the point estimate produced by our independent consulting actuaries, which was towards the upper end of the range for the year ended December 31, 2005.

Loss reserves presented on an ‘‘underwriting year’’ basis represent claims related to all policies incepting in a given year. In contrast, ‘‘accident year’’ loss reserves represent claims for events that occurred during a given calendar year, regardless of when the policy was written. Loss reserves on an underwriting year basis may include claims from different accident years. For example, a policy written during 2004 may have losses in accident year 2004 and in accident year 2005. Therefore, underwriting year data as of a particular evaluation date is less mature than accident year data.

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

Lines of business where claims are typically reported relatively quickly after the claim event tend to display lower levels of volatility between initial estimates and final outcomes. For reinsurance lines of business, a higher proportion of initial reserves is statistically based IBNR due to longer reporting delays between the original loss and the time when reinsurers are aware of the extent of the losses. For insurance business, notifications are received earlier and closer to the date of original loss notification. This delay in reinsurance lines explains why there is a higher degree of uncertainty in reinsurance than direct loss reserves. Delays in receiving information from cedents are an expected part of normal business operations and are included within the statistical estimate of IBNR to the extent that current levels of backlog are consistent with historical data. Currently, there are no processing backlogs which would materially affect our financial statements.

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

The higher degree of uncertainty associated with reserves for reinsurance business is associated with the assumptions used in deriving the IBNR. Where it is based on an analysis of past loss experience, then the principal assumption is that past patterns of development will be repeated on current business. The process of extrapolation is by necessity one involving subjective judgment because the actuary has to take into account the impact of the changing business mix as well as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2005, a 5% change in the net reserve for IBNR losses would equate to a change of approximately $44.5 million in loss reserves which would represent 27.7% of net income before income tax for the twelve months ended December 31, 2005. As at December 31, 2004, a 5% change in the net reserve for IBNR losses would equate to a change of approximately $30.6 million in loss reserves which would represent 11.6% of net income before income tax for the twelve months ended December 31, 2004.

Prior year loss reserves. In the twelve months ended December 31, 2005, 2004 and 2003, there was a reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003
		($ in millions)
Property Reinsurance	$(13.9)	$17.1	$3.8
Casualty Reinsurance	10.9	(0.6)	0.4
Specialty Insurance and Reinsurance	27.4	18.1	4.2
Property and Casualty Insurance	26.2	27.4	1.2
Total reduction in prior year loss reserves	$50.6	$62.0	$9.6

For the twelve months ended December 31, 2005. The analysis of the development by each segment is as follows:

Property Reinsurance: The net reserves of the property reinsurance segment as at December 31, 2004 were $222.9 million which included specific case reserves in relation to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Sondga. Further claims information received in relation to Hurricane Ivan and Typhoon Songda windstorms has given rise to a $7.8 million increase in reserves in the period. In addition, further claims notifications in respect of certain treaty risk excess contracts received during the twelve months to December 31, 2005 highlighted deterioration in claims development resulting in a strengthening in claims reserves of $6.1 million.

Casualty Reinsurance: As at December 31, 2004 the casualty reinsurance segment held net claims reserves of $ 373.2 million. Favorable trends in claims development in the non-U.S. casualty and U.S. casualty lines have seen claims develop at a slower than expected rate, and led to a release of prior year net reserves of $10.9 million. Most of the release in respect of the U.S. casualty lines relates to workers' compensation catastrophe excess of loss contracts which have a short reporting period.

Specialty Insurance and Reinsurance: As at December 31, 2004 the specialty segment held net claims reserves of $157.9 million, partly derived through the Wellington quota share arrangements. These have developed better than anticipated resulting in a release of $7.2 million. A better than expected development from the 2004 windstorms saw a favorable development of $1.3 million, while a significantly lower than anticipated development of IBNR claims, particularly in the specialty reinsurance lines led to a favorable development of $18.9 million.

Property and Casualty Insurance: The net reserves of the insurance segment as at December 31, 2004 were $ 326.2 million. Development in the shorter-tail property insurance lines has seen a lower claim development than had been expected and the liability insurance class has to date seen a lower level of incurred claims than projected giving rise to a release in net reserves of $26.2 million across these two classes.

For the twelve months ended December 31, 2004. The analysis of the favorable development by each segment is as follows:

Property Reinsurance: The net reserves of the property reinsurance segment as at December 31, 2003 were $95.3 million, which included specific case reserves in relation to brush fires in the United States, Hurricanes Fabian and Isabel and a Phillips factory loss in Normandy, France. Further claims information received during the twelve months ended December 31, 2004 highlighted a lower severity of these reported claims than was originally anticipated and gave rise to a $17.1 million reduction in reserves in the period.

Casualty Reinsurance: The net reserves of the casualty reinsurance segment as at December 31, 2003 were $125.6 million. We do not receive notice of most of the claims in this segment until a considerable time has passed, however incurred claims development in the twelve months ended December 31, 2004 resulted in a small increase in the projected loss ratio for this class of business giving rise to a strengthening of reserves of $0.6 million.

Specialty Insurance and Reinsurance: The net reserves of the specialty segment as at December 31, 2003 were $94.0 million, largely derived through the Wellington quota share arrangements. Premium and claims information received from the cedent during the twelve months ended December 31, 2004 enabled the Company to refine its accident year assessment. Further information received concerning the development of reserves acquired on the acquisition of City Fire (now renamed Aspen Re) has also contributed to the overall release in reserves of $18.1 million.

Property and Casualty Insurance: The net reserves of the commercial property line of business as at December 31, 2003 were $40.5 million. Better than expected development in incurred claims during 2004 and the short-tail nature of this class of business has enabled us to refine our accident year assessment. This has given rise to a release in net reserves of $13.8 million. The net reserves of the commercial liability line of business as at December 31, 2003, were $126.8 million. During 2004, development of incurred claims has been slower than previously expected resulting in a reduction in the projected loss ratio suggested by the actuarial projection at December 31, 2004. This has resulted in a release in net reserves of $13.6 million in the period.

For the twelve months ended December 31, 2003. The analysis of the favorable development on a segmental basis for the period is as follows:

Property Reinsurance: The net reserves of the property reinsurance segment as at December 31, 2002 were $24 million, of which $9 million related to the Wellington quota share arrangements. Premiums and claims information received from Lloyd's Syndicates 3030 ("Syndicate 3030") and Syndicate 2020 (together, the "Syndicates") and other cedents during the twelve months ended December 31, 2003, has indicated both a reduction in the 2002 underwriting year loss ratio and also an improvement in the accident year loss ratio for 2002. This resulted from a lower development of the severity of reported claims than is often observed in this segment and gave rise to a $3.8 million reduction in reserves.

Casualty Reinsurance: The net reserves of the casualty reinsurance segment as at December 31, 2002 were $10 million. Although we do not receive notice of most of the claims in this segment until a considerable time has passed, some claims have a shorter notification period due to some of the more catastrophic elements of the business. The development of incurred losses in the twelve months subsequent to December 31, 2002 has enabled a small reduction in the projected loss ratio for this business from that suggested by the actuarial projection at December 31, 2002, giving rise to the reduction in reserves of $0.4 million.

Specialty Insurance and Reinsurance: The net reserves of the specialty segment as at December 31, 2002 were $30.9 million. All of the specialty business as at December 31, 2002 was derived through the Wellington quota share arrangements. The reserves established as at December 31, 2002 were based upon the cedents' underwriting year estimates. Management assessed these estimates and, with the data provided, determined the accident year loss ratio. Premiums and claims information received from the cedent during the twelve months ended December 31, 2003 has enabled us to refine our accident year assessment. This has resulted in a release in reserves of $4.2 million.

Property and Casualty Insurance: The net reserves of the property insurance line of business as at December 31, 2002 were $2.4 million. This account had only two years of Syndicates history prior to its being written by us. The reserves established as at December 31, 2002 were partly based upon the historical performance experienced in those two years. During the course of 2003, the historical information improved due in particular to the settlement of one claim significantly below its case reserve. This improvement enabled us to reassess the likely level of IBNR claims in respect of the 2002 accident year, resulting in a reduction in reserves of $1.2 million.

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

Results of Operations

Our financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to, our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2005, 2004 and 2003.

    Consolidated Income Statement

	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004	For the twelve months ended December 31, 2003
	($ in millions, except percentages)
Revenues
Gross premiums written	$2,092.5	$1,586.2	$1,306.8
Net premiums written	1,651.6	1,357.6	1,092.8
Gross premiums earned	1,932.6	1,469.0	987.8
Net premiums earned	1,508.4	1,232.8	812.3
Net investment income	121.3	68.3	29.6
Change in fair value of derivatives	19.4	(4.0)	—
Total Revenues	1,649.1	1,297.1	841.9
Expenses
Insurance losses and loss adjustment expenses	(1,358.5)	(723.6)	(428.4)
Policy acquisition expenses	(283.2)	(212.0)	(152.3)
Operating and administration expenses	(125.9)	(93.0)	(53.3)
Interest on long-term debt	(16.2)	(6.9)	(0.4)
Realized investment (losses)	(4.4)	(3.5)	(2.4)
Realized exchange gains/(losses)	(18.2)	5.1	1.5
Other expenses	(3.1)	—	—
Total Expenses	(1,809.5)	(1,033.9)	(635.3)
Income/(loss) from operations before income tax	(160.4)	263.2	206.6
Income tax (expense)/benefit	(17.4)	(68.1)	(54.5)
Net Income (Loss)	$(177.8)	$195.1	$152.1
Ratios
Loss Ratio	90.1%	58.7%	52.7%
Expense Ratio	27.1%	24.7%	25.3%
Combined Ratio	117.2%	83.4%	78.0%

Gross premiums written. Gross premiums written increased by 31.9% in 2005 compared to 2004. This was largely due to the growth in our marine and energy and aviation insurance lines which increased by 508% and property reinsurance which increased by 25.2%. The increase in property reinsurance included $71.0 million attributable to inwards reinstatement premium from the 2005 hurricanes (2004—$16.7 million; 2003—nil). Gross premiums written increased by 21.4% in 2004 compared to 2003. The increases included $154.5 million from net new business and rate increases in casualty reinsurance, $47.1 million from new property reinsurance business written through Aspen Re America, $43.6 million from our new marine lines of business and $60.3 million of new business written by Aspen Specialty and reported under property insurance ($30.0 million) and liability insurance ($30.3 million).

Net premiums written. Net premiums written increased by approximately 22% in 2005 compared to 2004, at a slightly slower pace than the growth in 2004 of approximately 24%. Each year we arrange reinsurance in respect of certain of our exposures and the amounts paid and payable under these arrangements are shown as reinsurance ceded and deducted in arriving at net premiums written. As a result of the hurricanes in 2005 we expect to make significant recoveries. Under the terms of the reinsurance contracts we are also obligated to make certain additional payments usually in the form of reinstatement premiums which are a feature of these contracts related to the reinsurers’ obligations to provide recoveries in respect of more than one loss. The amount of the additional payment obligations arising as a result of the 2005 hurricanes was $149.7 million or 7.2% of the gross premiums written for the year, whereas in 2004, we had reinstatement premiums of $22.9 million or 1.4% of gross premiums written.

The growth rate in net premiums written is less than the growth rate in our gross premiums written largely due to our outwards reinstatement premiums of $149.7 million as a result of the 2005 hurricanes being greater than our inwards reinstatement premiums of $78.7 million.

Gross premiums earned. Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in 2005 increased by 31.6% compared to 2004, and represented 92.4% of gross premiums written in the year. The growth in gross premiums earned is primarily as a result of the new business written in our marine and aviation insurance lines, which increased by $156.3 million, as 2005 was the first full year writing these lines of business. The ratios of gross premiums earned to gross premiums written in 2005 and 2004 were substantially the same. Gross premiums earned increased significantly in 2004 by 48.7% compared to 2003 as a result of growth in gross written premiums.

Net premiums earned. Net premiums earned increased by 22.4% in 2005 compared to 2004 and by 51.8% in 2004 compared to 2003. The increases for each of our segments were as follows:

	Net Premiums Earned
Business Segment	For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Property Reinsurance	$497.3	5.9%	$469.6	51.9%	$309.1
Casualty Reinsurance	470.6	33.3%	353.1	122.4%	158.8
Specialty Insurance and Reinsurance	232.9	105.0%	113.6	(11.7)%	128.7
Property and Casualty Insurance	307.6	3.7%	296.5	37.5%	215.7
Total	$1,508.4	22.4%	$1,232.8	51.8%	$812.3

The largest percentage increase in 2005 relates to new marine and aviation insurance business written in our specialty segment and increases in our casualty reinsurance account, driven primarily by $55.7 million of structured risks written in the year. The net premiums earned in 2005 represented 91.3% of net premiums written (2004—90.8%; 2003—74.3%).

Insurance losses and loss adjustment expenses. Our losses and loss adjustment expenses increased significantly year-on-year (2005—87.7% increase; 2004—68.9% increase), mainly as a result of our hurricane losses in both 2004 ($196.1 million net of reinsurance from Hurricanes Charley, Frances, Ivan, Jeanne and Typhoon Songda) and 2005 ($594.6 million net of reinsurance from Hurricanes Katrina, Rita and Wilma and before potential receipts under our cat swap) and our growth in gross premiums written. Our insurance losses and loss adjustment expenses included paid claims of $551.9 million in 2005, $164.6 million in 2004, and $53.9 million in 2003.

Policy acquisition expenses. Policy acquisition expenses increased by 33.6% in 2005 compared to 2004, and represented 14.7% of gross premiums earned, whereas in 2004, policy acquisition expenses increased by 39.2% compared to 2003, and represented 14.4% of gross premiums earned for the twelve months ended December 31, 2004. The increase in expenses in 2005 was due to the growth in premiums written and earned.

Operating and administrative expenses. Operating and administrative expenses increased by 35.4% in 2005 compared to 2004 and increased by 74.5% in 2004 compared to 2003. Operating and administrative expenses as a percentage of gross premiums earned were 6.5% in 2005, 6.3% in 2004 and 5.4% in 2003, representing increases broadly in line with the growth of our business. The main components of increasing expenditure have been staff costs, accommodation costs and costs associated with the development of our information technology. The increase in 2004 represented higher staffing levels as new business lines were introduced, and in addition full year costs for Aspen Specialty and Aspen Re America were incurred.

Net investment income. Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. Net investment income increased substantially in 2005 by 77.6% compared to 2004, and in 2004 increased by 130.7% compared to 2003. The increases have been driven by rising interest rates and increases in our total cash and investment balances by 46.9% in 2005 and 63.5% in 2004. The increase in cash and investment balances in 2005 includes approximately $790 million after expenses in respect of the issuance of new ordinary shares and Perpetual PIERS (2004—$249 million in respect of issuance of long-term debt).

During 2005, we continued our strategy of gradually extending portfolio duration as interest rates and bond yields rose during the year. As a result, our aggregate portfolio book yield increased from 3.30% as of December 31, 2004 to 4.08% as of December 31, 2005. The aggregate portfolio duration increased from 1.76 years at December 31, 2004 to 2.20 years at December 31, 2005. Our fixed income portfolio duration increased from 2.20 years as of December 31, 2004 to 2.90 years as of December 31, 2005. The increase in duration resulted in greater exposure to interest rate risk as discussed below.

Unrealized gains on derivatives.    This arose from an increase in the estimated fair value of a catastrophe risk transfer swap contract entered into for a three-year period in August 2004. This contract requires us to make quarterly payments in return for which we are entitled to receive a total of up to $100 million on the occurrence of hurricanes making landfall in Florida and causing damage in excess of $39 billion or an earthquakes in California causing insured damage in excess of $23 billion. The determination of whether or not we are entitled to a recovery under the contract depends on estimates of insured damage published by PCS. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on December 6, 2005 was $38.1 billion. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, we expect that future estimates by PCS of this loss will increase. We have taken this and the illiquid nature of the catastrophe risk transfer swap market into account in our valuation of this contract as at December 31, 2005. See above ‘‘—Critical Accounting Policies—Risk Transfer Swap.’’

Income/(loss) before tax. In 2005, we incurred losses before tax of $160.4 million. The principal source of loss in 2005 was underwriting losses of $358.2 million in our property reinsurance segment resulting from the 2005 hurricanes. Our underwriting losses were offset by $121.3 million in respect of net investment income and a $19.4 million net unrealized gain on derivatives. We also incurred losses of $18.2 million from the sale or revaluation of foreign currencies and $4.4 million from the sale of investments. Income before tax in 2004 was $263.2 million (2003—$206.6 million), which included underwriting income of $204.2 million (2003—$178.3 million) and net investment income of $68.3 million (2003—$29.6 million).

Income tax expense. Income tax expense decreased to $17.4 million in 2005 from $68.1 million in 2004 and $54.5 million in 2003. Even though in 2005 we had net losses before tax of $160.4 million, we still incurred a tax expense because Aspen Re was profitable in 2005. Our tax rate in 2005 was (10.8)%, and is not indicative of future tax rates as 2005 was a loss-making year. Our consolidated tax rate for 2004 was 25.9%, whereas in 2003 it was 26.4%. The tax rate decreased in 2004 due to a greater proportion of the Company's profit being derived from our Bermudian operations.

Net income/(loss).    In 2005, we had a net loss of $177.8 million, equivalent to a loss of $2.40 per share based on the weighted average number of shares in issue during the period. Because of the losses in the year the diluted loss per share is the same as the basic loss per share. This compares to a net income of $195.1 million in 2004, equivalent to $2.82 earnings per basic share and $2.74 fully diluted earnings per share, and net income of $152.1 million in 2003, equivalent to $2.63 earnings per basic share and $2.56 fully diluted earnings per share on the basis of the weighted average number of shares in issue during the period.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses which cannot be attributed directly to any one segment by net premiums earned. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. Operating and administrative expenses are allocated to segments based on each segment's proportional share of gross premiums written.

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our four business segments for the twelve months ended December 31, 2005, 2004 and 2003.

	Twelve Months Ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$813.2	$526.7	$368.3	$384.3	$2,092.5
Net premiums written	523.4	508.9	317.7	301.6	1,651.6
Gross premiums earned	763.2	488.1	278.8	402.5	1,932.6
Net premiums earned	497.3	470.6	232.9	307.6	1,508.4
Expenses:
Losses and loss expenses	(700.8)	(328.3)	(148.5)	(180.9)	(1,358.5)
Policy acquisition, operating and administrative expenses	(154.7)	(112.8)	(60.6)	(81.0)	(409.1)
Underwriting profit (loss)	$(358.2)	$29.5	$23.8	$45.7	$(259.2)
Net reserves for loss and loss adjustment expenses	$599.8	$674.8	$207.2	$367.1	$1,848.9
Ratios
Loss ratio	140.9%	69.7%	63.8%	58.8%	90.1%
Expense ratio	31.1%	24.0%	26.0%	26.3%	27.1%
Combined ratio	172.0%	93.7%	89.8%	85.1%	117.2%

	Twelve Months Ended December 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$649.3	$446.7	$125.3	$364.9	$1,586.2
Net premiums written	499.9	436.7	109.0	312.0	1,357.6
Gross premiums earned	630.1	363.3	128.0	347.6	1,469.0
Net premiums earned	469.6	353.1	113.6	296.5	1,232.8
Expenses:
Losses and loss expenses	(262.5)	(252.2)	(45.5)	(163.4)	(723.6)
Policy acquisition, operating and administrative expenses	(142.2)	(70.9)	(22.3)	(69.6)	(305.0)
Underwriting profit (loss)	$64.9	$30.0	$45.8	$63.5	$204.2
Net reserves for loss and loss adjustment expenses	$222.9	$373.2	$157.9	$326.2	$1,080.2
Ratios
Loss ratio	55.9%	71.4%	40.1%	55.1%	58.7%
Expense ratio	30.3%	20.1%	19.6%	23.5%	24.7%
Combined ratio	86.2%	91.5%	59.7%	78.6%	83.4%

	Twelve Months Ended December 31, 2003
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$558.2	$292.3	$151.4	$304.9	$1,306.8
Net premiums written	400.0	280.3	140.7	271.8	1,092.8
Gross premiums earned	437.2	168.0	142.0	240.6	987.8
Net premiums earned	309.1	158.8	128.7	215.7	812.3
Expenses:
Losses and loss expenses	(106.7)	(115.8)	(80.5)	(125.4)	(428.4)
Policy acquisition, operating and administrative expenses	(110.3)	(31.9)	(23.4)	(40.0)	(205.6)
Underwriting profit (loss)	$92.1	$11.1	$24.8	$50.3	$178.3
Net reserves for loss and loss adjustment expenses	$95.3	$125.6	$94.0	$167.3	$482.2
Ratios
Loss ratio	34.5%	72.9%	62.5%	58.1%	52.7%
Expense ratio	35.7%	20.1%	18.2%	18.6%	25.3%
Combined ratio	70.2%	93.0%	80.7%	76.7%	78.0%

Property Reinsurance

In 2005, we wrote property reinsurance on both a treaty and facultative basis. The property treaty reinsurance we write includes catastrophe, including a small retrocession account, risk excess and pro rata. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Property Reinsurance.’’

Gross premiums written. Gross premiums written in this segment increased by 25.2% compared to 2004. The table below shows our gross premiums written for each line of business for each of 2005, 2004 and 2003, and the percentage increase in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Treaty Catastrophe	$373.3	38.9%	$268.7	16.8%	$230.0
Treaty Risk Excess	263.8	8.0%	244.3	7.9%	226.4
Treaty Pro Rata	168.1	29.4%	129.9	114.7%	60.5
Property Facultative	8.0	25.0%	6.4	(84.5)%	41.3
Total	$813.2	25.2%	$649.3	16.3%	$558.2

The increases in respect of catastrophe and risk excess of loss treaties include reinstatement premiums and other similar revenues, totaling $71.0 million and $14.7 million arising as a result of the hurricane losses in 2005 and 2004 respectively. The annual increases in risk excess and proportional treaties include $74.6 million in 2005 (2004—$47.1 million) in respect of business produced by Aspen Re America. The increase in proportional treaty also includes the property component of our reinsurance of a quota share of a participant in Lloyd’s Syndicate 958 (managed by Omega Underwriting Agents). In 2004, gross premiums written increased by 16.3% compared to 2003. The increases in 2004 included $47.1 million from new property reinsurance business written through Aspen Re America, which consisted mostly of risk excess, treaty catastrophe and treaty pro rata.

Reinsurance ceded. In 2005, we paid or provided for $116.5 million of additional ceded premiums to reinstate reinsurance protections following the 2005 hurricanes (2004—$104.4 million; 2003—$9.0 million).

Losses and loss adjustment expenses. Losses and loss adjustment expenses increased by 167.0% in 2005 compared to 2004. The losses of $700.8 million in 2005 (2004—$262.5 million; 2003—$106.7 million) include the following losses:

		Property Reinsurance Losses
For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
		($ in millions)
Hurricane Katrina	$427.5	2004 Windstorms and		California brush fires	$15.3
Hurricane Rita	$43.5	Typhoon Songda	$179.7	Phillips factory fire	$16.2
Hurricane Wilma	$15.8
Refinery fire	$16.8
Print works fire	$11.5

The balance of losses, excluding the losses described above, were $185.7 million in 2005 (2004— $82.8 million; 2003—$75.2 million) representing 37.3% of net premiums earned (2004—17.6%, 2003 —24.3%). In 2005, we also recorded a $13.9 million reserve strengthening which represented 2.8% of net premiums, earned whereas in 2004, we recognized a $17.1 million reserve release and in 2003, a $3.8 million reserve release (3.6% and 1.2% of net earned premiums respectively). In 2004, we suffered from a very low level of reported losses, whereas in 2005, we experienced a higher than expected level of attritional losses.

As a result of the 2005 hurricanes, our loss ratio in this segment increased significantly to 140.9% as net premiums earned in the year were substantially less than the losses incurred. Losses and loss adjustment expenses for 2005 are stated after deduction of $605.0 million in reinsurance recoveries received or receivable (2004—$104.4 million, 2003—$9.0 million). Any failure to collect these amounts as a result of the inability of our reinsures to pay or as a result of disputes which are not resolved in our favor could result in charges in future years. See Part I, Item 1, ‘‘Business—Reinsurance.’’

Policy acquisition, operating and administrative expenses. Total expenses in 2005 increased by 8.8%, mainly as a result of additional acquisition costs on the increased level of business written. Total expenses in 2004 increased by 28.9%. Expenses as a percentage of gross premiums earned were 20.3% in 2005 (2004—22.6%, 2003—25.2%). The decrease in the percentage of expenses to gross premiums earned is attributable to two principal factors: (1) in 2005, gross premiums earned increased by $69.3 million due to reinstatement premiums, which typically do not incur commission charges; and (2) as other business lines developed, a greater amount of central administrative expenses was allocated to the other segments.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers' liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. The casualty facultative business covers United States umbrella, workers' compensation and general liability business. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Casualty Reinsurance.’’

Gross premiums written. Gross premiums written increased by 17.9% in 2005 compared to 2004. The table below shows our gross premiums written for each line of business for each of 2005, 2004 and 2003, and the percentage increase in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
U.S. Treaty	$304.8	37.0%	$222.5	106.8%	$107.6
Non-U.S. Treaty	196.1	8.1%	181.4	24.9%	145.3
Casualty Facultative	25.8	(39.7)%	42.8	8.6%	39.4
Total	$526.7	17.9%	$446.7	52.8%	$292.3

The increase in U.S. treaty includes $55.4 million in respect of three contracts written by our structured risk team. In 2004, the gross premiums written increased by 52.8% compared to 2003. We saw an increase of $154.4 million in 2004 largely due to increases in U.S. casualty, although U.S. auto liability business written through WU Inc. in 2003 was discontinued in 2004 and we are no longer writing automobile reinsurance of this type.

Losses and loss adjustment expenses. Our losses and loss adjustment expenses increased by $76.1 million from $252.2 million in 2004, which was in line with the increase in the gross premiums earned. The substantial increase in loss expenses in 2004 was primarily due to the increase in business written in 2004 compared to 2003. Our loss ratio in this segment was profitable for the year, and continues to improve year-on-year (2005—69.7%; 2004—71.4%; 2003—72.9%).

The loss ratio for 2005 benefited from a prior year reserve release of $13.9 million as discussed above under ‘‘—Critical Accounting Policies—Prior year loss reserves.’’

Policy acquisition, operating and administrative expenses. Total expenses increased by 59.1% in 2005 and the expense ratio for 2005 increased by approximately 3.9%. Because U.S. treaty is making up a greater proportion of the business written year-on-year in this segment and as it incurs higher commission rates than other lines of business, the average expense ratio has increased. Also, our structured risks written in this segment incur higher acquisition costs. In addition, a greater proportion of central administrative costs were allocated to this segment commensurate with the proportional increase of the business written by this segment. The expense ratio was the same in both 2004 and 2003.

Specialty Insurance and Reinsurance

Our specialty insurance segment includes marine and energy and aviation insurance written by Aspen Re. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Specialty Insurance and Reinsurance.’’

The following table summarizes gross and net premiums written and earned, underwriting results and combined ratios for specialty insurance and specialty reinsurance separately for the twelve months ended December 31, 2005, 2004 and 2003:

	Twelve Months Ended December 31, 2005			Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
	Specialty Insurance	Specialty Reinsurance		Specialty Insurance	Specialty Reinsurance		Specialty Insurance	Specialty Reinsurance
			Total			Total			Total
				($ in millions, except percentages)
Gross premiums written	$265.2	$103.1	$368.3	$43.6	$81.7	$125.3	—	$151.4	$151.4
Net premiums written	221.0	96.7	317.7	36.5	72.5	109.0	—	140.7	140.7
Gross premiums earned	167.1	111.7	278.8	10.8	117.2	128.0	—	142.0	142.0
Net premiums earned	132.1	100.8	232.9	9.0	104.6	113.6	—	128.7	128.7
Losses and loss adjustment expenses	(100.5)	(48.0)	(148.5)	(7.1)	(38.4)	(45.5)	—	(80.5)	(80.5)
Policy acquisition, operating and administration expenses	(37.7)	(22.9)	(60.6)	(2.3)	(20.0)	(22.3)	—	(23.4)	(23.4)
Underwriting profit (loss)	$(6.1)	$29.9	$23.8	$(0.4)	$46.2	$45.8	—	$24.8	$24.8
Ratios
Loss ratio	76.1%	47.6%	63.8%	78.9%	36.7%	40.1%	—	62.5%	62.5%
Expense ratio	28.5%	22.7%	26.0%	25.5%	19.1%	19.6%	—	18.2%	18.2%
Combined ratio	104.6%	70.3%	89.8%	104.4%	55.8%	59.7%	—	80.7%	80.7%

Gross premiums written. Gross premiums written increased significantly in 2005 by 193.9% in the period. The table below shows our gross premiums written for each line of business for each of 2005, 2004 and 2003, and the percentage increase in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Marine and Specialty Liability Insurance	$122.4	200.0%	$40.8	—	—
Marine and Energy Property Insurance	110.8	3,857.1%	2.8	—	—
Aviation Insurance	52.4	—	—	—	—
Specialty Reinsurance	82.7	1.2%	81.7	(46.0)%	151.4
Total	$368.3	193.9%	$125.3	(17.2)%	$151.4

Specialty insurance increased by $221.6 million in 2005 and represented 72.0% of the gross premiums written in this segment. In 2004, our specialty insurance lines represented 34.8% of this segment as we began writing marine and energy insurance in the final quarter of 2004 and did not write any aviation insurance in that period. In 2004, our specialty reinsurance line of business decreased by $69.7 million as we did not continue into 2004 our quota share reinsurance of Syndicate 2020, which accounted for $78.4 million in 2003.

Losses and loss adjustment expenses. Losses and loss adjustment expenses increased by $103.0 million in 2005 compared to 2004. The increase in loss expenses was attributable to the growth of the specialty insurance lines in this segment. In addition, we also incurred the following large losses in 2005. We did not incur any significant large losses in 2003 and 2004.

Losses
For the twelve months ended December 31, 2005
($ in millions)
2005 Hurricanes	$22.8
U.K. Fire & Explosion	$18.8
Aviation losses	$16.2

The loss ratio for 2005 increased substantially compared to 2004, as a result of the 2005 hurricane losses and marine and aviation insurance business being reserved at a generally higher rate than our specialty reinsurance lines. However, the year also benefited from a release of $27.4 million from prior year reserves as discussed above under ‘‘—Critical Accounting Policies—Prior Year Loss Reserves.’’

For 2004, the loss expenses had decreased significantly by 43.5% compared to 2003 due to an $18.1 million reserve release being recognized in that year.

Policy acquisition, operating and administration expenses. Total expenses increased by $38.3 million or 171.7% in 2005, mostly attributed to the first full year of underwriting by our specialty insurance lines. The higher expense ratio for specialty insurance business is due to the higher acquisition costs associated with this business. Total expenses did not change significantly between 2003 and 2004.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is primarily composed of U.K. commercial property insurance and U.S. excess and surplus lines property business written through Aspen Specialty. Our commercial liability line of business consists of U.K. employers' and public liability insurance, and casualty insurance in the U.S. on a surplus lines basis. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Property and Casualty Insurance.’’

The following table summarizes gross and net written premiums and earned, underwriting results and combined ratios for each of the lines of business within our insurance segment for the twelve months ended December 31, 2005, 2004 and 2003:

	Twelve Months Ended December 31, 2005			Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
	Property Insurance	Casualty Insurance	Total	Property Insurance	Casualty Insurance	Total	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)			($ in millions, except percentages)			($ in millions, except percentages)
Gross premiums written	$138.3	$246.0	$384.3	$122.1	$242.8	$364.9	$81.7	$223.2	$304.9
Net premiums written	79.5	222.1	301.6	93.0	219.0	312.0	75.7	196.1	271.8
Gross premiums earned	127.4	275.1	402.5	98.0	249.6	347.6	72.0	168.6	240.6
Net premiums earned	71.2	236.4	307.6	73.8	222.7	296.5	61.9	153.8	215.7
Losses and loss adjustment expenses	(40.8)	(140.1)	(180.9)	(38.5)	(124.9)	(163.4)	(26.8)	(98.6)	(125.4)
Policy acquisition, operating and administration expenses	(25.7)	(55.3)	(81.0)	(22.1)	(47.5)	(69.6)	(15.7)	(24.3)	(40.0)
Underwriting profit (loss)	$4.7	$41.0	$45.7	$13.2	$50.3	$63.5	$19.4	$30.9	$50.3
Ratios
Loss ratio	57.3%	59.3%	58.8%	52.2%	56.1%	55.1%	43.3%	64.1%	58.1%
Expense ratio	36.1%	23.4%	26.3%	29.9%	21.3%	23.5%	26.0%	15.8%	18.6%
Combined ratio	93.4%	82.7%	85.1%	82.1%	77.4%	78.6%	68.7%	79.9%	76.7%

Gross premiums written. Gross premiums written in this segment increased by 5.3% in 2005 compared to 2004, whereas in 2004, the gross premiums written increased by 19.7% compared to 2003. The table below shows our gross premiums written for each line of business for each of 2005, 2004 and 2003, and the percentage increase in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004		For the twelve months ended December 31, 2003
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
U.K. Commercial Property	$61.0	(12.9)%	$70.0	(10.7)%	$78.4
U.S. Commercial Property	67.0	65.8%	40.4	—	—
Worldwide Property	10.3	(12.0)%	11.7	254.5%	3.3
U.K. Commercial Liability	171.2	(19.4)%	212.4	(4.8)%	223.2
U.S. Commercial Liability	74.8	146.1%	30.4	—	—
Total	$384.3	5.3%	$364.9	19.7%	$304.9

In 2005, we increased our U.S. surplus lines in both property (2005—$67.0 million; 2004—$40.4 million) and casualty (2005—$74.8 million; 2004—$30.3 million). We wrote less U.K. liability business than in 2004 as rates have dropped. The increase in 2004 was primarily due to the first full year of premiums from Aspen Specialty, which wrote both property and casualty insurance in the United States.

Losses and loss adjustment expenses. Losses and loss adjustment expenses increased by 10.7% in 2005 due to both the increase in business written in this segment and losses associated with the 2005 hurricanes of $13.7 million. However, the year also benefited from a release of $26.2 million of prior year reserves in the period largely due to slower than expected development of incurred claims, as further described above under ‘‘—Critical Accounting Policies—Prior Year Loss Reserves.’’

Loss expenses increased by 30.3% in 2004 compared to 2003. The only material claim incurred during 2004 arose from a factory fire in Suffolk, U.K. ($14.4 million).

Policy acquisition, operating and administrative expenses. Total expenses in 2005 increased by 16.4% compared to 2004, largely as a result of increases in gross premiums earned in this segment. Total expenses increased by 74.0% in 2004 compared to 2003, which was due to the set up costs associated with the establishment of our U.S. insurance operations, and the relatively low contribution to earned premiums from these operations during this early stage of development. Additionally, the worldwide property team's costs were recorded in 2004. Neither of these had costs in 2003. The expense ratio increased slightly in 2005 by 2.9%. The rate of increase in expenses was consistent with the rate of increase in gross premiums earned which was 15.8% in 2005. The expense ratio increased by 5.3% in 2004 compared to 2003 due to a greater proportion of commercial property business, which attracts higher brokerage rates, being written in 2004 when compared with 2003.

Liquidity and Capital Resources

As a holding company, our assets primarily consist of our share ownership in our subsidiaries as well as cash balances and investment assets. In addition to net investment income, our cash flows depend on dividend and interest payments from our Insurance Subsidiaries. As of December 31, 2005, the maximum amount of distributions that our Insurance Subsidiaries could have paid to us under applicable laws and regulations without prior regulatory approval was approximately $151.1 million.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions are subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries' ability to pay dividends, see ‘‘Business—Regulatory Matters’’ in Part I, Item 1 in this report. As of December 31, 2005, Aspen Bermuda has an accumulated deficit and therefore could not pay a dividend or make a distribution based upon the Bermuda Insurance Act and the Bermuda Companies Act regulations. As of December 31, 2005, Aspen Re could pay a dividend totaling approximately $139.8 million without prior regulatory approval based upon the FSA and the Companies Act regulations. Aspen Specialty could pay a dividend without regulatory approval of approximately $11.3 million.

In 2005, Aspen (UK) Holdings paid us a dividend of $17.0 million. No other dividends were paid to us in 2005. We also received interest of $26.0 million from Aspen (UK) Holdings in respect of an intercompany loan.

Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. In relation to Aspen Holdings, we monitor its ability to service debt, to finance dividend payments to shareholders and holders of our Perpetual PIERS and to provide financial support to the Insurance Subsidiaries. In 2004, our board of directors authorized a quarterly dividend payment of $0.03 per ordinary share per fiscal quarter. In 2005, we increased our quarterly dividend payments to $0.15 per share.

As at December 31, 2005 and 2004, Aspen Holdings held $203.7 million and $19.9 million, respectively, in cash and cash equivalents which management considers sufficient to provide us liquidity at such time. Operating cash flow, borrowing, the issuance of 4,000,000 Perpetual PIERS and the issuance of an additional 25,884,891 ordinary shares for cash in our public offering increased the total cash and cash equivalents held by the Company by $183.8 million during the twelve months ended December 31, 2005. During 2005, we were able to meet all of our obligations on our dividend payments to our ordinary shareholders and our interest payments on the holders of our senior notes, with our net cash flow and dividends received.

With respect to our Insurance Subsidiaries, one of our responsibilities is to ensure that we have funds readily available to settle claims. As of December 31, 2005, the Insurance Subsidiaries held approximately $1,181.0 million in cash and short-term investments that are readily realizable securities. In addition, we maintain credit facilities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2005 and for the foreseeable future.

Our aggregate invested assets as of December 31, 2005 totaled $3.69 billion compared to aggregate invested assets of $2.74 billion as of December 31, 2004. The increase in invested assets since December 31, 2004 resulted from capital raisings, collections of premiums on insurance policies and reinsurance contracts and investment income, offset by policy acquisition expenses paid, reinsurance premiums paid, payment of losses and loss adjustment expenses, operating and administrative expenses paid and repayment of short-term borrowings.

Cash flows for the twelve months ended December 31, 2005. Our total net cash flow from operating activities in 2005 was $789.1 million, a reduction of 17.9% from 2004. This decrease was mainly due to claims paid of $551.9 million (an increase of 235% over 2004) in the period which were mostly in relation to the 2004 and 2005 hurricanes. In 2005, we paid dividends on our ordinary shares totaling $45.5 million and raised approximately $790 million after expenses from our issuance of 25,884,891 ordinary shares and 4,000,000 Perpetual PIERS. As at December 31, 2005, we had a consolidated cash balance of $748.3 million, which we consider to be sufficient to meet our current operating requirements.

Cash flows for the twelve months ended December 31, 2004. Total net cash flow from operating activities in 2004 was approximately $961.3 million, an increase of $324.7 million from 2003. For the twelve months ended December 31, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $164.6 million in 2004 and made net investments in the amount of $1,104.3 million in market securities during the period. We paid dividends of $8.3 million, and raised $249.3 million from our senior notes offering. At December 31, 2004, we had a cash balance of $284.9 million.

Cash flows for the twelve months ended December 31, 2003. In 2003, we generated net cash from operating activities of $636.6 million, primarily relating to premiums and investment income received offset by reinsurance premiums payable. We paid claims of $53.9 million in the period. We made net investments in the amount of $696.4 million in market securities during the period. Cash and cash equivalents increased from $9.6 million at the beginning of the period to $230.8 million at the end of the period.

Liquidity. Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Our liquidity depends on operating, investing and financing cash flows, described as follows. On an ongoing basis, our Insurance Subsidiaries' sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.

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

We manage these risks by making regular forecasts of the timing and amount of expected cash outflows and ensuring that we maintain sufficient balances in cash and short-term investments to meet these estimates within a comfortable margin for error. Notwithstanding this policy, if our cash flow forecast is incorrect, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

Aspen Bermuda is subject to and at December 31, 2005 met the solvency requirements of the Insurance Act (as defined in Part I, Item 1, ‘‘Business—Regulatory Matters—Bermuda Regulation’’). See Part I, Item 1, ‘‘Business—Regulatory Matters—Bermuda Regulation’’ elsewhere in this report. Aspen Bermuda's statutory capital and surplus was $957.1 million at December 31, 2005 and $632.7 million at December 31, 2004. Its capital and surplus as measured under U.S. GAAP was $1,026.0 million at December 31, 2005 (2004—$658.8 million).

Aspen Re is regulated by the FSA and is subject to the FSA's Handbook of Rules and Guidance with respect to solvency requirements. See Part I, Item 1, ‘‘Business—Regulatory Matters—U.K. and

E.U. Regulation’’ elsewhere in this report. Aspen Re has maintained the required margin of solvency throughout 2005 and 2004 and the value of its shareholders' equity as of December 31, 2005 and 2004 was $886.4 million and $870.9 million respectively as measured under U.S. GAAP.

Aspen Specialty is regulated by the North Dakota insurance laws and is subject to risk-based capital regulations. See Part I, Item 1, ‘‘Business—Regulatory Matters—U.S. Regulation—North Dakota State Risk-Based Capital Regulations’’ elsewhere in this report. Aspen Specialty's statutory capital and surplus was $113.4 million at December 31, 2005 and $101.5 million at December 31, 2004. Its capital and surplus as measured under U.S. GAAP was $131.0 million at December 31, 2005 (2004—$113.9 million).

We are obliged by the terms of our contractual obligations to U.S policyholders and by undertakings to certain U.S. regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. Our current arrangements with our bankers for the issue of letters of credit require us to provide cash collateral for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2005 and 2004, these funds amounted to approximately 32% of the $4.4 billion and approximately 20% of the $3.0 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

For these purposes, we have specifically established facilities for the issuance of letters of credit in the amount of $50 million with Citibank, N.A. and can also issue secured and unsecured letters of credit under our $400 million credit facility. As of December 31, 2005 and December 31, 2004, letters of credit totaling $411.0 million and $48.4 million, respectively, had been issued. In addition, in 2002, Barclays Bank plc issued letters of credit totaling £47.4 million to policyholders of the Company which remained in place as of December 31, 2005. At that date we provided $121.3 million and £65.1 million as collateral for the letters of credit issued on our behalf with the balance of the letters of credit having been issued on an unsecured basis.

On June 23, 2003, we established a trust fund at the Bank of New York which is used as an alternative to letters of credit to satisfy the obligations of Aspen Re to provide security to certain U.S.-domiciled cedents. As of December 31, 2005 and December 31, 2004, the balances on this fund were $1,072.9 million and $415.9 million, respectively. On July 16, 2003 we established an additional trust fund at the Bank of New York, with a balance of $5.4 million, which served a similar purpose with respect to certain U.S. insurance clients of Aspen Re for whom we provide surplus lines insurance. As at December 31, 2005, the balance in the trust was $8.1 million.

Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount was Can$25 million and the balance at December 31, 2005 was Can$100.5 million. In addition, Aspen Specialty has a total of $7.0 million ($7.4 million December 31, 2004) on deposit with certain U.S. states in order to satisfy state regulations for writing business there.

In December 2005, Aspen Bermuda set up a Regulation 114 trust fund to collateralize its obligations to an individual U.S. cedent. The balance on this fund at December 31, 2005 was $48.3 million.

Credit Facility. On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005 (the ‘‘credit facilities’’) by and among the Company, certain of our direct and indirect subsidiaries (collectively, the ‘‘Borrowers’’) the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents and The Bank of New York, as collateral agent. The credit facilities replace our $150 million three-year credit agreement dated August 26, 2003, which would have expired on August 29, 2006, and our $50 million 364-day credit agreement, dated as of August 26, 2003, both of which were terminated as of August 2, 2005.

The facility can be used by any of the Borrowers to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit. The facility will expire on August 2, 2010. As of December 31, 2005, no borrowings were outstanding under the credit facilities, though we had $93.7 million and $317.2 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company's equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P financial strength rating of A−; make certain investments; agree with others to limit the ability of the Company's subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Capital Resources.    On February 4, 2005, we filed a universal shelf registration statement on Form F-3 with the SEC for the issuance and sale of up to $500 million of debt and/or equity securities from time to time. The registration statement was declared effective on March 3, 2005 and is expected to allow us access to the public capital markets to the extent the need arises. Also included in the registration statement were 52,998,036 ordinary shares which may be offered for sale by our shareholders. We will not receive any proceeds from sales by our shareholders but may have to pay related expenses.

On October 24, 2005, we filed a shelf registration statement on Form F−3 with the SEC for the issuance and sale of up to $903,685,834 amount of our securities. Also included in the registration statement were an additional 40,230 ordinary shares which may be offered for sale by our shareholders. Under the Securities Act, the prospectus included in that registration statement was a combined prospectus and also related to $96,314,166 aggregate amount of securities registered and remaining unsold by us and 39,204,755 ordinary shares registered and remaining unsold by the selling shareholders under our registration statement described above.

In 2005 and January 2006, we issued and sold the following securities in public offerings under our registration statements described above:

•	on October 11, 2005, we issued 17,551,558 ordinary shares which generated $400 million in net proceeds;

•	on December 12, 2005, we issued 8,333,333 ordinary shares which generated approximately $195 million in net proceeds; and

•	on December 12, 2005 and January 10, 2006, we issued 4,000,000 and 600,000, respectively, of our Perpetual PIERS. These sales generated approximately $223 million in net proceeds.

The proceeds from these offerings were used for general corporate purposes, to support the operations of our Insurance Subsidiaries and to strengthen our balance sheet capital position.

Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders' equity, which was $2,039.8 million and

$1,481.5 million at December 31, 2005 and 2004, respectively. We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our ability to access the capital markets is dependent on, among other things, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. We have accessed both the debt and equity markets from time to time.

We have no material commitments for capital expenditures as at December 31, 2005.

The following table summarizes our contractual obligations other than our obligations to employees, under long-term debt, our Perpetual PIERS, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2005:

Contractual Obligations and Commitments

	Payments due by period
	($ in million)
Contractual Basis	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$65.0	$2.7	$8.3	$12.0	$42.0
Long-Term Debt Obligations (1)	250.0	—	—	—	250.0
Reserves for Losses and loss adjustment expenses (2)	3,041.6	1,241.8	1,143.5	337.5	318.8

(1) The long term debt obligations disclosed above does not include the $15 million annual interest payable on our outstanding senior notes.

(2) In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘—Critical Accounting Policies—Reserves for Losses and Loss Expenses.’’

We have entered into a lease for three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years and annual service charges of $180,000 per year. We moved into these new premises on January 30, 2006.

On April 1, 2005, Aspen Re signed an agreement for underleases for office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately £2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We also license office space within the Lloyd's building on the basis of a renewable twelve-month lease. In addition, we lease office space in Boston, Massachusetts, Marlton, New Jersey and Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations.

For a discussion of derivative instruments we have entered into, please see note 5 to our audited financial statements for the twelve months ended December 31, 2005 included elsewhere in this report.

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

As at December 31, 2005, our fixed income portfolio had an approximate duration of 2.9 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	-100	-50	0	50	100
	($ in thousands, except percentages)
Market Value	$3,788,678	$3,738,712	$3,689,100	$3,640,043	$3,591,697
Gain/Loss	99,578	49,612	0	(49,057)	(97,403)
Percentage of Portfolio	2.70%	1.34%	0	(1.33)%	(2.64)%

Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of December 31, 2005, approximately 78% of our cash and investments were held in U.S. Dollars, approximately 15% were in British Pounds and approximately 7% were in currencies other than the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2005, 9% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2006. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2005, would have impacted reported net comprehensive income by approximately $10.0 million.

We will attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. There were no outstanding forward contracts as at December 31, 2005.

Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2005, the average rate of fixed income securities in our investment portfolio was ‘‘AAA.’’ In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of ‘‘A’’ (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is ‘‘A−’’ (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

Effects of Inflation

Inflation may have a material effect on our consolidated results of operations by its effect on interest rates and on the cost of settling claims. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy as the demand for services such as construction typically surges. We believe this has had and will continue to have a significant impact on the cost of claims arising from the 2004 and 2005 hurricanes and we seek to have sought to take this into account when setting reserves for these events. Our calculation of reserves for losses and loss expenses in respect of casualty business includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in retained earnings. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

In addition to general price inflation we are exposed to a persisting long-term upwards trend in the cost of judicial awards for damages. We take this into account in our pricing and reserving of casualty business.

Item 8. Financial Statements and Supplementary Data

Reference is made to Part IV, Item 15(a) of this report, commencing on page F-1, for the Consolidated Financial Statements of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants regarding accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2005, we successfully transitioned to a new financial reporting ledger system. We are in the process of finalizing the implementation of a new underwriting system that is expected to be complete in the first quarter of 2006. The new underwriting system will automatically interface with the new financial reporting ledger. The introduction of the new systems are the final stages of the process to improve functionality and transition away for the IT facilities and services previously provided by Wellington.

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

Changes in internal control over financial reporting

The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

For management's report on internal control over financial reporting, as well as the independent registered public accounting firm's report thereon, see pages F-2 and F-3 of this report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Pursuant to provisions that were in our bye-laws and a shareholders' agreement by and among us and certain shareholders prior to our initial public offering, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our board of directors. Mr. Melwani was appointed, and Dr. Rosenthal was nominated, as directors by Blackstone. Mr. Cormack was appointed director by Candover. Mr. Avery was appointed director by Wellington. Mr. Salame was nominated director by CSFB Private Equity. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

Our bye-laws provide for a classified board of directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors were re-elected at our last annual general meeting to serve until our 2008 Annual General Meeting, our incumbent Class II Directors are scheduled to serve until our 2006 Annual General Meeting and our incumbent Class III Directors are scheduled to serve until our 2007 Annual General Meeting.

As of February 28, 2006, we had the following directors on our board of directors:

Name	Age	Position	Director Since
Class I Directors:
Christopher O'Kane	51	Chief Executive Officer of the Company and Aspen Re and Chairman of Aspen Bermuda	2002
Heidi Hutter (1)(2)(5)	48	Director	2002
David Kelso (1)(3)(5)	53	Director	2005
Class II Directors:
Paul Myners (3)(4)	57	Chairman of the Company and Aspen Re	2002
Julian Cusack (3)(5)	55	Chief Financial Officer of the Company and Chief Executive Officer of Aspen Bermuda	2002
Norman L. Rosenthal (1)(4)	54	Director	2002
Class III Directors:
Julian Avery (2)(4)	60	Director	2003
Ian Cormack (1)	58	Director	2003
Prakash Melwani (2)(3)(4)	47	Director	2003
Kamil M. Salame (2)(3)(5)	37	Director	2002

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Investment Committee

(4)	Member of the Corporate Governance and Nominating Committee

(5)	Member of the Risk Committee

Paul Myners. Mr. Myners has been our Chairman and a director since June 21, 2002. He is also currently the Chairman of Aspen Re, a position he has held since June 2002, of the Guardian Media Group, a position held since March 2000 and of Marks and Spencer, a position held since May 2004. Mr. Myners is a non-executive director of the Bank of England and The Bank of New York. He has recently joined the Investment Committee of the Government of Singapore Investment Corporation.

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

Christopher O'Kane. Mr. O'Kane has been our Chief Executive Officer and a director since June 21, 2002. He is also currently the Chief Executive Officer of Aspen Re and Chairman of Aspen Bermuda. Prior to the creation of Aspen Holdings, from November 2000 until June 2002, Mr. O'Kane served as a director of Wellington and Chief Underwriting Officer of Lloyd's Syndicate 2020 where he built his specialist knowledge in the fields of property insurance and reinsurance, together with active underwriting experience in a range of other insurance disciplines. From September 1998 until November 2000, Mr. O'Kane served as one of the underwriting partners for Syndicate 2020. Prior to joining Syndicate 2020, Mr. O'Kane served as deputy underwriter for Syndicate 51 from January 1993 to September 1998. Mr. O'Kane has over twenty-five years of experience in the insurance industry, beginning his career as a Lloyd's broker.

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

Julian Avery. Mr. Avery has been a director since April 9, 2003. He served as Chief Executive Officer of Wellington since 2000 until September 20, 2004 and remained an employee until September 2005. Prior to becoming Chief Executive Officer, Mr. Avery had been Managing Director of Wellington since 1996. He was also a director of WUAL since 1996 and its Chairman since 2001. He is also non-executive Chairman of Equity Insurance Group (formerly known as Cox Insurance Holdings) and some of its affiliates. Mr. Avery is also a solicitor and served on the Council of Lloyd's from December 2000 until February 2005. He was Deputy Chairman of the Lloyd's Market Association Services Limited. He is a non-executive director of Warner Estate Holdings plc and chairman of Invesco Perpetual Aim VCT PLC. Until November 2005, he was also a non-executive director of East Surrey Holdings plc.

Ian Cormack. Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen Re since 2003. Mr. Cormack is a Senior Partner in Cormack Tansey Partners, a strategic consulting firm that he established in 2002. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.'s insurance financial services and asset management in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director on the boards of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance and Klipmart Corp. Mr. Cormack is also a non-executive chairman of Aberdeen Growth Opportunities Venture Capital Trust 2 plc. He also serves as a member of Millennium Associates AG's Global Advisory Board and Chairman of Entertaining Finance Ltd. and previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, and a Member of the Board of Clearstream (Luxembourg). He was previously a non-executive director of MphasiS BFL Ltd. (India). He was a member of the U.K. Chancellor's City Advisory Panel from 1993 to 1998.

Heidi Hutter. Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen Re since June 2002. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and Managing General Partner of Black Diamond Capital Partners since 2005. Ms. Hutter has over twenty-five years of experience in property/casualty reinsurance. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd's of London, which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. Ms. Hutter also serves as a director of Aquila, Inc. and Talbot Underwriting Ltd. and its corporate affiliates.

David Kelso. Mr. Kelso has been a director since May 26, 2005. He was a founder, in 2003, of Kelso Advisory Services and currently serves as its senior financial advisor. From 2001 to 2003, Mr. Kelso was an Executive Vice President of Aetna, Inc. From 1996 to 2001, he was the Executive Vice President, Chief Financial Officer and Managing Director of Chubb Corporation. From 1992 to 1996, he first served as the Executive Vice President and Chief Financial Officer and later served as the Executive Vice President, Retail and Small Business Banking, of First Commerce Corporation. From 1982 to 1992, he was a Partner and the Head of North American Banking Practice of Gemini Consulting Group.

Prakash Melwani. Mr. Melwani has been a director since July 21, 2003. In May 2003, Mr. Melwani joined Blackstone as a Senior Managing Director in its Private Equity Group. He is also a member of the firm's Private Equity Investment Committee. Prior to joining Blackstone, Mr. Melwani was a founder, in 1988, of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, Mr. Melwani was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani is also a member of the board of directors of Kosmos Energy.

Norman L. Rosenthal, Ph.D. Dr. Rosenthal has been a director since June 21, 2002. He is also currently President of Norman L. Rosenthal & Associates, Inc., a management consulting firm which specializes in the property casualty insurance industry. Previously, Dr. Rosenthal was a managing director and senior equity research analyst at Morgan Stanley & Co. following the property casualty insurance industry. He joined Morgan Stanley's equity research department covering the insurance sector in 1981 and remained there until 1996. Dr. Rosenthal also currently serves on the board of directors of The Plymouth Rock Company, Alliant Resources, Securis Investment Partners & Funds, Palisades Safety and Insurance Management Corporation and the High Point Safety and Insurance Management Company. Dr. Rosenthal previously served on the board of directors of Mutual Risk Management Ltd. from 1997 to 2002, and Vesta Insurance Group from 1996 to 1999.

Kamil M. Salame. Mr. Salame has been a director since June 21, 2002. He has been a partner of DLJ Merchant Banking Partners, the leveraged corporate private equity funds of Credit Suisse First Boston Private Equity, since June 2004 and, prior to then, a principal. Mr. Salame joined Donaldson, Lufkin & Jenrette's Merchant Banking Group, a predecessor to Credit Suisse First Boston Private Equity, in 1997. Previously he was a member of Donaldson, Lufkin & Jenrette's Leveraged Finance Group. Mr. Salame is a director of Montpelier Re, US Express Leasing, Inc, PCDI, Inc. and Merrill Corporation.

Committees of the Board of Directors

Audit Committee: Messrs. Cormack, Kelso and Rosenthal and Ms. Hutter. The Audit Committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the board of directors as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held five meetings during 2005. The board of directors considers David Kelso to be our ‘‘audit committee financial expert’’ as defined in the applicable regulations.

Compensation Committee: Messrs. Avery, Melwani and Salame and Ms. Hutter. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company's Chief Executive Officer, executive directors and key employees. Mr. Melwani is Chairman of the Compensation Committee. The Compensation Committee held four meetings during 2005.

Investment Committee: Messrs. Myners, Cusack, Kelso, Melwani and Salame. The Investment Committee is an advisory committee to the board of directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Myners is Chairman of the Investment Committee. The Investment Committee held four meetings during 2005.

Corporate Governance and Nominating Committee: Messrs. Avery, Melwani and Rosenthal. The Corporate Governance and Nominating Committee, among other things, establishes the board of directors' criteria for selecting new directors and oversees the evaluation of the board of directors and management. The Corporate Governance and Nominating Committee held four meetings during 2005. On February 28, 2006, Dr. Rosenthal resigned as Chairman of the Corporate Governance and Nominating Committee. Mr. Myners was elected as member and Chairman of this committee.

Risk Committee: Messrs. Cusack, Kelso and Salame and Ms. Hutter. The board of directors approved the formation of this new committee of our board in 2006. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter will be the Chairman of the Risk Committee.

Executive Officers

The table below sets forth certain information concerning our executive officers as of February 28, 2006:

Name	Age	Position
Christopher O'Kane (1)	51	Chief Executive Officer of Aspen Holdings and Aspen Re and Chairman of Aspen Bermuda
Julian Cusack (1)	55	Chief Financial Officer of Aspen Holdings and Chief
		Executive Officer of Aspen Bermuda
Ian Beaton	35	Head of Insurance
Nicholas Bonnar	41	Head of Specialty
Brian Boornazian	45	President, Aspen Re America
Ian Campbell	41	Chief Financial Officer, Aspen Re
David Curtin	48	General Counsel
Sarah Davies	41	Chief Operating Officer
James Few	34	Chief Underwriting Officer of Aspen Bermuda, Head of Property Reinsurance
Karen Green	38	Head of Strategy
David May	59	Head of Casualty Reinsurance, Chief Casualty Officer
Oliver Peterken	49	Chief Risk Officer
Chris Woodman	44	Head of Human Resources

(1)	Biography available above under ‘‘—Directors’’ above.

Ian Beaton. Since January 2005, Mr. Beaton has served as our Head of Insurance. From April 2003 to January 2005, he was our Head of Corporate Development. Prior to joining us in April 2003, he was Associate Principal at McKinsey & Company, Inc. which he joined in 1993.

Nicholas Bonnar. Mr. Bonnar has been our Head of Specialty since November 19, 2004, having joined Aspen Re as a senior underwriter on December 4, 2002. Prior to joining us, Mr. Bonnar was an underwriter at XL London Markets from May 1997 until June 2002, and was appointed as director and Active Underwriter for Syndicate 588. From 1994 until 1997, he was an underwriter with PB Coffey and Others (Lloyd's Syndicate 902) and from 1987 until 1994 he was with Lloyd Thompson Insurance Brokers.

Brian Boornazian. Since October 2005, Mr. Boornazian has served as President of Aspen Re America. From January 2004 to October 2005, he was president of Aspen Re America, Property Reinsurance. Prior to joining us, from 1999 to January 2004, Mr. Boornazian was at XL Re America,

where during his tenure there he acted in several capacities and was Senior Vice President, Chief Property Officer, responsible for property facultative and treaty, as well as marine, and Chief Marketing Officer.

Ian Campbell. Mr. Campbell has been the Chief Financial Officer of Aspen Re since March 31, 2004. He joined us in November 2002 where he served as Assistant Finance Director of Aspen Re from 2002 until March 2004. Mr. Campbell previously worked for Cox Insurance Holdings plc, a Lloyd’s managing agency where he was the Group Financial Controller from 1998 to 2002. Prior to this he was a senior consultant within the Insurance Consulting practice of KPMG. Mr. Campbell is a member of the Institute of Chartered Accountants in England and Wales.

David Curtin. Since September 2, 2003, Mr. Curtin has served as General Counsel. Prior to joining the Company, Mr. Curtin served as Senior Vice President and General Counsel of ICO Global Communications Limited from January 2001 until October 2002. He joined ICO as Chief Banking and Financial Counsel in November 1998 and became Deputy General Counsel in March 2000. From 1988 to 1998 he was with Jones, Day, Reavis and Pogue in New York and London and from 1985 to 1988 he was with Bingham, Dana & Gould in Boston.

Sarah Davies. Since June 21, 2002, Ms. Davies has served as our Chief Operating Officer. Effective June 1, 2006, Ms. Davies will assume the position of Director of Research and Development and Business Change. From 1999 to 2002 she served as WUAL's Operations Director. Ms. Davies initially joined Wellington in 1993 from Munich Re U.K. as a property reinsurance underwriter. Starting in 1995, she served as Market Research Manager of WUAL.

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

Karen Green. Ms. Green joined us in March 2005 as Head of Strategy. From 2001 until 2005, Ms. Green was a Principal with MMC Capital Inc. (now Stone Point Capital), a global private equity firm (formerly owned by Marsh and McLennan Companies Inc.). Prior to MMC Capital, Ms. Green was a director at GE Capital in London from 1997 to 2001, where she co-ran the Business Development team (responsible for mergers and acquisitions for GE Capital in Europe).

David May. Since June 21, 2002, Mr. May has served as our Chief Casualty Officer. In 1995, he joined Wellington and served as manager in the casualty reinsurance division for Lloyd's Syndicate 51. From 1986 to 1995, he was a senior manager at Munich Re U.K. in charge of casualty underwriting.

Oliver Peterken. Mr. Peterken has served as our Chief Risk Officer since May 9, 2005. Prior to joining us, Mr. Peterken led Willis Re’s international catastrophe risk modelling and actuarial services from 1995, during which time he was Managing Director of Willis Consulting Limited from 1998 to 2005. From 1987 to 1994 he held various management roles in finance and strategy at the Prudential Corporation Plc.

Chris Woodman. Since July 2005, Mr. Woodman has served as Head of Human Resources. Prior to joining us, he was employed by Fidelity International from March 1995 to March 2005. He joined them as a Human Resources Manager, and was subsequently Human Resources Director, Research and Trading on secondment to Fidelity Management and Research Company in Boston, MA. He then returned to the United Kingdom as Director, Human Resources for the Investment and Institutional business at Fidelity International. Most recently, he was Managing Director, Human Resources, COLT Telecom from January 2003 to February 2005 on secondment from Fidelity International.

Non-Management Directors

The board of directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Myners, our Chairman. The non-management directors held four executive sessions during 2005. Mr. Myners, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate their concerns to the non-management directors by sending written communications by mail to Mr. Myners, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. In 2005, we held one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The board of directors conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the board of directors and its constituent committees on which that director serves and our annual general meeting of shareholders. All of our directors attended the annual general meeting of shareholders. Seven meetings of the board of directors were held in 2005. All of the directors attended at least 75% of the meetings of the board of directors and meetings of all committees on which they serve, except for Kamil Salame who attended 73% of such meetings.

Director Independence

Under the NYSE Corporate Governance Standards applicable to U.S. domestic issuers a majority of the board of directors (and each member of the Audit, Compensation and Nominating and Corporate Governance Committees) must be independent. The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The board of directors may determine a director to be independent if the director has no disqualifying relationship as enumerated in the NYSE Corporate Governance Standards and if the board of directors has affirmatively determined that the director has no direct or indirect material relationship with the Company. Independence determinations will be made on an annual basis at the time the board of directors approves director nominees for inclusion in the annual proxy statement and, if a director joins the board of directors between annual meetings, at such time. The board of directors has made the determination that Messrs. Avery, Cormack, Kelso, Melwani and Salame, Dr. Rosenthal and Ms. Hutter are independent and have no material relationships with the Company.

The board of directors has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. In addition, the board of directors has determined that as of the date of this report all members of the Compensation Committee are independent.

Effective February 28, 2006, Mr. Myners was elected member and chairman of the Corporate Governance and Nominating Committee. As he is not deemed independent, the Corporate Governance and Nominating Committee will not be composed of solely independent directors.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We adopted a code of business conduct and ethics that applies to all of our employees including our Chief Executive Officer and Chief Financial Officer. We have also adopted corporate governance guidelines. We have posted the Company's code of ethics and corporate governance guidelines on the Company's website at www.aspen.bm.

The charters for each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are also posted on our website at www.aspen.bm. Shareholders may also request printed copies of our code of business conduct and ethics, the corporate governance guidelines and the committee charters at no charge by writing to Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton, Bermuda HM11.

Differences between NYSE Corporate Governance Rules and the Company's Corporate Governance Practices

The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The following discusses the differences between the NYSE Corporate Governance Standards and the Company's corporate governance practices.

The NYSE Corporate Governance Standards require that all members of compensation committees and nominating and corporate governance committees be independent. As of the date of this report, all members of the Compensation Committee are independent and all but one member of our Corporate Governance and Nominating Committee are independent. As described above, Mr. Myners, our Chairman, a member and Chairman of the Corporate Governance and Nominating Committee, is not deemed to be an independent director due to his greater level of involvement in the management of the Company and his greater compensation as Chairman of the Company which is different from the standard director compensation.

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

A shareholder who wishes to recommend a person or persons for consideration as a Company nominee for election to the board of directors should send a written notice by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829 and include the following information:

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

Shareholder Communications to the Board

The board of directors provides a process for shareholders to send communications to the board of directors or any of the directors. Shareholders may send written communications to the board of directors or any one or more of the individual directors by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. All communications will be compiled and summarized by the Secretary of the Company. Copies of all communications addressed to a specific director will be sent to that director. The chairman of the board of directors will receive copies of all communications that are not addressed to a particular director. Shareholders may also send e-mails to any of our directors via our website at www.aspen.bm.

Board Policy on Board Members' Attendance at AGMs

Directors are expected to attend the Company's annual general meeting of shareholders.

Compliance with Section 16(A) of the Exchange Act

The Company, as a foreign private issuer, is not required to comply with the provisions of Section 16 of the Exchange Act relating to the reporting of securities transactions by certain persons and the recovery of ‘‘short-swing’’ profits from the purchase or sale of securities.

Item 11. Executive Compensation

The following Summary Compensation Table sets forth, for the years ended December 31, 2005, 2004 and 2003, the compensation for services in all capacities earned by the Company's Chief Executive Officer, Chief Financial Officer and its next four most highly compensated executive officers. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation(1)			Awards			Payouts
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(2)	Restricted Stock Awards (3)		Securities Underlying Options/SARs (4)	LTIP Payouts	All Other Compensation ($)(5)
Christopher O'Kane,	2005	$664,340	$—	$1,212	640		60,000	—	$98,725
Chief Executive	2004	636,121	550,230	1,907	—		45,849	—	102,601
Officer (6)	2003	493,397	820,050	1,654	—		991,830	—	78,943

Julian Cusack, Chief	2005	408,609	—	303,673	384		46,445	—	78,975
Financial Officer (7)	2004	397,023	185,000	214,889	—		27,509	—	80,471
	2003	361,203	510,150	206,280	—		338,180	—	70,908

Nick Bonnar, Head	2005	364,140	146,200	1,212	640		40,445	—	42,536
of Specialty (8)	2004	311,797	155,899	1,906	—		45,849	—	32,739
	2003	270,616	172,211	1,704	—		96,871	—	28,416

Brian Boornazian,
President of Aspen Re	2005	339,900	150,000	29,856	1,920		13,482	—	18,900
America (9)	2004	308,063	165,000	146,379	$625,025	(10)	15,283	—	18,450

James Few, Chief	2005	407,500	125,000	288,606	960		68,773		29,498
Underwriting Officer,	2004	295,929	222,000	50,555	—		68,773	—	31,363
Aspen Bermuda (11)	2003	194,188	229,614	1,197	—		97,930	—	18,448

David May, Head of	2005	384,439	146,200	1,212	384		40,445	—	76,890
Casualty (12)	2004	375,991	187,995	2,867	—		27,509	—	75,198
	2003	311,619	246,015	2,405	—		155,000	—	62,324

(1)	Compensation payments for 2003 made in British Pounds have been translated into U.S. Dollars at the average exchange rate for 2003 which was $1.6401 to £1. Compensation payments made in British Pounds have been translated into U.S. Dollars for 2004 and 2005 at the average exchange rate for each such year of $1.8341 to £1 for 2004 and $1.8207 to £1 for 2005.

(2)	Other annual compensation includes benefits-in-kind.

(3)	In respect of 2005, this reflects the number of performance share awards eligible for vesting upon achievement of a return on equity target for 2004, which under the terms of the performance share awards will not vest and be issuable until the return of equity for 2006 has been established. The performance share awards granted in 2005, for which the eligibility for vesting was based on a return of equity target for 2005, have been forfeited and therefore not reflected in this column.

(4)	For 2005, all options granted have been forfeited as the return on equity targets have not been met. For 2004, a lesser amount has vested based on the Reduced Percentage as described further below under ‘‘—Share Incentive Plan—2004 Options’’ and the remainder of the option grants have been forfeited.

(5)	The amounts listed under ‘‘All Other Compensation’’ reflect the Company's contribution to the pension plan (a defined contribution plan).

(6)	Mr. O'Kane's compensation has been paid in British Pounds for each of 2003, 2004 and 2005.

(7)	For 2003, 2004 and 2005, except for £30,000, Mr. Cusack's salary and bonus were paid in U.S. Dollars. With respect to his "Other Annual Compensation", this also includes travel expenses for Mr. Cusack's family, a housing allowance in Bermuda beginning in 2003 of $180,000 per year, a club membership beginning in 2005 of $66,000 and a payroll tax contribution in an amount of $14,988 in 2003, $11,044 in 2004 and $11,049 in 2005.

(8)	Mr. Bonnar's compensation has been paid in British Pounds for each of 2003, 2004 and 2005. Bonus amounts paid to Mr. Bonnar for 2005 are paid in British Pounds and were converted from U.S. Dollars using the $1.72 to £1 in effect on December 30, 2005.

(9)	Mr. Boornazian began his employment with the Company in January 2004. His entire compensation in both 2004 and 2005 was paid in U.S. Dollars. With respect to his "Other Annual Compensation", this also includes a sign-on bonus of $135,000 in 2004, and $17,795 in reimbursement for tax consequences on issuance of his vested restricted share units in 2005.

(10)	This reflects the dollar value of restricted share units granted on March 12, 2004 using the closing price of our ordinary shares on such day.

(11)	For 2003, Mr. Few's compensation was paid in British Pounds. For 2004, Mr. Few was paid in British Pounds except for $66,666 of his salary and his entire bonus. For 2005, Mr. Few's salary and bonus were paid in U.S. Dollars. With respect to his "Other Annual Compensation", this also includes travel expenses for Mr. Few's family, and for 2004, it includes relocation expenses of $9,221, a housing allowance in Bermuda of $33,000 covering the last two months of 2004, and a payroll tax contribution of $4,856 and for 2005, it includes a housing allowance of $180,000 per year, a club membership of $66,000 and a payroll tax contribution of $11,049.

(12)	Mr. May's compensation has been paid in British Pounds for each of 2003, 2004 and 2005. Bonus amounts paid to Mr. May for 2005 are paid in British Pounds and were converted from U.S. Dollars using the $1.72 to £1 in effect on December 30, 2005.

The following table sets forth information concerning grants of options to purchase ordinary shares during the twelve months ended December 31, 2005 to the named executive officers:

Option/SAR Grants In Last Fiscal Year

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Options Term
Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5%	10%
Christopher O'Kane	60,000	11.40%	$25.88	March 3, 2015	$1,103,015	$2,877,520
Julian Cusack	46,445	8.80	25.88	March 3, 2015	853,825	2,227,440
Nick Bonnar	40,445	7.70	25.88	March 3, 2015	743,524	1,939,688
Brian Boornazian	13,482	2.60	25.88	March 3, 2015	247,847	646,578
James Few	68,773	13.10	25.88	March 3, 2015	1,264,293	3,298,260
David May	40,445	7.70	25.88	March 3, 2015	743,524	1,939,688

(1)	As discussed further below under ‘‘—Share Incentive Plan,’’ all options were granted pursuant to the 2003 Share Incentive Plan with an exercise price equal to the average of the high and low market value of the Company's ordinary shares on the date of grant. The options will vest over a multi-year period and are subject to performance-based vesting by achievement of return on equity targets. The performance targets for 2005 were not met and as a result all of the options granted as detailed above have been forfeited.

The following table sets forth information concerning the exercise of options to purchase ordinary shares by the named executive officers during the twelve months ended December 31, 2005, as well as the number and potential value of unexercised options (both options which are presently exercisable and options which are not presently exercisable) as of December 31, 2005:

Aggregated Option/SAR Exercises in Fiscal Year 2005 and Year-End Option/SAR Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Options/SARs at Fiscal Year-End		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Christopher O'Kane	—	—	651,928	363,502	$4,869,901	$2,539,046
Julian Cusack	—	—	222,283	130,055	1,660,455	865,720
Nick Bonnar	—	—	63,673	56,801	475,640	247,987
Brian Boornazian	—	—	—	7,868	—	—
James Few	—	—	64,369	68,965	480,834	250,695
David May	—	—	101,882	67,280	761,055	396,795

(1)	Calculated based upon a price of $23.67 per share of the Company's ordinary shares at December 30, 2005, less the option exercise price.

The following table summarizes the Long-Term Incentive Plan awards made to the named executive officers during the twelve months ended December 31, 2005. The long-term incentive awards presented below consisted of performance shares:

Long-Term Incentive Plans — Awards in Last Fiscal Year

	Number of Shares, Units or Other Rights (#)(2)	Performance or Other Period Until Maturation or Payment (3)	Estimated Future Payouts(1)
Name			Threshold (#)	Target (#)	Maximum (#)
Christopher O'Kane	2,667	3 years	0	2,667	2,667
Julian Cusack	2,064	3 years	0	2,064	2,064
Nick Bonnar	1,797	3 years	0	1,797	1,797
Brian Boornazian	5,393	3 years	0	5,393	5,393
James Few	3,731	3 years	0	3,731	3,731
David May	1,797	3 years	0	1,797	1,797

(1)	Performance share awards are conditional grants which entitle the recipient to receive, without payment to the Company, a certain number of ordinary shares, depending on the achievement of certain financial goals, as further described under ‘‘—Share Incentive Plan.’’

(2)	Performance share awards represent the number of ordinary shares of the Company.

(3)	One-third of the performance shares vest upon achievement of a return on equity target for 2005, and two-thirds vest upon achievement of a return on equity target for 2005, 2006 and 2007 fiscal years. The amounts shown in the table above represent the portion of the performance share award grants that vest based on a multi-year return on equity target.

Director Compensation

The compensation of non-executive directors is benchmarked against comparable companies, taking into account complexity, time commitment and committee duties. In 2004 and through June 30, 2005, the annual compensation for the members of our board of directors who are not otherwise affiliated with the Company as employees or officers was $45,000. The chairman of each committee of our board of directors other than the Audit Committee received an additional $5,000 per annum. Mr. Cormack, the chairman of the Audit Committee of our board of directors, received an additional $25,000 per annum. Members of our board of directors who are also members of the board of directors of Aspen Re, such as Ms. Hutter and Mr. Cormack, received an additional $10,000 per annum. Mr. Cormack, the chairman of the Audit Committee of the board of directors of Aspen Re, received an additional $10,000 per annum.

With effect from July 1, 2005, members of our board who are not otherwise affiliated with the Company as employees or officers were paid an annual fee of $70,000. The chairman of each committee of our board other than the Audit Committee received an additional $5,000 per annum and the Audit Committee chairman received an additional $25,000 per annum. Other members of the Audit Committee also will receive an additional $10,000 per annum for service on that Committee. Mr. Myners received an annual salary of £126,000 for 2005 for serving as Chairman of our board of directors.

In addition, options were granted in 2003 to Messrs. Myners, Cormack and Rosenthal and Ms. Hutter under our share option plan. See ‘‘—Share Incentive Plan’’ below and Part III, Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.’’ None of our non-executive directors receive compensation benefits upon termination of their employment or appointment as members of our board of directors.

Also, subject to shareholder approval at our next annual general meeting in 2006, the Company decided that each of our non-executive directors will be granted options with a value equivalent to

$20,000 per year, which value is determined at the date of grant. If approved by the shareholders at the 2006 Annual General Meeting, the grant of options will be made after such approval. These options will be subject to a 3-year vesting plan, the further terms of which have yet to be determined, but will be reflected in the proxy materials for the 2006 Annual General Meeting.

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

Our current named executive officers are compensated according to the terms of their respective service agreements, which are described below under the heading ‘‘—Employment-Related Agreements.’’

Employment-Related Agreements

The following information summarizes the service agreements for Messrs. O'Kane and Cusack, which commenced on September 24, 2004. The service agreement for Mr. Few and Mr. May commenced on March 10, 2005. The service agreement for Mr. Bonnar commenced on December 2, 2002. The employment agreement for Mr. Boornazian commenced on January 12, 2004. In respect of each of the agreements with Messrs. O'Kane, Cusack, Few, May and Boornazian:

(i)	in the case of Messrs. O'Kane and Cusack, employment terminates automatically when the employee reaches 65 years of age, but in the case of Mr. May and Mr. Few employment will terminate automatically when the employee reaches 60 years of age;

(ii)	in the case of Messrs. O'Kane, Cusack, Few and May, employment may be terminated for cause if:

•	the employee becomes bankrupt, is convicted of a criminal offence, commits serious misconduct or other conduct bringing the employee or Aspen Holdings or any of its subsidiaries into disrepute;

•	the employee materially breaches any provisions of the service agreement or conducts himself in a manner prejudicial to the business;

•	the employee is disqualified from being a director in the case of Messrs. O'Kane, and Cusack;

•	the employee breaches any code of conduct or ceases to be registered by any regulatory body; or

•	the employee materially breaches any provision of the shareholder's agreement with Aspen Holdings;

(iii)	in the case of Mr. Boornazian employment may be terminated for cause if:

•	the employee's willful misconduct is materially injurious to Aspen Re America or its affiliates;

•	the employee intentionally fails to act in accordance with the direction of the Chief Executive Officer or board of directors;

•	the employee is convicted of a felony;

•	the employee violates a law, rule or regulation that governs Aspen Re America's business, has a material adverse effect on Aspen Re America's business, or disqualifies him from employment; or

•	the employee intentionally breaches a non-compete or non-disclosure agreement;

(iv)	in the case of Messrs. O'Kane, Cusack, Few and May, employment may be terminated by the employee without notice for good reason if:

•	the employee's annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee's duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his position;

•	the employee is removed from any of his positions or is not elected or reelected to such positions;

•	an adverse change in the employee's reporting relationship occurs; or

•	the employee is required to relocate more than 50 miles from the employee's current office;

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee;

(v)	in the case of Mr. Boornazian, employment may be terminated by the employee for good reason upon 90 days’ notice if:

•	there is a material diminution in the employee's duties, authority, responsibilities or title;

•	the employee's annual salary is reduced; or

•	there is a material breach by the company of the employment agreement;

(vi)	in the case of Messrs. O'Kane and Cusack, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to receive accrued salary and benefits, and an amount equal to two times the sum of the employee's highest salary during the term of the agreement and the average annual bonus paid to the executive in the previous three years (or lesser period if employed less than three years). Fifty percent of this severance payment is paid to the employee within 14 days of the execution by the employee of a valid release and the remaining 50% is paid in four equal installments during the 12 months following the first anniversary of the date of termination, conditional on the employee complying with the non-solicitation provisions applying during that period;

(vii)	in the case of Messrs. Few and May, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee's termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of (x) the employee's highest salary rate during the term of the agreement and (y) the average bonus under the Company's annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination, and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment;

(viii)	in the case of Messrs O'Kane, Cusack, Few and May, if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, the employee may be entitled to excise tax gross-up payments;

(ix)	the agreement contains provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(x)	in the case of Messrs. O'Kane, Cusack, Few and May the employees have for the benefit of their respective beneficiaries life cover of four times their basic salary which is fully insured by the Company and there are no key man insurance policies in place.

Christopher O'Kane. Mr. O'Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer and director of both companies, terminable upon 12 months' notice by either party. The agreement provides that Mr. O'Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O'Kane's service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen's pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board may determine. Effective April 1, 2006, Mr. O'Kane's salary will be £400,000.

Julian Cusack. Mr. Cusack entered into a service agreement with Aspen Holdings under which he has agreed to serve as Executive Vice President, Group Chief Financial Officer and director of Aspen Holdings, terminable upon 12 months' notice by either party. The agreement provides that Mr. Cusack shall be paid an annual salary of $342,000 and £30,000, both subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of $180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. Mr. Cusack's service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen's pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board may determine. Effective April 1, 2006, Mr. Cusack's salary will be $400,000 plus £30,000.

Nick Bonnar. Mr. Bonnar entered into a service agreement with Aspen U.K. Services under which he has agreed to serve as Underwriter, Specialty Reinsurance. The agreement may be terminated upon six months’ notice by either party. The agreement provides that Mr. Bonnar will be paid an annual salary of £165,000 and a discretionary bonus, and that he is entitled to medical insurance, permanent health insurance, personal accident insurance and life insurance. The services agreement contains provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation. Effective April 1, 2006, Mr. Bonnar's salary will be £216,500.

Brian Boornazian. Mr. Boornazian entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President and Chief Underwriting Officer, Property

Reinsurance, of Aspen Re America for a three-year term, with annual extensions thereafter. Mr. Boornazian shall be paid an annual salary of $330,000, subject to review from time to time, as well as a discretionary bonus, and shall be eligible to participate in all incentive compensation, retirement and deferred compensation plans available generally to senior officers. Effective April 1, 2006, Mr. Boornazian's salary will be $425,000.

James Few. Mr. Few entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months' notice by either party. The agreement provides that Mr. Few will be paid an annual salary of $400,000 which is subject to review from time to time. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine. Effective April 1, 2006, Mr. Few's salary will be $420,000.

David May. Mr. May entered into a service agreement with Aspen U.K. Services under which he has agreed to serve as Head of Casualty Reinsurance and Chief Casualty Officer, terminable upon 12 months' notice by either party. The agreement provides that Mr. May will be paid an annual salary of £205,000 which is subject to review from time to time. Mr. May's management services contract also entitles him to participate in any pension scheme which is established by our board, and to private medical insurance, permanent health insurance, personal accident insurance and life assurance. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board may determine. Effective April 1, 2006, Mr. May's salary will be £218,000.

Annual Bonus Plan

Payments under the annual incentive bonus arrangements have traditionally been paid from a pool that is directly related to the shareholders' return on equity. For fiscal year 2005, the bonus plan was set so that no awards would be payable unless a threshold return on equity of 10% was reached. For return on equity levels above 10%, increasingly higher levels of bonus pool funding occurred until the planned return on equity was obtained. All bonus payments are, however, at the discretion of the board of directors. The Compensation Committee considered the extraordinary nature of the 2005 hurricane season, including the issues, many of which are unprecedented, arising from Hurricane Katrina and the impact of Hurricanes Rita and Wilma on the return on equity of the Company for 2005. The Committee also considered the relative severity and frequency of these catastrophe events, and the Company’s relative performance compared to other property catastrophe insurance and reinsurance companies in its peer group The Committee decided that the circumstances were sufficiently exceptional to warrant the establishment of a bonus pool for 2005 for certain executives to reflect the progress made by the Company in 2005 in achieving key internal objectives, including the diversification of its portfolio and the performance of its non-U.S. catastrophe exposed business segments against internal targets and business plans. It also took into account the competitive labor market for skills across the three major markets in which the Company operates and the importance of retaining talent within the Company, in particular following the establishment of a number of new companies in response to the extraordinary events of 2005.

Share Incentive Plan

We have adopted the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (‘‘2003 Share Incentive Plan’’) to aid us in recruiting and retaining key employees and directors and to motivate such employees and directors. The 2003 Share Incentive Plan was amended at our annual general meeting in 2005 to increase the number of shares that can be issued under the plan. The total number of ordinary shares that may be issued under the 2003 Share Incentive Plan is 9,476,553.

The plan provides for the grant to selected employees and non-employee directors of share options, share appreciation rights, restricted shares and other share-based awards. The shares subject to initial grant of options (the ‘‘initial grant options’’) represented an aggregate of 5.75% of our ordinary shares on a fully diluted basis (3,884,030 shares), assuming the exercise of all outstanding options issued to Wellington and the Names' Trustee. In addition, an aggregate of 2.5% of our ordinary shares on a fully diluted basis (1,840,540 shares), were reserved for additional grant or issuance of share options, share appreciation rights, restricted shares and/or other share-based awards as and when determined in the sole discretion of our board of directors or the Compensation Committee. No award may be granted under the plan after the tenth anniversary of its effective date. The plan provides for equitable adjustment of affected terms of the plan and outstanding awards in the event of any change in the outstanding ordinary shares by reason of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, combination or transaction or exchange of shares or other corporate exchange, or any distribution to shareholders of shares other than regular cash dividends or any similar transaction. In the event of a change in control (as defined in the plan), our board of directors or the Compensation Committee may accelerate, vest or cause the restrictions to lapse with respect to, all or any portion of an award (except that shares subject to the initial grant options shall vest); or cancel awards for fair value; or provide for the issuance of substitute awards that substantially preserve the terms of any affected awards; or provide that for a period of at least 15 days prior to the change in control share options will be exercisable and that upon the occurrence of the change in control, such options shall terminate and be of no further force and effect.

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

2004 Options. In 2004, we granted a total of 500,113 nonqualified stock options to various officers of the Company. Each nonqualified stock option represents the right and option to purchase, on the terms and conditions set forth in the agreement evidencing the grant, ordinary shares of the Company, par value 0.15144558 cent per share. The exercise price of the shares subject to the option is $24.44 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE.

The options will vest over a multi-year period, with one-third (1/3) of the shares underlying the options vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its return on equity (‘‘ROE’’) for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof (the ‘‘Initial Vesting’’), but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (i.e., the fiscal year in which the options are granted). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of shares underlying options will vest over such multi-year period based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67% (the ‘‘Reduced Percentage’’). A further one-third (1/3) of the shares (or one-third of the Reduced Percentage, as applicable) underlying the options will vest upon each of the first and second anniversaries of the Initial Vesting based on the achievement of the ROE target for the 2004 fiscal year consistent with the terms of the Initial Vesting described above. However, no options will vest if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

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

2005 Options. On March 3, 2005, we granted an aggregate of 512,172 nonqualified stock options. The exercise price of the shares subject to the option is $25.88 per share, which as determined by the plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE. We also granted an additional 13,709 nonqualified stock options during 2005, the exercise price of those shares varied from $25.28 to $26.46.

Subject to the restrictions on exercise described below, the options vest over a multi-year period, with one-third (1/3) of the shares underlying the options vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2005, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof (the ‘‘2005 Vesting’’), but only if the Company achieves its ROE target for the fiscal year ended December 31, 2005 (i.e., the fiscal year in which the options are granted). If the Company fails to reach the ROE target for the 2005 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of shares underlying options will vest over such multi-year period based on a Reduced Percentage. A further one-third (1/3) of the shares (or one-third of the Reduced Percentage, as applicable) underlying the options will vest upon each of the first and second anniversaries of the 2005 Vesting based on the achievement of the ROE target for the 2005 fiscal year consistent with the terms of the 2005 Vesting described above. However, no options will vest if the

ROE for the 2005 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. The performance targets for 2005 were not met and as a result the 2005 options have been forfeited.

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

Once the options are exercisable (as described above), optionees may exercise all or any part of the vested portion of their option at any time prior to the earliest to occur of (i) the tenth anniversary of the date of grant, (ii) the first anniversary of the optionee's termination of employment (x) due to death or disability (as defined in the option agreement), (y) by the Company without cause (as defined in the option agreement), or (z) by the optionee with good reason (as defined in the option agreement), (iii) three months following the date of the optionee's termination of employment by the optionee without good reason, or (iv) the date of the optionee's termination of employment by the Company for cause. Options are exercised in the same manner as described above under ‘‘—2004 Options’’ above.

2006 Options. On February 16, 2006, we granted an aggregate of 1,079,437 nonqualified stock options. The exercise price of the shares subject to the option is $23.65 per share, which as determined by the plan is based on the arithmetic mean of the high and low prices of the ordinary shares on February 17, 2006 as reported by the NYSE.

One-third (1/3) of the shares underlying the options will become eligible for vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2006 (the ‘‘2006 Option Award’’). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of options will become eligible for vesting based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no options will become eligible for vesting for the 2006 Option Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the options will become eligible for vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company's actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2006-2008 Option Award’’). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of options will become eligible for vesting based on the percentage of the average annual ROE target achieved, for example, with 10% being eligible for vesting at 66.67%. However, no options will be eligible for vesting for the 2006-2008 Option Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

Options which are eligible for vesting, as described above, as part of the 2006 Option Award and the 2006-2008 Option Award will vest and become exercisable upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such 2008 ROE is approved by the board of directors or an authorized committee thereof, subject to the optionee's continued employment (and lack of notice of resignation or termination) until such date.

Once the options are exercisable, as described above, the optionee may exercise all or any part of the vested portion of their option at any time prior to the earliest to occur of (i) the tenth anniversary of the date of grant, (ii) the first anniversary of the optionee's termination of employment (x) due to death or disability (as defined in the option agreement), (y) by the Company without cause (as defined in the option agreement), or (z) by the optionee with good reason (as defined in the option agreement), (iii) three months following the date of the optionee's termination of employment by the optionee without good reason, or (iv) the date of the optionee's termination of employment by the Company for cause.

Options are exercised by providing written notice specifying the number of shares for which the option is being exercised and the method of payment of the exercise price. Payment of the exercise price may be made in cash (or cash equivalent), in shares, in a combination of cash and shares, or by broker-assisted cashless exercise. The optionee may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the option, its exercise or any payment or transfer under or with respect to the option. Options may not be assigned, sold or otherwise transferred by the optionee other than by will or by the laws of descent and distribution.

Restricted Share Units. In 2004, we granted 95,850 restricted share units to various employees of the Company and its subsidiaries which vest in one-third tranches over three years. In 2005, we granted 48,913 restricted shares units which vest in one-third tranches over three years. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participant's award agreement), on account of the participant's death or disability (as defined in such participant's award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant's award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

Recipients of the restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued; provided, however, that participants will be entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest. Participants may, however, be permitted by the Company to elect to defer the receipt of any ordinary shares upon the vesting of units, in which case payment will not be made until such time or times as the participant may elect. Payment of deferred share units would be in ordinary shares with any cash dividend equivalents credited with respect to such deferred share units paid in cash.

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

One-third (1/3) of the performance shares will become vested upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (the ‘‘2004 Award’’). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest for the 2004 Award if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company's actual average annual ROE for the 2004, 2005 and 2006 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2004-2006 Award’’). If the Company fails to achieve the average annual ROE target for the 2004, 2005 and 2006 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved, for example, with 10% awarded at 66.67%.

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

2005 Performance Share Awards. On March 3, 2005, we granted an aggregate of 123,002 performance share awards to various officers and other employees pursuant to the 2003 Share Incentive Plan, and an additional 8,225 performance share awards were granted in 2005. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third (1/3) of the performance shares will become vested upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2005, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2005 (the ‘‘2005 Award’’). If the Company fails to reach the ROE target for the 2005 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest for the 2005 Award if the ROE for the 2005 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2007, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company's actual average annual ROE for the 2005, 2006 and 2007 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2005-2007 Award’’). If the Company fails to achieve the average annual ROE target for the 2005, 2006 and 2007 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved, for example, with 10% awarded at 66.67%. However, no performance shares will vest for the 2005-2007 Award if the actual average annual ROE for the 2005, 2006 and 2007 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

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

2006 Performance Share Awards. On February 16, 2006, we granted an aggregate of 324,465 performance share awards to various officers and other employees pursuant to the 2003 Share Incentive Plan. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2006 (the ‘‘2006 Performance Award’’). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will become eligible for vesting based on the percentage of target ROE achieved, for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will become eligible for vesting for the 2006 Performance Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the performance shares will become eligible for vesting and payable upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company's actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2006-2008 Performance Award’’). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will become eligible for vesting based on the percentage of the average annual ROE target achieved, for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will be eligible for vesting for the 2006-2008 Performance Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

Performance shares which are eligible for vesting, as described above, as part of the 2006 Performance Award and the 2006-2008 Performance Award will vest upon the later of (i) the date the Company's outside auditors complete the audit of the Company's financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such 2008 ROE is approved by the board of directors or an authorized committee thereof, subject to the participant's continued employment (and lack of notice of resignation or termination) until such date.

Payment of vested performance shares will occur as soon as practicable after the date the performance shares become vested. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

Compensation Committee Interlocks and Insider Participation

Julian Avery, Chief Executive Officer of Wellington until September 20, 2004 and an employee of Wellington until September 2005, and one of our directors since 2003, has served on our compensation committee from November 2004. Wellington is one of our shareholders with which we have entered into various agreements. See Part III, Item 13, ‘‘Certain Relationships and Related Transactions—Transactions and Relationships with Initial Investors.’’ We have also granted to Wellington the Wellington Options as discussed elsewhere in this report. Such options are exercisable or lapse upon the earlier occurrence of several events and the non-voting shares so acquired will automatically convert into ordinary shares at a one-to-one ratio once exercised. Our executive officers Messrs. O'Kane and Cusack served as directors of Wellington until June 21, 2002, and Ms. Davies and Mr. May served as directors of WUAL until June 21, 2002. None of Messrs. O'Kane, Cusack or May or Ms. Davies served as members of the compensation committee of Wellington or WUAL at any time.

Mr. Salame is a partner of DLJ Merchant Banking Partners, the leveraged corporate private equity funds of CSFB Private Equity, one of our shareholders. Credit Suisse Securities (USA) LLC, one of the underwriters in our initial public offering and an initial purchaser in our senior notes offering, is an affiliate of DLJ Merchant Banking Partners. Credit Suisse (acting through its Cayman Islands branch), an affiliate of both CSFB Private Equity and Credit Suisse Securities (USA) LLC, participates as a lender in the syndicate of our credit facilities.

Compensation Committee Report on Executive Compensation

The following report is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

Our Compensation Committee fulfils the oversight responsibilities of the Board of Directors for approving and administering the compensation arrangements for our Chief Executive Officer and key employees. The key employee group currently comprises 15 senior employees including the named executive officers and the Chief Executive Officer. Compensation arrangements comprise base salary, cash bonus, long-term compensation in the form of options and share ownership, pension plans and other fringe benefits.

Our compensation policies are designed with the goal of maximizing shareholder value over the long term. The basic objectives of our executive compensation program are:

•	attracting and retaining highly skilled executives;

•	linking compensation opportunity to achievement of the Company's financial and strategic goals;

•	creating commonality of interest between management and shareholders by tying realized compensation directly to changes in shareholder value;

•	maximizing the financial efficiency of the overall program from the Company’s perspective with respect to tax, accounting, and cash flow matters; and

•	ensuring compliance with the highest standards of corporate governance.

In support of the above objectives, we deliver a four-part executive compensation program that includes the following elements:

•	base salary;

•	annual incentive bonus;

•	long-term incentives; and

•	benefits and perquisites.

Base salaries are determined taking into consideration the relative importance of the position, the competitive marketplace and the individual's performance and contribution. Salaries are reviewed annually.

Payments under the annual incentive bonus arrangements have traditionally been paid from a pool that is directly related to the shareholders' return on equity. For fiscal year 2005, the bonus plan was set so that no awards would be payable unless a threshold return on equity of 10% was reached. For return on equity levels above 10%, increasingly higher levels of bonus pool funding occurred until the planned return on equity was obtained. All bonus payments are, however, at the discretion of the Board of Directors. The Compensation Committee considered the extraordinary nature of the 2005 hurricane season, including the issues, many of which are unprecedented, arising from Hurricane Katrina and the impact of Hurricanes Rita and Wilma on the return on equity of the Company for 2005. The Committee also considered the relative severity and frequency of these catastrophe events, and the Company’s relative performance compared to other property catastrophe insurance and reinsurance companies in its peer group The Committee decided that the circumstances were sufficiently exceptional to warrant the establishment of a bonus pool for 2005 to reflect the progress made by the Company in 2005 in achieving key internal objectives, including the diversification of its portfolio and the performance of its non-U.S. catastrophe exposed business segments against internal targets and business plans. It also took into account the competitive labour market for skills across the three major markets in which the Company operates and the importance of retaining talent within the Company, in particular following the establishment of a number of new companies in response to the extraordinary events of 2005. However, the Compensation Committee determined that no bonuses would be paid to the Chairman, Chief Executive Officer and Chief Financial Officer for fiscal year 2005.

Long-term incentive grants in 2005 were in the form of option grants and performance share grants to selected executives and employees. These grants will vest over a multi-year period subject to the achievement of threshold returns on equity described elsewhere in the Annual Report on Form 10-K to which this report relates.

The Company operates defined contribution pension arrangements and other benefit plans in line with market practice in the relevant location.

Process. For 2005 an evaluation was undertaken on the Chief Executive Officer and each key employee detailing individual performance against objectives. In reaching decisions on base salaries, bonuses and long-term incentive awards for the CEO and key employees, the Committee reviewed:

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

The level of compensation is based on numerous factors, including achievement of underwriting results, financial and other objectives established by our Compensation Committee and our Board of Directors. Salary, bonus awards and incentive compensation opportunities are reviewed regularly for competitiveness and are determined in large part by reference to compensation levels for comparable positions at comparable companies based in Bermuda, the United Kingdom and the United States. This information is gathered from published compensation surveys. The Compensation Committee also uses its external compensation advisers to assist in this process. The Company intends to reward individuals appropriately taking into account the relevant local or global talent pool comparables, as well as both Company and individual performance against prescribed goals.

CEO Compensation. The Compensation Committee is responsible for evaluating and approving on an annual basis the corporate goals and objectives with respect to compensation for the Chief Executive Officer. At least annually the Compensation Committee evaluates the Chief Executive Officer's performance in light of these established goals and objectives. Based upon these evaluations, the Compensation Committee has the sole authority to set the Chief Executive Officer's annual compensation, including salary, bonus, incentive and equity compensation. In determining salary and cash bonus the Compensation Committee considers comparative data from competitor firms and other data sources, including surveys conducted by independent third party consulting firms. In determining the long-term incentive component of the Chief Executive Officer's compensation, including stock options and performance share awards, the Compensation Committee considers the Company's performance and relative shareholder return, and the value of similar incentive awards to chief executive officers at comparable companies, including previous awards given to the Chief Executive Officer. For 2005, the factors and criteria for the CEO's compensation were continued diversification of the business, organizational development and the attainment of the Company's strategic plan. The underachievement of the return on equity, due largely to the extraordinary events of the third and fourth quarters, was taken into account and the Compensation Committee determined that no bonus would be paid to the CEO for fiscal year 2005. In recognition of the more general long term progress of the Company and having considered the available data on the remuneration packages of CEOs in competitor firms, the CEO was awarded 95,140 options and 6,342 performance share awards.

Compensation Committee Prakash Melwani (Chair) Julian Avery Heidi Hutter Kamil Salame

February 16, 2006

Audit Committee Report

The following report is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the board of directors with respect to the Company's financial statements for the year ended December 31, 2005. The Audit Committee held five meetings in 2005.

The Audit Committee has established a Charter which outlines its primary duties and responsibilities. The Audit Committee Charter, which has been approved by the Board, is reviewed at least annually and is updated as necessary.

Company management is responsible for the preparation and presentation of complete and accurate financial statements. The Company's independent registered public accounting firm, KPMG Audit Plc, is responsible for performing an independent audit of the Company's financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and for issuing a report on their audit.

In performing its oversight role in connection with the audit of the Company's financial statements for the year ended December 31, 2005, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61; and (3) reviewed and discussed with the independent registered public accounting firm the matters required by Independence Standards Board Statement No. 1. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for filing with the United States Securities and Exchange Commission (‘‘SEC’’) and for presentation to the shareholders at the 2006 Annual General Meeting.

Audit Committee Ian Cormack (Chair) Heidi Hutter David Kelso Norman L. Rosenthal

February 15, 2006

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 15, 2006 (including, in this table only, options that would be exercisable by April 15, 2006) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 15, 2006, 95,246,268 ordinary shares were outstanding.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares (2)	Percentage of Ordinary Shares Outstanding (2)
The Blackstone Group (3)	15,663,064	16.44%
345 Park Avenue, 31st Floor New York, NY 10154
FMR Corp (4)	9,518,300	9.99%
82 Devonshire Street Boston, MA 02109
Wellington Investment Holdings (Jersey) Limited (5)	7,581,532	7.66%
22 Grenville Street St. Helier Jersey JE4 8PX Channel Islands
Credit Suisse First Boston (6)	6,149,417	6.46%
11 Madison Avenue, 16th Floor New York, NY 10010
Candover Investments plc, its subsidiaries and funds under management (7)	6,074,493	6.38%
20 Old Bailey London EC4M 7LN United Kingdom
Paul Myners (8)	306,466	*
Christopher O'Kane (9)	682,458	*
Julian Cusack (10)	235,323	*
Nicholas Bonnar (11)	81,293
Brian Boornazian	13,420
James Few (12)	67,699
David May (13)	108,402	*
Julian Avery (14)	—	*
Ian Cormack (15)	28,948	*
Heidi Hutter (16)	57,903	*
David Kelso	2,000	*
Prakash Melwani (17)	—	*
Norman Rosenthal (18)	33,628	*
Kamil M. Salame (19)	—	*
All directors and executive officers as a group (21 persons)	1,931,874	1.99%

* Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance UK Limited, 30 Fenchurch Street, London EC3M 3BD, United Kingdom. The address for Messrs.

Cusack and Few is c/o Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda.

(2)	Includes the outstanding ordinary shares and, with respect to Wellington, assumes the exercise of all outstanding options on a cash basis by Wellington to purchase non-voting shares, which non-voting shares so acquired will automatically convert into ordinary shares upon issuance. With respect to the directors and officers, includes the vested options exercisable for ordinary shares.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	Includes 11,948,133 ordinary shares held by BCP Excalibur Holdco (Cayman) Limited, 906,910 ordinary shares held by BFIP Excalibur Holdco (Cayman) Limited, 547,963 ordinary shares held by BGE Excalibur Holdco (Cayman) Limited and 2,260,058 ordinary shares held by BOCP Excalibur Holdco (Cayman) Limited. Blackstone FI2 Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership (‘‘BCP III’’), Blackstone FI Offshore Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership (‘‘BOCP III’’) and Blackstone Family Investment Partnership (Cayman) III L.P., a Cayman Islands exempted limited partnership (‘‘BFIP III’’), are the sole members of BCP Excalibur Holdco (Cayman) Limited, BOCP Excalibur Holdco (Cayman) Limited, and BFIP Excalibur Holdco (Cayman) Limited, respectively. As the sole general partner of each of BCP III and BFIP III, and the sole investment general partner of BOCP III, Blackstone Management Associates III L.L.C., a Delaware limited liability company (‘‘BMA III’’), may be deemed to be the beneficial owner of 15,115,101 ordinary shares. As the sole member of BGE Excalibur II Limited, a Cayman Islands exempted limited company, which itself is the sole director and sole voting member of BGE Excalibur Holdco (Cayman) Limited, a Cayman Islands exempted limited company (‘‘BGE’’), Blackstone LR Associates (Cayman) III LDC, a Cayman Islands limited duration company (‘‘BLR III’’) may be deemed to be the beneficial owner of 547,963 ordinary shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of each of BMA III and BLR III (the ‘‘Blackstone Founding Members’’) and have the shared power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares of the identified class of securities that may be deemed to be beneficially owned by BMA III or BLR III. As a result, the Blackstone Founding Members may be deemed to beneficially own the ordinary shares that BMA III or BLR III may be deemed to beneficially own, but they disclaim any such beneficial ownership except to the extent of their individual pecuniary interest in such ordinary shares.

(4)	As filed with the SEC on Schedule 13G by FMR Corp. on February 14, 2006, Fidelity Management & Research Company (‘‘Fidelity’’), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Adviser Act of 1940, is the beneficial owner of 8,210,200 ordinary shares, as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. is the beneficial owner of 845,500 ordinary shares, and Fidelity International Limited is the beneficial owner of 462,600 ordinary shares.

(5)	Includes 3,800,412 ordinary shares and options to purchase 3,781,120 non-voting shares, which options have become exercisable or lapse upon the earlier occurrence of several events as further described in ‘‘Investor Options’’ in Part II, Item 5(h) of this filing, and which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio upon issuance. On December 22, 2005, Wellington Underwriting plc transferred its ordinary shares and options to its wholly-owned subsidiary, Wellington Investment Holdings (Jersey) Limited. Julian Avery, one of our directors, was Chief Executive Officer of Wellington until September 20, 2004 and remained an employee until September 20, 2005.

(6)	Includes 719,807 ordinary shares held by MBP III Plan Investors, L.P., 27,385 ordinary shares held by Millennium Partners II, L.P., 40,289 ordinary shares held by DLJ MB Partners III

GmbH & Co. KG, 60,721 ordinary shares held by DLJ Offshore Partners III-2, C.V., 85,252 ordinary shares held by DLJ Offshore Partners III-1, C.V., 332,184 ordinary shares held by DLJ Offshore Partners III, C.V., and 4,825,649 ordinary shares held by DLJMB Overseas Partners III, C.V., which, along with all of the shareholders named in this footnote are referred to collectively as the ‘‘DLJ Related Entities.’’ Also includes 58,130 ordinary shares held by Credit Suisse Securities (USA) LLC and certain of its affiliates other than the DLJ Related Entities. Credit Suisse, a Swiss bank, owns all the voting stock of Credit Suisse Holdings (USA), Inc. (formerly Credit Suisse First Boston (USA), Inc.) (‘‘CS-USA’’). The DLJ Related Entities are direct and indirect subsidiaries of CS-USA and merchant banking funds advised by subsidiaries of CS-USA. Credit Suisse Securities (USA) LLC, one of the underwriters in our initial public offering and senior notes offering, is a direct subsidiary of CS-USA and itself does not hold any ownership interest in either CSFB Private Equity or any of the DLJ Related Entities. Affiliates of DLJ Related Entities own an approximately 1.5% interest in Montpelier Re Holdings Ltd., which is also a beneficial owner of the ordinary shares of the Company. Kamil Salame, one of our directors, is a partner of DLJ Merchant Banking Partners, the leveraged corporate private equity funds of Credit Suisse’s asset management business. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities.

(7)	Includes 681,398 ordinary shares held by Candover Investments plc, 30,996 ordinary shares held by Candover (Trustees) Limited, 133,826 ordinary shares held by Candover 2001 GmbH & Co. KG, 406,054 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 5 Limited Partnership, 97,182 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 4 Limited Partnership, 343,070 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 3 Limited Partnership, 608,511 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 2 Limited Partnership, 965,390 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 1 Limited Partnership, 552,463 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 6 Limited Partnership, 70,911 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 5 Limited Partnership, 100,654 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 4 Limited Partnership, 1,018,463 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 3 Limited Partnership, 317,982 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 2 Limited Partnership and 747,593 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 1 Limited Partnership, but excludes 16,794 ordinary shares held by Mourant & Co. Trustees Limited (‘‘Mourant’’) as trustee of The Candover 2001 Employee Benefit Trust.

(8)	Includes 100,000 ordinary shares and 206,466 ordinary shares issuable upon exercise of vested options held by Mr. Myners.

(9)	Includes 30,530 ordinary shares and 651,928 ordinary shares issuable upon exercise of vested options, held by Mr. O'Kane.

(10)	Includes 13,040 ordinary shares and 222,283 ordinary shares issuable upon exercise of vested options, held by Mr. Cusack.

(11)	The 17,620 ordinary shares held by Mr. Bonnar include 1,500 ordinary shares held by his wife, Mrs. Juliette Bonnar, 500 ordinary shares held by Mr. Bonnar as guardian for C. Bonnar, 500 ordinary shares held by Mr. Bonnar as guardian for E. Bonnar, 1,000 ordinary shares held by Mr. Bonnar as guardian for R. Bonnar and also includes 63,673 ordinary shares issuable upon exercise of vested options, held by Mr. Bonnar.

(12)	Includes 3,330 ordinary shares and 64,369 ordinary shares issuable upon exercise of vested options, held by Mr. Few.

(13)	The 6,520 ordinary shares held by Mr. May include 300 ordinary shares held by Mr. May's son Aaron Nicholas May, 300 ordinary shares held by his son Jacob Marcus May, 300 ordinary shares held by his daughter Kendra Bethany May and 300 ordinary shares held by his son Toby Sebastian May. Also includes 101,882 ordinary shares issuable upon exercise of vested options, held by Mr. May.

(14)	Mr. Avery, one of our directors, was Chief Executive Officer of Wellington until September 20, 2004 and remained an employee until September 20, 2005. As Chief Executive Officer and a director of Wellington, Mr. Avery had the ability to influence voting and investment decisions over the securities beneficially owned by Wellington.

(15)	Includes 2,170 ordinary shares and 26,778 ordinary shares issuable upon exercise of vested options held by Mr. Cormack.

(16)	Ms. Hutter, one of our directors, is the beneficial owner of 870 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 3,470 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 53,563 ordinary shares.

(17)	Mr. Melwani, one of our directors, is a Senior Managing Director in the Private Equity Group of Blackstone. Mr. Melwani disclaims beneficial ownership of any of the ordinary shares or options held by Blackstone. The business address of Mr. Melwani is c/o The Blackstone Group L.P., 345 Park Avenue, 31st Floor, New York, NY 10154.

(18)	Includes 6,850 ordinary shares and 26,778 ordinary shares issuable upon exercise of vested options held by Dr. Rosenthal. Dr. Rosenthal, one of our directors, was nominated by Blackstone and appointed by the board of directors. Dr. Rosenthal disclaims beneficial ownership of any of the ordinary shares held by Blackstone. The business address of Dr. Rosenthal is c/o Norman L. Rosenthal & Associates, Inc., 415 Spruce Street, Philadelphia, PA 19106.

(19)	Mr. Salame, one of our directors, is a Managing Director in the asset management business of Credit Suisse, of which the DLJ Related Entities are a part. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities and Credit Suisse Securities (USA) LLC and its affiliates. The business address of Mr. Salame is c/o DLJ Merchant Banking Partners, Credit Suisse First Boston Private Equity, Eleven Madison Avenue, 16th Floor, New York, NY 10010.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company's 2003 Share Incentive Plan as of December 31, 2005. The 2003 Share Incentive Plan, as amended, was approved by shareholders at our annual general meeting.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	4,889,862	$17.04	4,553,054
Equity compensation plans not approved by security holders	—	—	—
Total	4,889,862	$17.04	4,553,054

Performance Graph

The following information is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P's Super Composite Property-Casualty Insurance Index, for the period commencing December 4, 2003 and ending on December 30, 2005, assuming $100 was invested on December 4, 2003. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 4, 2003 through December 30, 2005. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 1.17%, (2) for the S&P 500 Composite Stock Price Index was 21.06% and (3) for the S&P Super Composite Property-Casualty Insurance Index was 36.59%.

Item 13. Certain Relationships and Related Transactions

We describe below some of the transactions we have entered into with parties that are or have been related to our Company.

Transactions and Relationships with Initial Investors

Certain of our founding shareholders, including Blackstone, CSFB Private Equity, Olympus, Candover, Mourant, 3i, Phoenix, Montpelier Re and Lexicon, received $10.0 million (applying the British Pound/U.S. Dollar exchange rate of £1 to $1.5000 to £6.7 million) in the aggregate for assistance with Aspen Holdings' initial funding completed on June 21, 2002 and second funding completed on November 29, 2002.

Aspen Holdings and Aspen Re have entered into a number of arrangements with Wellington and some of its affiliates. Wellington is a holder of 7.66% of our outstanding ordinary shares (assuming the exercise of Wellington Options) as of February 15, 2006. These arrangements are as follows:

•	Quota Share Agreements. Aspen Re obtained some of its 2002 business through reinsuring National Indemnity Company (‘‘NICO’’) and Syndicate 3030. Syndicate 2020, managed by WUAL, placed a qualifying quota share contract with NICO, a member of the Berkshire Hathaway group of companies under which it ceded 35.7% of all Syndicate 2020's business, excluding U.S. surplus lines business, effective between January 1, 2002 and May 31, 2002, plus all surplus lines business written between June 1, 2002 and June 30, 2002. WUAL established a consortium Syndicate 3030, with the backing of the Berkshire Hathaway group companies, with which it placed a 35.7% share of all business effective between June 1, 2002 and December 31, 2002, excluding U.S. surplus lines business written between June 1, 2002 and June 30, 2002. With respect to the qualifying quota share contract with NICO, Aspen Re entered into a quota share contract under which it had reinsured 34% of NICO's liabilities under the qualifying quota share agreement with Syndicate 2020. Aspen Re also entered into a quota share agreement with Syndicate 3030 for 2002 only in respect of 70% of its portfolio, whose single corporate member is a member of the Berkshire Hathaway group. In the twelve months ended December 31, 2003, gross premiums written under the 2003 quota share agreement with Syndicate 2020 were $78.4 million and due to the non-renewal of the quota share in 2004 and 2005, premiums were negligible for the twelve months ended December 31, 2004 and 2005.

•	Option to Purchase Retrocession Agreement. Under this agreement entered into on May 28, 2002, Wellington and Aspen Holdings agreed to pay NICO $2.5 million and $2.0 million, respectively, to procure (i) the retrocession to a subsidiary of Aspen Holdings of the NICO qualifying quota share of Syndicate 2020 and (ii) the reinsurance of Syndicate 3030. On June 21, 2002, the amount of $2.5 million was repaid to Wellington by Aspen Holdings (reimbursed by Aspen Re on the same day) together with a fee of $275,000 for bearing the risk from May 28, 2002.

•	Binding Authority Letters. Aspen Re had entered into three binding authority letters with WU Inc. to underwrite and market our U.S. facultative property and casualty products effective January 1, 2003, two of which expired on December 31, 2003. The remaining binding authority relating to casualty facultative reinsurance has been transferred from WU Inc. to Aspen Re America, together with the team that wrote this business at WU Inc.

•	IT Services Agreement. Aspen Re and Aspen U.K. Services have entered into an IT services agreement with WUSL, Wellington and WUAL as of January 9, 2004 for the provision of information technology services by WUSL. The agreement is for an indefinite period but may be terminated by either party upon the occurrence of certain specified circumstances, such as the other party's inability to pay debts, and may be terminated by either party on 12 months' prior notice. This agreement replaces the administrative services agreement described above in relation to information technology services. On August 20, 2004, we gave notice of termination. The agreement terminated on August 20, 2005, subject to certain transition services. In 2005 we incurred costs of $5.2 million under the IT services agreement and the IT Services and Software Agreement—Support of GUSS Agreement described below.

•	IT Services and Software—Support of GUSS Agreement. Aspen Re, Aspen U.K. Services, Wellington and WUSL entered into this agreement as of August 2, 2005 for the provision of software and support, related to the underwriting system pending implementation of our own system. We may terminate the agreement on one month’s notice to end on or after the completion of the migration of data to our new underwriting system and Wellington may terminate on six months’ notice, notice to be given no earlier than December 31, 2006.

•	Run-Off Services Agreement. Aspen U.K. Services has entered into a run-off services agreement with WUAL as of May 20, 2003 to handle the run-off of the claims for Syndicate 2020, Syndicate 3030 and their predecessors for the lines of business that were assumed by the Company. Under the agreement, Aspen Holdings acts as guarantor of the services to be performed by Aspen U.K. Services. The commencement period was as of June 21, 2002, and the agreement may be terminated by either party on 3 months' notice. Under certain circumstances, including regulatory requirements and change of control, the agreement may be terminated immediately by either party. Services are charged on an at-cost basis. Aspen U.K. Services has replaced this agreement with a similar one for reduced services. The total amounts charged to WUAL in 2004 and 2005 under these agreements were $0.8 million and $0.1 million, respectively.

•	Option Instrument. In connection with our formation and initial funding, Wellington and the Names' Trustee received options to purchase, respectively, 3,781,120 and 3,006,760 non-voting shares exercisable or lapsing upon the earlier occurrence of several events, which non-voting shares will automatically convert into ordinary shares at a one-to-one ratio upon issuance.

We have agreed with the Names' Trustee, a holder of 448,767 ordinary shares and the holder of 1,397,963 Names' Options as of February 15, 2006, the following:

•	Deed of Retirement, Appointment and Amendment. In connection with the appointment of the Names' Trustee as successor trustee to the Names' Trust, Aspen Holdings has entered into a deed of retirement, appointment and amendment with the Names' Trustee as successor trustee, the Names' Trustees Limited (the ‘‘Predecessor Trustee’’), as initial trustee, and WUSL, whereby the Names' Trustee's liability is limited under the various agreements which it administers for the benefit of the Unaligned Members under the Names' Trust. We have agreed to indemnify the Predecessor Trustee and its directors and officers with respect to any present or future liabilities arising out of or as a result of its trusteeship, except for any liabilities that may arise out of any breach of trust, fraud or willful misconduct. We have also agreed to indemnify the Names' Trustee and its officers, directors and employees for any liabilities arising out of any act or omission with respect to the formation and enforcement of the agreements which it administers for the benefit of the Unaligned Members under the Names' Trust, except for any liabilities arising out of the Names' Trustee's breach of trust, fraud, willful misconduct or negligence. We have further agreed to indemnify the Names' Trustee for any liabilities, subject to limitations, that may arise under agreements with underwriters in connection with a sale of ordinary shares by the Names' Trustee in a secondary underwritten offering in the United States, except where the Names' Trustee does not hold good title to the ordinary shares or if it created any encumbrances on the ordinary shares to be sold in such offering.

Relationship With Underwriters

Mr. Kamil Salame is a director in the Private Equity Group of Credit Suisse First Boston, an affiliate of Credit Suisse Securities (USA) LLC which acted as an underwriter in our initial public offering. Credit Suisse Securities (USA) LLC also acted as an initial purchaser of our senior notes. Affiliates of Credit Suisse Securities (USA) LLC participate as lenders in the syndicate of our credit facilities as described in Part II, Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.’’

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2005 and 2004 by KPMG, the Company's principal accounting firm.

	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
	($ in thousands)
Audit Fees (a)	$1,791.8	$1,612.5
Audit-Related Fees (b)	760.3	403.6
Tax Fees (c)	—	111.0
All Other Fees (d)	—	—
Total Fees	$2,552.1	$2,127.1

(a)	Audit fees related to the audit of the Company's financial statements for the twelve months ended December 31, 2005 and 2004, the review of the financial statements included in our quarterly reports on Form 10-Q during 2005 and 2004 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.

(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company's financial statements (other than the audit fees disclosed above).

(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.

(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

Our Audit Committee pre-approved payment for specified non-audit services by KPMG in 2005 subject to a $500,000 limit. The pre-approved services include: audit services, such as financial statement audits; audit-related services, such as comfort letters issuance and review of securities offering documents; and other permitted non-audit services, such as advice with proposed legislation and information technology. No expenditure may exceed the dollar limits without the separate specific approval of the Audit Committee.

The Audit Committee has considered whether the provision of non-audit services by KPMG is compatible with maintaining KPMG's independence with respect to the Company and has determined that the provision of the specified non-audit services is consistent with and compatible with KPMG maintaining its independence. The Audit Committee approved all services that were provided by KPMG.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements:
The Consolidated Financial Statements of Aspen Insurance Holdings Limited and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and Reports on page F-1 and are filed as part of this Report.

2.	Financial Statement Schedules: The Schedules to the Consolidated Financial Statements of Aspen Insurance Holdings Limited are listed in the accompanying Index to Schedules to Consolidated Financial Statements on page S-1 and are filed as part of this Report.

3.	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company's Current Report on Form 8−K filed on May 27, 2005)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company's current report on Form 8−K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company's 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Certificate of Designations of the Company's Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company's current report on Form 8−K filed on December 13, 2005)
4.6	Specimen Certificate for the Company's Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company's current report on Form 8−K filed on December 13, 2005)
4.7	Certificate of Designations of the Company's Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company's current report on Form 8−K filed on December 13, 2005)
4.8	Specimen Certificate of Designations of the Company's Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company's current report on Form 8−K filed on December 13, 2005)

Exhibit Number	Description
10.1	Amended and Restated Shareholders' Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O'Kane, Aspen Insurance U.K. Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2004) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (incorporated herein by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2004) *
10.5	Service Agreement dated March 10, 2005 among James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.6	Service Agreement dated March 10, 2005 between David May and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.6 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.7	Service Agreement dated December 2, 2002 between Nicholas Bonnar and Aspen Insurance UK Services Limited, filed with this report *
10.8	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc.), filed with this report *
10.9	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company's Current Report on Form 8−K filed on May 27, 2005) *
10.10	Five-Year Credit Agreement, dated as of August 2, 2005, by and among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company's Current Report on Form 8−K filed on August 4, 2005)
10.11	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (incorporated herein by reference to similarly 10.10 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.12	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (incorporated herein by reference to exhibit 10.11 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

Exhibit Number	Description
10.13	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (incorporated herein by reference to exhibit 10.12 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.14	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to exhibit 10.13 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.15	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to exhibit 10.14 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.16	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to exhibit 10.15 to the Company's 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.17	Form of Shareholder's Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company's 2005 Registration Statement on Form F-3 (Registration No. 333-122571) *
10.18	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.19	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.20	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.21	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.22	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company's Annual Report on Form 10−K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.23	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few (incorporated herein by reference to exhibit 10.26 to the Company's Quarterly Report on Form 10−Q for nine months ended September 30, 2005, filed on November 9, 2005)

Exhibit Number	Description
10.24	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan, filed with this report *
10.25	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan, filed with this report *
21.1	Subsidiaries of the Company, filed with this report
23.1	Consent of KPMG Audit Plc, filed with this report
24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included at page 143)
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.7211, which was the closing exchange rate on December 30, 2005 for the British Pound/U.S. Dollar exchange rate as displayed on Reuters. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY(1)

	Last(2)	High	Low	Average(3)
Month Ended February 28, 2006	1.7536	1.7806	1.7363	1.7481
Month Ended January 31, 2006	1.7793	1.7875	1.7199	1.7666
Month Ended December 31, 2005	1.7230	1.7761	1.7167	1.7457
Month Ended November 30, 2005	1.7292	1.7767	1.7142	1.7354
Month Ended October 31, 2005	1.7699	1.7845	1.7464	1.7650
Month Ended September 30, 2005	1.7643	1.8444	1.7612	1.8077

Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033
Year Ended December 31, 2001	1.4554	1.5049	1.3727	1.4398

(1)	Data obtained from Bloomberg LP.

(2)	‘‘Last’’ is the closing exchange rate on the last business day of each of the periods indicated.

(3)	‘‘Average’’ for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. ‘‘Average’’ for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
Date: March 6, 2006	By: /s/ Christopher O'Kane
Name: Christopher O'Kane
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Christopher O'Kane and Julian Cusack, and each of them, the individual's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith and any and all amendments thereto to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 6th day of, March, 2006.

Signature	Title
/s/ Paul Myners Paul Myners	Chairman and Director
/s/ Christopher O'Kane Christopher O'Kane	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Julian Cusack Julian Cusack	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ Julian Avery Julian Avery	Director
/s/ Ian Cormack Ian Cormack	Director
/s/ Heidi Hutter Heidi Hutter	Director

Signature	Title
/s/ David Kelso David Kelso	Director
/s/ Prakash Melwani Prakash Melwani	Director
/s/ Norman L. Rosenthal Norman L. Rosenthal	Director
/s/ Kamil M. Salame Kamil M. Salame	Director

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and as contemplated by Section 404 of the Sarbanes-Oxley Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. These limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of error or mistake. Therefore, any internal control system can provide only reasonable assurance and may not prevent or detect all misstatements or omissions. In addition, our evaluation of effectiveness is as of a particular point in time and there can be no assurance that any system will succeed in achieving its goals under all future conditions.

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2005.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc's attestation report on management's assessment of internal control over financial reporting appears on page F-3.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Aspen Insurance Holdings Limited maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the 'Company') as of December 31, 2005 and 2004, and the related consolidated statement of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspen Insurance Holdings Limited's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ('COSO'), and our report dated March 6, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
March 6, 2006

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

		Twelve Months Ended December 31,
	Notes	2005	2004	2003
Revenues
Net premiums earned (includes $(33.6) million in 2005, $(96.0) million in 2004 and $(126.1) million in 2003 from related parties)	16	$1,508.4	$1,232.8	$812.3
Net investment income (includes $nil million in 2005, $0.9 million in 2004 and $3.5 million in 2003 from related parties)	4	121.3	68.3	29.6
Change in fair value of derivatives	5	19.4	(4.0)	—
Total Revenues		1,649.1	1,297.1	841.9
Expenses
Insurance losses and loss adjustment expenses (includes reinsurance recoverables of $99.7 million in 2005, $43.1 million in 2004 and $86.6 million in 2003 from related parties)	6,16	(1,358.5)	(723.6)	(428.4)
Policy acquisition expenses (includes $4.2 million in 2005, $28.7 million in 2004 and $24.4 million in 2003 from related parties)		(283.2)	(212.0)	(152.3)
Operating and administrative expenses (includes $5.2 million in 2005, $7.1 million in 2004 and $6.6 million in 2003 from related parties)		(125.9)	(93.0)	(53.3)
Interest on long-term debt		(16.2)	(6.9)	(0.4)
Realized investment losses	4	(4.4)	(3.5)	(2.4)
Realized exchange gains/(losses)		(18.2)	5.1	1.5
Other expenses		(3.1)	—	—
Total Expenses		(1,809.5)	(1,033.9)	(635.3)
Income/(loss) from operations before income tax		(160.4)	263.2	206.6
Income tax expense	7	(17.4)	(68.1)	(54.5)
Net Income/(Loss)		$(177.8)	$195.1	$152.1
Per share data
Weighted average number of ordinary share and share equivalents
Basic		74,020,302	69,204,658	57,751,852
Diluted		74,020,302	71,121,568	59,491,760
Basic earnings/(loss) per ordinary share	2	$(2.40)	$2.82	$2.63
Diluted earnings/(loss) per ordinary share	2	$(2.40)	$2.74	$2.56

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2005 and 2004
($ in millions, except share and per share amounts)

		December 31, 2005	December 31, 2004
	Notes
ASSETS
Investments
Fixed income maturities		$3,046.1	$2,207.2
Short-term investments		643.0	528.7
Total investments	3	3,689.1	2,735.9
Cash and cash equivalents		748.3	284.9
Reinsurance recoverables
Unpaid losses (includes $172.4 million in 2005 and $30.8 million in 2004 from related parties)	6	1,192.7	197.7
Ceded unearned premiums (includes $9.1 million in 2005 and $21.6 million in 2004 from related parties)		72.7	40.4
Receivables
Underwriting premiums (includes $nil million in 2005 and $153.0 million in 2004 from related parties)		541.4	494.2
Other (includes $nil million in 2005 and $5.7 million in 2004 from related parties)		65.9	39.2
Deferred policy acquisition costs (includes $nil million in 2005 and $4.1 million in 2004 from related parties)		156.2	115.6
Derivatives at fair value		40.5	23.6
Office properties and equipment		22.8	5.0
Intangible assets	13	8.2	6.6
Total Assets		$6,537.8	$3,943.1
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses (includes $76.4 million in 2005 and $78.8 million in 2004 from related parties)	6	$3,041.6	$1,277.9
Unearned premiums (includes $nil million in 2005 and $2.8 million in 2004 from related parties)		868.0	714.0
Total insurance reserves		3,909.6	1,991.9
Payables
Reinsurance premiums (includes $34.4 million in 2005 and $41.2 million in 2004 from related parties)		155.0	54.2
Deferred income taxes	8	32.7	27.0
Current income taxes		—	30.7
Accrued expenses and other payables (includes $2.3 million in 2005 and $3.1 million in 2004 from related parties)		139.4	84.3
Liabilities under derivative contracts		12.0	24.2
Total Payables		339.1	220.4
Long-term debt	19	249.3	249.3
Total Liabilities		$4,498.0	$2,461.6
SHAREHOLDERS' EQUITY
Ordinary Shares—95,209,008 ordinary shares of 0.15144558¢ each (2004—69,315,099)	9	$0.1	$0.1
Additional Paid-in Capital	9	1,693.2	1,096.0
Preference Shares—4,000,000 Preference Shares of $50 each	9	193.8	—
Retained earnings		144.2	367.5
Accumulated other comprehensive income, net of taxes		8.5	17.9
Total Shareholders' Equity		2,039.8	1,481.5
Total Liabilities and Shareholders' Equity		$6,537.8	$3,943.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions)

	Twelve Months Ended December 31,
	2005	2004	2003
Shareholders' Equity
Ordinary Shares:
Beginning of year	$1,096.1	$1,090.8	$836.9
New shares issued	596.4	0.1	246.4
Shares repurchased	(1.9)	—	—
New share issue costs	(0.7)	—	—
Share-based compensation	3.4	5.2	7.5
End of year	1,693.3	1,096.1	1,090.8
Preference Shares
Beginning of year	—	—	—
New Preference Shares issued	194.5	—	—
New Preference Shares issue costs	(0.7)	—	—
End of year	193.8	—	—
Retained earnings:
Beginning of year	367.5	180.7	28.6
Net income/(loss) for the year	(177.8)	195.1	152.1
Payment of Dividends	(45.5)	(8.3)	—
End of year	144.2	367.5	180.7
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Unrealized gains on foreign currency translation net of taxes:
Beginning of year	27.9	27.8	12.0
Change for the year	14.9	0.1	15.8
End of year	42.8	27.9	27.8
Gain/(Loss) on Derivatives:
Beginning of year	(2.2)	—	—
Change for year	—	(2.3)	—
Reclassification to interest expense	0.2	0.1	—
End of year	(2.0)	(2.2)	—
Unrealized appreciation/(depreciation) on investments, net of taxes:
Beginning of year	(7.8)	(0.6)	0.6
Change for the year	(30.3)	(7.8)	(1.2)
Reclassification to net realized (gains)/losses	5.8	0.6	—
End of year	(32.3)	(7.8)	(0.6)
Total accumulated other comprehensive income	8.5	17.9	27.2
Total Shareholders’ Equity	$2,039.8	$1,481.5	$1,298.7

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions)

	Twelve Months Ended December 31,
	2005	2004	2003
Net income/(loss)	$(177.8)	$195.1	$152.1
Other comprehensive income/(loss), net of taxes
Change in gains/(losses) on foreign
currency translation	14.9	0.1	15.8
Loss on derivatives	—	(2.3)	—
Loss on derivatives reclassified to interest
expense	0.2	0.1	—
Reclassification adjustment for net realized
(gains)/losses included in net income	5.8	0.6	—
Change in unrealized gains/(losses) on
investments	(30.3)	(7.8)	(1.2)
Other comprehensive income/(loss)	(9.4)	(9.3)	14.6
Comprehensive income/(loss)	$(187.2)	$185.8	$166.7

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions)

	Twelve Months Ended December 31,
	2005	2004	2003
Operating Activities:
Net income/(loss)	$(177.8)	$195.1	$152.1
Adjustments:
Depreciation and Amortization of premium or
discount on investments	15.5	12.2	5.0
Share-based compensation expense	3.4	5.2	7.5
Changes in insurance reserves:
Losses and loss adjustment expenses (includes $2.4 million in 2005, $67.5 million in 2004 and $84.1 million in 2003 from related parties)	1,842.9	709.7	443.8
Unearned premiums (includes $2.8 million in 2005, $71.9 million in 2004 and $(29.9) million in 2003 from related parties)	174.1	116.8	319.0
Changes in reinsurance balances:
Reinsurance recoverables (includes $(141.6) million in 2005, $(3.9) million in 2004 and $16.5 million in 2003 from related parties)	(1,011.5)	(150.4)	(15.4)
Ceded unearned premiums (includes $12.5 million in 2005, $14.5 million in 2004 and $23.3 million in 2003 from related parties)	(31.7)	9.6	(38.5)
Changes in accrued investment income and other receivables	(7.7)	2.2	(40.0)
Changes in deferred policy acquisition costs (includes $4.1 million in 2005, $7.7 million in 2004 and $(2.1) million in 2003 from related parties)	(47.5)	(17.3)	(50.7)
Changes in reinsurance premiums payable (includes $(6.8) million in 2005, $(8.1) million in 2004 and $49.3 million in 2003 from related parties)	100.8	(6.8)	56.1
Changes in premiums receivable (includes $(153.0) million in 2005, $(68.9) million in 2004 and $70.5 million in 2003 from related parties)	(54.6)	23.2	(261.2)
Changes in accrued expenses and other payables (includes $(0.8) million in 2005, $(8.9) million in 2004 and $10.5 million in 2003 from related parties)	12.3	61.8	58.9
Change in fair value of derivatives and settlement of liabilities under derivative contracts	(29.1)	—	—
Net cash generated by operating activities	789.1	961.3	636.6
Investing Activities:
Purchases of fixed maturities	(3,292.2)	(5,220.4)	(1,903.3)
Proceeds from sales and maturities of fixed maturities	2,364.6	4,060.6	943.5
Net (purchases)/sales of short-term investments	(114.2)	55.5	263.4
Purchase of intangible assets	(1.6)	(4.6)	(0.3)
Purchase of equipment	(17.8)	—	—
Payments for acquisitions net of cash acquired	—	—	(6.6)
Net cash used in investing activities	(1,061.2)	(1,108.9)	(703.3)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	595.7	0.2	246.4
Ordinary Shares repurchased	(1.9)	(0.1)	—
Proceeds from the issuance of Preference Shares, net of issuance costs	193.8	—	—
Dividends paid	(45.5)	(8.3)	—
Gain/(loss) on derivatives	—	(2.3)	—
Proceeds from long-term debt	—	249.3	—
(Repayment), receipt of bank debt	—	(40.0)	40.0
Net cash generated by financing activities	742.1	198.8	286.4
Effect of exchange rate movements on cash and cash equivalents	(6.6)	2.9	1.5
Increase in cash and cash equivalents	463.4	54.1	221.2
Cash and cash equivalents at beginning of year	284.9	230.8	9.6
Cash and cash equivalents at end of year	$748.3	$284.9	$230.8
Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	56.1	47.9	24.8
Cash paid for interest	11.1	0.2	—

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its operating insurance and reinsurance subsidiaries are Aspen Insurance UK Limited (‘‘Aspen Re’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’) and Aspen Specialty Insurance Company (‘‘Aspen Specialty’’). The other direct and indirect subsidiaries of Aspen Holdings are Aspen (UK) Holdings Limited (‘‘Aspen U.K. Holdings’’), Aspen Insurance UK Services Limited (‘‘Aspen U.K. Services’’), AIUK Trustees Limited (‘‘AIUK Trustees’’), Aspen U.S. Holdings, Inc. (‘‘Aspen U.S. Holdings’’), Aspen Specialty Insurance Management Inc. (‘‘Aspen Management’’), Aspen Re America, Inc. (‘‘Aspen Re America’’), Aspen Insurance U.S. Services Inc. (‘‘Aspen U.S. Services’’). Aspen U.K. Services and Aspen U.S. Services provide services to Aspen Holdings and its subsidiaries in their capacity as employers of directors and staff of Aspen Re, Aspen Specialty and Aspen Re America.

The Consolidated Financial Statements of Aspen Holdings are prepared in accordance with United States Generally Accepted Accounting Principles (‘‘U.S. GAAP’’). The financial statements are presented on a consolidated basis including the transactions of all operating subsidiaries. Transactions between Aspen Holdings and its subsidiaries are eliminated within the consolidated financial statements.

Use of Estimates. Estimates and assumptions are made by the directors and these have an effect on the amounts reported within the consolidated financial statements. The most significant estimates relate to the reserves for property and liability losses, premiums receivable in respect of assumed premiums and the fair value of derivatives. These estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the estimates were made.

We continue to substantially rely on estimates to project our total retained and gross losses from Hurricanes Katrina, Rita and Wilma as we have received a limited number of actual reported claims. In addition to being limited in number, the preliminary notifications submitted by our insurance clients are also subject to significant change depending on actual claims received from their insureds. Actual losses may vary materially from these estimates.

Our estimates are uncertain because of the extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. In addition, these estimates may vary due to potential legal and regulatory developments related to allocation of losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. We expect that these issues may be subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

We exercise judgment in determining the adjustment premiums, which represent a small portion of total premiums receivable. Commission is charged as a fixed percentage of premium per contract and is adjusted in line with adjustments in premium. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums associated with property reinsurance business and the smallest with property and liability insurance.

Premiums on proportional treaty type contracts are generally not reported to the Company until after the reinsurance coverage is in force. As a result, an estimate of these ‘‘pipeline’’ premiums is recorded. The Company estimates pipeline premiums based on estimates of ultimate premium, calculated unearned premium and premiums reported from ceding companies. The Company estimates commissions, losses and loss adjustment expenses related to these premiums.

Reinstatement premiums and additional premiums on excess of loss contracts are provided for based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Outward reinsurance premiums are accounted for in the same accounting period as the premiums for the related direct insurance or inwards reinsurance business. Reinsurance contracts that operate on a ‘‘losses occurring during’’ basis are accounted for in full over the period of coverage whilst ‘‘risk attaching during’’ policies are expensed using the same ratio as the underlying premiums on a daily pro rata basis.

Insurance Losses and Loss Adjustment Expenses. Losses represent the amount paid or expected to be paid to claimants in respect of events that have occurred on or before the balance sheet date. The costs of investigating, resolving and processing these claims are known as loss adjustment expenses (‘‘LAE’’). The statement of operations records these losses net of reinsurance, meaning that gross losses and loss adjustment expenses incurred are reduced by the amounts recovered or expected to be recovered under reinsurance contracts.

Reinsurance. Written premiums, earned premiums, incurred claims and LAE and policy acquisition costs all reflect the net effect of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the Company's acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance arises from contracts under which other insurance companies agreed to share certain risks with this Company.

Reinsurance accounting is followed when risk transfer requirements have been met and significant insurance risk is transferred.

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

Insurance Reserves. Insurance reserves are established for the total unpaid cost of claims and LAE, which cover events that have occurred by the balance sheet date. These reserves also reflect the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Company's estimates of the total cost of claims incurred but not yet reported to it (‘‘IBNR’’). Claim reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

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

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. Reserves are established by the selection of a 'best estimate' from within a range of estimates. The Company regularly reviews its reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claim experience develops and new information becomes available.

Adjustments to previously estimated reserves are reflected in the financial results of the period in which the adjustments are made.

Whilst the reported reserves make a reasonable provision for unpaid claim and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve considerable uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

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

Accounting for Investments

Fixed Income Maturities. The fixed maturity portfolio comprises high-quality, corporate bonds and U.S., U.K. and other government securities. The entire fixed maturity investment portfolio is classified as available for sale. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third-party pricing service.

Mortgage and Asset-Backed Securities. The mortgage and assets backed security portfolio is classified as available for sale. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third party pricing service.

Short-term Investments. Short-term investments include highly liquid debt instruments and commercial paper and are held as part of the investment portfolio of the Company.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

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

Other than temporary impairment of investments. The difference between the cost and the estimated fair market value of all investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other than temporary. This assessment considers factors such as the period during which there has been a decline in value, the type of investment, the period over which the investment will be held and the potential for the investment value to recover. If the Company determines that the impairment is other than temporary, the value of the investment is written down and the loss is recorded in the statement of operations as a realized investment loss.

Investment Income. Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on fixed maturity investments.

Cash and Cash Equivalents. Cash and cash equivalents include cash in hand and with banks.

Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ all derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting varies based on the type of risk being hedged (as described in Note 5).

Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. This intangible asset is not currently being amortized as the directors believe that these will have an indefinite life.

On April 5, 2005 we acquired license to use the ‘‘Aspen’’ trademark in the U.K.. The consideration paid of approximately $1.6 million has been capitalized and recognized as an intangible asset in the Company’s accounts and will be amortized on a straight line basis over the useful economic life of the trademark which is considered to be 99 years.

The directors test for impairment of intangible assets annually or when events or changes in circumstances indicate that the asset might be impaired.

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

Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company's operations are U.S. Dollars for the U.S. and Bermudian companies and U.S. Dollars and

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

British Pounds for Aspen Re. Transactions in currencies other than the functional currency of a company are measured in the functional currency of that operations segment at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in non-functional currencies are remeasured at the exchange rate prevailing at the balance sheet date. Any resulting foreign exchange gains or losses are reflected in the statement of operations.

Assets and liabilities of Aspen Re British Pound functional currency operations are then translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Income and expenses of this operations segment are translated at the average exchange rate for the period. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

Earnings Per Share

Basic earnings per share is determined by dividing income/loss available to shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflects the effect on earnings and average number of shares outstanding associated with dilutive securities.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When the Company does not believe that, on the basis of available information, it is more likely than not that the deferred tax asset will be recovered, it recognizes a valuation allowance against its deferred tax assets. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Perpetual Preferred Income Equity Replacement Securities

On December 12, 2005, the Company issued a new class of Preference Shares which we refer to as Perpetual Preferred Income Equity Replacement Securities ("Perpetual PIERS"). The Company has no obligation to pay interest on these securities but they do carry an entitlement to dividends payable at the discretion of the board of directors. The Perpetual PIERS are therefore accounted for as equity instruments and included within total shareholders' equity.

Stock Based Employee Compensation

The Company operates a share and option-based employee compensation plan, the terms and conditions of which are documented in note 12. The Company has adopted the provisions of SFAS 123, ‘‘Accounting for Stock Based Compensation’’ for all awards granted to its employees. The cost of the options, based on their fair value at date of grant, is recognized over the period that the options vest.

Related Party Transactions

The following summarizes the related party transactions of the Company.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Wellington Underwriting plc (‘‘Wellington’’)

Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’), an affiliate of Wellington, held at December 31, 2005 approximately 4.0% (16.2% at December 31, 2004) of the ordinary shares of Aspen Holdings and was represented on the board of directors of Aspen Holdings. In addition, Wellington Investment holds 3,781,120 options to subscribe for ordinary shares of Aspen Holdings, as noted below and in note 12. On December 12, 2005, Wellington Investment sold 6,000,000 ordinary shares in Aspen Insurance Holdings Limited in a public share offering.

Aspen Re had a number of arrangements with Wellington. These arrangements can be summarized as follows:

Quota Share Arrangements.    For 2003, the Company entered into a 7.5% quota share agreement directly with Syndicate 2020. The written premiums for 2003 under this contract were $78.4 million. The Company had an option, but no contractual obligation, to assume up to a 20% quota share of Syndicate 2020's business for subsequent years, while Syndicate 2020 had an option, but no contractual obligation, to assume up to a 20% quota share of Aspen Re's business for subsequent years. These options were not exercised in 2004 or 2005 and have now lapsed.

Provision of Services. In 2002 the Company entered into a contract for the provision of services by a subsidiary company of Wellington to the Company.

These services include accounting, actuarial, operations, risk management and technical support. This agreement was perpetual but could be terminated by either party upon the occurrence of certain circumstances, such as the inability to pay debts or upon an Initial Public Offering, and, after an initial period of 3 years, may be terminated by either party upon 18 months' prior notice. The Company can also terminate specific services if it undertakes those services itself and does not contract those services to a third party. During 2003 the Company took over responsibility for accounting, actuarial, operations and risk management services. The provision of services under the service agreement has therefore reduced to IT technical support for 2004 and 2005. The provision of these services is covered by a detailed service level agreement and is priced on an actual cost basis. The cost of these services in 2005 was $5.2 million (in 2004: $7.1 million and in 2003: $6.6 million), and the amount due to Wellington at December 31, 2005 was $2.3 million (2004: $2.1 million).

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

Montpelier Re Holdings Limited

A subsidiary of Aspen Holdings entered into a multi-year proportional reinsurance contracts with effect from January 1, 2003 with a subsidiary of Montpelier Re Holdings Limited (‘‘Montpelier Re’’). In addition, Montpelier Re participated on a number of layers of our 2005 outward reinsurance program. Reinsurance premiums ceded under these contracts in the twelve months ended December 31, 2005 were $37.9 million (2004 — $36.9 million, 2003 — $66.0 million). The amount payable by the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Company in respect of these transactions was $66.6 million as at December 31, 2005, ($41.2 million: 2004, $49.3 million: 2003). These arrangements were not renewed for 2006.

Montpelier Re owned approximately 6% and nil% of the issued share capital of Aspen Holdings as of December 31, 2004 and December 31, 2005, respectively.

2.	Earnings Per Ordinary Share

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
Earnings
Basic
Net Income/(Loss) as reported and available to ordinary shareholders	$(177.8)	$195.1	$152.1
Diluted
Net Income/(Loss) as reported and available to ordinary shareholders	(177.8)	195.1	152.1
Ordinary shares
Basic
Weighted average ordinary shares	74,020,302	69,204,658	57,751,852
Diluted
Weighted average ordinary shares	74,020,302	69,204,658	57,751,852
Weighted average effect of dilutive securities	—	1,916,910	1,739,908
Total	74,020,302	71,121,568	59,491,760
Earnings/(loss) per ordinary share
Basic	$(2.40)	$2.82	$2.63
Diluted	$(2.40)	$2.74	$2.56

The basic and diluted earnings per share for 2005 are the same, as the inclusion of dilutive securities in a loss making year would be anti-dilutive.

3.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at December 31, 2005
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$1,249.0	$0.7	$(21.7)	$1,228.0
U.S. government agency securities	138.0	—	(2.2)	135.8
Corporate securities	861.4	1.0	(10.1)	852.3
Foreign government	268.8	2.0	(0.3)	270.5
Municipals	3.6	—	—	3.6
Asset-backed securities	208.2	—	(4.0)	204.2
Mortgage-backed securities	356.7	0.3	(5.3)	351.7
Total fixed income	3,085.7	4.0	(43.6)	3,046.1
Short-term investments	643.5	1.0	(1.5)	643.0
Total	$3,729.2	$5.0	$(45.1)	$3,689.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	As at December 31, 2004
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$880.0	$0.5	$(5.4)	$875.1
U.S. government agency securities	137.5	0.2	(0.5)	137.2
Corporate securities	551.6	0.7	(3.1)	549.2
Foreign government	233.0	1.5	(0.3)	234.2
Municipals	3.6	—	—	3.6
Asset-backed securities	225.0	—	(2.1)	222.9
Mortgage-backed securities	185.6	0.1	(0.7)	185.0
Total fixed income	2,216.3	3.0	(12.1)	2,207.2
Short-term investments	528.5	0.8	(0.6)	528.7
Total	$2,744.8	$3.8	$(12.7)	$2,735.9

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	0-12 months		Over 12 months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government and agency securities	252.1	(4.4)	916.8	(19.6)	1,168.9	(24.0)
Corporate securities	475.5	(3.1)	626.2	(8.4)	1,101.7	(11.5)
Mortgage and asset-backed securities	218.3	(3.6)	299.9	(5.6)	518.2	(9.2)
Foreign government	—	—	273.7	(0.4)	273.7	(0.4)
	945.9	(11.1)	2,116.6	(34.0)	3,062.5	(45.1)

The Company believes that the gross unrealized losses are the result of interest rate movements and intends to hold such investments until the carrying value is recovered. As a result the Company has not recorded any other-than-temporary impairments in 2005 and 2004.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

The following table presents the breakdown of investment maturities by year to stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As at December 31, 2005			As at December 31, 2004
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
			($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$121.3	$121.0	AA−	$107.3	$106.9	AAA
Due after one year through five years	1,843.9	1,818.4	AAA	1,662.8	1,656.6	AAA
Due after five years through ten years	555.6	550.8	AA+	35.6	35.8	AA+
Subtotal	2,520.8	2,490.2		1,805.7	1,799.3
Mortgage- and asset-backed securities	564.9	555.9	AAA	410.6	407.9	AAA
Short-term investments	643.5	643.0	AAA	528.5	528.7	AAA
Total	$3,729.2	$3,689.1		$2,744.8	$2,735.9

4.	Investment Transactions

The following table sets out an analysis of investment purchases sales and maturities:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve MonthsEnded December 31, 2003
		($ in millions)
Purchase of fixed maturity investments	$3,292.2	$5,220.4	$1,903.3
Proceeds from sales and maturities of fixed maturity investments	(2,364.6)	(4,060.6)	(943.5)
Net purchases/(sales) of short-term investments	114.2	(55.5)	(263.4)
Net purchases	$1,041.8	$1,104.3	$696.4

The following is a summary of investment income:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
	($ in millions)	($ in millions)	($ in millions)
Fixed maturities	$96.2	$46.0	$16.7
Short-term investments	25.1	22.3	12.9
Net investment income	$121.3	$68.3	$29.6

Included in net investment income are investment management fees of $3.6 million for the twelve months ended December 31, 2005, $1.8 million for the twelve months ended December 31, 2004 and $0.3 million for the twelve months ended December 31, 2003.

The following table summarizes the pretax realized investment gains and losses, and the change in unrealized gains on investments recorded in shareholders' equity and in comprehensive income.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
		($ in millions)
Pre-tax realized investment gains and losses
Short-term investments & fixed maturities
Gross realized gains	$4.5	$2.8	$0.6
Gross realized losses	(8.9)	(6.3)	(3.0)
Total pre-tax realized investment gains & losses	(4.4)	(3.5)	(2.4)
Change in unrealized gains and losses
Fixed maturities	(30.5)	(8.4)	(0.5)
Short-term investments	(0.7)	0.1	(0.9)
Total change in pretax unrealized gains & losses	(31.2)	(8.3)	(1.4)
Change in taxes	6.7	1.1	0.2
Total change in unrealized gains and losses, net of tax	$(24.5)	$(7.2)	$(1.2)

5.	Derivative Financial Instruments

Derivative financial instruments include futures, forward, swap and option contracts and other financial instruments with similar characteristics.

Catastrophe Swap

On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. The cat swap is for a 3-year term during which Aspen Bermuda will make ‘‘quarterly payments’’ or spread, applied to an initial notional amount ($100 million). In return Aspen Bermuda will receive payments of up to $100 million in total if there are hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion.

This cat swap falls within the scope of SFAS 133 'Accounting for Derivative Instruments and Hedging Activities', as amended (‘‘SFAS 133’’) and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The determination of whether or not we are entitled to a recovery depends on estimates of insured damage published by Property Claims Services ("PCS"). The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event. If a recovery becomes due then the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced any actual or projected reduction in this liability is also reflected as a gain in the statement of operations. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on December 6, 2005 was $38.1 billion. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, we expect that future estimates by PCS of this loss will increase. We have taken this and the illiquid nature of the catastrophe risk transfer swap market into

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

account in our valuation of this contract as at December 31, 2005. As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics and the potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

Interest Rate Swap

On July 7, 2004 the Company entered into a forward starting interest rate swap (‘‘swap’’). The swap was designated as a cash flow hedge of a forecast transaction as it was intended to hedge against the variability of the Company's interest payments under the Company's then proposed debt issuance which was completed in August 2004.

The swap falls within the scope of SFAS 133 and was measured at fair value with changes to fair value being included in other comprehensive income as hedge accounting was appropriate and there was no ineffective portion.

The swap was unwound as the Company issued the 10-year notes in August 2004. The realized loss of $2.3 million recorded in accumulated other comprehensive income will be reclassified to earnings as interest expense using the level yield method over the term of the debt. In the twelve months ended December 31, 2005, $0.2 million was reclassified to earnings and in the twelve months ended December 31, 2004 $0.1 million was reclassified to earnings.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

6.	Reserves For Losses And Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

Reserves for Losses and Loss Adjustment Expenses

	As at December 31, 2005	As at December 31, 2004	As at December 31, 2003
		($ in millions)
Provision for losses and LAE at start of year	$1,277.9	$525.8	$93.9
Less reinsurance recoverable	(197.7)	(43.6)	(12.5)
Net loss and LAE at start of year	1,080.2	482.2	81.4
Loss reserve portfolio transfer	26.2	—	—
Losses and LAE reserves of subsidiary at date of acquisition	—	—	22.4
Less reinsurance recoverable	—	—	(15.9)
Net loss and LAE reserves of subsidiary at date of acquisition	—	—	6.5
Provision for losses and LAE for claims incurred:
Current year	1,409.1	785.6	438.0
Prior years	(50.6)	(62.0)	(9.6)
Total incurred	1,358.5	723.6	428.4
Losses and LAE payments for claims incurred:
Current year	(152.2)	(76.6)	(44.9)
Prior years	(399.7)	(88.0)	(9.0)
Total paid	(551.9)	(164.6)	(53.9)
Foreign exchange (gains)/losses	(64.1)	39.0	19.8
Net losses and LAE reserves at period end	1,848.9	1,080.2	482.2
Plus reinsurance recoverables on unpaid losses at end of period	1,192.7	197.7	43.6
Loss and LAE reserves at December 31, 2005, 2004 and 2003.	$3,041.6	$1,277.9	$525.8

For the twelve months ended December 31, 2005, there was a reduction of $50.6 million in our estimate of the ultimate claims to be paid in respect of prior accident years which is discussed in more detail under Part II, Item 7 ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Expenses.’’

The loss reserve portfolio transfer represents loss reserves assumed from Wellington Underwriting Agencies Limited's Syndicate 2020 through a quota share arrangement relating to the proportion of an account which did not already cede to us in previous quota shares. The portfolio transfer represents the provisions maintained by Syndicate 2020 for U.K. employers' liability and public liability business written into the 2002 underwriting year by the liability insurance underwriters who joined the Company prior to the establishment of Aspen Re.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

7.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company's U.S. operating companies are subject to United States corporate tax at a rate of the 35 percent. Under current United Kingdom law, Aspen Re is taxed at the U.K. corporate tax rate of 30 percent.

Total income tax for the twelve months ended December 31, 2005, December 31, 2004 and December 31, 2003 is allocated as follows:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
Result from operations	$17.4	$68.1	$54.5
Other comprehensive income/(loss)	(6.7)	(4.6)	3.3
Total income tax	$10.7	$63.5	$57.8

Income/(loss) before tax and income tax expense attributable to that income consists of:

	Twelve Months Ended December 31, 2005
	Income/(loss) Before Tax	Current Income Taxes	Deferred Income Taxes	Total Income Taxes
	($ in millions)
U.S.	$5.1	$(1.1)	$2.0	$0.9
Non U.S.	(165.5)	12.3	4.2	16.5
Total	$(160.4)	$11.2	$6.2	$17.4

	Twelve Months Ended December 31, 2004
	Income/(loss) Before Tax	Current Income Taxes	Deferred Income Taxes	Total Income Taxes
	($ in millions)
U.S.	$(5.9)	$—	$(1.3)	$(1.3)
Non U.S.	269.1	61.6	7.8	69.4
Total	$263.2	$61.6	$6.5	$68.1

	Twelve Months Ended December 31, 2003
	Income/(loss) Before Tax	Current Income Taxes	Deferred Income Taxes	Total Income Taxes
	($ in millions)
U.S.	$(2.1)	$—	$(0.7)	$(0.7)
Non U.S.	208.7	42.8	12.4	55.2
Total	$206.6	$42.8	$11.7	$54.5

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
		($ in millions)
Income Tax Reconciliation
Expected tax provision at weighted average rate	$9.7	$62.6	$56.5
Prior year adjustment	8.2	3.6	(0.3)
Other	(0.5)	1.9	(1.7)
Total income tax expense	$17.4	$68.1	$54.5

The prior year tax charge results from additional tax payable following the closure of the 2002 and 2003 Aspen Re tax computations and primarily as a result of adjustments to the 2004 intra group commission charged between Aspen Bermuda and Aspen Re.

8.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31, 2005	As at December 31, 2004
		($ in millions)
Deferred tax liabilities
Insurance reserves	$(36.2)	$(29.1)
Intangible assets	(0.6)	(0.6)
Deferred policy acquisition costs	(3.3)	(2.6)
Deferred tax liabilities	$(40.1)	$(32.3)
Deferred tax assets
Share options	$3.4	$2.7
Operating loss carry forward	—	2.0
Unrealized losses on investments	1.2	—
Insurance reserves	5.3	2.6
Deferred tax assets	$9.9	$7.3
Disclosed as:
Other receivables	$2.5	$2.0
Deferred income taxes	(32.7)	(27.0)
Net deferred tax liability	$(30.2)	$(25.0)

Deferred tax liabilities and assets represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.K. and U.S. tax laws and regulations. Deferred tax assets and liabilities from the same tax jurisdiction have been netted off resulting in assets and liabilities being recorded under the other receivable and deferred income taxes captions on the balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2004, the Company

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

had net operating loss carryforwards for U.S. Federal income tax purposes of $5.7 million which were available to offset future U.S. Federal taxable income. In 2005 these losses were fully utilized against profits reported by Aspen Specialty.

9.	Capital Structure

The Company's authorized and issued share capital at December 31, 2005 was as set out below.

	Number	U.S. $000
Authorized Share Capital
Ordinary Shares 0.15144558c per share	969,629,030	1,469
Non-Voting Shares 0.15144558c per share	6,787,880	10
Preference Shares 0.15144558c per share	100,000,000	152
Issued Share Capital
Issued Ordinary Shares of 0.15144558c per share	95,209,008	144
Additional Paid in Capital	—	1,676,930
Share Based Compensation		16,180
Issued Ordinary Shares	95,209,008	1,693,254
Issued Preference Shares (Perpetual PIERS)	4,000,000	193,800
		1,887,054

Ordinary Shares

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

During 2004, the Company issued 135,796 ordinary shares. On March 11, 2004, we repurchased 5,000 ordinary shares from one of our previous employees. On October 15, 2004, we issued 135,321 ordinary shares to the Names' Trustee in connection with the exercise of Investor Options. On October 31,2004, we issued 5,475 ordinary shares to a previous employee who exercised his vested options.

During 2005, the Company issued 25,893,909 ordinary shares. On March 14, 2005, and March 31, 2005, the Company issued 14,172 and 660 shares respectively to two of our previous employees. On July 1, 2005, we issued 12,555 ordinary shares to employees in connection with the conversion of RSUs.

On October 11, 2005 we issued 17,551,558 ordinary shares through a public offering. On October 17, 2005, November 15, 2005 and December 15, 2005, we issued 40,381, 11,194 and 5,407 respectively to the Names' Trustee in connection with the exercise of Investor Options.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

On December 12, 2005 we issued 8,333,333 shares through a public offering.

On December 28, 2005 we repurchased 75,805 ordinary shares from the Names' Trustee for $1.9 million. The shares were cancelled after the repurchase.

Preference Shares

During 2005, the Company also issued 4,000,000 Perpetual Preferred Income Equity Replacement Securities ("Perpetual PIERS"), Each Perpetual PIERS has a liquidation preference of $50 and will receive dividends on a non-cumulative basis only when declared by our Board of Directors at an annual rate of 5.625% of the $50 Liquidation Preference of each Perpetual PIERS. Each Perpetual PIERS is convertible at the holder's option at any time, initially based on a conversion rate of 1.7077 ordinary shares per $50 Liquidation Preference, into one Perpetual Preference Share and a number of Ordinary Shares based on the average of twenty daily share prices of the Ordinary Shares adjusted by the conversion rate. We raised proceeds of $193.8 million net of total costs of $6.2 million.

In January 2006 an additional 600,000 Perpetual PIERS were issued following the exercise of an over-allotment option by the underwriters of the initial Perpetual PIERS issue.

10.	Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends from its insurance subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our shareholders. The Company's insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the United Kingdom and the United States, and are subject to regulatory restrictions, the failure to comply with which could significantly limit their ability to declare and pay dividends.

Aspen Bermuda's ability to pay dividends and make capital distributions is subject to certain regulatory restrictions based principally on the amount of Aspen Bermuda's premiums written and net reserves for losses and loss expenses.

Under the jurisdiction of the Financial Services Authority (‘‘FSA’’), Aspen Re must maintain a margin of solvency at all times, which is determined based on the type and amount of insurance business written. The U.K. regulatory requirements impose no explicit restrictions on Aspen Re's ability to pay a dividend, but Aspen Re would have to notify the FSA 28 days prior to any proposed dividend payment.

Aspen Specialty is subject to regulation by the State of North Dakota Insurance Department regarding payment of dividends and capital distributions.

Statutory capital and surplus as reported to the relevant regulatory authorities for the principal operating subsidiaries of the Company as of December 31, 2005 is as follows:

	U.S.	Bermuda	U.K.
		($ in millions)
Required statutory capital and surplus	$14.5	$340.6	$202.1
Actual statutory capital and surplus	$113.4	$957.1	$886.4

As of December 31, 2005, there are no statutory restrictions on the payment of dividends from retained earnings by the Company as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of the Company in all jurisdictions.

11.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

retirement plan were $3.4 million in the twelve months ended December 31, 2005, $2.2 million in the twelve months ended December 31, 2004 and $1.4 million in the twelve months ended December 31, 2003.

12.	Share Options and Other Equity Incentives

The Company has issued options under two schemes: investor options and employee options.

Investor Options

The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agrees not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, and confer the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who are not corporate members of Wellington. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. The options were exercisable on the initial public offering of the ordinary shares in the United States on December 3, 2003. If not exercised, the options will expire after a period of ten years.

In connection with our initial public offering, the Names' Trustee exercised 440,144 Names' Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. On October 15, 2004, the Names' Trustee exercised 856,218 Names' Options on both a cash and cashless basis pursuant to which 135,321 ordinary shares were issued. In the twelve months ended December 31, 2005, the Names' Trustee exercised a total of 303,321 options on a cash and cashless basis, pursuant to which 56,982 ordinary shares were issued. At December 31, 2005 the Names' Trustee held 1,407,077 Names' Options.

The following table summarizes information about investor options outstanding at December 31, 2005, 2004 and 2003 to purchase ordinary shares:

	For the Twelve Months Ended December 31, 2005		For the Twelve Months Ended December 31, 2004		For the Twelve Months Ended December 31, 2003
	Options		Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price (1)	Expirations
Wellington Investment	3,781,120	3,781,120	3,781,120	3,781,120	3,781,120	3,781,120	£10	June 21, 2012
Names' Trustee	1,407,077	1,407,077	1,710,398	1,710,398	2,566,616	2,566,616	£10	June 21, 2012
	5,188,197	5,188,197	5,491,518	5,491,518	6,347,736	6,347,736

(1)	To be increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Employee options

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’). The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2005. The 2005 options were granted on March 3, 2005, April 15, 2005 and June 15, 2005:

	Options		Exercise Price	Weighted Average Fair Value at Grant Date
Option Holder	Outstanding	Exercisable
Employees — 2003 Options	3,718,026	2,454,241	$16.20	$5.31
Employees — 2004 Option grants	257,487	85,829	$24.44	$5.74
Employees — 2005 Options grants March 3	512,172		$25.88	$5.31
Employees — 2005 Options grants April 15	11,867		$25.28	$5.05
Employees — 2005 Options grants June 15	1,842		$26.46	$5.50

The Company follows SFAS No. 123, ‘‘Accounting for Stock Based Compensation,’’ which sets out the method of accounting for share-based compensation plans. The Company has also assessed the impact of adopting SFAS No. 123R "Share-Based Payment" and considers the impact of implementing the standard not to be significant.

On August 20, 2003 the Company granted 3,884,030 options to employees under the Aspen Insurance Holdings Limited 2003 Share Incentive Plan (the ‘‘Share Incentive Plan’’). The initial grant options have a term of ten years and an exercise price of $16.20 per share. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting. Of the initial grant options, 145,696 were forfeited by employees who left the Company and 20,307 were exercised as follows: On October 31, 2004, upon receipt of $88,695, 5,475 options were converted to ordinary shares. On March 14, 2005, upon receipt of $229,602, 14,172 options were converted to ordinary shares. On March 31, 2005 an additional 660 options were converted, on a cashless basis, to 660 ordinary shares. When options are converted new shares are issued as the Company does not hold treasury shares. In addition to the initial grant of 3,884,030 options, 500,113 options, 95,850 restricted share units and 150,074 performance share awards were granted during the course of 2004 and in 2005, 525,881 options, 48,913 restricted share units and 131,227 performance shares. The 2004 options vest over a three-year period with vesting subject to the achievement of Company performance targets. The options lapse if the criteria are not met. As at December 31, 2004 not all performance targets were met and 242,626 options were cancelled. The 2005 options vest over a three-year period with vesting subject to the achievement of performance targets. The options lapse if the criteria are not met. As at December 31, 2005 the performance targets were not met and all 525,881 options were cancelled.

Compensation cost charged against income for 2003 employee options was $2.5 million for the twelve months ended December 31, 2005 (2004 — $3.2 million). The per share weighted average fair value at grant date of the share options granted under the Share Incentive Plan is $5.31. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 4.70%; dividend yield of 0.6%; expected life of 7 years; share price volatility of zero (as the minimum value method was utilized because the Company was unlisted on the date that the options were issued); and foreign currency volatility of 9.40% (as the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

exercise price was in British Pounds and the share price of the Company is in U.S. Dollars). A further $6.7 million charge for 2003 options will be recognized by December 31, 2009.

Compensation cost charged against income for 2004 option grants was $0.5 million for the twelve months ended December 31, 2005 (2004 — $0.5 million). A further $0.5 million charge for 2004 options will be recognized in the twelve months that will end on December 31, 2006. The per share weighted average fair value at grant date of the share options granted under the Share Incentive Plan is $5.74. This amount was estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions: risk-free interest rate of 3.57%; dividend yield of 0.5%; expected life of 5 years; and share price volatility of 19.68% (share price volatility for this and subsequent option valuations was based on the quoted beta factors for the Company).

Compensation cost charged against income for 2005 option grants was $nil million for the twelve months ended December 31, 2005, as performance targets were not met. The per share weighted average fair values at grant date of the share options granted under the Share Incentive Plan were $5.31, $5.05 and $5.50. These amounts were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant date
	March 3, 2005	April 15, 2005	June 15, 2005
Risk free interest rate	4.00%	2.78%	3.12%
Dividend yield	2.3%	2.3%	2.3%
Expected life	5 years	5 years	5 years
Share price volatility	22.25%	24.45%	24.73%

The total tax benefit recognized by the Company in the twelve months ended December 31, 2005 was $0.3 million.

Restricted Share Units

A total of 95,850 restricted share units were granted in 2004, and 48,913 in 2005, 37,666 of the share units granted in 2004 vest, subject to the participants continued employment, in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units granted in 2004 vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. Out of the 48,913 units granted in 2005, 12,889 vest in tranches of one third on the anniversary of the grant with 36,024 vesting in tranches of one third on each of December 31, 2005, December 31, 2006 and December 31, 2007. Vesting of a participant's units may be accelerated, however, if the participant's employment with the Company and its subsidiaries is terminated without cause (as defined in such participants' award agreement), or, with respect to one of the participants, by the participant with good reason (as defined in such participants' award agreement). Compensation cost charged against income was $1.2 million for twelve months ended December 2005 and $0.5 million for the twelve months ended December 2004.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Performance Shares

On December 22, 2004, 150,074 performance shares were granted under the Share Incentive Plan. The grant of shares is based on the achievement of company performance targets. As at December 31, 2004, all targets had not been met and 24,267 share grants were cancelled.

During 2005, 131,227 Performance Shares were granted under the Share Incentive Plan. The grant of shares is based on the achievement of company performance targets. As at December 31, 2005, all targets had not been met and 43,742 share grants were cancelled.

Due to writing back part of the accrual for the 2004 performance shares awards the compensation cost charged against income was $(0.7) million for the twelve months ended December 31, 2005 and $1.0 million for the twelve months ended December 31, 2004.

13.	Intangible Assets

	As at December 31, 2005		As at December 31, 2004		As at December 31, 2003
	($ in millions)
	Trade Mark	Insurance Licences	Trade Mark	Insurance Licences	Trade Mark	Insurance Licences
Intangible Assets
Beginning of year	—	$6.6	—	$6.6	—	$2.0
Cost in year	1.6	—	—	—	—	4.6
End of year	1.6	6.6	—	6.6	—	6.6
Impairments
Beginning of year	—	—	—	—	—	—
Charge in year	—	—	—	—	—	—
End of year	—	—	—	—	—	—
Amortisation
Beginning of year	—	—	—	—	—	—
Change in year	—	—	—	—	—	—
End of year	—	—	—	—	—	—
Net book value
Beginning of year	—	6.6	—	6.6	—	2.0
Movement in year	1.6	—	—	—	—	4.6
End of year	$1.6	$6.6	—	$6.6	—	$6.6

License to use the ‘‘Aspen’’ Trademark.    On April 5, 2005, Aspen signed an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid has been capitalized and recognized as an intangible asset on the Company's balance sheet and will be amortized on a straight line basis over the useful economic life of the trademark which is considered to be 99 years.

14.	Commitments and Contingencies

We are obliged by the terms of our contractual obligations to U.S policyholders and by undertakings to certain U.S. regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. Our current arrangements with our bankers for the issue of letters of credit require us to provide cash collateral for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

As at December 31, 2005 and 2004, these funds amounted to approximately 32% of the $4.4 billion and approximately 20% of the $3.0 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of December 31, 2005 and December 31, 2004, U.S. Dollar denominated letters of credit with an aggregate amount of $411.0 million and $48.4 million respectively were outstanding. In addition U.K. sterling denominated letters of credit with an aggregate amount of £63.9 million as of December 2005 and £47.4 million as of December 2004 were outstanding. As at December 31, 2005 the Company had funds on deposit of $121.3 million and £65.1 million (December 31, 2004—$54.5 million and £52.1 million) as collateral for the letters of credit. A $400.0 million credit facility was established in 2005 to enable the Company to issue unsecured letters of credit and meet short-term funding requirements. The loan agreement is discussed in more detail in Note 19.

Under the framework agreement dated May 28, 2002 among Wellington and its affiliates, Aspen U.K. Services and Aspen Holdings, Aspen Re would need to provide a letter of credit with respect to any quota share reinsurance it provides to Syndicate 2020 if Aspen Re’s insurer financial strength or similar rating is downgraded below ‘‘A’’ by either S&P and A.M. Best or such lower rating (not being lower than ‘‘A−’’) acceptable to Lloyd’s from time to time.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen Re's U.S. reinsurance liabilities, which were $954.9 million at December 31, 2005 and $385.6 million at December 31, 2004. At December 31, 2005 the total value of assets held in the trust was $1,041.9 million (2004: $368.6 million). Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at December 31, 2005 was $8.1 million with $5.5 million held at December 31, 2004. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The initial minimum trust fund amount and balance at December 31, 2003 was Can$25.0 million. As at December 31, 2004 the balance held in trust was Can$55.0 million. Aspen Specialty has a total of $7.4 million ($4.7 million: December 31, 2003) on deposit with seven U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under operating leases as of December 31, 2005 were:

	Due in
	2006	2007	2008	2009	2010	Later years	Total
Operating Lease Obligations	2.7	2.1	6.2	6.0	6.0	42.0	65.0

We currently rent office space in Hamilton, Bermuda for our holding company and Bermuda operations. We have entered into an agreement to lease three floors comprising a total of approximately 15,000 square feet. The term of the rental lease agreement will be for six years, and we have agreed to pay approximately $1 million per year in rent for the three floors for the first three years and services charges of approximately $180,000 are payable per annum. We moved into these new premises on January 30, 2006.

For our U.K.-based reinsurance and insurance operations, on October 19, 2004, Aspen Re entered into a heads of terms agreement for leases (and on April 1, 2005, Aspen Re signed an agreement for underleases) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The lease for each floor runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. It is expected that we will begin to pay the yearly basic rent of approximately £2.7 million per annum 36 months after the relevant date of practical completion of the landlord's works. The landlord’s works were completed in November 2004. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We moved into our new premises in July 2005. We terminated our sublease for our prior premises with ACE Global Markets Ltd. effective July 31, 2005. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

We also license office space within the Lloyd's building on the basis of a renewable twelve-month lease. In addition, we lease office space in Boston, Massachusetts, Marlton, New Jersey and Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations.

For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease.

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

Balances pertaining to reinsurance transactions are reported ‘‘gross’’ on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The largest concentrations of reinsurance recoverables as at December 31, 2005, was with Montpelier Re which is rated A− (Excellent) by A.M. Best and A− (Strong) by Standard & Poor’s and with National Indemnity which is rated A++ (Superior) by A.M. Best and AAA (Extremely Strong) by Standard & Poor’s, for their financial strength. Balances with Montpelier Re and National Indemnity represented 13.6% and 13.4%, respectively, of reinsurance recoverables. As at December 31, 2005, we also have reinsurance recoverables from PX Re of $72.5 million, against which we have received a cash advance of $12.2 million. PX Re was downgraded to B+ by A.M. Best in February 2006. The Company has not included any provision for bad or doubtful debts against this amount as we consider that the amount will be fully recoverable, following a review by management.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
		($ in millions)
Premiums written:
Direct	$649.6	$408.5	$304.9
Assumed	1,443.0	1,177.7	1,001.9
Ceded	(441.0)	(228.6)	(214.0)
Net premiums written	$1,651.6	$1,357.6	$1,092.8
Premiums earned:
Direct	$569.6	$358.4	$240.6
Assumed	1,363.0	1,110.6	747.2
Ceded	(424.2)	(236.2)	(175.5)
Net premiums earned	$1,508.4	$1,232.8	$812.3
Insurance losses and loss adjustment expenses:
Direct	$650.0	$197.8	$126.1
Assumed	1,779.6	677.2	317.7
Ceded	(1,071.1)	(151.4)	(15.4)
Net insurance losses and loss adjustment expenses	$1,358.5	$723.6	$428.4

16.	Segment Information

The Company has four reportable segments: property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. The directors have determined these segments by reference to the organization structure of the business and the different services provided by the segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Results are analyzed separately for each of our segments. Underwriting assets are reviewed in total by the directors for the purpose of decision-making.

Geographical Areas—The following summary presents financial data of the Company's operations based on the location of our policyholders.

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
		($ in millions)
Net earned premiums
U.K.	$299.6	$368.6	$316.5
U.S.	761.4	498.1	299.1
Non-U.S. or Non- U.K.	447.4	366.1	196.7
Net premiums earned	$1,508.4	$1,232.8	$812.3

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

Segment Information—The summary below presents revenues and pre-tax income from operations for the reportable segments.

	Twelve Months Ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Unallocated	Total
	($ in millions, except percentages)
Gross premiums written	$813.2	$526.7	$368.3	$384.3		$2,092.5
Net premiums written	523.4	508.9	317.7	301.6		1,651.6
Gross premiums earned	763.2	488.1	278.8	402.5		1,932.6
Net premiums earned	497.3	470.6	232.9	307.6		1,508.4
Net investment income					121.3	121.3
Change in fair value of derivatives					19.4	19.4
Total Revenues	497.3	470.6	232.9	307.6	140.7	1,649.1
Expenses:
Losses and loss expenses	(700.8)	(328.3)	(148.5)	(180.9)		(1,358.5)
Policy acquisition, operating and administrative expenses	(154.7)	(112.8)	(60.6)	(81.0)		(409.1)
Interest on long term debt					(16.2)	(16.2)
Realized investment gains/(losses)					(4.4)	(4.4)
Realized exchange gains/(losses)					(18.2)	(18.2)
Other expenses					(3.1)	(3.1)
Total Expenses	(855.5)	(441.1)	(209.1)	(261.9)	(41.9)	(1,809.5)
Net income (loss) before tax	$(358.2)	$29.5	$23.8	$45.7	$98.8	$(160.4)
Net reserves for loss and loss adjustment expenses	$599.8	$674.8	$207.2	$367.1		$1,848.9
Ratios
Loss ratio	140.9%	69.7%	63.8%	58.8%		90.1%
Expense ratio	31.1%	24.0%	26.0%	26.3%		27.1%
Combined ratio	172.0%	93.7%	89.8%	85.1%		117.2%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Unallocated	Total
	($ in millions, except percentages)
Gross premiums written	$649.3	$446.7	$125.3	$364.9		$1,586.2
Net premiums written	499.9	436.7	109.0	312.0		1,357.6
Gross premiums earned	630.1	363.3	128.0	347.6		1,469.0
Net premiums earned	469.6	353.1	113.6	296.5		1,232.8
Net investment income					68.3	68.3
Change in fair value of derivatives					(4.0)	(4.0)
Total Revenues	469.6	353.1	113.6	296.5	64.3	1,297.1
Expenses:
Losses and loss expenses	(262.5)	(252.2)	(45.5)	(163.4)		(723.6)
Policy acquisition, operating and administrative expenses	(142.2)	(70.9)	(22.3)	(69.6)		(305.0)
Interest on long term debt					(6.9)	(6.9)
Realized investment gains/(losses)					(3.5)	(3.5)
Realized exchange gains/losses					5.1	5.1
Total Expenses	(404.7)	(323.1)	(67.8)	(233.0)	(5.3)	(1,033.9)
Net income (loss) before tax	$64.9	$30.0	$45.8	$63.5	$59.0	$263.2
Net reserves for loss and loss adjustment expenses	$222.9	$373.2	$157.9	$326.2		$1,080.2
Ratios
Loss ratio	55.9%	71.4%	40.1%	55.1%		58.7%
Expense ratio	30.3%	20.1%	19.6%	23.5%		24.7%
Combined ratio	86.2%	91.5%	59.7%	78.6%		83.4%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2003
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Unallocated	Total
	($ in millions, except percentages)
Gross premiums written	$558.2	$292.3	$151.4	$304.9		$1,306.8
Net premiums written	400.0	280.3	140.7	271.8		1,092.8
Gross premiums earned	437.2	168.0	142.0	240.6		987.8
Net premiums earned	309.1	158.8	128.7	215.7		812.3
Net investment income					29.6	29.6
Total Revenues	309.1	158.8	128.7	215.7	29.6	841.9
Expenses:
Losses and loss expenses	(106.7)	(115.8)	(80.5)	(125.4)		(428.4)
Policy acquisition, operating and administrative expenses	(110.3)	(31.9)	(23.4)	(40.0)		(205.6)
Interest on long term debt					(0.4)	(0.4)
Realized investment gains/(losses)					(2.4)	(2.4)
Realized exchange gains/(losses)					1.5	1.5
Total Expenses	(217.0)	(147.7)	(103.9)	(165.4)	(1.3)	(635.3)
Net income (loss) before tax	$92.1	$11.1	$24.8	$50.3	$28.3	$206.6
Net reserves for loss and loss adjustment expenses	$95.3	$125.6	$94.0	$167.3		$482.2
Ratios
Loss ratio	34.5%	72.9%	62.5%	58.1%		52.7%
Expense ratio	35.7%	20.1%	18.2%	18.6%		25.3%
Combined ratio	70.2%	93.0%	80.7%	76.7%		78.0%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

17.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company's equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company's accumulated other comprehensive income:

	As at December 31, 2005
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income/(Loss)
Unrealized gains on investments	$5.0	$(1.2)	$3.8
Unrealized losses on investments	(45.1)	9.0	(36.1)
Loss on derivatives	(2.0)	—	(2.0)
Change in currency translation	42.8	—	42.8
Total other comprehensive income/(loss)	$0.7	$7.8	$8.5

	As at December 31, 2004
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income/(Loss)
Unrealized gains on investments	$3.8	$(0.5)	$3.3
Unrealized losses on investments	(12.7)	1.6	(11.1)
Loss on derivatives	(2.2)	—	(2.2)
Change in currency translation	27.9	—	27.9
Total other comprehensive income/(loss)	$16.8	$1.1	$17.9

	As at December 31, 2003
	Pre-tax	Income tax effect	After tax
	($ in millions)
Accumulated Other Comprehensive Income/(Loss)
Unrealized gains on investments	$2.3	$(0.8)	$1.5
Unrealized losses on investments	(2.9)	0.8	(2.1)
Change in currency translation	31.3	(3.5)	27.8
Total other comprehensive income/(loss)	$30.7	$(3.5)	$27.2

The following table sets out the components of the Company's other comprehensive income, for the following periods:

	For the Twelve Months Ended December 31, 2005
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$1.2	$(0.7)	$0.5
Unrealized losses on investments	(32.4)	7.4	(25.0)
Loss on derivatives	0.2	—	0.2
Change in currency translation	14.9	—	14.9
Total other comprehensive income/(loss)	$(16.1)	$6.7	$(9.4)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	For the Twelve Months Ended December 31, 2004
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$1.5	$0.3	$1.8
Unrealized losses on investments	(9.8)	0.8	(9.0)
Loss on derivatives	(2.2)	—	(2.2)
Change in currency translation	(3.4)	3.5	0.1
Total other comprehensive income/(loss)	$(13.9)	$4.6	$(9.3)

	For the Twelve Months Ended December 31, 2003
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$(0.7)	$0.2	$(0.5)
Unrealized losses on investments	(0.7)	—	(0.7)
Change in currency translation	19.3	(3.5)	15.8
Total other comprehensive income/(loss)	$17.9	$(3.3)	$14.6

18.	Supplemental disclosure of cash flow information

Non-Cash Investing and Financing Activities:

On September 5, 2003 the Company purchased all of the capital stock of Dakota Specialty Insurance Company for $20.9 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including cash of $14.3 million	$43.1
Cash paid for the capital stock	(20.9)
Liabilities assumed	$22.2

19.	Credit Facility and Senior Notes

On August 2, 2005, the Company entered into a five-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $400 million or issue letters of credit with an aggregate value of up to $400 million. The facility will be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit or up to $400 million of unsecured letters of credit. As of December 31, 2005, letters of credit totaling $309.4 million have been issued under this facility. The facility will expire on August 2, 2010.

The agreement replaces the Company's $150 million three-year credit agreement dated August 26, 2003, which would have expired on August 29, 2006, and the $50 million 364-day credit agreement, dated as of August 26, 2003, both of which were terminated as of August 2, 2005 upon the effectiveness of the Agreement.

Under the agreement, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

January 1, 2005. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the agreement contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. Under our credit facilities, we would be in default if Aspen Re’s or Aspen Bermuda’s insurer financial strength ratings fall below ‘‘B++’’ by A. M. Best or ‘‘A−’’ by S&P.

Prior to entering into the $400 million credit facility, the Company had a $150 million facility against which funds were drawn. On October 15, 2003, we drew down $90 million on the three-year credit facility. Of these borrowings, $83.9 million was used to provide part of the initial capital to Aspen Specialty and the balance was used to provide working capital to Aspen Holdings. The initial interest rate is three-month LIBOR plus 42.5 basis points. A facility fee, currently calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, is paid to each lender quarterly in arrears. On December 15, 2003, $50 million of the outstanding loan was repaid following receipt of funds from the initial public offering. We repaid the $40 million outstanding balance on October 12, 2004 from the proceeds of our issuance on August 16, 2004 of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014.

On August 16, 2004, we closed our offering of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 (the ‘‘Senior Notes’’) under Rule 144A and Regulation S under the Securities Act of 1933. We also have granted and agreed certain customary exchange and shelf registration rights (the ‘‘Notes Registration Rights Agreement’’) to noteholders under the terms of the Senior Notes. The gross proceeds from the Senior Notes offering were $249.3 million. The remainder of the net proceeds has been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, their respective underwriting capacity.

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

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes within 150 days after the issue date of the Senior Notes. The Senior Notes were registered on January 13, 2005.

The following table summarizes our contractual obligations under long term debts as of December 31, 2005.

	Due In
	($ in millions)
Contractual obligations	Less than 1 year	1-3 years	3-4 years	4-5 years	Greater than 5 years
6.00% Senior Notes due 2014	—	—	—	—	250

The long term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

20.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the three years ended December 31, 2005.

	Twelve Months Ended December 31, 2005
	($ in millions)
	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005	Full Year
Gross written premium	$804.1	$549.4	$494.0	$245.0	$2,092.5
Gross earned premium	433.7	458.3	524.6	516.0	1,932.6

Net earned premium	378.7	395.0	379.4	355.3	1,508.4
Net investment income	25.5	27.1	29.4	39.3	121.3
Net realized investment gains/(losses)	(0.9)	0.9	(1.4)	(3.0)	(4.4)
Other income—fair value of derivatives	(1.1)	(3.3)	(4.8)	25.5	16.3
Total Revenues	$402.2	$419.7	$402.6	$417.1	$1,641.6
Insurance losses and loss adjustment expenses	(207.4)	(195.9)	(683.0)	(272.2)	(1,358.5)
Policy acquisition, operating and admin expenses	(99.6)	(106.8)	(102.6)	(100.1)	(409.1)
Interest on long term debt	(4.0)	(3.9)	(4.3)	(4.0)	(16.2)
Realized exchange gains/ (losses)	(1.3)	(3.5)	(3.9)	(9.5)	(18.2)
Total Expenses	(312.3)	(310.1)	(793.8)	(385.8)	(1,802.0)
Income/(loss) before tax	$89.9	$109.6	$(391.2)	$31.3	$(160.4)
Income tax/credits	(19.8)	(25.8)	29.2	(1.0)	(17.4)
Net income/(loss) after tax	$70.1	$83.8	$(362.0)	$30.3	$(177.8)
Ordinary Shares
Basic
Weighted average ordinary shares	69,330,495	69,342,486	69,343,435	87,755,442	74,020,302
Diluted
Weighted average ordinary shares	69,330,495	69,342,486	69,343,435	87,755,442	74,020,302
Weighted average effect of dilutive securities	2,378,513	2,834,092	—	2,917,038	—
Total	71,709,008	72,176,578	69,343,435	90,679,480	74,020,302
Earnings/(loss) per ordinary share
Basic	1.01	1.21	(5.22)	0.34	(2.40)
Diluted	0.98	1.16	(5.22)	0.33	(2.40)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2004
	($ in millions)
	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004	Full Year
Gross written premium	$640.2	$380.4	$349.4	$216.2	$1,586.2
Gross earned premium	358.0	374.1	361.1	375.8	1,469.0

Net earned premium	305.8	327.0	293.4	306.6	1,232.8
Net investment income	12.0	14.9	19.4	22.0	68.3
Net realized investment gains/(losses)	(0.3)	(4.0)	1.9	(1.1)	(3.5)
Total revenues	$317.5	$337.9	$314.7	$327.5	$1,297.6

Insurance losses and loss ajustment expenses	(124.1)	(139.4)	(303.2)	(156.9)	(723.6)
Policy acquisition, operating and admin expenses	(77.1)	(91.3)	(66.5)	(70.1)	(305.0)
Interest expense	(0.4)	(0.1)	(2.7)	(3.7)	(6.9)
Other income/(expense)	—	—	(2.1)	(1.9)	(4.0)
Realized exchange gains/(losses)	(0.8)	0.1	1.4	4.4	5.1
Total expenses	(202.4)	(230.7)	(373.1)	(228.2)	(1,034.4)
Income/(loss) before tax	$115.1	$107.2	$(58.4)	$99.3	$263.2
Income tax/credits	(30.1)	(26.3)	15.4	(27.1)	(68.1)
Net income/(loss) after tax	$85.0	$80.9	$(43.0)	$72.2	$195.1
Ordinary Shares
Basic
Weighted average ordinary shares	69,178,203	69,174,303	69,174,303	69,291,191	69,204,658
Diluted
Weighted average ordinary shares	69,178,203	69,174,303	69,174,303	69,291,191	69,204,658
Weighted average effect of dilutive securities	2,842,475	2,755,325	—	1,954,553	1,916,910
Total	72,020,678	71,929,628	69,174,303	71,245,744	71,121,568
Earnings/(loss) per ordinary shares
Basic	1.23	1.17	(0.62)	1.04	2.82
Diluted	1.18	1.13	(0.62)	1.01	2.74

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — continued
For The Twelve Months Ended December 31, 2005, 2004 and 2003
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2003
	($ in millions)
	Quarter Ended March 31, 2003	Quarter Ended June 30, 2003	Quarter Ended September 30, 2003	Quarter Ended December 31, 2003	Full Year
Gross written premium	$577.7	$252.3	$331.7	$145.1	$1,306.8
Gross earned premium	161.4	245.0	260.5	320.9	987.8

Net earned premium	121.6	210.7	206.7	273.3	812.3
Net investment income	4.9	5.8	6.0	12.9	29.6
Net realized investment gains/(losses)	—	—	(1.8)	(0.6)	(2.4)
Total Revenues	$126.5	$216.5	$210.9	$285.6	$839.5
Losses and loss ajustment expenses	(70.7)	(95.2)	(110.5)	(152.0)	(428.4)
Policy acquisition, operating and admin expenses	(33.7)	(51.9)	(55.2)	(64.8)	(205.6)
Interest expense	—	—	—	(0.4)	(0.4)
Realized exchange gains/(losses)	—	—	—	1.5	1.5
Other income/(expense)	0.2	(0.2)	0.1	(0.1)	—
Total expenses	$(104.2)	$(147.3)	$(165.6)	$(215.8)	$(632.9)
Income/(loss) before tax	$22.3	$69.2	$45.3	$69.8	$206.6
Income tax/credits	(7.1)	(19.3)	(12.8)	(15.3)	(54.5)
Net income/(loss) after tax	$15.2	$49.9	$32.5	$54.5	$152.1
Ordinary Shares
Basic
Weighted average ordinary shares	56,919,780	56,919,780	56,922,022	60,410,838	57,751,852
Diluted
Weighted average ordinary shares	56,919,780	56,919,780	56,922,022	60,410,838	57,751,852
Weighted average effect of dilutive securities	—	—	358,679	1,640,010	1,739,908
Total	56,919,780	56,919,780	57,280,701	62,050,848	59,491,760
Earnings/(loss) per ordinary shares
Basic	0.27	0.88	0.57	0.90	2.63
Diluted	0.27	0.88	0.57	0.88	2.56

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of March 6, 2006, we reported on the consolidated balance sheet of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

KPMG Audit Plc
London, United Kingdom
March 6, 2006

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2005 and 2004

	As at December 31, 2005	As at December 31, 2004
	($ in millions, except share amounts)
ASSETS
Cash and cash equivalents	$203.7	$19.9
Investments in subsidiaries	1,671.6	1,588.3
Eurobond issued by subsidiary	400.0	400.0
Intercompany funds due from affiliates	14.8	4.6
Other assets	6.7	5.1
Total Assets	$2,296.8	$2,017.9
LIABILITIES
Accrued expenses and other payables	$7.7	$2.7
Accrued interest	—	5.8
Intercompany expenses payable to affiliates	—	278.6
Long-term debt	249.3	249.3
Total Liabilities	$257.0	$536.4
SHAREHOLDERS' EQUITY
Ordinary Shares; 95,209,008 ordinary shares (2004—69,315,099) (2003—69,179,303) of 0.15144558c each	$0.1	$0.1
Additional Paid in Capital	1,693.2	1,096.0
Preference Shares	193.8	—
Retained earnings	144.2	367.5
Accumulated other comprehensive income, net of taxes:
Unrealized gains on investments	(32.3)	(7.8)
Loss on derivatives	(2.0)	(2.2)
Gains on foreign currency translation	42.8	27.9
Total accumulated other comprehensive income	8.5	17.9

Total Shareholders' Equity	2,039.8	1,481.5

Total Liabilities and Shareholders' Equity	$2,296.8	$2,017.9

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont'd)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2005, 2004 and 2003

	Twelve Months Ended December 31, 2005	Restated (1) Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
		($ in millions)
Operating Activities:
Equity in net earnings/(loss) of subsidiaries	$(189.2)	$179.2	$141.6
Net investment income	1.5	1.2	0.2
Interest on euro bond	26.0	—	—
Dividend income	17.0	35.0	20.0
Realized foreign exchange loss	(0.1)	(0.1)	(0.5)
Total Revenues	(144.8)	215.3	161.3
Expenses:
Operating and Administrative expenses	(16.3)	(12.8)	(8.6)
Interest expense	(16.7)	(7.4)	(0.6)
Income from operations before income tax	(177.8)	195.1	152.1
Income tax	—	—	—
Net Income/(Loss)	(177.8)	195.1	152.1
Other comprehensive income/(loss), net of taxes
Change in unrealized gains/(losses) on investments	(24.5)	(7.2)	(1.2)
Gain/(loss) on derivatives	0.2	(2.2)	—
Change in unrealized gains on foreign currency translation	14.9	0.1	15.8
Other comprehensive income/(loss)	(9.4)	(9.3)	14.6
Comprehensive income/(loss)	$(187.2)	$185.8	$166.7

(1)	The 2004 comparative for equity in net earnings/(loss) of subsidiaries, total revenues and net income/(loss) has been restated by $8.3 million to ensure that the net income shown on the condensed financial statements agrees with the consolidated financial information of the company.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont'd)

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2005, 2004 and 2003

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003
		($ in millions)
Operating Activities:
Net income (Parent only)	$11.4	$15.9	$10.5
Adjustments:
Share based compensation expenses	3.4	5.2	7.5
Net amortization on fixed income securities	—	0.2	—
Change in accrued interest	—	5.8	—
Change in other assets	—	(1.5)	(3.5)
Change in accrued expenses and other payables	(0.8)	(2.3)	2.9
Change in intercompany activities	(288.8)	273.9	(0.7)
Net cash from operating activities	(274.8)	297.2	16.7
Investing Activities:
Investment in subsidiaries	(282.1)	(250.0)	(150.0)
Investment in eurobond issued by subsidiary	—	(400.0)	—
Advance to Aspen US Holdings	—	108.8	(108.8)
Purchase of fixed income securities	—	(71.5)	(32.1)
Proceeds from the sale of fixed income securities	—	100.0	—
Proceeds from redemptions and maturities of fixed income securities	—	3.3	—
Net (Purchase)/Sales of short-term investments	—	12.6	8.2
Purchase of intangible asset	(1.6)	—	—
Net cash used for investing activities	(283.7)	(496.8)	(282.7)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	595.7	0.2	246.4
Proceeds from the issuance of Preference Shares, net of issuance costs	193.8	—	—
Ordinary Share repurchase	(1.9)	(0.1)	—
Amortization or loss on derivative contract	0.2	(2.2)	—
Dividends paid	(45.5)	(8.3)	—
Receipt/(Repayment) of bank loan	—	(40.0)	40.0
Proceeds from long term debt	—	249.3	—
Net cash from financing activities	742.3	198.9	286.4
Increase/decrease in cash and cash equivalents	183.8	(0.7)	20.4
Cash and cash equivalents—beginning of year	19.9	20.6	0.2
Cash and cash equivalents—end of year	$203.7	$19.9	$20.6

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2005, 2004 and 2003

Premiums Written:

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2005	$649.6	$1,443.0	$(441.0)	$1,651.6
2004	$408.5	$1,177.7	$(228.6)	$1,357.6
2003	$304.9	$1,001.9	$(214.0)	$1,092.8

Supplementary Information:

	Deferred policy acquisition costs	Net reserves for losses and loss adjustment expenses	Net reserves for unearned premiums	Net premiums written	Net investment income	Losses and loss expenses incurred related to current year	Losses and loss expenses incurred related to prior year	Operating and administrative expenses
				($ in millions)
2005	$156.2	$1,848.9	$795.3	$1,651.6	$121.3	$(1,409.1)	$50.6	$(125.9)
2004	$115.6	$1,080.2	$673.5	$1,357.6	$68.3	$(785.6)	$62.0	$(93.0)
2003	$94.6	$482.2	$523.5	$1,092.8	$29.6	$(438.0)	$9.6	$(53.3)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV – REINSURANCE
For the Twelve Months Ended December 31, 2005, 2004 and 2003

	Gross amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
	($ in millions, except for percentages)
Insurance premium earned
2005	$569.6	$(424.2)	$1,363.0	$1,508.4	90.4%
2004	$358.4	$(236.2)	$1,110.6	$1,232.8	90.1%
2003	$240.6	$(175.5)	$747.2	$812.3	92.0%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2005, 2004 and 2003

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	($ in millions)
2005
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2004
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2003
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2