Form 10-Q
period 2006-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2006-05-09
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2006, or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	Not Applicable
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Maxwell Roberts Building 1 Church Street Hamilton, Bermuda (Address of Principal Executive Offices)	HM 11 (Zip Code)

(441) 295-8201
Registrant’s Telephone Number, Including Area Code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2006, there were 95,250,401 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	Notes	March 31, 2006	December 31, 2005
		(Unaudited)
ASSETS
Investments
Fixed maturities		$3,386.5	$3,046.1
Short-term investments		659.4	643.0
Total investments	7	4,045.9	3,689.1
Cash and cash equivalents		429.0	748.3
Reinsurance recoverables
Unpaid losses	2	1,191.4	1,192.7
Ceded unearned premiums		207.4	72.7
Receivables
Underwriting premiums		678.7	541.4
Other		46.7	55.7
Deferred policy acquisition costs		179.4	156.2
Derivatives at fair value		38.9	40.5
Office properties and equipment		23.6	22.8
Other assets		13.5	10.2
Intangible assets		8.2	8.2
Total assets		$6,862.7	$6,537.8
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	2	$3,045.5	$3,041.6
Unearned premiums		1,054.8	868.0
Total insurance reserves		4,100.3	3,909.6
Payables
Reinsurance premiums		237.2	155.0
Taxation		28.9	32.7
Accrued expenses and other payables		158.2	139.4
Liabilities under derivative contracts		9.8	12.0
Total payables		434.1	339.1
Long-term debt		249.4	249.3
Total liabilities		$4,783.8	$4,498.0
SHAREHOLDERS' EQUITY
Ordinary shares 95,250,401 ordinary shares of 0.15144558¢ each (2005-95,209,008)		$0.1	$0.1
Additional paid-in capital		1,695.6	1,693.2
Preference shares — 4,600,000 preference shares of $50 each (2005 — 4,000,000)		222.9	193.8
Retained earnings		187.8	144.2
Accumulated other comprehensive income (loss), net of taxes		(27.5)	8.5
Total ordinary shareholders' equity		2,078.9	2,039.8
Total liabilities and shareholders' equity		$6,862.7	$6,537.8

See accompanying notes to the unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Notes	Three Months Ended March 31,
		2006	2005
Revenues
Net premiums earned	5	$402.6	$378.7
Net investment income		44.5	25.5
Total revenues		447.1	404.2
Expenses
Insurance losses and loss adjustment expenses		(232.4)	(207.4)
Policy acquisition expenses		(93.3)	(70.2)
Operating and administrative expenses		(38.2)	(29.4)
Interest on long-term loans		(3.9)	(4.0)
Realized investment losses		(1.4)	(0.9)
Realized exchange gains/(losses)		1.3	(1.3)
Other expenses		(1.9)	(1.1)
Total expenses		(369.8)	(314.3)
Income from operations before income tax		77.3	89.9
Income tax expense		(15.5)	(19.8)
Net income		$61.8	$70.1
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic		95,243,750	69,330,495
Diluted		97,513,725	71,709,008
Basic earnings per ordinary share adjusted for preference share dividend		$0.61	$1.01
Diluted earnings per ordinary share adjusted for preference share dividend		$0.59	$0.98

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2006	2005
Shareholders’ Equity
Ordinary shares
Beginning of period	$1,693.3	$1,096.1
Shares issued
New shares issues	—	0.3
Share-based compensation	2.4	2.0
End of period	1,695.7	1,098.4
Preference shares Beginning of period	193.8	—
New preference share issues	29.2	—
New preference share issue costs	(0.1)	—
End of period	222.9	—
Retained earnings
Beginning of period	144.2	367.5
Net income for the period	61.8	70.1
Dividends paid on ordinary shares	(14.3)	(10.4)
Dividend declared on preference shares	(3.9)	—
End of period	187.8	427.2
Accumulated other comprehensive income
Cumulative foreign currency translation adjustments
Unrealized gains/(losses) on foreign currency translation net of taxes
Beginning of period	42.8	27.9
Change for the period	(5.0)	6.7
End of period	37.8	34.6
Gain/(loss) on derivatives
Beginning of period	(2.0)	(2.2)
Change for period	—	—
End of period	(2.0)	(2.2)
Unrealized gains/(losses) on investments, net of taxes
Beginning of period	(32.3)	(7.8)
Change for the period	(31.7)	(21.5)
Reclassification to net realized (gains)/losses	0.7	0.4
End of period	(63.3)	(28.9)
Total accumulated other comprehensive income/(loss)	(27.5)	3.5
Total shareholders’ equity	$2,078.9	$1,529.1

See accompanying notes to the unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended March 31,
	2006	2005
Net income	$61.8	$70.1
Other comprehensive income, net of taxes
Reclassification adjustment for net realized gains included in net income	0.7	0.4
Change in unrealized losses on investments	(31.7)	(21.5)
Change in unrealized gains/(losses) on foreign currency translation	(5.0)	6.7
Other comprehensive loss	(36.0)	(14.4)
Comprehensive income	$25.8	$55.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income	$61.8	$70.1
Adjustments
Depreciation and amortisation of premium or discount on investments	3.1	1.5
Share-based compensation expense	2.4	2.0
Changes in insurance reserves
Losses and loss adjustment expenses	8.6	128.6
Unearned premiums	186.3	373.4
Changes in reinsurance balances
Reinsurance recoverables	1.3	(31.4)
Ceded unearned premiums	(134.7)	(117.6)
Changes in accrued investment income and other receivables	(2.3)	(41.7)
Changes in deferred policy acquisition costs	(23.2)	(55.9)
Changes in reinsurance premiums payable	82.2	97.1
Changes in premiums receivable	(143.5)	(266.2)
Changes in accrued expenses and other payables	23.0	50.7
Changes in fair value of derivatives and settlement of liabilities under derivative contracts	(0.6)	—
Net cash generated by operating activities	64.4	210.6
Investing Activities
Purchases of fixed maturities	(690.7)	(368.0)
Proceeds from sales and maturities of fixed maturities	312.7	169.5
Net (purchases)/sales of short-term investments	(16.4)	73.0
Purchases of equipment	(0.8)	(0.5)
Net cash used in investing activities	(395.2)	(126.0)
Financing Activities
Proceeds from the issuance of ordinary shares, net of issuance costs	—	0.3
Proceeds from the issuance of preference shares, net of issuance costs	29.1	—
Dividends paid on ordinary shares and to disbursing agent on preference shares	(18.2)	(10.4)
Net cash generated from/(used in) financing activities	10.9	(10.1)
Effects of exchange rate movements on cash and cash equivalents	0.6	(1.1)
Increase/(decrease) in cash and cash equivalents	(319.3)	73.4
Cash and cash equivalents at beginning of period	748.3	284.9
Cash and cash equivalents at end of period	$429.0	$358.3
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	1.3	23.9
Cash paid for interest	7.5	7.5

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
($ in millions, except share and per share amounts)

1.	General

Aspen Insurance Holdings Limited (‘‘Aspen’’, ‘‘Aspen Holdings’’ or the ‘‘Company’’), is a Bermudian holding company that provides property and casualty reinsurance in the global market, property and casualty insurance principally in the United Kingdom and the United States and specialty insurance and reinsurance, mainly consisting of marine and energy and aviation worldwide. Aspen's operations are conducted through its wholly-owned subsidiaries located in London, Bermuda and the United States: Aspen Insurance UK Limited (‘‘Aspen Re’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’) and Aspen Specialty Insurance Company (‘‘Aspen Specialty’’). Aspen Re America, Inc. (‘‘Aspen Re America’’) is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company’’. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in Aspen's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123 (revised 2004), ‘‘Share-Based Payment,’’ which revised SFAS No. 123, ‘‘Accounting for Stock-Based Compensation.’’ SFAS No. 123(R) requires companies to adopt the fair value method of accounting for stock-based employee compensations plans. The fair value method of accounting for stock-based employee compensation plans as defined in SFAS No. 123 (R) is similar in most respects to the fair value method defined in SFAS No. 123. Since the Company had previously adopted the fair value method of accounting for stock-based employee compensation plans, the adoption of SFAS No. 123 (R) did not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Staff Position (‘‘FSP’’) Nos. 115-1 and 124-1, ‘‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.’’ The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The FSP clarifies that an investor shall recognize an impairment loss when the impairment is deemed to be other-than-temporary even if a decision to sell the impaired security has not been made. The FSP nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force Issue No. 03-1, ‘‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’’ The implementation of the guidance in the FSP did not have a significant effect on the Company’s financial position or results of operations.

2.	Reserves for losses and loss adjustment expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at March 31, 2006	As at December 31, 2005
	($ in millions)
Provision for losses and LAE at start of year	$3,041.6	$1,277.9
Less reinsurance recoverable	(1,192.7)	(197.7)
Net loss and LAE at start of year	1,848.9	1,080.2
Loss reserve portfolio transfer	—	26.2
Provision for losses and LAE for claims incurred
Current year	249.9	1,409.1
Prior years	(17.5)	(50.6)
Total incurred	232.4	1,358.5
Losses and LAE payments for claims incurred	(222.5)	(551.9)
Foreign exchange losses	(4.7)	(64.1)
Net losses and LAE reserves at period end	1,854.1	1,848.9
Plus reinsurance recoverables on unpaid losses at end of period	1,191.4	1,192.7
Loss and LAE reserves at March 31, 2006 and December 31, 2005	$3,045.5	$3,041.6

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen's ordinary shares adjusted for Aspen’s preference share dividend by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share adjusted for Aspen’s preference share dividend are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method.

The following table sets forth the basic and diluted earnings per share for the three months ended March 31, 2006 and for the three months ended March 31, 2005 respectively:

	Three Months Ended March 31,
	2006	2005
Basic earnings per ordinary share
Net income adjusted for preference share dividend	$0.61	$1.01
Diluted earnings per ordinary share
Net income adjusted for preference share dividend	$0.59	$0.98
Weighted average ordinary shares outstanding	95,243,750	69,330,495
Weighted average ordinary shares outstanding and dilutive potential ordinary shares	97,513,725	71,709,008

4.	Stock-based compensation plans

The Company has issued options under two arrangements: investor options and employee options. When options are converted, new shares are issued as the Company does not hold treasury shares.

        Investor options.    The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, most of which agreements and services are no longer in effect. Aspen granted the option to subscribe for up to a total of 3,781,120 ordinary shares of Aspen to Wellington and 3,006,760 to Appleby Trust (Bermuda) Limited (the ‘‘Names’ Trustee’’) on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. Wellington transferred its options to its affiliate Wellington Investment Holdings (Jersey) Limited in December 2005. The subscription price payable under the options was initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as creditors in the event of a liquidation. The options became exercisable on the initial public offering of our ordinary shares. As a result of our initial public offering, the options will expire on June 21, 2012.

As of December 31, 2005, the Names’ Trustee held a total of 1,407,077 unexercised options. In 2006, the Names’ Trustee exercised 4,246, 4,868 and 2,015 options on January 17, 2006, February 15, 2006 and March 15, 2006, respectively. As of March 31, 2006, the Names’ Trustee held 1,395,948 options.

        Employee options.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’). The following table summarizes information about employee options outstanding to purchase ordinary shares at March 31, 2006.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Employees – 2003 Options	3,718,026	2,454,241	$16.20	$5.31	7 yrs 5 mos
Employees – 2004 Options grants	257,487	85,829	$24.44	$5.74	8 yrs 9 mos
Employees – 2006 Options grants (February 16)	1,072,490	—	$23.65	$6.99	9 yrs 11 mos

In the three months ended March 31, 2006, no employee options were exercised, converted or expired. The 2005 options vest over a three-year period with vesting subject to the achievement of performance targets. The options lapse if the criteria are not met. As at December 31, 2005 the performance targets were not met and all 525,881 options were cancelled.

Compensation cost charged against income for all employee options was $1.5 million for the three months ended March 31, 2006 and $1.4 million in the three months ended March 31, 2005. A further $13.2 million charge will be recognized by December 31, 2009. The per share weighted average fair value at grant date of the 2006 options granted under the Share Incentive Plan is $6.99. The amounts for the 2006 options and the options granted on March 3, 2005 were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant date
	February 16, 2006	March 3, 2005
Risk-free interest rate	4.66%	4.00%
Dividend yield	2.7%	2.3%
Expected life	5 years	5 years
Share price volatility	35.12%	22.25%

The total tax benefit recognized by the Company in the three months ended March 31, 2006 was $0.4 million.

                Restricted share units.    A total of 95,850 restricted share units (‘‘RSU’’) were granted in 2004. Of the 2004 RSUs, 37,666 units vest, subject to the participants’ continued employment, in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. In 2005, 12,889 restricted share units were granted to employees of a subsidiary of the Company. In 2006, an additional 24,683 restricted share units were granted to employees of subsidiaries of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on either (i) each anniversary of the grant or on (ii) each of the three year ends following the grant. Compensation cost charged against income was $0.5 million for the three months ended March 31, 2006 and $0.5 million for the three months ended March 31, 2005.

In the three months ended March 31, 2006, the Company paid $0.4 million in respect of tax liabilities for 39,551 ordinary shares issued in respect of 53,953 vested RSUs, as the RSU holders have the option to have an amount of ordinary shares equal to their tax liabilities withheld from issuance.

                Performance Share Awards.    As at December 31, 2005, 125,807 performance share awards were outstanding. On February 16, 2006, the Company allocated an additional 316,912 performance shares to various officers and other employees pursuant to the Share Incentive Plan. Compensation cost charges against income was $0.7 million for the three months ended March 31, 2006.

5.	Segment reporting

Our business segments are based on how we monitor the performance of our underwriting operations. Our four segments reflect the organizational structure of our business and are property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance.

The following table provides a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$162.9	$275.4	$154.2	$86.2	$678.7
Net premiums written	36.2	265.6	105.6	44.5	451.9
Gross premiums earned	154.2	132.0	112.9	94.4	493.5
Net premiums earned	107.2	128.6	95.8	71.0	402.6
Expenses
Losses and loss expenses	(47.7)	(87.4)	(44.5)	(52.8)	(232.4)
Policy acquisition, operating and administrative expenses	(49.4)	(36.0)	(28.4)	(17.7)	(131.5)
Underwriting profit	10.1	5.2	22.9	0.5	38.7
Net reserves for loss and loss adjustment expenses	$506.7	$759.0	$230.5	$357.9	$1,854.1
Ratios
Loss ratio	44.5%	68.0%	46.5%	74.4%	57.7%
Expense ratio	46.1%	28.0%	29.6%	24.9%	32.7%
Combined ratio	90.6%	96.0%	76.1%	99.3%	90.4%

	Three Months Ended March 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$305.0	$272.4	$149.4	$77.3	$804.1
Net premiums written	185.0	260.0	136.6	50.8	632.4
Gross premiums earned	180.9	111.2	47.7	93.9	433.7
Net premiums earned	146.7	106.3	46.0	79.7	378.7
Expenses
Losses and loss expenses	(61.3)	(76.4)	(21.2)	(48.5)	(207.4)
Policy acquisition, operating and administrative expenses	(46.9)	(22.0)	(10.6)	(20.1)	(99.6)
Underwriting profit	38.5	7.9	14.2	11.1	71.7
Net reserves for loss and loss adjustment expenses	$243.7	$423.9	$161.2	$334.9	$1,163.7
Ratios
Loss ratio	41.8%	71.9%	46.1%	60.9%	54.8%
Expense ratio	32.0%	20.7%	23.0%	25.2%	26.3%
Combined ratio	73.8%	92.6%	69.1%	86.1%	81.1%

6.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of March 31, 2006, letters of credit with an aggregate amount of $428.7 million (December 31, 2005 — $411.0 million) and £63.9 million (December 31, 2005 — £63.9 million) were outstanding, respectively. As of March 31, 2006, the Company had funds on deposit of $145.4 million and £65.8 million (December 31, 2005 — $121.3 million and £65.1 million) as collateral for the letters of credit. The balance of the letters of credit were issued against our $400.0 million credit facility.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The funds held in the trust at March 31, 2006 were $1,054.0 million (December 31, 2005 — $1,041.9 million). Aspen Bermuda has established a trust for the benefit of one of its U.S. policyholders in the quarter in the amount of $48.0 million. For its U.S. surplus lines policies, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank. The balance held in the trust at March 31, 2006 was $8.2 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The trust fund amount and balance at March 31, 2006 was Can$100.7 million. Aspen Specialty has a total of $6.9 million on deposit at March 31, 2006 with seven U.S. states in order to satisfy state regulations for writing business in such states.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of March 31, 2006 were:

	Payments due by period
	2006	2007	2008	2009	2010	Later years	Total
	($ in millions)
Operating lease obligations	1.6	2.1	6.2	6.0	6.1	42.0	64.0
Long-term debt obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses (2)	974.6	988.9	314.4	234.3	160.2	373.1	3,045.5

(1)	The long-term debt obligations disclosed above include the principal, but do not include $15 million in annual interest payable on our senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilised actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under ‘‘Critical Accounting Policies Reserves for Losses and Loss Expenses’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

7.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at March 31, 2006
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$1,226.6	$0.1	$(36.4)	$1,190.3
U.S. government agency securities	361.9	—	(7.4)	354.5
Corporate securities	773.5	0.1	(17.1)	756.5
Foreign government	470.0	0.5	(3.9)	466.6
Municipals	3.6	—	—	3.6
Asset-backed securities	252.2	—	(4.3)	247.9
Mortgage-backed securities	376.3	0.1	(9.3)	367.1
Total fixed income	3,464.1	0.8	(78.4)	3,386.5
Short-term investments	660.0	—	(0.6)	659.4
Total	$4,124.1	$0.8	$(79.0)	$4,045.9

	As at December 31, 2005
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed Income Investments
U.S. government securities	$1,249.0	$0.7	$(21.7)	$1,228.0
U.S. government agency securities	138.0	—	(2.2)	135.8
Corporate securities	861.4	1.0	(10.1)	852.3
Foreign government	268.8	2.0	(0.3)	270.5
Municipals	3.6	—	—	3.6
Asset-backed securities	208.2	—	(4.0)	204.2
Mortgage-backed securities	356.7	0.3	(5.3)	351.7
Total fixed income	3,085.7	4.0	(43.6)	3,046.1
Short-term investments	643.5	1.0	(1.5)	643.0
Total	$3,729.2	$5.0	$(45.1)	$3,689.1

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005, as well as the discussions of critical accounting policies, contained in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risk and uncertainties. Please see the section captioned ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide specialty insurance and reinsurance consisting mainly of marine and energy and aviation worldwide principally through Aspen Re. Aspen Re America, Inc. (‘‘Aspen Re America’’) is a reinsurance intermediary which provides property and casualty reinsurance in the United States exclusively on behalf of Aspen Re.

Our net income after tax for the first quarter of 2006 was $61.8 million, compared to $70.1 million for the first quarter of 2005. The combined ratio for the first quarter of 2006 was 90.4% compared to 81.1% for the first quarter of 2005. Our results for the quarter were impacted by a significant reduction in gross written premiums in our property reinsurance segment, increased reinsurance costs and a change in business mix with significant reductions in our property reinsurance business and small increases in our other segments. We have written significantly less premium in our property reinsurance segment as a result of our decision to reduce our exposure in peak zones and overall disappointing pricing conditions as of January 1, 2006. We continue to diversify our portfolio as we intend to have our business mix being more evenly spread among our four business segments.

We also released prior year reserves of $17.5 million which is equivalent to a reduction of 3.3% in the combined ratio for the quarter. An explanation of this release is given below under the heading ‘‘Reserves for Losses and Loss Expenses’’. This compares to a $12.5 million release in the corresponding period in 2005. The contribution to our results from investment income continued to increase to $44.5 million for the three months ended March 31, 2006 as a result of rising interest rates and the increased balance of invested assets. Cash and invested assets increased by 40.8% compared to the corresponding period in 2005. Cash flow from operations was $64.4 million for the first quarter of 2006 (2005 — $210.6 million). During the quarter we continued to increase the average duration of our fixed income portfolio from 2.86 years to 2.91 years.

Outlook and Trends

In our property reinsurance segment, in January we saw very little business that paid meaningfully more than the technical price generated by our revised pricing model, but as the first quarter progressed we have seen several major accounts that are paying well in excess of the technical price. These hard market conditions apply principally to coastal-exposed business or to major nationwide accounts. We expect rates to continue to harden throughout 2006 and into next year. Since the April renewals were completed we have seen more evidence of this trend and the much anticipated amendments or improvements to one of the leading proprietary catastrophe rating models could significantly impact pricing.

With respect to the property reinsurance segment, the U.S. is still seeing better increases than the international account, due to the much greater loss burden carried by the U.S. in the last couple of hurricane seasons. Japanese renewals were only moderately successful with price increases of about 5%, although these did come on top of increases of 10% last year. Even though the reinsurance pricing achievable in Japan is not particularly appealing, it is sufficient to cover more than the cost of expected claims, and since it supplies an element of diversification, we are content to have about 7% of our total property reinsurance premium emanating from Japan. Most of the rest of the activity regarding April 1 renewals relates to U.S. renewals and we have seen a much firmer April market than in January.

Our specialty insurance and reinsurance segment is showing good to excellent rate increases with terms and conditions stable or improving. Within the marine liability account, we are seeing effective increases in the period up to March 31, 2006 in the order of 26% consisting of approximately 14% more premium per unit of risk and 12% for the value of deductible and condition changes. For our marine hull account, the rates are hard and rate increases as a whole are running around mid-single digits with more substantial upwards movement for loss affected business. The offshore energy insurance physical damage component is showing the highest level of increase, in particular for the Gulf of Mexico exposures. Risks without 2005 hurricane losses in the Gulf of Mexico are likely to see increases of about 150%, while increases for loss affected risks are likely to be in the order of 200-400%. The second quarter is the major renewal period for Gulf of Mexico risks and we expect to see a continuation of this improving market especially as capacity gets shorter in supply. On top of these price movements, coverage has been tightened for business interruption and contingent business interruption. Sub-limits are also being applied for named Gulf of Mexico windstorms. In areas other than the Gulf of Mexico, increases continue at the level of 20-25%.

The aviation insurance part of our specialty insurance and reinsurance segment had a successful quarter both in terms of business generation and benign loss experience. We also write some specialty reinsurance, and in this sector conditions are strong. Many clients with inception dates later in the year have been trying to move their programs forward in what we interpret as an attempt to avoid capacity shortages and rate increases that they expect to occur later in the year. However, the effect has been different in that the increases and capacity shortages are simply being experienced earlier. Most clients have reduced their budgets for catastrophe exposed underwriting and are spending a significantly larger proportion of their premium to achieve perhaps one-third of the expiring amount of reinsurance capacity.

Within our casualty reinsurance segment, rates remain satisfactory but much more stable. Market conditions are good and on those rare occasions where we see a weakening of primary rates, we are able to compensate for this in our reinsurance pricing. Rate levels across the entire U.S. portfolio have seen modest nominal increases, but will probably be flat after the effect of casualty claims inflation is factored in. In general, primary rates on medical malpractice insurance have stabilized, with just a few companies in certain states still obtaining rate increases. Our workers’ compensation catastrophe accounts are also showing stable ratings, whereas on working covers we have been able to increase reinsurance terms for certain contracts such that the effects of occasional primary rate reductions have been neutralised.

Within our insurance segment, the U.K. property insurance market is soft, and while the liability market is a bit firmer, conditions are softening rapidly. We estimate that the property market is routinely offering reductions of 20-30%, while the liability market is seeing reductions of about 20%. In the U.S., our surplus lines casualty operation continues to perform well, and although there are signs of modest competition, rate levels continue to be acceptable. The U.S. surplus lines property operation is benefiting from improved conditions after the hurricanes of 2004 and 2005, as well as from catastrophe pricing model changes altering the market’s perception of wind risk. We are taking advantage of these conditions to rebalance our account, seeking greater spread of risk from Texas to Maine, while avoiding a ‘‘spike’’ in Florida, as well as targeting non-coastal exposures. The key challenge for the property operation is not finding good rates, but dealing with a much tougher environment for the reinsurance we purchase.

With respect to our capital structure, we continue to explore further ways in which to optimize our capital structure in pursuit of our return on equity objectives on which management is incentivized, and in the interest of our shareholders.

Recent Developments

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we have now implemented a reduction in our overall catastrophe exposure in our business model as a result of lessons learned from the 2004 and 2005 hurricanes, an improved understanding of the potential for damage to commercial risks, and a revised understanding of demand surge.

With respect to our losses from Hurricanes Katrina, Rita and Wilma, there has been a small deterioration on our losses in the quarter of $16.6 million before tax ($11.8 million net of tax), of which $13.9 million relates to adverse claims development and $2.6 million to net additional outwards reinstatement premiums. Of the $13.9 million net claims deterioration, $8.9 million is in relation to Hurricane Katrina, $0.8 million to Hurricane Rita and $4.2 million to Hurricane Wilma.

In recognizing the long term benefits of asset portfolio diversification, on April 1, 2006, we invested $150 million, or 2.2% of our total assets, into two low-volatility, diversified hedge fund of funds.

With respect to our own reinsurance, the market for retrocessional capacity in particular has hardened immensely. Most of our program incepts on January 1 which was largely completed on plan. Our marine reinsurance program which renews in late February proved to be a more expensive purchase than planned but nonetheless a satisfactory program. We now have up to $655 million of cover available for a single U.S. earthquake event which covers property, casualty and marine losses, or $573 million for a U.S. wind event which touches Florida calculated on a similar basis affecting all three lines. For a property-only loss, we have a maximum potential recovery of $575 million for a U.S. earthquake event or $493 million for a U.S. wind event if it affects Florida. The amount of loss we would have to retain before recovering is greater than in 2005, amounting to $149 million for a combined loss, but $139 million for a property-only loss. These retentions are stated prior to the effects of inwards and outwards reinstatement premiums and prior to taxation.

Application of Critical Accounting Estimates

Our consolidated financial statements are based on the application of significant accounting policies and include significant accounting estimates which require management to make significant assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded and reserves for losses and loss adjustment expenses. For a detailed discussion of our critical accounting estimates please refer to our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and the Audit Committee.

Results of Operations

The following is a discussion and analysis of the Company's consolidated results of operations for the three months ended March 31, 2006 and 2005.

Gross premiums written.    For the three months ended March 31, 2006, gross premiums written decreased by 15.6% from the $804.1 million written for the comparative period in 2005. The decrease was entirely due to the property reinsurance segment in which we wrote $162.9 million, representing a reduction of 46.6% in business written in that segment compared to the corresponding quarter of 2005. The gross premiums written in the other segments have increased by $16.7 million, or 3.2%, over the comparative period in 2005.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended March 31, 2006 increased by $55.1 million in the quarter compared to the respective period in 2005. The increase was mainly due to a new $20.0 million whole account cover being purchased in the quarter, an additional $17.2 million covering risks relating to our marine and aviation lines of business, and a $10.8 million increase covering risks relating to our property reinsurance segment with the balance being two additional specific protections.

Net premiums written.    Net premiums written for the three months ended March 31, 2006 decreased by 28.5% over the equivalent period in 2005, which was due to the decrease in gross premiums from our property reinsurance segment and the increased cost of our reinsurance.

Gross premiums earned.    Gross premiums earned for the three months ended March 31, 2006 represented 72.7% of gross premiums written, and for the three months ended March 31, 2005 represented 53.9% of gross premiums written. The $59.8 million increase in earned premiums reflected the growth in the overall volume of business written. The increase in the earned to written premium ratio was due to the significant increase in premiums written in 2005 compared to 2004 now being reflected in earned premiums.

Net premiums earned.    Net premiums earned for the three months ended March 31, 2006 represented 89.1% of net premiums written. Net premiums earned for the three months ended March 31, 2005 represented 59.9% of net premiums written. The $23.9 million increase was due to the significant increase in premiums written in 2005 compared to 2004 now being reflected in earned premiums.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the three months ended March 31, 2006 increased by 12.1% compared to the three months ended March 31, 2005. Paid claims in the period were $222.5 million. Of the total gross reserves for unpaid losses of $3,045.5 million, at the balance sheet date of March 31, 2006, a total of $1,424.9 million, or 46.8%, represented IBNR claims. The charge for the period has been reduced by $17.5 million due to a reduction in prior year loss provisions.

The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three months ended March 31, 2006 and 2005, we recorded a reduction in the level of reserves for prior years. The amount of these reductions and their effect on the loss ratio in each year is shown in the following table:

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
	($ in millions, except for percentages)
Reserve releases	$17.5	$12.5
% of net premiums earned	4.3%	3.3%

Policy acquisition expenses.    Policy acquisition expenses for the quarter represented 23.2% of net premiums earned, and for the three months ended March 31, 2005 represented 18.5% of net premiums earned. The $23.1 million increase in policy acquisition expenses compared to the prior comparative period was due to higher costs of reinsurance we have purchased as a proportion of gross premiums written, which reduces the denominator of the ratio calculation; changes in business mix, where a greater proportion of U.S. casualty business has been written, which typically incurs higher commission rates; and commission adjustments being recognized in the period in relation to prior property reinsurance and casualty reinsurance business.

Operating and administrative expenses.    Operating and administrative expenses for the period increased by 29.9% compared to the comparative prior period, which principally related to increased investments in support functions as we have expanded our operations and higher staffing levels associated with our newer lines of business. The increase in the ratio of operating and administrative expenses to net premiums earned was adversely affected by the earning of increased outward reinsurance costs which suppressed the denominator of the calculation.

We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2006 and 2005:

	Expense Ratios
	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Policy acquisition expenses	23.2%	18.5%
Operating and administrative expenses	9.5%	7.8%
Expense ratio	32.7%	26.3%

Net investment income.    Net investment income increased by 74.5% over the comparative quarter in 2005. The increase has been driven by rising interest rates and a 40.8% increase in our total cash and investments from $3,177.1 million as at March 31, 2005 to $4,474.9 as at March 31, 2006.

Income before tax.    Income before tax for the three months ended March 31, 2006 was $77.3 million, including underwriting income of $38.7 million, investment returns including gains and losses of $44.4 million, interest expense on loans of $3.9 million and exchange gains and other expenses of $1.9 million. The $12.6 million reduction in income before tax for the period was mainly due to the increase in the combined ratio in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, partially offset by the increase in net investment income. The increase in combined ratio was mainly due to the reductions in property reinsurance premiums, the increased cost of reinsurance purchased and an increase in the property insurance loss ratio.

Income tax expense.    Income tax expense for the three months ended March 31, 2006 was $15.5 million. Our consolidated tax rate for the three months ended March 31, 2006 was 20.1% (2005 — 22.0%). The reduction in the tax rate reported for the three months ended March 31, 2006 was due to a greater proportion of the Company's profit emanating from our Bermudian operations.

Net income.    Net income for the three months ended March 31, 2006 was $61.8 million, equivalent to $0.61 earnings per basic ordinary share adjusted for the $3.9 million preference share dividend and $0.59 fully diluted adjusted earnings per ordinary share adjusted for the preference share dividend on the basis of the weighted average number of ordinary shares in issue during the three months ended March 31, 2006. Net income after tax for the three months ended March 31, 2005 was $70.1 million. The 11.8% decrease in net income over the comparative period was mainly due to our reduction in gross premiums written in our property reinsurance segment in the quarter and the increase in costs of our reinsurance following the 2005 hurricanes.

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

Refer to the tables in Note 5 in our unaudited financial statements on pages 11 and 12 of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended March 31, 2006 and 2005.

For the Three Months Ended March 31, 2006 and the Three Months Ended March 31, 2005

Property Reinsurance

Our property reinsurance segment is generally written on a treaty basis and includes catastrophe, risk excess and pro rata. We have written no retrocession business in this quarter. A small proportion of facultative business is written by Aspen Re America.

Gross premiums written.    Gross premiums written for our property reinsurance segment decreased by 46.6% compared to the three months ended March 31, 2005. This decrease was principally due to our decision to reduce our peak exposures in this business class following the 2004 and 2005 hurricanes. The increase in property facultative business was a result of additional facultative and multi-line business being written by Aspen Re America.

The table below shows our gross premiums written for each line of business for each of the three months ended March 31, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended March 31, 2006		For the three months ended March 31, 2005
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$90.0	(45.1)%	$163.9
Treaty risk excess	39.5	(61.7)%	103.2
Treaty pro rata	29.9	(19.6)%	37.2
Property facultative	3.5	400.0%	0.7
Total	$162.9	(46.6)%	$305.0

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 44.5% of net earned premiums for the three months ended March 31, 2006. This compares to a 41.8% loss ratio in 2005. The 2.7 percentage point increase in the loss ratio over the comparative period in 2005 was due to the effect of the higher reinsurance costs as a percentage of written premium and the prior period loss strengthening of $8.5 million due to adverse development on 2005 hurricane losses as opposed to the $0.7 million reserve release in the comparative period.

Policy acquisition, operating and administrative expenses.    Total expenses were $49.4 million for the three months ended March 31, 2006 equivalent to 46.1% of net premiums earned. The increase of $2.5 million in expenses over the comparative period reflected the increase in the proportion of administrative expenses allocated to the property reinsurance segment which better reflects the costs for actuarial and risk management staff to reserve, model and price the business and the costs incurred in retaining Bermudian underwriting staff.

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

Gross premiums written.    Gross premiums written for our casualty reinsurance segment increased by 1.1% compared to the three months ended March 31, 2005 and are in line with the prior year’s gross premiums written. The increase in U.S. treaty business reflects our decision to expand our U.S. casualty account and the increase in casualty facultative business was as a result of additional business being written by Aspen Re America.

The table below shows our gross premiums written for each line of business for each of the three months ended March 31, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended March 31, 2006		For the three months ended March 31, 2005
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty	$163.1	13.2%	$144.1
Non-U.S. treaty	105.8	(15.0)%	124.5
Casualty facultative	6.5	71.1%	3.8
Total	$275.4	1.1%	$272.4

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by 14.4% over the three months ended March 31, 2005. The $11.0 million increase was due to establishing loss reserves for earned premium in 2006 and the increase in the proportion of U.S. casualty business written, which is reserved at a higher loss ratio, offset by a $7.6 million prior period release in the period compared to the $0.4 million release in the comparative period.

Policy acquisition, operating and administrative expenses.    Total expenses increased by 63.6% over the three months ended March 31, 2005 and were equivalent to 28.0% of net earned premiums. The increase in expense ratio reflected the higher acquisitions costs associated with the U.S. casualty business and greater allocation of general and administrative expenses to this segment as the proportion of casualty reinsurance to total gross earned premium has increased.

Specialty Insurance and Reinsurance

Our specialty insurance segment includes marine and energy and aviation insurance written by Aspen Re. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for the principal lines of business within our specialty insurance and reinsurance segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$112.0	$42.2	$154.2
Net premiums written	69.8	35.8	105.6
Gross premiums earned	89.8	23.1	112.9
Net premiums earned	74.4	21.4	95.8
Losses and loss adjustment expenses	(39.0)	(5.5)	(44.5)
Policy acquisition, operating and administrative expenses	(22.3)	(6.1)	(28.4)
Underwriting profit	$13.1	$9.8	$22.9
Ratios
Loss ratio	52.4%	25.7%	46.5%
Expense ratio	30.0%	28.5%	29.6%
Combined ratio	82.4%	54.2%	76.1%

	Three Months Ended March 31, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$109.8	$39.6	$149.4
Net premiums written	97.8	38.8	136.6
Gross premiums earned	22.8	24.9	47.7
Net premiums earned	18.9	27.1	46.0
Losses and loss adjustment expenses	(12.9)	(8.3)	(21.2)
Policy acquisition, operating and administrative expenses	(5.3)	(5.3)	(10.6)
Underwriting profit	$0.7	$13.5	$14.2
Ratios
Loss ratio	68.3%	30.6%	46.1%
Expense ratio	28.0%	19.6%	23.0%
Combined ratio	96.3%	50.2%	69.1%

Gross premiums written.    Gross premiums written increased by 3.2% compared to the three months ended March 31, 2005. The modest increase reflects a $27.6 million increase in aviation premiums written in 2006 when compared to the comparative period offset by a $26.5 million reduction in marine and specialty liability business. The increase in aviation business was due to the fact that our aviation team was only established in early 2005 and did not commence underwriting in significant volumes until after March 31, 2005. The reduction in marine and specialty liability business was the result of a number of multi-year policies having been written in the first quarter of 2005 which will not be renewed until 2007.

The table below shows our gross premiums written for each line of business for each of the three months ended March 31, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the three months ended March 31, 2006		For the three months ended March 31, 2005
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$47.1	(36.0)%	$73.6
Marine and energy property insurance	34.3	3.3%	33.2
Aviation insurance	30.6	920.0%	3.0
Specialty reinsurance	42.2	6.6%	39.6
Total	$154.2	3.2%	$149.4

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 46.5% of net premiums earned for the three months ended March 31, 2006. The $23.3 million increase over the comparative period in 2005 was due to the establishment of loss reserves for the 108.3% increase in net premiums earned. In addition, we experienced a marine loss in the quarter of $5.0 million following the grounding of a Canadian ferry. However, this loss was offset by an $8.7 million prior period release due to favorable claims development on our specialty reinsurance account.

Policy acquisition, operating and administrative expenses.    As the earned premium of this segment increases, and the segment represents a greater proportion of total earned premium, its share of central and administrative expenses will increase. The $17.8 million increase in expenses over the comparative period is mainly due to allocated expenses increasing as a result of the segment’s share of total gross earned premium increasing from 11.0% in the first quarter of 2005 to 22.9% in the first quarter of 2006. The expense ratio has also increased due to the additional reinsurance costs following the 2005 hurricanes reducing net earned premiums and reducing the denominator of the ratio calculation.

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

The following table summarizes gross and net written premiums and underwriting results for the property and casualty insurance businesses within this segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$28.6	$57.6	$86.2
Net premiums written	(5.1)	49.6	44.5
Gross premiums earned	35.4	59.0	94.4
Net premiums earned	19.1	51.9	71.0
Losses and loss adjustment expenses	(23.5)	(29.3)	(52.8)
Policy acquisition, operating and administrative expenses	(6.4)	(11.3)	(17.7)
Underwriting profit/(loss)	$(10.8)	$11.3	$0.5
Ratios
Loss ratio	123.0%	56.4%	74.4%
Expense ratio	33.5%	21.8%	24.9%
Combined ratio	156.5%	78.2%	99.3%

	Three Months Ended March 31, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$24.0	$53.3	$77.3
Net premiums written	6.3	44.5	50.8
Gross premiums earned	27.8	66.1	93.9
Net premiums earned	21.2	58.5	79.7
Losses and loss adjustment expenses	(8.1)	(40.4)	(48.5)
Policy acquisition, operating and administrative expenses	(6.4)	(13.7)	(20.1)
Underwriting profit	$6.7	$4.4	$11.1
Ratios
Loss ratio	38.2%	69.1%	60.9%
Expense ratio	30.2%	23.4%	25.2%
Combined ratio	68.4%	92.5%	86.1%

Gross premiums written.    Gross premiums written in this segment for the three months ended March 31, 2006 increased by 11.5% from the comparative period in 2005. The increase was primarily attributable to increases in property premiums written in the U.K. and increases in our U.S. casualty business. In this quarter, though we have experienced increased competition with downward rate pressures, more business has been written in U.K. commercial property than in the comparative quarter. Casualty premiums have increased as Aspen Specialty becomes more established.

The table below shows our gross premiums written for each line of business for each of the three months ended March 31, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended March 31, 2006		For the three months ended March 31, 2005
	($ in millions)	% increase/decrease	($ in millions)
U.K. commercial property	$9.6	269.2%	$2.6
U.S. commercial property	18.0	5.3%	17.1
Worldwide property	1.0	(76.7)%	4.3
U.K. commercial liability	35.2	3.2%	34.1
U.S. commercial liability	22.4	16.7%	19.2
Total	$86.2	11.5%	$77.3

Losses and loss adjustment expenses.    The increase of $4.3 million in loss and loss adjustment expenses was due to a $10.0 million commercial property fire at a pet food manufacturer in the U.K. and increased loss ratios for U.S. commercial property business offset by a $1.5 million and an $8.2 million prior period release from our property and liability lines of business, respectively.

Policy acquisition, operating and administrative expenses.    Total expenses were $17.7 million for the three months ended March 31, 2006, equivalent to 24.9% of net premiums earned. The expenses represented an 11.9% decrease over the prior period in 2005. The reduction was due to the 10.9% reduction in net premiums earned (which has a commensurate reduction in acquisition expenses earned) and as a result of a reduction in the central and administrative costs allocated to this segment.

Reserves for Losses and Loss Expenses

As of March 31, 2006, the Company had accrued losses and loss adjustment expense reserves of $3,045.5 million. This amount represented the Company's best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses, $1,424.9 million, or 46.8%, represented IBNR claims. The IBNR portion of our reserves decreased by five percentage points as at December 31, 2005, as a result of a larger portion of the 2005 hurricane losses being notified. During the three months ended March 31, 2006 the Company paid losses and loss adjustment expenses of $222.5 million.

	As at March 31, 2006
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$1,132.7	$(626.0)	$506.7
Casualty Reinsurance	768.3	(9.3)	759.0
Specialty Insurance and Reinsurance	554.2	(323.7)	230.5
Property and Casualty Insurance	590.3	(232.4)	357.9
Total losses and loss expense reserves	$3,045.5	$(1,191.4)	$1,854.1

For the three months ended March 31, 2006, there was a reduction of our estimate of the ultimate claims to be paid in respect of 2005 and prior accident years. An analysis of this reduction by segment is as follows:

As at March 31, 2006
($ in millions)
Property Reinsurance	$(8.5)
Casualty Reinsurance	7.6
Specialty Insurance and Reinsurance	8.7
Property and Casualty Insurance	9.7
Total losses and loss expense reserves	$17.5

The key elements which gave rise to the adverse and favorable development during the three months ended March 31, 2006 were as follows:

Property Reinsurance: The $8.5 million reserve strengthening in this segment was due to the overall deterioration in estimated losses from the 2005 hurricanes.

Casualty Reinsurance: The $7.6 million reduction in the net reserves in our casualty reinsurance segment was due to better than expected claims development and the effect of commutations on 2003 and 2004 policies.

Specialty Insurance and Reinsurance: The $8.7 million reduction in the net reserves in our specialty insurance and reinsurance segment was due to favorable development on the Syndicate 2020/3030 quota shares in 2002 and 2003 and better than expected claims development on our specialty reinsurance.

Property and Casualty Insurance: Of the total release, $8.2 million was from the U.K. liability class due to much better than expected experience on 2004 accident year policies and $1.5 million was from the worldwide property account following a reduction in prior period premium estimates and their impact on ultimate claims.

For a more detailed description see ‘‘Management's Discussion and Analysis Critical Accounting Policies — Reserves for Losses and Loss Expenses,’’ included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

Aspen is a holding company that does not have any significant operations or assets other than its ownership of the shares of its direct and indirect subsidiaries, including Aspen Re, Aspen Bermuda and Aspen Specialty. Aspen relies primarily on dividends and other permitted distributions from these insurance subsidiaries to pay its operating expenses, interest on debt finance and dividends, if any, on its ordinary shares and preference shares. There are restrictions on the payment of dividends by Aspen Re, Aspen Bermuda and Aspen Specialty to Aspen, which are described in more detail in the ‘‘Business — Regulatory Matters’’ section of the 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our aggregate invested assets as of March 31, 2006 were $4.5 billion, compared to aggregate invested assets of $4.4 billion as of December 31, 2005. The increase in invested assets since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by claims, policy acquisition expenses, reinsurance premiums and operating and administrative expenses paid.

Total net cash flow from operations from December 31, 2005 through March 31, 2006 was $64.4 million, a reduction from $210.6 million in the prior year period. The reduction was a result of significant claims having been paid in the period. For the three months ended March 31, 2006, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 25, 2006, we paid a dividend of $0.15 per ordinary share to shareholders of record on March 15, 2006. On March 31, 2006, dividends totaling $3.9 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on April 1, 2006.

On January 10, 2006, the over-allotment option on our Perpetual PIERS was exercised, pursuant to which we issued an additional 600,000 Perpetual PIERS and generated approximately $29 million in net proceeds. The proceeds from this offering were used for general corporate purposes, to support the operations of our insurance subsidiaries and to strengthen our balance sheet capital position.

Our contractual obligations other than our obligations to employees consist mainly of amounts outstanding under our senior notes, reserves relating to our insurance and reinsurance contracts and operating leases. Note 6 to the unaudited condensed consolidated financial statements summarizes amounts outstanding under our contractual obligations as of March 31, 2006.

For a more detailed description of our liquidity and capital resources, refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

Effects of Inflation

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write casualty/liability business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in current period earnings.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe’’, ‘‘do not believe’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘plan’’, ‘‘estimate’’, ‘‘intend’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events such as Hurricanes Katrina, Rita and Wilma, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor's, A.M. Best Company (‘‘A.M. Best’’) or Moody's Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma, and the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the limited actual loss reports received from our insureds to date, the preliminary nature of possible loss information received by brokers to date on behalf of cedants, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, any changes in our reinsurers' credit quality, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk.    Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity, taking into account the anticipated cash outflow characteristics of Aspen Re's, Aspen Bermuda's and Aspen Specialty's insurance and reinsurance liabilities.

Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. The portfolio is actively managed and trades are made to balance our exposure to interest rates.

As at March 31, 2006, our fixed income portfolio had an approximate duration of 2.91 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	-100	-50	0	50	100
	($ in thousands, except percentages)
Market value $ in thousands	$4,154,817	$4,100,141	$4,045,900	$3,992,327	$3,939,609
Gain/(loss) $ in thousands	$108,917	$54,241	$0	$(53,573)	$(106,291)
Percentage of portfolio	2.69%	1.34%	0.00%	(1.32)%	(2.63)%

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of March 31, 2006, approximately 78% of our cash and investments are held in U.S. Dollars, approximately 15% are in British Pounds and approximately 7% are in currencies other than the U.S. Dollar and the British Pound. For the three months ended March 31, 2006, 15% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2006. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2006, would have impacted reported net comprehensive income by approximately $13.0 million for the three months ended March 31, 2006.

We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at March 31, 2006.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Under our policy, no more than 5% of the fixed-income securities in our investment portfolio may be rated below ‘‘A−’’. As at March 31, 2006, the average rate of fixed income securities in our investment portfolio was ‘‘AAA’’. In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of ‘‘A’’ (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is ‘‘A−’’ (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2005, we successfully transitioned to a new financial reporting ledger system. We are in the process of finalizing the implementation of a new underwriting system that is expected to be complete during 2006. Later in 2006, the new underwriting system will automatically interface with the new financial reporting ledger. The introduction of the new systems is the final stage of the process to improve functionality and transition away for the IT facilities and services previously provided by Wellington.

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

Changes in internal control over financial reporting

The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.    Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 4 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on both a cash and cashless basis at the exercise price as described in Note 4 to our financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Date Issued	Number of Shares Issued
January 17, 2006	993
February 15, 2006	537
March 15, 2006	312

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the first quarter of 2006.

Item 5.    Other Information

None.

Item 6. Exhibits

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

ASPEN INSURANCE HOLDINGS LIMITED (Registrant)
Date: May 9, 2006	By:	/s/ Christopher O’Kane
Christopher O’Kane Chief Executive Officer
Date: May 9, 2006	By:	/s/ Julian Cusack
Julian Cusack Chief Financial Officer