Form 10-Q
period 2006-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2006-08-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended June 30, 2006, or

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

As of August 1, 2006, there were 95,250,451 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	Notes	June 30, 2006	December 31, 2005
		(Unaudited)
ASSETS
Investments
Fixed maturities		$3,609.1	$3,046.1
Short-term investments		443.6	643.0
Other investments		151.0	—
Total investments	7	4,203.7	3,689.1
Cash and cash equivalents		353.1	748.3
Reinsurance recoverables
Unpaid losses	2	1,113.0	1,192.7
Ceded unearned premiums		154.2	72.7
Receivables
Underwriting premiums		658.5	541.4
Other		50.0	55.7
Deferred policy acquisition costs		179.6	156.2
Derivatives at fair value	8	38.8	40.5
Office properties and equipment		24.2	22.8
Other assets		11.0	10.2
Intangible assets		8.2	8.2
Total assets		$6,794.3	$6,537.8
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	2	$2,957.9	$3,041.6
Unearned premiums		1,087.0	868.0
Total insurance reserves		4,044.9	3,909.6
Payables
Reinsurance premiums		152.0	155.0
Taxation		47.0	32.7
Accrued expenses and other payables		139.2	139.4
Liabilities under derivative contracts		7.4	12.0
Total payables		345.6	339.1
Long-term debt		249.4	249.3
Total liabilities		$4,639.9	$4,498.0
SHAREHOLDERS' EQUITY
Ordinary shares 95,250,401 ordinary shares of 0.15144558¢ each (2005 — 95,209,008)		$0.1	$0.1
Additional paid-in capital		1,697.9	1,693.2
Preference shares 4,600,000 preference shares of $50 each (2005 — 4,000,000)		222.9	193.8
Retained earnings		272.1	144.2
Accumulated other comprehensive income (loss), net of taxes		(38.6)	8.5
Total ordinary shareholders' equity		2,154.4	2,039.8
Total liabilities and shareholders' equity		$6,794.3	$6,537.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Notes	Three Months Ended June 30,		Six Months Ended June 30,
		2006	2005	2006	2005
Revenues
Net premiums earned	5	$429.0	$395.0	$831.6	$773.7
Net investment income		49.9	27.1	94.4	52.6
Total revenues		478.9	422.1	926.0	826.3
Expenses
Insurance losses and loss adjustment expenses		(223.8)	(195.9)	(456.2)	(403.3)
Policy acquisition expenses		(83.2)	(77.1)	(176.5)	(147.3)
Operating and administration expenses		(43.0)	(29.7)	(81.2)	(59.1)
Interest on long-term loans		(4.0)	(3.9)	(7.9)	(7.9)
Realized investment (losses)/gains		(3.7)	0.9	(5.1)	—
Realized exchange gains/(losses)		6.6	(3.5)	7.9	(4.8)
Other expenses		(0.6)	(3.3)	(2.5)	(4.4)
Total expenses		(351.7)	(312.5)	(721.5)	(626.8)
Income from operations before income tax		127.2	109.6	204.5	199.5
Income tax expense		(25.4)	(25.8)	(40.9)	(45.6)
Net income		$101.8	$83.8	$163.6	$153.9
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic		95,250,409	69,342,486	95,246,684	69,336,524
Diluted		97,332,916	72,176,578	97,243,409	72,173,377
Basic earnings per ordinary share adjusted for preference share dividend		$1.04	$1.21	$1.64	$2.22
Diluted earnings per ordinary share adjusted for preference share dividend		$1.01	$1.16	$1.61	$2.13

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended June30,		Six Months Ended June 30,
	2006	2005	2006	2005
Shareholders’ equity
Ordinary shares:
Beginning of period	$1,695.7	$1,098.4	$1,693.3	$1,096.1
Shares issued:
New shares issued	—	—	—	0.3
Share-based compensation	2.3	2.1	4.7	4.1
End of period	1,698.0	1,100.5	1,698.0	1,100.5
Performance shares
Beginning of period	222.9	—	193.8	—
New preference share issues	—	—	29.2	—
New preference share issue costs	—	—	(0.1)	—
End of period	222.9	—	222.9	—
Retained earnings:
Beginning of period	187.8	427.2	144.2	367.5
Net income for the period	101.8	83.8	163.6	153.9
Dividends paid on ordinary shares	(14.3)	(10.4)	(28.6)	(20.8)
Dividend declared on preference shares	(3.2)	—	(7.1)	—
End of period	272.1	500.6	272.1	500.6
Accumulated other Comprehensive Income
Cumulative foreign currency translation adjustments
Unrealized gains/(losses) on foreign currency translation net of taxes:
Beginning of period	37.8	34.6	42.8	27.9
Change for the period	14.2	(18.7)	9.2	(12.0)
End of period	52.0	15.9	52.0	15.9
Gain/(loss) on Derivatives
Beginning of period	(2.0)	(2.2)	(2.0)	(2.2)
Reclassification to interest payable	0.1	0.1	0.1	0.1
End of period	(1.9)	(2.1)	(1.9)	(2.1)
Unrealized gains/(losses) on investments, net of taxes
Beginning of period	(63.3)	(28.9)	(32.3)	(7.8)
Change for the period	(26.0)	18.2	(57.7)	(3.3)
Reclassification to net realized losses	0.6	3.5	1.3	3.9
End of period	(88.7)	(7.2)	(88.7)	(7.2)
Total accumulated other comprehensive (loss)/income	(38.6)	6.6	(38.6)	6.6
Total shareholders’ equity	$2,154.4	$1,607.7	$2,154.4	$1,607.7

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$101.8	$83.8	$163.6	$153.9
Other comprehensive income, net of taxes
Reclassification adjustment for net realized gains included in net income	0.6	3.5	1.3	3.9
Change in unrealized gains/(losses) on investments	(26.0)	18.2	(57.7)	(3.3)
Loss on derivatives reclassified to interest payable	0.1	0.1	0.1	0.1
Change in unrealized gains/(losses) on foreign currency translation	14.2	(18.7)	9.2	(12.0)
Other comprehensive income/(loss)	(11.1)	3.1	(47.1)	(11.3)
Comprehensive income	$90.7	$86.9	$116.5	$142.6

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities:
Net income	$101.8	$83.8	$163.6	$153.9
Adjustments:
Depreciation and amortisation of premium or discount on investments	5.5	3.5	8.6	5.0
Share-based compensation expense	2.3	2.1	4.7	4.1
Changes in insurance reserves:
Losses and loss adjustment expenses	(121.3)	115.0	(112.7)	243.6
Unearned premiums	16.7	96.2	203.0	469.6
Changes in reinsurance balances:
Reinsurance recoverables	78.4	(16.3)	79.7	(47.7)
Ceded unearned premiums	52.1	9.1	(82.6)	(108.5)
Changes in accrued investment income and other receivables	6.6	39.6	4.3	(2.1)
Changes in deferred policy acquisition costs	6.8	(21.5)	(16.4)	(77.4)
Changes in reinsurance premiums payable	(85.2)	(49.6)	(3.0)	47.5
Changes in premiums receivable	30.8	(8.0)	(112.7)	(274.2)
Changes in accrued expenses and other payable	12.6	(85.8)	35.6	(35.1)
Changes in fair value of derivatives and settlement of liabilities under derivative contracts	(23.0)	—	(23.6)	—
Net cash generated by operating activities	84.1	168.1	148.5	378.7
Investing activities:
Purchases of fixed maturities	(707.3)	(975.8)	(1,398.0)	(1,343.8)
Purchases of other investments	(151.0)	—	(151.0)	—
Proceeds from sales and maturities of fixed maturities	489.5	849.0	802.2	1,018.5
Net sales of short-term investments	220.2	9.2	203.8	82.2
Purchase of intangible asset	—	(1.6)	—	(1.6)
Purchase of equipment	(0.6)	(9.6)	(1.4)	(10.1)
Net cash used in investing activities	(149.2)	(128.8)	(544.4)	(254.8)
Financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	—	—	—	0.3
Proceeds from the issuance of preference shares, net of issuance costs	—	—	29.1	—
Dividends paid on ordinary shares and to distributing agent on preference shares	(17.5)	(10.4)	(35.7)	(20.8)
Loss on derivative contracts	0.1	—	0.1	—
Net cash generated from/(used in) financing activities	(17.4)	(10.4)	(6.5)	(20.5)
Effect of exchange rate movements on cash and cash equivalents	6.6	(2.1)	7.2	(3.2)
(Decrease)/increase in cash and cash equivalents	(75.9)	26.8	(395.2)	100.2
Cash and cash equivalents at beginning of period	429.0	358.3	748.3	284.9
Cash and cash equivalents at end of period	$353.1	$385.1	$353.1	$385.1
Supplemental disclosure of cash flow information: Cash paid during the period for income tax	0.2	16.5	1.5	39.2
Cash paid for interest	—	—	7.5	7.5

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company’’. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at June 30, 2006	As at December 31, 2005
	($ in millions)
Provision for losses and LAE at start of year	$3,041.6	$1,277.9
Less reinsurance recoverable	(1,192.7)	(197.7)
Net loss and LAE at start of year	1,848.9	1,080.2
Loss reserve portfolio transfer	0.7	26.2
Provision for losses and LAE for claims incurred:
Current year	501.9	1,409.1
Prior years	(45.7)	(50.6)
Total incurred	456.2	1,358.5
Losses and LAE payments for claims incurred	(509.6)	(551.9)
Foreign exchange gains/(losses)	48.7	(64.1)
Net losses and LAE reserves at period end	1,844.9	1,848.9
Plus reinsurance recoverables on unpaid losses at end of period	1,113.0	1,192.7
Loss and LAE reserves at June 30, 2006 and December 31, 2005	$2,957.9	$3,041.6

For the six months ended June 30, 2006, there was a reduction of $45.7 million in our estimate of the ultimate claims to be paid in respect of prior accident years. An analysis of this reduction by segment is provided under Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Expenses.’’

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends, available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per ordinary share
Net income adjusted for preference share dividends	$1.04	$1.21	$1.64	$2.22
Diluted earnings per ordinary share
Net income adjusted for preference share dividends	$1.01	$1.16	$1.61	$2.13
Weighted average ordinary shares outstanding	95,250,409	69,342,486	95,246,684	69,336,524
Weighted average ordinary shares outstanding and dilutive potential ordinary shares	97,332,916	72,176,578	97,243,409	72,173,777

4.	Share Options and Other Equity Incentives

The Company has issued options under three arrangements: investor options, employee options and non-employee director options. When options are exercised, new shares are issued as the Company does not hold treasury shares.

        Investor options.    The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’) and certain other agreements and services. Aspen granted the option to subscribe for up to a total of 3,781,120 ordinary shares of Aspen to Wellington and 3,006,760 to Appleby Trust (Bermuda) Limited (the ‘‘Names’ Trustee’’) on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. Wellington transferred its options to its affiliate Wellington Investment Holdings (Jersey) Limited in December 2005. The subscription price payable under the options was initially £10 and increases by 5% per annum, less any dividends paid. The exercise price at June 30, 2006 calculated on such basis was $21.0 per share based on the exchange rate on June 30, 2006. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as creditors in the event of a liquidation. The options will expire on June 21, 2012.

As of December 31, 2005, the Names’ Trustee held a total of 1,407,077 unexercised options. In the six months ended June 30, 2006, the Names’ Trustee exercised a total of 14,044 options. There were no option exercises in April and May 2006. As of June 30, 2006, the Names’ Trustee held 1,393,033 options.

        Employee options.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’). The following table summarizes information about employee options outstanding to purchase ordinary shares at June 30, 2006.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Employees — 2003 Options	3,718,026	2,454,241	$16.20	$5.31	7 yrs 2 mos
Employees — 2004 Options grants	257,487	85,829	$24.44	$5.74	8 yrs 6 mos
Employees — 2006 Options grants (February 16)	1,072,490	—	$23.65	$6.99	9 yrs 8 mos

In the six months ended June 30, 2006, no employee options were exercised, converted or expired. The 525,881 employee options issued in 2005 were cancelled because the applicable performance targets were not met.

Compensation cost charged against income for all employee options was $3.1 million for the six months ended June 30, 2006 and $2.7 million in the six months ended June 30, 2005. A further $11.7 million charge will be recognized by December 31, 2009. The per share weighted average fair value at grant date of the 2006 options granted under the Share Incentive Plan is $6.99. The amounts for the 2006 options granted on February 16, 2006 were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant date
February 16, 2006
Risk-free interest rate	4.66%
Dividend yield	2.7%
Expected life	5 years
Share price volatility	35.12%

The total tax benefit recognized by the Company in relation to share options grants to employees in the six months ended June 30, 2006 was $0.9 million.

                Restricted share units.    A total of 95,850 restricted share units (‘‘RSU’’) were granted in 2004. Of the 2004 RSUs, 37,666 units vest, subject to the participants’ continued employment, in tranches with one-third of the units vesting on each of December 31, 2004, December 31, 2005 and December 31, 2006. The remaining 58,184 units vest in tranches with one-third vesting on the anniversary of the grant in 2005, 2006 and 2007. In 2005, 12,889 restricted share units were granted to employees of a subsidiary of the Company. In 2006, an additional 24,683 restricted share units were granted to employees of subsidiaries of the Company. Subject to the participants' continued employment, the units will vest in tranches with one-third of the units vesting on either (i) each anniversary of the grant or on (ii) each of the three year ends following the grant. Compensation cost charged against income was $0.8 million for the six months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2005.

In the first quarter of 2006, the Company paid $0.4 million in respect of tax liabilities for 39,551 ordinary shares issued in respect of 53,953 vested RSUs, as the RSU holders have the option to have an amount of ordinary shares equal to their tax liabilities withheld from issuance. We have also reclassified $0.3 million to liabilities in respect of future estimated tax payments made for RSUs.

                Performance Share Awards.    As at December 31, 2005, 125,807 performance share awards were outstanding. On February 16, 2006, the Company allocated an additional 316,912 performance shares to various officers and other employees pursuant to the Share Incentive Plan. Compensation cost charges against income was $1.5 million for the six months ended June 30, 2006.

Non-employee director options.    Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the ‘‘Director Stock Option Plan’’). The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at June 30, 2006.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors — 2006 Options grants (May 25)	31,045	—	$21.96	$4.24	2 yrs 11 mos

The amounts for the 2006 non-employee director options granted on May 25, 2006 were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant date
May 25, 2006
Risk-free interest rate	4.85%
Dividend yield	2.7%
Expected life	5 years
Share price volatility	20.05%

Summary of option activity.    A summary of option activity under the Company’s investor options, Share Incentive Plan and Director Stock Option Plan during the six months ended June 30, 2006 is presented below:

	Six Months Ended June 30, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	9,163,711	18.32
Granted	1,103,535	23.60
Exercised	(14,044)	20.32
Forfeited or expired	—	—
Outstanding, end of period	10,253,202	19.07
Exercisable, end of period	7,714,223	19.73

5.	Segment reporting

Our business segments are based on how we monitor the performance of our underwriting operations. Our four reportable segments reflect the organizational structure of our business and are property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance.

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$195.5	$63.8	$168.0	$95.1	$522.4
Net premiums written	191.5	57.5	169.6	81.5	500.1
Gross premiums earned	182.4	112.6	116.6	96.7	508.3
Net premiums earned	142.8	107.9	101.0	77.3	429.0
Expenses:
Losses and loss expenses	(47.5)	(40.9)	(84.1)	(51.3)	(223.8)
Policy acquisition, operating and administrative expenses	(49.2)	(27.8)	(28.5)	(20.7)	(126.2)
Underwriting profit /(loss)	46.1	39.2	(11.6)	5.3	79.0
Net reserves for loss and loss adjustment expenses	$383.4	$805.9	$291.0	$364.6	$1,844.9
Ratios
Loss ratio	33.3%	37.9%	83.2%	66.3%	52.2%
Expense ratio	34.4%	25.8%	28.2%	26.8%	29.4%
Combined ratio	67.7%	63.7%	111.4%	93.1%	81.6%

	Three Months Ended June 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$193.8	$128.6	$95.0	$132.0	$549.4
Net premiums written	162.4	123.5	86.3	114.4	486.6
Gross premiums earned	169.6	127.7	72.5	88.5	458.3
Net premiums earned	136.9	123.1	59.6	75.4	395.0
Expenses:
Losses and loss expenses	(30.0)	(89.2)	(31.8)	(44.9)	(195.9)
Policy acquisition, operating and administrative expenses	(43.0)	(29.7)	(14.5)	(19.6)	(106.8)
Underwriting profit	63.9	4.2	13.3	10.9	92.3
Net reserves for loss and loss adjustment expenses	$228.7	$533.6	$123.6	$345.3	$1,231.2
Ratios
Loss ratio	21.9%	72.5%	53.4%	59.5%	49.6%
Expense ratio	31.4%	24.1%	24.3%	26.0%	27.0%
Combined ratio	53.3%	96.6%	77.7%	85.5%	76.6%

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$358.4	$339.2	$322.2	$181.3	$1,201.1
Net premiums written	227.7	323.1	275.2	126.0	952.0
Gross premiums earned	336.6	244.6	229.5	191.1	1,001.8
Net premiums earned	250.0	236.5	196.8	148.3	831.6
Expenses:
Losses and loss expenses	(95.2)	(128.3)	(128.6)	(104.1)	(456.2)
Policy acquisition, operating and administrative expenses	(98.6)	(63.8)	(56.9)	(38.4)	(257.7)
Underwriting profit	56.2	44.4	11.3	5.8	117.7
Net reserves for loss and loss adjustment expenses	$383.4	$805.9	$291.0	$364.6	$1,844.9
Ratios
Loss ratio	38.1%	54.2%	65.3%	70.2%	54.8%
Expense ratio	39.4%	27.0%	28.9%	25.9%	31.0%
Combined ratio	77.5%	81.2%	94.2%	96.1%	85.8%

	Six Months Ended June 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$498.8	$401.0	$244.4	$209.3	$1,353.5
Net premiums written	347.4	383.5	222.9	165.2	1,119.0
Gross premiums earned	350.5	238.9	120.2	182.4	892.0
Net premiums earned	283.6	229.4	105.6	155.1	773.7
Expenses:
Losses and loss expenses	(91.3)	(165.6)	(53.0)	(93.4)	(403.3)
Policy acquisition, operating and administrative expenses	(89.9)	(51.7)	(25.1)	(39.7)	(206.4)
Underwriting profit	102.4	12.1	27.5	22.0	164.0
Net reserves for loss and loss adjustment expenses	$228.7	$533.6	$123.6	$345.3	$1,231.2
Ratios
Loss ratio	32.2%	72.2%	50.2%	60.2%	52.1%
Expense ratio	31.7%	22.5%	23.8%	25.6%	26.7%
Combined ratio	63.9%	94.7%	74.0%	85.8%	78.8%

6.	Commitments and contingencies

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. As of June 30, 2006, letters of credit with an aggregate amount of $442.4 million (December 31, 2005 — $441.0 million) and £64.2 million (December 31, 2005 — £63.9 million) were outstanding respectively. As of June 30, 2006, the Company had funds on deposit of $150.5 million and £66.5 million (December 31, 2005 — $121.3 million — £65.1 million) as collateral for the letters of credit.

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The funds held in the trust at June 30, 2006 were $1,056.3 million (December 31, 2005 — $1,041.9 million). For its U.S. surplus lines policies, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank. The initial minimum trust fund amount is $5.4 million. The balance held in the trust at June 30, 2006 was $68.1 million. Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. The trust fund amount and balance at June 30, 2006 was Can$110.2 million. Aspen Bermuda has established a Regulation 114 trust for the benefit of AIG. The funds held in the trust at June 30, 2006 were $49.0 million. Aspen Specialty has a total of $6.9 million on deposit at June 30, 2006 with a number of U.S. States in order to satisfy state regulations for writing business there.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of June 30, 2006 were:

	Payments due by period
	2006	2007	2008	2009	2010	Later years	Total
	($ in millions)
Operating lease obligations	1.3	3.1	7.2	7.0	7.1	48.1	73.8
Long-term debt obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses (2)	694.7	917.7	426.4	290.0	195.3	433.8	2,957.9

(1)	The long-term debt obligations disclosed above do not include $15 million in annual interest payable on our senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under ‘‘Critical Accounting Policies Reserves for Losses and Loss Expenses’’ in our Annual Report on Form 10-K for fiscal year ended December 31, 2005.

7.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at June 30, 2006
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
Fixed income securities
U.S. government securities	$1,325.9	$0.1	$(48.5)	$1,277.5
U.S. government agency securities	207.4	—	(4.1)	203.3
Corporate securities	942.4	0.1	(23.9)	918.6
Foreign government	394.7	—	(6.7)	388.0
Municipals	1.6	—	—	1.6
Asset-backed securities	237.8	—	(4.5)	233.3
Mortgage-backed securities	603.3	—	(16.5)	586.8
Total fixed maturities	3,713.1	0.2	(104.2)	3,609.1
Other investments	151.0	—	—	151.0
Short-term investments	443.5	0.8	(0.7)	443.6
Total	$4,307.6	$1.0	$(104.9)	$4,203.7

Other investments represent the investment of $151 million or 3.3% of total investments, into two low-volatility, diversified hedge fund of funds. For a more detailed description of the hedge funds, refer to Item 3, ‘‘Quantitative and Qualitative Disclosures About Market Risk — Equity Risk.’’

	As at December 31, 2005
	($ in millions)
	Cost or amortized Cost	Gross unrealized Gains	Gross unrealized Losses	Estimated fair value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$1,249.0	$0.7	$(21.7)	$1,228.0
U.S. government agency securities	138.0	—	(2.2)	135.8
Corporate securities	861.4	1.0	(10.1)	852.3
Foreign government	268.8	2.0	(0.3)	270.5
Municipals	3.6	—	—	3.6
Asset-backed securities	208.2	—	(4.0)	204.2
Mortgage-backed securities	356.7	0.3	(5.3)	351.7
Total fixed maturities	3,085.7	4.0	(43.6)	3,046.1
Short-term investments	643.5	1.0	(1.5)	643.0
Total	$3,729.2	$5.0	$(45.1)	$3,689.1

8.	Derivative Financial Instruments — Catastrophe Swap

On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. The cat swap is for a 3-year term during which period Aspen Bermuda is required to make quarterly payments, the amount of which is calculated by reference to the notional amount specified in the swap agreement and which was initially $100 million. In return Aspen Bermuda is entitled to receive payments of up to $100 million in total if there are hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion.

This cat swap falls within the scope of SFAS 133 'Accounting for Derivative Instruments and Hedging Activities', as amended (‘‘SFAS 133’’) and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The determination of whether or not we are entitled to a recovery depends on estimates of insured damage published by Property Claims Services (‘‘PCS’’). The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event.

If a recovery becomes due and is paid then the notional amount and the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced any actual or projected reduction in this liability is also reflected as a gain in the statement of operations.

As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics, the potential for recoveries from events preceding the valuation date and the passage of time. We also take into account the illiquidity of the contract for which there is no secondary market.  The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

As at June 30, 2006 the only event that had occurred prior to that date which is likely to give rise to a recovery under the swap contract was Hurricane Katrina. We established a fair value of $25 million for this potential recovery as at December 31, 2005 and this valuation has been retained as at June 30, 2006.  The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on June 5, 2006 was $40.6 billion. Consequently, we have initiated claims for payment of $19.7 million as provided for in the swap agreement. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, we expect that future estimates by PCS of this loss will increase but in the event that this does not occur we will record a realized loss of up to $5.3 million in one or more future periods.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005, as well as the discussions of critical accounting policies, contained in our Financial Statements filed in our 2005 Annual Report on Form 10-K with the United States Securities and Exchange Commission.

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

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide marine and energy and aviation insurance and reinsurance worldwide principally through Aspen Re.

Our net income after tax for the second quarter of 2006 was $101.8 million, compared to $83.8 million for the second quarter of 2005. The combined ratio for the second quarter of 2006 was 81.6% compared to 76.6% for the second quarter of 2005.

The most significant features of our results for the second quarter of 2006 are:

•	Net releases of $28.2 million from prior year reserves, compared to releases of $11.5 million in the second quarter of 2005;

•	Underwriting profit of $46.1 million (2005 — $63.9 million) in our property reinsurance segment reflecting the absence of significant catastrophe and large risk losses in the period but offset by $12.3 million of additional reserves relating to the 2005 hurricanes;

•	An abnormally low combined ratio of 63.7% (2005 — 96.6%) in our casualty reinsurance segment reflecting the release of $39.4 million from prior year reserves which included the impact of a reduction in prior period premium estimates of $25.8 million;

•	An underwriting loss of $11.6 million (2005 — profit $13.3 million) in our specialty lines segment which includes reserve strengthening in respect of our offshore exposures to Hurricane Katrina of $9.2 million and an aviation loss of $7.4 million; and

•	An increase in net investment income from $27.1 million in 2005 to $49.9 million in 2006.

For the half year our net income after tax and combined ratio were $163.6 million and 85.8% respectively, compared to $153.9 million and 78.8% for 2005.

For the first half of 2006, the significant features of our results include:

•	A reduction of $140.4 million in gross written premiums recorded in our property reinsurance segment compared to the first half of 2005. This is a consequence of risk management decisions intended to reduce our exposures to catastrophe losses and the effect of holding back catastrophe capacity in the first quarter of the year in favor of writing better rated business in the second and third quarters;

•	Net releases from prior year reserves totaling $45.7 million. An explanation of this release is given below under the heading ‘‘Reserves for Losses and Loss Expenses’’;

•	A combined ratio of 85.8% which excluding the effects of prior year reserve releases was 91.3% compared to the corresponding combined ratio for 2005 of 78.8%, which was 81.9% excluding the effects of prior year reserves releases;

•	Positive contributions to underwriting profits from all four of our business segments;

•	An increase of 79.5% in net investment income from $52.6 million in 2005 to $94.4 million in 2006;

•	An increase of $57.7 million (2005 — $3.3 million) in net of tax unrealized investment losses recorded as other comprehensive income and attributable to rising yields on fixed interest securities; and

•	An increase in fully diluted net assets per ordinary share computed using the treasury method from $18.73 at December 31, 2005 to $19.76 at June 30, 2006.

Net cash flow from operations was $148.5 million for the first half of 2006 compared to $378.7 million in the corresponding period in 2005 with the reduction largely accounted for by payments in 2006 of 2005 hurricane losses and partly due to a reduction in premiums written in 2006. During the half year period we continued to increase the average duration of our fixed income portfolio from 2.86 years to 3.14 years and the book yield from 4.08% to 4.40%.

Following the revised estimate of hurricane losses released by Property Claims Services on June 5, 2006, we have initiated claims for payment of $19.7 million under our catastrophe swap.

Outlook and trends

The following is a summary of our observations of current market rates, trends and conditions.

In property reinsurance, pricing is very strong in the U.S. especially for hurricane risks, with satisfactory but by no means excellent conditions elsewhere. South American business, of which we write very little, is at the bottom end of the range with price increases of 10% or less. Mexican prices, however, have increased by as much as a factor of three for capacity placements and by 20% to 50% for smaller programs following hurricane losses in 2005. We have taken the opportunity to write some business in Mexico as a result. In 2005 we wrote no indigenous Mexican business. We estimate that non-coastal exposed U.S. regional accounts have seen average increases of 15% to 25% while in the northeast we are seeing increases of about 40% on average, with more than double the rate on line for top layers. The most significant increases are being paid on wind exposed east and southeast accounts, in particular Florida. These accounts are in many instances paying between two and three times more in 2006 than 2005. Typical increases for California earthquake reinsurance are in the range of 30% to 40%.

In our casualty reinsurance segment, conditions for both U.S. and international accounts continue to be favorable. Although our ceding companies are experiencing some downwards pricing pressure, we have been able to maintain our reinsurance pricing.

In our specialty segment, at the end of the first half of 2006, we have written approximately 60% of the premium we planned to write in this area for the year with significantly improved terms and conditions and at much better rates. In our offshore energy property account, we have achieved average rate increases of approximately 140% on renewal business and have succeeded in achieving a meaningful reduction in our exposures to catastrophe risk and in limiting the amount of coverage for business interruption. Price increases have been the most dramatic for Gulf of Mexico exposed risks, where we have seen a number of renewals paying many multiples of the expiring price. For non-Gulf of Mexico risks, rate increases have remained in the region of 20% to 25% although we have seen some evidence of price increases beginning to moderate in recent weeks. We are also benefiting from a strong pricing environment in marine liability, marine hull and certain of our specialty reinsurance lines. However, market conditions in our aviation account, where we have witnessed a notable increase in competition for airline business, have been less favorable. We expect this trend to continue and as a consequence we have repositioned our account by reducing the airline hull and liability content and putting more emphasis on areas where pricing is more favorable.

In our insurance segment, we are now experiencing ‘soft’ market conditions in U.K. commercial property and employers’ and public liability business and we have declined a number of risks to maintain pricing integrity and the quality of our account. In the U.S., where we write excess and surplus lines property and casualty insurance, the casualty market as a whole saw price reductions of 5% to 10% for the first half of the year and we have recorded an average price decline of just 2% on renewal business for our account for the year to date. However, in recent weeks we have seen signs of strengthening competition, with greater rate reductions. In our U.S. property surplus lines account, the market for hurricane exposed property is extremely hard and we have seen rate increases of the order of three times expiring terms while California earthquake cover is attracting increases of about 50%. Rate improvements on fire only accounts have been relatively disappointing in comparison.

We have reduced our gross exposures to Florida hurricane risk for our excess and surplus lines property account by 80%, but expect to replace some of this exposure with better priced business in Florida and elsewhere in the U.S. as the year progresses. Our net retention for catastrophe risk for this account after reinsurance recoveries, but before the effects of reinstatement premium and tax, is unchanged at $10 million per event. However the benefit of these strong rates is currently offset by higher reinsurance costs.

Although we wrote a higher proportion than usual of our total catastrophe premium in the second quarter, we did so while maintaining a strict focus on our risk tolerances. As previously stated, a single natural catastrophe loss with a modeled annual probability greater than or equal to 1% (equivalent at the 1% level to one such event, on average, every 100 years) should not impact Aspen with a loss greater than 17.5% of shareholders’ equity after taking account of reinsurance recoveries, reinstatement premiums and tax. The equivalent figure for an annual probability of 0.4% (equivalent to a 1 in 250-year event) is 25% of shareholders’ equity.

As an example of the actions we have taken to ensure that we operate within these risk tolerances, we have reduced the total limits in our property catastrophe excess of loss account exposed in Florida from approximately $1.7 billion in September 2005 to approximately $0.8 billion in July 2006.

However, although the reduction in our gross catastrophe exposures in critical zones is very significant, we have chosen to retain more risk on a per event basis. For example, in 2005, the amount of loss we had to retain in a first Gulf of Mexico windstorm event involving significant offshore and onshore losses, before the effects of reinstatement premiums and tax, was $90 million whereas in 2006 the equivalent number is $149 million. These amounts are stated on the assumption that above these levels our loss is wholly contained within our reinsurance program, which was not the case in relation to Hurricane Katrina in 2005. For a second loss of the same kind the retention would also be at this new higher level, whereas in 2005 our second loss retention was lower than for the first loss.

Furthermore, in 2005 we had further reinsurance limits potentially available in case of a third or subsequent loss. We have found such cover no longer to be available in the market at an affordable price. As a result, we are potentially more at risk from the statistically remote possibility of a series of three or four or even more moderate losses, which might include, for example, hurricane losses causing insured damage in the U.S in the range of $10 to $20 billion but could also arise from other perils or geographical zones.

2005 Hurricane Developments

With respect to our losses from Hurricanes Katrina, Rita and Wilma, there has been a small deterioration on our net losses in the quarter of $18.8 million before tax, of which $23.0 million relates to adverse claims development offset by $4.2 million of net additional reinstatement premiums. Of the $23.0 million net claims deterioration, $14.3 million was in relation to Hurricane Katrina, $11.2 million to Hurricane Wilma offset by a $2.5 million favorable development for Hurricane Rita. Within this, the increase in our Hurricane Katrina loss reserves includes $13.0 million in respect of offshore energy. Taken together with other lines of specialty business, we have now exhausted, for this event, the specific reinsurance protection for our marine and energy account.

In developing our estimate of losses, we have also assumed flood damage exclusions contained in our cedent’s underlying insurance policies will be effective. We understand that various lawsuits have been filed seeking to invalidate such flood damage exclusions on various grounds, including a suit filed by the Attorney General for the State of Mississippi. If such lawsuits were successfully and extensively to invalidate the underlying flood damage exclusions, our stated liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss adjustment expenses and the valuation of our catastrophe swap contract. For a detailed discussion of our critical accounting policies please refer to our 2005 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2006 and 2005.

Gross premiums written.    For the three months ended June 30, 2006, gross premiums written decreased by 4.9% from the $549.4 million written for the comparative period in 2005. The decrease was primarily due to a 50.4% reduction in premiums in the casualty reinsurance segment which was mainly a result of a lower contribution of $26.0 million from our structured contracts and a net downward revision of $25.8 million to the ceded premium estimates on a number of U.S. casualty treaties based on updated information received from cedents.

The reductions in premiums written were partially offset by increases in gross premiums written in our other segments of $37.8 million, or 9.0%, over the comparative period in 2005 which were mainly due to increases of 76.8% in the specialty insurance and reinsurance segment which compensated for a 27.9% reduction in our insurance segment.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended June 30, 2006 decreased by $40.5 million in the quarter compared to the respective period in 2005. The decrease was mainly due to the timing of our purchase of reinsurance protection; in 2005, additional property, casualty and marine and aviation reinsurance cover was purchased in the second quarter whereas in 2006 such reinsurance protection was purchased in the first quarter.

Net premiums written.    Net premiums written for the three months ended June 30, 2006 increased by 2.8% over the equivalent period in 2005. The increase was due to a reduction in reinsurance purchased in the quarter compared to the comparative period in 2005. Total reinsurance costs for the first six months of 2006 have increased compared to the equivalent period in 2005 but a greater proportion of the 2006 programme was purchased in the first quarter.

Gross premiums earned.    Gross premiums earned for the three months ended June 30, 2006 represented 97.3% of gross premiums written, and for the three months ended June 30, 2005 represented 83.4% of gross premiums written. The lower ratio observed in 2005 reflected the relatively high rate of growth in gross written premiums in 2005, compared to a downward trend in the first half of 2006.

Net premiums earned.    Net premiums earned for the three months ended June 30, 2006 represented 85.8% of net premiums written. Net premiums earned for the three months ended June 30, 2005 represented 81.2% of net premiums written. The $34.0 million increase was due to the significant increase in premiums written in 2005 compared to 2004 now being reflected in earned premiums as discussed above in relation to gross premiums earned.

Insurance losses and loss adjustment expenses.    The loss ratio for the three months ended June 30, 2006 increased from 49.6% in 2005 to 52.2% in 2006 which together with a small increase in net earned premiums drove a 14.2% increase in insurance losses and loss adjustment expenses compared to the three months ended June 30, 2005. The charge for the period has been reduced by $28.2 million (2005 — $11.5 million) due to a reduction in prior year loss reserves. The underlying loss ratio, excluding the impact of prior year reserve releases, showed a larger increase from 52.5% to 58.7%, largely attributable to increases in reinsurance costs, changes in business mix, an aviation loss in the quarter of $7.4 million and a $3.5 million commercial property loss. Paid claims in the period were $287.1 million (2005 — $122.7 million). Of the total gross reserves for unpaid losses of $2,957.9 million as at June 30, 2006, a total of $1,329.5 million, or 44.9%, represented IBNR claims.

Policy acquisition expenses.    Policy acquisition expenses for the quarter represented 19.4% of net premiums earned, and for the three months ended June 30, 2005 represented 19.5% of net premiums earned. The $6.1 million increase in policy acquisition expenses compared to the prior comparative period was due to increased net earned premiums.

Operating and administrative expenses.    Operating and administrative expenses for the period increased by 44.8% compared to the comparative prior period, which principally related to increased investment in support functions as we have expanded our operations and higher staffing levels associated with our newer lines of business.

We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2006 and 2005. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended June 30, 2006	For the three months ended June 30, 2005
Policy acquisition expenses	16.4%	16.8%
Operating and administrative expenses	8.4%	6.5%
Gross expense ratio	24.8%	23.3%
Effect of reinsurance	4.6%	3.7%
Total net expense ratio	29.4%	27.0%

Net investment income.    Net investment income increased by 84.1% over the comparative quarter in 2005. The increase was driven by rising interest rates and a 37.8% increase in our total cash and investments from $3,307.8 million as at June 30, 2005 to $4,556.8 million as at June 30, 2006. The fixed income portfolio book yield at the end of the quarter was 4.40% and the market yield was 5.34%. The duration of our fixed income portfolio at June 30, 2006 was 3.14 years compared to 2.90 years as of December 31, 2005. The aggregate portfolio book yield at the end of the quarter was 4.29% with a market yield of 5.06% and duration of 2.63 years.

Income before tax.    Income before tax for the three months ended June 30, 2006 was $127.2 million, including underwriting income of $79.0 million, investment returns including gains and losses of $46.2 million, interest expense on loans of $4.0 million and exchange gains and other expenses of $6.0 million. The $17.6 million increase in income before tax for the period is due to the increase in net investment income partially offset by the increase in the combined ratio in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Income tax expense.    Income tax expense for the three months ended June 30, 2006 was $25.4 million. Our consolidated tax rate for the three months ended June 30, 2006 was 20.0% (2005 —

23.5%). As required by FAS 109 and APB 28, this is an estimate of the tax rate which will apply to our pre-tax income for the whole of 2006 and anticipates that a greater proportion of the Company's profit for the year will accrue from our Bermudian operations. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income.    Net income for the three months ended June 30, 2006 was $101.8 million, equivalent to $1.04 earnings per basic ordinary share adjusted for the $3.2 million preference share dividend and $1.01 fully diluted adjusted earnings per ordinary share adjusted for the preference share dividend on the basis of the weighted average number of ordinary shares in issue during the three months ended June 30, 2006. Net income after tax for the three months ended June 30, 2005 was $83.8 million.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Our four segments are property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. Management uses a number of measures to monitor the performance of the segments including the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. Our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. Indirect general and administrative expenses are allocated to segments based on each segment's estimated consumption of the related support and infrastructure costs which in many cases is estimated by reference to relative gross premium volumes. The loss ratio is calculated by dividing losses and loss expenses by net premiums earned. The expense ratio is calculated by dividing policy acquisition, operating and administrative expenses by net premiums earned. The combined ratio is the sum of the loss ratio and expense ratio.

Refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended June 30, 2006 and 2005.

For the Three Months Ended June 30, 2006 and the Three Months Ended June 30, 2005

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We have written no significant retrocession business in this quarter.

Gross premiums written.    Gross premiums written for our property reinsurance segment increased by 0.9% compared to the three months ended June 30, 2005. This small increase does not reflect the fact that we have experienced significant rate increases in the quarter which has allowed us to reduce our peak exposures in this business class following the 2004 and 2005 hurricanes while maintaining premium volume. The 77.5% increase in gross premiums written in our treaty catastrophe line of business reflected our strategy of holding back catastrophe capacity in the first quarter of 2006 in favour of writing better priced catastrophe exposed business in the second quarter.

The table below shows our gross premiums written for each line of business for the three months ended June 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended June 30, 2006		For the three months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
Treaty catastrophe	$101.7	77.5%	$57.3
Treaty risk excess	61.3	(11.9)%	69.6
Treaty pro rata	31.0	(52.5)%	65.3
Property facultative	11.5	(6.3)%	1.6
Total	$195.5	0.9%	$193.8

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 33.3% of net earned premiums for the three months ended June 30, 2006. This compares to a 21.9% loss ratio in 2005. The 11.4 percentage point increase in the loss ratio over the comparative period in 2005 is partly accounted for by reserve strengthening of $10.2 million in the quarter representing 7.1 percentage points which compares to a reserve strengthening of only 2.8 percentage points in the second quarter of 2005. The balance of the increase is largely accounted for by higher initial selected attritional loss ratios applied to the risk excess and pro rata lines. There were no major catastrophe losses in the quarter or in the corresponding quarter of 2005.

Policy acquisition, operating and administrative expenses.    Total expenses were $49.2 million for the three months ended June 30, 2006 equivalent to 34.4% of net premiums earned. The increase of $6.2 million in expenses over the comparative period reflected the increase in the proportion of operating and administrative expenses allocated to the property reinsurance segment which better reflects the costs for actuarial and risk management staff to reserve, model and price the business and the costs incurred in retaining underwriting staff based in Bermuda.

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

Gross premiums written.    Gross premiums written for our casualty reinsurance segment decreased by 50.4% compared to the three months ended June 30, 2005. This was mainly a result of (i) a lower contribution of $26.0 million from our structured contracts, (ii) a net downward revision of $25.8 million to the ceded premium estimates on a number of U.S. casualty treaties based on updated information received from cedents and (iii) non-renewals on certain of our international casualty contracts.

The table below shows our gross premiums written for each line of business for the three months ended June 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended June 30, 2006		For the three months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
U.S. treaty (including structured risks)	$34.5	(61.4)%	$89.4
Non-U.S. treaty	21.5	(35.0)%	33.1
Casualty facultative	7.8	27.9%	6.1
Total	$63.8	(50.4)%	$128.6

Losses and loss adjustment expenses.    Losses and loss adjustment expenses decreased by 54.1% over the three months ended June 30, 2005 which were almost entirely accounted for by prior year reserve releases as further discussed below under ‘‘Reserves for losses and loss expenses’’.

Policy acquisition, operating and administrative expenses.     Total expenses decreased by 6.4% over the three months ended June 30, 2005 and were equivalent to 25.8% of net earned premiums. The $1.9 million decrease was due to the reduction in estimated premiums offset by an increase in average acquisition rates associated with the greater proportion of earned premiums being derived from U.S. casualty treaties which attract higher commission rates than international casualty.

Specialty Insurance and Reinsurance

Our specialty insurance segment mainly comprises marine and energy and aviation insurance written by Aspen Re. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$135.1	$32.9	$168.0
Net premiums written	132.2	37.4	169.6
Gross premiums earned	90.3	26.3	116.6
Net premiums earned	74.2	26.8	101.0
Losses and loss adjustment expenses	(70.5)	(13.6)	(84.1)
Policy acquisition, operating and administration expenses	(21.7)	(6.8)	(28.5)
Underwriting profit /(loss)	$(18.0)	$6.4	$(11.6)
Ratios
Loss ratio	95.0%	50.8%	83.2%
Expense ratio	29.3%	25.2%	28.2%
Combined ratio	124.3%	76.0%	111.4%

	Three Months Ended June 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$53.4	$41.6	$95.0
Net premiums written	44.6	41.7	86.3
Gross premiums earned	37.8	34.7	72.5
Net premiums earned	28.0	31.6	59.6
Losses and loss adjustment expenses	(25.0)	(6.8)	(31.8)
Policy acquisition, operating and administration expenses	(8.0)	(6.5)	(14.5)
Underwriting profit /(loss)	$(5.0)	$18.3	$13.3
Ratios
Loss ratio	89.3%	21.5%	53.4%
Expense ratio	28.6%	20.6%	24.3%
Combined ratio	117.9%	42.1%	77.7%

Gross premiums written.    Gross premiums written increased by 76.8% compared to the three months ended June 30, 2005. The increase reflects an increase of $54.7 million in marine and energy insurance premiums and a $27.0 million increase in aviation premiums offset by an $8.7 million reduction in specialty reinsurance business. The increase in marine insurance was dominated by a $35.9 million increase in marine energy business where we have experienced significant premium increases following the 2005 hurricanes. The significant increase in aviation insurance business was due to the fact that our aviation team was only established in early 2005 and did not commence underwriting significant volumes until after June 30, 2005.

The table below shows our gross premiums written for each line of business for the three months ended June 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the three months ended June 30, 2006		For the three months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$36.8	46.0%	$25.2
Energy property insurance	50.5	245.9%	14.6
Marine hull	19.0	61.0%	11.8
Aviation insurance	28.8	1,500.0%	1.8
Specialty reinsurance	32.9	(20.9)%	41.6
Total	$168.0	76.8%	$95.0

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 83.2% of net premiums earned for the three months ended June 30, 2006. The $52.3 million increase over the comparative period in 2005 was due to the establishment of loss reserves for the 69.5% increase in net premiums earned and the impact from a $7.5 million prior period strengthening due to a $9.4 million deterioration in 2005 hurricane reserves partially offset by a $1.9 million favorable development from other reserves. We also suffered an aviation loss of $7.4 million in the quarter.

Policy acquisition, operating and administrative expenses.    As the earned premium of this segment increases, and the segment represents a greater proportion of total earned premium, its share of central and administrative expenses has increased by 3.9 percentage points over the comparative period.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is composed of U.K. commercial property insurance and U.S. excess and surplus lines property business written through Aspen Specialty. Towards the end of 2005, we hired an international property facultative reinsurance team which writes U.K. and worldwide individual risks. In the second quarter on May 11, 2006, we also opened a branch office of Aspen Re in Paris which will write property facultative business in continental Europe.

The commercial liability line of business consists of U.K. employers' and public liability insurance and U.S. casualty insurance written on a surplus lines basis by Aspen Specialty.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance in this segment for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$45.2	$49.9	$95.1
Net premiums written	35.1	46.4	81.5
Gross premiums earned	36.6	60.1	96.7
Net premiums earned	24.6	52.7	77.3
Losses and loss adjustment expenses	(15.8)	(35.5)	(51.3)
Policy acquisition, operating and administration expenses	(8.5)	(12.2)	(20.7)
Underwriting profit	$0.3	$5.0	$5.3
Ratios
Loss ratio	64.2%	67.4%	66.3%
Expense ratio	34.6%	23.1%	26.8%
Combined ratio	98.8%	90.5%	93.1%

	Three Months Ended June 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$53.7	$78.3	$132.0
Net premiums written	42.5	71.9	114.4
Gross premiums earned	24.0	64.5	88.5
Net premiums earned	17.2	58.2	75.4
Losses and loss adjustment expenses	(11.6)	(33.3)	(44.9)
Policy acquisition, operating and administration expenses	(5.9)	(13.7)	(19.6)
Underwriting profit /(loss)	$(0.3)	$11.2	$10.9
Ratios
Loss ratio	67.4%	57.2%	59.5%
Expense ratio	34.3%	23.6%	26.0%
Combined ratio	101.7%	80.8%	85.5%

Gross premiums written.    Gross premiums written in this segment for the three months ended June 30, 2006 decreased by 28.0% from the comparative period in 2005. The $36.9 million decrease was primarily attributable to decreases in property and liability premiums written in the U.K. as a result of increased competition and downward rate pressures in the U.K. market.

The table below shows our gross premiums written for each line of business for the three months ended June 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended June 30, 2006		For the three months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
U.K. commercial property	$21.5	(15.4)%	$25.4
U.S. commercial property	20.1	(4.7)%	21.1
International property	3.6	(50.7)%	7.3
U.K. commercial liability	27.0	(52.9)%	57.3
U.S. commercial liability	22.9	9.6%	20.9
Total	$95.1	(28.0)%	$132.0

Losses and loss adjustment expenses.    The increase of $6.4 million in losses and loss adjustment expenses was due to a $3.5 million international property facultative loss, a $2.4 million adverse development on 2005 hurricanes, a $0.9 million prior period strengthening of property reserves offset by a $7.5 million prior period release from our casualty lines of business, compared to $2.1 million and $4.2 million prior period releases for property and casualty insurance, respectively, in the comparative period.

Policy acquisition, operating and administrative expenses.    Total expenses were $20.7 million for the three months ended June 30, 2006, equivalent to 26.8% of net premiums earned. The expenses represented a 5.6% increase over the prior period in 2005. The increase was due to the 2.5% increase in net premiums earned (which has a commensurate increase in acquisition expenses earned) and as a result of general increases in central and administrative costs.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2006 and 2005.

Gross premiums written.    For the six months ended June 30, 2006, gross premiums written decreased by 11.3% over the comparative period. This was due to a:

•	15.4% reduction in premiums in the casualty reinsurance book as a result of:

•    reductions in total premiums written in our U.S. casualty lines;

•    no new significant structured contracts; and

•    non-renewal of certain international casualty contracts;

•	28.1% reduction in property reinsurance premiums following our decision to reduce peak exposures in this class; and

•	reduction in our property and casualty insurance segment as a result of a more competitive market in the U.K.

Reinsurance ceded.    Reinsurance premiums ceded for the six months ended June 30, 2006 increased by 6.2% as a result of the additional costs of reinsurance protection following the hurricanes of 2005, partially offset by some reductions in the amount of reinsurance cover purchased.

Net premiums written.    Net premiums written for the six months ended June 30, 2006 were $952.0 million. This represented a 14.9% decrease over the equivalent period in 2005 and was a consequence of the decrease in gross premiums written and the increase in reinsurance costs.

Net premiums earned.    Net premiums earned for the six months ended June 30, 2006 were $831.6 million, an increase of 7.5% over the comparative period and consistent with the increase in premiums written in the later part of 2005 earning through in 2006.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the six months ended June 30, 2006 were $456.2 million or 54.8% of net earned premiums, not significantly different from the loss ratio of 52.1% for the first half of 2005. There were no major catastrophe losses in the period but there was a fire loss in our U.K. commercial property account of $11.4 million, net of reinsurance, in the first quarter and an aviation loss of $7.4 million in the second quarter from the destruction of three planes in a hangar fire. Prior year reserve releases in the first half of 2006 were $45.7 million compared to $24.0 million in the first half of 2005.

Policy acquisition and administrative expenses.    Policy acquisition and administrative expenses for the six months ended June 30, 2006 represented 31.0% of net premiums earned. This represented a 4.3 percentage point increase over the six months ended June 30, 2005 which expenses were 26.7% of net premiums earned. The increase in expense ratio reflected the increase in policy acquisition ratio due to changes in business mix, increased reinsurance costs reducing the denominator of the calculation and a $22.1 million increase in general and administrative expenses. The 37.4% increase in general and administrative expenses was mainly attributable to increased staff and premises costs. The changes are summarized in the following table which shows the components of the expense ratio expressed as proportions of the gross earned premiums and then the effect of reinsurance in arriving at the net expense ratio when expressed as a proportion of net earned premiums.

	Expense Ratios
	For the six months ended June 30, 2006	For the six months ended June 30, 2005
Policy acquisition expenses	17.6%	16.5%
Operating and administrative expenses	8.1%	6.6%
Gross expense ratio	25.7%	23.1%
Effect of reinsurance	5.3%	3.6%
Total net expense ratio	31.0%	26.7%

Net investment income.    Net investment income of $94.4 million for the six months ended June 30, 2006 represented an increase of 79.5% over the $52.6 million earned in the six months ended June 30, 2005. The increase was due to rising portfolio book yield, as well as a $1,249.0 million increase in the value of cash and investments held in the twelve months since June 30, 2005.

Income before tax.    Income before tax for the six months ended June 30, 2006 was $204.5 million, compared to $199.5 million for the six months ended June 30, 2005. The increase was due to increased investment income offset by a reduction in underwriting profits.

Income tax expense.    Income tax expense for the six months ended June 30, 2006 was $40.9 million. Our consolidated tax rate for the six months ended June 30, 2006 reduced to 20.0%, from 22.9% for the six months ended June 30, 2005. As required by FAS 109 and APB28, this is an estimate of the tax rate which will apply to our pre-tax income for the whole of 2006 and anticipates that a greater proportion of the Company's profit for the year will accrue from our Bermudian operations. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income.    Net income for the six months ended June 30, 2006 was $163.6 million, equivalent to $1.64 earnings per basic share adjusted for preference share dividend and $1.61 fully diluted earnings per share adjusted for preference share dividend on the basis of the weighted average number of shares in issue during the six months ended June 30, 2006.

Underwriting Results by Operating Segments

Refer to tables in Note 5 in our unaudited financial statements in this report for a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our four business segments for the six months ended June 30, 2006 and 2005.

For the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Property Reinsurance

Gross premiums written.    Gross premiums written for the six months ended June 30, 2006 decreased by 28.1% over the equivalent period in 2005. The overall reduction was due to our strategy of holding back catastrophe capacity in the first quarter of 2006 in favour of writing better priced catastrophe exposed business in the second and third quarters. It also related to our planned overall reduction in catastrophe exposures to the extent that this reduction was not offset by higher prices.

The table below shows our gross premiums written for each line of business for the six months ended June 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the six months ended June 30, 2006		For the six months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
Treaty catastrophe	$191.7	(13.4)%	$221.3
Treaty risk excess	100.8	(41.6)%	172.7
Treaty pro rata	60.9	(40.6)%	102.5
Property facultative	5.0	117.4%	2.3
Total	$358.4	(28.1)%	$498.8

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 38.1% of net earned premiums. The increase from a 32.2% loss ratio for the six months ended June 30, 2005 was mainly due to $18.7 million of prior year reserve strengthening in 2006, compared to a $3.1 million prior year increase in loss reserves in 2005. The increase in reserve strengthening was mainly due to claims deterioration in 2006 as a result of the 2005 hurricanes.

Policy acquisition, operating and administrative expenses.    Total expenses were $98.6 million for the six months ended June 30, 2006, equivalent to 39.4% of net earned premiums. The increase from $89.9 million or 31.7% of net premiums earned, for the six months ended June 30, 2005 reflected the increase in the proportion of administrative expenses allocated to the property reinsurance segment which better reflected the costs for actuarial and risk management staff to reserve, model and price the business and the costs incurred in retaining Bermudian underwriting staff, as well as the increased reinsurance costs attributed to this segment.

Casualty Reinsurance

Gross premiums written.    Gross premiums written for the six months ended June 30, 2006 decreased by 15.4% over the equivalent period in 2005. The overall decrease partly reflected volatile deal flow in our structured risk business but also included $12.5 million in respect of net reductions in estimated ceded premiums recorded in prior years.

The table below shows our gross premiums written for each line of business for the six months ended June 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the six months ended June 30, 2006		For the six months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
U.S. treaty (including structured risks)	$197.6	(15.4)%	$233.5
Non-U.S. treaty	127.3	(19.2)%	157.6
Casualty facultative	14.3	44.4%	9.9
Total	$339.2	(15.4)%	$401.0

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $128.3 million for the six months ended June 30, 2006 representing a decrease of 22.5% over the six months ended June 30, 2005. The $37.3 million decrease was due to prior year reserve releases in the first half of $47.0 million as described under the heading ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $63.8 million for the six months ended June 30, 2006, equivalent to 27.0% of net earned premiums, a 4.5 percentage point increase over the six months ended June 30, 2005. The increase in expense ratio reflected the higher commission rates applied to the U.S. casualty business earning in the period and an increased allocation of general administrative expenses to casualty reinsurance.

Specialty Insurance and Reinsurance

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$247.1	$75.1	$322.2
Net premiums written	202.0	73.2	275.2
Gross premiums earned	180.1	49.4	229.5
Net premiums earned	148.6	48.2	196.8
Losses and loss adjustment expenses	(109.5)	(19.1)	(128.6)
Policy acquisition, operating and administration expenses	(44.0)	(12.9)	(56.9)
Underwriting profit/(loss)	$(4.9)	$16.2	$11.3
Ratios
Loss ratio	73.7%	39.6%	65.3%
Expense ratio	29.6%	26.7%	28.9%
Combined ratio	103.3%	66.3%	94.2%

	Six Months Ended June 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$163.2	$81.2	$244.4
Net premiums written	142.4	80.5	222.9
Gross premiums earned	60.6	59.6	120.2
Net premiums earned	46.9	58.7	105.6
Losses and loss adjustment expenses	(37.9)	(15.1)	(53.0)
Policy acquisition, operating and administration expenses	(13.3)	(11.8)	(25.1)
Underwriting profit/(loss)	$(4.3)	$31.8	$27.5
Ratios
Loss ratio	80.8%	25.7%	50.2%
Expense ratio	28.4%	20.1%	23.8%
Combined ratio	109.2%	45.8%	74.0%

Gross premiums written. Gross premiums written increased by 31.8% compared to the six months ended June 30, 2005, with most of the increase attributable to new aviation business written in the period and very significant price increases in energy offshore risks, particularly in the Gulf of Mexico.

The table below shows our gross premiums written for each line of business for the six months ended June 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the six months ended June 30, 2006		For the six months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$83.9	(15.1)%	$98.8
Energy property insurance	65.6	120.9%	29.7
Marine hull	38.2	27.8%	29.9
Aviation insurance	59.4	1,137.5%	4.8
Specialty reinsurance	75.1	(7.5)%	81.2
Total	$322.2	31.8%	$244.4

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 65.3% of net earned premiums for the six months ended June 30, 2006. The $75.6 million increase compared to the six months ended June 30, 2005 was due to the establishment of loss reserves for the $91.2 million increase in net premiums earned partially offset by a $1.2 million prior period reserves release, which was due to a $12.6 million deterioration in 2005 hurricane reserves offset by a $13.8 million favorable development from other reserves.

Policy acquisition, operating and administrative expenses.    The $31.8 million increase in expenses from the six months ended June 30, 2005 reflected the expenses associated with the increases in earned premium, the change in business mix and the general increase in operating and administrative expenses. The comparative period in 2005 also benefited from a $1.4 million reduction in commissions from the Wellington 2003 quota share agreement, which was not replicated in the second quarter of 2006.

Property and Casualty Insurance

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$73.8	$107.5	$181.3
Net premiums written	30.0	96.0	126.0
Gross premiums earned	72.0	119.1	191.1
Net premiums earned	43.7	104.6	148.3
Losses and loss expenses	(39.3)	(64.8)	(104.1)
Policy acquisition, operating and administration expenses	(14.9)	(23.5)	(38.4)
Underwriting profit/(loss)	$(10.5)	$16.3	$5.8
Ratios
Loss ratio	89.9%	61.9%	70.2%
Expense ratio	34.1%	22.5%	25.9%
Combined ratio	124.0%	84.4%	96.1%

	Six Months Ended June 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$77.7	$131.6	$209.3
Net premiums written	48.8	116.4	165.2
Gross premiums earned	51.8	130.6	182.4
Net premiums earned	38.4	116.7	155.1
Losses and loss expenses	(19.7)	(73.7)	(93.4)
Policy acquisition, operating and administration expenses	(12.3)	(27.4)	(39.7)
Underwriting profit	$6.4	$15.6	$22.0
Ratios
Loss ratio	51.3%	63.1%	60.2%
Expense ratio	32.0%	23.5%	25.6%
Combined ratio	83.3%	86.6%	85.8%

Gross premiums written.    Gross premiums written for the six months ended June 30, 2006 decreased by 13.4% from the six months ended June 30, 2005. This decrease was due to greater competition in the U.K. resulting in pressure on premiums and our underwriters adopting a defensive posture in response, reducing our top line and declining a number of risks to maintain pricing integrity and the quality of our account.

The table below shows our gross premiums written for each line of business for the six months ended June 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the six months ended June 30, 2006		For the six months ended June 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
U.K. commercial property	31.1	11.1%	28.0
U.S. commercial property	38.1	(0.3)%	38.2
International property	4.6	(60.0)%	11.5
U.K. commercial liability	62.2	(32.0)%	91.5
U.S. commercial liability	45.3	13.0%	40.1
Total	181.3	(13.4)%	209.3

Losses and loss adjustment expenses.    Losses and loss adjustment expenses were $104.1 million for the six months ended June 30, 2006 including $16.2 million prior period releases (2005 — $12.5 million). The accident period loss ratio for property insurance of 89.9%, would be 91.3% excluding prior year reserve releases of $0.6 million, whereas for the first six months of 2005 the prior period reserve releases had a greater impact on the loss ratio which was 51.3%, and would have been 72.1% excluding prior period reserve releases of $8.0 million. In addition, property insurance suffered two large losses totaling approximately $14.9 million in the six months ended June 30, 2006 which contributed 34.1 percentage points to the loss ratio, whereas in the comparative period there were no large losses. For the liability insurance account, even though there was a significantly greater reserve release of $15.7 million in this period compared to releases of $4.5 million in the comparative period, the loss ratio did not improve significantly because of the higher initial loss ratio placed on employers’ liability business as a result of reduced premiums charged on the same level of exposure.

Policy acquisition, operating and administrative expenses.    Total expenses were $38.4 million for the six months ended June 30, 2006, equivalent to 25.9% of net earned premiums, a small increase over the six months ended June 30, 2005.

Reserves for Losses and Loss Expenses

As of June 30, 2006, we had total net loss and loss adjustment expense reserves of $1,844.9 million. This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,957.9 million at the balance sheet date of June 30, 2006 a total of $1,329.5 million or 44.9% represented IBNR claims.

	As at June 30, 2006
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$947.8	$(564.4)	$383.4
Casualty Reinsurance	815.7	(9.8)	805.9
Specialty Insurance and Reinsurance	621.1	(330.1)	291.0
Property and Casualty Insurance	573.3	(208.7)	364.6
Total Losses and loss expense reserve	$2,957.9	$(1,113.0)	$1,844.9

For the six months ended June 30, 2006, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $45.7 million. An analysis of this reduction by line of business is as follows:

	As at June 30, 2006	As at June 30, 2005
	($ in millions)
Property Reinsurance	$(18.7)	$(3.1)
Casualty Reinsurance	47.0	(0.7)
Specialty Insurance and Reinsurance	1.2	15.3
Property and Casualty Insurance	16.2	12.5
Total Losses and loss expense reserve	$45.7	$24.0

The key elements which gave rise to the net favourable development during the six months ended June 30, 2006 were as follows:

Property Reinsurance: Adverse development on the estimated provisions for 2005 hurricane losses has given rise to a strengthening in reserves of $22.1 million which has been partially offset by favourable development of $3.4 million on the non-hurricane risk excess losses.

Casualty Reinsurance: The release of $47.0 million from casualty reinsurance reserves includes $13.0 million attributable to a lower assessment of ceded exposures related to a net $12.5 million reduction in prior period premium estimates on a number of U.S. casualty treaties based on updated information received from cedents. Of the remaining $34.0 million, $21.5 million related to non-U.S. business and the balance to U.S. treaty business. In both the non-U.S. and U.S. businesses we are experiencing better development patterns than we had expected at this stage compared to historical experience. Our own development experience, particularly in U.S. medical malpractice and workers' compensation, is consistent with trends emerging in industry benchmarks. The releases from the second quarter of 2006 were $39.4 million.

Specialty Insurance and Reinsurance: The $1.2 million reduction in net specialty insurance and reinsurance reserves was due to favorable development on the Syndicate 2020/3030 quota shares in 2002 and 2003 and better than expected claims development on our specialty reinsurance account offset by $5.8 million net deterioration on our marine insurance account. The $5.8 million net deterioration from the marine and energy account was due to $12.6 million adverse development on 2005 marine energy hurricane losses partially offset by favourable movements in the marine hull and liability classes.

Property and Casualty Insurance: The $16.2 million total release was due to a $3.8 million commercial property reserves release due to additional reinsurance recoveries on prior period reserves, a $14.1 million release from the U.K. liability class due to much better than expected experience on 2004 accident year policies and a $1.5 million release from the worldwide property account following a favorable settlement on an outstanding loss.

Our quarterly reserving process currently includes an independent review by a firm of consulting actuaries. Having factored in the uncertainties impacting the reserves for our book of business, our consulting actuaries concluded that our reserves as at June 30, 2006 lie within a range of reasonable best estimates.

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

For a more detailed description see ‘‘Management’s Discussion and Analysis — Critical Accounting Policies — Reserves for Losses and Loss Expenses,’’ included in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission.

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

Our aggregate cash and invested assets as of June 30, 2006 were $4.6 billion, compared to aggregate invested assets and cash of $4.4 billion as of December 31, 2005. The increase in invested assets since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by claims, policy acquisition expenses, reinsurance premiums and operating and administrative expenses paid.

Total net cash flow from operations from December 31, 2005 through June 30, 2006 was $148.5 million, a reduction from $378.7 million in the prior year period. The reduction was a result of significant claims having been paid in the period, particularly in respect of 2004 and 2005 hurricanes. For the six months ended June 30, 2006, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On June 21, 2006, we paid a dividend of $0.15 per ordinary share to shareholders of record on June 9, 2006. A dividend totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) was also declared. This amount has been paid to our dividend disbursing agent, and was paid on July 1, 2006 to all Perpetual PIERS holders of record on June 15, 2006.

Our contractual obligations other than our obligations to employees consist mainly of amounts outstanding under our senior notes, reserves relating to our insurance and reinsurance contracts and operating leases. Note 6 to the unaudited condensed consolidated financial statements summarises amounts outstanding under our contractual obligations as of June 30, 2006.

As at June 30, 2006 we have provided collateral or other security to policyholders totaling $1,840.1 million and made up of:

	As at June 30, 2006	As at December 31, 2005
	($ in millions)
Assets held in multi-beneficiary trusts	$1,124.4	$1,049.9
Assets held in single beneficiary trusts	49.0	48.3
Letters of credit issued under our revolving credit facilities (1)	318.9	309.4
Secured letters of credit	242.2	211.6
Assets held in other trusts	105.6	93.4
Total	$1,840.1	$1,712.6
Total as % of cash and invested assets	40.4%	38.6%

(1)	Letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the the Company's subsidiaries under a pledge agreement.

Almost all of the collateral and other security shown above is provided for the benefit of U.S. cedents in pursuance of our contractual obligations. This enables the beneficiaries to take credit for the amounts they expect to recover from us in their statutory returns. Such arrangements are usual in respect of non-U.S. reinsurers.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events such as Hurricanes Katrina, Rita and Wilma, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor's, A.M. Best Company (‘‘A.M. Best’’) or Moody's Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General's office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma, and the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers' credit quality, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk.    Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting fixed income investments with characteristics that take into account the average duration of the group’s liabilities.

Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. The portfolio is actively managed and trades are made to balance our exposure to interest rates.

As at June 30, 2006, our fixed income portfolio had an approximate duration of 3.14 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	-100	-50	0	50	100
	($ in thousands, except percentages)
Market value $ in thousands	$4,325,711	$4,264,606	$4,203,700	$4,143,374	$4,083,887
Gain/(loss) $ in thousands	$122,011	$60,906	$0	$(60,326)	$(119,813)
Percentage of portfolio	2.90%	1.45%	0.00%	(1.44)%	(2.85)%

Equity risk.    We own two funds of hedge funds totaling $151 million at June 30, 2006, which were 3.3% of our invested assets. These fund of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consist of diverse strategies and securities.

To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general. The funds in which we have invested, have historically exhibited between an eighth and a quarter of the volatility of the S&P 500 Index.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of June 30, 2006, approximately 79% of our cash and investments are held in U.S. Dollars, approximately 15% are in British Pounds and approximately 6% are in currencies other than the U.S. Dollar and the British Pound. For the six months ended June 30, 2006, 12.5% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2006. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2006, would have impacted reported net comprehensive income by approximately $4.2 million for the six months ended June 30, 2006.

We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at June 30, 2006.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Under our policy, no more than 5% of the fixed-income securities in our investment portfolio may be rated below ‘‘A−’’. As at June 30, 2006, the average rate of fixed income securities in our investment portfolio was ‘‘AAA’’. In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds and from whom we receive premiums, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of ‘‘A’’ (Excellent), the third highest of fifteen rating levels, or better by

A.M. Best and the minimum rating of any of our material reinsurers is ‘‘A−’’ (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

We are also exposed to the credit risk of our reinsurers. The following table shows our reinsurance recoverables by amount and percentage of total, as rated by S&P and A.M. Best, as at June 30, 2006:

	As at June 30, 2006
	($ in millions except for percentages)
S&P
AAA	$106.2	9.5%
AA+	2.6	0.2%
AA	0.0	0.0%
AA−	119.0	10.7%
A+	127.8	11.5%
A	395.6	35.6%
A−	212.6	19.1%
BBB+	0.0	0.0%
Fully collaterised	76.6	6.9%
Not rated	72.6	6.5%
	$1,113.0	100.0%
A.M. Best
A++	$106.2	9.5%
A+	156.0	14.0%
A	500.0	45.0%
A−	212.6	19.1%
B+	0.0	0.0%
Fully collaterised	76.6	6.9%
Not rated	61.6	5.5%
	$1,113.0	100.0%

With respect to our reinsurance recoverables, our reinsurers are due $92.5 million from us in reinstatement premiums, and we have received $63.6 million in outstanding claims advances. As a result, our net exposure on our reinsurance recoverables is $956.9 million, as at June 30, 2006.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2005, we successfully transitioned to a new financial reporting ledger system. We are in the process of finalizing the implementation of a new underwriting system that is expected to be complete during 2006. Later in 2006, the new underwriting system will automatically interface with the new financial reporting ledger. The introduction of the new systems is the final stage of the process to improve functionality and transition away from the IT facilities and services previously provided by Wellington.

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

Changes in Internal Control over Financial Reporting

The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 4 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cashless basis at the exercise price as described in Note 4 to our financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Date Issued	Number of Shares Issued
June 15, 2006	50

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

(a) Our 2006 Annual General Meeting of Shareholders was held on May 25, 2006.

(b) Proxies were solicited by our management in connection with our 2006 Annual General Meeting.

(c) The following matters were voted upon at the Annual General Meeting with the voting results indicated. Paragraphs (5) through (9) below relate to matters concerning the Company’s subsidiaries. The Company’s Bye-Law 84 provides that if the Company is required or entitled to vote at a general meeting of any of its subsidiaries organized under the laws of a jurisdiction outside the United States of America (each, a ‘‘Non-U.S. Subsidiary’’) the Board will refer the subject matter of the vote to the Shareholders of the Company in a general meeting of the Company.

(1)    Proposal Regarding Election of Class II Directors

Our Bye-Laws provide for a classified board of directors, divided into three classes. At the 2006 Annual General Meeting, the Shareholders elected three of our Class II Directors, who shall serve until our 2009 Annual General Meeting.

Nominee	Votes For	Votes Against
Paul Myners	55,505,896	15,355,610
Julian Cusack	67,711,708	3,149,798
Norman Rosenthal.	69,254,432	1,607,074

As described in our proxy statement, Julian Avery, Ian Cormack, Prakash Melwani and Kamil Salame are Class III directors and will serve on our Board of Directors until the annual general meeting in 2007. Christopher O’Kane, Heidi Hutter and David Kelso are Class I directors and will serve on our Board of Directors until our annual general meeting in 2008.

(2) Proposal Regarding Appointment of an Independent Registered Public Accounting Firm

Our Shareholders voted to approve the appointment of KPMG Audit Plc (‘‘KPMG’’) as our independent registered public accounting firm for the 2006 fiscal year, and have authorized the Company’s Board of Directors through the Audit Committee to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,199,637	489,740	172,129

(3) Proposals Regarding Amendments to the Amended and Restated Bye-Laws of the Company

The Board of Directors unanimously determined at its meeting held on February 16, 2006 that it is in the best interests of the Company and its Shareholders to amend Bye-Law 87 of our Amended and Restated Bye-Laws. Our Shareholders voted to approve the amendment to Bye-Law 87 to require directors who are 70 years of age or older to stand for re-election each year, rather than the three-year term applicable to all other directors.

Votes For	Votes Against	Votes Abstained
70,332,484	511,130	17,892

(4) Proposals Regarding Adoption of the Company’s 2006 Stock Option Plan for Non-Employee Directors

Our shareholders voted to approve the adoption of the Company’s 2006 Stock Option Plan for non-employee directors, as approved by our Board of Directors on February 16, 2006. Following such approval, the Company filed the 2006 Stock Option Plan for non-employee directors on its current report on Form 8-K dated May 26, 2006.

Votes For	Votes Against	Votes Abstained
69,895,023	958,031	8,452

(5) Proposals Regarding Various Matters Concerning Aspen Re, a wholly owned insurance company organized under the laws of England and Wales

At the 2006 Annual General Meeting, the Shareholders elected nine nominees as designated company directors who will serve as Aspen Re directors.

Nominee	Votes For	Votes Against
Paul Myners	69,666,899	1,194,607
Christopher O’Kane	69,496,522	1,364,984
Ian Campbell	69,496,621	1,364,885
Ian Cormack	69,496,622	1,364,884
Marek Gumienny	69,666,899	1,194,607
Richard Keeling	69,666,899	1,194,607
David May	69,496,622	1,364,884
Sarah Davies	69,497,102	1,364,404
Heidi Hutter	69,667,379	1,194,127

At the 2006 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Re to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
48,576,265	20,195,511	2,089,730

At the 2006 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Re for the 2006 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,197,343	490,634	173,529

(6) Proposals Regarding Various Matters Concerning Aspen Insurance UK Services Limited (‘‘Aspen Services’’), a wholly owned company organized under the laws of England and Wales

At the 2006 Annual General Meeting, the Shareholders elected five nominees as designated company directors who will serve as Aspen Services directors.

Nominee	Votes For	Votes Against
Christopher O’Kane	69,496,522	1,364,984
Julian Cusack	69,496,552	1,364,954
Ian Campbell	69,496,721	1,364,785
David May	69,495,822	1,365,684
Sarah Davies	69,497,102	1,364,404

At the 2006 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Services to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
48,595,890	20,187,443	2,078,173

At the 2006 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Services for the 2006 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,198,462	489,915	173,129

(7) Proposals Regarding Various Matters Concerning Aspen (UK) Holdings Limited (‘‘Aspen (UK) Holdings’’), a wholly owned intermediary holding company organized under the laws of England and Wales

At the 2006 Annual General Meeting, the Shareholders elected four nominees as designated company directors who will serve as Aspen (UK) Holdings directors.

Nominee	Votes For	Votes Against
Christopher O’Kane	69,496,522	1,364,984
Julian Cusack	69,496,451	1,365,055
Ian Campbell	69,496,622	1,364,884
Sarah Davies	69,497,102	1,364,404

At the 2006 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen (UK) Holdings to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
50,026,152	18,742,749	2,092,605

At the 2006 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen (UK) Holdings for the 2006 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,196,162	490,715	174,629

(8) Proposals Regarding Various Matters Concerning AIUK Trustees Limited (‘‘AIUK Trustees’’), a wholly owned company organized under the laws of England and Wales.

At the 2006 Annual General Meeting, the Shareholders elected five nominees as designated company directors who will serve as AIUK Trustees directors.

Nominee	Votes For	Votes Against
Ian Campbell	69,496,621	1,364,885
David Curtin	69,496,622	1,364,884
David May	69,496,622	1,364,884
Robert Mankiewitz	69,496,622	1,364,884
Christopher Woodman	69,666,899	1,194,607

At the 2006 Annual General Meeting, the Shareholders voted to authorize the directors of AIUK Trustees to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
48,598,142	20,169,934	2,093,430

At the 2006 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of AIUK Trustees for the 2006 fiscal year and to hold office until the next annual general meeting, and have authorized to the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,116,161	570,516	174,829

At the 2006 Annual General Meeting, the Shareholders voted to approve the amendment and replacement of AIUK Trustee’ articles of association to be consistent with the Company’s Bye-Laws.

Votes For	Votes Against	Votes Abstained
70,364,295	491,399	5,812

(9) Proposals Regarding Various Matters Concerning Aspen Bermuda, a wholly owned insurance company organized under the laws of Bermuda.

At the 2006 Annual General Meeting, the Shareholders elected six nominees as designated company directors who will serve as Aspen Bermuda directors and voted to authorize the board of directors of Aspen Bermuda to appoint any individual as an alternate director or as a director to fill any casual vacancy created from time to time.

Nominee	Votes For	Votes Against
Christopher O’Kane	69,496,622	1,364,884
Julian Cusack	69,496,651	1,364,855
James Few	69,496,722	1,364,784
David Skinner	69,496,621	1,364,885
Sarah Davies	69,497,002	1,364,504
Kate Vacher	69,497,102	1,364,404

At the 2006 Annual General Meeting, the Shareholders voted to approve the appointment of KPMG as the auditor of Aspen Bermuda for the 2006 fiscal year, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
69,995,493	691,384	174,629

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Amended Bye-Law 87.
31.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O'Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED (Registrant)
Date: August 8, 2006	By:	/s/ Christopher O'Kane
Christopher O’Kane Chief Executive Officer
Date: August 8, 2006	By:	/s/ Julian Cusack
Julian Cusack Chief Financial Officer