Form 10-Q
period 2006-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2006-11-03
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2006, or

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

As of November 3, 2006, there were 95,245,978 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except per share amounts)

	Notes	As at September 30, 2006	As at December 31, 2005
		(Unaudited)
ASSETS
Investments
Fixed maturities		$3,766.7	$3,046.1
Short-term investments		502.2	643.0
Other investments		150.0	—
Total investments	7	4,418.9	3,689.1
Cash and cash equivalents		411.5	748.3
Reinsurance recoverables
Unpaid losses	2	788.3	1,192.7
Ceded unearned premiums		93.8	72.7
Receivables
Underwriting premiums		814.3	541.4
Other		46.4	55.7
Deferred policy acquisition costs		166.6	156.2
Derivatives at fair value	8	12.6	40.5
Office properties and equipment		23.0	22.8
Other assets		13.9	10.2
Intangible assets		8.2	8.2
Total assets		$6,797.5	$6,537.8
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	2	$2,989.3	$3,041.6
Unearned premiums		1,032.1	868.0
Total insurance reserves		4,021.4	3,909.6
Payables
Reinsurance premiums		51.6	155.0
Taxation		69.0	32.7
Accrued expenses and other payables		85.5	139.4
Liabilities under derivative contracts	8	5.9	12.0
Total payables		212.0	339.1
Long-term debt		249.4	249.3
Total liabilities		$4,482.8	$4,498.0
SHAREHOLDERS' EQUITY
Ordinary shares 95,260,798 ordinary shares of 0.15144558¢ each (2005 — 95,209,008)		$0.1	$0.1
Additional paid-in capital		1,700.7	1,693.2
Preference shares 4,600,000 preference shares of $50 each (2005 — 4,000,000)		222.9	193.8
Retained earnings		349.5	144.2
Accumulated other comprehensive income, net of taxes		41.5	8.5
Total ordinary shareholders' equity		2,314.7	2,039.8
Total liabilities and shareholders' equity		$6,797.5	$6,537.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Notes	Three Months Ended September 30,		Nine Months Ended September 30,
		2006	2005	2006	2005
Revenues
Net premiums earned	5	$429.3	$379.4	$1,260.9	$1,153.1
Net investment income		47.3	29.4	141.7	82.0
Total revenues		476.6	408.8	1,402.6	1,235.1
Expenses
Insurance losses and loss adjustment expenses		(232.0)	(683.0)	(688.2)	(1,086.3)
Policy acquisition expenses		(78.9)	(71.1)	(255.4)	(218.4)
Operating and administration expenses		(36.8)	(31.5)	(118.0)	(90.6)
Interest on long-term loans		(4.6)	(4.3)	(12.5)	(12.2)
Realized investment (losses)		(1.0)	(1.4)	(6.1)	(1.4)
Realized exchange gains/(losses)		2.5	(3.9)	10.4	(8.7)
Other expenses		(7.1)	(4.8)	(9.6)	(9.2)
Total expenses		(357.9)	(800.0)	(1,079.4)	(1,426.8)
Income/(loss) from operations before income tax		118.7	(391.2)	323.2	(191.7)
Income tax (expense)/benefit		(23.7)	29.2	(64.6)	(16.4)
Net income/(loss)		$95.0	$(362.0)	$258.6	$(208.1)
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic		95,253,714	69,343,435	95,249,041	69,339,484
Diluted		97,321,137	69,343,435	97,238,516	69,339,484
Basic earnings per ordinary share adjusted for preference share dividend		$0.96	$(5.22)	$2.61	$(3.00)
Diluted earnings per ordinary share adjusted for preference share dividend		$0.94	$(5.22)	$2.55	$(3.00)

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Shareholders’ equity
Ordinary shares:
Beginning of period	$1,698.0	$1,100.5	$1,693.3	$1,096.1
Shares issued:
New shares issued	0.1	—	0.1	0.3
Share-based compensation	2.7	(0.3)	7.4	3.8
End of period	1,700.8	1,100.2	1,700.8	1,100.2
Preference shares
Beginning of period	222.9	—	193.8	—
New preference share issues	—	—	29.2	—
New preference share issue costs	—	—	(0.1)	—
End of period	222.9	—	222.9	—
Retained earnings:
Beginning of period	272.1	500.6	144.2	367.5
Net income/(loss) for the period	95.0	(362.0)	258.6	(208.1)
Dividends paid on ordinary shares	(14.4)	(10.4)	(42.9)	(31.2)
Dividend declared on preference shares	(3.2)	—	(10.4)	—
End of period	349.5	128.2	349.5	128.2
Accumulated other Comprehensive Income
Cumulative foreign currency translation adjustments
Unrealized gains on foreign currency translation net of taxes:
Beginning of period	52.0	15.9	42.8	27.9
Change for the period	20.8	12.1	30.0	0.1
End of period	72.8	28.0	72.8	28.0
Gain/(loss) on Derivatives
Beginning of period	(1.9)	(2.1)	(2.0)	(2.2)
Reclassification to interest payable	—	—	0.1	0.1
End of period	(1.9)	(2.1)	(1.9)	(2.1)
Unrealized gains/(losses) on investments, net of taxes
Beginning of period	(88.7)	(7.2)	(32.3)	(7.8)
Change for the period	59.2	(17.6)	1.5	(20.9)
Reclassification to net realized (gains)/losses	0.1	(5.6)	1.4	(1.7)
End of period	(29.4)	(30.4)	(29.4)	(30.4)
Total accumulated other comprehensive (loss)/income	41.5	(4.5)	41.5	(4.5)
Total shareholders’ equity	$2,314.7	$1,223.9	$2,314.7	$1,223.9

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income/(loss)	$95.0	$(362.0)	$258.6	$(208.1)
Other comprehensive income, net of taxes
Reclassification adjustment for net realized gains included in net income/(loss)	0.1	(5.6)	1.4	(1.7)
Change in unrealized gains/(losses) on investments	59.2	(17.6)	1.5	(20.9)
Loss on derivatives reclassified to interest payable	—	—	0.1	0.1
Change in unrealized gains on foreign currency translation	20.8	12.1	30.0	0.1
Other comprehensive income/(loss)	80.1	(11.1)	33.0	(22.4)
Comprehensive income/(loss)	$175.1	$(373.1)	$291.6	$(230.5)

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended September30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating activities:
Net income/(loss)	$95.0	$(362.0)	$258.6	$(208.1)
Adjustments:
Depreciation and amortization of premium or discount on investments	4.1	6.3	12.7	11.3
Share-based compensation expense	2.4	(0.3)	7.1	3.8
Changes in insurance reserves:
Losses and loss adjustment expenses	1.1	1,276.4	(111.6)	1,520.0
Unearned premiums	(43.9)	(48.8)	159.1	420.8
Changes in reinsurance balances:
Reinsurance recoverables	339.7	(652.3)	419.4	(700.0)
Ceded unearned premiums	60.4	(7.6)	(22.2)	(116.1)
Changes in accrued investment income and other receivables	0.7	2.9	5.0	0.8
Changes in deferred policy acquisition costs	6.0	(2.5)	(10.4)	(79.9)
Changes in reinsurance premiums payable	(100.4)	108.5	(103.4)	156.0
Changes in premiums receivable	(135.2)	(45.0)	(247.9)	(319.2)
Changes in accrued expenses and other payable	(31.3)	(48.4)	(16.4)	(83.5)
Changes in fair value of derivatives and settlement of liabilities under derivative contracts	24.7	—	21.8	—
Net cash generated by operating activities	223.3	227.2	371.8	605.9
Investing activities:
Purchases of fixed maturities	(286.0)	(951.2)	(1,684.0)	(2,295.0)
Purchases of other investments	1.0	—	(150.0)	—
Proceeds from sales and maturities of fixed maturities	188.5	772.9	990.7	1,791.4
Net (purchases)/sales of short-term investments	(58.0)	(49.4)	145.8	32.8
Purchase of intangible asset	—	—	—	(1.6)
Purchase of equipment	1.2	(4.0)	(0.2)	(14.1)
Net cash used in investing activities	(153.3)	(231.7)	(697.7)	(486.5)
Financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	—	—	—	0.3
Proceeds from the issuance of preference shares, net of issuance costs	—	—	29.1	—
Dividends paid on ordinary shares and to distributing agent on preference shares	(17.6)	(10.4)	(53.3)	(31.2)
Reclassification to interest expense	—	0.1	0.1	0.1
Net cash used in financing activities	(17.6)	(10.3)	(24.1)	(30.8)
Effect of exchange rate movements on cash and cash equivalents	6.0	(0.9)	13.2	(4.1)
(Decrease)/increase in cash and cash equivalents	58.4	(15.7)	(336.8)	84.5
Cash and cash equivalents at beginning of period	353.1	385.1	748.3	284.9
Cash and cash equivalents at end of period	$411.5	$369.4	$411.5	$369.4
Supplemental disclosure of cash flow information: Cash paid during the period for income tax	$15.7	$18.1	$17.2	$57.3
Cash paid for interest	$7.5	$7.5	$15.0	$15.0

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company’’. All intercompany transactions and balances have been eliminated on consolidation. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other matters, significant estimates and assumptions are used to record premiums and to record reserves for losses and loss adjustment expenses. Estimates and assumptions are periodically reviewed and the effects of revisions are recorded in the consolidated financial statements in the period that they are determined to be necessary.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006 although earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements when adopted.

In September 2006, the FASB issued FAS 157, Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although early adoption is permitted. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In September 2006, the FASB issued FAS 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) . This Statement requires an entity to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company does not operate defined benefit pension plans and therefore the adoption of FAS 158 is unlikely to have a material impact on the Company's financial statements when adopted.

2.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at September 30, 2006	As at December 31, 2005
	($ in millions)
Provision for losses and LAE at start of year	$3,041.6	$1,277.9
Less reinsurance recoverable	(1,192.7)	(197.7)
Net loss and LAE at start of year	1,848.9	1,080.2
Loss reserve portfolio transfer	0.7	26.2
Provision for losses and LAE for claims incurred:
Current year	746.3	1,409.1
Prior years	(58.1)	(50.6)
Total incurred	688.2	1,358.5
Losses and LAE payments for claims incurred	(399.6)	(551.9)
Foreign exchange gains/(losses)	62.8	(64.1)
Net losses and LAE reserves at period end	2,201.0	1,848.9
Plus reinsurance recoverables on unpaid losses at end of period	788.3	1,192.7
Loss and LAE reserves at September 30, 2006 and December 31, 2005	$2,989.3	$3,041.6

For the nine months ended September 30, 2006, there was a reduction of $58.1 million in our estimate of the ultimate claims to be paid in respect of prior accident years.

The loss reserve portfolio transfer as at December 31, 2006 represents loss reserves assumed from Wellington Underwriting Agencies Limited's Syndicate 2020 through a quota share arrangement relating to the proportion of an account which did not already cede to us in previous quota shares. The portfolio transfer represents the provisions maintained by Syndicate 2020 for U.K. employers' liability and public liability business written into the 2002 underwriting year by the liability insurance underwriters who joined Aspen prior to the establishment of Aspen Re.

The loss reserve portfolio transfer for the nine months ended September 30, 2006 was due to a transfer of reserves from Japanese treaty contracts written in 2005.

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends, available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per ordinary share
Net income/(loss) adjusted for preference share dividends	$0.96	$(5.22)	$2.61	$(3.00)
Diluted earnings per ordinary share
Net income/(loss) adjusted for preference share dividends	$0.94	$(5.22)	$2.55	$(3.00)
Weighted average ordinary shares outstanding	95,253,714	69,343,435	95,249,041	69,339,484
Weighted average ordinary shares outstanding and dilutive potential ordinary shares	97,321,137	69,343,435	97,238,516	69,339,484

4.	Share Options and Other Equity Incentives

        Options.    The Company has issued options under three arrangements: investor options, employee options and non-employee director options. When options are exercised, new shares are issued as the Company does not hold treasury shares.

                Investor options.    The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’) and certain other agreements and services. Aspen granted the option to subscribe for up to a total of 3,781,120 ordinary shares of Aspen to Wellington and 3,006,760 to Appleby Trust (Bermuda) Limited (the ‘‘Names’ Trustee’’) on behalf of the members of Syndicate 2020 who are not corporate members of Wellington. Wellington transferred its options to its affiliate Wellington Investment Holdings (Jersey) Limited in December 2005. The subscription price payable under the options was initially £10 and increases by 5% per annum, less any dividends paid. The exercise price at September 30, 2006 calculated on such basis was $21.7 per share based on the exchange rate on September 30, 2006. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as creditors in the event of a liquidation. The options will expire on June 21, 2012.

As of December 31, 2005, the Names’ Trustee held a total of 1,407,077 unexercised options. On August 15, 2006, the Names’ Trustee exercised 11,030 Names’ Options on a cashless basis pursuant to which 589 ordinary shares were issued. On September 15, 2006, the Names’ Trustee exercised 1,882 Names’ Options on a cashless basis pursuant to which 219 ordinary shares were issued. As of September 30, 2006, the Names’ Trustee held 1,380,121 options.

                Employee options.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’). The option exercise price is not less than the average of the high and low prices of our shares on the date of grant. The following table summarizes information about employee options outstanding to purchase ordinary shares at September 30, 2006.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Employees — 2003 Option	3,718,026	2,454,241	$16.20	$5.31	6 yrs 11 mos
Employees — 2004 Option grants	257,487	85,829	$24.44	$5.74	8 yrs 3 mos
Employees — 2006 Option grants (February 16)	1,072,490	—	$23.65	$6.99	9 yrs 5 mos
Employees — 2006 Option grants (August 4)	142,158	—	$23.19	$4.41	9 yrs 11 mos

The 525,881 employee options issued in 2005 were cancelled because the applicable performance targets were not met.

During the quarter ended September 30, 2006, the exercise of employee options resulted in the issue of 4,682 ordinary shares.

Compensation cost charged against income for all employee options was $2.2 million for the nine months ended September 30, 2006 and $2.2 million in the nine months ended September 30, 2005. A further $9.5 million charge will be recognized by December 31, 2009 if performance targets are achieved. The per share weighted average fair value at grant date of the 2006 options granted under the Share Incentive Plan on August 4, 2006 was $4.41. The amounts for the 2006 options granted on August 4, 2006 were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant date
August 4, 2006
Risk-free interest rate	5.06%
Dividend yield	2.6%
Expected life	5 years
Share price volatility	19.33%

The total tax benefit recognized by the Company in relation to share options grants to employees in the nine months ended September 30, 2006 was $1.4 million.

        Non-employee director options.     Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the ‘‘Director Stock Option Plan’’). The option exercise price is not less than the average of the high and low prices of our shares on the date of grant. The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at September 30, 2006.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors — 2006 Options grants (May 25)	31,045	—	$21.96	$4.24	9 yrs 8 mos

The amounts for the 2006 non-employee director options granted on May 25, 2006 were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant date
May 25, 2006
Risk-free interest rate	4.85%
Dividend yield	2.7%
Expected life	5 years
Share price volatility	20.05%

Summary of option activity.    A summary of activity under the Company’s option schemes during the nine months ended September 30, 2006 is presented below:

	Nine Months Ended September 30, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	9,163,711	18.32
Granted	1,245,693	23.56
Exercised	(57,253)	18.46
Forfeited or expired	(43,420)	16.20
Outstanding, end of period	10,308,731	19.26
Exercisable, end of period	7,674,506	19.90

                Restricted share units.    As at September 30, 2006, the Company had issued a total of 208,404 restricted share units (‘‘RSU’’) of which 83,270 have vested. Subject to the participants' continued employment, the units will vest in three tranches with one-third of the units vesting on either (i) each anniversary of the grant or on (ii) each of the three year ends following the grant. Compensation cost charged against income was $0.7 million for the nine months ended September 30, 2006 and $0.9 million for the nine months ended September 30, 2005.

In the first quarter of 2006, the Company paid $0.4 million in respect of tax liabilities for 39,551 ordinary shares issued in respect of 53,953 vested RSUs, as the RSU holders have the option to have an amount of ordinary shares equal to their tax liabilities withheld from issuance. In the three months ended September 30, 2006, 4,857 ordinary shares were issued in respect of RSU which had vested. We have also recognised $0.1 million of liabilities in respect of future estimated tax payments made for RSUs.

                Performance share awards.    As at December 31, 2005, 125,807 performance share awards were outstanding. On February 16, 2006, the Company allocated an additional 316,912 performance shares to various officers and other employees pursuant to the Share Incentive Plan. During the current quarter, an additional 1,042 performance shares were awarded on August 4, 2006. Compensation cost charges against income was $2.1 million for the nine months ended September 30, 2006.

5.	Segment reporting

Our four business segments are based on how we manage and monitor the performance of our underwriting operations.

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$196.4	$96.6	$77.7	$86.8	$457.5
Net premiums written	189.3	96.2	70.7	77.3	433.5
Gross premiums earned	173.6	132.0	117.1	90.8	513.5
Net premiums earned	126.9	128.3	104.6	69.5	429.3
Expenses:
Losses and loss expenses	(58.3)	(82.0)	(44.1)	(47.6)	(232.0)
Policy acquisition, operating and administrative expenses	(41.0)	(27.6)	(26.3)	(20.8)	(115.7)
Underwriting profit	27.6	18.7	34.2	1.1	81.6
Net reserves for loss and loss adjustment expenses	$565.7	$887.6	$303.8	$443.9	$2,201.0
Ratios
Loss ratio	46.0%	63.9%	42.2%	68.5%	54.0%
Expense ratio	32.3%	21.5%	25.1%	29.9%	27.0%
Combined ratio	78.3%	85.4%	67.3%	98.4%	81.0%

	Three Months Ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$256.0	$81.5	$57.3	$99.2	$494.0
Net premiums written	144.6	81.2	43.5	75.2	344.5
Gross premiums earned	212.3	125.9	79.7	106.7	524.6
Net premiums earned	112.5	121.3	72.1	73.5	379.4
Expenses:
Losses and loss expenses	(463.3)	(83.1)	(71.5)	(65.1)	(683.0)
Policy acquisition, operating and administrative expenses	(33.1)	(29.0)	(21.5)	(19.0)	(102.6)
Underwriting profit/(loss)	(383.9)	9.2	(20.9)	(10.6)	(406.2)
Net reserves for loss and loss adjustment expenses	$635.2	$608.5	$202.6	$407.5	$1,853.8
Ratios
Loss ratio	411.8%	68.5%	99.2%	88.6%	180.0%
Expense ratio	29.4%	23.9%	29.8%	25.8%	27.1%
Combined ratio	441.2%	92.4%	129.0%	114.4%	207.1%

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$554.8	$435.8	$399.9	$268.1	$1,658.6
Net premiums written	417.0	419.3	345.9	203.3	1,385.5
Gross premiums earned	510.2	376.6	346.6	281.9	1,515.3
Net premiums earned	376.9	364.8	301.4	217.8	1,260.9
Expenses:
Losses and loss expenses	(153.5)	(210.3)	(172.7)	(151.7)	(688.2)
Policy acquisition, operating and administrative expenses	(139.6)	(91.4)	(83.2)	(59.2)	(373.4)
Underwriting profit	83.8	63.1	45.5	6.9	199.3
Net reserves for loss and loss adjustment expenses	$565.7	$887.6	$303.8	$443.9	$2,201.0
Ratios
Loss ratio	40.7%	57.6%	57.3%	69.6%	54.6%
Expense ratio	37.1%	25.1%	27.6%	27.2%	29.6%
Combined ratio	77.8%	82.7%	84.9%	96.8%	84.2%

	Nine Months Ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$754.8	$482.5	$301.7	$308.5	$1,847.5
Net premiums written	492.0	464.7	266.4	240.4	1,463.5
Gross premiums earned	562.8	364.8	199.9	289.1	1,416.6
Net premiums earned	396.1	350.7	177.7	228.6	1,153.1
Expenses:
Losses and loss expenses	(554.6)	(248.7)	(124.5)	(158.5)	(1,086.3)
Policy acquisition, operating and administrative expenses	(123.0)	(80.7)	(46.6)	(58.7)	(309.0)
Underwriting profit/(loss)	(281.5)	21.3	6.6	11.4	(242.2)
Net reserves for loss and loss adjustment expenses	$635.2	$608.5	$202.6	$407.5	$1,835.8
Ratios
Loss ratio	140.0%	70.9%	70.1%	69.3%	94.2%
Expense ratio	31.1%	23.0%	26.2%	25.7%	26.8%
Combined ratio	171.1%	93.9%	96.3%	95.0%	121.0%

6.	Commitments and contingencies

As at September 30, 2006 we have provided collateral or other security to policyholders totaling $1,789.0 million and made up of:

	As at September 30, 2006	As at December 31, 2005
	($ in millions)
Assets held in multi-beneficiary trusts	$1,269.6	$1,143.3
Assets held in single beneficiary trusts	50.0	48.3
Letters of credit issued under our revolving credit facilities (1)	256.4	309.4
Secured letters of credit (2)	213.0	211.6
Total	$1,789.0	$1,712.6
Total as % of cash and invested assets	37.0%	38.6%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of September 30, 2006, the Company had funds on deposit of $152.4 million and £48.6 million (December 31, 2005 — $121.3 million and £65.1 million) as collateral for the secured letters of credit.

Amounts outstanding under our contractual obligations, other than our obligations to employees, as of September 30, 2006 were:

	Payments due by period
	2006	2007	2008	2009	2010	Later years	Total
	($ in millions)
Operating lease obligations	0.6	2.2	6.3	6.0	6.1	41.9	63.1
Long-term debt obligations (1)						250.0	250.0
Reserves for losses and loss adjustment expenses (2)	382.9	1,076.4	523.7	305.1	215.6	485.6	2,989.3

(1)	The long-term debt obligations disclosed above do not include $15 million in annual interest payable on our senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under ‘‘Critical Accounting Policies Reserves for Losses and Loss Expenses’’ in our Annual Report on Form 10-K for fiscal year ended December 31, 2005.

7.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at September 30, 2006
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income securities
U.S. government securities	$1,303.1	$1.7	$(24.6)	$1,280.2
U.S. government agency securities	216.8	0.3	(1.7)	215.4
Corporate securities	995.1	2.7	(11.8)	986.0
Foreign government	413.6	0.3	(4.4)	409.5
Municipals	1.6	—	—	1.6
Asset-backed securities	268.1	0.3	(2.5)	265.9
Mortgage-backed securities	611.5	3.8	(7.2)	608.1
Total fixed maturities	3,809.8	9.1	(52.2)	3,766.7
Other investments	150.0	—	—	150.0
Short-term investments	502.5	1.1	(1.4)	502.2
Total	$4,462.3	$10.2	$(53.6)	$4,418.9

Other investments represent the Company’s investments in hedge fund of funds which are held at fair value. Revaluation losses of $1.0 million have been recognized through the income statement in the nine months ended September 30, 2006.

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

This cat swap falls within the scope of SFAS 133 ‘Accounting for Derivative Instruments and Hedging Activities’, as amended (‘‘SFAS 133’’) and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

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

As at September 30, 2006 the only event that had occurred prior to that date which is likely to give rise to a recovery under the swap contract was Hurricane Katrina. We established a fair value of $25 million for this potential recovery as at December 31, 2005 and this valuation was maintained as at June 30, 2006. In August 2006, we received a payment of $19.7 million from the swap counter party in respect of Hurricane Katrina, which was based on the estimate of insured loss published by PCS on June 5, 2006. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on October 9, 2006 was $40.6 billion, unchanged from the June 5 estimate but we have maintained a residual fair value of $5.1 million based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States. In the event that this does not occur we will record a realized loss of up to $5.1 million in one or more future periods. Conversely, if the PCS estimate increases by more than 1% of its current value before the expiry of the contract then we will record a realized gain.

A charge of $7.0 million has been recorded as an ‘other expense’ in the consolidated statement of operations for the three months ended September 30, 2006 (2005-$3.9 million), which is the result of reducing the fair value of potential non-Katrina-related future recoveries under the contract to $7.5 million mainly as a result of the expiry of the majority of the 2006 Atlantic hurricane season without any major land falling Florida hurricanes.

This reduces the total fair value at September 30, 2006 to $12.6 million (December 31, 2005 – $40.5 million).

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2005, as well as the discussions of critical accounting policies, contained in our Financial Statements filed in our 2005 Annual Report on Form 10-K with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in ‘‘Outlook and Trends’’ below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

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

Our net income after tax for the third quarter of 2006 was $95.0 million, compared to a net loss of $362.0 million for the third quarter of 2005. The combined ratio for the third quarter of 2006 was 81.0% compared to 207.1% for the third quarter of 2005.

The most significant features of our results for the third quarter of 2006 were:

•	An underwriting profit of $34.2 million (2005 — loss $20.9 million) in our specialty lines segment which reflects the absence of catastrophe losses but includes reserve strengthening of $3.2 million in respect of our exposures to 2005 hurricane losses and a marine loss of $5.5 million;

•	An underwriting profit of $27.6 million (2005 — loss $383.9 million) in our property reinsurance segment reflecting the absence of significant catastrophe and large risk losses in the period but offset by $14.8 million of additional reserves relating primarily to the 2005 hurricanes;

•	A combined ratio of 85.4% (2005 — 92.4%) in our casualty reinsurance segment reflecting the release of $7.2 million from prior year reserves;

•	A relatively poor performance in our insurance segment (combined ratio of 98.4%) as a result of a loss of $12.8 million in U.S. excess and surplus lines property insurance;

•	An increase in net investment income from $29.4 million in 2005 to $47.3 million in 2006;

•	Net releases of $12.4 million from prior year reserves, compared to releases of $11.4 million in the third quarter of 2005; and

•	A $7.0 million charge relating to the amortization of our catastrophe swap derivative contract.

For the nine months ended September 30, 2006, our net income after tax and our combined ratio were $258.6 million and 84.2% respectively, compared to a loss of $208.1 million and 121.0% for 2005.

For the nine months ended September 30, 2006, the significant features of our results included:

•	A reduction of $200.0 million in gross written premiums recorded in our property reinsurance segment compared to 2005. This was mainly a consequence of risk management decisions intended to reduce our peak exposures to catastrophe losses but also reflected the effect of $57.7 million of reinstatement premiums recognized following the hurricane losses incurred in the three months ended September 30, 2005;

•	Net releases from prior year reserves totaling $58.1 million. An explanation of these releases is given below under the heading ‘‘Reserves for Losses and Loss Expenses’’;

•	Positive contributions to underwriting profits from all four of our business segments;

•	An increase of 72.8% in net investment income from $82.0 million in 2005 to $141.7 million in 2006; and

•	An increase in fully diluted net assets per ordinary share computed using the treasury method from $18.73 at December 31, 2005 to $21.41 at September 30, 2006.

Net cash flow from operations was $371.8 million for the first nine months of 2006 compared to $605.9 million in the corresponding period in 2005 with the reduction largely accounted for by payments in 2006 of 2005 hurricane losses and partly due to a reduction in premiums written in 2006. During the nine months ended September 30, 2006, we increased the average duration of our fixed income portfolio from 2.86 years to 2.98 years and the book yield from 4.08% to 4.44%.

Outlook and Trends

The following is a summary of our observations on current market rates, trends and conditions. The third quarter is typically the quietest quarter of the year in terms of underwriting activity.

In property reinsurance, pricing continues to be strong in the U.S. especially for hurricane-exposed risks. In the U.K., we have seen two contracts, by way of example, which have renewed with a rate increase of 10-15% on an exposure adjusted basis.

In our casualty reinsurance segment, conditions for both U.S. and international accounts continue to be favorable, although we have noticed increased competition in certain lines.

In our specialty segment, except for our aviation account, we continue to experience highly favorable pricing, terms and conditions. However, in our aviation account, competition for airline business is intensifying. We expect this trend to continue and as a consequence we have been repositioning our account by reducing the airline hull and liability content and putting more emphasis on areas where pricing is more favorable.

In our insurance segment we continue to observe a widening gap between conditions in the primary insurance markets in the U.S. and the U.K. We describe conditions in the U.K. market as soft and we are continuing to reduce our gross written premiums to maintain profitability in this account. However, our U.S. excess and surplus lines account is mixed. Our casualty account continues to perform very well, but the performance of our property account has been disappointing. This was mainly a result of (i) the strain arising from high reinsurance spend as a consequence of last year’s hurricane losses and exposure while at the same time having reduced inward premium as we have sought to reduce our Florida catastrophe exposures and (ii) an unduly high loss ratio for fire business, which we have taken steps to address. Our combined ratio in this segment overall for the three months ended September 30, 2006 was 98.4%, and with the exception of our property excess and surplus lines business, the remainder of our insurance segment continues to perform very well with a combined ratio of 77.0%.

We consider that in the present market our entire business may be divided into three broad categories. The first category comprises lines such as U.S. wind exposed property catastrophe reinsurance and offshore energy physical damage insurance in the Gulf of Mexico where pricing remains extremely favorable, reflecting the fact that demand far exceeds supply. The second category of business comprises classes such as U.K. property insurance, U.K. liability insurance and aviation insurance, where pricing is much less attractive and we are prepared to write less business to preserve our underwriting margins. The third category comprises the remainder of our account and represents approximately 70% of the premium we expect to write in 2006. In this category, pricing discipline is generally very good, margins remain satisfactory and rate changes typically vary from minus 10% to plus 5%, a situation which we believe will carry on for this part of our portfolio during 2007.

One of the major changes that we have been seeing this year is the change in the supply and attractiveness of property retrocession. At this stage we are contemplating buying little or no such retrocessional protection in 2007 because we believe our incoming property business is very well priced and that it makes more sense to retain a higher proportion of it rather than sharing it at unattractive terms with our retrocessional partners. Whereas we spent $130 million on this form of protection in 2006, we currently anticipate spending not more than $50 million in 2007.

We expect to be able to do this for 2007 because we made some major changes earlier this year to our catastrophe exposures which have reduced our need to purchase retrocessional cover and should allow us to operate in 2007 on a ’’gross equals net’’ basis. However, we are continuing to monitor retrocessional pricing, the catastrophe bond market and other capital markets solutions such as sidecars and we will adjust our approach if circumstances change and the economics of these types of options become more attractive.

2005 Hurricanes

With respect to our losses from Hurricanes Katrina, Rita and Wilma, there has been a small deterioration on our net losses in the quarter of $7.4 million before tax, of which $14.4 million relates to adverse claims development offset by $7.0 million of net additional reinstatement premiums. Of the $14.4 million net claims deterioration, $16.8 million was in relation to Hurricane Katrina and $0.4 million to Hurricane Wilma, offset by a $2.8 million favorable development for Hurricane Rita. The table below shows the net claims deterioration from Hurricanes Katrina, Rita and Wilma by business segment in the three months ended September 30, 2006:

Lines of Business	For the three months ended September 30, 2006
($ in millions)
Property reinsurance	$(12.1)
Casualty reinsurance	—
Specialty insurance and reinsurance	(3.2)
Property and casualty insurance	0.9
Total	$(14.4)

In developing our estimate of losses, we have also assumed flood damage exclusions contained in our cedant’s underlying insurance policies will be effective. We understand that various lawsuits have been filed seeking to invalidate such flood damage exclusions on various grounds. If such lawsuits were successfully and extensively to invalidate the underlying flood damage exclusions, our stated liabilities for losses and loss expenses relating to Hurricane Katrina could prove to be inadequate, with a consequent adverse impact on our earnings and shareholders’ equity in future periods. Although recent legal decisions have been favorable in respect of flood damage exclusions, these decisions were based on the facts and circumstances of each case and are not necessarily predictive of outcomes of future cases.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to the recognition of premiums written and ceded, reserves for losses and loss adjustment expenses and the valuation of our catastrophe swap derivative contract. For a detailed discussion of our critical accounting policies please refer to our 2005 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Business Segments

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

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2006 and 2005 starting with a discussion of segmental results and then summarizing our consolidated results under ‘‘Total Income Statement’’ below.

Underwriting Results by Operating Segments

Please refer to the first two tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended September 30, 2006 and 2005.

The contribution of each segment to gross premiums written in the three months September 30, 2006 and 2005 were as follows:

	Gross Premiums Written
Lines of Business	For the three months ended September 30, 2006	For the three months ended September 30, 2005
	% of total gross premiums written
Property reinsurance	42.9%	51.8%
Casualty reinsurance	21.1%	16.5%
Specialty insurance and reinsurance	17.0%	11.6%
Property and casualty insurance	19.0%	20.1%
Total	100.0%	100.0%

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also have a small proportion of property facultative risks. We have written no significant retrocession business in this quarter.

Gross premiums written.    Gross premiums written for our property reinsurance segment decreased by 23.3% compared to the three months ended September 30, 2005. This reduction was due to reinstatement premiums in the comparative period of $57.7 million following the 2005 hurricanes. Excluding the reinstatement premiums, the reduction in written premiums from the comparative period was only $1.9 million which was indicative of the extent of the premium strengthening we have experienced in 2006 when we have significantly reduced our exposure. The table below shows our gross premiums written for each line of business for the three months ended September 30, 2006 and 2005, and the percentage change in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended September 30, 2006		For the three months ended September 30, 2005
		%
	($ in millions)	(decrease)	($ in millions)
Treaty catastrophe	$99.7	(17.7)%	$121.1
Treaty risk excess	55.8	(27.6)%	77.1
Treaty pro rata	32.2	(44.3)%	57.8
Property facultative	8.7	N/A	—
Total	$196.4	(23.3)%	$256.0

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 46.0% of net earned premiums for the three months ended September 30, 2006 compared to 411.8% in 2005. The main reasons for the change were that:

•	the losses for the comparative period in 2005 included $380.7 million of 2005 hurricane losses; and

•	the loss ratio for the quarter ended September 30, 2006 included 11.7 percentage points attributable to reserve strengthening compared to 5.0 percentage points for the comparative period in 2005.

After adjusting for these two factors the balance of the 2006 loss ratio loss was 34.3% compared to 65.0% in 2005 with the improvement mainly attributable to better loss experience, as the 2005 year suffered four large claims totalling $16.1 million and a greater proportion in 2006 of catastrophe excess of loss business which has a lower loss ratio in the absence of catastrophe losses.

Policy acquisition, operating and administrative expenses.    Total expenses were $41.0 million for the three months ended September 30, 2006 equivalent to 32.3% of net premiums earned. The increase of $7.9 million in expenses over the comparative period reflected the impact of reinstatement premiums in 2005 which generally attract zero commission, reducing the policy acquisition expense ratio, and an increase in the proportion of operating and administrative expenses allocated to the property reinsurance segment which better reflected the costs for actuarial and risk management staff to reserve, model and price the business and the costs incurred in providing collateral to U.S. cedants in respect of 2005 hurricane losses.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers’ liability, professional indemnity and other third party liabilities. It is written in respect of cedants located mainly in the United States, the United Kingdom, Europe and Australia.

Gross premiums written.    Gross premiums written for our casualty reinsurance segment increased by 18.5% compared to the three months ended September 30, 2005. This was mainly due to a $14.1 million increase in non-U.S. treaty premiums written.

The table below shows our gross premiums written for each line of business for the three months ended September 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended September 30, 2006		For the three months ended September 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
U.S. treaty (including structured risks)	$55.8	4.3%	$53.5
Non-U.S. treaty	29.9	89.2%	15.8
Casualty facultative	10.9	(10.7)%	12.2
Total	$96.6	18.5%	$81.5

Losses and loss adjustment expenses.    Losses and loss adjustment expenses decreased by 1.3% over the three months ended September 30, 2005 which was almost entirely accounted for by prior year reserve releases as further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses in the three months ended September 30, 2006 were equivalent to 21.5% of net earned premiums, a 2.4 percentage point decrease over the comparative period. The decrease was mainly due to a reduction in the average policy acquisition expense ratio due to a greater proportion of premiums being derived from the non- U.S. treaty lines which attract a lower commission rate than U.S. treaty.

Specialty Insurance and Reinsurance

Our specialty insurance segment mainly comprises marine and energy and aviation insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. Business is mainly written by Aspen Re in this segment.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$69.0	$8.7	$77.7
Net premiums written	62.4	8.3	70.7
Gross premiums earned	97.2	19.9	117.1
Net premiums earned	85.4	19.2	104.6
Losses and loss adjustment expenses	(47.9)	3.8	(44.1)
Policy acquisition, operating and administration expenses	(22.2)	(4.1)	(26.3)
Underwriting profit/(loss)	$15.3	$18.9	$34.2
Ratios
Loss ratio	56.1%	(19.8)%	42.2%
Expense ratio	26.0%	21.5%	25.1%
Combined ratio	82.1%	1.7%	67.3%

	Three Months Ended September 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$51.0	$6.3	$57.3
Net premiums written	42.5	1.0	43.5
Gross premiums earned	54.0	25.7	79.7
Net premiums earned	47.2	24.9	72.1
Losses and loss adjustment expenses	(45.5)	(26.0)	(71.5)
Policy acquisition, operating and administration expenses	(14.4)	(7.1)	(21.5)
Underwriting profit/(loss)	$(12.7)	$(8.2)	$(20.9)
Ratios
Loss ratio	96.4%	104.4%	99.2%
Expense ratio	30.5%	28.5%	29.8%
Combined ratio	126.9%	132.9%	129.0%

Gross premiums written.    Gross premiums written increased by 35.6% compared to the three months ended September 30, 2005.

The table below shows our gross premiums written for each line of business for the three months ended September 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the three months ended September 30, 2006		For the three months ended September 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$22.7	167.1%	$8.5
Energy property insurance	17.4	10.8%	15.7
Marine hull	7.6	(32.7)%	11.3
Aviation insurance	21.3	36.5%	15.6
Specialty reinsurance	8.7	40.3%	6.2
Total	$77.7	35.6%	$57.3

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 42.2% of net premiums earned for the three months ended September 30, 2006. The $27.4 million decrease over the comparative period in 2005 was due to the recognition of $24.0 million of hurricane losses in 2005 and the establishment of loss reserves for large losses totaling $19.4 million (three aviation losses totalling $14.9 million and an oil platform loss of $4.5 million). The comparative period benefited from $9.7 million of favorable development in prior year losses whereas in the three months ended September 30, 2006 the segment benefited from an aggregate $2.9 million prior year release. The net release in 2006 included $7.4 million of favorable development on specialty reinsurance reserves in relation to Hurricane Katrina and the Wellington Syndicate 2020 quota share partially offset by a $4.5 million deterioration in insurance reserves held against Hurricane Katrina losses. The specialty reinsurance reserve release when combined with a benign loss experience in 2006 resulted in a net credit for incurred specialty reinsurance losses.

Policy acquisition, operating and administrative expenses.    Expenses have increased by $4.8 million primarily as a result of increasing total acquisition expenses due to more premiums written and earned in the period. The segment has seen a reduction in the operating and administrative expense ratio due to an increase in earned premium in 2006 having been achieved without a significant increase in headcount.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is composed of U.K. commercial property insurance and U.S. excess and surplus lines property business written through Aspen Specialty. Towards the end of 2005, we hired an international property facultative team which writes U.K. and worldwide individual risks. In the second quarter on May 11, 2006, we also opened a branch office of Aspen Re in Paris which writes property facultative business in continental Europe.

The commercial liability line of business consists of U.K. employers’ and public liability insurance and U.S. casualty insurance written on an excess and surplus lines basis by Aspen Specialty.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance in this segment for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums earned	$34.0	$52.8	$86.8
Net premiums earned	31.2	46.1	77.3
Gross premiums earned	36.4	54.4	90.8
Net premiums earned	21.7	47.8	69.5
Losses and loss adjustment expenses	(17.1)	(30.5)	(47.6)
Policy acquisition, operating and administration expenses	(9.8)	(11.0)	(20.8)
Underwriting profit/(loss)	$(5.2)	$6.3	$1.1
Ratios
Loss ratio	78.8%	63.8%	68.5%
Expense ratio	45.2%	23.0%	29.9%
Combined ratio	124.0%	86.8%	98.4%

	Three Months Ended September 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$34.2	$65.0	$99.2
Net premiums written	16.3	58.9	75.2
Gross premiums earned	38.1	68.6	106.7
Net premiums earned	13.1	60.4	73.5
Losses and loss adjustment expenses	(30.2)	(34.9)	(65.1)
Policy acquisition, operating and administration expenses	(6.5)	(12.5)	(19.0)
Underwriting profit/(loss)	$(23.6)	$13.0	$(10.6)
Ratios
Loss ratio	230.6%	57.8%	88.6%
Expense ratio	49.6%	20.7%	25.8%
Combined ratio	280.2%	78.5%	114.4%

Gross premiums written.    Gross premiums written in this segment for the three months ended September 30, 2006 decreased by 12.5% from the comparative period in 2005. The $12.4 million decrease was primarily attributable to decreases in property and liability premiums written in the U.K. as a result of increased competition and downward rate pressures in the U.K. market. The premiums in U.S. commercial property increased by 45.9% in the period due to our planned increases in this business.

The table below shows our gross premiums written for each line of business for the three months ended September 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the three months ended September 30, 2006		For the three months ended September 30, 2005
		%
	($ in millions)	increase/(decrease)	($ in millions)
U.K. commercial property	$11.2	(38.5)%	$18.2
U.S. commercial property	17.8	45.9%	12.2
International property	5.0	28.2%	3.9
U.K. commercial liability	34.9	(24.9)%	46.5
U.S. commercial liability	17.9	(2.7)%	18.4
Total	$86.8	(12.5)%	$99.2

Losses and loss adjustment expenses.    The decrease of $17.5 million in losses and loss adjustment expenses was due to an $8.8 million increase in prior period reserve releases in the period compared to the 2005 period and a loss of $27.0 million in hurricane property damage in the comparative period. In the current period, the U.K. property classes have suffered no significant losses but the U.S. account experienced significant fire losses which have adversely affected the property insurance results.

Policy acquisition, operating and administrative expenses.    Total expenses were $20.8 million for the three months ended September 30, 2006, equivalent to 29.9% of net premiums earned. The 4.1 percentage point increase over the comparative period was due to reductions in earned premiums not being matched by expense reductions in the casualty line and a greater proportion of the total expenses being derived from the property line which attracts higher acquisition costs.

Total Income Statement

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross premiums written.    The following table analyses the overall change in gross written premiums between the three months ended September 30, 2006 and 2005. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (‘‘KRW’’).

	For the three months ended September 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions)
Gross premiums written	$196.4	$96.6	$77.7	$86.8	$457.5
Less: KRW-related premiums	1.1	—	5.9	—	7.0
Underlying premiums	195.3	96.6	71.8	86.8	450.5

	For the three months ended September 30, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions, except for percentages)
Gross premiums written	$256.0	$81.5	$57.3	$99.2	$494.0
Less: KRW-related premiums	57.7	—	6.1	—	63.8
Underlying premiums	198.3	81.5	51.2	99.2	430.2
% change in underlying premiums between 2006 and 2005	(1.5)%	18.5%	40.2%	(12.5)%	4.7%

As noted in the above table, the decrease was primarily due to a $59.6 million reduction in premiums in the property reinsurance segment which was mainly due to the increase by $57.7 million of reinstatement premiums in the comparative period following the 2005 hurricanes. The reductions in property reinsurance premiums written were partially offset by increases in gross premiums written in our casualty and specialty segments of $35.5 million which compensated for a 12.5% reduction in our insurance segment.

Reinsurance ceded.    Reinsurance premiums ceded for the three months ended September 30, 2006 decreased by $125.5 million in the quarter compared to the respective period in 2005. The decrease was mainly due to the recognition of $131.2 million of reinstatement premiums in 2005 required to reinstate reinsurance covers after the 2005 hurricanes.

Gross premiums earned.    Gross premiums earned for the three months ended September 30, 2006 represented 112.2% of gross premiums written, and for the three months ended September 30, 2005 represented 106.2% of gross premiums written. The increase in this ratio was mainly a result of the time lag between reducing gross written premiums in the current quarter and the consequent but delayed reduction in gross premiums earned.

Net premiums earned.    Net premiums earned for the three months ended September 30, 2006 increased from $379.4 million to $429.3 million despite the decrease in gross earned premiums. This was due to a reduction in reinsurance premiums expense in the current period.

Insurance losses and loss adjustment expenses.    The loss ratio for the three months ended September 30, 2006 decreased from 180.0% in 2005 to 54.0% in 2006. Excluding the impact of the 2005 hurricanes and $11.4 million of prior year releases the loss ratio in 2005 would have been 65.5% compared to a loss ratio for the three months ended September 30, 2006 of 57.8% after deducting $12.4 million of prior year losses. The underlying changes in accident year loss ratios by segment are shown in the following table:

For the three months ended September 30, 2006	Total Loss Ratio	KRW & Prior Year Adjustment	Accident Year Loss Ratio Excluding KRW Losses & Prior Year Adjustments
Property reinsurance	46.0%	(11.7)%	34.3%
Casualty reinsurance	63.9%	5.6%	69.5%
Specialty insurance and reinsurance	42.2%	2.7%	44.9%
Property and casualty insurance	68.5%	24.6%	93.1%
Total	54.0%	3.8%	57.8%

For the three months ended September 30, 2005	Total Loss Ratio	KRW & Prior Year Adjustment	Accident Year Loss Ratio Excluding KRW Losses & Prior Year Adjustments
Property reinsurance	411.8%	(346.8)%	65.0%
Casualty reinsurance	68.5%	0.0%	68.5%
Specialty insurance and reinsurance	99.2%	(33.3)%	65.9%
Property and casualty insurance	88.6%	(41.5)%	47.1%
Total	180.0%	(114.5)%	65.5%

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2006 and 2005. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended September 30, 2006	For the three months ended September 30, 2005
Policy acquisition expenses	15.4%	13.6%
Operating and administrative expenses	7.1%	6.0%
Gross expense ratio	22.5%	19.6%
Effect of reinsurance	4.5%	7.5%
Total net expense ratio	27.0%	27.1%

Changes in the acquisition and operating cost ratios to gross earned premiums by segment are shown in the following table:

	For the three months ended September 30, 2006					For the three months ended September 30, 2005
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
Policy acquisition expense ratio	17.9%	14.9%	15.5%	11.0%	15.4%	13.1%	16.4%	14.6%	10.3%	13.6%
Operating and administrative expense ratio	5.7%	6.0%	6.9%	11.9%	7.1%	2.5%	6.6%	12.4%	7.5%	6.0%
Gross expense ratio	23.6%	20.9%	22.4%	22.9%	22.5%	15.6%	23.0%	27.0%	17.8%	19.6%
Effect of reinsurance	8.7%	0.6%	2.7%	7.0%	4.5%	13.8%	0.9%	2.8%	8.0%	7.5%
Total net expense ratio	32.3%	21.5%	25.1%	29.9%	27.0%	29.4%	23.9%	29.8%	25.8%	27.1%

Net investment income.    Net investment income in the three months ended September 30, 2006 increased by 60.9% over the comparative quarter in 2005. The increase was driven by rising interest rates and a 37.8% increase in our total cash and investments from $3,506.4 million as at September 30, 2005 to $4,830.4 million as at September 30, 2006. The fixed income portfolio book yield at the end of the quarter was 4.44% and the market yield was 4.97%. The duration of our fixed income portfolio at September 30, 2006 was 2.98 years compared to 2.86 years as of December 31, 2005. The aggregate portfolio book yield at the end of the quarter was 4.36% with a market yield of 4.80% and duration of 2.45 years.

Income before tax.    Income before tax for the three months ended September 30, 2006 was $118.7 million, including underwriting income of $81.6 million, investment returns including gains and losses of $46.3 million, interest expense on loans of $4.6 million and exchange gains and other expenses of $4.6 million. The $509.9 million increase in income before tax for the period is mainly due to the $453.7 million of costs associated with the 2005 hurricanes.

Income tax expense.    Income tax expense for the three months ended September 30, 2006 was $23.7 million. Our consolidated tax rate for the three months ended September 30, 2006 was 20.0% (2005 — (7.5)%). As required by FAS 109 and APB 28, this is an estimate of the tax rate which will apply to our pre-tax income for 2006 and anticipates that a greater proportion of the Company's profit for the year will accrue from our Bermudian operations. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income.    Net income for the three months ended September 30, 2006 was $95.0 million, equivalent to $0.96 earnings per basic ordinary share adjusted for the $3.2 million preference share dividend and $0.94 fully diluted adjusted earnings per ordinary share adjusted for the preference share dividend on the basis of the weighted average number of ordinary shares in issue during the three months ended September 30, 2006. The net loss for the three months ended September 30, 2005 was $362.0 million.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2006 and 2005 starting with a discussion of segmental results and then summarizing our consolidated results under ‘‘Total Income Statement’’ below.

Underwriting Results by Operating Segments

Please refer to the last two tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the nine months ended September 30, 2006 and 2005.

The contribution of each segment to gross premiums written in the nine months ended September 30, 2006 and 2005 were as follows:

	Gross Premiums Written
Lines of Business	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
	% of total gross premiums writen
Property reinsurance	33.4%	40.9%
Casualty reinsurance	26.3%	26.1%
Specialty insurance and reinsurance	24.1%	16.3%
Property and casualty insurance	16.2%	16.7%
Total	100.0%	100.0%

Property Reinsurance

Gross premiums written.    Gross premiums written for the nine months ended September 30, 2006 decreased by 26.5% over the equivalent period in 2005. This reduction was due to the effect of $57.7 million of reinstatement premiums in the comparative period following the 2005 hurricanes compared to 2006 which included $1.1 million of reinstatements. Excluding the reinstatement premiums, the reduction in written premiums from the comparative period was $143.4 million andwas due to our planned strategy for an overall reduction in catastrophe peak exposures.

The table below shows our gross premiums written for each line of business for the nine months ended September 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the nine months ended September 30, 2006		For the nine months ended September 30, 2005
		% increase/(decrease)
	($ in millions)		($ in millions)
Treaty catastrophe	$291.4	(14.9)%	$342.3
Treaty risk excess	156.6	(37.5)%	250.5
Treaty pro rata	93.1	(41.9)%	160.3
Property facultative	13.7	705.9%	1.7
Total	$554.8	(26.5)%	$754.8

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 40.7% of net earned premiums, a reduction of 99.3 percentage points over the comparative period. The results in the nine months ended September 30, 2006 benefited from the absence of any large losses but have been adversely affected by a $34.2 million increase in prior year reserves for the 2005 hurricanes which has added 9.0 percentage points to the loss ratio. In comparison the results for the nine months ended September 30, 2005 suffered from losses from the 2005 hurricanes which contributed $380.7 million or 97.7 percentage points to the 2005 loss ratio.

In 2005, prior year reserve strengthening added a further $9.4 million or 2.3 percentage points to the loss ratio and the account also suffered from non-hurricane related large claims totaling $16.1 million which contributed a further 3.9 percentage points. The remaining difference in the loss ratio was due to a change in the mix of business with increased earned premiums from the treaty catastrophe account which, in the absence of large losses, is reserved at a lower loss ratio than the treaty pro rata and risk excess accounts.

Policy acquisition, operating and administrative expenses.    Total expenses were $139.6 million for the nine months ended September 30, 2006, equivalent to 37.1% of net earned premiums. The increase from $123.0 million or 31.1% of net premiums earned, for the nine months ended September 30, 2005 reflected changes in business mix increasing average commissions, the impact of increased reinsurance costs on net earned premiums and the decision in 2006 to increase the proportion of administrative expenses allocated to the property reinsurance segment to better reflected the costs for actuarial and risk management staff to reserve, model and price the business and the costs incurred in retaining Bermudian underwriting staff.

Casualty Reinsurance

Gross premiums written.    Gross premiums written for the nine months ended September 30, 2006 decreased by 9.7% over the equivalent period in 2005. The overall decrease reflected a $20.4 million adjustment in estimated prior year U.S. treaty premiums, volatility in the timing of the renewal of U.S. treaty contracts and the non-renewal of a few large accounts in the non-U.S. treaty account.

The table below shows our gross premiums written for each line of business for the nine months ended September 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the nine months ended September 30, 2006		For the nine months ended September 30, 2005
		% increase/(decrease)
	($ in millions)		($ in millions)
U.S. treaty (including structured risks)	$253.4	(11.7)%	$287.0
Non-U.S. treaty	157.2	(9.3)%	173.4
Casualty facultative	25.2	14.0%	22.1
Total	$435.8	(9.7)%	$482.5

Losses and loss adjustment expenses.    Losses and loss adjustment expenses in the nine months ended September 30, 2006 decreased by 15.4% when compared to the nine months ended September 30, 2005. The $38.4 million decrease was due to prior year reserve releases of $54.2 million as described under the heading ‘‘Reserves for Losses and Loss Expenses’’ mitigating the impact from the requirement to establish reserves for the $14.1 million increase in net earned premiums. In the nine months ended September 30, 2005 prior year reserves were increased by $1.0 million. Excluding prior year reserve movements the underlying loss ratio for the nine months ended September 30, 2006 was 72.5% (2005 — 70.6%).

Policy acquisition, operating and administrative expenses.    Total expenses were $91.4 million for the nine months ended September 30, 2006, equivalent to 25.1% of net earned premiums, a 2.1 percentage point increase over the nine months ended September 30, 2005. The increase in expense ratio was due to increases in the average commission rate applicable to non-U.S. casualty business; increased administrative expenses in Bermuda and the U.S. allocated to the segment; and increased total expenses in the U.K. due to increased investment in support functions and infrastructure, even though the proportion of total expenses allocated to this segment was decreased consistent with this segment’s proportion of gross earned premium to total earned premium.

Specialty Insurance and Reinsurance

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$316.1	$83.8	$399.9
Net premiums written	264.4	81.5	345.9
Gross premiums earned	277.3	69.3	346.6
Net premiums earned	234.0	67.4	301.4
Losses and loss adjustment expenses	(157.4)	(15.3)	(172.7)
Policy acquisition, operating and administration expenses	(66.2)	(17.0)	(83.2)
Underwriting profit	$10.4	$35.1	$45.5
Ratios
Loss ratio	67.3%	22.7%	57.3%
Expense ratio	28.3%	25.2%	27.6%
Combined ratio	95.6%	47.9%	84.9%

	Nine Months Ended September 30, 2005
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$214.2	$87.5	$301.7
Net premiums written	184.9	81.5	266.4
Gross premiums earned	114.6	85.3	199.9
Net premiums earned	94.1	83.6	177.7
Losses and loss adjustment expenses	(83.4)	(41.1)	(124.5)
Policy acquisition, operating and administration expenses	(27.7)	(18.9)	(46.6)
Underwriting profit/(loss)	$(17.0)	$23.6	$6.6
Ratios
Loss ratio	88.6%	49.2%	70.1%
Expense ratio	29.5%	22.6%	26.2%
Combined ratio	118.1%	71.8%	96.3%

Gross premiums written.    Gross premiums written increased by 32.5% compared to the nine months ended September 30, 2005, with most of the increase attributable to new aviation business written in the period and significant price increases in energy offshore risks, particularly in the Gulf of Mexico.

The table below shows our gross premiums written for each line of business for the nine months ended September 30, 2006 and 2005, and the percentage increase/(decrease) in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the nine months ended September 30, 2006		For the nine months ended September 30, 2005
		% increase/(decrease)
	($ in millions)		($ in millions)
Marine and specialty liability insurance	$106.6	(0.7)%	$107.3
Energy property insurance	83.0	82.8%	45.4
Marine hull	45.8	11.2%	41.2
Aviation insurance	80.7	295.6%	20.4
Specialty reinsurance	83.8	(4.1)%	87.4
Total	$399.9	32.5%	$301.7

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 57.3% of net earned premiums for the nine months ended September 30, 2006 compared to 70.1% in equivalent period in 2005. The reduction in the ratio was primarily due to the 2005 year suffering from a number of large losses: $24.0 million following the 2005 hurricanes; $14.9 million in relation to three aviation losses; and $4.5 million due to an oil platform fire. The impact of the 2005 losses was mitigated by the release of $25.0 million from prior period reserves. In 2006, the segment has been exposed to an aviation loss of $7.4 million from the destruction of three planes in a hangar fire, a $5.0 million loss from a ferry grounding in Canada and a $5.5 million loss from a vessel grounding in South Africa. The segment benefited from a $4.1 million prior year release in 2006 which was due to a $15.8 million deterioration in 2005 hurricane reserves offset by a $19.9 million favorable development from other reserves. In the nine months ended September 30, 2006, the specialty reinsurance account has experienced an extremely low level of claims activity which has had a favorable impact on the loss ratio.

Policy acquisition, operating and administrative expenses.    The $36.6 million increase in expenses from the prior period reflected the acquisition expenses associated with the increases in earned premium and changes in the business mix between insurance and reinsurance classes. The segment has seen a reduction in the operating and administrative expense ratio due to an increase in earned premium in 2006 having been achieved without a significant increase in headcount.

Property and Casualty Insurance

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$107.8	$160.3	$268.1
Net premiums written	61.2	142.1	203.3
Gross premiums earned	108.4	173.5	281.9
Net premiums earned	65.4	152.4	217.8
Losses and loss expenses	(56.4)	(95.3)	(151.7)
Policy acquisition, operating and administration expenses	(24.7)	(34.5)	(59.2)
Underwriting profit/(loss)	$(15.7)	$22.6	$6.9
Ratios
Loss ratio	86.2%	62.5%	69.6%
Expense ratio	37.8%	22.7%	27.2%
Combined ratio	124.0%	85.2%	96.8%

	Nine Months Ended September 30, 2005
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$111.9	$196.6	$308.5
Net premiums written	65.1	175.3	240.4
Gross premiums earned	89.9	199.2	289.1
Net premiums earned	51.5	177.1	228.6
Losses and loss expenses	(49.9)	(108.6)	(158.5)
Policy acquisition, operating and administration expenses	(18.8)	(39.9)	(58.7)
Underwriting profit /(loss)	$(17.2)	$28.6	$11.4
Ratios
Loss ratio	96.9%	61.3%	69.3%
Expense ratio	36.5%	22.6%	25.7%
Combined ratio	133.4%	83.9%	95.0%

Gross premiums written.    Gross premiums written for the nine months ended September 30, 2006 decreased by 13.1% from the comparative period. This decrease was due to greater competition in the U.K. where we have reduced our gross written premium and declined a number of risks to maintain pricing integrity and the quality of our account.

The table below shows our gross premiums written for each line of business for the nine months ended September 30, 2006 and 2005, and the percentage increase/decrease in gross premiums written for each such line:

	Gross Premiums Written
Lines of Business	For the nine months ended September 30, 2006		For the nine months ended September 30, 2005
		% increase/(decrease)
	($ in millions)		($ in millions)
U.K. commercial property	$42.3	(8.6)%	$46.3
U.S. commercial property	55.9	10.9%	50.4
International property	9.6	(37.7)%	15.4
U.K. commercial liability	97.1	(29.6)%	137.9
U.S. commercial liability	63.2	8.0%	58.5
Total	$268.1	(13.1)%	$308.5

Losses and loss adjustment expenses.    Losses and loss adjustment expenses decreased by $6.8 million compared to the prior period. The relatively high loss ratio in 2006 compared to 2005, which included hurricane losses, was driven by (i) two large losses totaling $14.7 million in the U.K. and (ii) losses of $26.4 million in the U.S. including $16.9 million of large fire losses. Although the comparative period was affected by $27.0 million of hurricane losses there were no other material property insurance claims. In addition, our prior year reserve releases in 2006 of $4.4 million was less favorable than the releases in 2005 of $10.4 million.

For the liability insurance account, even though there was a significantly larger reserve release of $28.9 million in 2006 compared to a $10.4 million release in the comparative period, the loss ratio did not improve significantly because we have selected a higher initial loss ratio for employers’ liability business in 2006 as a result of reduced premiums charged on the same level of exposure.

Policy acquisition, operating and administrative expenses.    Total expenses were $59.2 million for the nine months ended September 30, 2006, equivalent to 27.2% of net earned premiums. The increase in expense ratio was due to the premium growth in the U.S. property business which attracted a higher expense ratio and reductions in U.K. liability business which typically attract lower commissions.

Total Income Statement

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross premiums written.    For the nine months ended September 30, 2006, gross premiums written decreased by 10.2% over the comparative period. This was due to a:

•	a 9.7% reduction in premiums in the casualty reinsurance book as a result of:

•    reductions in total premiums written in our U.S. casualty lines; and

•    non-renewal of certain international casualty contracts;

•	a 26.5% reduction in property reinsurance premiums due to $57.7 million of reinstatement premiums following the 2005 hurricanes in the comparative period compared to $7.0 million in 2006 and following our decision to reduce peak exposures in this class; and

•	reductions in our U.K property and liability insurance lines as a result of a more competitive market in the U.K.

Reinsurance ceded.    Reinsurance premiums ceded for the nine months ended September 30, 2006 decreased by 28.9% primarily as a result of the additional costs to reinstate reinsurance protection following the hurricanes of 2005 not being required in 2006.

Net premiums earned.    Net premiums earned for the nine months ended September 30, 2006 were $1,260.9 million, an increase of 9.3% over the comparative period and consistent with the increase in premiums written by the specialty segment in the later part of 2005 earning through in 2006.

Insurance losses and loss adjustment expenses.    Insurance losses and loss adjustment expenses for the nine months ended September 30, 2006 were $688.2 million or 54.6% of net earned premiums, compared to $1,086.3 million or 94.2% in 2005. The $453.7 million net impact from the 2005 hurricanes increased the 2005 loss ratio by 38.5 percentage points and prior year releases totaling $35.4 million reduced the loss ratio by 3.1 percentage points. In 2006, we strengthened the 2005 hurricane reserves by $51.3 million which was more than offset by a total reserve release for other events of $109.4 million. The net effect of the prior year releases reduced the loss ratio by 4.6 percentage points. Excluding the impact of hurricanes and prior year releases, the loss ratio for the nine months ended September 30, 2006 was 59.2% (2005 — 58.7%). Although the underlying total loss ratios are similar, there have been significant changes in the mix of business written between 2006 and 2005 and in the level of claims activity in the business segments in the nine months ended September 30, 2006 compared with the equivalent period in 2005. The 2006 year has experienced no major catastrophe losses in the period but has been exposed to a U.K. commercial property account fire loss of $11.4 million, net of reinsurance, a property reinsurance factory fire loss of $8.8 million, an aviation loss of $7.4 million from the destruction of three planes in a hangar fire, a $5.5 million loss from a ship grounding in South Africa and a $5.0 million loss from a ferry grounding in Canada. In addition to the hurricane losses the prior year suffered four large property reinsurance claims totaling $16.1 million; three aviation losses totaling $14.9 million; and a $4.5 million loss following an oil platform fire.

Policy acquisition, operating and administrative expenses.    Total expenses for the nine months ended September 30, 2006 represented 29.6% of net premiums earned. This represented a 2.8 percentage point increase over the comparative period. The increase in the net expense ratio reflected the increase in policy acquisition ratio due to changes in business mix incurring higher policy acquisition costs and a $27.4 million increase in operating and administrative expenses. The 30.2% increase in operating and administrative expenses was mainly attributable to increased staff and premises costs. The changes are summarized in the following table which shows the components of the expense ratio expressed as proportions of the gross earned premiums and then the effect of reinsurance in arriving at the net expense ratio when expressed as a proportion of net earned premiums.

	Expense Ratios
	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Policy acquisition expenses	16.9%	15.4%
Operating and administrative expenses	7.8%	6.4%
Gross expense ratio	24.7%	21.8%
Effect of reinsurance	4.9%	5.0%
Total net expense ratio	29.6%	26.8%

Changes in the acquisition and operating cost ratios to gross earned premiums by segment are shown in the following table:

	For the nine months ended September 30, 2006					For the nine months ended September 30, 2005
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
Policy acquisition expense ratio	20.2%	16.7%	16.5%	11.4%	16.9%	17.5%	14.6%	13.9%	13.0%	15.3%
Operating and administrative expense ratio	7.2%	7.6%	7.5%	9.6%	7.8%	4.4%	7.5%	9.4%	7.3%	6.5%
Gross expense ratio	27.4%	24.3%	24.0%	21.0%	24.7%	21.9%	22.1%	23.3%	20.3%	21.8%
Effect of reinsurance	9.6%	0.7%	3.6%	6.2%	4.9%	9.2%	0.9%	2.9%	5.4%	5.0%
Total net expense ratio	37.0%	25.0%	27.6%	27.2%	29.6%	31.1%	23.0%	26.2%	25.7%	26.8%

Net investment income.    Net investment income of $141.7 million for the nine months ended September 30, 2006 represented an increase of 72.8% over the $82.0 million earned in the nine months ended September 30, 2005. The increase was due to rising portfolio book yield, as well as a $393.0 million increase in the value of cash and investments held in the nine months since December 31, 2005.

The following table shows the development of book yield over the period since December 31, 2004:

Date	Fixed Income Portfolio Book Yield	Aggregate Portfolio Book Yield (including cash and cash equivalents)
December 31, 2004	3.53%	3.50%
March 31, 2005	3.43%	3.49%
June 30, 2005	3.68%	3.72%
September 30, 2005	3.84%	3.85%
December 31, 2005	4.08%	4.08%
March 31, 2006	4.18%	4.19%
June 30, 2006	4.40%	4.29%
September 30, 2006	4.44%	4.36%

Income before tax.    Income before tax for the nine months ended September 30, 2006 was $323.2 million, compared to a loss of $191.7 million for the nine months ended September 30, 2005. The increase was primarily due to the absence of catastrophic losses, increased contributions from the specialty and casualty segments, and increased investment income.

Income tax expense.    Income tax expense for the nine months ended September 30, 2006 was $64.6 million. Our consolidated tax rate for the nine months ended September 30, 2006 was 20.0%, and as required by FAS 109 and APB 28, this rate is an estimate based on our estimated full year profits. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income.    Net income for the nine months ended September 30, 2006 was $258.6 million, equivalent to $2.61 earnings per basic share adjusted for preference share dividend and $2.55 fully diluted earnings per share adjusted for preference share dividend on the basis of the weighted average number of shares in issue during the nine months ended September 30, 2006.

Reserves for Losses and Loss Expenses

As of September 30, 2006, we had total net loss and loss adjustment expense reserves of $2,201.0 million. This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,989.3 million at the balance sheet date of September 30, 2006 a total of $1,374.2 million or 46.0% represented IBNR claims.

	As at September 30, 2006
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$892.9	$(327.2)	$565.7
Casualty Reinsurance	897.4	(9.8)	887.6
Specialty Insurance and Reinsurance	590.2	(286.4)	303.8
Property and Casualty Insurance	608.8	(164.9)	443.9
Total Losses and loss expense reserve	$2,989.3	$(788.3)	$2,201.0

For the nine months ended September 30, 2006, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $58.1 million. An analysis of this reduction by line of business is as follows:

	As at September 30, 2006	As at September 30, 2005
	($ in millions)
Property Reinsurance	$(33.5)	$(9.4)
Casualty Reinsurance	54.2	(1.0)
Specialty Insurance and Reinsurance	4.1	25.0
Property and Casualty Insurance	33.3	20.8
Total Losses and loss expense reserve	$58.1	$35.4

The key elements which gave rise to the net favourable development during the nine months ended September 30, 2006 were as follows:

Property Reinsurance:    Adverse development from the 2005 hurricanes required a reserve strengthening of $34.2 million which was offset by a small overall release in the balance of the book. Our methodology for determining the hurricane losses is based on a detailed analysis of each cedant’s experience supplemented by market benchmark patterns. As detailed knowledge of individual claims has developed, we have revised upwards our forecast ultimates for a number of cedants particularly in the catastrophe and risk excess accounts.

Casualty Reinsurance:    The release of $54.2 million from our casualty reinsurance reserves included $13.0 million attributable to a lower assessment of ceded exposures related to a net $12.5 million reduction in prior period premium estimates on a number of U.S. casualty treaties based on updated information received from cedants. Of the remaining $34.0 million, $26.3 million related to non-U.S. business and the balance to U.S. treaty business. In both the non-U.S. and U.S. businesses we are experiencing better development patterns than we had expected at this stage compared to historical experience. Our own development experience, particularly in U.S. medical malpractice and workers’ compensation, is consistent with trends emerging in industry benchmarks. The releases from the third quarter of 2006 were $7.2 million.

Specialty Insurance and Reinsurance:    The $4.1 million reduction in net specialty insurance and reinsurance reserves was caused by the combined effect of favorable development on the Syndicate 2020/3030 quota shares in 2002 and 2003, better than expected claims development on our specialty reinsurance account and a deterioration on the marine insurance account of $5.8 million, which was a result of 2005 hurricane losses deterioration of $12.6 million partially offset by favorable movements in the marine hull and liability classes.

Property and Casualty Insurance:    The $33.3 million total release was primarily due to a $26.2 million release from the U.K. liability class where actual experience has been much better than expected, a $3.1 million commercial property reserves release due to additional reinsurance recoveries on prior period reserves, and a $2.7 million release from the worldwide property account mainly following a favorable settlement on an outstanding loss.

Our quarterly reserving process currently includes an independent review by a firm of consulting actuaries. Having factored in the uncertainties impacting the reserves for our book of business, our consulting actuaries concluded that our reserves as at September 30, 2006 lie within a range of reasonable best estimates.

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

Our aggregate cash and invested assets as of September 30, 2006 were $4.8 billion, compared to aggregate invested assets and cash of $4.4 billion as of December 31, 2005. The increase in invested assets since December 31, 2005 resulted from collections of premiums on insurance policies and reinsurance contracts and investment income, offset by claims, policy acquisition expenses, reinsurance premiums and operating and administrative expenses paid.

Total net cash flow from operations from December 31, 2005 through September 30, 2006 was $371.8 million, a reduction from $605.9 million in the prior year period. The reduction was a result of significant claims having been paid in the period, particularly in respect of 2004 and 2005 hurricanes. For the nine months ended September 30, 2006, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On August 23, 2006, we paid a dividend of $0.15 per ordinary share to shareholders of record on June 9, 2006. A dividend totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) was also declared. This amount has been paid to our dividend disbursing agent, and was paid on October 1, 2006 to all Perpetual PIERS holders of record on September 15, 2006.

Our contractual obligations other than our obligations to employees consist mainly of amounts outstanding under our senior notes, reserves relating to our insurance and reinsurance contracts and operating leases. Note 6 to the unaudited condensed consolidated financial statements summarises amounts outstanding under our contractual obligations as of September 30, 2006.

As at September 30, 2006 we have provided collateral or other security to policyholders totaling $1,789.0 million and made up of:

	As at September 30, 2006	As at December 31, 2005
	($ in millions)
Assets held in multi-beneficiary trusts	$1,269.6	$1,143.3
Assets held in single beneficiary trusts	50.0	48.3
Letters of credit issued under our revolving credit facilities (1)	256.4	309.4
Secured letters of credit (2)	213.0	211.6
Total	$1,789.0	$1,712.6
Total as % of cash and invested assets	37.0%	38.6%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	Almost all of the collateral and other security shown above is provided for the benefit of U.S. cedants in pursuance of our contractual obligations. This enables the beneficiaries to take credit for the amounts they expect to recover from us in their statutory returns. Such arrangements are usual in respect of non-U.S. reinsurers.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events such as Hurricanes Katrina, Rita and Wilma, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best Company (‘‘A.M. Best’’) or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma, and the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

As at September 30, 2006, our fixed income portfolio had an approximate duration of 2.98 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in thousands, except percentages)
Market value $ in thousands	$4,538,846	$4,479,001	$4,418,900	$4,358,879	$4,299,320
Gain/(loss) $ in thousands	$119,946	$60,101	$0.00	$(60,021)	$(119,580)
Percentage of portfolio	2.71%	1.36%	0.00%	(1.36)%	(2.71)%

Equity risk.    We have invested in two funds of hedge funds totaling $150 million at September 30, 2006, which were 3.3% of our invested assets. These fund of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consist of diverse strategies and securities.

To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general. The funds in which we have invested, have historically exhibited approximately a quarter of the volatility of the S&P 500 Index.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of September 30, 2006, approximately 79% of our cash and investments are held in U.S. Dollars, approximately 15% are in British Pounds and approximately 6% are in currencies other than the U.S. Dollar and the British Pound. For the nine months ended September 30, 2006, 11% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2006. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders' equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2006, would have impacted reported net comprehensive income by approximately $1.3 million for the nine months ended September 30, 2006.

We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at September 30, 2006.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. Under our policy, no more than 5% of the fixed-income securities in our investment portfolio may be rated below ‘‘A−’’. As at September 30, 2006, the average rate of fixed income securities in our investment portfolio was ‘‘AAA’’. In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for insureds and our reinsureds and from whom we receive premiums, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of ‘‘A’’ (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is ‘‘A−’’ (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

We are also exposed to the credit risk of our reinsurers. The following table shows our reinsurance recoverables by amount and percentage of total, as rated by S&P and A.M. Best, as at September 30, 2006:

	As at September 30, 2006
	($ in millions except for percentages)
S&P
AAA	$81.4	10.3%
AA+	1.8	0.2%
AA	16.5	2.1%
AA−	83.0	10.5%
A+	38.5	4.9%
A	305.0	38.7%
AAA−	148.9	18.9%
BBB+	0.0	0.0%
Fully collaterised	76.6	9.7%
Not rated	36.6	4.7%
	$788.3	100.0%
A.M. Best
A++	$81.4	10.3%
A+	62.2	7.9%
A	390.0	49.5%
AAA−	148.9	18.9%
B+	0.0	0.0%
Fully collaterised	76.6	9.7%
Not rated	29.2	3.7%
	$788.3	100.0%

With respect to our reinsurance recoverables, our reinsurers are due $45.3 million from us in reinstatement premiums, and we have received $59.8 million in outstanding claims advances. As a result, our net exposure on our reinsurance recoverables is $683.2 million, as at September 30, 2006. This includes $76.6 million which is fully collateralised.

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

The Company, under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company's disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely fashion.

Changes in Internal Control over Financial Reporting

The Company's management has performed an evaluation, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006. Based upon that evaluation, the Company's management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date Issued	Number of Shares Issued
August 15, 2006	589
September 15, 2006	219

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

On September 28, 2006, we agreed to repurchase 16,425 ordinary shares from the Names’ Trustee at a price per share of $25.71, for a consideration of approximately $422,000. We completed the repurchase on October 5, 2006.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

None.

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

ASPEN INSURANCE HOLDINGS LIMITED (Registrant)
Date: November 3, 2006	By:	/s/ Christopher O’Kane
Christopher O’Kane Chief Executive Officer
Date: November 3, 2006	By:	/s/ Julian Cusack
Julian Cusack Chief Financial Officer