Form 10-K
period 2006-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2007-02-22
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER: 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Maxwell Roberts Building 1 Church Street Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 295-8201

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Ordinary Shares, 0.15144558¢ par value	New York Stock Exchange, Inc.
5.625% Perpetual Preferred Income Equity Replacement Securities	New York Stock Exchange, Inc.
7.401% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2006, was approximately $1.7 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that The Blackstone Group and Credit Suisse and all directors and employees of the registrant were ‘‘affiliates.’’ The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2006.

As of February 1, 2007, 87,815,157 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Unless the context otherwise requires, references in this Annual Report to the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’ refer to Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited (‘‘Aspen Re’’), Aspen (UK) Holdings Limited (‘‘Aspen U.K. Holdings’’), Aspen Insurance UK Services Limited (‘‘Aspen U.K. Services’’), AIUK Trustees Limited (‘‘AIUK Trustees’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’), Aspen U.S. Holdings, Inc. (‘‘Aspen U.S. Holdings’’), Aspen Specialty Insurance Company (‘‘Aspen Specialty’’), Aspen Specialty Insurance Management Inc. (‘‘Aspen Management’’), Aspen Re America, Inc. (‘‘Aspen Re America’’), Aspen Insurance U.S. Services Inc. (‘‘Aspen U.S. Services’’) and any other direct or indirect subsidiary collectively, as the context requires. Aspen Re, Aspen Bermuda and Aspen Specialty are each referred to herein as an ‘‘Insurance Subsidiary,’’ and collectively referred to as the ‘‘Insurance Subsidiaries.’’ References in this report to ‘‘U.S. Dollars’’, ‘‘dollars’’, ‘‘$’’ or ‘‘¢’’ are to the lawful currency of the United States of America, references to ‘‘British Pounds,’’ ‘‘pounds’’ or ‘‘£’’ are to the lawful currency of the United Kingdom, and references to ‘‘euros’’ or ‘‘€’’ are to the lawful currency adopted by certain member states of the European Union (the ‘‘E.U.’’), unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe,’’ ‘‘do not believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘intend’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, ‘‘Business,’’ Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this report and the differences could be significant. The risks, uncertainties and other factors set forth below under Item 1A, ‘‘Risk Factors’’ and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under ‘‘Risk Factors’’ in Item 1A, and the following:

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of catastrophes, such as Hurricanes Katrina, Rita and Wilma;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage, which may affect our decision to purchase such coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s (‘‘S&P’’), A.M. Best Company (‘‘A.M. Best’’) or Moody’s Investors Service (‘‘Moody’s’’);

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the number and type of insurance and reinsurance contracts that we wrote at the January 1st and other renewal periods in 2007 and the premium rates available at the time of such renewals within our targeted business lines;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in tax laws, regulations and interpretations in jurisdictions where we conduct business through our subsidiaries;

•	proposed and future changes to insurance laws and regulations, including with respect to U.S. state- and other government-sponsored reinsurance funds and primary insurers;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	the effect on insurance markets, business practices and relationships of current litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma, and the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the continued reliance on loss reports from our cedents and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, any changes in our reinsurers’ credit quality, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

PART I

Item 1.    Business

General

We are a Bermuda holding company, which was incorporated on May 23, 2002, and now conduct insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen Re (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty (United States).

We operate in the global markets for property and casualty reinsurance and for marine and aviation insurance. We also provide commercial property and casualty insurance in the domestic markets of the United States and the United Kingdom.

For the year ended December 31, 2006, we wrote $1,945.5 million in gross premiums and at December 31, 2006 we had total capital employed, including long-term debt, of $2,638.7 million.

Prior to joining Aspen, our founding senior management and underwriters worked as a team at the Society of Lloyd’s Syndicate 2020 and its predecessors. Syndicate 2020 is an underwriting operation in the London Market and is managed by a wholly-owned subsidiary of Wellington Underwriting plc (‘‘Wellington’’) (which has since been acquired by Catlin Group Limited) which was one of our founder shareholders. When we commenced operations on June 21, 2002, we secured from Wellington the opportunity to underwrite a substantial portion of the portfolio of risks that had been developed over many years by the team of underwriters that joined us from Syndicate 2020.

The portion of the portfolio of risks we secured from Wellington comprised certain of our initial lines of business, including U.K. commercial property insurance, U.K. commercial liability insurance, property reinsurance and casualty reinsurance (the ‘‘initial lines of business’’). We believe this established book of business and the operational continuity we enjoyed gave us a competitive advantage over other companies that started in the insurance and reinsurance sectors in 2001 and 2002. Since 2002, we have expanded our business portfolio both within the initial lines of business and by adding new lines of business.

We now manage our business in four segments: property reinsurance, casualty reinsurance, specialty lines and property and casualty insurance.

Our corporate organization and subsidiaries as of February 15, 2007 are as follows:

Until the end of 2003 our property and casualty reinsurance operations were primarily centered in London and this remains the principal location of our casualty reinsurance and specialty operations. The London Market attracts customers from all over the world seeking flexible and innovative solutions for a wide variety of property, casualty and specialty risks. The London Market is also known for its high concentration of brokers and insurers, and for its highly developed infrastructure. Our operational base in London allows our management and underwriters to continue to access their long-standing broker and client relationships in this important market. We believe that our presence in the London Market also gives us the advantage of convenient access to extensive resources of underwriting and other professional services, such as actuarial analysis, claims adjustment and consulting services.

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

We started to write specialty reinsurance (mainly comprising aviation and marine risks) in 2003. During 2004 we began also to offer marine, energy and specialty liability insurance. In 2005, we started to write aviation insurance. All of these specialty lines operations are conducted mainly by Aspen Re in London and together comprise our specialty lines segment.

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

In 2005 we hired a team of underwriters who specialize in international property facultative reinsurance with some incidental exposures in the U.S.. They operate in our London office and from an office in Paris which we opened in May 2006.

Aspen Re America, a wholly-owned subsidiary of Aspen U.S. Holdings, functions as a reinsurance intermediary with offices in New Jersey and Connecticut. Aspen Re America has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license. Aspen Re’s Connecticut office focuses on property reinsurance and U.S. casualty treaty reinsurance (following the appointment of a team in July 2006), written exclusively on behalf of Aspen Re. Aspen Re America’s New Jersey office focuses on casualty facultative reinsurance, written exclusively on behalf of Aspen Re.

Our Business Strategy

Our strategic financial objective is to deliver superior financial returns to our ordinary shareholders while reducing our earnings volatility relative to our experience in the first four years of our trading history. Our objective of reducing volatility implies a reduction in our exposure to natural catastrophe losses which in turn implies that in years such as 2006 when there is limited insured natural catastrophe loss we may not report returns as high as some of our competitors whose business is more exposed to natural catastrophe risks.

Our principal measure of financial return is Return On Average Equity (‘‘ROAE’’) which we calculate as income after tax and preference share dividends as a percentage of average monthly shareholders’ equity excluding accumulated comprehensive income and the aggregate of the liquidation preferences of our preference shares. The ROAE which we target for any one year will depend on our assessment of the state of the insurance and interest rate cycles to which we expect to be exposed.

We aim to deliver our financial objective by pursuing the following key aspects of business strategy:

Diversification.    We plan to continue to diversify our insurance and reinsurance operations by offering new products within our existing lines of business, and we may selectively increase our exposure in parts of the world or in lines of business where we are currently under-represented. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills. We anticipate continuing to diversify our business away from property reinsurance in keeping with the reduction in our risk tolerances and emphasize our evolving franchise in our specialty lines segment.

Enterprise Risk Management.    We aim to achieve our objective of reduced volatility by a holistic approach to risk management which emphasizes not only the improved management of known risks but also seeks to identify and mitigate new and emerging risks. We have invested and will continue to invest both in skills and technology in support of this objective and aim to establish superior risk management practices across our entire operation.

As part of our risk management approach we manage our net exposure to large individual risk losses in our insurance business lines by selectively purchasing reinsurance.

Until the end of 2006 we also maintained significant property retrocessional reinsurance that provided protection for our property reinsurance segment in the event of catastrophe losses. During 2006 we significantly reduced our exposures to catastrophe losses and have revised our business model for 2007 in such a way that we have reduced our reliance on the availability of property retrocessional reinsurance to stay within our desired maximum retained exposures to catastrophe loss. We continue to monitor retrocessional pricing, the catastrophe bond market, sidecars and other innovative forms of risk management in the event that these options become attractive.

Capital Management.    We strive to maintain an optimal level of capital relative to our business plan. To do this, we employ Dynamic Financial Analysis (‘‘DFA’’) statistical modeling techniques to assess the risk of loss to our capital base based upon the portfolio of risks we underwrite and on our asset and operational risk profiles. We use this together with rating agency models and marketing considerations to make an informed judgment as to the minimum amount of capital that we need to hold.

We also set targets for financial leverage which we believe provide an appropriate balance between improving returns to our ordinary shareholders while maintaining the levels of financial strength expected by our customers and by the rating agencies. For this purpose we define financial leverage as the ratio of long-term debt and ‘hybrid’ capital to total capital. The term ‘hybrid’ refers to securities, such as our preference shares, which have characteristics of both debt and equity. Our current target for financial leverage is 30% which compares to an actual ratio of 25.3% as at December 31, 2006.

We strive to maintain access to the capital markets by seeking to ensure that all our issued securities are fairly priced at issuance and by targeting a variety of different investor markets.

Performance Management.    We also use DFA to determine the risk adjusted capital amounts that we notionally allocate to each of our lines of business and to set maximum combined ratios and maximum volatility targets. Combined ratio is the ratio of losses and expenses to net earned premium and therefore returns are higher for lower values of combined ratio and vice versa. In most cases our planned combined ratios for 2007 are less than the maximum combined ratio targets.

For most property and specialty lines of business we currently target combined ratios in the range of 81% to 85%. For casualty lines we generally currently target combined ratios in the range of 92% to 97% which takes into account the greater investment income contribution to returns from casualty business which is a consequence of generally more prolonged claims settlement patterns.

Volatility targets are set based on statistical assessments of the ratio of the standard deviation of combined ratio to the mean expected combined ratio and are higher for lines of business with significant exposure to catastrophe risk.

Cycle Management.    By anticipating changing market conditions, we seek as far as possible to access different lines of business with complementary risk/return characteristics and to deploy capital appropriately. We monitor relative and absolute rate adequacy and movements and we adjust the composition of our risk portfolio based on market conditions and underwriting opportunities. We are prepared to adjust our underwriting and capital management objectives in order to respond in a timely manner to the changing market environment for all or some of our lines of business. This may include reducing our gross premiums written for a business line, or for our overall writings, should conditions warrant.

Investment Management.    We manage our investment portfolio, subject to defined risk parameters, with a view to maximizing its contribution to ROAE in the form of net investment income while also targeting superior total returns. We employ an active fixed income investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In accordance with our strategy of diversifying our investment portfolio, on April 1, 2006 we allocated 3% ($150 million) of assets to two low-volatility funds of hedge funds. This was executed pursuant to our two-year asset allocation plan of diversifying our investment portfolio away from 100% fixed income securities. In continuation of executing our plan, on February 1, 2007 we allocated a further 3% of assets ($150 million) to funds of hedge funds.

Effective operational management and cost control.    We believe that we will not succeed in meeting our financial objectives without highly effective information systems and other technical support services to our underwriting teams. We strive to meet this objective while managing costs by investing in information technology and by continuous process improvements. We aim to keep total costs, inclusive of policy acquisition costs, to no more than 26% of gross earned premium. For the year ended December 31, 2006 this ratio was 24.5%.

Business Segments

We report our results with respect to four business segments: property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. The gross premiums written are set forth by business segment, for each of the twelve months ended December 31, 2006, 2005 and 2004:

Business Segment	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Property Reinsurance	$609.2	31.3%	$813.2	38.9%	$649.3	40.9%
Casualty Reinsurance	485.5	25.0%	526.7	25.2%	446.7	28.2%
Specialty Insurance & Reinsurance	511.1	26.3%	368.3	17.6%	125.3	7.9%
Property & Casualty Insurance	339.7	17.4%	384.3	18.3%	364.9	23.0%
	$1,945.5	100.0%	$2,092.5	100.0%	$1,586.2	100.0%

For a review of our results by segment, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and note 19 of our financial statements.

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

The reinsurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2006, 2005 and 2004:

Property Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Australia/Asia	$35.5	5.8%	$48.1	5.9%	$46.7	7.2%
Caribbean	0.0	0.0%	2.6	0.3%	2.0	0.3%
Europe	38.7	6.4%	65.8	8.1%	56.2	8.7%
United Kingdom	20.1	3.3%	16.8	2.1%	38.5	5.9%
United States & Canada (1)	364.6	59.8%	467.9	57.5%	335.1	51.6%
Worldwide excluding United States (2)	47.5	7.8%	47.8	5.9%	30.8	4.7%
Worldwide including United States (3)	92.6	15.2%	157.7	19.4%	129.2	19.9%
Others	10.2	1.7%	6.5	0.8%	10.8	1.7%
Total	$609.2	100%	$813.2	100%	$649.3	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our property reinsurance segment for the twelve months ended December 31, 2006, 2005 and 2004 are as follows:

Property Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Treaty Catastrophe	$315.0	51.7%	$373.3	45.9%	$268.7	41.4%
Treaty Risk Excess	157.6	25.8%	263.8	32.4%	244.3	37.6%
Treaty Pro Rata	119.1	19.6%	168.1	20.7%	129.9	20.0%
Property Facultative	17.5	2.9%	8.0	1.0%	6.4	1.0%
	$609.2	100.0%	$813.2	100.0%	$649.3	100.0%

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

We also provide retrocessional property coverage, which is reinsurance protection to other reinsurers or retrocedents. In 2006, 2005 and 2004, approximately 1.0%, 2.4% and 1.4%, respectively, of gross written premium was retrocessional coverage.

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

Structured Reinsurance.    We also write a small number of structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. In 2006, these contracts were accounted for in this segment, casualty reinsurance and specialty insurance and reinsurance segments. Within the property reinsurance segment, these contracts generated gross premiums written in 2006 of $27.5 million. There is one contract which is a quota share of Lloyd’s Syndicate 318 which is linked to the provision of capital support to that syndicate by way of a letter of credit of £5.5 million.

A very high percentage of the reinsurance contracts that we write exclude coverage for losses arising from the peril of terrorism involving nuclear, biological or chemical attack outside the U.S. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as ‘‘acts of terrorism’’ by the U.S. Treasury Department under the Terrorism Risk Insurance Act (‘‘TRIA’’) and the Terrorism Risk Insurance Extension Act of 2005 (‘‘TRIEA’’). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are sometimes covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts, both on a pro rata and risk excess basis, covering solely the peril of terrorism. We have done so only in instances where we believe we are able to obtain pricing that is commensurate with our exposure. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

In our property reinsurance segment, Ace and its affiliates accounted for approximately 8% of gross premiums written in this segment for the twelve months ended December 31, 2006. Factory Mutual and its affiliates accounted for approximately 5% and no other customer accounted for more than 5% of gross written premiums within this segment.

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

The casualty reinsurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2006, 2005 and 2004:

Casualty Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Australia/Asia	$16.1	3.3%	$17.7	3.4%	$22.1	4.9%
Caribbean	1.5	0.3%	13.2	2.5%	9.4	2.1%
Europe	5.4	1.1%	18.7	3.6%	21.7	4.9%
United Kingdom	18.5	3.8%	116.7	22.2%	118.9	26.6%
United States & Canada (1)	327.9	67.5%	329.1	62.5%	258.9	58.0%
Worldwide excluding United States (2)	38.2	7.9%	11.2	2.1%	9.0	2.0%
Worldwide including United States (3)	75.2	15.5%	18.5	3.5%	3.5	0.8%
Others	2.7	0.6%	1.6	0.2%	3.2	0.7%
Total	$485.5	100%	$526.7	100%	$446.7	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our casualty reinsurance segment for the twelve months ended December 31, 2006, 2005 and 2004 are as follows:

	Gross Premiums Written
Casualty Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
U.S. Treaty	$291.1	60.0%	$304.8	57.9%	$222.5	49.8%
Non-U.S. Treaty	160.2	33.0%	196.1	37.2%	181.4	40.6%
Casualty Facultative	34.2	7.0%	25.8	4.9%	42.8	9.6%
	$485.5	100.0%	$526.7	100.0%	$446.7	100.0%

U.S. Treaty.    In July 2006, Aspen Re America appointed a U.S.-based team of casualty treaty underwriters, based in Connecticut, who write U.S. casualty treaty exclusively on behalf of Aspen Re. The U.S. team complements our existing London-based team which writes this business. Our U.S. casualty reinsurance business is composed of long-tail treaty contracts protecting U.S. cedents mostly on an excess of loss basis, and with respect to business written by our U.S. team, the contracts protect U.S. cedents primarily within the regional and specialty segments. Our London team reinsures exposures mainly with respect to workers’ compensation, medical malpractice, and professional liability for regional lawyers, accountants, architects and engineers. Our U.S. team reinsures exposures mainly with respect to general liability, auto liability, non-medical professional, workers’ compensation and excess liability including umbrella.

Non-U.S. Treaty.    Our non-U.S. casualty reinsurance business is composed of long-tail treaty contracts. The majority of our non-U.S. casualty reinsurance business is written on an excess of loss basis with a small proportion written on a pro rata basis. The exposures that we cover in the non-U.S. casualty business include automobile liability, workers’ compensation, employers’ liability, public and product liability, fidelity business and professional indemnity. We focus on business that is exposed to severe losses but not expected to produce high levels of claims frequency.

Casualty Facultative.    Our casualty facultative reinsurance line of business consists of umbrella, general liability and workers’ compensation reinsurance. Approximately all exposures reinsured in this line of business are located in the United States, written mainly on an excess of loss basis. During 2003 and for part of 2004, this business was written for us by Wellington Underwriting, Inc. (‘‘WU Inc.’’). In addition, until the end of 2003, we also wrote automobile liability reinsurance for U.S. clients through WU Inc. The binding authority for general liability, umbrella and workers’ compensation along with the team that wrote this business at WU Inc., was transferred to Aspen Re America on February 1, 2004.

Structured Reinsurance.    We have written a small number of structured casualty reinsurance contracts through our specialist team in Bermuda. Within the casualty reinsurance segment, these contracts generated gross premiums written in 2006 of $71.0 million. The two largest of these contracts in 2006 were a workers compensation quota share contract with estimated gross premiums written of $25.9 million and a medical malpractice excess of loss contract with estimated gross premiums written of $20 million. No other customer accounted for more than 4% of gross written premium within this segment.

    Specialty Insurance and Reinsurance

Our specialty insurance and reinsurance segment consists of the following principal lines of business: marine, energy and liability insurance, aviation insurance, and specialty reinsurance which consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our specialty insurance is written on a primary, quota share and facultative basis and our specialty reinsurance is written on a treaty pro rata and excess of loss basis.

The specialty insurance and reinsurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2006, 2005 and 2004:

Specialty Insurance and Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Australia/Asia	$5.6	1.1%	$26.2	7.1%	$1.1	0.9%
Caribbean	1.0	0.2%	4.6	1.3%	0.0	0.0%
Europe	8.7	1.7%	58.6	15.9%	11.4	9.1%
United Kingdom	4.4	0.9%	18.5	5.0%	5.2	4.2%
United States & Canada (1)	83.5	16.3%	146.8	39.8%	25.0	20.0%
Worldwide excluding United States (2)	34.3	6.7%	3.4	0.9%	2.6	2.1%
Worldwide including United States (3)	362.4	70.9%	84.9	23.0%	74.5	59.5%
Others	11.2	2.2%	25.3	7.0%	5.5	4.2%
Total	$511.1	100.0%	$368.3	100.0%	$125.3	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our specialty insurance and reinsurance segment for the twelve months ended December 31, 2006, 2005 and 2004 are as follows:

	Gross Premiums Written
Specialty Insurance and Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Marine, Energy and Liability Insurance	$299.3	58.6%	$212.7	57.8%	$43.6	34.8%
Aviation Insurance	121.2	23.7%	52.5	14.3%	0.0	0.0%
Specialty Reinsurance	90.6	17.7%	103.1	28.0%	81.7	65.2%
	$511.1	100.0%	$368.3	100.0%	$125.3	100.0%

Marine, Energy and Liability Insurance.    The marine, energy and liability team commenced underwriting in the third quarter of 2004 and are considered leaders in hull, energy physical damage and liability classes. The vast majority of business is written on a direct facultative basis with underwriters setting the terms and conditions of the risk. Coverage underwritten includes onshore and offshore natural perils, fire, explosion, well blow-out, liability risks associated within the aforementioned, and onshore liability construction (which may have longer contract periods).

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

We target a global aviation client base (other than the United States), taking advantage of London’s position as a leading center for aviation insurance business distribution.

Specialty Reinsurance.    Our specialty reinsurance line of business is composed of reinsurance covering interests similar to those underwritten in marine, energy, liability and aviation insurance above, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance. Our specialty reinsurance business is generally written on a treaty basis, though some risks are written on a facultative basis.

For the twelve months ended December 31, 2006, our mix of specialty reinsurance business as measured by gross premiums written was approximately 50.4% aviation and marine reinsurance (2005 —61.4%; 2004—60.3%) and 49.6% (2005—38.6%; 2004—39.7%) other specialty reinsurance risks such as terrorism, nuclear, personal accident, crop and satellite.

In our specialty insurance and reinsurance segment, no single customer accounted for more than 3% of gross premiums written within this segment.

Structured Reinsurance.    Our structured reinsurance team in Bermuda wrote $4.8 million of gross premiums in 2006 that fall within the specialty insurance and reinsurance reporting segment.

    Property and Casualty Insurance

Our property and casualty insurance segment consists of the following lines of business: commercial property insurance and commercial liability insurance.

The property and casualty insurance business we write can be analyzed by geographic region, reflecting the location of the assured, as follows for the year ended December 31, 2006, 2005 and 2004:

Property and Casualty Insurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
	($ in millions, except for percentages)
Australia/Asia	$1.7	0.5%	$0.1	0.0%	$0.4	0.1%
Caribbean	0.1	0.0%	0.2	0.1%	0.2	0.1%
Europe	6.5	1.9%	6.0	1.6%	12.9	3.5%
United Kingdom	174.6	51.4%	214.7	55.9%	311.5	85.4%
United States & Canada (1)	153.9	45.3%	158.9	41.3%	21.9	6.0%
Worldwide excluding United States (2)	0.2	0.1%	0.2	0.1%	0.0	0.0%
Worldwide including United States (3)	0.7	0.2%	0.4	0.1%	8.1	2.2%
Others	2.0	0.6%	3.8	0.9%	9.9	2.7%
Total	$339.7	100%	$384.3	100%	$364.9	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross premiums written by our principal lines of business within our property and casualty insurance segment for the twelve months ended December 31, 2006, 2005 and 2004 are as follows:

	Gross Premiums Written
Property and Casualty Insurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
Commercial Property Insurance	$133.3	39.2%	$138.3	36.0%	$122.1	33.4%
Commercial Liability Insurance	206.4	60.8%	246.0	64.0%	242.8	66.6%
	$339.7	100.0%	$384.3	100.0%	$364.9	100.0%

Commercial Property Insurance.    Our commercial property insurance line of business consists of U.K. commercial property insurance, U.S. excess and surplus lines, and international property facultative. The U.K. commercial property insurance focuses on providing physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. property owners, middle market corporate and public sector clients.

Towards the end of 2005, we repositioned our property insurance business by hiring an international property facultative team which writes U.K. and worldwide individual risks, with underwriters based in London and Paris. The business is written on an excess of loss basis and the geographic area is essentially worldwide other than for a small volume of U.S. exposures. The account has dual distribution with business written both directly and through brokers. Business written directly in 2006 was developed mainly from European clients while the business developed through brokers has a more global territorial distribution. As at December 31, 2006, the key territory, both by risk count and by premium volume, was the U.K.

We write property insurance in the U.S. on a surplus lines basis through Aspen Specialty. The property account consists predominantly of mercantile, manufacturing and commercial real estate business. For the twelve months ended December 31, 2006, the total mix of commercial property business as measured by gross premiums written was 38.0% U.K. commercial (2005—44.1%; 2004— 57.2%), 53.9% U.S. surplus lines (2005—48.5%; 2004—33.1%) and 8.1% property facultative (2005; 7.4%; 2004—9.7%).

Commercial Liability Insurance.    Our commercial liability insurance line of business focuses on providing employers’ liability coverage and public liability coverage for insureds domiciled in both the United Kingdom and Ireland as well as casualty insurance in the U.S. on a surplus lines basis.

In the United Kingdom, all employers must maintain employers’ liability insurance. This insurance covers employers’ liability for bodily injury or disease sustained by employees, and arising out of and in the course of employment. In the United Kingdom, employees are required to show breach of statute or tort prior to being entitled to any compensation. As opposed to the United States, there is no set scale of compensation in the United Kingdom, as claims are settled in accordance with legal precedent and official damages guidelines. Most claims are settled out of court; however, most employees engage legal representation that increases claims costs though in a predictable way. Insurance cover is written on an ‘‘occurrence’’ basis, that is, the monetary limits of the insurance apply to all claims relating to any one occurrence, with the minimum legal requirement being £5 million for any one occurrence. However, the usual limit for employers’ coverage is £10 million for any one occurrence.

Public liability insurance covers businesses for claims made against them by members of the public or other businesses, but not for claims by employees or shareholders of such businesses. Public liability insurance is generally not required by regulation.

Aspen Specialty writes casualty insurance in the U.S. on a surplus lines basis. The casualty account consists of primarily general liability, umbrella liability and certain errors and omissions insurance. The casualty focus is on premises risks, low to moderate hazard products and selected classes of contracting risks. For the twelve months ended December 31, 2006, the mix of commercial liability business as measured by gross premiums written was 60.5% U.K. liability (2005—69.6%; 2004—87.5%) and 39.5% U.S. surplus lines (2005—30.4%; 2004—12.5%).

Underwriting, Risk Management and Reinsurance

Our objective is to create a portfolio of insurance and reinsurance risks, diversified across lines of business, products, geographic areas of coverage, cedants and sources. The acceptance of appropriately priced risk is the core of our business. Underwriting requires judgment, based on important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. We view underwriting quality and risk management as critical to our success.

Enterprise Risk Management.    Risk management focuses on the threat to the achievement of our business objectives. Enterprise Risk Management (‘‘ERM’’) identifies the sources of such risks, oversees the setting of limits on risks, as well as risk mitigation and risk transfer. Underpinning this approach is a two-dimensional risk management process that forms the basis of business decision making:

•	top-down approach (strategic risk management): the Risk Committee of our board of directors and senior management issue risk policies, define corporate appetite, set risk tolerances and allocate risk capital; and

•	bottom-up approach (tactical risk management): we monitor risk and controls performance, implement mitigating actions and report to senior management, the Risk Committee and the board of directors.

ERM is well integrated in our business practices through a ‘‘Three-Lines-of-Defense’’ structure:

•	the first line of defense consists of risk-taking units, such as our underwriting teams, which are responsible for risk acceptance within set tolerances and for the day-to-day operation of the controls within their units;

•	the second line of defense consists of our risk and compliance functions which are responsible for risk aggregation, monitoring and reporting across the group; and

•	the third line of defense consists of quality assurance and internal audit which are responsible for independently testing and reporting the design and performance of the controls in all risk areas.

Our risk management process produces tailored views on our specific profile with respect to underwriting, credit, market and operational risks. These views are then tested and analyzed to (i) determine risk capital requirements and (ii) optimize risk adjusted returns by means of our DFA model.

In 2006, S&P rated our Enterprise Risk Management as strong. This rating is an attestation of the strength of our risk management processes. The following sections describe in more detail our risk management processes in underwriting, credit, market and operational risk areas.

Underwriting.    Our underwriting activities are managed in four product areas: property reinsurance, casualty reinsurance, specialty (marine, energy, liability and aviation insurance and specialty reinsurance) and insurance (property, liability and property facultative). The reinsurance product areas report into our Head of Reinsurance, Brian Boornazian, who has a strategic and operational responsibility for the underwriting of these lines of business. The specialty lines and insurance segments currently report to our Chief Executive Officer. The Head of Reinsurance and our Chief Executive Officer are supported by our Underwriting Director, Kate Vacher. Our Underwriting Director assists in the management of the underwriting process by developing our underwriting strategy, monitoring our underwriting control framework and acting as an independent reviewer of underwriting activity across our businesses.

We underwrite according to specific disciplines, with the aim of maintaining the following principles:

•	operate within prescribed maximum underwriting authority limits which we delegate in accordance with an understanding of each individual’s capabilities, tailored to the lines of business written by the particular underwriter;

•	price each submission based on our experience in the line of business, and as appropriate, by deploying one or more actuarial models either developed internally or licensed from third-party providers;

•	make use of peer review to ensure high standards of underwriting discipline and consistency —risks underwritten are subject to peer review by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance, and for insurance risks, peer review may occur before or after risk acceptance);

•	more complex risks may involve peer review by several underwriters and with input from catastrophe risk management specialists, our team of actuaries and senior management;

•	evaluate the underlying data provided by clients and adjust such data where we believe it does not adequately reflect the underlying exposure;

•	in respect of catastrophe perils and certain other key risks, prepare monthly aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee of our board of directors; and

•	exceptional risks are referred to an underwriting committee for approval before we accept the risks. The underwriting committee consists of our Chief Executive Officer, Chief Risk Officer, Head of Reinsurance, Head of Property Reinsurance and Underwriting Director.

Natural Catastrophe Risk Management.    In 2006, we implemented an enhanced approach to controlling catastrophe exposures based on a sophisticated database system. This system, while significantly improving the detailed control over catastrophe accumulation, is also expected to enable more efficient utilization of capital within the Company.

In 2006, we introduced a new risk governance structure. A Risk Committee of our board of directors was established and provides oversight of risk management. The Risk Committee reviews the risk appetites and risk tolerances proposed by management which are then approved by our board of directors.

Our Catastrophe Risk Management (‘‘CRM’’) team, which reports to our Chief Risk Officer, Oliver Peterken, has responsibility for identifying, quantifying, and qualifying catastrophe risk information for use within and across business units. CRM’s primary activity is the collation, analysis and distribution of portfolio statistics and reporting the group’s exposure information on a monthly basis.

The principal objectives of the CRM team are to:

•	provide quality information and transparency for internal management, reinsurers and capital providers;

•	support and enhance the application of technical analysis in underwriting, portfolio analysis and risk management;

•	enhance business production and development opportunities through technical analysis; and

•	link and integrate common information across different strategic disciplines including reinsurance purchase, business unit planning and group planning.

We use a variety of catastrophe modeling techniques but also employ a number of other underwriting methods to ‘‘sense check’’ modeled outputs. We use leading vendor models as part of the underwriting process but may adjust results to reflect frequency and severity rates as we believe appropriate. Hurricane frequency assumptions may be adjusted in consultation with hurricane forecasters such as Accurate Environmental Forecasting (‘‘AEF’’) and severity loads may also be adjusted to reflect our underwriting experience.

In anticipation of the likely changes implied by the introduction of version 6.0 of the Risk Management Solutions (‘‘RMS’’) model, coupled with the reduction of our risk appetite in 2006, we repositioned our property reinsurance portfolio to reduce exposure significantly to land falling hurricanes in the U.S.

We have also implemented for our Bermuda team the new Portfolio Management Model (‘‘PMM’’). The PMM enables us to simulate the effect on our portfolio’s probable maximum loss (‘‘PML’’) of different participations on each treaty ahead of each renewal period. This model enables us to manage our aggregates efficiently and to ensure that our aggregate is deployed appropriately. In addition, we have implemented an accumulation management system which produces portfolio exceedance probability data and quality control at an individual risk level.

Portfolio-specific and group-wide exceedance probability data (both occurrence and aggregate) is reviewed monthly, and modeled results are compared with aggregate limits-exposed data as a secondary check. Modeling includes some secondary perils (fire-following earthquake, storm surge and post-event loss amplification) where applicable. Results are reported both on a ‘‘Combined All Risks’’ basis and by the key regions of U.S. windstorm, earthquake, New Madrid earthquake, European windstorm and Japan all risks.

Catastrophe accumulation reporting is subject to rigorous quality control, under our expanded risk management program. Aggregates and modeled results are reviewed over several stages each month, and signed-off by our Group Catastrophe Risk Controller and Chief Risk Officer before being circulated to senior management and all underwriting teams. Any significant changes or deviations from the plan are highlighted, and relevant actions prescribed.

Operational Risk.    Our approach to operational risk management aims to minimize exposures. This approach is predicated on methodical identification and measurement of inherent operational risks, a thorough assessment of the adequacy of the controls in place and an analysis of the residual risks compared to preset tolerances. The focus areas of our operational risks cover financial reporting, business continuity, financial crime, system security, regulatory, strategic and other areas. Because of the complex nature of operational risks, we have implemented a process that reinforces clear responsibility and accountability for managing these exposures. Periodically, our risk and compliance functions partner with relevant business units to identify, measure and assess different aspects of operational risks. Additionally, business units conduct their own self-assessments and attest to the soundness of the controls operating in their units. Where improvements are identified, follow-up actions are implemented until the expected remediation is achieved. Finally, as an independent third party, our internal audit team undertakes a risk-based approach to test the operation of controls across all business units. Internal audit reports directly to our board of directors’ Audit Committee.

Credit and Market Risk.    Our Investment Steering Group and the Reinsurance Security Committee, which consist entirely of members of our management, define credit and market risk tolerances in line with the risk appetite set by our board of directors. Our Investment Steering Group reviews the group’s investment performance and assesses credit and market risk concentrations and exposures to issuers. Our credit analysts evaluate reinsurance and insurance counterparties and propose acceptable financial strength ratings and credit limits. Our Reinsurance Security Committee reviews these recommendations and sets credit limits. Our risk management function monitors individual exposures in addition to credit and market risk accumulations compared to tolerances. Any exceptions are reported to senior management and our board of directors’ Risk Committee. In 2006, Aspen transferred some of its counterparty credit risk through the purchase of an innovative policy that will protect a portfolio of our reinsurance contracts against the risk of credit default.

Reinsurance.    We purchase retrocession and reinsurance to limit and diversify our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers. For 2007, we will continue to purchase reinsurance for our insurance business but we expect to reduce our retrocessional coverage significantly in respect of our reinsurance business. We expect our retrocessional ceded premiums to be reduced significantly in 2007.

In 2006, the Company purchased a catastrophe retrocession program that covers us for a single catastrophic loss in excess of $80 million up to $232.5 million arising from all property classes of business and a separate program that protects us against catastrophe losses in excess of $75 million up to $205 million arising from all property classes other than business written by us and classified as catastrophe excess of loss. As mentioned above, this program will be significantly reduced, if purchased at all, in 2007.

A low level per-event cover of $10 million excess of $10 million for insurance business was purchased in 2006 covering marine hull and cargo, marine liability, energy, political risks and property business. This cover excluded per risk excess and catastrophe excess business. In 2006, we also purchased additional catastrophe retrocession for losses in which our share exceeded $10,000 but which only provided for recoveries if the total insured loss exceeded an agreed figure as published by Property Claims Services (‘‘PCS’’). Additional coverage was purchased to protect us against the likelihood of a single risk loss producing claims from more than one source, either through two or more insureds or programs. This risk ‘‘clash’’ program provided cover excess of $25 million up to $75 million. None of these reinsurance programs have been renewed for 2007 and all expired or will expire by the first quarter of 2007.

In 2006 we saw no activity at a level to trigger any of our reinsurance programs other than a single fire loss in the U.K. which triggered a recovery under a specific U.K. property excess of loss program.

Many of the reinsurance contracts which we underwrite and which we purchase include terms under which additional payments, known as reinstatement premiums, are payable if claims are made. We take these into account when assessing our overall costs arising from catastrophic events, together with exposures arising from parts of our business, such as the marine reinsurance business that we write, but which are excluded from our reinsurance cover.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 87% of our uncollateralized reinsurance is provided by those who have been assigned a rating of ‘‘A−’’ (Excellent) (the fourth highest of fifteen rating levels) or better. In 2006, $140 million of reinsurance capacity was secured from a reinsurance market unrated by A.M. Best, of which $125 million was fully collateralized with cash and securities. The remaining $15 million was provided by reinsurers rated A− or better by S&P.

In addition, we purchased a fully collateralized risk transfer swap from a non-insurance related counter-party for a three-year term which commenced on August 17, 2004 and provides $100 million of cover. This provides for payments following a severe hurricane which must give rise to some losses within Florida, or a Californian earthquake event with the availability and amounts of any such payments governed solely by the level of industry level loss in relation to pre-defined thresholds, subject to a contract maximum of $100 million. This contract has no indemnity provision and is therefore not accounted for as a reinsurance contract but as a derivative contract. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on December 8, 2006 was $40.679 billion which entitles us to a recovery of approximately $21 million of which $19.7 million was paid to us during 2006. See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Risk Transfer Swap.’’

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance and consequential losses in England, Scotland or Wales. Pool Re has a retrocession agreement with the Treasury of Her Majesty’s Government, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen Re’s ultimate net loss, in excess of our retention, relating to damage to commercial property and consequential losses in England, Scotland or Wales caused by an act of terrorism. Our retention is calculated by reference to our market share of this type of coverage and for 2006, our retention was £790,000 per event with an annual aggregate of £1,580,000. For 2007 our retention will be £740,000 per event with an annual aggregate of £1,480,000.

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

The following tables show our gross premiums written by broker for each of our segments for the twelve months ended December 31, 2006, 2005 and 2004:

Property Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Aon Corporation	$121.0	19.9%	$190.3	23.4%	$168.5	26.0%
Marsh & McLennan Companies, Inc.	106.0	17.2%	195.4	24.0%	127.1	19.6%
Benfield Group plc	97.9	16.1%	139.3	17.1%	79.7	12.3%
Willis Group Holdings, Ltd.	119.3	19.6%	189.8	23.3%	74.1	11.4%
Ballantyne, McKean & Sullivan Ltd	12.7	2.1%	25.3	3.1%	40.7	6.3%
Others	152.3	25.1%	73.1	9.1%	159.2	24.4%
Total	$609.2	100.0%	$813.2	100%	$649.3	100.0%

Casualty Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Aon Corporation	$81.2	16.7%	$74.5	14.2%	$62.5	14.0%
Marsh & McLennan Companies, Inc.	63.8	13.1%	80.5	15.3%	78.9	17.7%
Benfield Group plc	65.9	13.6%	84.2	16.0%	85.0	19.0%
Willis Group Holdings, Ltd.	46.2	9.5%	55.2	10.5%	26.6	6.0%
Ballantyne, McKean & Sullivan Ltd	39.6	8.2%	43.8	8.3%	32.7	7.3%
Denis M Clayton & Co Ltd	59.7	12.3%	68.6	13.0%	43.5	9.7%
Jardine Lloyd Thompson Ltd	5.1	1.1%	19.2	3.6%	15.9	3.6%
Others	124.0	25.5%	100.7	19.1%	101.6	22.7%
Total	$485.5	100.0%	$526.7	100%	$446.7	100.0%

Specialty Insurance and Reinsurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Aon Corporation	$65.3	12.8%	$57.1	15.5%	$18.0	14.4%
Marsh & McLennan Companies, Inc.	68.2	13.3%	56.5	15.3%	19.4	15.5%
Benfield Group plc	8.7	1.7%	10.5	2.8%	8.4	6.7%
Willis Group Holdings, Ltd.	86.5	16.9%	95.2	25.9%	37.4	29.8%
Ballantyne, McKean & Sullivan Ltd	3.9	0.8%	3.5	1.0%	6.9	5.5%
Jardine Lloyd Thompson Ltd	32.9	6.4%	31.2	8.5%	13.0	10.3%
Heath Lambert Ltd	3.1	0.6%	11.5	3.1%	2.8	2.2%
Others	242.5	47.5%	102.8	27.9%	19.4	15.6%
Total	$511.1	100.0%	$368.3	100%	125.3	100.0%

Property and Casualty Insurance	Twelve months ended December 31, 2006		Twelve months ended December 31, 2005		Twelve months ended December 31, 2004
	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total	Gross Premiums Written	% of Total
		($ in millions, except for percentages)
Aon Corporation	$48.3	14.2%	$56.8	14.8%	$73.8	20.2%
Marsh & McLennan Companies, Inc.	30.9	9.1%	37.8	9.8%	35.4	9.7%
Benfield Group plc	11.8	3.5%	10.1	2.6%	0.0	0.0%
Willis Group Holdings, Ltd.	20.8	6.1%	23.2	6.0%	25.5	7.0%
Ballantyne, McKean & Sullivan Ltd	8.6	2.5%	7.4	1.9%	0.0	0.0%
R.L. Davison & Co. Ltd.	11.1	3.3%	9.2	2.4%	24.4	6.7%
SBJ Group Ltd	4.7	1.4%	7.6	2.0%	20.4	5.6%
Others	203.5	59.9%	232.2	60.5%	185.4	50.8%
Total	$339.7	100.0%	$384.3	100.0%	$364.9	100.0%

Claims Management

The key responsibilities of our claims management department are to:

•	process reported insurance and reinsurance claims in a manner whereby coverage, reserving and payment decisions are made analytically and with a high degree of accuracy;

•	contribute to our collaborative underwriting process by providing claims-related and legal information to the underwriting teams and senior management; and

•	support our marketing efforts through the quality of our claims service.

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

We utilize the services of third-party service providers for our U.K. insurance operations. These providers have authority to handle claims up to a specific monetary threshold. Claims above these thresholds must be referred to our internal claims adjusters for all decisions. A team of in-house claims professionals oversees those outsourcing agreements. We manage, review and audit those claims handled under our outsourcing agreements.

Our U.S. property and casualty claims, on policies written by Aspen Specialty, are managed by a staff of experienced claims professionals. We expect to be involved in every stage of the claims process, including the selection of counsel, the approval of budgets and staffing, review of motion papers and discovery, and the decision on whether to settle or try a case. We also utilize the services of third-party service providers, similar to our U.K. insurance operations, with similar controls.

We regularly report to senior management on the status of our reserves and settlement of claims. We recognize that fair interpretation of our reinsurance agreements and insurance policies with our customers, and timely payment of valid claims, are a valuable service to our clients and enhance our reputation.

Reserves

We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established. Prior to the selection by management of our best estimate of our reserves, our actuary employs a number of techniques to establish a range of estimates (the ‘‘actuarial range’’).

Sources of information.    Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events such as natural catastrophes and aeroplane crashes we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.

Reported claims.    For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedents and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the hurricanes in 2005, for example, the detailed analysis of our potential exposures included information obtained directly from cedents which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedents but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedent audits to validate the information provided. Disputes do occur with cedents, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

IBNR claims.    We establish reserves for claims which have been incurred but not reported (‘‘IBNR claims’’) using established actuarial methods which generally rely to a greater or lesser extent on historical information but also consider such variables as changes in policy terms and coverage, changes in legislative conditions and judicial interpretation of insurance policies and inflation. We take into account the quality of the historical information available and where appropriate historical trends are used to validate information received from cedents.

For lines of business where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This is based on one or more of (a) an analysis of our own claims experience to date, (b) market benchmark data, (c) a contract by contract analysis, and (d) an analysis of a portfolio of similar business written by Syndicate 2020, as available, adjusted by an index reflecting how insurance rates, terms and conditions have changed. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

Selection of reported gross reserves.    In selecting our best estimates of the reserves for each line of business, we take into account all of the factors set out above, and in particular the quality of the historical information we have on which to establish our reserves. In addition, consideration is given to the point estimate produced by our independent consulting actuaries, which was towards the upper end of the range for each of the years ended December 31, 2006 and 2005.

Actuarial range of net reserves.    In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, if the upper and lower estimates of gross losses are contained within our reinsurance program then there will be minimal movement in the net losses but if gross losses are below the attachment point of the excess of loss program then movements in gross losses are replicated as movements in the net loss. Reinsurance recoveries in respect of estimated IBNR claims are assumed to be consistent with the historical pattern of such recoveries, adjusted to reflect changes in the nature and extent of our reinsurance program over time. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2006, 2005, 2004, 2003 and 2002:

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004	As at December 31, 2005	As at December 31, 2006
	($ in millions)	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6
Two years later	53.1	398.3	983.5
Three years later	52.4	381.2
Four years later	49.5
Cumulative redundancy	31.9	101.0	96.7	51.3
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0	88.0	399.7	332.4
Two years later	43.2	152.6	456.7
Three years later	43.6	161.2
Four years later	45.0

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004	As at December 31, 2005	As at December 31, 2006
	($ in millions)	($ in millions)	($ in millions)	($ in millions)	($ in millions)
Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3
Two years later	69.7	433.5	1,174.9
Three years later	69.0	403.7
Four years later	61.8
Cumulative redundancy (deficiency)	32.1	122.1	103.0	(6.7)

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002 except for the following amounts assumed as a result of acquisitions:

	Net reserves as at December 31, 2006	Net reserves as at December 31, 2005	Net reserves as at December 31, 2004
		($ in millions)
Aspen Re (formerly City Fire)	0.2	0.8	2.4
Aspen Specialty Runoff (Formerly Dakota Specialty)	0.5	1.6	2.8
	0.7	2.4	5.2

For additional information concerning the Company’s reserves, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Investments

The Investment Committee of our board of directors establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and reviews compliance with our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities or investing in certain industries.

We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our investments consist of a diversified portfolio of highly rated, liquid, fixed income securities and a 6% allocation to funds of hedge funds. The additional 3% allocation to funds of hedge funds was made on February 1, 2007. As of December 31, 2006 our allocation to this asset class was only 3% of our portfolio.

Fixed Income Portfolio.    We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2006, we continued to review our portfolio duration, as interest rates rose, however, the shape of the yield curve caused us to cease extending duration beyond three years. As a result, our fixed income portfolio duration remained steady at 3 years for 2006. Fixed income sector rotation, and investing premium income at the front end of the yield curve, enabled us to improve the portfolio book yield by 44 basis points from 4.08% as of December 31, 2005, to 4.52% as of December 31, 2006. We continuously monitor interest rate market developments with a view to further extending portfolio duration if warranted.

Fund of Hedge Funds.    On April 1, 2006 we allocated 3% ($150 million) of assets to two low-volatility funds of hedge funds. This was executed pursuant to our two-year asset allocation plan of diversifying our investment portfolio away from 100% fixed income securities. On February 1, 2007, we invested a further $150 million in two low-volatility funds of hedge funds, $75 million of which were invested in a new fund.

We utilize several third-party investment managers to manage our fixed income assets. We agree separate investment guidelines with each investment manager. These investment guidelines cover, among other things, limits on investments in the securities of any one issuer, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum ‘‘AA−’’ portfolio credit rating for the portion of the assets they manage.

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments as at December 31, 2006 and 2005:

	As at December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Investments (excluding cash)
U.S. Government and Agency Securities	$1,366.1	$1.1	$(25.6)	$1,341.6
Corporate Securities	1,088.1	2.4	(13.4)	1,077.1
Foreign Government	449.7	0.2	(7.8)	442.1
Municipals	1.6	0.0	0.0	1.6
Asset-backed securities	293.8	0.2	(2.2)	291.8
Mortgage-backed securities	677.9	4.0	(7.4)	674.5
Total fixed income	3,877.2	7.9	(56.4)	3,828.7
Other investments	156.9	0.0	0.0	156.9
Short-term investments	695.9	0.4	(0.8)	695.5
Total	$4,730.0	$8.3	$(57.2)	$4,681.1

	As at December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Investments (excluding cash)
U.S. Government and Agency Securities	$1,387.0	$0.7	$(23.9)	$1,363.8
Corporate Securities	861.4	1.0	(10.1)	852.3
Foreign Government	268.8	2.0	(0.3)	270.5
Municipals	3.6	0.0	0.0	3.6
Asset-backed securities	208.2	0.0	(4.0)	204.2
Mortgage-backed securities	356.7	0.3	(5.3)	351.7
Total fixed income	3,085.7	4.0	(43.6)	3,046.1
Short-term investments	643.5	1.0	(1.5)	643.0
Total	$3,729.2	$5.0	$(45.1)	$3,689.1

Certain securities are denominated in currencies other than the U.S. Dollar. Currency fluctuations are reflected in the estimated fair value.

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

Foreign Government.    Foreign government securities are composed of bonds issued and guaranteed by Foreign Governments such as the U.K., Canada, France, Spain and Portugal.

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

Short-Term Investments.    Short-term investments are both units in a U.S. Dollar denominated bond fund operated by Wellington Management Company and money market funds. The bond fund is rated ‘‘AAA’’ by S&P. The fund invests in government securities, corporate securities, asset-backed securities, mortgage-backed securities and commercial paper. The money market funds are rated

‘‘AAA’’ by S&P and/or Moody’s and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium-term notes.

The maturity distribution and ratings for fixed income securities, short-term and other investments held as at December 31, 2006 and 2005 was as follows:

	As at December 31, 2006			As at December 31, 2005
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$270.2	$268.8	AA–	$121.3	$121.0	AA−
Due after one year through five years	1,801.7	1,770.8	AAA	1,843.9	1,818.4	AAA
Due after five years through ten years	833.6	822.8	AA+	555.6	550.7	AA+
Subtotal	2,905.5	2,862.4		2,520.8	2,490.1
Mortgage- and Asset-Backed Securities	971.7	966.3	AAA	564.9	556.0	AAA
Other investments	156.9	156.9	—	—	—	—
Short-Term investments	695.9	695.5	AAA	643.5	643.0	AAA
Total	$4,730.0	$4,681.1		$3,729.2	$3,689.1

For 2006, we engaged BlackRock Financial Management, Wellington Management Company (not an affiliate of Wellington), Alliance Capital Management L.P. and Credit Agricole Asset Management to provide investment advisory and management services for our portfolio of fixed income assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2006 was 4.00% as compared with the total return of 3.75% for the Lehman Brothers 1-5 Year Treasury Index for the same period. Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2006.

For additional information concerning the Company’s investments, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s of London, some of which have greater financial, marketing and management resources than we do. In particular, with respect to our property reinsurance and casualty reinsurance segments, we compete with insurers that provide property- and casualty-based lines of insurance and reinsurance, such as ACE Limited (‘‘Ace’’), Arch Capital Group Ltd., Axis Capital Holdings Limited (‘‘Axis’’), Berkshire Hathaway Inc., Endurance Specialty Holdings Ltd. (‘‘Endurance’’), Everest Re Group Limited, Folksamerica Reinsurance Company, General Re Corporation, the Hannover Re Group, IPC Holdings Ltd., Lloyd’s of London, Montpelier Re Holdings Limited, Munich Reinsurance Company, PartnerRe Ltd., Renaissance Re Holdings Ltd., Swiss Reinsurance Company and XL Capital Ltd. (‘‘XL’’). In addition, one of the effects of Hurricane Katrina has been the formation of new Bermudian reinsurers, the ‘‘class of 2005,’’ who may become competitors of ours. In our specialty insurance and reinsurance segment, we compete with American International Group, Inc. (‘‘AIG’’), Axis, Global Aerospace Underwriting Managers Limited, the Hannover Re Group, Lloyd’s of London and Zurich Re. In our U.K. commercial property and liability insurance lines of business, we compete with ACE, Affiliated FM Insurance Company, Allianz SE, AIG, Amlin Plc, AXA, Endurance, Fusion Insurance Services Limited, Gerling General Insurance Company, QBE Insurance Group, Liberty

Mutual Insurance Company, Lloyd’s of London, Mitsui Sumitomo Insurance Company, Limited, Markel International Insurance Company Limited (‘‘Markel’’), St. Paul’s, Norwich Union, Quinn-direct Insurance Limited, Royal & Sun Alliance Insurance Group plc, St. Paul Travelers Insurance Company Ltd., Tokio Marine Europe Insurance Limited, Towergate and Zurich Re. In our U.S. excess surplus lines, we compete with Admiral Group PLC, CNA Financial Corporation, The Colony Group, Crum & Forster Holdings Corp., Pacific, Lexington Insurance Company, Markel, RLI Corp., RSUI Group Inc., St. Paul Travelers Companies, Inc., Scottsdale Insurance Company and XL.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2007, our Insurance Subsidiaries are rated as follows:

Aspen Re

S&P	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A (Excellent) (third highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Bermuda

S&P	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Specialty

A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of Aspen Re’s, Aspen Specialty’s and Aspen Bermuda’s ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (in liquidation). S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (under regulatory supervision). Moody’s maintains a letter scale rating system ranging from ‘‘Aaa’’ (Exceptional) to ‘‘C’’ (Lowest). These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s.

Employees

As of December 31, 2006, we employed 444 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2006 and 2005, our employees were located in the following countries:

	As at December 31, 2006	As at December 31, 2005
Country
United Kingdom	264	224
Bermuda	53	41
United States	124	95
France	3	—
Total	444	360

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

Cancellation of Insurer’s Registration.    An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.    An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Aspen Bermuda’s principal office is Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda, and Aspen Bermuda’s principal representative is David Skinner, Aspen Bermuda’s Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable ‘‘event’’ has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA setting forth all the particulars of the case that are available to the principal representative.

Independent Approved Auditor.    Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Aspen Bermuda, are required to be filed annually with the BMA. Aspen Bermuda’s independent auditor must be approved by the BMA and may be the same person or firm that audits Aspen Holdings’ consolidated financial statements and reports for presentation to its shareholders. Aspen Bermuda’s independent auditor is KPMG.

Loss Reserve Specialist.    As a registered Class 4 insurer, Aspen Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified actuary, must be approved by the BMA. Mr. Paul Koslover, our Chief Actuary, has been approved to act as Aspen Bermuda’s loss reserve specialist.

Statutory Financial Statements.    An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. Generally Accepted Accounting Principles (‘‘U.S. GAAP’’) and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981, as amended (the ‘‘Companies Act’’), which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Aspen Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return.    Aspen Bermuda is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 4 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

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

(C)	15% of net losses and loss expense reserves;

(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Aspen Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

(3)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA (at least 7 days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

(4)	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

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

Supervision, Investigation and Intervention.    The BMA may appoint an inspector with extensive powers to investigate the affairs of Aspen Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Aspen Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50 percent or more of the shares or is entitled to exercise, or control the exercise, of more than 50 percent of the voting power at a general meeting. If it appears to the BMA that there is a risk of Aspen Bermuda becoming insolvent, or that Aspen Bermuda is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Aspen Bermuda (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase its liabilities, (iii) not to make certain investments, (iv) to liquidate certain investments, (v) to maintain in, or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (vii) to limit Aspen Bermuda’s premium income.

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

Bermuda Guidance Notes.    The BMA has issued the Guidance Notes, on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the BMA issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Aspen Bermuda and other relevant parties to observe at all times.

Controller Notification.    Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller.

Certain Other Bermuda Law Considerations.    Aspen Holdings and Aspen Bermuda will each also need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non resident, for as long as any equities securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA its permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the New York Stock Exchange (‘‘NYSE’’) or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

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

    U.K. and E.U. Regulation

General.    The FSA is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of ‘‘regulated activities’’ (including deposit taking, insurance, investment management and most other financial services carried on by way of business in the U.K.), with the objectives of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing a proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the

U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

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

As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen Re is subject to close supervision by the FSA. The FSA’s rules are contained in its Handbook of Rules & Guidance, two parts of which are the ‘‘General Prudential Sourcebook’’ and the ‘‘Prudential Sourcebook for Insurers’’ The FSA requires directors and senior management to put in place systems and controls for the management of risks relating to the financial and operational condition (or ‘‘Prudential Regulation’’) of insurance and reinsurance business in the United Kingdom. In accordance with the Prudential Sourcebook for Insurers, high level risk policies for each of insurance, credit, market, liquidity, operational and group risk are required to be set by the authorized insurer’s governing body. Aspen Re must also comply with applicable FSA conduct of business rules in connection with the regulation of the sale and administration of general insurance. Changes in the scope of the FSA’s regulations from time to time may have an adverse impact on the business of Aspen Re.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is largely formed by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen Re will operate. One such directive obliged the United Kingdom to ensure that, in any insolvency or reorganization proceedings concerning an insurer established in the United Kingdom, claims under insurance contracts receive priority over claims under reinsurance contracts. These rules, which were implemented into U.K. law in April 2003, may have the effect that prospective reinsureds may seek security for future claims under reinsurance policies issued by Aspen Re which would increase the cost to Aspen Re of writing reinsurance business. E.U. directives are issued on a regular basis and may lead to changes such as increased or risk-based minimum capital requirements.

Supervision.    The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, risk assessment visits to insurance companies and regular formal interviews.

The FSA last carried out a risk assessment visit to Aspen Re during October and November of 2005. Aspen Re does not believe that any material items arose out of the visits. Aspen Re has agreed to provide information to the FSA as requested and hold regular meetings with the FSA as required.

Solvency Requirements.     Aspen Re is required to maintain a margin of solvency at all times, the calculation of which depends on the type and amount of insurance business written. The method of calculation of the solvency margin is set out in the FSA’s Prudential Sourcebook for Insurers, and for these purposes, all assets and liabilities are subject to specific valuation rules. Failure to maintain the capital resources requirement is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.  For financial years ending on or after January 1, 2004, the calculation of the required capital resources requirement has been amended as a result of the implementation of the EU Solvency I Directives.  In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has the effect of increasing the capital resources requirement for Aspen Re.

Each insurance company is required to calculate an Enhanced Capital Requirement (‘‘ECR’’), which is a risk-based formula for calculating capital needs, in addition to their required minimum solvency margin. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due.  This process is called the Individual Capital Assessment (‘‘ICA’’). As part of the ICA, the insurer is required to take comprehensive risk factors in account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify and appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of ICAs. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer.

In addition, an insurer that is part of a group, is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Restrictions on Dividend Payments.    U.K. company law prohibits Aspen Re from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s rules require maintenance of each insurance company’s solvency margin within its jurisdiction.

Reporting Requirements.    U.K. insurance companies must prepare their financial statements under the U.K. Companies Act which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. These returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) after year-end.

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

Fees and Levies.    As an authorized insurer in the United Kingdom, Aspen Re is subject to FSA fees and levies based on Aspen Re’s gross written premiums and gross technical liabilities. The fees and levies charged by the FSA to Aspen Re are not material to the Company. Our fees and levies paid to the FSA were £0.2 million for 2006. The FSA also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme.

    U.S. Regulation

Aspen Specialty is licensed and domiciled in North Dakota and is eligible to write surplus lines policies on an approved, non-admitted basis in the majority of states in which it intends to write business. Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts. It has resident licenses to transact business as a licensed insurance producer and surplus lines broker in Massachusetts, Georgia, Illinois and Arizona. Aspen Management services only companies within the Aspen Group, and does not act on behalf of third parties or market directly to the public.

Aspen Re America is incorporated in Delaware and functions as a reinsurance intermediary with offices in New Jersey and Connecticut. It has obtained a corporate New Jersey resident reinsurance intermediary license and a corporate Connecticut non-resident reinsurance intermediary license. It is also eligible to operate in Illinois and Georgia. Aspen Re America acts as a broker for Aspen Re only, and does not serve as an intermediary for third parties or market directly to the public.

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

Acquisition of Control of a North Dakota Domiciled Insurance Company.    North Dakota law requires that before a person can acquire control of any North Dakota domiciled insurance company, such as Aspen Specialty, the acquisition of control must be approved by the North Dakota Commissioner of Insurance. The Commissioner of Insurance is required to consider various factors, including the financial strength of the applicant, the integrity and management experience of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the insurer and any possible anti-competitive results in North Dakota that may arise from the proposed acquisition of control.

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

Aspen Specialty and Aspen Re are also subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the company in such states. For example, in 2005 and 2006 they were subject to regulations and orders issues by certain state insurance departments as a result of Hurricanes Katrina and Rita. Emergency Orders and related regulations were issued by the states of Florida, Louisiana and Mississippi preventing the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to the company on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. For additional information on recent insurance legislation, see ‘‘Risk Factors—Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.’’

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

Aspen Specialty prepares statutory financial statements in accordance with Statutory Accounting Practices and procedures prescribed or permitted by its domicile state North Dakota. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (‘‘NAIC’’). The North Dakota regulator completed an examination of Aspen Specialty in February 2004 and did not raise any significant issues. Financial statements and other reports are also sent to other states where Aspen Specialty is eligible to write business on a non-admitted basis.

Aspen Management which transacts business as a surplus lines brokerage company must also maintain appropriate licenses to transact such business in Massachusetts, Georgia, Arizona, and Illinois.

Aspen Re America our reinsurance intermediary is subject to Delaware law and is regulated by the New Jersey, Connecticut, Georgia and Illinois departments of insurance.

North Dakota State Dividend Limitations.    Under North Dakota insurance law, Aspen Specialty may not pay dividends to shareholders that exceed the greater of 10% of Aspen Specialty’s statutory surplus as shown on its latest annual financial statement on file with the North Dakota Commissioner of Insurance, or 100% of Aspen Specialty’s net income, not including realized capital gains, for the most recent calendar year, without the prior approval of the North Dakota Commissioner of Insurance unless 30 days have passed after receipt by the North Dakota Commissioner of Insurance of notice of Aspen Specialty’s declaration of such payment without the North Dakota Commissioner of Insurance having disapproved of such payment. In addition, Aspen Specialty may not pay a dividend, except out of earned, as distinguished from contributed, surplus, nor when its surplus is less than the surplus required by law for the kind or kinds of business the company is authorized to transact, nor when the payment of a dividend would reduce its surplus to less than such amount. Aspen Specialty is required by North Dakota law to report to the North Dakota Commissioner of Insurance all dividends and other distributions to shareholders within five business days following the declaration thereof and no less than ten business days prior to payment thereof.

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

Statutory Accounting Principles.    Statutory accounting principles, or ‘‘SAP,’’ is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

U.S. GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by the North Dakota Department of Insurance, determine, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiary and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Operations of Aspen Re and Aspen Bermuda.    Aspen Re and Aspen Bermuda are not admitted to do business in the United States, although Aspen Re does apply for eligibility to write surplus lines business in many states as an alien, non-admitted insurer. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers. We do not intend that Aspen Bermuda maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. With respect to Aspen Re, Aspen Re does not maintain an office in the U.S. but writes excess and surplus lines business as an approved, but non-admitted, alien surplus lines insurer. It accepts business only though licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen Re may grant binding authorities and retain third-party administrators, duly licensed, for the purpose of servicing U.S. clients.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing ‘‘credit for reinsurance’’ which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. Aspen Bermuda is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.’’

For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen Re’s U.S. reinsurance liabilities, which were $954.9 million and $811.3 million at December 31, 2005 and 2006, respectively. Aspen Re intends to apply for ‘‘trusteed reinsurer’’ approvals in states where U.S. cedents are domiciled.

Aspen Re is also writing surplus lines business in certain states, as noted above. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers (‘‘Quarterly Listing’’) that is maintained by the International Insurers Department (‘‘IID’’) of the NAIC.

Pursuant to the IID requirements, Aspen Re has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount was $5.4 million. In subsequent years, Aspen Re was required to add an amount equal to 30% of its U.S. surplus lines liabilities, as at year end and certified by an actuary, subject to a maximum of $60 million. In September 2006 the NAIC adopted a proposal to remove the $60 million trust fund ‘‘cap’’ and to alter the basic funding formula. Effective July 31, 2007, Aspen Re must fund its surplus lines trust fund with an amount equal to 30% of surplus lines policy liabilities for the first $200 million of such liabilities, subject to a minimum of $5.4 million. Funding percentages decrease as surplus lines policy liabilities increase, with the top tranche of liabilities in excess of $1 billion funded at 15%.

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

Apart from the financial and related filings required to maintain Aspen Re’s place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Aspen Re generally will not be subject to much regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers will generally not apply to Aspen Re’s surplus lines transactions. Similarly, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen Re. However, Aspen Re may be subject to state-specific incidental regulations in areas such as those pertaining to post-disaster Emergency Orders as noted above. We monitor all states for such activities and comply as necessary to pertinent legislation or insurance department directives, for all affected subsidiaries.

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

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims exceed our expectations, we will be required to immediately recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. To date, overall, we have not been required to make any of these adjustments. It is expected that in the future, the number of claims will increase, and their size and severity could exceed our expectations. If unpredictable catastrophic events occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our reserve requirements, our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Under U.S. GAAP, we are not permitted to establish reserves for losses and loss expenses, which include case reserves and IBNR reserves, with respect to our property catastrophe reinsurance until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses with respect to our catastrophe-exposed reinsurance.

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

As a part of our insurance and reinsurance operations, we have assumed substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, floods, tornadoes, and fires. Many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years).

The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations and our ability to write new business. In particular, we write a considerable amount of business that is exposed to U.S. hurricanes and windstorms and California earthquakes. This volatility is compounded by accounting regulations that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events. In 2005, three major hurricanes made landfall in the United States and caused substantial damage. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Although we attempt to manage our exposure to these events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations. Events that are driven by U.S. hurricanes and windstorms or earthquakes in California in particular could have a material adverse effect on our financial condition and results of operations.

The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

We manage our exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall reinsurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures we assume from ceding companies and risks from a catastrophic event that could have an adverse effect on our investment portfolio. Our Portfolio Management Model enables us to simulate the effect on our portfolio’s probable maximum loss of different participations on each treaty ahead of each renewal period. In addition, we have implemented an accumulation management system which produces portfolio exceedance probability data and quality control at an individual risk level. Our proprietary risk modeling software enables us to assess the adequacy of risk pricing and to monitor our overall exposure to risk in correlated geographic zones. Our models and systems are new and relatively untested and we cannot assure you the models and assumptions used will accurately predict losses. Further, we cannot assure you that it is free of defects in the modeling logic or in the software code. In addition, we have not sought copyright or other legal protection of our proprietary accumulation management system.

In addition, much of the information that we enter into our risk modeling software is based on third-party data that we cannot assure to be reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity. Accordingly, if the estimates and assumptions that we enter into our proprietary risk model are incorrect, or if our proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be adversely affected.

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

Various provisions of our policies, such as limitations or exclusions from coverage or choice of forum, negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective or that disputes relating to coverage will be resolved in our favor. As a result of the risks we insure and reinsure, unforeseen events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or results of operations.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts, particularly within our property reinsurance segment, are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contacts are subject to renewal.

Our Insurance Subsidiaries are rated by A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. If our ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products and to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings.

A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (in liquidation). S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (under regulatory supervision). Moody’s maintains a letter and number scale rating system ranging from ‘‘Aaa’’ (Exceptional) to ‘‘C’’ (Lowest). The objective of A.M. Best’s, S&P’s and Moody’s rating systems is generally to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s, S&P’s and Moody’s opinions of the financial strength of our Insurance Subsidiaries; they are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. As of February 15, 2007 our Insurance Subsidiaries are rated as follows:

Aspen Re

S&P	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A (Excellent) (third highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Bermuda S&P	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Specialty A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be placed on creditwatch, revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. If our ratings are reduced from their current levels by any of A.M. Best, S&P or Moody’s, our competitive position in the insurance and reinsurance industry would suffer, and it would be more difficult for us to sell our products. As a result, any downgrade may materially and adversely impact our business, results of operations and our liquidity and financial flexibility.

In addition, several agreements we have with third parties would be impacted by a failure to maintain specified ratings. A downgrade of the financial strength rating of Aspen Re, Aspen Bermuda or Aspen Specialty by A.M. Best below ‘‘B++’’ or by S&P below ‘‘A−’’ would constitute an event of default under our revolving credit facility with Barclays Bank PLC. Under the framework agreement dated May 28, 2002 among Wellington and its affiliates, Aspen U.K. Services and Aspen Holdings, Aspen Re would need to provide a letter of credit with respect to any quota share reinsurance it provides to Syndicate 2020 if Aspen Re’s insurer financial strength or similar rating is downgraded below ‘‘A’’ by either S&P and A.M. Best or such lower rating (not being lower than ‘‘A−’’) acceptable to Lloyd’s from time to time. Any such downgrade could reduce our liquidity and financial flexibility.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited annual historical information through December 31, 2006.

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

Estimates and judgments for a relatively new insurance and reinsurance company, like our Company, are more difficult to make than those made for a more mature company because we have more limited annual historical information through December 31, 2006. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Uncertainty arising from estimated losses related to Hurricanes Katrina, Rita and Wilma may further impact our financial results.

Our estimates of estimated losses from Hurricanes Katrina, Rita and Wilma which occurred in 2005 remain uncertain because of the extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For example, many underlying policies generally exclude flood damage yet cover water damage caused by wind. Recent court decisions in Louisiana and Mississippi, however, differ in their interpretation of which water damages are covered by such policies, drawing a distinction between man-made and natural disasters. In addition, our estimates may vary due to potential legal and regulatory developments related to allocation of losses, new legislation that favors policyholders, the possibility of punitive damage awards against insurers, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. We expect that these issues will continue to be subject to litigation by state attorneys general and private parties and will not be resolved for a considerable period of time. While we believe that we have adequately reserved for losses from the 2005 hurricanes, there can be no assurance that additional reserves will not be required.

Our purchase of reinsurance subjects us to third-party credit risk, such reinsurance may not be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Following the large losses resulting from the 2005 hurricanes, our levels of reinsurance recoverables owed to us from our reinsurers has materially increased. These reinsurers are dependent on their ratings in order to continue to write business, and a few have suffered downgrades in ratings as a result of their exposure to the 2005 hurricanes. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we remain liable to the reinsured.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. As is typical in our industry, many of our reinsurance contracts have a one-year term, and it is not certain that they can be renewed on reasonable terms. For example, following the 2005 hurricanes in the United States, reinsurance and retrocessional markets generally became less attractive for purchasers of reinsurance as supply contracted, terms were tightened and premium rates increased significantly. As a result, for 2006, our reinsurance program had a higher retention level with a decreased level of coverage and a substantial increase in premiums rates. Accordingly, we may not be able to obtain our desired amount of retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We may also seek alternative ways of reducing our risk, such as sidecars, catastrophe bonds or other capital market solutions, which solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. A recent example of emerging claims and coverage issues is the growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in the insurance industry.

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

Our concentration on a limited number of lines of business could make us susceptible to unfavorable market conditions.

We have a portfolio of business that is currently focused on a relatively limited number of property and casualty insurance and reinsurance lines of business. Given this reliance, there is risk that unfavorable market conditions in these lines could have a disproportionate impact on our Company in comparison with the insurance and reinsurance industry in general.

The aggregated risks associated with reinsurance underwriting could adversely affect us.

In our reinsurance business, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume.

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

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. As of December 31, 2006, we had 444 employees and, accordingly, depend upon them for the generation and servicing of our business. We rely substantially upon the services of our senior management team. In particular, we rely substantially upon the service of Paul Myners, Chairman of our board of directors, Christopher O’Kane, our Chief Executive Officer, Julian Cusack, our Chief Financial Officer and Stuart Sinclair, our President and Chief Operating Office. Although we have employment agreements with all of the members of our management team and we are not aware of any planned departures or retirements, if we were to lose the services of members of our management team our business could be adversely affected. On November 2, 2006, Aspen Holdings announced that Mr. Cusack will be appointed to the expanded role of Chairman and CEO of Aspen Bermuda once his successor as Chief Financial Officer is appointed and after a suitable hand-over period. The search process is currently under way. We do not currently maintain key man life insurance policies with respect to any of our employees.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda government announced a policy limiting the duration of work permits to six years, with certain exemptions for key employees. Only three members of Aspen Bermuda’s management team (or other officers) based in Bermuda are Bermudian. As of December 31, 2006, we had 53 employees in Bermuda. Three of these employees are Julian Cusack, our current Chief Financial Officer, James Few, our Head of Property Reinsurance and Kate Vacher, our Underwriting Director. Julian Cusack, James Few and Kate Vacher are non-Bermudian and are working under work permits that will expire in March 2008. In 2006, we recruited and continue to recruit additional employees to work in Bermuda for the Company or Aspen Bermuda. None of our current Bermuda employees for whom we have applied for a work permit has been denied. It is possible that we could lose the services of Julian Cusack, James Few, Kate Vacher or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

We may experience difficulty in attracting and retaining qualified independent directors in the increasingly regulated corporate governance environment.

We are subject to the independent director requirements of the Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’), SEC rules and, to the extent applicable, the NYSE corporate governance rules. We may experience difficulty in attracting and retaining qualified independent directors to assist in the board of directors oversight and fiduciary roles due to the increasing regulation of public companies. If we lose our status as a foreign private issuer and are unable to attract or retain a sufficient number of independent directors, we may be faced with the delisting of our ordinary shares or a violation of the Sarbanes-Oxley Act or SEC rules.

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

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,’’ to satisfy these requirements. If these facilities are not sufficient or if the Company is unable to renew these facilities or is unable to arrange for other types of security on commercially acceptable terms, the ability of Aspen Bermuda and Aspen Re to provide reinsurance to U.S.-based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2006, we have $1,565.1 million in such trust funds.

Government authorities are continuing to investigate the insurance industry, which may adversely affect our business.

The attorneys general for multiple states and other insurance regulatory authorities have been investigating a number of issues and practices within the insurance industry, and in particular insurance brokerage practices. These investigations of the insurance industry in general, whether involving the company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future prospects.

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management and Aspen Re America will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See ‘‘—Our reliance on brokers subjects us to their credit risk’’ and ‘‘—Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us’’ below.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. See Item 1, ‘‘Business—Business Distribution’’ for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Our expansion in the United Kingdom, United States and Bermuda has placed and will continue to place increased demands on our financial, managerial and human resources. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. We have developed and are in the process of implementing new information technology systems, including underwriting and financial support systems. To the extent we are not able to develop and implement new systems that meet our business needs, we may be required to continue with our existing arrangements or accept a less sophisticated system. Our future profitability depends in part on our ability to further develop our resources and effectively manage such transition or expansion. Our inability to achieve such development or effective management may impair our future financial results.

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

Our funds are invested by several professional investment management firms under the direction of our investment committee in accordance with detailed investment guidelines set by us. See ‘‘Business—Investments’’ under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to general economic conditions market risks and fluctuations, as well as to risks inherent in particular securities. The occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to incur capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. For the twelve months ended December 31, 2006, 43.6% or $204.4 million, of our operating income was derived from our net invested assets.

Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our financial results and ability to conduct business.

As of February 1, 2007 we have invested 6% of our assets in funds of hedge funds. The funds of hedge funds in which we invest follow strategies that involve investing in a broad range of investments, some of which may be volatile. Further, because the funds in which we invest impose limitations on the timing of withdrawals, we may be unable to withdraw our investment from a particular fund on a timely basis. Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our financial results and ability to conduct business.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains fixed income securities which may be adversely affected by changes in interest rates. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, funds reinvested will earn less than expected.

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

Our reporting currency is the U.S. Dollar. The functional currencies of our segments are the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2006, 2005 and 2004, 12.1%, 9.2% and 12.9% respectively of our gross premiums were written in currencies other than the

U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

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

If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen Re and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we cannot assure you that these material connected party transactions will not be subject to regulatory intervention by the FSA. See Part III, Item 13, ‘‘Certain Relationships and Related Transactions, and Director Independence.’’

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

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, TRIA was enacted to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law was extended by TRIEA and establishes a federal assistance program through the end of 2007 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. It is uncertain whether Congress will further extend TRIA, and, if it does so, on what terms.

New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations. For example, a bill that was pending in the U.S. Congress would limit the liability of certain defendants who have asbestos liabilities, but would have also required defendants and insurers to contribute to a trust fund to compensate persons alleging to have been harmed by asbestos exposure. To the extent that the passage of such legislation might provide our competitors with somewhat greater certainty as to their ultimate asbestos liabilities, some of their current reserves might be released, thus providing them additional underwriting capacity. This, in turn, could result in increased competitive pressure on us. However, because prospects for passage of this bill, assuming it is reintroduced in the current Congress, as well as its details (the trust fund provisions in particular) are uncertain, we cannot at this time predict whether and how the passage of such legislation might impact us.

Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, if any, to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See ‘‘Business—Regulatory Matters—Bermuda Regulation—Minimum Solvency Margin and Restrictions on Dividends and Distributions,’’ ‘‘Business—Regulatory Matters —U.K. and E.U. Regulation—Restrictions on Dividend Payments,’’ and ‘‘Business—Regulatory Matters—U.S. Regulation—North Dakota State Dividend Limitations’’ in Item 1 above.

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

Several of our founding shareholders and some of our directors engage in commercial activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. Of our directors, Julian Avery was the Chief Executive Officer of Wellington until his resignation effective September 20, 2004. See Part III, Item 13, ‘‘Certain Relationships and Related Transactions, and Director Independence.’’

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

In addition, we may not be in a position to influence any party’s decision to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in our shareholders’ best interests. See ‘‘Business—Underwriting, Risk Management and Reinsurance’’ in Item 1 above and ‘‘Certain Relationships and Related Transactions, and Director Independence’’ in Part III, Item 13. Moreover, under Bermuda law and our bye-laws, any transaction entered into by us in which a director has an interest is not voidable by us nor can such director be accountable to us for any benefit realized under that transaction, provided that the nature of the interest is disclosed at the first opportunity at a meeting of directors or in writing to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which he has an interest unless the majority of the disinterested directors determines otherwise.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on a regular basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our additional needs for capital will depend on our actual claims experience, especially any catastrophic events. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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

A number of Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate and have also recently raised additional capital to support their operations. Many of these entities derive their profits primarily through Bermuda operations and, consequently, may achieve a lower overall global effective tax rate than us. In addition, as a result of the actual and anticipated increases in premium rates in 2006 and 2007 in selected lines of business due to the 2005 hurricanes, a number of new Bermuda-based start-up entities have raised capital and compete in lines of business similar to our lines of business. Several insurance and reinsurance entities have also entered into reinsurance arrangements with ‘‘sidecar’’ reinsurers, enabling those entities to increase their reinsurance capacity and thereby increasing competition for reinsurance contracts. We may not be aware of additional companies that may be planning to enter the lines of business of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital.

Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability. We have recently experienced increased competition in some lines of business which has caused a decline in rate increases or a reduction in rates.

In addition, insureds have been retaining a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance. This has put downward pressure on insurance premiums.

Further, insurance/risk-linked securities, catastrophe bonds and derivatives and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including non-insurance company entities, which could impact the demand for traditional insurance and reinsurance. A number of new, proposed or potential legislative or industry developments could also increase competition in our industries.

New competition could cause the demand for insurance or reinsurance to fall or the expense of customer acquisition and retention to increase, either of which could have a material adverse effect on our growth and profitability.

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

The supply of insurance and reinsurance coverage has decreased due to withdrawal of capacity and substantial reductions in capital following each of the terrorist attacks of September 11, 2001 and the 2004 and 2005 hurricanes in the United States. This tightening of supply resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. Government-sponsored initiatives in other countries to address the risk of losses from terrorist attacks are similarly subject to change which may impact our business.

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

In addition, following Hurricanes Katrina and Rita, certain states adopted rules and orders restricting the ability of insurers to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations and orders that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict Aspen Specialty’s ability to exit unprofitable markets or adjust its participation levels and may impact Aspen Re as well.

Certain states, e.g. Louisiana, Mississippi and Texas, are currently considering changes to the local ‘‘wind pools’’, i.e. mechanisms to spread storm losses in coastal locations to all licensed property insurers. Surplus lines insurers in one or more of these states could be assessed in lieu of full participation in such mechanisms. Such assessments could adversely affect both Aspen Re and Aspen Specialty to the extent that such assessments could not be recovered from insureds. These same states are also reportedly considering the establishment of state owned, publicly funded risk bearing entities that would reinsure licensed property insurers with respect to hurricane losses sustained by properties in coastal locations. If such entities were to be established and funded in one or more states, business that might otherwise have been placed on a surplus lines basis would be retained by licensed insurers and licensed insurers would be less inclined to purchase reinsurance from private market reinsurers such as Aspen Re.

We are currently unable to predict the extent to which the lapse or replacement of TRIEA at the end of 2007, or other new terrorism risk initiatives, or how states affected by the 2004 and 2005 hurricanes respond with regulatory restrictions on surplus lines insurers, may affect the demand for, pricing of, or the supply of our products or the risks that our customers may expect us, and our competitors, to underwrite. Any significant regulatory restrictions in the markets in which we operate may have a material adverse impact on our business and results of operations.

For example, in January 2007, Florida enacted legislation that doubles the aggregate reinsurance capacity of the Florida Hurricane Catastrophe Fund (the ‘‘FHCF’’), the reinsurance facility established by the state, from $16 billion to approximately $32 billion. In addition, the legislation reduces the industry loss retention level from $6 billion to $5 billion, $4 billion or $3 billion, as determined by participants. During the 2007 to 2009 hurricane seasons, the legislation also adds coverage above and below the existing FHCF program. Under the Florida legislation, the state-run insurer of last resort, Citizens Property Insurance Corporation, will also increase its underwriting capacity and have greater freedom to charge lower rates. The capacity extension and lower retention levels will lead to an increase in government-sponsored entities’ share of Florida’s property catastrophe reinsurance market and may impact our business plan. Other U.S. states are considering similar capacity expansions of their state-sponsored pools.

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions.

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

As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Although premium levels for many products have increased in the recent past, there are several lines of business in which rates are stabilizing or declining which may indicate a change in the cycle. However, in light of the 2005 hurricanes, rates have increased in certain defined lines, such as U.S. property catastrophe treaty. In respect of current market conditions, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions, Rate Trends and Developments in 2007.’’ Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

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

The 2004 and 2005 hurricane seasons showed a marked increase in windstorm activity, and although the 2006 season was more benign, this trend may continue in future seasons. Both the total number of storms and their intensity were greater than recent years, as were corresponding claims and loss activity, as evidenced by Hurricanes Katrina, Rita and Wilma. We must assess the likelihood that this increased windstorm activity will continue. In any event, the customary industry-accepted methods of underwriting, reserving or investing may not be adequate and we may need to develop new means of managing risks related to catastrophes. For example, industry catastrophe pricing, accumulation and estimated loss models use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. These models have been evolving since the early 1990s. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. These limitations are evidenced by: significant variation in estimates between models and modelers; material increases and decreases in model results over time due to changes in the models and refinement of the underlying data elements and assumptions; questionable predictive capability over time intervals; and post-event measurement that have provided ranges of estimates that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of policy language, mold losses, demand surges, accumulations of losses under similar policies and loss adjustment expenses, each of which are subject to wide variation by storm.

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

As of December 31, 2006, there were 87,788,375 ordinary shares outstanding (after deduction of 1,565,751 ordinary shares delivered to us on January 22, 2007 in connection with our accelerated share repurchase agreement). Of these shares, a substantial majority are freely transferable, except for any shares sold to our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act.

On October 24, 2005, we filed a universal shelf registration statement on Form F-3 with the SEC which included 39,244,985 ordinary shares that may be offered for sale by our shareholders.

We have entered into an amended and restated registration rights agreement, dated November 14, 2003, with founding shareholders, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. At any time any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate at least $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares, subject to the limitations and restrictions provided in the agreement. We may effect any such future registration request under the Form F-3, in which case the related public offering may occur on short notice. Any announcement relating to a registration, offering or sale of our ordinary shares, under the Form F-3 or otherwise, could adversely affect the market price of our ordinary shares.

With respect to any outstanding ordinary shares that have not been registered, they may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under Rule 144(k), a person who is not our affiliate, and who has not been our affiliate at any time during the 90 days preceding any sale, is entitled to sell the shares without regard to the foregoing limitations, provided that at least two years have elapsed since the shares were acquired from us or any affiliate of ours. A large percentage of our initial investors have held a portion of our ordinary shares for at least two years, although some of those investors may be deemed our affiliates. Moreover, as of February 1, 2007, an additional 1,366,890 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Wellington (the ‘‘Wellington Options’’) and Harrington Trust Limited, which name was changed to Appleby (Bermuda) Trust Limited effective October 1, 2004 (the ‘‘Names’ Trustee’’), as successor trustee of the Names’ Trust, which holds the options (collectively with the Wellington Options, the ‘‘Investor Options’’) and shares for the benefit of the members of Syndicate 2020 who are not corporate members of Wellington. Wellington and the Names’ Trustee may exercise their options on a cashless basis, which allows them to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. Ordinary shares issued upon the exercise of options on a cashless basis will be issued as a bonus issue of shares in accordance with section 40(2)(a) of the Companies Act. This section provides that the share premium account of a company may be applied in paying up shares issued to shareholders as fully paid shares. This cashless exercise feature may provide an incentive for Wellington and the Names’ Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate and substantial dilution of your investment.

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

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as ‘‘controlled shares’’ (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a ‘‘9.5% U.S. Shareholder’’) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual PIERS or to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (the ‘‘Perpetual Preference Shares’’)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. ‘‘Controlled shares’’ includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2006, there were 87,788,375 ordinary shares outstanding (after deduction of 1,565,751 ordinary shares delivered to us on January 22, 2007 in connection with our accelerated share repurchase agreement), of which 8,339,896 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

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

Each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller.

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

We cannot pay a dividend on our ordinary shares unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares have been declared and paid.

Our Perpetual PIERS, our perpetual preference shares that are issuable upon conversion of our Perpetual PIERS at the option of the holders thereof and our Perpetual Preference Shares will rank senior to our ordinary shares with respect to the payment of dividends. As a result, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares have been declared and paid (or declared and a sum (or, if we so elect with respect to our Perpetual PIERS and underlying perpetual preference shares, ordinary shares) sufficient for the payment thereof has been set aside), we cannot declare or pay a dividend (or declare and set aside a sum (or, if we so elect with respect to our Perpetual PIERS and underlying perpetual preference shares, ordinary shares) sufficient for the payment thereof) on our ordinary shares. Under the terms of our Perpetual PIERS and our Perpetual Preference Shares, these restrictions will continue until full dividends on all outstanding Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares for four consecutive dividend periods have been declared and paid (or declared and a sum (or, if we so elect with respect to our Perpetual PIERS and underlying perpetual preference shares, ordinary shares) sufficient for the payment thereof has been set aside for payment).

Our ordinary shares rank junior to our Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares in the event of a liquidation, winding up or dissolution of the Company.

In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares rank junior to our Perpetual PIERS, our perpetual preference shares issuable upon conversion of our Perpetual PIERS and our Perpetual Preference Shares. In such an event, there may not be sufficient assets remaining, after payments to holders of our Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares, to ensure payments to holders of ordinary shares.

A few large shareholders may be able to influence significant corporate actions.

Five shareholder groups (based on filings with the SEC and including three of our founding shareholders—Blackstone, Candover and Credit Suisse) owned approximately 36,576,143 ordinary shares representing approximately 42% of the beneficial ownership of our ordinary shares. As a result of their ownership position, these shareholders voting together may have the ability to significantly influence matters requiring shareholder approval, including, without limitation, the election of directors and amalgamations, consolidations, changes of control of our company and sales of all or substantially all of our assets. If these shareholders were to act together, they would be able to exercise control over most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. These actions may be taken even if they are opposed by the other shareholders. See Part III, Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters’’ for further details on our principal shareholders.

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

Business Combinations with Large Shareholders or Affiliates.    As a Bermuda company, we may enter into business combinations with our large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from our board of directors. Under Bermuda law, amalgamations require the approval of the board of directors, and except in the case of amalgamations with and between wholly-owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from our board of directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or our bye-laws would require board of directors approval and, in some instances, shareholder approval of such transactions.

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

If Aspen Holdings or any of its foreign subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen Re is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, Aspen Management and WU Inc.)

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

The arrangements between Aspen U.K. Holdings, Aspen Re and Aspen UK Services and each of us are subject to the UK transfer pricing regime. Consequently, if any agreement is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustments will be required to compute U.K. taxable profits as if such an agreement was on arm’s length terms. Any transfer pricing adjustment could adversely impact the Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services’ tax charge.

Possible changes to the U.K. system of taxation of foreign profits are currently under active consideration by HM Treasury. Consultation meetings have recently been held to discuss an exemption system for foreign dividends and the implications for the U.K. Controlled Foreign Company rules and interest deductibility. Any changes could possibly be announced shortly and may impact Aspen U.K. Holdings, Aspen Re and Aspen U.K. Services’ tax charge.

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

The Organization for Economic Cooperation and Development (the ‘‘OECD’’), has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004 and September 2006, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Additional Information

Aspen’s website address is www.aspen.bm. Aspen makes available on its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen Re signed an agreement for underleases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. We will begin paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

In 2006, we moved offices in Boston and entered into a new lease for office space totalling approximately 28,715 square feet covering two floors of the Federal Reserve Bank Building in Boston, Massachusetts. The commencement date of the lease was September 1, 2006. The lease term is for ten years, with the annual rent for the first five years being approximately $1.0 million and for the remainder of the term being approximately $1.1 million.

In addition, we lease office space in Marlton, New Jersey and Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations. We also lease office space in Paris, France. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Our ordinary shares began publicly trading on December 4, 2003. Our NYSE symbol is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
	High	Low
Period
2005
First Quarter	$26.84	$24.25	$0.15
Second Quarter	$28.05	$25.26	$0.15
Third Quarter	$30.15	$26.10	$0.15
Fourth Quarter	$26.80	$22.34	$0.15
2006
First Quarter	$24.90	$21.67	$0.15
Second Quarter	$25.05	$21.53	$0.15
Third Quarter	$25.83	$22.49	$0.15
Fourth Quarter	$27.05	$24.66	$0.15

(b)    As of February 1, 2007, there were 111 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of our Perpetual PIERS and Perpetual Preference Shares.

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

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries to pay us dividends. The Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, ‘‘Business—Regulatory Matters’’ and Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

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

Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, any preference shares issued upon conversion of our Perpetual PIERS, and Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares. Our credit facilities also restrict our ability to pay dividends. See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity.’’

(d)    In connection with our Names’ Options (as defined below), under the Option Instrument (as defined below), the Names’ Trustee may exercise the Names’ Options on a monthly basis. The Names’ Options were exercised on a cashless basis at the exercise price as described further below under Item 5(h). As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries in the three months ending December 31, 2006.

Date Issued	Number of Shares Issued
November 15, 2006	66
December 15, 2006	991

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

(e)    In 2006, we made the following share repurchases:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans of Programs
October 5, 2006 (1)	16,425		$25.71		—	—
December 6, 2006 (2)	5,899,770		$26.50		5,899,770	$144 million
December 21, 2006 (3)	1,565,751	(3)	$28.10	(3)	1,565,751	$100 million

(1)	Shares repurchased from the Names’ Trustee.

(2)	Shares purchased in connection with the share repurchase program announced November 8, 2006 of up to $300 million of the Company’s ordinary shares within the next two years.

(3)	On December 21, 2006, we entered into a contract with Goldman Sachs & Co. for the purchase of ordinary shares to the fixed value of $44 million. Under this arrangement we acquired and cancelled 1,565,751 shares on January 22, 2007. When the contract expires on or before April 17, 2007, we may receive and subsequently cancel up to a further 143,793 shares, with the actual number being determined by the volume weighted average price of our shares over the period between January 17, 2007 and the date of termination, less a discount of 15 cents per share. The date of termination can be any date on or after February 20, 2007 and is at the option of the counterparty. Apart from a payment of $44 million by the Company on December 27, 2006, the Company will make no further payments or transfer shares under this contract under any circumstances.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters’’ included in this report.

(f)    Shareholders’ Agreement and Registration Rights Agreement

We entered into an amended and restated shareholders’ agreement dated as of September 30, 2003 with all of the shareholders who purchased their shares in our initial private placement, and certain members of management.

Pursuant to the terms of the shareholders’ agreement, generally if any existing shareholder party thereto (or group of existing shareholder parties thereto) proposes to transfer 20% or more of our outstanding ordinary shares, then the other shareholders party to the shareholders’ agreement have a right to participate proportionally in the transfer.

If a change of control (as defined in the shareholders’ agreement) is approved by the board of directors and by investors (as defined in the shareholders’ agreement) holding not less than 60% of the voting power of shares held by the investors (in each case, after taking into account voting power adjustments under the bye-laws), Wellington, certain entities affiliated with Wellington and the Names’ Trustee undertake to:

•	exercise their respective voting rights as shareholders to approve the change of control; and

•	tender their respective shares for sale in relation to the change of control on terms no less favorable than those on which the investors sell their shares.

Each shareholder party had agreed to require any transferee within thirty-six months after our initial public offering to sign a deed of adherence to the shareholders’ agreement, except if such transfer is pursuant to a registered public offering, sale pursuant to Rule 144 of the Securities Act or certain other circumstances. On December 22, 2005, Wellington transferred its ordinary shares to Wellington Investment, its wholly-owned subsidiary, pursuant to which Wellington assigned its rights to Wellington Investment under the registration rights agreement and Wellington Investment executed a deed of adherence to the shareholders’ agreement.

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

(g)    Bye-Laws

Our board of directors approved amendments to our bye-laws on March 3, 2005 and February 16, 2006, which were subsequently approved by our shareholders at our annual general meeting on May 26, 2005 and May 25, 2006, respectively. Below is a description of our bye-laws as amended.

Our Board of Directors and Corporate Action.    Our bye-laws provide that the board of directors shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. Our board of directors is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Each director shall serve for a term ending on the date of the third annual general meeting of shareholders next following the annual general meeting at which such director was elected, provided that (i) Directors initially designated as Class I Directors shall serve for an initial term ending on the date of the third annual general meeting of Shareholders following June 21, 2002, (ii) directors initially designated as Class II Directors shall serve for an initial term ending on the fourth annual general meeting following June 21, 2002, and (iii) directors initially designated as Class III Directors shall serve for an initial term ending on the fifth annual general meeting following June 21, 2002. Notwithstanding the foregoing, directors who are 70 years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the board of directors shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

Generally, the affirmative vote of a majority of the directors present at any meeting at which a quorum is present shall be required to authorize corporate action. Corporate action may also be taken by a unanimous written resolution of the board of directors without a meeting and with no need to give notice, except in the case of removal of auditors or directors. The quorum necessary for the transaction of business of the board of directors may be fixed by the board of directors and, unless so fixed at any other number, shall be a majority of directors in office from time to time and in no event less than two directors.

Voting cutbacks.    In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as ‘‘controlled shares’’ (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board of directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. ‘‘Controlled shares’’ includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not ‘‘controlled shares’’ of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder; (ii) no portion of such reallocation shall apply to the shares held by Wellington or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10%.

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

We are authorized to require any shareholder to provide information as to that shareholder’s beneficial share ownership, the names of persons having beneficial ownership of the shareholder’s shares, relationships with other shareholders or any other facts the directors may deem relevant to a determination of the number of ordinary shares attributable to any person. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate the shareholder’s voting rights. All information provided by the shareholder shall be treated by the Company as confidential information and shall be used by the Company solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists (except as otherwise required by applicable law or regulation).

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

The following actions shall be approved by the affirmative vote of at least seventy-five percent (75%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): any amendment to Bye-Laws 13 (first sentence—Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the board of directors determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under the bye-laws).

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

(h)    Investor Options

Upon our formation in June 2002, we issued to Wellington options to purchase 3,781,120 non-voting shares (the ‘‘Wellington Options’’) and issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the Unaligned Members, options to purchase 3,006,760 non-voting shares (the ‘‘Names’ Options,’’ and together with the Wellington Options, the ‘‘Investor Options’’). All non-voting shares issued or to be issued upon the exercise of the Investor Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. On December 22, 2005, Wellington transferred the Wellington Options to its wholly-owned subsidiary Wellington Investment. As of February 1, 2007, the Names’ Trustee held 1,366,890 Names’ Options. The rights of the holders of the Investor Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the ‘‘Option Instrument’’). The term of the Investor Options expires on June 21, 2012. The Investor Options may be exercised in whole or in part.

Under the Option Instrument, the Wellington Options are exercisable at any time subject to a minimum number of options to be exercised. The Names’ Options are exercisable without regard to a minimum number of options to be exercised, at a sale (as defined in the Option Instrument) and on a monthly basis beginning in October 2005 (expiring June 21, 2012 unless earlier lapsed) following notification by the Unaligned Members to the Names’ Trustee of their elections to exercise the Names’ Options.

The Investor Options will lapse on the earlier occurrence of (i) the end of the term of the Investor Options, (ii) the liquidation of the Company (other than a liquidation in connection with a reconstruction or amalgamation) or (iii) the completion of a sale (if such options are not exercised in connection with such sale). If Wellington materially breaches its obligations under the framework agreement and the shareholder’s agreement between the Company and Wellington dated November 6, 2003 with respect to its non-compete undertakings and its prohibition on soliciting employees of the Company, then the Wellington Options will immediately lapse for those options that have not been exercised or that have been exercised but for which ordinary shares have not yet been issued.

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Investor Options (June 21, 2002) until the date of exercise of the Investor Options. The exercise price per option as at February 15, 2007 was approximately £11.61. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Investor Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Investor Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

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

Dividends on our Perpetual PIERS are payable on a non-cumulative basis only when, as and if declared by our board of directors at the annual rate of 5.625% of the $50 liquidation preference of each Perpetual PIERS, payable quarterly in cash, or if we elect, ordinary shares or a combination of cash and ordinary shares. Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, any perpetual preference shares issued upon conversion of the Perpetual PIERS and Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.

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

(j)    Description of our Perpetual Preference Shares

In November 2006, our board of directors authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our Perpetual Preference Shares.

Dividends on our Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by our board of directors at the annual rate of 7.401% of the $25 liquidation preference of each Perpetual Preference Share, payable quarterly in cash. Commencing on January 1, 2017, dividends on our Perpetual Preference Shares will be payable, on a non-cumulative basis, when, as and if declared by our board of directors, at a floating annual rate equal to 3-month LIBOR plus 3.28%. This floating dividend rate will be reset quarterly. Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual Preference Shares, Perpetual PIERS and any perpetual preference shares issued upon conversion of the Perpetual PIERS have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.

Whenever dividends on any Perpetual Preference Shares shall have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a ‘‘nonpayment’’), subject to certain conditions, the holders of our Perpetual Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including any Perpetual PIERS and any perpetual preference shares issued upon conversion of the Perpetual PIERS), will be entitled to the appointment of two directors, and the number of directors that comprise our board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our Perpetual Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.

In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding Perpetual Preference Shares and any series of appointing preference shares (including any Perpetual PIERS and any perpetual preference shares issued upon conversion of the Perpetual PIERS), acting together as a single class, will be required for the authorization or issuance of any class or series of share capital (or security convertible into or exchangeable for shares) ranking senior to the Perpetual Preference Shares as to dividend rights or rights upon our liquidation, winding-up or dissolution and for amendments to our memorandum of association or bye-laws that would materially adversely affect the rights of holders of Perpetual Preference Shares.

On and after January 1, 2017, we may redeem the Perpetual Preference Shares at our option, in whole or in part, at a redemption price equal to $25 per Perpetual Preference Share, plus any declared and unpaid dividends.

Our Perpetual Preference Shares are listed on the NYSE under the symbol ‘‘AHLPRA.’’

Performance Graph

The following information is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Super Composite Property-Casualty Insurance Index, for the period commencing December 4, 2003 and ending on December 29, 2006, assuming $100 was invested on December 4, 2003. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 4, 2003 through December 29, 2006. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 15.58%, (2) for the S&P 500 Composite Stock Price Index was 40.15% and (3) for the S&P Super Composite Property-Casualty Insurance Index was 53.37%.

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the period ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2006, 2005, 2004 and 2003 and for the period from our incorporation on May 23, 2002 to December 31, 2002 and the balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2006, and for each of the twelve months ended December 31, 2006, 2005 and 2004, and the reports thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period. Due to our limited operating history, the ratios presented may not be indicative of our future performance. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, ‘‘Financial Statements and Supplementary Data’’ and Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months ended December 31, 2006	Twelve Months ended December 31, 2005	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003	Period from May 23, 2002 to December 31, 2002 (1)
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross premiums written	$1,945.5	$2,092.5	$1,586.2	$1,306.8	$374.8
Net premiums written	1,663.6	1,651.5	1,357.6	1,092.8	312.6
Net premiums earned	1,676.2	1,508.4	1,232.8	812.3	120.3
Loss and loss adjustment expenses	(889.9)	(1,358.5)	(723.6)	(428.4)	(76.9)
Policy acquisition and general and administrative expenses	(490.7)	(409.1)	(305.0)	(205.6)	(29.8)
Net Investment Income	204.4	121.3	68.3	29.6	8.5
Net Income	378.1	(177.8)	195.1	152.1	28.6
Basic earnings per share	3.82	(2.40)	2.82	2.63	0.89
Fully diluted earnings per share	3.75	(2.40)	2.74	2.56	0.89
Basic weighted average shares outstanding	94.8	74.0	69.2	57.8	32.4
Diluted weighted average shares outstanding	96.7	74.0	71.1	59.5	32.4
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (2)	53%	90%	59%	53%	64%
Expense ratio (on net premiums earned) (3)	29%	27%	25%	25%	25%
Combined ratio (4)	82%	117%	84%	78%	89%
Summary Balance Sheet Data
Cash and investments (5)	$5,176.1	$4,437.4	$3,020.8	$1,847.1	$932.0
Premiums receivable	688.1	541.4	494.2	496.5	214.5
Total assets	6,640.1	6,537.8	3,943.1	2,578.5	1,211.8
Loss and loss adjustment expense reserves	2,820.0	3,041.6	1,277.9	525.8	93.9
Reserves for unearned premiums	841.3	868.0	714.0	572.4	215.7
Bank Debt	—	—	—	40.0	—
Long Term Debt	249.4	249.3	249.3	—	—
Total shareholders’ equity	2,389.3	2,039.8	1,481.5	1,298.7	878.1

	Twelve Months ended December 31, 2006	Twelve Months ended December 31, 2005	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003	Period from May 23, 2002 to December 31, 2002 (1)
	($ in millions, except per share amounts and percentages)
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share (6)	$22.44	$19.39	$21.37	$18.77	$15.44
Diluted book value per share (treasury stock method) (7)	$21.92	$18.81	$20.79	$18.17	$15.44
Cash dividend declared per ordinary share	$0.60	$0.60	$0.12	$0.00	$0.00

(1)	The financial information for this period reflects our results for the period from May 23, 2002, the date of our formation, to December 31, 2002.

(2)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(3)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.

(4)	The combined ratio is the sum of the loss ratio and the expense ratio.

(5)	Investments include fixed maturities, other investments and short-term investments.

(6)	Book value per ordinary share is based on total shareholders’ equity, excluding the aggregate value of the liquidation preferences of our preference shares (in respect of 2005 and 2006), divided by the number of shares outstanding of 58,876,360, 69,179,303, 69,315,099, 95,209,008 and 87,788,375 at December 31, 2002, 2003, 2004, 2005 and 2006 respectively. In calculating the number of shares outstanding as at December 31, 2006 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2007 pursuant to our accelerated share repurchase agreement referred to in Part II, Item 5(e) ‘‘Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities’’.

(7)	Diluted book value per share is calculated based on total shareholders’ equity, excluding the aggregate value of the liquidation preferences of our preference shares (in respect of 2005 and 2006), at December 31, 2002, 2003, 2004, 2005 and 2006, divided by the number of dilutive equivalent shares outstanding of 58,876,360, 71,481,906, 71,271,170, 98,126,046 and 89,876,459 at December 31, 2002, 2003, 2004, 2005 and 2006, respectively. There were no dilutive options at December 31, 2002. At December 31, 2003, 2004, 2005 and 2006, there were 2,302,603, 1,956,071, 2,917,038 and 2,088,084 dilutive options, respectively. Potentially dilutive shares outstanding are calculated using the treasury method.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2006, 2005 and 2004 and of our financial condition at December 31, 2006. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings ‘‘Risk Factors,’’ ‘‘Business’’ and ‘‘Forward-Looking Statements’’ contained in Item 1, Item 1A and Part I of this report, respectively.

Aspen’s Year in Review

Our principal financial objective for 2006 and beyond is to reduce the volatility of our annual earnings while continuing to deliver superior returns to our ordinary shareholders. During 2006 we made significant changes to our business model consistent with this objective.

Catastrophe risk management.    The biggest change for 2006 compared to previous years was in our approach to the management of natural catastrophe risk. Following the two active Atlantic hurricane seasons of 2004 and 2005 we concluded that we needed to increase both our assessment of the quantum of risk from any given exposure and the prices we should charge for assuming that exposure. The result has been a reduction in the absolute value of property limits exposed to hurricane and earthquake risk. We have also reduced our maximum exposure to catastrophe risk, based on the output of statistical models, to 17.5% (2005—20%) of total shareholders’ equity for an event with a return period of 1 in 100 years and 25% (2005—35%) for an event with a return period of 1 in 250 years.

Capital management.    Also during 2006 we began a new phase of capital management which is intended to optimize our capital structure. While total capital increased during the year, the proportion funded by our ordinary shareholders decreased from 81% to 75%. This was achieved by repurchasing shares using the proceeds of the issuance of a new class of preference shares.

Portfolio diversification.    2006 was the first full year of operations of our specialty insurance and reinsurance segment which completed a key phase of the diversification strategy we have been pursuing since formation. The benefits of this investment in quality underwriting teams can be seen in the results of that segment for 2006 which produced a combined ratio of 78.2%.

Investment management.    We have further developed our asset allocation strategy during the year by investing approximately 3% of total invested assets and cash in funds of hedge funds. The duration of our fixed income portfolio remains steady at approximately three years and our allocation to non-government securities has increased. As a result, we have increased the book yield of our fixed income portfolio from 4.08% at December 31, 2005 to 4.52% at December 31, 2006.

Financial Overview

The following overview of our 2004, 2005 and 2006 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.    For 2006 we reported income after taxes of $378.1 million with positive contributions from all of our four operating segments and an increase of 68.5% in net investment income.

This is in strong contrast to our net loss of $177.8 million for 2005 which included losses from the 2005 hurricanes of $507 million net of reinsurance and taking into account additional premiums receivable and payable, tax and our estimate of the fair value of a potential recovery from our catastrophe risk contract.

Gross written premiums.    Total gross written premiums decreased by 7.0% in 2006 compared to 2005. The changes in gross premiums written in each of our segments for the twelve months ended December 31, 2006 and 2005 are as follows, with reductions shown as negative percentages.

	Gross Premiums Written
Business Segment	For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
	($ in millions)	% change	($ in millions)	%change	($ in millions)
Property Reinsurance	$609.2	(25.1)%	$813.2	25.2%	$649.3
Casualty Reinsurance	485.5	(7.8)%	526.7	17.9%	446.7
Specialty Insurance and Reinsurance	511.1	38.8%	368.3	193.9%	125.3
Property and Casualty Insurance	339.7	(11.6)%	384.3	5.3%	364.9
Total	$1,945.5	(7.0)%	$2,092.5	31.9%	$1,586.2

The most significant change over the last two years has been the development of our specialty insurance and reinsurance segment from 7.9% of total gross written premiums in 2004 to 26.3% in 2006. This is the result of our planned diversification into marine, energy and aviation insurance business.

The reduction in gross written premiums in the property reinsurance segment in 2006 was mainly due to the change in our approach to catastrophe risk management which resulted in the planned non-renewal of, or reduced participation in, certain catastrophe exposed contracts, particularly in the risk excess and proportional lines of business. There was also a reduction in loss related reinstatement premiums between 2005 and 2006 of $59.6 million.

Of the $163.9 million increase in property reinsurance gross written premiums in 2005, 43.3% related to reinstatement premiums receivable as a result of the 2005 hurricane losses (up $56.3 million over 2004). New business written by our then recently formed team at Aspen Re America contributed $27.5 million of the increase and the property component of a proportional reinsurance of a participant in a Lloyd’s syndicate contributed a further $50.5 million.

Loss ratio.    We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the twelve months ended December 31, 2006, 2005 and 2004 were as follows:

	Loss Ratios
Business Segment	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004
Property Reinsurance	42.7%	140.9%	55.9%
Casualty Reinsurance	58.3%	69.7%	71.4%
Specialty Insurance and Reinsurance	50.7%	63.8%	40.1%
Property and Casualty Insurance	65.4%	58.8%	55.1%
Total	53.1%	90.1%	58.7%

The most significant factor in the reduction of loss ratios in 2006 was the benign loss experience of our property reinsurance segment compared to the significant hurricane losses in 2005 and 2004. Casualty reinsurance continued to have good experience in the 2006 accident year and has benefited from $60.3 million of reserve releases from prior years following favorable loss experience. Specialty insurance and reinsurance has had good loss experience in 2006 across most of its business lines and also benefited from a $9.4 million prior year reserve release. The only increase in loss ratio over the prior year was in our property and casualty insurance segment which was due to disappointing results in our U.S. surplus lines property insurance business.

Reserve releases.    The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2006, 2005 and 2004, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each year are shown in the following table:

	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004
	($ in millions, except for percentages)
Reserve Releases	$51.3	$50.6	$62.0
% of net premiums earned	3.1%	3.4%	5.0%

Further information relating to the release of reserves can be found below under ‘‘—Reserves for Loss and Loss Adjustment Expenses—Prior Year Loss Reserves’’.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the years ended December 31, 2006, 2005 and 2004:

	Expense Ratios
	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004
Policy Acquisition Expenses	19.3%	18.8%	17.2%
Operating and Administrative Expenses	10.0%	8.3%	7.5%
Expense Ratio	29.3%	27.1%	24.7%

The increases in the policy acquisition expense ratio over the last two years principally reflect changing business mix. Higher levels of acquisition costs do not necessarily imply lower potential underwriting margins because the cost of acquisition is factored into our premium pricing models whenever possible. Over the same period our operating and administrative expenses have increased in Bermuda, the U.S and the U.K. due to the hiring of new teams of underwriters and increased investment in support functions and infrastructure.

Investment income.    In 2006, we generated net investment income of $204.4 million (2005— $121.3 million, 2004—$68.3 million). The increases over the last two years equate to a compound average annual increase of 73.0% and were attributable to both positive cash flow and rising book yields.

Other revenues and expenses.    Other revenues and expenses in 2006 included $9.5 million of foreign currency exchange gains (2005—$18.2 million loss) and $8.0 million of realized investment losses (2005—$4.4 million loss). In 2006 we recorded a $13.1 million loss in the fair value of our catastrophe risk transfer swap (2005—$19.4 million gain). Interest payable was $16.9 million in 2006 (2005—$16.2 million).

Taxes.    We incurred a tax expense in 2006 of $92.3 million (2005—$17.4 million), equivalent to a consolidated rate on income before tax of 19.6%. In 2005, we reported a loss before taxation but also a tax charge of $17.4 million because Aspen Re was profitable in 2005 notwithstanding our hurricane losses. The consolidated tax rate in 2004 was 25.9%.

Dividends.    Beginning in the first quarter of 2005, we increased our quarterly dividends from $0.03 to $0.15 per ordinary share, and we paid such dividends on our outstanding shares in each quarter of 2005, notwithstanding our losses from the 2005 hurricanes. This quarterly dividend has been maintained at $0.15 per ordinary share throughout 2006.

Dividends paid on our preference shares in 2006 were $15.6 million and the full amount payable annually from 2007 (assuming no changes in the number or terms of shares outstanding) will be $27.7 million.

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased from $2,039.8 million at the end of 2005 to $2,389.3 million as of December 31, 2006. The most significant movements were:

•	net income after tax for the year of $378.1 million;

•	dividend payments to ordinary and preference shareholders totaling $71.8 million in 2006;

•	an increase in unrealized gains in foreign currency translation accounted for as Other Comprehensive Income of $16.3 million;

•	an increase in net unrealized losses on investments of $8.0 million;

•	the issuance of preference shares raising net proceeds of $225.4 million;

•	the repurchase of 5,899,770 of shares from two of our founder shareholders for a total consideration of $156.3 million; and

•	an accelerated share repurchase for a fixed dollar amount of $44.0 million in December 2006.

As at December 31, 2006 total ordinary shareholders’ equity was $1,970.1 million compared to $1,846.0 million at December 31, 2005.

As at December 31, 2006, the remainder of our total shareholders’ equity was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million. (2005: $193.8 million).

The amounts outstanding under our senior notes were the only material debt that we had outstanding as of December 31, 2005 and 2006. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2006, this ratio was 9.4% (2005—10.9%; 2004—14.4%).

Our Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 25.3% as of December 31, 2006 (2005—19.4%; 2004—14.4%).

Liquidity.    Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. During 2006, Aspen Holdings received $35.0 million in dividends from Aspen U.K. Holdings and $26.0 million in interest payments under our intercompany loan. As at December 31, 2006, Aspen Holdings held $46.0 million in cash and cash equivalents which, taken together with our credit facilities, management considered sufficient to provide us liquidity at such time.

At December 31, 2006, the Insurance Subsidiaries held $449.0 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2006 and for the foreseeable future.

As of December 31, 2006, we had in issue $377.7 million and £44.7 million in letters of credit to cedents, of which $171.2 million and £50.2 million were collateralized. Our reinsurance receivables decreased by 61% from $1,192.7 million at December 31, 2005 to $468.3 million at December 31, 2006, mainly as a result of amounts received from our reinsurers in respect of 2004 and 2005 hurricane claims.

Market Conditions, Rate Trends and Developments in 2007

January is an important renewal month for our reinsurance segment and much of our specialty lines, representing about 30% of our expected gross premium for the full year.

Property Reinsurance    Pricing at January 1 for U.S. peak zone property catastrophe reinsurance remained very attractive at near-record highs. Many accounts registered significant price increases over the previous year, although not quite reaching the levels achieved in July 2006. European renewals, however, recorded rates that were flat or declining.

Casualty Reinsurance.    Casualty reinsurance pricing is reflecting modest declines in rates on original business, particularly on programs with zero or minimal loss activity. In our international casualty account, we recorded average rate declines on a premium weighted average basis of approximately 3%. In our U.S. casualty treaty account we expect rates to trend down, with workers’ compensation catastrophe reinsurance experiencing the most downward movement.

Specialty Insurance and Reinsurance.    In our specialty insurance and reinsurance segment, prices remained flat on average for business written in January. This figure excludes aviation insurance, which has little renewal activity during the first two months of the year.

In marine hull insurance, rates have remained firm and we achieved an average rate increase of approximately 9% on renewal business. Rates for our offshore energy physical damage account are flat or declining slightly. In our marine liability lines we have achieved modest rate increases of about 2%. Within our specialty reinsurance account, we experienced a better-than-expected rate reduction of approximately 3%.

Property and Casualty Insurance    Our insurance segment does not typically experience a great deal of renewal business during January with the first major insurance renewal date expected at the end of March. U.K. commercial property and commercial liability insurance rates remain challenging and we expect this trend to continue in 2007.

Reinsurance Ceded.    In 2007 we will continue to purchase reinsurance protection for our insurance lines of business broadly in line with previous years. However, we will substantially reduce our purchase of property retrocessional cover in 2007 compared to previous years. This follows a systematic repositioning during 2006 of our portfolio designed to reduce volatility and diversify our exposures. Starting January 1, 2006, we set out to reduce our in-force exposures to peak zone catastrophe risk, but because those exposures were still very significant at the beginning of the year, we bought a large amount of property retrocessional cover at a cost of $171.1 million. We start 2007 with this repositioning successfully completed and in 2007 we do not expect to exceed an expenditure of $50 million on property retrocessional coverage. We have the ability to do this because our reduced catastrophe exposures allow us to stay within our risk tolerances without reliance on retrocession.

Recent Developments

The legislation enacted by the State of Florida in January 2007 which increased the reinsurance capacity of the state’s reinsurance facility provides a significant additional supply of capital to a part of the worldwide property catastrophe business, where previously buying demand greatly exceeded capital supply. As a result of this legislation we expect prices in Florida to decrease. In addition, property reinsurance rates worldwide may also decrease due to the redirection of the capital that entered the industry to take advantage of perceived attractive rates in Florida, as this capital may now target other exposures. For additional information on the Florida legislation, see ‘‘Risk Factors— Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.’’

We have made a first assessment of the limited loss information now available and of our potential exposures to windstorm Kyrill in January 2007 and our initial estimate is that the impact before tax on the Company will be in the range of $20 to $35 million.

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

Written premiums.    Written premiums are comprised of the estimated premiums on contracts of insurance and reinsurance entered into in the reporting period, except in the case of proportional reinsurance contracts, where written premium relates only to our estimated proportional share of premiums due on contracts entered into by the ceding company prior to the end of the reporting period.

All premium estimates are reviewed regularly, comparing actual reported premiums to expected ultimate premiums along with a review of the collectability of premiums receivable. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the periods in which they become known. Adjustments to original premium estimates could be material and these adjustments may directly and significantly impact earnings in the period they are determined because the subject premium may be fully or substantially earned.

We refer to premiums receivable which are not fixed at the inception of the contract as adjustment premiums. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums associated with property reinsurance business and the smallest with property and liability insurance.

Adjustment premiums are most significant in relation to reinsurance contracts. Differing considerations apply to non-proportional and proportional treaties as follows.

Non-proportional treaties.    A large number of the reinsurance contracts we write are written on a non-proportional or excess of loss treaty basis. As the ultimate level of business written by each cedent can only be estimated at the time the reinsurance is placed, the reinsurance contracts generally stipulate a minimum and deposit premium payable under the contract with an adjustable premium determined by variables such as: the number of contracts covered by the reinsurance, the total premium received by the cedent and the nature of the exposures assumed. Minimum and deposit premiums generally cover the majority of premiums due under such treaty reinsurance contracts and the adjustable portion of the premium is usually a small portion of the total premium receivable. For excess of loss contracts, the minimum and deposit premium, as defined in the contract, is generally considered to be the best estimate of the contract’s written premium at inception. Accordingly, this is the amount we generally record as written premium in the period the underlying risks incept. During the life of a contract, notifications from cedents and brokers may affect the estimate of ultimate premium and result in either increases or reductions in reported revenue. Changes in estimated adjustable premiums do not generally have a significant impact on short term liquidity as the payment of adjustment premiums generally occurs after the expiration of a contract.

Many non-proportional treaties also include provision for the payment to us by the cedent of reinstatement premiums based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are included in revenue in the same period as the corresponding losses.

Proportional treaties (‘‘treaty pro-rata’’).    Estimates of premiums assumed under treaty pro-rata reinsurance contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by brokers and ceding companies and estimates of the underlying economic conditions at the time the risk is underwritten. We estimate premium receivable initially and update our estimates regularly throughout the contract term based on treaty statements received from the ceding company.

The reported gross written premiums for treaty pro rata business includes estimates of premiums due to the Company but not yet reported by the cedent because of time delays between contracts being written by our cedents and the submission of treaty statements to the Company. This additional premium is normally described as pipeline premium. Treaty statements disclose information on the underlying contracts of insurance written by our cedents and are generally submitted on a monthly or quarterly basis, from 30 to 90 days in arrears. In order to report all risks incepting prior to a period end, we estimate the premiums written between the last submitted treaty statement and the period end.

The segment for which treaty pro rata is most relevant is our property reinsurance segment in which we wrote $119.1 million in gross written premium in 2006 or 19.6% of our property reinsurance segment, of which $28.9 million was estimated, and $84.2 million was reported by the cedents. We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $20,000 on our net income before tax for our property reinsurance segment, excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

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

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $119.1 million in our property reinsurance treaty pro rata account as of December 31, 2006, a variation of 5% could increase or reduce net income before taxation by approximately $0.1 million.

Earned premiums.    Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable.    Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates as adjustable premiums are considered to be inseparable from minimum and deposit premiums. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectible and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2006.

Risk transfer swap.    Our catastrophe risk transfer swap falls under the requirement of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133 ‘Accounting for Derivative Instruments and Hedging Activities,’ as amended (‘‘SFAS 133’’) and is therefore recorded in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations. This contract requires us to make quarterly payments in return for which we are entitled to receive a total of up to $100 million on the occurrence of hurricanes making landfall in Florida and causing insured damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion. The determination of whether or not we are entitled to a recovery depends on estimates of insured damage published PCS. The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event. If a recovery becomes due then the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced any actual or projected reduction in this liability is also reflected as a gain in the statement of operations.

The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on December 8, 2006 was $40.679 billion which entitles the Company to a recovery of approximately $21 million of which $19.7 million was paid to us during 2006. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, we expect that future estimates by PCS of this loss will increase. We have taken this and the illiquid nature of the catastrophe risk transfer swap market into account in our valuation of this contract as at December 31, 2006. As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics and the potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

Credit insurance contract.    On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. The Company considers that under SFAS 133 this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point of time be due and payable to the Company.

As a result of the application of derivative accounting rules under SFAS 133, the contract is treated as an asset and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations. The contract is for a maximum of five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment.

Reserving approach.    We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established. Prior to the selection by management of our best estimate of our reserves, our actuarial team employs a number of techniques to establish a range of estimates (the ‘‘actuarial range’’).

Sources of information.    Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events such as natural catastrophes and aeroplane crashes we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.

Reported claims.    For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedents and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the hurricanes in 2005, for example, the detailed analysis of our potential exposures included information obtained directly from cedents which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedents but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedent audits to validate the information provided. Disputes do occur with cedents, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

IBNR claims.    We establish reserves for IBNR claims using established actuarial methods which generally rely to a greater or lesser extent on historical information but also consider such variables as changes in policy terms and coverage, changes in legislative conditions and judicial interpretation of insurance policies and inflation. We take into account the quality of the historical information available and where appropriate historical trends are used to validate information received from cedents.

The higher degree of uncertainty associated with reserves for reinsurance business is associated with the assumptions used in deriving IBNR claims. Where they are based on an analysis of past loss experience, then the principal assumption is that past patterns of development will be repeated on current business. The process of extrapolation is by necessity one involving subjective judgment because the actuary has to take into account the impact of the changing business mix as well as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. These factors are incorporated in the recommended reserve range from which management selects its best point estimate.

For classes of business where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio.

This is based on one or more of (a) an analysis of our own claims experience to date, (b) market benchmark data, (c) a contract by contract analysis, and (d) an analysis of a portfolio of similar business written by Syndicate 2020, as available, adjusted by an index reflecting how insurance rates, terms and conditions have changed. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

Actuarial range of gross reserves.    The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2006.

Gross Reserves	As at December 31, 2006
	Management’s selected reserve	Lower end of actuarial range	Upper end of actuarial range
	($ in millions)
Property Reinsurance	$709.2	$627.4	$879.7
Casualty Reinsurance	970.9	732.1	1,012.0
Specialty Insurance and Reinsurance	570.1	452.6	692.1
Property and Casualty Insurance	569.8	464.2	674.7
Potential Variation	—	145.0	(300.0)
Total Gross Losses and loss expense reserves	$2,820.0	$2,421.3	$2,958.5

The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements taking into account the impact that all the factors affecting the reserves may have.

The amounts shown for the lower and upper ends of the actuarial range are different from the sums of the corresponding amounts for the four segments. The difference, which we show in the tables as ‘potential variation’, takes into account the fact that at the higher end of the actuarial range we do not expect all segments to deteriorate at the same time (hence the variation credit) and, conversely, at the lower end of the actuarial range not all segments will improve simultaneously (hence the debit).

Selection of reported gross reserves.    In selecting our best estimates of the reserves for each line of business we take into account all of the factors set out above, and in particular the quality of the historical information we have on which to establish our reserves. In addition, consideration is given to the point estimate produced by our independent consulting actuaries, which was towards the upper end of the range for each of the years ended December 31, 2006 and 2005.

Actuarial range of net reserves.    In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, if the upper and lower estimates of gross losses are contained within our reinsurance program then there will be minimal movement in the net losses but if gross losses are below the attachment point of the excess of loss program then movements in gross losses are replicated as movements in the net loss. Reinsurance recoveries in respect of estimated IBNR claims are assumed to be consistent with the historical pattern of such recoveries, adjusted to reflect changes in the nature and extent of our reinsurance program over time. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $2,019 million and $2,468 million. The actual net reserves established as at December 31, 2006 were $2,351.7 million.

Uncertainties.    While the reported reserves make a reasonable provision for unpaid loss and loss adjustment expense obligations, we note that the process of estimating required reserves does, by its very nature, involve uncertainty and therefore the ultimate claims may fall outside the actuarial range. The level of uncertainty can be influenced by such factors as the existence of coverage with long duration reporting patterns and changes in claims handling practices, as well as the other factors described above.

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

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2006, a 5% change in the gross reserves for IBNR losses would equate to a change of approximately $68.7 million in loss reserves which would represent 14.6% of net income before income tax for the twelve months ended December 31, 2006. As at December 31, 2005, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $78.8 million in loss reserves which would represent 49.1% of net income before income tax for the twelve months ended December 31, 2005.

Results of Operations

Our financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2006, 2005 and 2004.

    Consolidated Income Statement

	Twelve months ended
	December 31, 2006	December 31, 2005	December 31, 2004
	($ in millions, except percentages)
Gross premiums written	$1,945.5	$2,092.5	$1,586.2
Net premiums written	1,663.6	1,651.6	1,357.6
Gross premiums earned	2,000.9	1,932.6	1,469.0
Net premiums earned	1,676.2	1,508.4	1,232.8
Net investment income	204.4	121.3	68.3
Realized investment losses	(8.0)	(4.4)	(3.5)
Change in fair value of derivatives	(13.1)	19.4	(4.0)
Total Revenues	1,859.5	1,644.7	1,293.6
Expenses
Insurance losses and loss adjustment expenses	(889.9)	(1,358.5)	(723.6)
Policy acquisition expenses	(322.8)	(283.2)	(212.0)
Operating and administration expenses	(167.9)	(125.9)	(93.0)
Interest on long term debt	(16.9)	(16.2)	(6.9)
Realized exchange gains/(losses)	9.5	(18.2)	5.1
Other expenses	(1.1)	(3.1)	—
Total Expenses	(1,389.1)	(1,805.1)	(1,030.4)
Income/(loss) from operations before income tax	470.4	(160.4)	263.2
Income tax expense	(92.3)	(17.4)	(68.1)
Net Income (Loss)	$378.1	$(177.8)	$195.1
Ratios
Loss ratio	53.1%	90.1%	58.7%
Expense ratio	29.3%	27.1%	24.7%
Combined ratio	82.4%	117.2%	83.4%

Gross premiums written.    The following table analyses the overall change in gross premiums written in the twelve months ended December 31, 2006, 2005 and 2004. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (‘‘KRW’’) in 2005 and Hurricanes Charley, Frances, Ivan, Jeanne and Typhoon Songda in 2004 (‘‘2004 Catastrophe’’).

	For the twelve months ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions)
Gross premiums written	$609.2	$485.5	$511.1	$339.7	$1,945.5
Less: KRW-related premiums	(11.4)	—	(7.2)	—	(18.6)
Underlying premiums	597.8	485.5	503.9	339.7	1,926.9
% change in underlying premiums between 2006 and 2005	(19.5)%	(7.8)%	39.7%	(11.6)%	(4.3)%

	For the twelve months ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions, except for percentages)
Gross premiums written	$813.2	$526.7	$368.3	$384.3	$2,092.5
Less: KRW-related premiums	(71.0)	—	(7.7)	—	(78.7)
Underlying premiums	742.2	526.7	360.6	384.3	2,013.8
% change in underlying premiums between 2005 and 2004	17.0%	17.9%	187.8%	5.3%	28.2%

	For the twelve months ended December 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions, except for percentages)
Gross premiums written	$649.3	$446.7	$125.3	$364.9	$1,586.2
Less: 2004 Catastrophe-related premiums	(14.7)	—	—	—	(14.7)
Underlying premiums	634.6	446.7	125.3	364.9	1,571.5

The most significant change over the last two years has been the development of our specialty insurance and reinsurance segment from 7.9% of total gross written premiums in 2004 to 26.3% in 2006. This is the result of our planned diversification into marine, energy and aviation insurance business.

Of the $163.9 million increase in property reinsurance gross written premiums in 2005, 43.3% related to reinstatement premiums receivable as a result of the 2005 hurricane losses (up $56.3 million over 2004). New business written by our then recently formed team at Aspen Re America contributed $27.5 million of the increase and the property component of a proportional reinsurance of a participant in a Lloyd’s syndicate contributed a further $50.5 million.

The reduction in gross written premiums in the property reinsurance segment in 2006 was mainly due to the change in our approach to catastrophe risk management which resulted in the planned non-renewal of, or reduced participation in, certain catastrophe exposed contracts, particularly in the risk excess and proportional lines of business. There was also a reduction in loss related reinstatement premiums between 2005 and 2006 of $59.6 million.

Net premiums written.    Net premiums written increased by 0.7% in 2006 compared to 2005. The increase was not in line with the 7.0% reduction in gross written premiums due to the significantly higher reinsurance costs in 2005. The high costs in 2005 were a result of the hurricanes in 2005 as, under the terms of our reinsurance contracts, we were obligated to make certain additional payments usually in the form of reinstatement premiums to provide recoveries in respect of more than one loss. The amount of the additional payment obligations arising as a result of the 2005 hurricanes was $149.7 million or 7.2% of the gross premiums written for the year, whereas in 2004, we had reinstatement premiums of $22.9 million or 1.4% of gross premiums written.

Gross premiums earned.    Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in 2006 increased by 3.5% compared to 2005 and by 31.6% in 2005 compared to 2004. In both years the growth in gross premiums earned was primarily as a result of the growth in business written in our marine, specialty liability, energy and aviation insurance lines, which increased by $155.3 million in 2006 and $221.6 million in 2005.

Net premiums earned.    Net premiums earned increased by 11.1% in 2006 compared to 2005 and by 22.4% in 2005 compared to 2004. The increases for each of our segments were as follows:

	Net Premiums Earned
Business Segment	For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Property Reinsurance	$491.3	(1.2)%	$497.3	5.9%	$469.6
Casualty Reinsurance	489.9	4.1%	470.6	33.3%	353.1
Specialty Insurance and Reinsurance	408.0	75.2%	232.9	105.0%	113.6
Property and Casualty Insurance	287.0	(6.7)%	307.6	3.7%	296.5
Total	$1,676.2	11.1%	$1,508.4	22.4%	$1,232.8

The largest percentage increase in 2006 related to our marine and aviation insurance business written in our specialty segment and was driven primarily by increases in written premium in our energy and aviation accounts.

Insurance losses and loss adjustment expenses.    Our losses and loss adjustment expenses decreased significantly in the year mainly due to the absence of catastrophic losses in the year compared to 2005 and 2004. In 2004 we suffered $196.1 million of losses net of reinsurance from Hurricanes Charley, Frances, Ivan, Jeanne and Typhoon Songda and in 2005 $594.6 million of losses net of reinsurance from Hurricanes Katrina, Rita and Wilma before potential receipts under our cat swap. Our insurance losses and loss adjustment expenses included paid claims of $469.7 million in 2006, $551.9 million in 2005 and $164.6 million in 2004.

The underlying changes in accident year loss ratios (which exclude the impact of the 2004 catastrophes and KRW losses in all years) by segment for the twelve months ended December 31, 2006, 2005 and 2004 are shown in the following table:

For the twelve months ended December 31, 2006	Total Loss Ratio	Prior Year Adjustment (1)	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	42.7%	8.3%	34.4%
Casualty reinsurance	58.3%	(12.3)%	70.6%
Specialty insurance and reinsurance	50.7%	(2.3)%	53.0%
Property and casualty insurance	65.4%	(7.8)%	73.2%
Total	53.1%	(3.1)%	56.2%

(1)	Total includes 3.9% of increased KRW reserves ($66.0 million) although this is partially offset elsewhere in the income statement by additional net earned premiums of $14.1 million.

For the twelve months ended December 31, 2005	Total Loss Ratio	KRW & Prior Year Adjustment	Accident Year Loss Ratio Excluding KRW Losses & Prior Year Adjustments
Property reinsurance	140.9%	100.7%	40.2%
Casualty reinsurance	69.7%	(2.3)%	72.0%
Specialty insurance and reinsurance	63.8%	(2.0)%	65.8%
Property and casualty insurance	58.8%	(4.1)%	62.9%
Total	90.1%	31.3%	58.8%

For the twelve months ended December 31, 2004	Total Loss Ratio	2004 Catastrophe & Prior Year Adjustment	Accident Year Loss Ratio Excluding Hurricanes and Windstorms Losses & Prior Year Adjustments
Property reinsurance	55.9%	34.6%	21.3%
Casualty reinsurance	71.4%	0.5%	70.9%
Specialty insurance and reinsurance	40.1%	(13.8)%	53.9%
Property and casualty insurance	55.1%	(4.9)%	60.0%
Total	58.7%	10.9%	47.8%

Prior year adjustments are changes in the reserves for prior year losses and loss adjustment expenses, as described further below. See ‘‘—Reserves for Losses and Loss Adjustment Expenses’’ below.

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2006, 2005 and 2004. We also show the effect of reinsurance which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005	For the twelve months ended December 31, 2004
Policy acquisition expenses	16.1%	14.7%	14.5%
Operating and administrative expenses	8.4%	6.5%	6.3%
Gross expense ratio	24.5%	21.2%	20.8%
Effect of reinsurance	4.8%	5.9%	3.9%
Total net expense ratio	29.3%	27.1%	24.7%

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2006, 2005 and 2004 are shown in the following tables:

	For the twelve months ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
Policy acquisition expense ratio	18.5%	16.2%	16.3%	11.5%	16.1%
Operating and administrative expense ratio	8.1%	8.3%	7.7%	10.1%	8.4%
Gross expense ratio	26.6%	24.5%	24.0%	21.6%	24.5%
Effect of reinsurance	9.2%	0.6%	3.5%	6.1%	4.8%
Total net expense ratio	35.8%	25.1%	27.5%	27.7%	29.3%

	For the twelve months ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
Policy acquisition expense ratio	16.2%	14.4%	14.3%	12.3%	14.7%
Operating and administrative expense ratio	4.1%	8.7%	7.4%	7.8%	6.5%
Gross expense ratio	20.3%	23.1%	21.7%	20.1%	21.2%
Effect of reinsurance	10.8%	0.9%	4.3%	6.2%	5.9%
Total net expense ratio	31.1%	24.0%	26.0%	26.3%	27.1%

	For the twelve months ended December 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Policy acquisition expense ratio	16.5%	15.7%	14.3%	9.3%	14.5%
Operating and administrative expense ratio	6.1%	3.8%	3.1%	10.7%	6.3%
Gross expense ratio	22.6%	19.5%	17.4%	20.0%	20.8%
Effect of reinsurance	7.7%	0.6%	2.2%	3.5%	3.9%
Total net expense ratio	30.3%	20.1%	19.6%	23.5%	24.7%

Net investment income.    Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. The total for 2006 includes $6.9 million from funds of hedge funds in which we made our first investment of $150 million on April 1, 2006. Net investment income increased by 68.5% in 2006 compared to 2005 and by 77.6% in 2005 compared to 2004. The increases have been driven by rising interest rates, fixed income sector allocation changes and asset allocation changes translating into higher book yields and by increases in our total cash and investment balances by 16.7% in 2006 and 46.9% in 2005. The increase in cash and investment balances in 2005 includes approximately $790 million after expenses in respect of the issuance of new ordinary shares and Perpetual PIERS (2004—$249 million in respect of issuance of our senior notes).

During 2006, our fixed income portfolio book yield increased from 4.08% as of December 31, 2005 to 4.52% as of December 31, 2006. In 2006, we continued to review our fixed income portfolio duration, as interest rates rose. However, the shape of the yield curve caused us to hold off extending duration beyond three years. As a result our fixed income portfolio duration remained steady at approximately three years for 2006.

Unrealized gains and losses on derivatives.    The gains and losses result from changes in the estimated fair value of a catastrophe risk transfer swap contract entered into for a three-year period in August 2004. Hurricane Katrina has triggered the contract and we first recognized this at a value of $25 million in the fourth quarter of 2005 resulting, net of other valuation changes, in a gain of $19.4 million being recorded in 2005. The latest estimate of the insured losses arising from Hurricane Katrina published by PCS on December 8, 2006 was $40.679 billion which entitles us to a cumulative recovery of approximately $21 million of which $19.7 million was received during 2006. Based on the record of increasing PCS estimates following previous natural catastrophes in the United States, we expect that future estimates by PCS of this loss will increase and have therefore maintained a residual valuation of $4 million for our Hurricane Katrina recovery. The valuation losses recorded in 2004 and 2006 relate to changes in the non-Hurricane Katrina part of our fair valuation of the overall contract which are determined by the directors, taking into account the passage of time and any material changes in pricing of similar contracts in the market. We determine these valuations taking into account the illiquid nature of the catastrophe risk transfer swap market. See above ‘‘—Critical Accounting Policies—Risk Transfer Swap.’’

Income/(loss) before tax.    In 2006, income before tax was $470.4 million and comprised $295.6 million of underwriting profit, $204.4 million in net investment income, $9.5 million of net exchange gains, $16.9 million of interest payable and $22.2 million of other expenses. In 2005 we incurred losses before tax of $160.4 million. The principal source of the loss in 2005 was underwriting losses of $358.2 million in our property reinsurance segment resulting from the 2005 hurricanes. Our underwriting losses were offset by $121.3 million in respect of net investment income and a $19.4 million net unrealized gain on derivatives. We also incurred losses of $18.2 million from the revaluation or sale of non-functional foreign currencies and $4.4 million from the sale of investments.

Income before tax in 2004 was $263.2 million, which included underwriting income of $204.2 million and net investment income of $68.3 million.

Income tax expense.    Income tax expense increased to $92.3 million in 2006 from $17.4 million in 2005 and $68.1 million in 2004. The tax charge in each year relates to our U.K. operations which remained profitable throughout the period. Our tax rate in 2006 was 19.6% compared to 25.9% in 2004, the most recent previous year in which we reported a profit. Our effective tax rate has decreased since 2004 due to a greater proportion of the Company’s profit being derived from our Bermudian operations.

Net income/(loss).    In 2006, we had net income of $378.1 million, equivalent to diluted earnings per ordinary share of $3.75 based on the weighted average number of shares in issue during the period. In 2005 our net loss of $177.8 million loss was equivalent to a loss per ordinary share of $2.40. This compares to a net income of $195.1 million in 2004, equivalent to $2.74 diluted earnings per ordinary share. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses which cannot be attributed directly to any one segment by net premiums earned. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. Operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross premiums written.

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our four business segments for the twelve months ended December 31, 2006, 2005 and 2004.

	Twelve Months Ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$609.2	$485.5	$511.1	$339.7	$1,945.5
Net premiums written	466.1	474.0	455.3	268.2	1,663.6
Gross premiums earned	662.4	502.7	468.0	367.8	2,000.9
Net premiums earned	491.3	489.9	408.0	287.0	1,676.2
Expenses:
Losses and loss expenses	(209.8)	(285.6)	(206.8)	(187.7)	(889.9)
Policy acquisition, operating and administrative expenses	(176.1)	(123.0)	(112.1)	(79.5)	(490.7)
Underwriting profit	$105.4	$81.3	$89.1	$19.8	$295.6
Net reserves for loss and loss adjustment expenses	$549.5	$961.8	$353.8	$486.6	$2,351.7
Ratios
Loss ratio	42.7%	58.3%	50.7%	65.4%	53.1%
Expense ratio	35.8%	25.1%	27.5%	27.7%	29.3%
Combined ratio	78.5%	83.4%	78.2%	93.1%	82.4%

	Twelve Months Ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$813.2	$526.7	$368.3	$384.3	$2,092.5
Net premiums written	523.4	508.9	317.7	301.6	1,651.6
Gross premiums earned	763.2	488.1	278.8	402.5	1,932.6
Net premiums earned	497.3	470.6	232.9	307.6	1,508.4
Expenses:
Losses and loss expenses	(700.8)	(328.3)	(148.5)	(180.9)	(1,358.5)
Policy acquisition, operating and administrative expenses	(154.7)	(112.8)	(60.6)	(81.0)	(409.1)
Underwriting profit (loss)	$(358.2)	$29.5	$23.8	$45.7	$(259.2)
Net reserves for loss and loss adjustment expenses	$599.8	$674.8	$207.2	$367.1	$1,848.9
Ratios
Loss ratio	140.9%	69.7%	63.8%	58.8%	90.1%
Expense ratio	31.1%	24.0%	26.0%	26.3%	27.1%
Combined ratio	172.0%	93.7%	89.8%	85.1%	117.2%

	Twelve Months Ended December 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$649.3	$446.7	$125.3	$364.9	$1,586.2
Net premiums written	499.9	436.7	109.0	312.0	1,357.6
Gross premiums earned	630.1	363.3	128.0	347.6	1,469.0
Net premiums earned	469.6	353.1	113.6	296.5	1,232.8
Expenses:
Losses and loss expenses	(262.5)	(252.2)	(45.5)	(163.4)	(723.6)
Policy acquisition, operating and administrative expenses	(142.2)	(70.9)	(22.3)	(69.6)	(305.0)
Underwriting profit	$64.9	$30.0	$45.8	$63.5	$204.2
Net reserves for loss and loss adjustment expenses	$222.9	$373.2	$157.9	$326.2	$1,080.2
Ratios
Loss ratio	55.9%	71.4%	40.1%	55.1%	58.7%
Expense ratio	30.3%	20.1%	19.6%	23.5%	24.7%
Combined ratio	86.2%	91.5%	59.7%	78.6%	83.4%

Property Reinsurance

In 2006, we wrote property reinsurance on both a treaty and facultative basis. The property treaty reinsurance we write includes catastrophe, including, until the end of 2005, a small retrocession account, risk excess and pro rata. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Property Reinsurance.’’

Gross premiums written.    Gross premiums written in this segment decreased by 25.1% compared to 2005. The table below shows our gross premiums written for each line of business for each of 2006, 2005 and 2004, and the percentage increase/decrease in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
	($ in millions)	% increase/(decrease)	($ in millions)	% increase/(decrease)	($ in millions)
Treaty Catastrophe	$315.0	(15.6)%	$373.3	38.9%	$268.7
Treaty Risk Excess	157.6	(40.3)%	263.8	8.0%	244.3
Treaty Pro Rata	119.1	(29.2)%	168.1	29.4%	129.9
Property Facultative	17.5	118.8%	8.0	25.0%	6.4
Total	$609.2	(25.1)%	$813.2	25.2%	$649.3

The reduction in gross written premiums in the property reinsurance segment in 2006 was due to the change in our approach to catastrophe risk management which resulted in the planned non-renewal of, or reduced participation in, certain catastrophe exposed contracts, particularly in the risk excess and proportional lines of business. There was also a reduction in loss related reinstatement premiums between 2005 and 2006 of $59.6 million. In 2004 reinstatement premiums and other similar revenues of $14.7 million were recognized.

The risk excess and proportional treaty accounts included $103.3 million of premium from Aspen Re America in 2006 with $74.6 million in 2005 and $47.1 million in 2004. This business is generally less exposed to catastrophe risk than the risk excess and proportional treaties written by Aspen Re and Aspen Bermuda.

Reinsurance ceded.    Reinsurance costs in 2006 decreased by $146.7 million compared to 2005 primarily as a result of the $116.5 million of additional ceded premiums to reinstate reinsurance protections following the 2005 hurricanes (2004—$104.4 million). There was also less spent in 2006 on lower level retrocessional contracts that respond to a second or subsequent loss in the same year because the market for this type of cover became prohibitively expensive following the multiple storm losses of 2004 and 2005.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses includes the following losses:

		Property Reinsurance Losses
For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
($ in millions)
Deterioration on 2005 windstorm losses	$35.6	Hurricane Katrina	$427.5	2004 Windstorms and Typhoon Songda	$179.7
		Hurricane Rita	$43.5
		Hurricane Wilma	$15.8
		Refinery fire	$16.8
		Print works fire	$11.5

There were no material property reinsurance losses reported in 2006 year and therefore the most significant loss reported in the year has been the deterioration in the 2005 hurricane loss estimates in the period. The balance of losses, excluding the losses described above, was $174.2 million in 2006 (2005—$185.7 million, 2004—$82.8 million) representing 35.5% of net premiums earned (2005— 37.3%, 2004—17.6%). In 2006, we also recorded a $5.3 million reserve strengthening in addition to that required for the 2005 windstorm losses. This represented 1% of net earned premiums. Similarly, in 2005 additions to reserves of $13.9 million represented 2.8% of net earned premiums whereas in 2004, we recognized a $17.1 million reserve release (3.6% of net earned premiums). In 2004, we benefited from a very low level of reported losses, whereas in 2005 and 2006, we experienced a higher than expected level of attritional losses mainly from lower layers of risk excess programs which have now been discontinued.

As a result of the 2005 hurricanes, our loss ratio in this segment for the 2005 year was 140.9% as net premiums earned in the year were substantially less than the losses incurred. Losses and loss adjustment expenses for 2005 are stated after deduction of $605.0 million in reinsurance recoveries received or receivable (2004—$104.4 million). Any failure to collect these amounts as a result of the inability of our reinsures to pay or as a result of disputes which are not resolved in our favor could result in charges in future years. See Part I, Item 1, ‘‘Business—Underwriting, Risk Management and Reinsurance.’’

Policy acquisition, operating and administrative expenses.    Total expenses in 2006 increased by 13.8% to $176.1 million, equivalent to 26.6% of gross earned premiums. The increase from $154.7 million or 20.3% of gross premiums earned in 2005 reflected changes in business mix increasing average commissions. It also reflected the decision in 2006 to increase the proportion of administrative expenses allocated to the property reinsurance segment to better reflect the costs of actuarial and risk management support to this segment and in response to cost pressures in Bermuda caused by competition for skilled staff.

Total expenses in 2005 increased by 8.8% over 2004, mainly as a result of additional acquisition costs on the increased level of business written. Expenses as a percentage of gross premiums earned were 20.3% in 2005 and 22.6% in 2004. The decrease in the 2005 percentage of expenses to gross premiums earned compared to 2004 is attributable to two principal factors: (1) in 2005, gross premiums earned increased by $69.3 million due to reinstatement premiums, which typically do not incur commission charges; and (2) as other business lines developed, a greater amount of central administrative expenses was allocated to the other segments.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers’ liability, professional indemnity and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. The casualty facultative business covers United States umbrella, workers’ compensation and general liability business. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Casualty Reinsurance.’’

Gross premiums written.    Gross premiums written decreased by 7.8% in 2006 compared to 2005. The table below shows our gross premiums written for each line of business for each of 2006, 2005 and 2004, and the percentage change in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
U.S. Treaty	$291.1	(4.5)%	$304.8	37.0%	$222.5
Non-U.S. Treaty	160.2	(18.3)%	196.1	8.1%	181.4
Casualty Facultative	34.2	32.6%	25.8	(39.7)%	42.8
Total	$485.5	(7.8)%	$526.7	17.9%	$446.7

The reduction in U.S. treaty business in 2006 was due to the $3.0 million reduction in premiums written by our structured risk team (2006—$52.4 million; 2005—$55.4 million) and a slight reduction in premiums written by our U.K.-based U.S. Casualty team. The reduction in premium for the non-U.S. treaty business line was due to a slight reduction in premium rates in 2006 and the loss of a small number of large contracts. The increase in U.S. Casualty business in 2005 was mainly due to the impact of the new structured business and also a decision to expand this business line.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses decreased by $42.7 million between 2006 and 2005 due to the recognition of $60.3 million of prior year reserve releases, an increase of $46.4 million over the $13.9 million released in 2005. Our losses and loss adjustment expenses increased in 2005 by $76.1 million from $252.2 million in 2004, which was as a result of the expansion in premiums written and in line with the increase in the gross premiums earned between 2004 and 2005.

Policy acquisition, operating and administrative expenses.    Policy acquisition expenses increased by 1.7 percentage points between 2006 and 2005 due to the recognition of profit commission and no claims bonuses on certain contracts, the impact of higher average commission rates for non-U.S. treaty business and the greater proportion of structured business which attracts higher commission rates than the balance of the book. The operating expense ratio has fallen by 0.6 percentage points in 2006 compared to 2005 due to the impact of a reduction in reinsurance costs and a slight reduction in allocated indirect costs.

The expense ratio for 2005 was approximately 3.9 percentage points higher than in 2004 because U.S. treaty which incurs higher commission rates than other lines of business made up a greater proportion of the business written. In addition, a greater proportion of central administrative costs were allocated to this segment in 2005 compared to 2004 commensurate with the proportional increase of the business written by this segment.

Specialty Insurance and Reinsurance

Our specialty insurance lines include marine, liability, energy and aviation insurance written by Aspen Re. Our specialty reinsurance lines of business include aviation, marine and other tailored reinsurance. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Specialty Insurance and Reinsurance.’’

The following table summarizes gross and net premiums written and earned, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the twelve months ended December 31, 2006, 2005 and 2004:

	Twelve Months Ended December 31, 2006			Twelve Months Ended December 31, 2005			Twelve Months Ended December 31, 2004
	Specialty Insurance	Specialty Reinsurance	Total	Specialty Insurance	Specialty Reinsurance	Total	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross premiums written	$420.5	$90.6	$511.1	$265.2	$103.1	$368.3	$43.6	$81.7	$125.3
Net premiums written	366.9	88.4	455.3	221.0	96.7	317.7	36.5	72.5	109.0
Gross premiums earned	381.8	86.2	468.0	167.1	111.7	278.8	10.8	117.2	128.0
Net premiums earned	324.4	83.6	408.0	132.1	100.8	232.9	9.0	104.6	113.6
Losses and loss adjustment expenses	(186.2)	(20.6)	(206.8)	(100.5)	(48.0)	(148.5)	(7.1)	(38.4)	(45.5)
Policy acquisition, operating and administration expenses	(91.6)	(20.5)	(112.1)	(37.7)	(22.9)	(60.6)	(2.3)	(20.0)	(22.3)
Underwriting profit (loss)	$46.6	$42.5	$89.1	$(6.1)	$29.9	$23.8	$(0.4)	$46.2	$45.8
Ratios
Loss ratio	57.4%	24.7%	50.7%	76.1%	47.6%	63.8%	78.9%	36.7%	40.1%
Expense ratio	28.2%	24.5%	27.5%	28.5%	22.7%	26.0%	25.5%	19.1%	19.6%
Combined ratio	85.6%	49.2%	78.2%	104.6%	70.3%	89.8%	104.4%	55.8%	59.7%

Gross premiums written.    Gross premiums written increased significantly in 2006 by 38.8% in the period. The table below shows our gross premiums written for each line of business for each of 2006, 2005 and 2004, and the percentage change in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase	($ in millions)
Marine, Energy and Specialty Liability Insurance	$145.0	18.5%	$122.4	200.0%	$40.8
Marine Hull and Energy Property Insurance	154.3	70.7%	90.4	3,128.6%	2.8
Aviation Insurance	121.2	131.3%	52.4	—	—
Specialty Reinsurance	90.6	(12.1)%	103.1	26.2%	81.7
Total	$511.1	38.8%	$368.3	193.9%	$125.3

The increase in gross written premiums in 2006 was due to the contribution from new aviation business and the significant price increases in energy offshore risks particularly in the Gulf of Mexico. Specialty insurance increased by $221.6 million in 2005 compared to 2004 because business in these lines was written for the first time in the fourth quarter of 2004 following the recruitment of new teams of specialist underwriters.

Losses and loss adjustment expenses.    The 2006 year has suffered from a greater than anticipated frequency of aviation and marine hull losses which were offset to some degree by the favorable experience of the liability, energy and specialty reinsurance lines. Large losses in this segment are set out below:

		Specialty Insurance and Reinsurance Losses
For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
($ in millions)
Brazilian plane crash	$7.5	2005 Hurricanes	$22.8	2004 Windstorms	$2.4
Hangar fire	$7.4	U.K. Refinery fire	$18.8
Vessel grounding in South Africa	$5.6	Three aviation losses	$16.2
Vessel sinking in Canada	$4.7

This segment has also suffered in 2006 from $19.0 million of deterioration on 2005 hurricane losses which reduced significantly the impact of a $28.4 million favorable development on the balance of the account.

Losses and loss adjustment expenses increased by $103.0 million in 2005 compared to 2004. The increase in loss expenses was attributable to the growth of the specialty insurance lines in this segment as well as the losses shown in the table above.

The loss ratio for 2005 increased substantially compared to 2004, as a result of the 2005 hurricane losses and marine and aviation insurance business being reserved at a generally higher rate than our specialty reinsurance lines. However, 2005 also benefited from a release of $27.4 million from prior year reserves as discussed below under ‘‘—Reserves for Losses and Loss Adjustment Expenses—Prior Year Loss Reserves.’’

Policy acquisition, operating and administrative expenses.    The expense ratio increased in 2006 by 1.5 percentage points due to changes in business mix and an increase in profit commission accruals for specialty reinsurance, partly offset by a reduction in reinsurance ceded. Total expenses increased by $38.3 million or 171.7% in 2005, mostly attributable to the first full year of underwriting by our specialty insurance lines.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is primarily composed of U.K. commercial property insurance and U.S. excess and surplus lines property business written through Aspen Specialty. Our commercial liability line of business consists of employers’ and public liability insurance in the U.K. and casualty insurance in the U.S. written on a surplus lines basis. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—Property and Casualty Insurance.’’

The following table summarizes gross and net written premiums and earned, underwriting results and combined ratios for each of the lines of business within our insurance segment for the twelve months ended December 31, 2006, 2005 and 2004:

	Twelve Months Ended December 31, 2006			Twelve Months Ended December 31, 2005			Twelve Months Ended December 31, 2004
	Property Insurance	Casualty Insurance	Total	Property Insurance	Casualty Insurance	Total	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums written	$133.3	$206.4	$339.7	$138.3	$246.0	$384.3	$122.1	$242.8	$364.9
Net premiums written	80.5	187.7	268.2	79.5	222.1	301.6	93.0	219.0	312.0
Gross premiums earned	141.3	226.5	367.8	127.4	275.1	402.5	98.0	249.6	347.6
Net premiums earned	82.6	204.4	287.0	71.2	236.4	307.6	73.8	222.7	296.5
Losses and loss adjustment expenses	(71.0)	(116.7)	(187.7)	(40.8)	(140.1)	(180.9)	(38.5)	(124.9)	(163.4)
Policy acquisition, operating and administration expenses	(34.6)	(44.9)	(79.5)	(25.7)	(55.3)	(81.0)	(22.1)	(47.5)	(69.6)
Underwriting profit (loss)	$(23.0)	$42.8	$19.8	$4.7	$41.0	$45.7	$13.2	$50.3	$63.5
Ratios
Loss ratio	85.9%	57.1%	65.4%	57.3%	59.3%	58.8%	52.2%	56.1%	55.1%
Expense ratio	41.9%	22.0%	27.7%	36.1%	23.4%	26.3%	29.9%	21.3%	23.5%
Combined ratio	127.8%	79.1%	93.1%	93.4%	82.7%	85.1%	82.1%	77.4%	78.6%

Gross premiums written.    Gross written premiums decreased by 11.6% compared to 2005 due to greater competition in the U.K. where we have declined a number of risks to maintain pricing integrity and the quality of our account. Gross premiums written in this segment increased by 5.3% in 2005 compared to 2004. The table below shows our gross premiums written for each line of business for each of 2006, 2005 and 2004, and the percentage change in gross premiums written for each line:

	Gross Premiums Written
Lines of Business	For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
U.K. Commercial Property	$50.7	(16.9)%	$61.0	(12.9)%	$70.0
U.S. Commercial Property	71.9	7.3%	67.0	65.8%	40.4
Worldwide Property	10.7	3.9%	10.3	(12.0)%	11.7
U.K. Commercial Liability	124.8	(27.1)%	171.2	(19.4)%	212.4
U.S. Commercial Liability	81.6	9.1%	74.8	146.1%	30.4
Total	$339.7	(11.6)%	$384.3	5.3%	$364.9

Although the premiums written under the heading ‘worldwide property’ are at similar levels in 2006 and 2005 there has been a significant change in this account. In 2005 and previously, it included significant amounts of U.S. direct and facultative business, which we ceased to underwrite at the end of 2005, whereas in 2006, following the appointment of a new team, it comprises international facultative property business with incidental U.S. exposure.

In 2005, we increased our U.S. surplus lines in both property (2005—$67.0 million; 2004— $40.4 million) and casualty (2005—$74.8 million; 2004—$30.3 million). We wrote less U.K. liability business than in 2004 as rates had dropped.

Losses and loss adjustment expenses.

Property.    The loss ratio for property insurance increased from 57.3% in 2005 to 85.9% in 2006. This was due in part to two factory fires in Europe ($14.4 million or 17.4% of net earned premiums), but the main cause was a disappointing result in our U.S. property surplus lines business which suffered from an unexpected frequency of large fire losses which cost $19.6 million, representing 23.7% of net earned premiums. Although 2005 was affected by $13.7 million of hurricane losses there were no other material property insurance claims in the year. The losses in 2004 included U.S hurricanes and a major U.K. factory fire.

Significant property insurance losses are summarized in the following table:

Property Insurance Losses
For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005		For the twelve months ended December 31, 2004
($ in millions)
32 U.S. commercial property fire losses	$19.6	2005 Hurricanes	$13.7	U.K. factory fire	$14.4
U.K. pet food factory fire	$11.7			2004 Windstorms	$13.0
Coatings factory fire	$2.7

Casualty. The loss ratio for casualty has held steady between 2006 and 2005 on lower volumes. The loss ratio for 2006 was improved by approximately 14.0% from prior year reserve releases (2005—7.0%; 2004—6.1%). Prior year reserve releases in the period were largely due to better than expected development of incurred claims, as further described below under ‘‘—Reserves for Losses and Loss Adjustment Expenses— Prior Year Loss Reserves.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $79.5 million for 2006, equivalent to 27.7% of net earned premiums. The reduction in the acquisition ratio was the result of profit commission being recognized by the U.K. liability account following the commutation of proportional reinsurance contracts with Montpelier Re covering the years 2003, 2004 and 2005. The increase in expense ratio was due to the premium growth in the U.S. property business which attracted a higher operating and administrative charge to the segment whereas reductions in U.K. business written have not resulted in reductions in administrative costs.

Total expenses in 2005 increased by 16.4% compared to 2004, largely as a result of increases in gross premiums earned in this segment. The expense ratio increased slightly in 2005 by 2.8 percentage points. The rate of increase in expenses was consistent with the rate of increase in gross premiums earned which was 15.8% in 2005.

Reserves for Losses and Loss Adjustment Expenses

Provision is made at the end of each year for the estimated cost of claims incurred but not settled at the balance sheet date, including the cost of IBNR claims. The estimated cost of claims includes expenses to be incurred in settling claims and a deduction for the expected value of salvage and other recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve. As required under U.S. GAAP, no provision is made for our exposure to natural or man-made catastrophes other than for events occurring before the balance sheet date.

Reserves by segment.    The following presents our loss reserves by business segment as at December 31, 2006 and 2005:

	As at December 31, 2006			As at December 31, 2005
		Reinsurance Recoverable			Reinsurance Recoverable
	Gross		Net	Gross		Net
	($ in millions)
Property Reinsurance	$709.2	$(159.7)	$549.5	$1,266.7	$(666.9)	$599.8
Casualty Reinsurance	970.9	(9.1)	961.8	683.4	(8.6)	674.8
Specialty Insurance and Reinsurance	570.1	(216.3)	353.8	526.5	(319.3)	207.2
Property and Casualty Insurance	569.8	(83.2)	486.6	565.0	(197.9)	367.1
Total Losses and loss expense reserve	$2,820.0	$(468.3)	$2,351.7	$3,041.6	$(1,192.7)	$1,848.9

The gross reserves may be further analyzed between outstanding or reported claims and IBNR as at December 31, 2006 and 2005, as follows:

	As at December 31, 2006
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Property Reinsurance	$536.9	$172.3	$709.2	24.3%
Casualty Reinsurance	207.2	763.7	970.9	78.7%
Specialty Insurance and Reinsurance	348.8	221.3	570.1	38.8%
Property and Casualty Insurance	353.4	216.4	569.8	38.0%
Total Losses and loss expense reserves	$1,446.3	$1,373.7	$2,820.0	48.7%

	As at December 31, 2005
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Property Reinsurance	$791.0	$475.7	$1,266.7	37.6%
Casualty Reinsurance	122.0	561.4	683.4	82,1%
Specialty Insurance and Reinsurance	227.7	298.8	526.5	56.7%
Property and Casualty Insurance	325.0	240.0	565.0	42.5%
Total Losses and loss expense reserves	$1,465.7	$1,575.9	$3,041.6	51.8%

The reduction in the level of gross reserves between 2005 and 2006 is attributable to the payment during the year of hurricane losses recorded as outstandings and IBNR at December 31, 2005 and the absence in 2006 of any corresponding large major catastrophe loss.

The impact from the payment of 2005 hurricane losses is most significant in the property reinsurance segment where gross outstandings were reduced by $254.1 million. Gross IBNR for the property reinsurance segment has also reduced significantly in the year as losses which have been anticipated within IBNR crystallize and are formally reported as outstanding claims. Reserves for the casualty reinsurance segment have continued to increase reflecting the long-tail nature of the segment. Specialty insurance and reinsurance reserves have increased as the class expands and reserves have moved from IBNR to outstandings due to the formal reporting of hurricane losses in the marine energy and liability accounts. Property and casualty insurance reserves remain stable reflecting the maturity of the class. The movement between IBNR and outstanding reserves in the segment was due to the recognition of hurricane losses and the recording of large commercial property losses in the U.K. and U.S. property accounts.

Prior year loss reserves.    In the twelve months ended December 31, 2006, 2005 and 2004, there was a reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
		($ in millions)
Property Reinsurance	$(40.9)	$(13.9)	$17.1
Casualty Reinsurance	60.3	10.9	(0.6)
Specialty Insurance and Reinsurance	9.4	27.4	18.1
Property and Casualty Insurance	22.5	26.2	27.4
Total reduction in prior year loss reserves	$51.3	$50.6	$62.0

For the twelve months ended December 31, 2006.    The analysis of the development by each segment is as follows:

Property Reinsurance.    Property reinsurance deteriorated by $40.9 million in 2006 of which $35.6 million is attributable to Hurricanes Katrina, Rita and Wilma and $0.6 million to the 2004 hurricanes. The methodology we use to determine the hurricane ultimates is to review each cedent’s position with respect to its reported claims and establish an expected IBNR utilizing information from that client. At year-end we held a total IBNR for Hurricane Katrina for property reinsurance of $41.5 million. In setting our loss estimates for Hurricane Katrina, we have taken account of evolving litigation relating to coverage issues and included additional provisions where appropriate. Because of this ongoing litigation, there remains significant uncertainty as to our ultimate costs of Hurricane Katrina.

Casualty Reinsurance.    The lines contributing to the casualty reinsurance reserves release of $60.3 million, are $27.8 million attributed to international casualty and $28.6 million to U.S. casualty. Claims in these lines may take several years to emerge. Nonetheless, the experience to date compared with our starting loss ratios and expected patterns have been better than expected.

Specialty Insurance and Reinsurance.    The specialty insurance and reinsurance reserves release is $9.4 million. This is spread across several lines of which the largest contributors are aviation reinsurance ($4.1 million) and the run-off of quota shares written in 2002 and 2003 ($6.4 million) followed by marine hull insurance ($2.4 million), aviation insurance ($1.8 million) and contingency reinsurance ($1.2 million). We have had increases in Hurricane Katrina in the specialty accounts of $19.0 million partially offset by favorable experience on the balance of the affected classes.

Property and Casualty Insurance.    The property and casualty insurance reserves release is $22.5 million. Employers’ and public liability written in the U.K. had a reserves release of $28.7 million with U.S. surplus lines casualty business contributing a further $3.6 million. These are also long-tail classes where claims can take several years to emerge, particularly latent diseases (which are monitored and reserved for separately). Experience has been better than expected leading to the observed reserves release in 2006. Offsetting these releases is a deterioration of $11.4 million in the 2005 hurricane reserves of which $10.1 million is attributable to Hurricane Katrina for the discontinued worldwide property account from late advised claims exceeding IBNR.

For the twelve months ended December 31, 2005.    The analysis of the development by each segment is as follows:

Property Reinsurance.    The net reserves of the property reinsurance segment as at December 31, 2004 were $222.9 million which included specific case reserves in relation to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda. Further claims information received in relation to Hurricane Ivan and Typhoon Songda windstorms gave rise to a $7.8 million increase in reserves in the period. In addition, further claims notifications in respect of certain treaty risk excess contracts received during the twelve months to December 31, 2005 highlighted deterioration in claims development resulting in a strengthening in claims reserves of $6.1 million.

Casualty Reinsurance.    As at December 31, 2004 the casualty reinsurance segment held net claims reserves of $373.2 million. Favorable trends in claims development in the non-U.S. casualty and U.S. casualty lines have seen claims develop at a slower than expected rate, and led to a release of prior year net reserves of $10.9 million. Most of the release in respect of the U.S. casualty lines relates to workers’ compensation catastrophe excess of loss contracts which have a short reporting period.

Specialty Insurance and Reinsurance.    As at December 31, 2004 the specialty segment held net claims reserves of $157.9 million, partly derived through the Wellington quota share arrangements. These have developed better than anticipated resulting in a release of $7.2 million. A better than expected development from the 2004 windstorms saw a favorable development of $1.3 million, while a significantly lower than anticipated development of IBNR claims, particularly in the specialty reinsurance lines led to a favorable development of $18.9 million.

Property and Casualty Insurance.    The net reserves of the insurance segment as at December 31, 2004 were $ 326.2 million. Development in the shorter-tail property insurance lines has seen a lower claim development than had been expected and the liability insurance class has to date seen a lower level of incurred claims than projected giving rise to a release in net reserves of $26.2 million across these two classes.

For the twelve months ended December 31, 2004.    The analysis of the favorable development by each segment is as follows:

Property Reinsurance.    The net reserves of the property reinsurance segment as at December 31, 2003 were $95.3 million, which included specific case reserves in relation to brush fires in the United States, Hurricanes Fabian and Isabel and a Phillips factory loss in Normandy, France. Further claims information received during the twelve months ended December 31, 2004 highlighted a lower severity of these reported claims than was originally anticipated and gave rise to a $17.1 million reduction in reserves in the period.

Casualty Reinsurance.    The net reserves of the casualty reinsurance segment as at December 31, 2003 were $125.6 million. We do not receive notice of most of the claims in this segment until a considerable time has passed, however incurred claims development in the twelve months ended December 31, 2004 resulted in a small increase in the projected loss ratio for this class of business giving rise to a strengthening of reserves of $0.6 million.

Specialty Insurance and Reinsurance.    The net reserves of the specialty segment as at December 31, 2003 were $94.0 million, largely derived through the Wellington quota share arrangements. Premium and claims information received from the cedent during the twelve months ended December 31, 2004 enabled the Company to refine its accident year assessment. Further information received concerning the development of reserves acquired on the acquisition of City Fire (now renamed Aspen Re) has also contributed to the overall release in reserves of $18.1 million.

Property and Casualty Insurance.    The net reserves of the commercial property line of business as at December 31, 2003 were $40.5 million. Better than expected development in incurred claims during 2004 and the short-tail nature of this class of business has enabled us to refine our accident year assessment. This has given rise to a release in net reserves of $13.8 million. The net reserves of the commercial liability line of business as at December 31, 2003, were $126.8 million. During 2004, development of incurred claims has been slower than previously expected resulting in a reduction in the projected loss ratio suggested by the actuarial projection at December 31, 2004. This has resulted in a release in net reserves of $13.6 million in the period.

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

Capital Management

During 2006 we began a new phase of capital management which is intended to better manage both the total amount and funding of the capital deployed in our business. While total capital increased during the year the proportion funded by our ordinary shareholders has decreased from 81% to 75%. This was achieved through a repurchase of shares using the proceeds of the issuance of a new class of preference shares.

The following table shows our capital structure at December 31, 2006 compared to December 31, 2005.

	As at December 31, 2006		As at December 31, 2005
	($ in millions, except for percentages)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$1,970.1	75%	$1,846.0	81%
Preference shares (liquidation preference)	419.2	16%	193.8	8%
Long-term debt	249.4	9%	249.3	11%
Total capital	$2,638.7	100%	$2,289.1	100%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2006, this ratio was 9.4%, (2005—10.9%, 2004—14.4%).

Our Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 25.3% as of December 31, 2006 (2005—19.4% 2004—14.4%).

The principal capital management transactions during 2006 were as follows.

Issuance of preference shares.    On November 15, 2006, we issued 8,000,000 7.401% Perpetual Non-Cumulative Preference Shares, par value 0.15144558¢ each, with liquidation preference of $25 per share (previously defined as the Perpetual Preference Shares) for an aggregate amount of $200 million. On November 15, 2006, in connection with the issuance of the Perpetual Preference

Shares, the Company entered into a Replacement Capital Covenant (the ‘‘Replacement Capital Covenant’’) with respect to the Perpetual Preference Shares initially for the benefit of persons that hold the Company’s senior notes, that the Company will not redeem or repurchase the Perpetual Preference Shares on or before November 15, 2046, unless, during the six months prior to the date of that redemption or repurchase, the Company receives a specified amount of proceeds from the sale of ordinary shares, Perpetual Preference Shares and certain other securities that have characteristics that are the same as, or more equity-like than, the applicable characteristics of the Perpetual Preference Shares at the time of that redemption or repurchase. The Replacement Capital Covenant provides a greater equity treatment of the Perpetual Preference Shares by Moody’s.

Repurchases of ordinary shares.    On December 1, 2006, the Company entered into an agreement with two of its founding shareholders, The Blackstone Group and CSFB Private Equity and their respective affiliates, to repurchase a total of 5,899,770 ordinary shares at a price per share of $26.50 which represented a discount of 1.67% to the closing price of the Company’s shares on November 30, 2006 of $26.95. The total purchase price was $156.3 million. The purchase price was funded with the proceeds of the sale of the Company’s Perpetual Preference Shares, which closed on November 15, 2006. The ordinary shares were repurchased and retired on December 6, 2006.

On December 21, 2006, the Company entered into a Master Confirmation agreement with Goldman, Sachs & Co. (‘‘Goldman Sachs’’) pursuant to which the Company agreed to repurchase $44 million of its ordinary shares from Goldman Sachs in a private transaction in connection with an accelerated stock buyback (‘‘ASB’’) program. The Master Confirmation contains the principal terms and provisions governing the ASB between the Company and Goldman Sachs. The shares were repurchased for an upfront payment of $44 million, subject to collar provisions that establish the minimum and maximum numbers of shares to be repurchased by the Company. In connection with the ASB, Gldman Sachs is expected to purchase the amount of shares required to be delivered to the Company under the terms of the Master Confirmation in the open-market over time. The Company received and cancelled 1,565,751 (the minimum number of shares) from Goldman Sachs on January 22, 2007, based on the Rule 10b-18 volume weighted average price of shares traded during an initial hedging period increased by a pre-agreed percentage to establish the cap or maximum price per share payable under the program. The program is expected to terminate at a date to be selected by Goldman Sachs between one month and three months after the completion of the hedging period which ended on January 17, 2007. At the end of the program, the Company may receive additional shares, if applicable, based on the Rule 10b-18 volume weighted average price of shares traded during the period between January 17, 2007 and the termination date less a discount per share of 18 cents. The maximum additional number of shares that may be received is 143,793. The repurchased shares will be cancelled and retired and the result will be that the average repurchase price will fall between $25.74 and $28.10 per share for a total fixed consideration of $44 million.

The two share repurchase transactions represented a total cumulative repurchase amount of approximately $200 million, being part of the $300 million share repurchase program authorized by the Company’s board of directors as announced on November 8, 2006. The cumulative share repurchase of approximately $200 million was funded materially with the proceeds of the sale of the Company’s Perpetual Preference Shares.

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,389.3 million at December 31, 2006 ($2,039.8 million at December 31, 2005). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

Under a shelf registration statement filed on October 24, 2005 we have the facility to issue and sell up to approximately $400 million of securities subject to the issuance of one or more supplementary prospectuses and market conditions.

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand by basis.

Holding company. We monitor the ability of Aspen Holdings to service debt, to finance dividend payments to ordinary and preference shareholders and to provide financial support to the Insurance Subsidiaries.

As at December 31, 2006 and 2005, Aspen Holdings held $46.0 million and $203.7 million, respectively, in cash and cash equivalents which management considers sufficient to provide us liquidity at such time. Of the funds held at December 31, 2005 $150.0 million was subsequently applied to provide additional capital funding to Aspen Re. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In 2006, Aspen U.K. Holdings paid us a dividend of $35 million (2005 - $17.0 million). No other dividends were paid to us in 2006 or 2005. We also received interest of $26 million (2005 - $26.0 million) from Aspen U.K. Holdings in respect of an intercompany loan.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see ‘‘Business—Regulatory Matters’’ in Part I, Item 1 in this report.

There were no significant restrictions on the ability of Aspen Re and Aspen Bermuda to pay us dividends funded from their respective accumulated balances of retained income as at December 31, 2006.

In addition to its dividend capacity as at December 31, 2006, Aspen Bermuda could also make capital repayments to Aspen Holdings in excess of $140 million without prior approval from the Bermuda Monetary Authority. Aspen Re has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings. Even though not strictly required, Aspen Re would typically seek FSA approval prior to making such capital repayment.

For a more detailed discussion of our Insurance Subsidiaries’ ability to pay dividends, see note 12 of our financial statements.

Insurance subsidiaries. As of December 31, 2006, the Insurance Subsidiaries held approximately $1,144.5 million (2005 - $1,181.0 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2006 and for the foreseeable future.

On an ongoing basis, our Insurance Subsidiaries’ sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.

Cash is used primarily to pay reinsurance premiums, losses and loss adjustment expenses, brokerage commissions, general and administrative expenses, taxes, interest and dividends and to purchase new investments.

The potential for individual large claims and for accumulations of claims from single events means that substantial and unpredictable payments may need to be made within relatively short periods of time.

We manage these risks by making regular forecasts of the timing and amount of expected cash outflows and ensuring that we maintain sufficient balances in cash and short-term investments to meet these estimates. Notwithstanding this policy, if our cash flow forecast is incorrect, we could be forced to liquidate investments prior to maturity, potentially at a significant loss.

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to U.S policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2006 and 2005:

	As at December 31, 2006	As at December 31, 2005
	($ in millions)
Assets held in multi-beneficiary trusts	$1,280.1	$1,143.3
Assets held in single beneficiary trusts	51.4	48.3
Letters of credit issued under our revolving credit facilities (1)	231.7	309.4
Secured letters of credit (2)	233.6	211.6
Total	$1,796.8	$1,712.6
Total as % of cash and invested assets	34.7%	38.6%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of December 31, 2006, the Company had funds on deposit of $171.2 million and £50.2 million (December 31, 2005—$121.3 million and £65.1 million) as collateral for the secured letters of credit.

U.S. reinsurance trust fund.    For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen Re’s U.S. reinsurance liabilities, which were $811.3 million at December 31, 2006 and $954.9 million at December 31, 2005. At December 31, 2006 the total value of assets held in the trust was $1,101.7 million (2005—$1,041.9 million).

U.S. surplus lines trust fund.    Aspen Re has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2006 was $70.6 million (2005—$8.1 million).

U.S. regulatory deposits.    As at December 31, 2006 Aspen Specialty had a total of $6.8 million (2005—$7.4 million) on deposit with U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.    Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2006 the balance held in trust was Can$117.7 million (2005—Can$55 million).

Consolidated cash flows for the twelve months ended December 31, 2006.    Total net cash flow from operating activities in 2006 was $715.0 million, a reduction of $74.1 million from 2005. For the twelve months ended December 31, 2006, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $469.7 million in 2006 and made net investments in the amount of $934.5 million in market securities during the period. We paid ordinary and preference share dividends of $71.8 million, and raised $225.4 million from our preference share offerings, $200.8 million of which was used to repurchase ordinary shares. At December 31, 2006, we had a cash balance of $495.0 million.

Consolidated cash flows for the twelve months ended December 31, 2005.    Our total net cash flow from operating activities in 2005 was $789.1 million, a reduction of 17.9% from 2004. This decrease was mainly due to claims paid of $551.9 million (an increase of 235% over 2004) in the period which were mostly in relation to the 2004 and 2005 hurricanes. In 2005, we paid dividends on our ordinary shares totaling $45.5 million and raised approximately $790 million after expenses from our issuance of 25,884,891 ordinary shares and 4,000,000 Perpetual PIERS. As at December 31, 2005, we had a consolidated cash balance of $748.3 million, which we consider to be sufficient to meet our current operating requirements.

Consolidated cash flows for the twelve months ended December 31, 2004.    Total net cash flow from operating activities in 2004 was approximately $961.3 million, an increase of $324.7 million from 2003. For the twelve months ended December 31, 2004, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $164.6 million in 2004 and made net investments in the amount of $1,104.3 million in market securities during the period. We paid dividends of $8.3 million, and raised $249.3 million from our senior notes offering. At December 31, 2004, we had a cash balance of $284.9 million.

Credit Facility.    On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005 (the ‘‘credit facilities’’) by and among the Company, certain of our direct and indirect subsidiaries (collectively, the ‘‘Borrowers’’) the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents and The Bank of New York, as collateral agent. On September 1, 2006 the aggregate limit available under the credit facility was increased to $450 million. The credit facilities replace our $150 million three-year credit agreement dated August 26, 2003, which would have expired on August 29, 2006, and our $50 million 364-day credit agreement, dated as of August 26, 2003, both of which were terminated as of August 2, 2005.

The facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit. The facility will expire on August 2, 2010. As of December 31, 2006, no borrowings were outstanding under the credit facilities, though we had $76.0 million and $231.7 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P financial strength rating of A−; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2006:

	Payments due by period
	($ in million)
Contractual Basis	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$80.5	$3.2	$15.5	$15.0	$46.8
Long-Term Debt Obligations (1)	250.0	—	—	—	250.0
Reserves for Losses and loss adjustment expenses (2)	2,820.0	1,149.8	858.0	419.9	392.3

(1)	The long term debt obligations disclosed above does not include the $15 million annual interest payable on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘—Critical Accounting Policies—Reserves for Losses and Loss Expenses.’’

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

On April 1, 2005, Aspen Re signed an agreement for underleases for office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. We will begin paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms.

In 2006, we moved offices in Boston and entered into a new lease for office space totalling approximately 28,715 square feet covering two floors of the Federal Reserve Bank Building in Boston, Massachusetts. The commencement date of the lease was September 1, 2006. The lease term is for ten years, with the annual rent for the first five years being approximately $1.0 million and for the remainder of the term being approximately $1.1 million.

In addition, we lease office space in Marlton, New Jersey and Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations. We also lease office space in Paris, France. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

For a discussion of derivative instruments we have entered into, please see note 7 to our audited financial statements for the twelve months ended December 31, 2006 included elsewhere in this report.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.

Interest rate risk.    Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity taking into account the anticipated cash outflow characteristics of Aspen Re’s, Aspen Bermuda’s and Aspen Specialty’s insurance and reinsurance liabilities.

Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. The portfolio is actively managed and trades are made to balance our exposure to interest rates.

As at December 31, 2006, our fixed income portfolio had an approximate duration of 3.0 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in millions, except percentages)
Market Value	$4,649.6	$4,587.1	$4,524.2	$4,461.3	$4,398.9
Gain/Loss	125.4	62.9	—	(62.9)	(125.4)
Percentage of Portfolio	2.8%	1.4%	—	(1.4)%	(2.8)%
Corresponding percentage at December 31, 2005	2.7%	1.3%	—	(1.3)%	(2.6)%

Equity risk.    We have invested in two funds of hedge funds which total in value $156.9 million at December 31, 2006, equivalent to 3% of the total of our investments, cash and cash equivalents at that date. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The underlying assets comprise of hedge funds with diverse strategies and securities.

To the extent that the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions and to the extent that they have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of December 31, 2006, approximately 79% of our cash and investments was held in U.S. Dollars (2005—78%), approximately 15% were in British Pounds (2005—15%) and approximately 6% were in currencies other than the U.S. Dollar and the British Pound (2005—7%). For the twelve months ended December 31, 2006, 12.1% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2005—9%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2007.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2006, would have impacted reported net comprehensive income by approximately $7.3 million (2005—$10.0 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. There were no outstanding forward contracts as at December 31, 2006 or 2005.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2006 and 2005, the average rate of fixed income securities in our investment portfolio was ‘‘AAA.’’

In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of ‘‘A’’ (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is ‘‘A−’’ (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

We have also entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment.

The table below shows our reinsurance recoverables as of December 31, 2006, and our reinsurers’ ratings taking into account any changes in ratings as of February 15, 2007:

A.M. Best	($ in millions)
A++	$77.9
A+	$36.5
A	$289.0
A−	$61.1
Fully collateralized	$3.8
$468.3

Effects of Inflation

Inflation may have a material effect on our consolidated results of operations by its effect on interest rates and on the cost of settling claims. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy as the demand for services such as construction typically surges. We believe this has had and will continue to have a significant impact on the cost of claims arising from the 2004 and 2005 hurricanes and we have sought to take this into account when setting reserves for these events. Our calculation of reserves for losses and loss expenses in respect of casualty business includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in retained earnings. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2005, we successfully transitioned to a new financial reporting ledger system. During 2006 we substantially completed the implementation of a new underwriting system. The new underwriting system will automatically interface with the new financial reporting ledger. The introduction of the new systems were the final stages of the process to improve functionality and transition away from the IT facilities and services previously provided by Wellington.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company’s disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely fashion.

Changes in internal control over financial reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

Directors

Pursuant to provisions that were in our bye-laws and a shareholders’ agreement by and among us and certain shareholders prior to our initial public offering in 2003, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our board of directors. Mr. Melwani was appointed, and Dr. Rosenthal was nominated, as directors by Blackstone. Mr. Cormack was appointed director by Candover. Mr. Avery was appointed director by Wellington. Mr. Salame was nominated director by CSFB Private Equity. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

Our bye-laws provide for a classified board of directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors are scheduled to serve until our 2008 Annual General Meeting, our incumbent Class II Directors were re-elected at our last annual general meeting to serve until our 2009 Annual General Meeting and our incumbent Class III Directors, as well as Messrs. Cavoores and Jones, who were appointed by our board of directors in 2006, are scheduled to serve until our 2007 Annual General Meeting.

As of February 15, 2007, we had the following directors on our board of directors:

Name	Age	Director Since	Audit	Compensation	Corporate Governance & Nominating	Investment	Risk
Class I Directors:
Christopher O’Kane	52	2002
Heidi Hutter	49	2002	X				Chair
David Kelso	54	2005	X			X	X
John Cavoores	49	2006				X	X
Class II Directors:
Paul Myners	58	2002			Chair	Chair
Julian Cusack	56	2002				X	X
Norman L. Rosenthal	55	2002	X		X
Glyn Jones	54	2006		X		X
Class III Directors:
Julian Avery	61	2003		X	X
Ian Cormack	59	2003	Chair				X
Prakash Melwani	48	2003		Chair	X	X
Kamil M. Salame	38	2002		X		X	X
Stuart Sinclair	53	2006

Paul Myners.    Mr. Myners has been our Chairman and a director since June 21, 2002. He is also currently the Chairman of Aspen Re, a position he has held since June 2002, of the Guardian Media Group, a position held since March 2000, of Land Securities Group effective January 1, 2007 (appointed to the board of directors in September 2006) and of Ermitage Asset Management Jersey Limited since May 2006. Mr. Myners is a non-executive director of the Bank of England. He has been a member of the Investment Committee of the Government of Singapore Investment Corporation since December 2005. He completed a review of Institutional Investment for Her Majesty’s Treasury in 2001 and was a member of the Financial Reporting Council, the body responsible for overseeing the process for setting U.K. accounting standards. From August 1, 1987 until November 2001, he held the position of Chairman of Gartmore Investment Management and previously served as an executive director of National Westminster Bank, Coutts & Co., and as an independent director of the Investment Management Regulatory Organization, the Lloyd’s Market Board, Celltech Group, The Bank of New York, the Scottish National Trust, PowerGen plc and Orange plc. He was also previously the chairman of Marks & Spencer.

Christopher O’Kane.    Mr. O’Kane has been our Chief Executive Officer and a director since June 21, 2002. He is also currently the Chief Executive Officer of Aspen Re and was Chairman of

Aspen Bermuda until December 2006. Prior to the creation of Aspen Holdings, from November 2000 until June 2002, Mr. O’Kane served as a director of Wellington and Chief Underwriting Officer of Lloyd’s Syndicate 2020 where he built his specialist knowledge in the fields of property insurance and reinsurance, together with active underwriting experience in a range of other insurance disciplines. From September 1998 until November 2000, Mr. O’Kane served as one of the underwriting partners for Syndicate 2020. Prior to joining Syndicate 2020, Mr. O’Kane served as deputy underwriter for Syndicate 51 from January 1993 to September 1998. Mr. O’Kane has over twenty-five years of experience in the insurance industry, beginning his career as a Lloyd’s broker.

Julian Cusack, Ph.D.    Mr. Cusack has been our Chief Financial Officer and a director since June 21, 2002. He has been the Chief Executive Officer of Aspen Bermuda since 2002 and was appointed Chairman of Aspen Bermuda in December 2006. From 2002 until March 31, 2004, he was also Finance Director of Aspen Re. Mr. Cusack previously worked with Wellington where he was Managing Director of WUAL from 1992 to 1996, and in 1994 joined the board of directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington from 1996 to 2002.

On November 2, 2006, Aspen Holdings announced Mr. Cusack has been appointed to the expanded role of Chairman and CEO of Aspen Bermuda, reflecting the continuing growth of Aspen’s underwriting activities in Bermuda. A search for a successor Chief Financial Officer is in progress. Mr. Cusack will also continue to chair the Company’s Reserving Committee in his new position.

Julian Avery.    Mr. Avery has been a director since April 9, 2003. He served as Chief Executive Officer of Wellington since 2000 until September 20, 2004 and remained an employee until September 2005. Prior to becoming Chief Executive Officer, Mr. Avery had been Managing Director of Wellington since 1996. He was also a director of WUAL since 1996 and its Chairman since 2001. He is also non-executive Chairman of Equity Insurance Group (formerly known as Cox Insurance Holdings) and some of its affiliates. Mr. Avery is also a solicitor and served on the Council of Lloyd’s from December 2000 until February 2005. He was Deputy Chairman of the Lloyd’s Market Association Services Limited. He is a non-executive director of Warner Estate Holdings plc and chairman of Invesco Perpetual Aim VCT PLC. Until November 2005, he was also a non-executive director of East Surrey Holdings plc. On January 31, 2007, we announced that Mr. Avery will not be standing for re-election at our 2007 Annual General Meeting.

John Cavoores.    Mr. Cavoores has been a director since October 30, 2006. Mr. Cavoores is currently an advisor to Blackstone, one of our principal shareholders, advising on current portfolio investments (including us) and new opportunities. Mr. Cavoores has 27 years of experience in the insurance industry and recently served as President and Chief Executive Officer of OneBeacon Insurance Company, a subsidiary of the White Mountains Insurance Group. Mr. Cavoores currently serves as a director of Cyrus Reinsurance Holdings SPC. Among his other positions, Mr. Cavoores was President of National Union Insurance Company, a subsidiary of American International Group (AIG). He spent 19 years at Chubb Insurance Group, where he served as Chief Underwriting Officer, and Executive Vice President and Managing Director of overseas operations, based in London.

Ian Cormack.    Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen Re since 2003. Mr. Cormack is a Senior Partner in Cormack Tansey Partners, a strategic consulting firm that he established in 2002. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.’s insurance financial services and asset management in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director on the boards of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance and Klipmart Corp. Mr. Cormack is also a non-executive chairman of Aberdeen Growth Opportunities Venture Capital Trust 2 plc. He also serves as chairman of Entertaining Finance Ltd., Bank Training and Development Ltd. and Carbon Reductions Ltd and is director of the Qatar Financial Centre Authority. He previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, as a member of the board of directors of Clearstream (Luxembourg) and as a member of Millennium Associates AG’s Global Advisory Board. He was previously a non-executive director of MphasiS BFL Ltd. (India). He was a member of the U.K. Chancellor’s City Advisory Panel from 1993 to 1998.

Glyn Jones.    Mr. Jones has been a director since October 30, 2006. He also has served as a non-executive director of Aspen Re since December 4, 2006. Mr. Jones was most recently the Chief

Executive Officer of Thames River Capital. From 2000 to 2004 he served as Chief Executive Officer of Gartmore Investment Management in the U.K. Prior to Gartmore, Mr. Jones was Chief Executive of Coutts NatWest Group and Coutts Group, which he joined in 1997, and was responsible for strategic leadership, business performance and risk management. In 1991 he joined Standard Chartered, later becoming the General Manager of Global Private Banking. Mr. Jones was a consulting partner with Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants from 1981 to 1990.

Heidi Hutter.    Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen Re since June 2002. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and Manager of Black Diamond Capital Partners since 2005. Ms. Hutter has over twenty-six years of experience in property/casualty reinsurance. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd’s of London, which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. Ms. Hutter also serves as a director of Aquila, Inc. and Talbot Underwriting Ltd. and its corporate affiliates.

David Kelso.    Mr. Kelso has been a director since May 26, 2005. He was a founder, in 2003, of Kelso Advisory Services and currently serves as its senior financial advisor. He also currently serves as a director of ExlService Holdings, Inc. and Sound Shore Fund Inc. From 2001 to 2003, Mr. Kelso was an Executive Vice President of Aetna, Inc. From 1996 to 2001, he was the Executive Vice President, Chief Financial Officer and Managing Director of Chubb Corporation. From 1992 to 1996, he first served as the Executive Vice President and Chief Financial Officer and later served as the Executive Vice President, Retail and Small Business Banking, of First Commerce Corporation. From 1982 to 1992, he was a Partner and the Head of North American Banking Practice of Gemini Consulting Group.

Prakash Melwani.    Mr. Melwani has been a director since July 21, 2003. In May 2003, Mr. Melwani joined Blackstone as a Senior Managing Director in its Private Equity Group. He is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone, Mr. Melwani was a founder, in 1988, of Vestar Capital Partners and served as its Chief Investment Officer. Prior to that, Mr. Melwani was with the management buyout group at The First Boston Corporation and with N.M. Rothschild & Sons in Hong Kong and London. Mr. Melwani is also a member of the boards of directors of Kosmos Energy, The Asia Tigers Fund, Inc. and The India Fund, Inc.

Norman L. Rosenthal, Ph.D.    Dr. Rosenthal has been a director since June 21, 2002. He is also currently President of Norman L. Rosenthal & Associates, Inc., a management consulting firm which specializes in the property and casualty insurance industry. Previously, Dr. Rosenthal was a managing director and senior equity research analyst at Morgan Stanley & Co. following the property and casualty insurance industry. He joined Morgan Stanley’s equity research department covering the insurance sector in 1981 and remained there until 1996. Dr. Rosenthal also currently serves on the boards of directors of The Plymouth Rock Company, Alliant Resources, Securis Investment Partners & Funds, Palisades Safety and Insurance Management Corporation and the High Point Safety and Insurance Management Company. Dr. Rosenthal previously served on the boards of directors of Mutual Risk Management Ltd. from 1997 to 2002, and Vesta Insurance Group from 1996 to 1999.

Kamil M. Salame.    Mr. Salame has been a director since June 21, 2002. He has been a partner of DLJ Merchant Banking Partners, the leveraged corporate private equity funds of Credit Suisse Alternative Investments, since June 2004 and, prior to then, a principal. Mr. Salame joined Donaldson, Lufkin & Jenrette’s Merchant Banking Group, a predecessor to Credit Suisse Alternative Investments, in 1997. Previously he was a member of Donaldson, Lufkin & Jenrette’s Leveraged Finance Group. Mr. Salame is a director of US Express Leasing, Inc, Advanstar Communications, HealthMarkets, Inc., Peachtree Holdings, Inc., Professional Career Development Institute and Merrill Corporation.

Stuart Sinclair.    Mr. Sinclair has been our President and Chief Operating Officer since September 2006. He has been a director since October 30, 2006 and a director of Aspen Re since October 4, 2006. Prior to joining us, he was most recently President and CEO, Greater China, GE Financial Services, which is part of GE Capital. Previously, he served as President and U.K. Chief Executive of GE Consumer Finance. Before joining GE Capital, Mr. Sinclair held several positions at

Royal Bank of Scotland, including CEO of Tesco Personal Finance. In addition to his recent work experience, Mr. Sinclair has held a number of management consultancy roles at firms based in the United States, including Mercer Management Consulting. He was also an International Economist, lecturing at the University of Reading and advising the Saudi Arabian Foreign Ministry.

Committees of the Board of Directors

Audit Committee: Messrs. Cormack, Kelso and Rosenthal and Ms. Hutter. The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the board of directors as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held four meetings during 2006. The board of directors considers David Kelso to be our ‘‘audit committee financial expert’’ as defined in the applicable regulations. The board of directors has made the determination that Mr. Kelso is independent.

Compensation Committee: Messrs. Avery, Jones, Melwani and Salame. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company’s Chief Executive Officer, executive directors and key employees. Mr. Melwani is Chairman of the Compensation Committee. Ms. Hutter was a member of the Compensation Committee until December 6, 2006. Mr. Jones was appointed to the Compensation Committee on December 6, 2006. The Compensation Committee held four meetings during 2006.

Investment Committee: Messrs. Myners, Cavoores, Cusack, Jones, Kelso, Melwani and Salame. The Investment Committee is an advisory committee to the board of directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Myners is Chairman of the Investment Committee. The Investment Committee held five meetings during 2006.

Corporate Governance and Nominating Committee: Messrs. Myners, Avery, Melwani and Rosenthal. The Corporate Governance and Nominating Committee, among other things, establishes the board of directors’ criteria for selecting new directors and oversees the evaluation of the board of directors and management. The Corporate Governance and Nominating Committee held six meetings during 2006. On February 28, 2006, Dr. Rosenthal resigned as Chairman of the Corporate Governance and Nominating Committee. Mr. Myners was elected as member and Chairman of this committee.

Risk Committee: Messrs. Cavoores, Cormack, Cusack, Kelso and Salame and Ms. Hutter. The board of directors approved the formation of this new committee of our board of directors in 2006. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter is the Chairman of the Risk Committee. The Risk Committee held four meetings during 2006.

Executive Officers

The table below sets forth certain information concerning our executive officers as of February 15, 2007:

Name	Age	Position
Christopher O’Kane (1)	52	Chief Executive Officer of Aspen Holdings and Aspen Re
Julian Cusack (1)	56	Chief Financial Officer of Aspen Holdings, Chief Executive Officer and Chairman of Aspen Bermuda
Stuart Sinclair (1)	53	President and Chief Operating Officer of Aspen Holdings
Brian Boornazian	46	Head of Reinsurance and President, Aspen Re America
Ian Campbell	42	Head of Group Finance, Chief Financial Officer of Aspen Re
David Curtin	49	General Counsel
James Few	35	Chief Underwriting Officer of Aspen Bermuda, Head of Property Reinsurance
Karen Green	39	Head of Strategy
Oliver Peterken	50	Chief Risk Officer
Kate Vacher	35	Underwriting Director
Chris Woodman	45	Head of Human Resources

(1)	Biography available above under ‘‘—Directors’’ above.

Brian Boornazian.    Mr. Boornazian was appointed Head of Reinsurance in May 2006. Since October 2005, Mr. Boornazian has also served as President of Aspen Re America. From January 2004 to October 2005, he was president of Aspen Re America, Property Reinsurance. Prior to joining us, from 1999 to January 2004, Mr. Boornazian was at XL Re America, where during his tenure there he acted in several capacities and was Senior Vice President, Chief Property Officer, responsible for property facultative and treaty, as well as marine, and Chief Marketing Officer.

Ian Campbell.    Mr. Campbell was appointed as our principal accounting officer in May 2006 and is our Head of Group Finance. He also has been the Chief Financial Officer of Aspen Re since March 31, 2004. He joined us in November 2002 where he served as Assistant Finance Director of Aspen Re from 2002 until March 2004. Mr. Campbell previously worked for Cox Insurance Holdings plc, a Lloyd’s managing agency where he was the Group Financial Controller from 1998 to 2002. Prior to this he was a senior consultant within the Insurance Consulting practice of KPMG. Mr. Campbell is a member of the Institute of Chartered Accountants in England and Wales.

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

James Few.    Mr. Few has been our Head of Property Reinsurance since June 1, 2004 and Aspen Bermuda’s Chief Underwriting Officer since November 1, 2004. Before joining Aspen Bermuda, he had been an underwriter at Aspen Re since June 21, 2002. Mr. Few previously worked as an underwriter with Wellington from 1999 until 2002 and from 1993 until 1999 was an underwriter and client development manager at Royal & Sun Alliance.

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

Kate Vacher.    Ms. Vacher is our Underwriting Director. Previously, she was our Head of Group Planning from April 2003 to May 2006 and Property Reinsurance Underwriter since joining Aspen Re on September 1, 2002. Ms. Vacher joined Aspen Bermuda on December 1, 2004. Ms. Vacher previously worked as an underwriter with Wellington Syndicate 2020 from 1999 until 2002 and from 1995 until 1999 was an assistant underwriter at Syndicate 51.

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

Non-Management Directors

The board of directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Myners, our Chairman. The non-management directors held four executive sessions during 2006. Mr. Myners, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate their concerns to the non-management directors by sending written communications by mail to Mr. Myners, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. In 2006, we held one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The board of directors conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the board of directors and its constituent committees on which that director serves and our Annual General Meeting of shareholders. All except one of our directors attended the Annual General Meeting of shareholders in 2006. Seven meetings of the board of directors were held in 2006. All of the directors attended at least 75% of the meetings of the board of directors and meetings of all committees on which they serve, except for Prakash Melwani who attended 58% of such meetings.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We adopted a code of business conduct and ethics that applies to all of our employees including our Chief Executive Officer and Chief Financial Officer. We have also adopted corporate governance guidelines. We have posted the Company’s code of ethics and corporate governance guidelines on the Investor Relations page of the Company’s website at www.aspen.bm.

The charters for each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are also posted on the Investor Relations page of our website at www.aspen.bm. Shareholders may also request printed copies of our code of business conduct and ethics, the corporate governance guidelines and the committee charters at no charge by writing to Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton, Bermuda HM11.

Differences between NYSE Corporate Governance Rules and the Company’s Corporate Governance Practices

The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The following discusses the differences between the NYSE Corporate Governance Standards and the Company’s corporate governance practices.

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

Submission of Shareholder Proposals.    Shareholder recommendations of director nominees to be included in the Company’s proxy materials will be considered only if received no later than the 120th calendar day before the first anniversary of the date of the Company’s proxy statement in connection with the previous year’s Annual General Meeting. The Company may in its discretion exclude such shareholder recommendations even if received in a timely manner. Accordingly, this policy is not intended to waive the Company’s right to exclude shareholder proposals from its proxy statement.

If shareholders wish to nominate their own candidates for director on their own separate slate (as opposed to recommending candidates to be nominated by the Company in the Company’s proxy), shareholder nominations for directors at the annual general meeting of shareholders must be submitted at least 90 calendar days before the annual general meeting of shareholders.

A shareholder who wishes to recommend a person or persons for consideration as a Company nominee for election to the board of directors should send a written notice by mail, c/o Company

Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829 and include the following information:

•	the name of each person recommended by the shareholder(s) to be considered as a nominee;

•	the name(s) and address(es) of the shareholder(s) making the nomination, the number of ordinary shares which are owned beneficially and of record by such shareholder(s) and the period for which such common shares have been held;

•	a description of the relationship between the nominating shareholder(s) and each nominee;

•	biographical information regarding such nominee, including the person’s employment and other relevant experience and a statement as to the qualifications of the nominee;

•	a business address and telephone number for each nominee (an e-mail address may also be included); and

•	the written consent to nomination and to serving as a director, if elected, of the recommended nominee.

In connection with the Corporate Governance and Nominating Committee’s evaluation of director nominees, the Company may request that the nominee complete a Directors and Officers Questionnaire regarding such nominee’s independence, related parties transactions, and other relevant information required to be disclosed by the Company.

Minimum Qualifications for Director Nominees.    A nominee recommended for a position on the Company’s board of directors must meet the following minimum qualifications:

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

The Corporate Governance and Nominating Committee may determine that members of the board of directors should have diverse experiences, skills and perspectives as well as knowledge in the areas of the Company’s activities.

Certain additional criteria for consideration as director nominee may include, but not be limited to, the following as the Corporate Governance and Nominating Committee sees fit:

•	the nominee’s qualifications and accomplishments and whether they complement the board of directors’ existing strengths;

•	the nominee’s leadership, strategic, or policy setting experience;

•	the nominee’s experience and expertise relevant to the Company’s insurance and reinsurance business, including any actuarial or underwriting expertise, or other specialized skills;

•	the nominee’s independence qualifications, as defined by NYSE listing standards;

•	the nominee’s actual or potential conflict of interest, or the appearance of any conflict of interest, with the best interests of the Company and its shareholders;

•	the nominee’s ability to represent the interests of all shareholders of the Company; and

•	the nominee’s financial literacy, accounting or related financial management expertise as defined by NYSE listing standards, or qualifications as an audit committee financial expert, as defined by SEC rules and regulations.

Shareholder Communications to the Board of Directors

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

Board of Directors Policy on Directors’ Attendance at AGMs

Directors are expected to attend the Company’s annual general meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

The Company, as a foreign private issuer, is not required to comply with the provisions of Section 16 of the Exchange Act relating to the reporting of securities transactions by certain persons and the recovery of ‘‘short-swing’’ profits from the purchase or sale of securities.

Item 11.     Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation program for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated executive officers (‘‘NEOs’’) for 2006. We have also included information on a senior executive who left the company and who would have been included otherwise as one of the three most highly-compensated executive officers. This section describes the overall objectives of our compensation program and each element of compensation.

The Company has achieved considerable growth since its inception in 2002 and our compensation programs and plans have been designed to reward executives who contribute to the continuing success of the Company.

The Compensation Committee of our board of directors (the ‘‘Compensation Committee’’) has responsibility for approving the compensation program for our NEOs. The Compensation Committee consists of four independent directors: Prakash Melwani (Chair), Julian Avery, Glyn Jones and Kamil Salame.

Our compensation policies are designed with the goal of maximizing shareholder value creation over the long term. The basic objectives of our executive compensation program are to:

•	attract and retain highly skilled executives;

•	link compensation to achievement of the Company’s financial and strategic goals by having a significant portion of compensation be performance-based;

•	create commonality of interest between management and shareholders by tying substantial elements of compensation directly to changes in shareholder value;

•	maximize the financial efficiency of the overall program from a tax, accounting, and cash flow perspective;

•	ensure compliance with the highest standards of corporate governance; and

•	encourage executives to work hard for the success of the business and work effectively with clients and colleagues for the benefit of the business as a whole.

We encourage a performance-based culture throughout the Company and at senior levels we have developed an approach to compensation which aligns the performance and contribution of the executive to the results of the Company. Fixed pay such as salary is balanced by variable compensation, such as bonuses and equity-based awards. All employees including senior executives are set challenging goals and targets both at an individual and team level, which they are expected to achieve, taking into account the dynamics which occur within the market and business environment. Equity awards encourage risk-sharing with shareholders and align executive pay with the value created for shareholders.

Executive Compensation Program

The Company’s compensation program consists of the following five elements:

•	base salary;

•	annual cash bonuses;

•	long-term incentive awards;

•	other stock plans; and

•	benefits and perquisites.

The Committee seeks to consider all elements that contribute to the total compensation of NEOs rather than consider each element in isolation. We actively seek market intelligence on all aspects of pay and benefits.

Market Intelligence.    We believe that shareholders are best served when the compensation packages of senior executives are competitive but fair. The Committee seeks to create a package that delivers total compensation packages for NEOs at the upper quartile of the total compensation delivered by certain peer companies for exceeding performance against competitors and the Company’s internal business targets.

We seek external market data to ensure that our compensation levels are competitive. Our sources of information include:

•	research of peer company annual reports on Form 10-K and similar filings for companies in our sector in the markets in which we operate;

•	publicly available salary surveys from reputable survey providers;

•	advice and tailored research from compensation consultants; and

•	experience from recruiting senior positions in the market place.

To assist in making competitive comparisons, the Committee engaged PwC Consulting to provide information regarding the compensation practices of all peer group (as defined below) and other additional companies against which we compete. The peer group includes Endurance Specialty Holdings Ltd., Arch Capital Group Ltd., Transatlantic Holdings, Inc., PartnerRe Ltd., Axis Capital Holdings Limited, Max Re Capital Ltd., Platinum Underwriters Holdings, Ltd., RenaissanceRe Holdings Ltd., Everest Re Group, Ltd., IPC Holdings, Ltd. and Montpelier Re Holdings Ltd. Additional companies researched for compensation and benefit information include ACE Limited, XL Capital Ltd, Catlin Group Limited, Brit Insurance Holdings PLC, Wellington Underwriting plc, Amlin plc, Hiscox Ltd, Kiln plc, Beazley Group plc and Chaucer Holdings PLC.

In 2006, the Compensation Committee retained Frederic W Cook & Co. and New Bridge Street Consulting as independent advisors following a rigorous selection process.

Cash Compensation

Base Salary.    Base salaries are determined taking into account the relative importance of the position, the competitive market place, and the individual executive officer’s experience, skills, knowledge and responsibilities in their roles. Salaries are reviewed annually. The Committee reviews the compensation, including base salary, of the top 20 employees in the Company, including the NEOs.

When reviewing base salaries, the Compensation Committee and management considered a range of factors including:

•	the performance of the business;

•	the performance of the executives in their roles over the previous year;

•	the historical context of the executives compensation awards;

•	the responsibilities of the role;

•	the experience brought to the role by the executive;

•	the function undertaken by the role; and

•	analysis of the market data from competitors and more general market data from labour markets in which we operate.

Executive officers have employment agreements with the Company that specify their base salary. They are entitled to a review on an annual basis, with any changes effective as of April 1st of the relevant year. Even though we conduct an annual review of base salaries, we are not legally obligated to increase salaries. We are not contractually able to decrease salaries either. Otherwise, the Committee is free to set NEO salaries at the level that it deems appropriate. The Compensation Committee is generally mindful of its overall goal to pay base salaries at the median percentile against the peer group of companies and against the market for similar roles in the market in which the NEO is employed. The Compensation Committee does not apply this principle mechanically but takes into account the factors outlined above and the total compensation picture for each individual.

Annual Cash Bonuses.    The Company operates a discretionary bonus plan. Annual cash bonuses are intended to reward executives for their achievements and contributions to the success of the business over the previous fiscal year. The Compensation Committee determines the bonus pool available to employees based on the Company’s net income after tax and specifically approves the bonuses for the top 30 employees in the Company, including the NEOs.

In 2006 we reviewed the bonus program. We benchmarked our bonus payouts with our competitive peer group and other market data to establish our position in the market. We used this information to assist us in developing a methodology for establishing the size of the bonus pool required for the Company as a whole and to establish individual bonus potentials for all employees, including the NEOs. The bonus potentials are indicative and do not set a maximum limit. For example, in a loss-making year, employees may not get any bonuses. Conversely, in profitable years, employees may receive bonuses in excess of their bonus potentials.

Once the bonus pool is established, teams are allocated portions of the bonus pool based on their team performance. Individuals, including the NEOs, are allocated on their individual contribution to the business. An individual’s contribution is assessed based on his or her accomplishment of set objectives established at their annual performance review, such as enhanced efficiencies and expense reductions, and any other material achievements. In the case of the Chief Executive Officer, the Compensation Committee assesses his performance against the Company’s business plan and other objectives established by the board of directors.

For 2006, the Compensation Committee established bonus potentials in the range of 115% to 135% of base salary for our NEOs other than our Chief Executive Officer, for whom a bonus potential was not established.

Equity Compensation

The Compensation Committee believes that a substantial portion of each NEOs compensation should be in the form of equity awards and that such awards serve to align the interests of NEOs and our shareholders. Equity awards to our NEOs are made pursuant to the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (‘‘2003 Share Incentive Plan’’). The 2003 Share Incentive Plan was last amended at our annual general meeting in 2005 to increase the number of shares that can be issued under the plan. The total number of ordinary shares that may be issued under the 2003 Share Incentive Plan is 9,476,553. As of December 31, 2006, 5,437,417 options and equity awards (including restricted share units) were outstanding under our 2003 Share Incentive Plan.

Long-Term Incentive Awards.    The Company operates an annual Long Term Incentive Plan (‘‘LTIP’’) for key employees under the 2003 Share Incentive Plan. The LTIP grant consists of performance shares and options. The mix of shares and options varies with seniority. For senior executives, including all NEOs, the distribution between performance shares and options granted is 25% and 75%, respectively. For this purpose, we use the grant date fair value of the options. We award a greater proportion in the form of options to senior executives to align the economic interests of senior executives with increased shareholder value. In 2006, we granted options and performance share awards to 129 employees.

All performance shares and options granted in 2006 have performance conditions. The performance conditions are identical for both shares and options and all are subject to a three-year vesting period. The material terms for the 2006 options and share awards are summarized as follows:

•	one-third of the grants are earned based on achievement of a one-year Return on Equity (‘‘ROE’’) performance target in accordance with the Company’s 2006 business plan, which in 2006 was set at approximately 15%;

•	two-thirds of the grants become eligible for vesting if a performance condition, based on the average three-year ROE performance for 2006, 2007 and 2008, is met. Average ROE performance is measured against the ROE targets set for each of the three years;

•	there is a reduction in the number of performance shares and options which vest based on a sliding scale if the performance of the Company falls below (i) the performance target ROE for one-third of the grant, and (ii) the average ROE performance, for two-thirds of the grant;

•	no performance shares or options vest if the Company’s average annual ROE for 2006, 2007 and 2008 falls below 10% ROE;

•	the number of earned options and performance shares vest at the end of the three-year period, subject to continued employment; and

•	in respect of options, the options expire on the tenth anniversary of the date of grant.

With respect to the 2006 performance shares and options, one-third of the initial grant is available for vesting as the ROE target was achieved. With respect to the 2004 performance shares, of which one-third of the grant is earned based on the achievement of the 2004 ROE target and two-thirds have a performance condition based on an average three-year (2004-2006) ROE, 17.16% of the total grant of 2004 performance shares have vested. The remainder of the 2004 performance share grants is forfeited due to the non-achievement of performance targets.

The number of performance shares and options available for grant each year are determined by the Committee. The Compensation Committee takes into account the number of available shares remaining under the 2003 Share Incentive Plan, the number of employees who will be participating in the plan, market data from competitors in respect of the percentage of outstanding shares made available for annual grants to employees and the need to retain and motivate key employees. In 2006, 1,532,602 options and performance shares were granted.

The Compensation Committee has generally followed a practice of making all option grants to its executive officers on a single date each year, except for new hires. For the last two years, the Committee has granted these annual awards at its regularly-scheduled meeting in February. The February meeting date has historically occurred at the same time as the release of our earnings for the previous fiscal year.

Beginning in 2007, we have adopted a policy whereby the Compensation Committee will continue to approve annual grants at a regularly scheduled meeting. However, if such meeting takes place while the Company is in a close period (i.e. prior to the release of our earnings), the grant date will be the day on which our close period ends, and the exercise price will be based on the average of the high and low price of our shares on such date, in accordance with our 2003 Share Incentive Plan.

While the bulk of our option awards to NEOs have historically been made pursuant to our annual grant program, the Committee retains the discretion to make additional awards at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. We refer to such grants as ‘‘ad hoc’’ awards. In 2006, the only ad hoc grant was made to Mr. Sinclair, one of our NEOs, in connection with his hiring. If ad hoc grants are made while not in a close period, then the grant date will be the later of the date on which the Compensation Committee approves the grant or the effective date of employment of a new hire.

All option awards made to our NEOs, or any of our other employees or directors, are made pursuant to our 2003 Share Incentive Plan. As noted above, all options under the 2003 Share Incentive Plan are granted with an exercise price equal to the fair market value of our ordinary shares on the date of grant, being not less than the average of the high and low share price on the date of grant.

Other Stock Grants.    The company awards time-vesting restricted share units (‘‘RSUs’’) selectively to employees under certain circumstances. RSUs vest solely based on continued service and are not subject to performance conditions. Typically, RSUs have been used to compensate newly hired executives for loss of stock value from awards that were forfeited when they left their previous company. The RSUs granted vest in one-third tranches over three years.

Benefits and Perquisites

Perquisites.    Our NEOs receive various perquisites provided by or paid by the Company. These perquisites include housing allowances, club memberships and return flights to home country for executives and family for those working outside of their home country.

Many of these perquisites relate to those NEOs who transferred to our Bermuda operation and are typical of perquisites provided to expatriate employees located in Bermuda. Similar perquisites are provided by our competitors for employees in a similar set of circumstances and have been necessary for recruitment and retention purposes. These are:

Housing Allowance.    Non-Bermudians are prevented by law from owning property in Bermuda. This has lead to a housing market that is largely based on renting to expatriates who work on the island. Housing allowances are a near universal practice for expatriates and also, increasingly, for local Bermudians in key positions. We base our housing allowances on market information available through local benefits surveys and from information available from the housing market. The allowance is based on the level of the position compared with market data.

Club Membership.    This is common practice in the Bermudan market place and enables the expatriate to settle into the community. It also has the benefit of enabling our NEOs to establish social networks with clients and executives in our industry in furtherance of our business.

Home Leave.    This is common practice for expatriates who are working outside of their home country. We believe that this helps the expatriate and his/her family keep in touch with the home country in respect of both business and social networks. Such a benefit is provided by other companies within our peer group, is necessary for both recruitment and retention purposes and is important for the success of the overseas assignment.

Change in Control and Severance Benefits

In General.    We provide the opportunity for certain of our NEOs to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the named executive officers are summarized in ‘‘—Employment Agreements’’ and ‘‘—Potential Payments upon Termination or Change in Control.’’

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the year ended December 31, 2006, the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer, its next three most highly compensated executive officers, and an executive officer who no longer served as an executive officer as at the end of December 31, 2006. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher O’Kane, Chief Executive Officer (6)	2006	$724,053	$1,106,100	$53,854	$1,137,658	—	$115,739	$3,137,404
Julian Cusack, Chief Financial Officer (7)	2006	$444,801	$450,000	$34,442	$473,204	—	$295,045	$1,697,492
Stuart Sinclair, President & Chief Operating Officer (8)	2006	$194,098	$387,135	$190,765	$208,972	—	$148,181	$1,129,151
Brian Boornazian, Head of Reinsurance (9)	2006	$404,544	$725,000	$57,283	$146,127	—	$14,110	$1,347,064
James Few, Head of Property Reinsurance (10)	2006	$417,500	$675,000	$52,977	$314,007	—	$268,078	$1,727,562
Sarah Davies, Director of Research and Development and Business Change (11)	2006	$353,122	$46,088	$4,070	$305,377	—	$1,357,602	$2,066,259

(1)	Compensation payments for 2006 made in British Pounds have been translated into U.S. Dollars at the average exchange rate for 2006 which was $1.8435 to £1.

(2)	The salaries provided represent earned salaries.

(3)	For a description of our bonus plan, see ‘‘Compensation Discussion and Analysis—Cash Compensation—Annual Cash Bonuses’’ above.

(4)	Consists of performance share awards and/or restricted share units, as applicable. Valuation is based on the FAS 123(R) cost of all outstanding awards as recognized in Note 14 of our financial statements, without regard to forfeiture assumptions.

(5)	Consists of stock options. Valuation is based on the FAS 123(R) cost of all outstanding options as recognized in Note 14 of our financial statements, without regard to forfeiture assumptions.

(6)	Mr. O’Kane’s compensation was paid in British Pounds. With respect to ‘‘All Other Compensation,’’ this consists of the Company’s contribution to the pension plan of $115,739.

(7)	Mr. Cusack’s compensation was paid in U.S. Dollars, except for £30,000. With respect to ‘‘All Other Compensation,’’ this includes (i) a housing allowance in Bermuda of $180,000, (ii) travel expenses for Mr. Cusack’s family of $8,880, (iii) a payroll tax contribution in an amount of $11,049, (iv) club membership fees of $3,000 and (v) the Company’s contribution to the pension plan of $92,116.

(8)	Mr. Sinclair’s compensation was paid in British Pounds. The salary paid reflects Mr. Sinclair’s pro rated annual salary from his commencement date on September 20, 2006. Bonus amounts reflect a guaranteed bonus of £210,000 to be paid in March 2007. With respect to ‘‘All Other Compensation,’’ this includes (i) £30,000 in relocation costs to the United Kingdom, (ii) a payment of £31,428 to buy out the option value of Mr. Sinclair’s options from his previous employer and (iii) the Company’s contribution to the pension plan of $34,938.

(9)	Mr. Boornazian’s compensation was paid in U.S. Dollars. With respect to ‘‘All Other Compensation,’’ this consists of the Company’s contribution to the 401(K) plan of $8,800 and additional premium paid of $5,310 for additional life insurance and disability benefits.

(10)	Mr. Few’s compensation was paid in U.S. Dollars. With respect to ‘‘All Other Compensation,’’ this includes (i) a housing allowance in Bermuda of $180,000, (ii) travel expenses for Mr. Few’s family of $23,942, (iii) a payroll tax contribution in an amount of $11,049, (iv) club membership fees of $4,500, and (v) the Company’s contribution to the pension plan of $48,587.

(11)	Ms. Davies was the Director of Research and Development and Business Change until December 31, 2006. Formerly, she was our Chief Operating Officer until May 31, 2006. With respect to ‘‘All Other Compensation,’’ this includes (i) a payment of £250,000 in connection with Ms. Davies’ new role as Director of Research and Development and Business Change, of which £182,190 was directly paid into the pension plan in accordance with her Compromise Agreement, (ii) termination/severance payment of £455,409 (this termination amount is net of Ms. Davies’ 2005 bonus and the payment of £250,000 described above, pursuant to the agreement with Ms. Davies) and (iii) the Company’s contribution to the pension plan of $57,180.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of options to purchase ordinary shares and other awards granted during the twelve months ended December 31, 2006 to the named executive officers:

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Closing Price on Date of Grant ($)	Grant Date Fair Value of Stock Awards (#) (5)	Grant Date Fair Value of Options (#) (6)
Christopher O’Kane	02/16/2006	02/16/2006	0(1)	6,342(1)	6,342(1)				$138,573
			0(2)	95,140(2)	95,140(2)		$23.65	$22.32		$665,029
Julian Cusack	02/16/2006	02/16/2006	0(1)	4,268(1)	4,268(1)				$93,256
			0(2)	64,027(2)	64,027(2)		$23.65	$22.32		$447,549
Stuart Sinclair (7)	08/04/2006	07/25/2006	0(1)	1,042(1)	1,042(1)	23,903			$572,296
			0(2)	142,158(2)	142,158(2)		$23.19	$23.01		$626,917
Brian Boornazian	02/16/2006	02/16/2006	0(1)	3,750(1)	3,750(1)				$81,938
			0(2)	56,250(2)	56,250(2)		$23.65	$22.32		$393,188
James Few	02/16/2006	02/16/2006	0(1)	5,596(1)	5,596(1)				$122,273
			0(2)	68,773(2)	68,773(2)		$23.65	$22.32		$480,723
Sarah Davies (8)	02/16/2006	02/16/2006	0(1)	2,500(1)	2,500(1)				$54,625
			0(2)	37,500(2)	37,500(2)		$23.65	$22.32		$262,125

(1)	Under the terms of the 2006 performance share awards, if the ROEs achieved exceed the target ROEs, the recipients will receive the amount initially granted and will not be entitled to any additional shares because of outperformance. Conversely, if the ROEs achieved are less than 66.67% of the target ROEs, then the recipients will receive no shares. For a more detailed description of our performance share awards granted in 2006, refer to ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan—2006 Performance Share Awards’’ below.

(2)	Under the terms of the 2006 options, if the ROEs achieved exceed the target ROEs, the options initially granted will be available for vesting, and the recipients will not be granted additional options for outperformance. Conversely, if the ROEs are less than 66.67% of the target ROEs, then the options will be forfeited. For a more detailed description of our options granted in 2006, refer to ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan—2006 Options’’ below.

(3)	For a description of our restricted share units, refer to ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan—Restricted Share Units’’ below.

(4)	Under our Share Incentive Plan, the exercise price is based on not less than the average of the high and low of the share price on the date of grant. With respect to the options granted on February 16, 2006, the exercise price was based on the average of the high and low on February 17, 2006, which was greater than the average of the high and low of $22.42 on February 16, 2006, the date of grant.

(5)	Valuation is based on the dollar amount of performance share awards and restricted share unit grants recognized for financial statement purposes pursuant to FAS 123(R). For performance share awards, the FAS 123(R) value is $21.85 for the performance shares granted February 16, 2006 and $21.39 for the performance shares granted on August 4, 2006. For restricted share units, the FAS 123(R) value is the closing price of $23.01 on August 4, 2006, the date of grant. Refer to Note 14 of our financial statements with respect to our performance share awards and restricted share units.

(6)	Valuation is based on the dollar amount of option grants recognized for financial statement purposes pursuant to FAS 123(R). The FAS 123(R) is determined based on the Black-Scholes value on the date of grant. Refer to Note 14 of our financial statements with respect to our performance share awards and restricted share units.

(7)	The Compensation Committee approved grants to Mr. Sinclair on July 25, 2006, to be effective the date of his execution of his employment agreement which was August 4, 2006.

(8)	As Ms. Davies’ employment with the Company was terminated on December 31, 2006, all grants made in 2006 to her are forfeited.

Narrative Description of Summary Compensation and Grants of Plan-Based Awards

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

The plan provides for the grant to selected employees and non-employee directors of share options, share appreciation rights, restricted shares and other share-based awards. The shares subject to initial grant of options (the ‘‘initial grant options’’) represented an aggregate of 5.75% of our ordinary shares on a fully diluted basis (3,884,030 shares), assuming the exercise of all outstanding options issued to Wellington and the Names’ Trustee. In addition, an aggregate of 2.5% of our ordinary shares on a fully diluted basis (1,840,540 shares), were reserved for additional grant or issuance of share options, share appreciation rights, restricted shares and/or other share-based awards as and when determined in the sole discretion of our board of directors or the Compensation Committee. No award may be granted under the plan after the tenth anniversary of its effective date. The plan provides for equitable adjustment of affected terms of the plan and outstanding awards in the event of any change in the outstanding ordinary shares by reason of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination, combination or transaction or exchange of shares or other corporate exchange, or any distribution to shareholders of shares other than regular cash dividends or any similar transaction. In the event of a change in control (as defined in the plan), our board of directors or the Compensation Committee may accelerate, vest or cause the restrictions to lapse with respect to, all or any portion of an award (except that shares subject to the initial grant options shall vest); or cancel awards for fair value; or provide for the issuance of substitute awards that substantially preserve the terms of any affected awards; or provide that for a period of at least 15 days prior to the change in control share options will be exercisable and that upon the occurrence of the change in control, such options shall terminate and be of no further force and effect.

Initial Options.    The initial grant options have a term of ten years and an exercise price of $16.20 per share, which price was calculated based on 109% of the calculated fair market value of our ordinary shares as of May 29, 2003 and was determined by an independent consultant. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting determined by achievement of return on equity targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two-year performance period. Initial grant options that do not vest based on the applicable performance targets may vest in later years to the extent performance in such years exceeds 100% of the applicable targets, and in any event, any unvested and outstanding performance-based initial grant options will become vested on December 31, 2009. Upon termination of a participant’s employment, any unvested options shall be forfeited, except that if the termination is due to death or disability (as defined in the option agreement), the time-based portion of the initial grant options shall vest to the extent such option would have otherwise become vested within 12 months immediately succeeding such termination due to death or disability. Upon termination of employment, vested initial grant options will be exercisable, subject to expiration of the options, until (i) the first anniversary of termination due to death or disability or, for nine members of senior management, without cause or for good reason (as those terms are defined in the option agreement), (ii) six months following termination without cause or for good reason for all other participants, (iii) three months following termination by the participant for any reason other than those stated in (i) or (ii) above or (iv) the date of termination for cause. As provided in the plan, in the event of a change in control unvested and outstanding initial grant options shall immediately become fully vested. As at December 31, 2006, 82.23% of the initial options vested. The remaining outstanding amount of the initial options will vest on December 31, 2009.

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

The options will vest over a multi-year period, with one-third ( 1/3) of the shares underlying the options vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its return on equity (‘‘ROE’’) for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof (the ‘‘Initial Vesting’’), but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (i.e., the fiscal year in which the options are granted). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of shares underlying options will vest over such multi-year period based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67% (the ‘‘Reduced Percentage’’). A further one-third ( 1/3) of the shares (or one-third of the Reduced Percentage, as applicable) underlying the options will vest upon each of the first and second anniversaries of the Initial Vesting based on the achievement of the ROE target for the 2004 fiscal year consistent with the terms of the Initial Vesting described above. However, no options will vest if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. Of the total grant of 2004 options, 51.48% have vested as at December 31, 2006. The remaining amounts have been forfeited due to the performance targets not being met.

If an optionee’s employment with the Company is terminated for any reason, the Company will cancel the unvested portion of the option without consideration and the vested portion will remain exercisable for the period described in the following paragraph; provided that if an optionee’s employment is terminated by the Company for cause (as defined in the option agreement), the vested portion of the option will immediately be cancelled without consideration.

Optionees may exercise all or any part of the vested portion of their option at any time prior to the earliest to occur of (i) the tenth anniversary of the date of grant, (ii) the first anniversary of the optionee’s termination of employment (x) due to death or disability (as defined in the option agreement), (y) by the Company without cause, or (z) by the optionee with good reason (as defined in the option agreement), (iii) three months following the date of the optionee’s termination of employment by the optionee without good reason, or (iv) the date of the optionee’s termination of employment by the Company for cause. Options are exercised by providing written notice specifying the number of shares for which the option is being exercised and the method of payment of the exercise price. Payment of the exercise price may be made in cash (or cash equivalent), in shares, in a combination of cash and shares, or by broker-assisted cashless exercise. The optionee may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the option, its exercise or any payment or transfer under or with respect to the option.

2005 Options.    On March 3, 2005, we granted an aggregate of 512,172 nonqualified stock options. The exercise price of the shares subject to the option is $25.88 per share, which as determined by the plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE. We also granted an additional 13,709 nonqualified stock options during 2005, the exercise price of those shares varied from $25.28 to $26.46. The ROE target was not met in 2005, and as a result, all granted options have been forfeited.

2006 Options.    On February 16, 2006, we granted an aggregate of 1,079,437 nonqualified stock options. The exercise price of the shares subject to the option is $23.65 per share, which as determined by the plan is based on the arithmetic mean of the high and low prices of the ordinary shares on February 17, 2006 as reported by the NYSE. We granted an additional 142,158 options on August 4, 2006, for an exercise price of $23.19.

One-third ( 1/3) of the shares underlying the options will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2006 (the ‘‘2006 Option Award’’). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of options will become eligible for vesting based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no options will become eligible for vesting for the 2006 Option Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. As the ROE target was achieved in 2006, one-third of the options granted are eligible for vesting.

Two-thirds ( 2/3) of the options will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2006-2008 Option Award’’). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of options will become eligible for vesting based on the percentage of the average annual ROE target achieved, for example, with 10% being eligible for vesting at 66.67%. However, no options will be eligible for vesting for the 2006-2008 Option Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

Options which are eligible for vesting, as described above, as part of the 2006 Option Award and the 2006-2008 Option Award will vest and become exercisable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such 2008 ROE is approved by the board of directors or an authorized committee thereof, subject to the optionee’s continued employment (and lack of notice of resignation or termination) until such date.

Once the options are exercisable, as described above, the optionee may exercise all or any part of the vested portion of their option at any time prior to the earliest to occur of (i) the tenth anniversary of the date of grant, (ii) the first anniversary of the optionee’s termination of employment (x) due to death or disability (as defined in the option agreement), (y) by the Company without cause (as defined in the option agreement), or (z) by the optionee with good reason (as defined in the option agreement), (iii) three months following the date of the optionee’s termination of employment by the optionee without good reason, or (iv) the date of the optionee’s termination of employment by the Company for cause.

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

Restricted Share Units.    In 2004, we granted 95,850 restricted share units to various employees of the Company and its subsidiaries which vest in one-third tranches over three years. In 2005, we granted 48,913 restricted shares units which vest in one-third tranches over three years. In 2006, we granted 164,932 restricted shares units which vest in one-third tranches over three years. Vesting of a participant’s units may be accelerated, however, if the participant’s employment with the Company and its subsidiaries is terminated without cause (as defined in such participant’s award agreement), on account of the participant’s death or disability (as defined in such participant’s award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant’s award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

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

One-third ( 1/3) of the performance shares will become vested upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (the ‘‘2004 Award’’). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest for the 2004 Award if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds ( 2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2004, 2005 and 2006 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2004-2006 Award’’). If the Company fails to achieve the average annual ROE target for the 2004, 2005 and 2006 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved, for example, with 10% awarded at 66.67%. With respect to the 2004 performance share awards, 17.16% of the total grant has vested. However, no performance shares will vest for the 2004-2006 Award if the actual average annual ROE for the 2004, 2005 and 2006 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms. The remainder of the 2004 performance share grants is forfeited due to the non-achievement of performance targets. Of the total grant of 2004 performance share awards, 17.16% will vest and be issuable in the first quarter of 2007. The remaining amounts of the grant have been forfeited due to the performance targets not being met.

Payment of vested performance shares as part of the 2004 Award shall be paid at the same time as the performance shares part of the 2004-2006 Award are paid (or would have been paid had all or a portion of the 2004-2006 Award vested), subject to the participant’s continued employment (and lack of notice of resignation or termination) until such payment date. Payment of vested performance shares as part of the 2004-2006 Award generally will occur as soon as practicable after the date the performance shares become vested, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such payment date. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

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

One-third ( 1/3) of the performance shares will become vested upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2005, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2005 (the ‘‘2005 Award’’). If the Company fails to reach the ROE target for the 2005 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest for the 2005 Award if the ROE for the 2005 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. The 2005 ROE target was not met, therefore one-third of the grant has been forfeited.

Two-thirds ( 2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2007, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2005, 2006 and 2007 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2005-2007 Award’’). If the Company fails to achieve the average annual ROE target for the 2005, 2006 and 2007 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved, for example, with 10% awarded at 66.67%. However, no performance shares will vest for the 2005-2007 Award if the actual average annual ROE for the 2005, 2006 and 2007 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms. It is unlikely that the remaining two-thirds of the grant of the 2005 performance share awards will be eligible for vesting due to our losses in 2005.

Payment of vested performance shares as part of the 2005 Award shall be paid at the same time as the performance shares part of the 2005-2007 Award are paid (or would have been paid had all or a portion of the 2005-2007 Award vested), subject to the participant’s continued employment (and lack of notice of resignation or termination) until such payment date. Payment of vested performance shares as part of the 2005-2007 Award generally will occur as soon as practicable after the date the performance shares become vested, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such payment date. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

2006 Performance Share Awards.    On February 16, 2006, we granted an aggregate of 324,465 performance share awards to various officers and other employees pursuant to the 2003 Share Incentive Plan. We granted an additional 1,042 performance share awards on August 4, 2006. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third ( 1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31,

2006, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2006 (the ‘‘2006 Performance Award’’). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will become eligible for vesting based on the percentage of target ROE achieved, for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will become eligible for vesting for the 2006 Performance Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. One-third of the grant based on the ROE target for 2006 is available for vesting as the 2006 ROE target was achieved.

Two-thirds ( 2/3) of the performance shares will become eligible for vesting and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the board of directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2006-2008 Performance Award’’). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will become eligible for vesting based on the percentage of the average annual ROE target achieved, for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will be eligible for vesting for the 2006-2008 Performance Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

Performance shares which are eligible for vesting, as described above, as part of the 2006 Performance Award and the 2006-2008 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such 2008 ROE is approved by the board of directors or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

Employment-Related Agreements

The following information summarizes the (i) service agreements for Messrs. O’Kane and Cusack, which commenced on September 24, 2004, (ii) amended and restated service agreement for Julian Cusack that will become effective when a successor Chief Financial Officer is in place, (iii) service agreement for Mr. Sinclair dated August 4, 2006, (iv) employment agreement for Mr. Boornazian which commenced on January 12, 2004, (v) service agreement for Mr. Few which commenced on March 10, 2005 and (vi) the service agreement for Ms. Davies which commenced on May 19, 2006 and the compromise agreement dated May 19, 2006. In respect of each of the agreements with Messrs. O’Kane, Cusack, Sinclair, Few and Boornazian and Ms. Davies:

(i)	in the case of Messrs. O’Kane, Cusack and Sinclair and Ms. Davies, employment terminates automatically when the employee reaches 65 years of age, but in the case of Mr. Few employment will terminate automatically when the employee reaches 60 years of age;

(ii)	in the case of Messrs. O’Kane, Cusack, Sinclair and Few and Ms. Davies, employment may be terminated for cause if:

•	the employee becomes bankrupt, is convicted of a criminal offence, commits serious misconduct or other conduct bringing the employee or Aspen Holdings or any of its subsidiaries into disrepute;

•	the employee materially breaches any provisions of the service agreement or conducts himself in a manner prejudicial to the business;

•	the employee is disqualified from being a director in the case of Messrs. O’Kane and Cusack and Ms. Davies;

•	the employee breaches any code of conduct or ceases to be registered by any regulatory body; or

•	the employee materially breaches any provision of the shareholder’s agreement with Aspen Holdings;

(iii)	in the case of Mr. Boornazian employment may be terminated for cause if:

•	the employee’s willful misconduct is materially injurious to Aspen Re America or its affiliates;

•	the employee intentionally fails to act in accordance with the direction of the Chief Executive Officer or board of directors;

•	the employee is convicted of a felony;

•	the employee violates a law, rule or regulation that governs Aspen Re America’s business, has a material adverse effect on Aspen Re America’s business, or disqualifies him from employment; or

•	the employee intentionally breaches a non-compete or non-disclosure agreement;

(iv)	in the case of Messrs. O’Kane, Cusack, Sinclair and Few and Ms. Davies, employment may be terminated by the employee without notice for good reason if:

•	the employee’s annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee’s duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his position;

•	the employee is removed from any of his positions or is not elected or reelected to such positions;

•	an adverse change in the employee’s reporting relationship occurs in the case of Messrs. O’Kane, Cusack (under his current service agreement) and Few and Ms. Davies; or

•	the employee is required to relocate more than 50 miles from the employee’s current office;

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee;

(v)	in the case of Mr. Boornazian, employment may be terminated by the employee for good reason upon 90 days’ notice if:

•	there is a material diminution in the employee’s duties, authority, responsibilities or title;

•	the employee’s annual salary is reduced; or

•	there is a material breach by the company of the employment agreement;

(vi)	in the case of Messrs. O’Kane and Cusack (under his current service agreement), if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to receive accrued salary and benefits, and an amount equal to two times the sum of the employee’s highest salary during the term of the agreement and the average annual bonus paid to the executive in the previous three years (or lesser period if employed less than three years). Fifty percent of this severance payment is paid to the employee within 14 days of the execution by the employee of a valid release and the remaining 50% is paid in four equal installments during the 12 months following the first anniversary of the date of termination, conditional on the employee complying with the non-solicitation provisions applying during that period;

(vii)	in the case of Messrs. Cusack (under his future service agreement), Few and Sinclair, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of (x) the employee’s highest salary rate during the term of the agreement and (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination, and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment;

(viii)	in the case of Mr. Cusack (under his future service agreement), if he is terminated without cause or resigns with good reason (as defined in the agreement) within 12 months of his becoming Chairman of Aspen Bermuda, the entitlements in (vii) above will be multiplied by two;

(ix)	in the case of Ms. Davies, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of two times (x) the employee’s highest salary rate during the term of the agreement and (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination, and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment;

(x)	in the case of Messrs O’Kane, Cusack, Sinclair and Few, if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, the employee may be entitled to excise tax gross-up payments;

(xi)	the agreements contains provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(xii)	in the case of Messrs. O’Kane, Cusack, Sinclair and Few, the employees have for the benefit of their respective beneficiaries life cover of four times their basic salary which is fully insured by the Company and there are no key man insurance policies in place.

Christopher O’Kane.    Mr. O’Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer and director of both companies, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. O’Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O’Kane’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen’s pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board of directors may determine. Effective April 1, 2007, Mr. O’Kane’s salary will be £416,000.

Julian Cusack.    Mr. Cusack entered into a service agreement with Aspen Holdings under which he has agreed to serve as Executive Vice President, Group Chief Financial Officer and director of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Cusack shall be paid an annual salary of $342,000 and £30,000, both subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of $180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. Mr. Cusack’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in Aspen’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our board of directors may determine. Effective April 1, 2007, Mr. Cusack’s salary will be $412,000 plus £30,000.

Mr. Cusack has agreed an amended and restated service agreement with Aspen Holdings under which he has agreed to serve as Chairman of Aspen Bermuda. This new agreement will become effective when a successor Chief Financial Officer is in place. The terms of the future agreement are substantially similar to those of the current agreement, except that Mr. Cusack will be paid an annual salary of $300,000 and the reimbursement of housing costs in Bermuda will be limited to $144,000 per annum.

Brian Boornazian.    Mr. Boornazian entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President and Chief Underwriting Officer, Property Reinsurance, of Aspen Re America for a three-year term, with annual extensions thereafter. The agreement originally provided that Mr. Boornazian will be paid an annual salary of $330,000, subject to review from time to time, as well as a discretionary bonus, and shall be eligible to participate in all incentive compensation, retirement and deferred compensation plans available generally to senior officers. Effective April 1, 2007, Mr. Boornazian’s salary will be $440,000.

James Few.    Mr. Few entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months’ notice by either party. The agreement originally provided that Mr. Few will be paid an annual salary of $400,000 which is subject to review from time to time. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our board of directors may determine. Effective April 1, 2007, Mr. Few’s salary will be $440,000.

Sarah Davies.    Ms. Davies entered into a service agreement in her new role as Director of Research and Development and Business Change on May 19, 2006. In connection with her change in role, she also entered into a compromise agreement on the same date. The service agreement provided that for the first 12 months following Ms. Davies assuming the position of Director of Research and Development and Business Change, Ms. Davies was paid a base salary of £193,000 per year. Ms. Davies also received a payment of £250,000 by the Company for co-operation in moving to a new role as Director of Research and Development and Business Change, of which £182,190 was paid directly into the Aspen UK pension plan on her behalf. Because Ms. Davies’ employment was terminated, Ms. Davies was entitled to receive severance in accordance with the terms of her existing service agreement, reduced by (a) £250,000 referred to above and (b) the amount of her 2005 bonus. 50% of this severance payment is paid to Ms. Davies within 14 days of the execution by Ms. Davies of a valid release. Because her employment was terminated, Ms. Davies’ non-compete will prohibit her only from working for a Bermuda-headquartered, property or casualty insurance or reinsurance company whose shares are listed on the New York Stock Exchange or NASDAQ.

Stuart Sinclair.    Mr. Sinclair entered into a service agreement with Aspen Insurance UK Services Limited under which he has agreed to serve as President and Chief Operating Officer, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Sinclair shall be paid an annual salary of £375,000, subject to review from time to time. Mr. Sinclair’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally. The service agreement also provides for a discretionary bonus, based on a bonus potential of 125% which may be exceeded, to be awarded annually as the Compensation Committee of our board of directors may determine. Effective April 1, 2007, Mr. Sinclair’s salary will be £390,000.

Retirement Benefits

We do not have a defined benefit plan. Generally, retirement benefits are provided to our named executive officers according to their home country.

United Kingdom.    In the U.K. we have a defined contribution plan which was established in 2005 for our U.K. employees. All permanent and fixed term employees are eligible to join the plan. Messrs. O’Kane, Cusack, Sinclair and Few and Ms. Davies were all participants in the plan during 2006. The employee contributes 3% of their base salary into the plan. The employer contributions made to the pension plan are based on a percentage of base salary based on the age of the employee. There are two scales, a standard scale for all U.K. participants and a directors’ scale which applies to certain key senior employees who were founders of the Company or who are executive directors of our board of directors. Messrs O’Kane, Cusack and Sinclair and Ms. Davies were paid employer contributions based on the directors’ scale.

Scale	Employee Contribution— Percentage of Salary	Age of Employee	Company Contribution— Percentage of Employee’s Salary
Standard Scale	3%	18 – 19	5%
	3%	20 – 24	7%
	3%	25 – 29	8%
	3%	30 – 34	9.5%
	3%	35 – 39	10.5%
	3%	40 – 44	12%
	3%	45 – 49	13.5%
	3%	50 – 54	14.5%
	3%	55 plus	15.5%
Director Scale	3%	20 – 24	7%
	3%	25 – 29	8%
	3%	30 – 34	9.5%
	3%	35 – 39	12%
	3%	40 – 44	14%
	3%	45 – 49	16%
	3%	50 – 54	18%
	3%	55 plus	20%

The employee and employer contributions are paid to individual investment accounts set up in the name of the employee. Employees may choose from a selection of investment funds although the day-to-day management of the investments are undertaken by professional investment managers. At retirement this fund is then used to purchase retirement benefits.

If an employee leaves the Company before retirement all contributions to the account will cease. If an employee has at least two years of qualifying service, the employee has the option of (i) keeping his or her account, in which case the full value in the pension will continue to be invested until retirement age, or (ii) transferring the value of the account either to another employer’s approved pension plan or to an approved personal pension plan. Where an employee leaves the Company with less than two years of service, such employee will receive a refund equal to the part of their account which represents their own contributions only. This refund is subject to U.K. tax and social security.

In the event of death in service before retirement, the pension plan provides a lump sum death benefit equal to four times the employee’s basic salary, plus, where applicable, a dependent’s pension equal to 30% of the employee’s basic salary and a children’s pension equal to 15% of the employee’s basic salary for one child and up to 30% of the employee’s basic salary for two or more children. Under U.K. legislation, these benefits are subject to notional earnings limits (currently £105,600 for

2005/2006). Where an employee’s basic salary is greater than the notional earnings maximum, an additional benefit is provided through a separate cover outside the pension plan.

United States.    In the U.S. we operate a 401(k) plan. Employees of Aspen U.S. Services are eligible to participate in this plan. Mr. Boornazian participates in this plan.

Participants may elect a salary reduction contribution into the 401(k) plan. Their taxable income is then reduced by the amount contributed into the plan. This lets participants reduce their current federal and most state income taxes. The 401(k) safe harbor plan allows employees to contribute a percentage of their salaries (up to the maximum deferral limit set forth in the plan). We make a qualified matching contribution of 100% of the employees’ salary reduction contribution up to 3% of their salary, plus a matching contribution of 50% of the employees’ salary reduction contribution from 3% to 5% of their salary for each payroll period. The employer’s matching contribution is subject to limits based on the employees’ earnings as set by the IRS annually. Participants are always fully vested in their 401(k) plan with respect to their contributions and the employer’s matching contributions.

Discretionary profit sharing contributions are made annually to all employees by Aspen U.S. Services and are based on the following formula:

Age of Employee	Contribution by the Company as a Percentage of Employee’s Salary
20 – 29	3%
30 – 39	4%
40 – 49	5%
50 and older	6%

Profit sharing contributions are paid in the first quarter of each year in respect the previous fiscal year. The profit sharing contributions are subject to a limit based on the employees’ earnings as set by the IRS annually. The profit sharing contributions are subject to the following vesting schedule:

Years of Vesting Service	Vesting Percentage
Less than 3 years	0%
3 years	100%

Once the employee has three years of service their profit sharing contributions are fully vested and all future contributions are vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase ordinary shares and other stock awards by the named executive officers during the twelve months ended December 31, 2006:

		Option Awards							Stock Awards
Name	Year of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Christopher O’Kane	2003	815,582		141,534	34,714		$16.20	08/20/2013			—		—
	2004	23,603			—	(3)	$24.44	12/23/2014			640	(4)	$16,870
	2005	—	(5)		—	(5)	$25.88	03/03/2015			2,668	(6)	$70,328
	2006	—			95,140		$23.65	02/16/2016			6,342		$167,175
Julian Cusack	2003	278,085		48,259	11,836		$16.20	08/20/2013			—		—
	2004	14,162			—	(3)	$24.44	12/23/2014			384	(4)	$10,122
	2005	—	(5)		—	(5)	$25.88	03/03/2015			2,065	(6)	$54,433
	2006	—			64,027		$23.65	02/16/2016			4,268		$112,504
Stuart Sinclair	2006	—			142,158		$23.19	08/04/2016	15,935	$420,047	1,042		$27,467
Brian Boornazian	2004	7,868			—	(3)	$24.44	12/23/2014			1,920	(4)	$50,611
	2005	—	(5)		—	(5)	$25.88	03/03/2015			5,395	(6)	$142,212
	2006	—			56,250		$23.65	02/16/2016			3,750		$98,850
James Few	2003	80,528		13,974	3,428		$16.20	08/20/2013			—		—
	2004	35,404			—	(3)	$24.44	12/23/2014			960	(4)	$25,306
	2005	—	(5)		—	(5)	$25.88	03/03/2015			3,733	(6)	$98,402
	2006	—			68,773		$23.65	02/16/2016			5,596		$147,511
Sarah Davies (7)	2003	260,620		45,227	11,093		$16.20	08/20/2013			—		—
	2004	14,162			—	(3)	$24.44	12/23/2014			—		—
	2005	—	(5)		—	(5)	$25.88	03/03/2015			—		—
	2006	—			37,500		$23.65	02/16/2016			—		—

(1)	For a description of the terms of the grants and the related vesting schedule, see ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan’’ above.

(2)	Calculated based upon the closing price of $26.36 per share of the Company’s ordinary shares at December 29, 2006, less the option exercise price.

(3)	As the performance targets for the 2004 options were not fully met based on the 2004 ROE achieved, 51.48% of the grant vested and the remaining portion of the grant was forfeited.

(4)	With respect to the 2004 performance shares, of which one-third of the grant is earned based on the achievement of the 2004 ROE target and two-thirds have a performance condition based on an average three-year (2004-2006) ROE, the amount represents 17.16% of the total grant of 2004 performance shares which will vest in the first quarter of 2007. The remainder of the 2004 performance share grants is forfeited due to the non-achievement of performance targets.

(5)	As the performance targets have not been met, the 2005 options were forfeited.

(6)	With respect to the 2005 performance shares, of which one-third of the grant is earned based on the achievement of the 2005 ROE target and two-thirds have a performance condition based on an average three-year (2005-2007) ROE, one-third of the grants has been forfeited as the 2005 ROE target has not been met. The amounts presented in the table assume that the performance conditions of the remaining two-thirds of the grant will be met. It is unlikely that the 2005 performance share awards will be eligible for vesting due to our losses in 2005.

(7)	As Ms. Davies’s employment with the Company was terminated as of December 31, 2006, all performance shares have been forfeited as such performance shares are only issuable upon vesting subject to the employee’s continued employment at the time of vesting.

Option Exercised and Stock Vested

The following table summarizes stock option exercises and share issuances by our named executive officers during the twelve months ended December 31, 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Christopher O’Kane	—	—	—	—
Julian Cusack	—	—	—	—
Stuart Sinclair	—	—	7,968	$212,506.56
Brian Boornazian	—	—	8,160	$217,627.20
James Few	—	—	—	—
Sarah Davies	—	—	—	—

(1)	The restricted share units for Messrs. Sinclair and Boornazian vested on December 31, 2006. The market value was calculated based on the closing price of $26.67 on January 3, 2007, the next trading date on the NYSE.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2006, the following individuals would be entitled to payments and to accelerated vesting of their outstanding equity awards, as described in the below table:

	Christopher O’Kane				Julian Cusack				Stuart Sinclair
	Total Cash Payout		Value of Accelerated Equity Awards		Total Cash Payout		Value of Accelerated Equity Awards		Total Cash Payout		Value of Accelerated Equity Awards
Termination without Cause (or other than for Cause) or for Good Reason (1)	$2,949,600	(5)	—		$1,606,109	(7)	—		$1,078,448	(9)	—
Death (2)	$1,106,100		—		$523,601		—		$864,141		—
Disability (3)	$368,700		—		$227,653		—		$345,656		—
Change in Control (4)	$2,949,600	(5)	$2,263,035	(6)	$1,606,109	(7)	$906,705	(8)	$1,078,448	(9)	$898,155	(10)

(1)	For a description of termination provisions, see ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Employment-Related Agreements’’ above.

(2)	In respect of death, the executives are entitled to the prorated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2006.

(3)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.

(4)	The total cash payout and the acceleration of vesting are provided only if the employment of the above named executive is terminated by the Company without Cause or by the executive with Good Reason within the six-month period prior to a change in control or within a two-year period after a change in control. The occurrence of any of the following events constitutes a ‘‘Change in Control’’:

(A) the sale or disposition, in one or a series of related transactions, of all or substantially all, of the assets of the Company to any person or group (other than (x) any subsidiary of the Company or (y) any entity that is a holding company of the Company (other than any holding company which became a holding company in a transaction that resulted in a Change in Control) or any subsidiary of such holding company);

(B) any person or group is or becomes the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the voting shares of the Company (or any entity which is the beneficial owner of more than 50% of the combined voting power of the voting shares of the Company), including by way of merger, consolidation, tender or exchange offer or otherwise; excluding, however, the following: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (iv) any acquisition by a person or group if immediately after such acquisition a person or group who is a shareholder of the Company on the effective date of our Share Incentive Plan continues to own voting power of the voting shares of the Company that is greater than the voting power owned by such acquiring person or group;

(C) the consummation of any transaction or series of transactions resulting in a merger, consolidation or amalgamation, in which the Company is involved, other than a merger, consolidation or amalgamation which would result in the shareholders of the Company immediately prior thereto continuing to own (either by remaining outstanding or by being converted into voting securities of the surviving entity), in the same proportion as immediately prior to the transaction(s), more than 50% of the combined voting power of the voting shares of the Company or such surviving entity outstanding immediately after such merger, consolidation or amalgamation; or

(D) a change in the composition of the Board such that the individuals who, as of the effective date of the Share Incentive Plan, constitute the board of directors (such board of directors shall be referred to for purposes of this section only as the ‘‘Incumbent Board’’) cease for any reason to constitute at least a majority of the Board; provided, however, that for purposes of this definition, any individual who becomes a member of the board of directors subsequent to the Effective Date, whose election, or nomination for election, by a majority of those individuals who are members of the board of directors and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of the Incumbent Board; and, provided further, however, that any such individual whose initial assumption of office occurs as the result of or in connection with either an actual or threatened election contest (as such terms are used in Rule 14a-11 or Regulation 14A of the Act) or other actual or threatened solicitation of proxies or consents by or on behalf of an entity other than the board of directors shall not be so considered as a member of the Incumbent Board.

(5)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. O’Kane for the previous three years ($491,600) plus twice the sum of the highest salary paid during the term of the agreement ($737,400) and the average bonus actually earned during three years immediately prior to termination ($491,600). Mr. O’Kane’s agreement includes provisions with respect the treatment of ‘‘parachute payments’’ under the U.S. Internal Revenue Code. As Mr. O’Kane is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(6)	Represents the acceleration of vesting of the unearned portion of the 2003 options, the 2004 performance shares and the entire grant of the 2006 options and 2006 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 29, 2006 of $26.36. With respect to performance shares, the value is based on the closing price of our shares on December 29, 2006. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as one-third of the grant based on a one-year 2005 ROE target has not been met and was therefore forfeited, and it is unlikely that two-thirds of the grant based on an average 2005-2007 ROE will be met and (iii) 2004 options, as the unearned portion vested as at December 31, 2006, and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

(7)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Cusack for the previous three years ($231,833) plus twice the sum of the highest salary paid during the term of the agreement ($455,305) and the average bonus actually earned during three years immediately prior to termination ($231,833). Mr. Cusack’s agreement includes provisions with respect the treatment of ‘‘parachute payments’’ under the U.S. Internal Revenue Code. As Mr. Cusack is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(8)	Represents the acceleration of vesting of the unearned portion of the 2003 options and the entire grant of 2006 options and 2006 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 29, 2006 of $26.36. With respect to performance shares, the value is based on the closing price of our shares on December 29, 2006. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as one-third of the grant based on a one-year 2005 ROE target has not been met and was therefore forfeited, and it is unlikely that two-thirds of the grant based on an average 2005-2007 ROE will be met and (iii) 2004 options, as the unearned portion vested as at December 31, 2006, and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

(9)	Represents Mr. Sinclair’s guaranteed 2006 bonus ($387,135), as Mr. Sinclair was hired in 2006 and therefore an average bonus over a three-year period is not applicable, plus the sum of the highest salary paid during the term of the agreement ($691,313).

(10)	Represents the acceleration of vesting of the unearned portion of Mr. Sinclair’s restricted share units granted in 2006 and the entire grant of 2006 options and 2006 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 29, 2006 of $26.36. With respect to the restricted share units and performance shares, the value is based on the closing price of our shares on December 29, 2006.

	Brian Boornazian			James Few
	Total Cash Payout		Value of Accelerated Equity Awards	Total Cash Payout		Value of Accelerated Equity Awards
Termination without Cause (or other than for Cause) or for Good Reason (1)	$786,250	(2)	—	$948,232	(5)	—
Death	$573,750	(3)	—	$483,000	(6)	—
Disability	$573,750	(3)	—	$210,000	(7)	—
Change in Control	—	(4)	—	$948,232	(5)(8)	$515,675	(8)(9)

(1)	For a description of termination provisions, see ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Employment-Related Agreements’’ above.

(2)	Represents 100% of the bonus potential for 2006 and 50% of annual base salary.

(3)	Mr. Boornazian would be entitled to the prorated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2006.

(4)	Mr. Boornazian’s employment agreement does not contain provisions relating to change in control.

(5)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Few for the previous three years ($264,116) plus the sum of the highest salary paid during the term of the agreement ($420,000) and the average bonus actually earned during three years immediately prior to termination ($264,116).

(6)	In respect of death, Mr. Few would be entitled to the prorated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of bonus potential for 2006.

(7)	In respect of disability, Mr. Few would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.

(8)	Same as Footnote 4 in the table above.

(9)	Represents the acceleration of vesting of the unearned portion of the 2003 options and the entire grant of 2006 options and 2006 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 29, 2006 of $26.36. With respect to performance shares, the value is based on the closing price of our shares on December 29, 2006. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as one-third of the grant based on a one-year 2005 ROE target has not been met and was therefore forfeited, and it is unlikely that two-thirds of the grant based on an average 2005-2007 ROE will be met and (iii) 2004 options, as the unearned portion vested as at December 31, 2006, and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. A change in control does not affect the amount or timing of these cash severance payments.

Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)	Bonus	Stock Awards ($)(1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)	Grant Date Fair Value of 2006 Stock Awards (#) (3)	Grant Date Fair Value of 2006 Options (#) (4)
Julian Avery (5)	$70,000			$3,778		$73,778	—	$18,804
John Cavoores (6)	$11,667			—		$11,667	—	—
Ian Cormack (7)	$95,000			$39,546		$134,546	—	$18,804
Heidi Hutter (8)	$84,375			$75,323		$159,698	—	$18,804
Glyn Jones (9)	$11,667			—		$11,667	—	—
David Kelso (10)	$80,000			$3,778		$83,778	—	$18,804
Prakash Melwani (11)	$75,000			$3,778		$78,778	—	$18,804
Paul Myners (12)	$232,281	$276,525	$(2,140)	$305,333		$811,999	$18,485	$88,661
Norman Rosenthal (13)	$80,625			$39,546		$120,171	—	$18,804
Kamil Salame (14)	$70,000			$3,778		$73,778	—	$18,804

(1)	Consists of performance share awards. Valuation is based on the FAS 123(R) cost of all outstanding awards as recognized in Note 14 of our financial statements, without regard to forfeiture assumptions.

(2)	Consists of stock options. Valuation is based on the FAS 123(R) cost of all outstanding options as recognized in Note 14 of our financial statements, without regard to forfeiture assumptions.

(3)	Valuation is based on the dollar amount of performance share awards granted in 2006 recognized for financial statement purposes pursuant to FAS 123(R). For performance share awards on February 16, 2006, the FAS 123(R) value is $21.85. Refer to Note 14 of our financial statements with respect to our performance share awards.

(4)	Valuation is based on the dollar amount of option grants in 2006 recognized for financial statement purposes pursuant to FAS 123(R). The FAS 123(R) is determined based on the Black-Scholes value on the date of grant. Refer to Note 14 of our financial statements with respect to our performance share awards and restricted share units.

(5)	Annual fee of $70,000 is paid to non-executive directors. Mr. Avery holds 4,435 outstanding unvested options as at December 31, 2006.

(6)	Represents the pro rata amount of the annual fee, as Mr. Cavoores joined our board of directors on October 30, 2006.

(7)	Annual fee of $70,000 and $25,000 fee for serving as the Audit Committee Chairman. Mr. Cormack holds a total of 45,175 options as at December 31, 2006, of which 33,501 options have vested.

(8)	Annual fee of $70,000, $10,000 for serving as a member of the Audit Committee and the pro rated amount of $5,000 for serving as the Chair of the Risk Committee as of February 16, 2006. Eighty percent of the total compensation is paid to The Black Diamond Group LLC, of which Ms. Hutter is the Chief Executive Officer. Ms. Hutter holds a total of 85,925 options as at December 31, 2006, of which 67,009 options have vested.

(9)	Represents the pro rata amount of the annual fee, as Mr. Jones joined our board of directors on October 30, 2006.

(10)	Annual fee of $70,000 and $10,000 for serving as a member of the Audit Committee. Mr. Kelso holds 4,435 outstanding unvested options as at December 31, 2006.

(11)	Annual fee of $70,000 and $5,000 fee for serving as the Compensation Committee Chairman. Mr. Melwani holds 4,435 outstanding unvested options as at December 31, 2006. All compensation due to Mr. Melwani is paid directly to Blackstone, Mr. Melwani’s employer.

(12)	Represents an annual salary of £126,000 and a bonus of £150,000 (converted at £1:$1.8435). Mr. Myners was granted stock options and performance share awards under the 2003 Share Incentive Plan on February 16, 2006. As at December 31, 2006, Mr. Myners holds a total of 326,794 options, of which 258,293 options have vested, and 846 performance share awards.

(13)	Annual fee of $70,000, $10,000 for serving as a member of the Audit Committee and the pro rated amount of $5,000 for serving as the Chair of the Corporate Governance Committee until February 28, 2006. Mr. Rosenthal holds a total of 45,175 options as at December 31, 2006, of which 33,501 options have vested.

(14)	Annual fee of $70,000. Mr. Salame holds 4,435 outstanding unvested options as at December 31, 2006. All compensation due to Mr. Salame is paid directly to CSFB Private Equity, Mr. Salame’s employer.

Summary of Non-Employee Director Compensation

Annual Fees.    The compensation of non-executive directors is benchmarked against comparable companies, taking into account complexity, time commitment and committee duties. With effect from July 1, 2005, members of our board of directors who are not otherwise affiliated with the Company as employees or officers were paid an annual fee of $70,000. The chairman of each committee of our board of directors other than the Audit Committee received an additional $5,000 per annum and the Audit Committee chairman received an additional $25,000 per annum. Other members of the Audit Committee also will receive an additional $10,000 per annum for service on that Committee. Mr. Myners received an annual salary of £126,000 and a bonus of £150,000 for 2006 for serving as Chairman of our board of directors. Mr. Myners’ annual salary for 2007 will be £150,000.

Non-Employee Directors Stock Option Plan.    At our annual general meeting of shareholders held on May 25, 2006, our shareholders approved the 2006 Stock Option Plan for non-employee directors of the Company (‘‘2006 Stock Option Plan’’) under which a total of 400,000 ordinary shares may be issued in relation to options granted under the 2006 Stock Option Plan.

Following the annual general meeting of our shareholders, on May 25, 2006, our board of directors approved the grant of 4,435 options under the 2006 Stock Option Plan for each of the non-employee directors, other than Mr. Myners, our Chairman. With respect to the options granted to Mr. Melwani and Mr. Salame, the options were issued in the name of Blackstone and Credit Suisse, respectively, their employers, and through which they were originally appointed to the board of directors. Eighty percent of the options granted to Ms. Hutter were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Messrs. Cavoores and Jones were not members of the board of directors at the time of grant, and therefore did not receive any options. The exercise price is $21.96, the average of the high and low prices of the Company’s ordinary shares on the date of grant (May 25, 2006). Subject to the grantee’s continued service as a director, the options will vest on the third anniversary of the grant date.

Compensation Committee Interlocks and Insider Participation

Mr. Melwani is a member of our Compensation Committee. During 2006, we invested approximately $75 million of our assets in funds of hedge funds with an affiliate of Blackstone, one of our principal shareholders. Mr. Melwani, a non-executive director of the Company, is a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. In 2007, we made further investments in funds of hedge funds affiliated with Blackstone in the amount of $150 million. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

Compensation Committee Report

The following report is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

Our Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Securities Act with management.

Based on the review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Compensation Committee Prakash Melwani (Chair) Julian Avery Glyn Jones Kamil Salame

February 22, 2007

Audit Committee Report

The following report is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the board of directors with respect to the Company’s financial statements for the year ended December 31, 2006. The Audit Committee held five meetings in 2006.

The Audit Committee has established a Charter which outlines its primary duties and responsibilities. The Audit Committee Charter, which has been approved by the Board, is reviewed at least annually and is updated as necessary.

Company management is responsible for the preparation and presentation of complete and accurate financial statements. The Company’s independent registered public accounting firm, KPMG Audit Plc, is responsible for performing an independent audit of the Company’s financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and for issuing a report on their audit.

In performing its oversight role in connection with the audit of the Company’s financial statements for the year ended December 31, 2006, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61; and (3) reviewed and discussed with the independent registered public accounting firm the matters required by Independence Standards Board Statement No. 1. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for filing with the United States Securities and Exchange Commission (‘‘SEC’’) and for presentation to the shareholders at the 2007 Annual General Meeting.

Audit Committee Ian Cormack (Chair) Heidi Hutter David Kelso Norman L. Rosenthal

February 22, 2007

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 1, 2007 (including, in this table only, options that would be exercisable by March 3, 2007) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 1, 2007, 87,815,157 ordinary shares were outstanding.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares (2)	Percentage of Ordinary Shares Outstanding (2)
The Blackstone Group (3)	11,415,248	13.00%
345 Park Avenue, 31st Floor New York, NY 10154
FMR Corp (4)	9,149,972	10.42%
82 Devonshire Street Boston, MA 02109
Candover Investments plc, its subsidiaries and funds under management (5)	6,074,493	6.92%
20 Old Bailey London EC4M 7LN United Kingdom
Snow Capital Management, L.P. (6)	5,490,197	6.25%
2100 Georgetowne Drive, Suite 400 Sewickley, PA 15143
Credit Suisse (7)	4,446,233	5.06%
11 Madison Avenue, 16th Floor New York, NY 10010
Paul Myners (8)	350,702	*
Christopher O’Kane (9)	870,355	1.00%
Julian Cusack (10)	305,671	*
Stuart Sinclair	7,968	*
Brian Boornazian (11)	31,237	*
James Few (12)	120,222	*
Julian Avery	—	*
John Cavoores	—	*
Ian Cormack (13)	35,671	*
Heidi Hutter (14)	71,349	*
Glyn Jones	—	*
David Kelso	2,000	*
Prakash Melwani (15)	—	*
Norman Rosenthal (16)	40,351	*
Kamil M. Salame (17)	—	*
All directors and executive officers as a group (21 persons)	1,988,076	2.22%

*	Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance UK Limited, 30 Fenchurch Street, London EC3M 3BD, United Kingdom. The address for Messrs. Cusack and Few is c/o Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda.

(2)	Represents the outstanding ordinary shares. With respect to the directors and officers, includes the vested options exercisable for ordinary shares.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	Includes 8,707,805 ordinary shares held by BCP Excalibur Holdco (Cayman) Limited, 660,956 ordinary shares held by BFIP Excalibur Holdco (Cayman) Limited, 399,356 ordinary shares held by BGE Excalibur Holdco (Cayman) Limited and 1,647,131 ordinary shares held by BOCP Excalibur Holdco (Cayman) Limited. Blackstone FI2 Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership (‘‘BCP III’’), Blackstone FI Offshore Capital Partners (Cayman) L.P., a Cayman Islands exempted limited partnership (‘‘BOCP III’’) and Blackstone Family Investment Partnership (Cayman) III L.P., a Cayman Islands exempted limited partnership (‘‘BFIP III’’), are the sole members of BCP Excalibur Holdco (Cayman) Limited, BOCP Excalibur Holdco (Cayman) Limited, and BFIP Excalibur Holdco (Cayman) Limited, respectively. Blackstone Management Associates (Cayman) III L.P., a Cayman Islands limited partnership (‘‘BMA III’’) is the sole general partner of each of BCP III and BFIP III, and the sole investment general partner of BOCP III. As the sole general partner of BMA III and the sole member of BGE Excalibur II Limited, a Cayman Islands exempted limited company, which itself is the sole director and sole voting member of BGE Excalibur Holdco (Cayman) Limited, a Cayman Islands exempted limited company (‘‘BGE’’), Blackstone LR Associates (Cayman) III LDC, a Cayman Islands limited duration company (‘‘BLR III’’) may be deemed to be the beneficial owner of 11,415,248 ordinary shares. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BLR III (the ‘‘Blackstone Founding Members’’) and have the shared power to vote or to direct the vote of, and to dispose or to direct the disposition of, the shares of the identified class of securities that may be deemed to be beneficially owned by BLR III. As a result, the Blackstone Founding Members may be deemed to beneficially own the ordinary shares that BLR III may be deemed to beneficially own, but they disclaim any such beneficial ownership except to the extent of their individual pecuniary interest in such ordinary shares.

(4)	As filed with the SEC on Schedule 13G by FMR Corp. on February 14, 2007, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Adviser Act of 1940, is the beneficial owner of 7,463,272 ordinary shares, as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. is the beneficial owner of 27,700 ordinary shares. Pyramis Global Advisors, LLC, 53 State Street, Boston, MA, 02109, an indirect wholly-owned subsidiary of FMR Corp., is the beneficial owner of 147,400 ordinary shares. Pyramis Global Advisors Trust Company, 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR Corp., is the beneficial owner of 687,100 ordinary shares. Fidelity International Limited, Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based is the beneficial owner of 824,500 ordinary shares.

(5)	Includes 681,398 ordinary shares held by Candover Investments plc, 30,996 ordinary shares held by Candover (Trustees) Limited, 133,826 ordinary shares held by Candover 2001 GmbH & Co. KG, 406,054 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 5 Limited Partnership, 97,182 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 4 Limited Partnership, 343,070 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 3 Limited Partnership, 608,511 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 2 Limited Partnership, 965,390 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 1 Limited Partnership, 552,463 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 6 Limited Partnership, 70,911 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 5 Limited Partnership, 100,654 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 4 Limited Partnership, 1,018,463 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 3 Limited Partnership, 317,982 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 2 Limited Partnership and 747,593 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 1 Limited Partnership, but excludes 16,794 ordinary shares held by Mourant & Co. Trustees Limited (‘‘Mourant’’) as trustee of The Candover 2001 Employee Benefit Trust.

(6)	As filed with the SEC on Schedule 13G by Snow Capital Management, L.P. on February 5, 2007.

(7)	Includes 524,596 ordinary shares held by MBP III Plan Investors, L.P., 19,958 ordinary shares held by Millennium Partners II, L.P., 29,363 ordinary shares held by DLJ MB Partners III GmbH & Co. KG, 44,253 ordinary shares held by DLJ Offshore Partners III-2, C.V., 62,132 ordinary shares held by DLJ Offshore Partners III-1, C.V., 242,096 ordinary shares held by DLJ Offshore Partners III, C.V., and 3,516,935 ordinary shares held by DLJMB Overseas Partners III, C.V., which, along with all of the shareholders named in this footnote are referred to collectively as the ‘‘DLJ Related Entities.’’ Also includes 6,900 ordinary shares held by Credit Suisse Securities (USA) LLC and certain of its affiliates other than the DLJ Related Entities. Credit Suisse, a Swiss bank, owns all the voting stock of Credit Suisse Holdings (USA), Inc. (formerly Credit Suisse First Boston (USA), Inc.) (‘‘CS-USA’’). The DLJ Related Entities are direct and indirect subsidiaries of CS-USA and merchant banking funds advised by subsidiaries of CS-USA. Credit Suisse Securities (USA) LLC, one of the underwriters in our initial public offering and senior notes offering, is a direct subsidiary of CS-USA and itself does not hold any ownership interest in either CSFB Private Equity or any of the DLJ Related Entities. Kamil Salame, one of our directors, is a partner of DLJ Merchant Banking Partners, the leveraged corporate private equity funds of Credit Suisse’s asset management business. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities.

(8)	Includes 92,409 ordinary shares and 258,293 ordinary shares issuable upon exercise of vested options held by Mr. Myners.

(9)	Includes 30,530 ordinary shares, 839,185 ordinary shares issuable upon exercise of vested options and 640 issuable performance shares, held by Mr. O’Kane.

(10)	Includes 13,040 ordinary shares, 292,247 ordinary shares issuable upon exercise of vested options and 384 issuable performance shares, held by Mr. Cusack.

(11)	Includes 21,449 ordinary shares, 7,868 ordinary shares issuable upon exercise of vested options and 1,920 issuable performance shares, held by Mr. Boornazian.

(12)	Includes 3,330 ordinary shares, 115,932 ordinary shares issuable upon exercise of vested options and 960 issuable performance shares, held by Mr. Few.

(13)	Includes 2,170 ordinary shares and 33,501 ordinary shares issuable upon exercise of vested options held by Mr. Cormack.

(14)	Ms. Hutter, one of our directors, is the beneficial owner of 870 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 3,470 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 67,009 ordinary shares.

(15)	Mr. Melwani, one of our directors, is a Senior Managing Director in the Private Equity Group of Blackstone. Mr. Melwani disclaims beneficial ownership of any of the ordinary shares or options held by Blackstone. The business address of Mr. Melwani is c/o The Blackstone Group L.P., 345 Park Avenue, 31st Floor, New York, NY 10154.

(16)	Includes 6,850 ordinary shares and 33,501 ordinary shares issuable upon exercise of vested options held by Dr. Rosenthal. Dr. Rosenthal, one of our directors, was nominated by Blackstone and appointed by the board of directors. Dr. Rosenthal disclaims beneficial ownership of any of the ordinary shares held by Blackstone. The business address of Dr. Rosenthal is c/o Norman L. Rosenthal & Associates, Inc., 415 Spruce Street, Philadelphia, PA 19106.

(17)	Mr. Salame, one of our directors, is a Managing Director in the asset management business of Credit Suisse, of which the DLJ Related Entities are a part. Mr. Salame disclaims beneficial ownership of any of the ordinary shares owned by the DLJ Related Entities and Credit Suisse Securities (USA) LLC and its affiliates. The business address of Mr. Salame is c/o DLJ Merchant Banking Partners, Credit Suisse First Boston Private Equity, Eleven Madison Avenue, 16th Floor, New York, NY 10010.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company’s 2003 Share Incentive Plan and the 2006 Stock Option Plan as of December 31, 2006. The 2003 Share Incentive Plan, as amended, and the 2006 Stock Option Plan were approved by shareholders at our annual general meetings.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	4,961,840	$16.78	4,514,713
Equity compensation plans not approved by security holders	—	—	—
Total	4,961,840	$16.78	4,514,713

Item 13.    Certain Relationships and Related Transactions, and Director Independence

We describe below some of the transactions we have entered into with parties that are related to our Company. The review and approval of any direct or indirect transactions between Aspen and related persons is governed by the Company’s Code of Conduct, which provides guidelines for any transaction which may create a conflict of interest between us and our employees, officers or directors and members of their immediate family. Pursuant to the Code of Conduct, we will review personal benefits received, personal financial interest in a transaction and certain business relationships in evaluating whether a conflict of interest exists. The Audit Committee is responsible for applying the Company’s policy and approving certain individual transactions.

Transactions with Related Persons

Hedge Fund Investment.    During 2006, we invested approximately $75 million of our assets in funds of hedge funds with an affiliate of Blackstone, one of our principal shareholders. Mr. Melwani, a non-executive director of the Company, is a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. In 2007, we made further investments in funds of hedge funds affiliated with Blackstone in the amount of $150 million. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

Director Independence

Under the NYSE Corporate Governance Standards applicable to U.S. domestic issuers a majority of the board of directors (and each member of the Audit, Compensation and Nominating and Corporate Governance Committees) must be independent. The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The board of directors may determine a director to be independent if the director has no disqualifying relationship as enumerated in the NYSE Corporate Governance Standards and if the board of directors has affirmatively determined that the director has no direct or indirect material relationship with the Company. Independence determinations are made on an annual basis at the time the board of directors approves director nominees for inclusion in the annual proxy statement and, if a director joins the board of directors between annual meetings, at such time.

Our board of directors reviews various transactions, relationships and arrangements of individual directors in determining whether they are independent. With respect to Ms. Hutter, the board of directors considered the Company’s 2006 and 2007 reinsurance transactions with Talbot Underwriting plc, as well as the insurance-related investments of Capital Partners I, L.P., of which she is a manager. With respect to Mr. Salame, the board of directors evaluated the fees paid by the Company to Credit Suisse pursuant to the credit facilities. In connection with Dr. Rosenthal’s independence, the board of directors reviewed reinsurance arrangements between the Company and affiliates of The Plymouth Rock Company. The board of directors also discussed Mr. Cavoores’ consulting arrangement with Blackstone. In addition, the board of directors considered Mr. Cormack’s role as a non-executive director of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance and Aberdeen Growth Opportunities VCT2 plc, and the current status of Mr. Avery’s prior relationship with Wellington.

The board of directors has made the determination that Messrs. Avery, Cavoores, Cormack, Jones, Kelso, Melwani and Salame, Dr. Rosenthal and Ms. Hutter are independent and have no material relationships with the Company.

The board of directors has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. In addition, the board of directors has determined that as of the date of this report all members of the Compensation Committee are independent.

Effective February 28, 2006, Mr. Myners was elected member and chairman of the Corporate Governance and Nominating Committee. As he is not deemed independent under the NYSE standards, the Corporate Governance and Nominating Committee is not composed of solely independent directors.

Item 14.    Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2006 and 2005 by KPMG Audit plc (‘‘KPMG’’), the Company’s principal accounting firm.

	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005
	($ in thousands)
Audit Fees (a)	$1,978.9	$1,791.8
Audit-Related Fees (b)	$268.8	760.3
Tax Fees (c)	—	—
All Other Fees (d)	—	—
Total Fees	$2,247.7	$2,552.1

(a)	Audit fees related to the audit of the Company’s financial statements for the twelve months ended December 31, 2006 and 2005, the review of the financial statements included in our quarterly reports on Form 10-Q during 2006 and 2005 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.

(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above).

(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.

(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

The Audit Committee has considered whether the provision of non-audit services by KPMG is compatible with maintaining KPMG’s independence with respect to the Company and has determined that the provision of the specified non-audit services is consistent with and compatible with KPMG maintaining its independence. The Audit Committee approved all services that were provided by KPMG.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements: The Consolidated Financial Statements of Aspen Insurance Holdings Limited and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and Reports on page F-1 and are filed as part of this Report.

2.	Financial Statement Schedules: The Schedules to the Consolidated Financial Statements of Aspen Insurance Holdings Limited are listed in the accompanying Index to Schedules to Consolidated Financial Statements on page S-1 and are filed as part of this Report.

3.	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005 and Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2006, filed on August 8, 2006)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.6	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.7	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.8	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.9	Form of Certificate of Designations of the Company’s Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

Exhibit Number	Description
4.10	Specimen Certificate for the Company’s Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.11	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance U.K. Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2004), to be amended and restated as of the Effective Date (as defined therein) (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006) *
10.5	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.6	Service Agreement dated May 19, 2006 among Sarah Ann Davies, Aspen Insurance UK Services Limited and Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2006) *
10.7	Compromise Agreement dated May 19, 2006 among Sarah Ann Davies, Aspen Insurance UK Services Limited and Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 22, 2006)*
10.8	Letter to Sarah Ann Davies dated May 19, 2006 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, May 22, 2006) *
10.9	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006) *
10.10	Services Agreement dated August 4, 2006 between Stuart Sinclair and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2006) *
10.11	Letter to Stuart Sinclair dated August 3, 2006 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2006) *
10.12	Aspen Insurance Holdings Limited 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005) *

Exhibit Number	Description
10.13	Five-Year Credit Agreement, dated as of August 2, 2005, by and among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005)
10.14	Amendment, dated as of April 13, 2006, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)
10.15	Commitment Increase Supplement, dated September 1, 2006, to the Credit Agreement dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006)
10.16	Quota Share Agreement between Syndicate 3030 and Aspen Insurance UK Limited, dated October 21, 2003 reflecting the slip agreement entered into on June 12, 2002 therein (incorporated herein by reference to exhibit 10.10 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.17	Slip agreement for quota share entered into June 6, 2002 between National Indemnity Company and Aspen Insurance UK Limited (incorporated herein by reference to exhibit 10.11 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.18	Qualifying Quota Share Agreement between Wellington Underwriting, Syndicate 2020 and Aspen Insurance UK Limited dated April 15, 2003 (incorporated herein by reference to exhibit 10.12 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.19	Slip Agreement for Property Risk Excess of Loss Reinsurance Quota Share Treaty between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to exhibit 10.13 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.20	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Property Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to exhibit 10.14 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.21	Slip Agreement for Quota Share Treaty of Wellington Underwriting Inc. Auto Liability Business between Aspen Insurance UK Limited and Montpelier Reinsurance Ltd., dated June 20, 2002 (incorporated herein by reference to exhibit 10.15 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.22	Form of Shareholder’s Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company’s 2005 Registration Statement on Form F-3 (Registration No. 333-122571)) *

Exhibit Number	Description
10.23	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.24	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.25	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.26	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.27	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.28	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few (incorporated herein by reference to exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2005, filed on November 9, 2005) *
10.29	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006) *
10.30	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006) *
10.32	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 26, 2006) *
10.33	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 26, 2006) *
10.34	Share Purchase Agreement, dated as of December 1, 2006, between the Company and MBP IIII Plan Investors, L.P., Millennium Partners II, L.P., DLJ MB Partners III GmbH & Co. KG, DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III C.V. and DLJMB Overseas Partners III, C.V. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 6, 2006)
10.35	Share Purchase Agreement, dated as of December 1, 2006, between the Company and BCP Excalibur Holdco (Cayman) Limited, BFIP Excalibur Holdco (Cayman) Limited, BGE Excalibur Holdco (Cayman) Limited and BOCP Excalibur Holdco (Cayman) Limited (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 6, 2006)
10.36	Master Confirmation, dated as of December 21, 2006, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program, filed with this report
10.37	Supplemental Confirmation, dated as of December 21, 2006, between the Company and Goldman, Sachs & Co. relating to the Master Confirmation, filed with this report

Exhibit Number	Description
10.38	Trade Notification, dated January 17, 2007, relating to the Master Confirmation, filed with this report
10.39	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.40	Insurance Letters of Credit—Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.41	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.42	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.43	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.44	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
21.1	Subsidiaries of the Company, filed with this report
23.1	Consent of KPMG Audit Plc, filed with this report
24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.9589, which was the closing exchange rate on December 29, 2006 for the British Pound/U.S. Dollar exchange rate as displayed on Bloomberg. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY(1)

	Last (2)	High	Low	Average (3)
Month Ended January 31, 2007	1.9655	1.9813	1.9292	1.9589
Month Ended December 31, 2006	1.9589	1.9815	1.9478	1.9630
Month Ended November 30, 2006	1.9661	1.9661	1.8886	1.9125
Month Ended October 31, 2006	1.9074	1.9074	1.8536	1.8766
Month Ended September 30, 2006	1.8723	1.9070	1.8653	1.8859
Month Ended August 31, 2006	1.9046	1.9080	1.8763	1.8932
Year Ended December 31, 2006	1.9589	1.9815	1.7199	1.8436
Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033
Year Ended December 31, 2001	1.4554	1.5049	1.3727	1.4398

(1)	Data obtained from Bloomberg LP.

(2)	‘‘Last’’ is the closing exchange rate on the last business day of each of the periods indicated.

(3)	‘‘Average’’ for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. ‘‘Average’’ for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

Date: February 22, 2007

By:	/s/ Christopher O’Kane
Name: Christopher O’Kane
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Christopher O’Kane and Julian Cusack, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith and any and all amendments thereto to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 22nd day of February, 2007.

Signature	Title
/s/ Paul Myners
Paul Myners	Chairman and Director
/s/ Christopher O’Kane
Christopher O’Kane	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Julian Cusack
Julian Cusack	Chief Financial Officer and Director (Principal Financial Officer)
/s/ Ian Campbell
Ian Campbell	Principal Accounting Officer
/s/ Julian Avery
Julian Avery	Director
/s/ John Cavoores
John Cavoores	Director
/s/ Ian Cormack
Ian Cormack	Director

Signature	Title
/s/ Heidi Hutter Heidi Hutter	Director
/s/ Glyn Jones Glyn Jones	Director
/s/ David Kelso David Kelso	Director
/s/ Prakash Melwani Prakash Melwani	Director
/s/ Norman L. Rosenthal Norman L. Rosenthal	Director
/s/ Kamil M. Salame Kamil M. Salame	Director
/s/ Stuart Sinclair Stuart Sinclair	Director

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on management’s assessment of internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aspen Insurance Holdings Limited and subsidiaries (the ‘‘Company’’) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 22, 2007

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the ‘Company’) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspen Insurance Holdings Limited’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 22, 2007

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2006	2005	2004
Revenues
Net premiums earned	$1,676.2	$1,508.4	$1,232.8
Net investment income	204.4	121.3	68.3
Realized investment losses	(8.0)	(4.4)	(3.5)
Change in fair value of derivatives	(13.1)	19.4	(4.0)
Total Revenues	1,859.5	1,644.7	1,293.6
Expenses
Insurance losses and loss adjustment expenses	(889.9)	(1,358.5)	(723.6)
Policy acquisition expenses	(322.8)	(283.2)	(212.0)
Operating and administration expenses	(167.9)	(125.9)	(93.0)
Interest on long term debt	(16.9)	(16.2)	(6.9)
Realized exchange gains/(losses)	9.5	(18.2)	5.1
Other expenses	(1.1)	(3.1)	—
Total Expenses	(1,389.1)	(1,805.1)	(1,030.4)
Income/(loss) from operations before income tax	470.4	(160.4)	263.2
Income tax expense	(92.3)	(17.4)	(68.1)
Net Income/(Loss)	$378.1	$(177.8)	$195.1
Per share data
Weighted average number of ordinary share and share equivalents
Basic	94,802,413	74,020,302	69,204,658
Diluted	96,734,315	74,020,302	71,121,568
Basic earnings/(loss) per ordinary share	$3.82	$(2.40)	$2.82
Diluted earnings/(loss) per ordinary share	$3.75	$(2.40)	$2.74

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2006 and 2005
($ in millions, except share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Investments
Fixed income maturities available for sale at fair value	$3,828.7	$3,046.1
Other investments at fair value	156.9	—
Short-term investments available for sale at fair value	695.5	643.0
Total investments	4,681.1	3,689.1
Cash and cash equivalents	495.0	748.3
Reinsurance recoverables
Unpaid losses	468.3	1,192.7
Ceded unearned premiums	29.8	72.7
Receivables
Underwriting premiums	688.1	541.4
Other	62.2	55.7
Deferred policy acquisition costs	141.4	156.2
Derivatives at fair value	33.8	40.5
Office properties and equipment	24.6	22.8
Other assets	7.6	10.2
Intangible assets	8.2	8.2
Total Assets	$6,640.1	$6,537.8

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2006 and 2005
($ in millions, except share and per share amounts)

	December 31, 2006	December 31, 2005
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,820.0	$3,041.6
Unearned premiums	841.3	868.0
Total insurance reserves	3,661.3	3,909.6
Payables
Reinsurance premiums	62.4	155.0
Deferred income taxes	34.1	32.7
Current income taxes	27.7	—
Accrued expenses and other payables	186.2	139.4
Liabilities under derivative contracts	29.7	12.0
Total Payables	340.1	339.1
Long term debt	249.4	249.3
Total Liabilities	$4,250.8	$4,498.0
SHAREHOLDERS’ EQUITY
Share capital:
Ordinary shares: 87,788,375 shares of 0.15144558¢ each (2005—95,209,008)	0.1	0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2005—4,000,000)	—	—
—8,000,000 7.401% shares of par value 0.15144558¢ each (2005—nil)	—	—
Additional Paid-in Capital	1,921.7	1,887.0
Retained earnings	450.5	144.2
Accumulated other comprehensive income, net of taxes	17.0	8.5
Total Shareholders’ Equity	2,389.3	2,039.8
Total Liabilities and Shareholders’ Equity	$6,640.1	$6,537.8

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions)

	Twelve Months Ended December 31,
	2006	2005	2004
Ordinary shares
Beginning of year	$0.1	$0.1	$0.1
New shares issued	—	—	—
End of year	0.1	0.1	0.1
Preference shares
Beginning of year	—	—	—
5.625% Preference shares issued	—	—	—
7.401% Preference shares issued	—	—	—
End of year	—	—	—
Additional paid-in capital
Beginning of year	1,887.0	1,096.0	1,090.7
New ordinary shares issued	0.1	596.4	0.1
Ordinary shares repurchased	(200.8)	(1.9)	—
New ordinary share issue costs	—	(0.7)	—
New preference shares issued	229.1	194.5	—
New preference share issue costs	(3.7)	(0.7)	—
Share-based compensation	10.0	3.4	5.2
End of year	1,921.7	1,887.0	1,096.0
Retained earnings
Beginning of year	144.2	367.5	180.7
Net income (loss) for the year	378.1	(177.8)	195.1
Dividends paid on ordinary and preference shares	(71.8)	(45.5)	(8.3)
End of year	450.5	144.2	367.5
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments net of taxes
Beginning of year	42.8	27.9	27.8
Change for the year	16.3	14.9	0.1
End of year	59.1	42.8	27.9
Loss on derivatives
Beginning of year	(2.0)	(2.2)	—
Change for the year	—	—	(2.3)
Reclassification to interest expense	0.2	0.2	0.1
End of year	(1.8)	(2.0)	(2.2)
Unrealized depreciation on investments, net of taxes:
Beginning of year	(32.3)	(7.8)	(0.6)
Change for the year	(8.0)	(24.5)	(7.2)
End of year	(40.3)	(32.3)	(7.8)
Total accumulated other comprehensive income	17.0	8.5	17.9
Total Shareholders’ Equity	$2,389.3	$2,039.8	$1,481.5

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions)

	Twelve Months Ended December 31,
	2006	2005	2004
Net income/(loss)	$378.1	$(177.8)	$195.1
Other comprehensive income/(loss), net of taxes
Change in gains on foreign currency translation	16.3	14.9	0.1
Loss on derivatives	-—	-—	(2.3)
Loss on derivatives reclassified to interest expense	0.2	0.2	0.1
Reclassification adjustment for net realized
gains/(losses) included in net income/(loss)	6.5	4.0	2.4
Change in unrealized losses on investments	(14.5)	(28.5)	(9.6)
Other comprehensive income/(loss)	8.5	(9.4)	(9.3)
Comprehensive income/(loss)	$386.6	$(187.2)	$185.8

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions)

	Twelve Months Ended December 31,
	2006	2005	2004
Operating Activities:
Net income/(loss)	$378.1	$(177.8)	$195.1
Adjustments:
Depreciation and amortization of premium or discount on investments	17.1	15.5	12.2
Share-based compensation expense	10.0	3.4	5.2
Changes in insurance reserves:
Losses and loss adjustment expenses	(314.2)	1,842.9	709.7
Unearned premiums	(52.9)	174.1	116.8
Changes in reinsurance balances:
Reinsurance recoverables	742.1	(1,011.5)	(150.4)
Ceded unearned premiums	41.2	(31.7)	9.6
Changes in accrued investment income and other receivables	(1.2)	(7.7)	2.2
Changes in deferred policy acquisition costs	17.9	(47.5)	(17.3)
Changes in reinsurance premiums payable	(92.6)	100.8	(6.8)
Changes in premiums receivable	(124.0)	(54.6)	23.2
Changes in accrued expenses and other payable	76.0	12.3	61.8
Change in fair value of derivatives and settlement of liabilities under derivatives	24.4	(29.1)	—
Change in fair value of other investments	(6.9)	—	—
Net cash generated by operating activities	715.0	789.1	961.3

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions)

	Twelve Months Ended December 31,
	2006	2005	2004
Investing Activities:
Purchases of fixed maturities	$(2,129.0)	$(3,292.2)	$(5,220.4)
Purchases of other investments	(150.0)	—	—
Proceeds from sales and maturities of fixed maturities	1,387.5	2,364.6	4,060.6
Net (purchases)/sales of short-term investments	(43.0)	(114.2)	55.5
Purchase of intangible assets	—	(1.6)	(4.6)
Purchase of equipment	(1.8)	(17.8)	—
Net cash used in investing activities	(936.3)	(1,061.2)	(1,108.9)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	0.1	595.7	0.2
Ordinary Shares repurchased	(200.8)	(1.9)	(0.1)
Proceeds from the issuance of Preference Shares of $50 each, net of issuance costs	29.1	193.8	—
Proceeds from the issuance of Preference Shares of $25 each, net of issuance costs	196.3	—	—
Dividends paid on Ordinary Shares	(56.2)	(45.5)	(8.3)
Dividends paid on Preference Shares	(15.6)	—	—
Gain/(loss) on derivatives	0.2	—	(2.3)
Proceeds from long-term debt	—	—	249.3
Repayment of long-term debt	—	—	(40.0)
Net cash (used in)/generated by financing activities	(46.9)	742.1	198.8
Effect of exchange rate movements on cash and cash equivalents	14.9	(6.6)	2.9
(Decrease)/increase in cash and cash equivalents	(253.3)	463.4	54.1
Cash and cash equivalents at beginning of year	748.3	284.9	230.8
Cash and cash equivalents at end of year	$495.0	$748.3	$284.9
Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	37.4	56.1	47.9
Cash paid during the year for interest	15.4	11.1	0.2

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

1.	History and organization

Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (‘‘Aspen Re’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’) and Aspen Specialty Insurance Company (‘‘Aspen Specialty’’).

2.	Basis of preparation and significant accounting policies

The consolidated financial statements of Aspen Holdings are prepared in accordance with United States Generally Accepted Accounting Principles (‘‘U.S. GAAP’’) and are presented on a consolidated basis including the transactions of all operating subsidiaries. Transactions between Aspen Holdings and its subsidiaries are eliminated within the consolidated financial statements.

(a) Use of Estimates

Assumptions and estimates made by the directors have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the reserves for property and liability losses, premiums receivable in respect of assumed reinsurance and the fair value of derivatives. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the assumptions or estimates were made.

(b) Accounting for Insurance and Reinsurance Operations

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

We exercise judgment in determining the adjustment premiums, which represent a small portion of total premiums receivable. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums being in property reinsurance and the smallest in property and casualty insurance.

Premiums on proportional treaty contracts are generally not reported to the Company until after the reinsurance coverage is in force. As a result, an estimate of these ‘‘pipeline’’ premiums is recorded. The Company estimates pipeline premiums based on estimates of ultimate premium, calculated unearned premium and premiums reported from ceding companies. The Company estimates commissions, losses and loss adjustment expenses related to these premiums.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

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

Reinsurance.    Written premiums, earned premiums, incurred claims and LAE and policy acquisition costs all reflect the net effect of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance arises from contracts under which other insurance companies agreed to share certain risks with this Company.

Reinsurance accounting is followed when risk transfer requirements have been met and significant insurance risk is transferred.

Reinsurance does not isolate the Company from its obligations to policyholders. In the event a reinsurer fails to meet their obligations the Company’s obligations remain.

The Company regularly evaluates the financial condition of its reinsurers and monitors the concentration of credit risk to minimize its exposure to financial loss from reinsurers’ insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.

Insurance Reserves.    Insurance reserves are established for the total unpaid cost of claims and LAE, which cover events that have occurred by the balance sheet date. These reserves also reflect the Company’s estimates of the total cost of claims incurred but not yet reported to it (‘‘IBNR’’). Claim reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

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

Because many of the coverage’s underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. Reserves are established by the selection of a ‘best estimate’ from within a range of estimates. The Company regularly reviews its reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claim experience develops and new information becomes available.

Adjustments to previously estimated reserves are reflected in the financial results of the period in which the adjustments are made.

Whilst the reported reserves make a reasonable provision for unpaid claims and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve considerable uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Policy Acquisition Expenses.    The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and consist of commissions, premium taxes and profit commissions. With the exception of profit commission, these expenses are incurred when a policy is issued and are deferred and amortized over the same period as the corresponding premiums are recorded as revenues.

On a regular basis a recoverability analysis is performed of the deferred policy acquisition costs in relation to the expected recognition of revenues, including anticipated investment income, and adjustments, if any, are reflected as period costs. Should the analysis indicate that the acquisition costs are unrecoverable, further analyses are performed to determine if a reserve is required to provide for losses which may exceed the related unearned premium.

(c) Accounting for Investments

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

Mortgage- and Asset-Backed Securities.    The mortgage- and asset-backed security portfolio is classified as available for sale. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third party pricing service.

Other investments.    Other investments represent investments in investment funds of hedge funds and are carried on the balance sheet at estimated fair value based on valuations provided by the fund managers. Changes in the fair value are reported in the Statement of Operations as net investment income/loss.

Short-term Investments.    Short-term investments include highly liquid debt instruments and commercial paper and are held as part of the investment portfolio of the Company.

Cash and cash equivalents.    Cash and cash equivalents are carried at fair value. Cash and cash equivalents comprise cash on hand, deposits held on call with banks and other short-term highly liquid investments which are subject to insignificant risk of change in fair value.

Realized Investment Gains and Losses.    Realized gains and losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method. The resulting gain or loss is recorded in the statement of operations.

Unrealized Gains or Losses on Investments.    For fixed interest investments carried at estimated fair value, the difference between amortized cost and fair value, net of deferred taxes, is recorded as part of shareholders’ equity. This difference is referred to as unrealized gains or losses on investments. The change in unrealized gains or losses, net of taxes, during the year is a component of other comprehensive income.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Investment Income.    Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on fixed maturity investments and the change in estimated fair value of investments in funds of funds.

(d) Accounting for Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ all derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting treatment varies based on the type of risk being hedged (as described in Note 7).

(e) Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. Intangible assets are not currently being amortized as the directors believe that these will have an indefinite life.

On April 5, 2005 we acquired a license to use the ‘‘Aspen’’ trademark in the U.K. The consideration paid of approximately $1.6 million has been capitalized and recognized as an intangible asset in the Company’s accounts and will be amortized on a straight line basis over the useful economic life of the trademark which is considered to be 99 years.

The directors test for impairment of intangible assets annually or when events or changes in circumstances indicate that the asset might be impaired.

(f) Office Properties and Equipment

Office equipment is carried at depreciated cost. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated over three years with depreciation for software commencing on the date the software is brought into use. Leasehold improvements, furniture and fittings are depreciated over four years.

(g) Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company’s operations are U.S. Dollars for the U.S. and Bermudian companies and U.S. Dollars and British Pounds for Aspen Re. Transactions in currencies other than the functional currency of a company are measured in the functional currency of that operation at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in non-functional currencies are remeasured at the exchange rate prevailing at the balance sheet date. Any resulting foreign exchange gains or losses are reflected in the statement of operations.

Monetary assets and liabilities of Aspen Re British Pound functional currency operations are then translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Income and expenses of this operation are translated at the exchange rate prevailing at the date of the transaction. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Realized exchange gains and losses from non-functional currencies arise from the settlement of transactions at rates of exchange that differ from those prevailing when the transaction was originally recorded.

Realized exchange gains and losses from functional currencies arise from the settlement of transactions between functional currencies.

(h) Earnings Per Share

Basic earnings per share is determined by dividing income/loss available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflects the effect on earnings of the average number of shares outstanding associated with dilutive securities.

(i) Accounting for Income Tax

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

(j) Preference Shares

The Company has issued two classes of perpetual preference shares which are only redeemable at our option. We have no obligation to pay interest on these securities but they do carry entitlements to dividends payable at the discretion of the board of directors. In the event of non-payment of dividends for six consecutive periods, holders of preference shares have director appointment rights. They are therefore accounted for as equity instruments and included within total shareholders’ equity.

(k) Stock Based Employee Compensation

The Company operates a share and option-based employee compensation plan, the terms and conditions of which are described in note 14. The Company has adopted the provisions of SFAS 123R, ‘‘Accounting for Stock Based Compensation’’ for all awards granted to its employees. The cost of the options, based on their fair value at date of grant, is recognized over the period that the options vest and included in total shareholders’ equity. The Company has assessed the impact of adopting SFAS 123R, and has determined that it does not have a material impact on the Company.

(l) New Accounting Policies

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006 although earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements when adopted but does not consider that there will be any material changes to the reported results when adopted.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

In September 2006, the FASB issued FAS 157, Fair Value Measurement. This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although early adoption is permitted. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In September 2006, the FASB issued FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an entity to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company does not operate defined benefit pension plans and therefore the adoption of FAS 158 is unlikely to have a material impact on the Company’s financial statements when adopted.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, ‘‘How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)’’ (‘‘EITF 06-03’’). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for our fiscal year beginning January 1, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will not have any effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’ (‘‘FAS 155’’), which amends SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘FAS 133’’) and SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘FAS 140’’). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the start of our fiscal year beginning January 1, 2007. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47, ‘‘Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143’’ (‘‘FIN 47’’). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. The adoption of this statement did not have a material effect on our financial condition or results of operations.

The Company is currently evaluating the impact of EITF 00-19-2, ‘‘Registration Payment Arrangements’’, which is effective from January 1, 2007.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

(a) Wellington Underwriting plc (‘‘Wellington’’)

Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’), an affiliate of Wellington, held at December 31, 2006 3,781,120 options to subscribe for ordinary shares of Aspen Holdings, as noted below and in note 14. On December 18, 2006, Wellington was acquired by Catlin Group Limited.

During the period January 1, 2003 to December 31, 2006, Aspen Re had a number of arrangements with Wellington. These arrangements can be summarized as follows:

Quota Share Arrangements.    For 2003, the Company entered into a 7.5% quota share agreement directly with Syndicate 2020, which is managed by Wellington. The written premiums for 2003 under this contract were $78.4 million. The Company had an option, but no contractual obligation, to assume up to a 20% quota share of Syndicate 2020’s business for subsequent years, while Syndicate 2020 had an option, but no contractual obligation, to assume up to a 20% quota share of Aspen Re’s business for subsequent years. These options were not exercised in 2004 or 2005 and have now lapsed. During the period under review quota share arrangements with Wellington syndicates entered into in 2002 also continued to run off.

Provision of Services.    In 2002, the Company entered into a contract for the provision of services by a subsidiary company of Wellington to the Company.

These services included accounting, actuarial, operations, risk management and IT technical support. During 2003 the Company took over responsibility for accounting, actuarial, operations and risk management services. The provision of services under the agreement therefore was reduced to IT technical support for 2004, 2005 and 2006. The provision of these services was covered by a detailed service level agreement and was priced on an actual cost basis. The cost of these services in 2006 was $2.7 million (2005: $5.2 million, 2004: $7.1 million), and the amount due to Wellington at December 31, 2006 was $nil (2005: $2.3 million). By the end of 2006 all significant services, including IT technical support under the contract had been terminated.

Wellington Options.    As disclosed in note 14, the Company granted options to subscribe to its shares to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. These options have been recorded at a value of nil, equal to the transferor’s historical cost basis of the assets transferred to the Company.

(b) Montpelier Re Holdings Limited

Montpelier Re Holdings Limited (‘‘Montpelier Re’’) was a founding shareholder of Aspen Holdings and owned approximately 6% of the issued share capital of Aspen Holdings as of December 31, 2004. It sold all its shares in Aspen Holdings during 2005.

A subsidiary of Aspen Holdings entered into multi-year proportional reinsurance contracts with effect from January 1, 2003 with a subsidiary of Montpelier Re. In addition, Montpelier Re participated in a number of layers in our 2005 outward reinsurance program. Reinsurance premiums ceded under these contracts in the twelve months ended December 31, 2005 and 2004 were $37.9 million and $36.9 million respectively. The net amount payable by the Company in respect of these transactions was $66.6 million as at December 31, 2005 (2004—$41.2 million)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

4.	Earnings Per Ordinary Share

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Earnings
Basic
Net income/(loss) as reported	$378.1	$(177.8)	$195.1
Preference dividends paid	(15.6)	—	—
Net income/(loss) available to ordinary shareholders	362.5	(177.8)	195.1
Diluted
Net income/(loss) available to ordinary shareholders	362.5	(177.8)	195.1
Ordinary shares
Basic
Weighted average ordinary shares	94,802,413	74,020,302	69,204,658
Diluted
Weighted average ordinary shares	94,802,413	74,020,302	69,204,658
Weighted average effect of dilutive securities	1,931,902	—	1,916,910
Total	96,734,315	74,020,302	71,121,568
Earnings/(loss) per ordinary share
Basic	$3.82	$(2.40)	$2.82
Diluted	$3.75	$(2.40)	$2.74

Dilutive securities are comprised of options in issue over the Company’s ordinary shares.

The basic and diluted earnings per share for 2005 are the same, as the inclusion of dilutive securities in a loss making year would be anti-dilutive.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

5.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Investments (excluding cash)
Fixed income investments
U.S. Government Securities	$1,035.4	$0.8	$(21.9)	$1,014.3
U.S. Government Agency Securities	330.7	0.3	(3.7)	327.3
Corporate Securities	1,088.1	2.4	(13.4)	1,077.1
Foreign Government	449.7	0.2	(7.8)	442.1
Municipals	1.6	—	—	1.6
Asset-backed securities	293.8	0.2	(2.2)	291.8
Mortgage-backed securities	677.9	4.0	(7.4)	674.5
Total fixed income	3,877.2	7.9	(56.4)	3,828.7
Other investments	156.9	—	—	156.9
Short-term investments	695.9	0.4	(0.8)	695.5
Total	$4,730.0	$8.3	$(57.2)	$4,681.1

	As at December 31, 2005
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Investments (excluding cash)
Fixed Income Investments
U.S. Government Securities	$1,249.0	$0.7	$(21.7)	$1,228.0
U.S. Government Agency Securities	138.0	—	(2.2)	135.8
Corporate Securities	861.4	1.0	(10.1)	852.3
Foreign Government	268.8	2.0	(0.3)	270.5
Municipals	3.6	—	—	3.6
Asset-backed securities	208.2	—	(4.0)	204.2
Mortgage-backed securities	356.7	0.3	(5.3)	351.7
Total fixed income	3,085.7	4.0	(43.6)	3,046.1
Other investments	—	—	—	—
Short-term investments	643.5	1.0	(1.5)	643.0
Total	$3,729.2	$5.0	$(45.1)	$3,689.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

The following tables summarize as at December 31, 2006 and December 31, 2005, by type of security the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

As at December 31, 2006	0-12 months		Over 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. Government and Agency Securities	$181.7	$(1.0)	$1,059.3	$(24.6)	$1,241.0	$(25.6)
Corporate Securities	130.8	(1.7)	906.2	(12.5)	1,037.0	(14.2)
Mortgage and asset-backed securities	103.7	(0.6)	663.8	(9.0)	767.5	(9.6)
Foreign Government	58.6	(0.1)	384.9	(7.7)	443.5	(7.8)
	$474.8	$(3.4)	$3,014.2	$(53.8)	$3,489.0	$(57.2)

As at December 31, 2005	0-12 months		Over 12 months		Total
	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value	Gross unrealized loss
U.S. Government and Agency Securities	$252.1	$(4.4)	$916.8	$(19.6)	$1,168.9	$(24.0)
Corporate Securities	475.5	(3.1)	626.2	(8.4)	1,101.7	(11.5)
Mortgage and asset-backed securities	218.3	(3.6)	299.9	(5.6)	518.2	(9.2)
Foreign Government	—	—	273.7	(0.4)	273.7	(0.4)
	$945.9	$(11.1)	$2,116.6	$(34.0)	$3,062.5	$(45.1)

The Company believes that the gross unrealized losses are the result of interest rate movements and intends to hold such investments until the carrying value is recovered. As a result the Company has not recorded any other-than-temporary impairments in 2006 and 2005. The unrealized losses from those securities was not as a result of structural, credit or collateral issues.

The following table presents the breakdown of investment maturities by year to stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As at December 31, 2006			As at December 31, 2005
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$270.2	$268.8	AA−	$121.3	$121.0	AA−
Due after one year through five years	1,801.7	1,770.8	AAA	1,843.9	1,818.4	AAA
Due after five years through ten years	833.6	822.8	AA+	555.6	550.8	AA+
Subtotal	2,905.5	2,862.4		2,520.8	2,490.2
Mortgage and asset-backed securities	971.7	966.3	AAA	564.9	555.9	AAA
Other investments	156.9	156.9		—	—
Short-term investments	695.9	695.5	AAA	643.5	643.0	AAA
Total	$4,730.0	$4,681.1		$3,729.2	$3,689.1

Other investments.    During 2006 the Company expanded its investment strategy to include investments in hedge funds. These investments have been made in the form of participations in investment funds which are invested in multiple underlying hedge funds employing a diverse range of investment strategies.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

6.	Investment Transactions

The following table sets out an analysis of investment purchases/sales and maturities:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	($ in millions)
Purchase of fixed maturity investments	$2,129.0	$3,292.2	$5,220.4
Purchase of other investments	156.9	—	—
Proceeds from sales and maturities of fixed maturity investments	(1,387.5)	(2,364.6)	(4,060.6)
Net purchases/(sales) of short-term investments	43.0	114.2	(55.5)
Net purchases	$941.4	$1,041.8	$1,104.3

The following is a summary of investment income:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	($ in millions)
Fixed income maturities	$162.3	$96.2	$46.0
Other investments	6.9	—	—
Short-term investments	35.2	25.1	22.3
Net investment income	$204.4	$121.3	$68.3

Included in net investment income are investment management fees of $4.8 million for the twelve months ended December 31, 2006, $3.6 million for the twelve months ended December 31, 2005 and $1.8 million for the twelve months ended December 31, 2004.

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	($ in millions)
Pre-tax realized investment gains and losses
Short-term investments & fixed maturities
Gross realized gains	$1.8	$4.5	$2.8
Gross realized losses	(9.8)	(8.9)	(6.3)
Total pre-tax realized investment gains & losses	(8.0)	(4.4)	(3.5)
Change in unrealized gains and losses
Fixed maturities	(8.9)	(30.5)	(8.4)
Short-term and other investments	0.1	(0.7)	0.1
Total change in pre-tax unrealized gains & losses	(8.8)	(31.2)	(8.3)
Change in taxes	0.8	6.7	1.1
Total change in unrealized gains, net of tax	$(8.0)	$(24.5)	$(7.2)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

7.	Derivative Financial Instruments

Derivative financial instruments include futures, forwards, swap and option contracts and other financial instruments with similar characteristics.

Catastrophe Swap.    On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. The cat swap is for a 3-year term during which Aspen Bermuda has and will make quarterly payments on an initial notional amount ($100 million). In return Aspen Bermuda will receive payments of up to $100 million in total if there are hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion.

This cat swap falls within the scope of SFAS 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’, as amended (‘‘SFAS 133’’) and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The determination of whether or not we are entitled to a recovery depends on estimates of insured damage published by Property Claims Services (‘‘PCS’’). The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event. If a recovery becomes due then the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced, any actual or projected change in this liability is also reflected as a gain or loss in the consolidated statement of operations. The impact of this contract on group net income in 2006 is a net charge of $12.3 million.

The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on December 8, 2006 was $40.679 billion which entitles the Company to a recovery of approximately $21 million of which $19.7 million was paid to us during 2006. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, we expect that future estimates by PCS of this loss will increase. We have taken this and the illiquid nature of the catastrophe risk transfer swap market into account in our valuation of this contract as at December 31, 2006. As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics and the potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

Interest Rate Swap.    On July 7, 2004 the Company entered into a forward starting interest rate swap (‘‘swap’’). The swap was designated as a cash flow hedge of a forecast transaction as it was intended to hedge against the variability of the Company’s interest payments under the Company’s then proposed debt issuance which was completed in August 2004.

The swap falls within the scope of SFAS 133 and was measured at fair value with changes to fair value being included in other comprehensive income as hedge accounting was appropriate and there was no ineffective portion.

The swap was unwound as the Company issued the 10-year notes in August 2004. The realized loss of $2.3 million recorded in accumulated other comprehensive income is being reclassified to earnings as interest expense using the level yield method over the term of the debt. In the twelve months ended December 31, 2006, $0.2 million was reclassified to earnings (2005 $0.2 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Credit insurance contract—On 28 November, 2006 the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considers that under SFAS 133 this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point of time be due and payable to Aspen.

As a result of the application of derivative accounting rules under SFAS 133, the contract is treated as an asset and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations.

The contract is for a maximum of five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment.

8.	Reserves For Losses And Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at December 31, 2006	As at December 31, 2005	As at December 31, 2004
	($ in millions)
Provision for losses and LAE at start of year	$3,041.6	$1,277.9	$525.8
Less reinsurance recoverable	(1,192.7)	(197.7)	(43.6)
Net loss and LAE at start of year	1,848.9	1,080.2	482.2
Loss reserve portfolio transfer	0.7	26.2	—
Provision for losses and LAE for claims incurred:
Current year	941.2	1,409.1	785.6
Prior years	(51.3)	(50.6)	(62.0)
Total incurred	889.9	1,358.5	723.6
Losses and LAE payments for claims incurred:
Current year	(137.3)	(152.2)	(76.6)
Prior years	(332.4)	(399.7)	(88.0)
Total paid	(469.7)	(551.9)	(164.6)
Foreign exchange (gains)/losses	81.9	(64.1)	39.0
Net losses and LAE reserves at year end	2,351.7	1,848.9	1,080.2
Plus reinsurance recoverables on unpaid losses at end of year	468.3	1,192.7	197.7
Loss and LAE reserves at December 31, 2006, 2005 and 2004.	$2,820.0	$3,041.6	$1,277.9

For the twelve months ended December 31, 2006, there was a reduction of $51.3 million in our estimate of the ultimate claims to be paid in respect of prior accident years. This comprised of significant releases from the reserves of our U.S. casualty, international casualty and employers’ and public liability accounts and smaller releases from our aviation reinsurance account and a quota share written in 2002 and 2003. These releases have been possible because the claims experience to date

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

compared with our starting loss ratios and expected settlement patterns has been better than expected. Offsetting these releases have been significant deteriorations in the reserves for our 2005 hurricane losses within our property reinsurance, specialty insurance and reinsurance and property and casualty insurance segments.

The loss reserve portfolio transfer in 2005 represents loss reserves assumed from Wellington Underwriting Agencies Limited’s Syndicate 2020 through a quota share arrangement relating to the proportion of an account which did not already cede to us in previous quota shares. The portfolio transfer represents the provisions maintained by Syndicate 2020 for U.K. employers’ liability and public liability business written into the 2002 underwriting year by the liability insurance underwriters who joined the Company prior to the establishment of Aspen Re.

Hurricanes Katrina, Rita and Wilma.    As at December 31, 2005 we relied significantly on estimates to project our total retained and gross losses from Hurricanes Katrina, Rita and Wilma as we had received a limited number of actual reported claims. Although a substantial number of claims have now been reported, our estimates remain uncertain because of the extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. In addition, these estimates may vary due to potential legal and regulatory developments related to allocation of losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. Some of these issues are, or are expected to be, the subject of litigation and may not be resolved for a considerable period of time.

9.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 35%. Under the current laws of England and Wales, Aspen Re is taxed at the U.K. corporate tax rate of 30%.

Total income tax for the twelve months ended December 31, 2006, December 31, 2005 and December 31, 2004 is allocated as follows:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Income tax on income/(loss)	$92.3	$17.4	$68.1
Income tax on other comprehensive income/(loss)	3.6	(6.7)	(4.6)
Total income tax	$95.9	$10.7	$63.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Income/(loss) before tax and income tax expense/(benefit) attributable to that income consists of:

	Twelve Months Ended December 31, 2006
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$(16.9)	$—	$—	$—
Non-U.S.	487.3	90.3	2.0	92.3
Total	$470.4	$90.3	$2.0	$92.3

	Twelve Months Ended December 31, 2005
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$5.1	$(1.1)	$2.0	$0.9
Non-U.S.	(165.5)	12.3	4.2	16.5
Total	$(160.4)	$11.2	$6.2	$17.4

	Twelve Months Ended December 31, 2004
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
		($ in millions)
U.S.	$(5.9)	$—	$(1.3)	$(1.3)
Non-U.S.	269.1	61.6	7.8	69.4
Total	$263.2	$61.6	$6.5	$68.1

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	($ in millions)
Income Tax Reconciliation
Expected tax provision at weighted average rate	$85.5	$9.7	$62.6
Prior year adjustment	(3.0)	8.2	3.6
Valuation provision on U.S. deferred tax assets	6.5	—	—
Other	3.3	(0.5)	1.9
Total income tax expense	$92.3	$17.4	$68.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

The prior year tax charge in 2005 resulted from additional tax payable following the closure of the 2002 and 2003 Aspen Re tax computations and primarily as a result of adjustments to the 2004 intra-group commission charged between Aspen Bermuda and Aspen Re.

10.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31, 2006	As at December 31, 2005
	($ in millions)
Deferred tax assets:
Share options	$5.5	$3.4
Operating loss carry forwards	3.1	—
Unrealised losses on investments	7.3	1.2
Insurance reserves	9.5	5.3
Other temporary differences	0.9	—
Total gross deferred tax assets	26.3	9.9
Less valuation allowance	(6.5)	—
Net deferred tax assets	$19.8	$9.9
Deferred tax liabilities:
Insurance reserves	$(49.5)	$(36.2)
Intangible assets	(0.6)	(0.6)
Deferred policy acquisition costs	(3.8)	(3.3)
Total gross deferred liabilities	(53.9)	(40.1)
Net deferred tax asset/(liability)	$(34.1)	$(30.2)

Disclosed as:

	As at December 31, 2006	As at December 31, 2005
	($ in millions)
Other receivables	$—	$2.5
Deferred income taxes	(34.1)	(32.7)
Net deferred tax liability	$(34.1)	$(30.2)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2006, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of $8.9 million which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026.

A valuation allowance of $6.5 million has been established against U.S. deferred tax assets.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

11.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2006 is set out below.

	As at December 31, 2006		As at December 31, 2005
	Number	U.S. $000	Number	U.S. $000
Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	87,788,375	133	95,209,008	144
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,000,000	6
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	—	—
Total issued share capital		152		150
Additional paid in capital ($ in millions)		1,921.7		1,887.0

Additional paid in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2005—$200 million) less issue costs of $10.8 million (2005—$6.2 million).

The 2005 preference shares issued have been re-presented to reflect the nominal value and the difference between the nominal value and liquidation value is included in additional paid-in capital.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Ordinary Shares.    The following table summarizes transactions in our ordinary shares during the three-year period ended December 31, 2006.

Number of Shares
Shares in issue at December 31, 2003	69,179,303
Share transactions in 2004:
Shares issued to the Names’ Trust upon the exercise of investor options	135,321
Shares issued to employees under the share incentive plan	5,475
Repurchase of shares from a former employee	(5,000)
Shares in issue at December 31, 2004	69,315,099
Share transactions in 2005:
Shares issued to the Names’ Trust upon the exercise of investor options	56,982
Shares issued to employees under the share incentive plan	27,841
Shares issued through registered public offerings	25,884,891
Repurchase of shares from the Names’ Trust	(75,805)
Shares in issue at December 31, 2005	95,209,008
Share transactions in 2006:
Shares issued to the Names’ Trust upon the exercise of investor options	3,757
Shares issued to employees under the share incentive plan	57,556
Repurchase of shares from the Names’ Trust	(16,425)
Repurchase of shares from shareholders (1)	(7,465,521)
Shares in issue at December 31, 2006	87,788,375

(1)	includes 1,565,751 shares acquired and cancelled in January 2007 in accordance with the accelerated share repurchase program described below.

Accelerated Share Repurchase.    On December 21, 2006, we entered into a contract with Goldman Sachs & Co. for the purchase of ordinary shares to the fixed value of $44 million. Under this arrangement we acquired and cancelled 1,565,751 shares on January 22, 2007. When the contract expires on or before April 17, 2007, we may receive and subsequently cancel up to a further 143,793 shares, with the actual number being determined by the volume weighted average price of our shares over the period between January 17, 2007 and the date of termination, less a discount of 15 cents per share. The date of termination can be any date on or after February 20, 2007 and is at the option of the counterparty. Apart from a payment of $44 million by the Company on December 27, 2006, the Company will make no further payments or transfer shares under this contract in any circumstances.

Preference Shares.    During 2005, the Company issued 4,000,000 Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’). Each Perpetual PIERS has a liquidation preference of $50 and will receive dividends on a non-cumulative basis only when declared by our board of directors at an annual rate of 5.625% of the $50 Liquidation Preference of each Perpetual PIERS. Each Perpetual PIERS is convertible at the holder’s option at any time, initially based on a conversion rate of 1.7077 ordinary shares per share, into one Perpetual Preference Share and a number of ordinary shares based on the average of twenty daily share prices of the ordinary shares adjusted by the conversion rate. We raised proceeds of $193.8 million net of total costs of $6.2 million.

In January 2006 an additional 600,000 Perpetual PIERS were issued following the exercise of an over-allotment option by the underwriters of the initial Perpetual PIERS issue and we received net proceeds of $29.1 million.

On November 15, 2006 the Company issued 8,000,000 preference shares with a liquidation preference of $25 for an aggregate amount of $200 million (the ‘‘Perpetual Preference Shares’’). Each share will receive dividends on a non-cumulative basis only when declared by our board of directors initially at an annual rate of 7.401%. Starting on January 1, 2017, the dividend rate will be paid at a floating annual rate, reset quarterly, equal to 3 month LIBOR plus 3.28%. These shares have no stated

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. We raised net proceeds of $196.3 million from this issuance.

In the event of liquidation of the Company, the holders of outstanding preference shares would have preference over the ordinary shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. In connection with the issuance of the Perpetual Preference Shares, the Company entered into a Replacement Capital Covenant (the ‘‘Replacement Capital Covenant’’) with respect to the Perpetual Preference Shares initially for the benefit of persons that hold the Company’s senior notes, that the Company will not redeem or repurchase the Perpetual Preference Shares on or before November 15, 2046, unless, during the six months prior to the date of that redemption or repurchase the Company receives a specified amount of proceeds from the sale of ordinary shares.

12.	Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends and other distributions from its insurance subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions on the ability of Aspen Re and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2006 of approximately $150 million and $30 million respectively. Aspen Specialty could pay a dividend without regulatory approval of approximately $11 million.

As of December 31, 2006, there were no restrictions under Bermuda law or the law of any other jurisidiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company as of December 31, 2006 is approximately:

	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	15.0	280.0	300.0
Statutory capital and surplus	105.0	1,170.0	980.0

13.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $5.6 million in the twelve months ended December 31, 2006, $3.4 million in the twelve months ended December 31, 2005 and $2.2 million in the twelve months ended December 31, 2004.

14.	Share Options and Other Equity Incentives

The Company has issued options and other equity incentives under three arrangements: investor options, employee options and non-employee director options. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares.

    (a) Investor Options

The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, the Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by The Appleby Trust (Bermuda) Limited (‘‘Names’ Trustee’’). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006 the Names’ Trustee exercised 34,155 (2005—303,321, 2004—856,218) Names’ Options on both a cash and cashless basis pursuant to which 3,757 (2005—56,982, 2004—135,321) ordinary shares were issued. At December 31, 2006 the Names’ Trustee held 1,372,922 (2005—1,407,077) Names’ Options. Wellington Investment has not exercised any of its options.

The following table summarizes information about investor options outstanding at December 31, 2006, 2005 and 2004 to purchase ordinary shares:

	For the Twelve Months Ended December 31, 2006		For the Twelve Months Ended December 31, 2005		For the Twelve Months Ended December 31, 2004
	Options		Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price (1)	Expirations
Wellington Underwriting plc	3,781,120	3,781,120	3,781,120	3,781,120	3,781,120	3,781,120	£10	June 21, 2012
Names’ Trustee (Appleby Trust (Bermuda) Limited)	1,372,922	1,372,922	1,407,077	1,407,077	1,710,398	1,710,398	£10	June 21, 2012
	5,154,042	5,154,042	5,188,197	5,188,197	5,491,518	5,491,518

(1)	To be increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

    (b) Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’). The Company follows SFAS No. 123R, ‘‘Accounting for Stock Based Compensation,’’ which sets out the method of accounting for share-based compensation plans.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Options.    The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2006.

	Options		Exercise Price	Weighted Average Fair Value at Grant Date	Remaining contractual time
Option Holder	Outstanding	Exercisable
2003 Options	3,584,285	2,996,727	$16.20	$5.31	6 yrs 8 mths
2004 Option grants	256,341	256,341	$24.44	$5.74	8 yrs 0 mths
2006 Option grants February 16.	946,865	—	$23.65	$6.99	9 yrs 2 mths
2006 Option grants August 4	142,158	—	$23.19	$4.41	9 yrs 8 mths

With respect to the 2003 options, sixty-five percent of the options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting. When options are converted new shares are issued as the Company does not hold treasury shares.

The 2004 options vest over a three-year period with vesting subject to the achievement of Company performance targets. The options lapse if the criteria are not met. As at December 31, 2004 not all performance targets were met and 242,626 options were cancelled. The 525,881 employee options granted in 2005 were cancelled because the applicable performance targets were not met.

The 2006 options vest at the end of a three-year period with vesting subject to the achievement of one-year and three-year performance targets. The options lapse if the criteria are not met. As at December 31, 2006, the performance targets for one-third of the options were met.

The table below shows the number of options exercised and forfeited by each type of option grant as at December 31, 2006:

	Options
Option Holder	Exercised	Forfeited
2003 Options	50,604	249,141
2004 Options	—	243,772
2005 Option Grants	—	525,881
2006 Option Grants	—	—

The intrinsic value of options exercised in 2006 was $0.1 million.

The following table shows the compensation costs by each type of option granted as at December 31, 2006.

	As at December 31, 2006	As at December 31, 2005	As at December 31, 2004
	($ in millions)
2003 Options	$3.2	$2.5	$3.2
2004 Options	$0.5	$0.5	$0.5
2005 Options	—	—	—
2006 Options	$2.1	—	—

Compensation cost charged against income for the 2005 option grants was $nil million for the twelve months ended December 31, 2006, as performance targets were not met. Compensation costs relating to unvested awards are $7.5 million as of December 31, 2006.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003 (1)
Per share weighted average fair value	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	7 years
Share price volatility	19.33%	35.12%	19.68%	0%
Foreign currency volatility	—	—	—	9.40%

(1)	The 2003 options share had a price volatility of zero, as the minimum value method was utilized because the Company was unlisted on the date that the options were issued and foreign currency volatility of 9.40% as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 option as the performance targets were not met.

The total tax benefit recognized by the Company in relation to employee options in the twelve months ended December 31, 2006 was $1.1 million. (2005—$0.3 million; 2004-$ 0.8 million).

Restricted Share Units.    Restricted share units vest over a three-year period, with one-third of the grant vesting each year, subject to the participants continued employment. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant over a three-year period.

The following table summarizes information about restricted share units by year of grant as at December 31, 2006

	As at December 31, 2006
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Outstanding
2004	95,850	76,454	19,396
2005	48,913	34,787	14,128
2006	184,356	10,712	173,644

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

The fair value of the restricted share units is based on the closing price on the date of the grant.

Compensation cost charged against income was $3.2 million for the twelve months ended December 31, 2006 (2005—$1.2 million; 2004—$0.5 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Performance Shares.    The following table summarizes information about performance shares by year of grant as at December 31, 2006

	As at December 31, 2006
	Performance Share Awards
	Amount Granted	Amount Earned	Amount Forfeited	Amount Outstanding
2004	150,074	25,187	124,887	—
2005	131,227	—	43,742	87,485
2006	317,954	105,985	—	211,969

The vesting of one-third of the performance share awards is based on the achievement of one-year performance targets on the year of grant, and two-thirds is based on the achievement of an average performance target over a three-year period. Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the approval of the board of directors of the final performance target in the three-year period, and subject to the participant’s continued employment.

Of the 150,074 performance share awards granted in 2004, as at December 31, 2004, all targets had not been met with respect to the one-third portion of the grant and therefore 24,267 share grants were cancelled. The remaining two-thirds of the 2004 grant have also been cancelled.

With respect to the performance share awards granted in 2005, of the 131,227 performance shares, one-third of the grant was cancelled as the performance targets for the one-third portion of the grant was not met.

With respect to the performance share awards granted in 2006, one-third of the grant was fully earned as the performance targets for the one-third portion of the grant were fully met but do not vest until the ROE for 2008 has been approved by the board of directors.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income was $1.9 million for the twelve months ended December 31, 2006 (2005—$0.7 million; 2004—$1.0 million).

    (c) Non-employee director options

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the ‘‘Director Stock Option Plan’’). The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2006.

Option Holder	Options
	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors—2006 Option grants (May 25)	31,045	—	$21.96	$4.24	9 yrs 5 months

The amounts for the 2006 non-employee director options granted on May 25, 2006 were estimated on the dates of the grant using a modified Black-Scholes option pricing model under the following assumptions:

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Grant date
May 25, 2006
Risk-free interest rate	4.85%
Dividend yield	2.7%
Expected life	5 years
Share price volatility	20.05%

Summary of option activity.    A summary of option activity under the Company’s investor options, Share Incentive Plan and Director Stock Option Plan as at December 31, 2006 is presented below:

	As at December 31, 2006
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	9,163,711	$18.09
Granted	1,120,068	$23.54
Exercised	(64,452)	$18.95
Forfeited or expired	(104,591)	$16.20
Outstanding, end of period	10,114,736	$19.84
Exercisable, end of period	8,407,110	$20.49

15.	Intangible Assets

	As at December 31, 2006		As at December 31, 2005		As at December 31, 2004
Intangible Assets	($ in millions)
Cost and net book value	Trade Mark	Insurance Licenses	Trade Mark	Insurance Licenses	Trade Mark	Insurance Licenses
Beginning of year	$1.6	$6.6	$—	$6.6	$—	$6.6
Cost in year	—	—	1.6	—	—	—
End of year	$1.6	$6.6	$1.6	$6.6	$—	$6.6

License to use the ‘‘Aspen’’ Trademark.  On April 5, 2005, Aspen entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid has been capitalized and recognized as an intangible asset on the Company’s balance sheet and will be amortized on a straight line basis over the useful economic life of the trademark which is considered to be 99 years.

16.	Commitments and Contingencies

    (a) Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2006 and 2005.

	As at December 31, 2006	As at December 31, 2005
	($ in millions)
Assets held in multi-beneficiary trusts	$1,280.1	$1,143.3
Assets held in single beneficiary trusts	51.4	48.3
Letters of credit issued under our revolving credit facilities (1)	231.7	309.4
Secured letters of credit (2)	233.6	211.6
Total	$1,796.8	$1,712.6
Total as % of cash and invested assets	34.7%	38.6%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of December 31, 2006, the Company had funds on deposit of $171.2 million and £50.2 million (December 31, 2005—$121.3 million and £65.1 million) as collateral for the secured letters of credit.

Letters of credit.    Our current arrangements with our bankers for the issue of letters of credit require us to provide cash collateral for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2006 and 2005, these funds amounted to approximately 30% of the $5.2 billion and approximately 32% of the $4.4 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. A $400.0 million credit facility was established in 2005 to enable the Company to issue unsecured letters of credit and meet short-term funding requirements. This was increased to $450.0 million with effect from September 1, 2006. The credit agreement is discussed in more detail in Note 21.

U.S. reinsurance trust fund.    For its U.S. reinsurance activities, Aspen Re has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedents so that they are able to take financial statement credit without the need to post cedent-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen Re’s U.S. reinsurance liabilities, which were $811.3 million at December 31, 2006 and $954.9 million at December 31, 2005. At December 31, 2006 the total value of assets held in the trust was $1,101.7 million (2005: $1,041.9 million).

U.S. surplus lines trust fund.    Aspen Re has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2006 was $70.6 million (2005: $8.1 million).

U.S. regulatory deposits.    As at December 31, 2006 Aspen Specialty had a total of $6.8 million (2005—$7.4 million) on deposit with seven U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.    Aspen Re has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2006 the balance held in trust was 117.7 million Canadian dollars (2005—Can$55 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

    (b) Operating leases

Amounts outstanding under operating leases as of December 31, 2006 were:

	2007	2008	2009	2010	2011	Later years	Total
Operating Lease Obligations	3.2	7.9	7.6	7.7	7.3	46.8	80.5

We currently rent office space in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is six years, and we have agreed to pay approximately $1 million per year in rent for the three floors for the first three years and services charges of approximately $180,000 are payable per annum. We moved into these new premises on January 30, 2006.

For our U.K.-based reinsurance and insurance operations, on October 19, 2004, Aspen Re entered into a heads of terms agreement for leases (and on April 1, 2005, Aspen Re signed an agreement for under leases) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The lease for each floor runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. We will begin paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We moved into our new premises in July 2005. We terminated our sublease for our prior premises with ACE Global Markets Ltd. effective July 31, 2005.

We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

In addition, we lease office space in Boston, Massachusetts, Marlton, New Jersey and Rocky Hill, Connecticut and other states in the United States in connection with our U.S. operations as well as Paris, France, the branch office of Aspen Re.

In 2006, we have moved offices in Boston and entered into a new lease for office space totalling approximately 28,715 square feet covering two floors of the Federal Reserve Bank Building in Boston, Massachusetts. The commencement date of the lease was September 1, 2006. The lease term is for ten years, with the annual rent for the first five years being approximately $1.0 million and for the remainder of the term being approximately $1.1 million.

Total rental expense for 2006 was $6.4 million (2005—$4.9 million).

For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

17.	Reinsurance Ceded

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		($ in millions)
Premiums written:
Direct	$760.2	$649.6	$408.5
Assumed	1,185.3	1,443.0	1,177.7
Ceded	(281.9)	(441.0)	(228.6)
Net premiums written	$1,663.6	$1,651.6	$1,357.6
Premiums earned:
Direct	$749.6	$569.6	$358.4
Assumed	1,251.3	1,363.0	1,110.6
Ceded	(324.7)	(424.2)	(236.2)
Net premiums earned	$1,676.2	$1,508.4	$1,232.8
Insurance Losses and Loss Adjustment Expenses:
Direct	$476.0	$650.0	$197.8
Assumed	510.6	1,779.6	677.2
Ceded	(96.7)	(1,071.1)	(151.4)
Net insurance losses and loss adjustment expenses	$889.9	$1,358.5	$723.6

18.	Concentrations of credit risk

The Company is potentially exposed to concentrations of credit risk in respect of amounts recoverable from reinsurers, investments and cash and cash equivalents and insurance and reinsurance balances owed by the brokers with whom the Company transacts business.

The Company’s Investment Steering Group and Reinsurance Security Committee define credit risk tolerances in line with the risk appetite set by our Board and they, together with the group’s risk management function, monitor exposures to individual counterparties. Any exceptions are reported to senior management and our Board’s Risk Committee.

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2006 is $468.3 million (2005: $1,192.7 million, 2004: $197.7 million).

Of the balance at December 31, 2006 31.6% is with Lloyd’s of London Syndicates which is rated A by A.M. Best and A by Standard and Poor’s and 16.5% is with National Indemnity Corporation which is rated AAA by A.M. Best and A++ by Standard and Poor’s. These are the Company’s largest exposures to individual reinsurers.

In 2006, Aspen transferred some of its counterparty credit risk through the purchase of an innovative policy that will protect a portfolio of our reinsurance contracts against the risk of credit default.

Of the reinsurance recoverable balance at December 31, 2005, excluding related party quota share arrangements, 13.6% was with Montpelier Re which was rated A−(Excellent) by A.M. Best and A−(Strong) by Standard and Poor’s and 13.4% was with National Indemnity which was rated A ++ (Superior) by A.M. Best and AAA (Extremely Strong) by Standard and Poor’s. These were the Company’s largest exposures to individual reinsurers.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

As at December 31, 2005, we also had reinsurance recoverables due from PX Re of $72.5 million. PX Re was downgraded to B + by A.M. Best in February 2006. This balance has reduced to $nil during 2006 as a result of collections from the counterparty and a commutation agreement under which we received a final payment of $19.4 million in full and final settlement of all obligations under most of the outstanding policies with PX Re.

The largest concentration of reinsurance recoverables as at December 31, 2004, excluding related party quota share arrangements, was with Renaissance Re which was rated A + (Superior) by A.M. Best and A + by Standard and Poor’s. The balance with Renaissance Re represented 9.6% of reinsurance recoverables.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2006 there were no investments in any single entity, other than the U.S. government and U.S. government agencies (Government National Mortgage Association) and U.S. government sponsored enterprises, in excess of 2.5% of shareholders’ equity.

Balances owed by the brokers

The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfil their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2006 and the proportion of gross premiums written from each of those brokers.

Broker	Gross premiums written in the twelve months ended December 31,
	2006%	2005%	2004%
Aon Corporation	16.2	18.1	20.4
Marsh & McLennan Companies, Inc.	13.8	17.7	16.4
Benfield Group plc	9.5	11.7	10.9
Willis Group Holdings, Ltd.	14.0	17.4	10.3
Others (1)	46.5	35.1	42.0
Total	100.0	100.0	100.0
Gross premiums written ($ million)	$1,945.5	$2,092.5	$1,586.2

(1)	No other, individual broker accounted for more than 10% of gross premiums written.

19.	Segment Information

The Company has four reportable, or operating, segments: property reinsurance, casualty reinsurance, specialty insurance and reinsurance and property and casualty insurance. The directors have determined these segments by reference to the organization and operating structure of the business and the different services provided by the segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Results are analyzed separately for each of our segments. Underwriting assets are reviewed in total by the directors for the purpose of decision-making.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

Geographical Areas—The following summary presents financial data of the Company’s operations based on the location of our policyholders.

	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		($ in millions)
Net Earned Premium
U.K.	$196.8	$299.6	$368.6
U.S.	756.7	761.4	498.1
Other geographical areas	722.7	447.4	366.1
Net premiums earned	$1,676.2	$1,508.4	$1,232.8

Segment Information—The summary below presents revenues and pre-tax income from operations for the reportable segments.

	Twelve Months Ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Unallocated	Total
		($ in millions, except percentages)
Gross premiums written	$609.2	$485.5	$511.1	$339.7		$1,945.5
Net premiums written	466.1	474.0	455.3	268.2		1,663.6
Gross premiums earned	662.4	502.7	468.0	367.8		2,000.9
Net premiums earned	491.3	489.9	408.0	287.0		1,676.2
Net investment income					$204.4	204.4
Realized investment gains (losses)					(8.0)	(8.0)
Other income—fair value of derivatives					(13.1)	(13.1)
Total Revenues	491.3	489.9	408.0	287.0	183.3	1,859.5
Expenses:
Losses and loss expenses	(209.8)	(285.6)	(206.8)	(187.7)		(889.9)
Policy acquisition expenses	(122.7)	(81.4)	(76.4)	(42.3)		(322.8)
Operating and administrative expenses	(53.4)	(41.6)	(35.7)	(37.2)		(167.9)
Interest on long term debt					(16.9)	(16.9)
Realized exchange gains/(losses)					9.5	9.5
Other expenses					(1.1)	(1.1)
Total Expenses	(385.9)	(408.6)	(318.9)	(267.2)	(8.5)	(1,389.1)
Net income before tax	$105.4	$81.3	$89.1	$19.8	$174.8	$470.4
Net reserves for loss and loss adjustment expenses	$549.5	$961.8	$353.8	$486.6		$2,351.7
Ratios
Loss ratio	42.7%	58.3%	50.7%	65.4%		53.1%
Policy acquisition expense ratio	25.0%	16.6%	18.7%	14.7%		19.3%
Operating and administration expense ratio	10.8%	8.5%	8.8%	13.0%		10.0%
Expense ratio	35.8%	25.1%	27.5%	27.7%		29.3%
Combined ratio	78.5%	83.4%	78.2%	93.1%		82.4%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Unallocated	Total
		($ in millions, except percentages)
Gross premiums written	$813.2	$526.7	$368.3	$384.3		$2,092.5
Net premiums written	523.4	508.9	317.7	301.6		1,651.6
Gross premiums earned	763.2	488.1	278.8	402.5		1,932.6
Net premiums earned	497.3	470.6	232.9	307.6		1,508.4
Net investment income					$121.3	121.3
Realized investment gains (losses)					(4.4)	(4.4)
Other income—fair value of derivatives					19.4	19.4
Total Revenues	497.3	470.6	232.9	307.6	136.3	1,644.7
Expenses:
Losses and loss expenses	(700.8)	(328.3)	(148.5)	(180.9)		(1,358.5)
Policy acquisition expenses	(123.5)	(70.2)	(39.8)	(49.7)		(283.2)
Operating and administrative expenses	(31.2)	(42.6)	(20.8)	(31.3)		(125.9)
Interest on long term debt					(16.2)	(16.2)
Realized exchange gains / (losses)					(18.2)	(18.2)
Other expenses					(3.1)	(3.1)
Total Expenses	(855.5)	(441.1)	(209.1)	(261.9)	(37.5)	(1,805.1)
Net income (loss) before tax	$(358.2)	$29.5	$23.8	$45.7	$98.8	$(160.4)
Net reserves for loss and loss adjustment expenses	$599.8	$674.8	$207.2	$367.1		$1,848.9
Ratios
Loss ratio	140.9%	69.7%	63.8%	58.8%		90.1%
Policy acquisition expense ratio	24.8%	14.9%	17.1%	16.1%		18.8%
Operating and administration expense ratio	6.3%	9.1%	8.9%	10.2%		8.3%
Expense ratio	31.1%	24.0%	26.0%	26.3%		27.1%
Combined ratio	172.0%	93.7%	89.8%	85.1%		117.2%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2004
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Unallocated	Total
		($ in millions, except percentages)
Gross premiums written	$649.3	$446.7	$125.3	$364.9		$1,586.2
Net premiums written	499.9	436.7	109.0	312.0		1,357.6
Gross premiums earned	630.1	363.3	128.0	347.6		1,469.0
Net premiums earned	469.6	353.1	113.6	296.5		1,232.8
Net investment income					$68.3	68.3
Realized investment gains (losses)					(3.5)	(3.5)
Other income—fair value of derivatives					(4.0)	(4.0)
Total Revenues	469.6	353.1	113.6	296.5	60.8	1,293.6
Expenses:
Losses and loss expenses	(262.5)	(252.2)	(45.5)	(163.4)		(723.6)
Policy acquisition expenses	(104.0)	(57.2)	(18.3)	(32.5)		(212.0)
Operating and administrative expenses	(38.2)	(13.7)	(4.0)	(37.1)		(93.0)
Interest on long term debt					(6.9)	(6.9)
Realized exchange gains/(losses)					5.1	5.1
Total Expenses	(404.7)	(323.1)	(67.8)	(233.0)	(1.8)	(1,030.4)
Net income before tax	$64.9	$30.0	$45.8	$63.5	$59.0	$263.2
Net reserves for loss and loss adjustment expenses	$222.9	$373.2	$157.9	$326.2		$1,080.2
Ratios
Loss ratio	55.9%	71.4%	40.1%	55.1%		58.7%
Policy acquisition expense ratio	22.2%	16.2%	16.1%	11.0%		17.2%
Operating and administration expense ratio	8.1%	3.9%	3.5%	12.5%		7.5%
Expense ratio	30.3%	20.1%	19.6%	23.5%		24.7%
Combined ratio	86.2%	91.5%	59.7%	78.6%		83.4%

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	For the Twelve Months Ended December 31, 2006
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$10.0	$1.2	$11.2
Unrealized losses on investments	(14.4)	(4.8)	(19.2)
Loss on derivatives	0.2	—	0.2
Change in currency translation	16.3	—	16.3
Total other comprehensive income/(loss)	$12.1	$(3.6)	$8.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

	For the Twelve Months Ended December 31, 2005
	Pre-tax	Income tax effect	After tax
		($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$1.2	$(0.7)	$0.5
Unrealized losses on investments	(32.4)	7.4	(25.0)
Loss on derivatives	0.2	—	0.2
Change in currency translation	14.9	—	14.9
Total other comprehensive income/(loss)	$(16.1)	$6.7	$(9.4)

	For the Twelve Months Ended December 31, 2004
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$1.5	$0.3	$1.8
Unrealized losses on investments	(9.8)	0.8	(9.0)
Loss on derivatives	(2.2)	—	(2.2)
Change in currency translation	(3.4)	3.5	0.1
Total other comprehensive income/(loss)	$(13.9)	$4.6	$(9.3)

21.	Credit Facility and Senior Notes

On August 2, 2005, the Company entered into a five-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $400 million or issue letters of credit with an aggregate value of up to $400 million. The facility will be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit or up to $400 million of unsecured letters of credit. On September 1, 2006 the aggregate limit available under the credit facility was increased to $450 million. As of December 31, 2006 and 2005, letters of credit totaling $231.6 million and $309.4 million respectively, were issued under this facility. The facility will expire on August 2, 2010.

Under the agreement, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the agreement contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. Under our credit facilities, we would be in default if Aspen Re’s or Aspen Bermuda’s insurer financial strength ratings fall below ‘‘B++’’ by A.M. Best or ‘‘A−’’ by S&P.

The agreement replaces the Company’s $150 million three-year credit agreement dated August 26, 2003, which would have expired on August 29, 2006, and the $50 million 364-day credit agreement, dated as of August 26, 2003, both of which were terminated as of August 2, 2005 upon the effectiveness of the agreement. On October 15, 2003, we drew down $90 million on the three-year credit facility. Of these borrowings, $83.9 million was used to provide part of the initial capital to Aspen Specialty and the balance was used to provide working capital to Aspen Holdings. The initial interest rate was three-month LIBOR plus 42.5 basis points. A facility fee, calculated at a rate of 17.5 basis points on the average daily amount of the commitment of each lender, was paid to each lender quarterly in arrears. On December 15, 2003, $50 million of the outstanding loan was repaid following

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

receipt of funds from the initial public offering. We repaid the $40 million outstanding balance on October 12, 2004 from the proceeds of our issuance on August 16, 2004 of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014.

On August 16, 2004, we closed our offering of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 (the ‘‘Senior Notes’’) under Rule 144A and Regulation S under the Securities Act of 1933, as amended. We also have granted and agreed certain customary exchange and shelf registration rights (the ‘‘Notes Registration Rights Agreement’’) to note holders under the terms of the Senior Notes. The net proceeds from the Senior Notes offering were $249.3 million. The remainder of the net proceeds has been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, their respective underwriting capacity.

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

The following table summarizes our contractual obligations under long term debts as of December 31, 2006.

	Payments due by period
	($ in millions)
Contractual Basis	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	250.0	—	—	—	250.0

The long term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

22.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2006, 2005 and 2004.

	Twelve Months Ended December 31, 2006
		($ in millions)
	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Full Year
Gross written premium	$678.7	$522.4	$457.5	$286.9	$1,945.5
Gross earned premium	493.5	508.3	513.5	485.6	2,000.9
Net earned premium	402.6	429.0	429.3	415.3	1,676.2
Losses and loss adjustment expenses	(232.4)	(223.8)	(232.0)	(201.7)	(889.9)
Policy acquisition, operating and admin expenses	(131.5)	(126.2)	(115.7)	(117.3)	(490.7)
Underwriting Income	$38.7	$79.0	$81.6	$96.3	$295.6
Net investment income	44.5	49.9	47.3	62.7	204.4
Interest expense	(3.9)	(4.0)	(4.6)	(4.4)	(16.9)
Other expense	(1.9)	(0.6)	(7.1)	(4.6)	(14.2)
Total other operating revenue	$38.7	$45.3	$35.6	$53.7	$173.3
Operating income before tax	$77.4	$124.3	$117.2	$150.0	$468.9
Net exchange gains/(losses)	1.3	6.6	2.5	(0.9)	9.5
Net realized investment losses	(1.4)	(3.7)	(1.0)	(1.9)	(8.0)
Income before tax	$77.3	$127.2	$118.7	$147.2	$470.4
Income taxes	(15.5)	(25.4)	(23.7)	(27.7)	(92.3)
Net income after tax	$61.8	$101.8	$95.0	$119.5	$378.1
Ordinary Shares
Basic
Weighted average ordinary shares	95,243,750	95,250,409	95,253,714	93,457,487	94,802,413
Diluted
Weighted average ordinary shares	95,243,750	95,250,409	95,253,714	93,457,487	94,802,413
Weighted average effect of dilutive securities	2,269,975	2,082,507	2,067,423	2,044,126	1,931,902
Total	97,513,725	97,332,916	97,321,137	95,501,613	96,734,315
Earnings per ordinary shares
Basic	0.61	1.04	0.96	1.22	3.82
Diluted	0.59	1.01	0.94	1.20	3.75

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2005
	($ in millions)
	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005	Full Year
Gross written premium	$804.1	$549.4	$494.0	$245.0	$2,092.5
Gross earned premium	433.7	458.3	524.6	516.0	1,932.6
Net earned premium	378.7	395.0	379.4	355.3	1,508.4
Losses and loss adjustment expenses	(207.4)	(195.9)	(683.0)	(272.2)	(1,358.5)
Policy acquisition, operating and admin expenses	(99.6)	(106.8)	(102.6)	(100.1)	(409.1)
Underwriting Income/(Loss)	$71.7	$92.3	$(406.2)	$(17.0)	$(259.2)
Net investment income	25.5	27.1	29.4	39.3	121.3
Interest expense	(4.0)	(3.9)	(4.3)	(4.0)	(16.2)
Other (expense)/income	(1.1)	(3.3)	(4.8)	25.5	16.3
Total other operating revenue	$20.4	$19.9	$20.3	$60.8	$121.4
Operating income/(loss) before tax	$92.1	$112.2	$(385.9)	$43.8	$(137.8)
Net exchange losses	(1.3)	(3.5)	(3.9)	(9.5)	(18.2)
Net realized investment gains/(losses)	(0.9)	0.9	(1.4)	(3.0)	(4.4)
Income/(loss) before tax	$89.9	$109.6	$(391.2)	$31.3	$(160.4)
Income tax/credits	(19.8)	(25.8)	29.2	(1.0)	(17.4)
Net income/(loss) after tax	$70.1	$83.8	$(362.0)	$30.3	$(177.8)
Ordinary Shares
Basic
Weighted average ordinary shares	69,330,495	69,342,486	69,343,435	87,755,442	74,020,302
Diluted
Weighted average ordinary shares	69,330,495	69,342,486	69,343,435	87,755,442	74,020,302
Weighted average effect of dilutive securities	2,378,513	2,834,092	—	2,917,038	—
Total	71,709,008	72,176,578	69,343,435	90,672,480	74,020,302
Earnings per ordinary shares
Basic	1.01	1.21	(5.22)	0.34	(2.40)
Diluted	0.98	1.16	(5.22)	0.33	(2.40)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS  — continued
For the Twelve Months Ended December 31, 2006, 2005 and 2004
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2004
	($ in millions)
	Quarter Ended March 31, 2004	Quarter Ended June 30, 2004	Quarter Ended September 30, 2004	Quarter Ended December 31, 2004	Full Year
Gross written premium	$640.2	$380.4	$349.4	$216.2	$1,586.2
Gross earned premium	358.0	374.1	361.1	375.8	1,469.0
Net earned premium	305.8	327.0	293.4	306.6	1,232.8
Losses and loss adjustment expenses	(124.1)	(139.4)	(303.2)	(156.9)	(723.6)
Policy acquisition, operating and admin expenses	(77.1)	(91.3)	(66.5)	(70.1)	(305.0)
Underwriting Income/(Loss)	$104.6	$96.3	$(76.3)	$79.6	$204.2
Net investment income	12.0	14.9	19.4	22.0	68.3
Interest expense	(0.4)	(0.1)	(2.7)	(3.7)	(6.9)
Other expense	—	—	(2.1)	(1.9)	(4.0)
Total other operating revenue	$11.6	$14.8	$14.6	$16.4	$57.4
Operating income/(loss) before tax	$116.2	$111.1	$(61.7)	$96.0	$261.6
Net exchange (losses)/gains	(0.8)	0.1	1.4	4.4	5.1
Net realized investment (losses)/gains	(0.3)	(4.0)	1.9	(1.1)	(3.5)
Income/(loss) before tax	$115.1	$107.2	$(58.4)	$99.3	$263.2
Income tax/credits	(30.1)	(26.3)	15.4	(27.1)	(68.1)
Net income/(loss) after tax	$85.0	$80.9	$(43.0)	$72.2	$195.1
Ordinary Shares
Basic
Weighted average ordinary shares	69,178,203	69,174,303	69,174,303	69,291,191	69,204,658
Diluted
Weighted average ordinary shares	69,178,203	69,174,303	69,174,303	69,291,191	69,204,658
Weighted average effect of dilutive securities	2,842,475	2,755,325	—	1,954,553	1,916,910
Total	72,020,678	71,929,628	69,174,303	71,245,744	71,121,568
Earnings per ordinary shares
Basic	1.23	1.17	(0.62)	1.04	2.82
Diluted	1.18	1.13	(0.62)	1.01	2.74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of February 22, 2007, we reported on the consolidated balance sheet of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

KPMG Audit Plc
London, United Kingdom
February 22, 2007

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2006 and 2005

	As at December 31, 2006	As at December 31, 2005
	($ in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$46.0	$203.7
Investments in subsidiaries	2,027.8	1,671.6
Eurobond issued by subsidiary	400.0	400.0
Intercompany funds due from affiliates	169.2	14.8
Other assets	36.5	6.7
Total Assets	$2,679.5	$2,296.8
LIABILITIES
Accrued expenses and other payables	40.8	7.7
Long-Term Debt	249.4	249.3
Total Liabilities	$290.2	$257.0
SHAREHOLDERS’ EQUITY
Ordinary shares: 87,788,375 ordinary shares of 0.15144558¢ each (2005—95,209,008)	0.1	0.1
Preference Shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2005—4,000,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each	—	—
Additional paid in capital	1,921.7	1,887.0
Retained earnings	450.5	144.2
Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	(40.3)	(32.3)
Loss on derivatives	(1.8)	(2.0)
Gains on foreign currency translation	59.1	42.8
Total accumulated other comprehensive income	17.0	8.5
Total Shareholders’ Equity	2,389.3	2,039.8
Total Liabilities and Shareholders’ Equity	$2,679.5	$2,296.8

The 2005 comparatives have been re-presented to reflect the inclusion of the net proceeds from the preference shares issued within additional paid in capital.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont’d)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2006, 2005 and 2004

	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries	$347.8	$(189.2)	$179.2
Net investment income	4.5	1.5	1.2
Dividend income	35.0	17.0	35.0
Interest on Eurobond	26.0	26.0	—
Realized foreign exchange losses	—	(0.1)	(0.1)
Total Revenues	413.3	(144.8)	215.3
Expenses:
Operating and Administrative expenses	(19.1)	(16.3)	(12.8)
Interest expense	(16.1)	(16.7)	(7.4)
Income from operations before income tax	378.1	(177.8)	195.1
Income tax	—	—	—
Net Income/(Loss)	378.1	(177.8)	195.1
Other comprehensive income/(loss), net of taxes Change in unrealized losses on investments	(8.0)	(24.5)	(7.2)
Loss on derivatives reclassified to interest expense	0.2	0.2	0.1
Change in unrealized gains on foreign currency translation	16.3	14.9	(2.2)
Other comprehensive income/(loss)	8.5	(9.4)	(9.3)
Comprehensive income/(loss)	$386.6	$(187.2)	$185.8

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont’d)

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2006, 2005 and 2004

	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005	Twelve months ended December 31, 2004
		($ in millions)
Operating Activities:
Net income (Parent only)	$30.3	$11.4	$15.9
Adjustments:
Share based compensation expenses	10.0	3.4	5.2
Net amortization on fixed income securities	—	—	0.2
Change in accrued interest	—	—	5.8
Change in other assets	(29.8)	—	(1.5)
Change in accrued expenses and other payables	33.1	(0.8)	(2.3)
Change in intercompany activities	(154.4)	(288.8)	273.9
Net cash (used in)/generated by operating activities	(110.8)	(274.8)	297.2
Investing Activities:
Investment in subsidiaries	—	(282.1)	(250.0)
Investment in Eurobond issued by subsidiary	—	—	(400.0)
Advance to Aspen US Holdings	—	—	108.8
Purchase of fixed income securities	—	—	(71.5)
Proceeds from the sale of fixed income securities	—	—	100.0
Proceeds from redemptions and maturities of fixed income securities	—	—	3.3
Net sales of short-term investments	—	—	12.6
Purchase of intangible asset	—	(1.6)	—
Net cash used for investing activities	—	(283.7)	(496.8)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	0.1	595.7	0.2
Ordinary share repurchase	(200.8)	(1.9)	(0.1)
Proceeds from the issuance of Preference Shares, net of issuance costs	225.4	193.8	—
Loss on derivative reclassified to interest expense	0.2	0.2	(2.2)
Dividends paid	(71.8)	(45.5)	(8.3)
Repayment of bank loan	—	—	(40.0)
Proceeds from long term loan	—	—	249.3
Net cash (used in)/generated by financing activities	(46.9)	742.3	198.9
(Decrease)/increase in cash and cash equivalents	(157.7)	183.8	(0.7)
Cash and cash equivalents—beginning of period	203.7	19.9	20.6
Cash and cash equivalents—end of period	$46.0	$203.7	$19.9

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2006, 2005 and 2004

Premiums Written:

	Direct	Assumed	Ceded	Net Amount
		($ in millions)
2006	$760.2	$1,185.3	$(281.9)	$1,663.6
2005	$649.6	$1,443.0	$(441.0)	$1,651.5
2004	$408.5	$1,177.7	$(228.6)	$1,357.6

Supplementary Information:

	Deferred policy acquisition costs	Net reserves for losses and loss adjustment expenses	Net reserves for unearned premiums	Net premiums written	Net investment income	Losses and loss expenses incurred related to current year	Losses and loss expenses incurred related to prior year	Operating and administrative expenses
				($ in millions)
2006	$141.4	$2,351.7	$811.5	$1,663.6	$204.4	$(941.2)	$51.3	$(167.9)
2005	$156.2	$1,848.9	$795.3	$1,651.6	$121.3	$(1,409.1)	$50.6	$(125.9)
2004	$115.6	$1,080.2	$673.5	$1,357.6	$68.3	$(785.6)	$62.0	$(93.0)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV—REINSURANCE
For the Twelve Months Ended December 31, 2005, 2004 and 2003

	Gross amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
	($ in millions, except for percentages)
Insurance premium earned
2006	$749.6	$(324.7)	$1,251.3	$1,676.2	74.7%
2005	$569.6	$(424.2)	$1,363.0	$1,508.4	90.4%
2004	$358.4	$(236.2)	$1,110.6	$1,232.8	90.1%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2006, 2005 and 2004

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
2006
Premiums receivable from underwriting activities	$—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2005
Premiums receivable from underwriting activities	$—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2004
Premiums receivable from underwriting activities	$—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2