Form 10-Q
period 2007-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2007-05-09
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2007, or

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

As of May 4, 2007, there were 88,137,292 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at March 31, 2007	As at December 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed income maturities available for sale at fair value	$4,024.2	$3,828.7
Other investments at fair value	316.8	156.9
Short-term investments available for sale at fair value	621.4	695.5
Total investments	4,962.4	4,681.1
Cash and cash equivalents	346.4	495.0
Reinsurance recoverables
Unpaid losses	430.9	468.3
Ceded unearned premiums	76.1	29.8
Receivables
Underwriting premiums	815.0	688.1
Other	39.5	62.2
Deferred policy acquisition costs	161.8	141.4
Derivatives at fair value	26.5	33.8
Office properties and equipment	24.6	24.6
Other assets	10.9	7.6
Intangible assets	8.2	8.2
Total assets	$6,902.3	$6,640.1
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,783.3	$2,820.0
Unearned premiums	1,004.8	841.3
Total insurance reserves	3,788.1	3,661.3
Payables
Reinsurance premiums	105.0	62.4
Deferred taxation	38.2	34.1
Current taxation	61.5	27.7
Accrued expenses and other payables	124.7	186.2
Liabilities under derivative contracts	26.1	29.7
Total payables	355.5	340.1
Long-term debt	249.4	249.4
Total liabilities	$4,393.0	$4,250.8
SHAREHOLDERS’ EQUITY
Share capital:
Ordinary shares: 88,133,866 shares of 0.15144558¢ each (2006 — 87,788,375)	0.1	0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2006 — 4,600,000)	—	—
— 8,000,000 7.401% shares of par value 0.15144558¢ each (2006 — 8,000,000)	—	—
Additional Paid-in Capital	1,923.5	1,921.7
Retained earnings	552.3	450.5
Accumulated other comprehensive income, net of taxes	33.4	17.0
Total Shareholders’ Equity	2,509.3	2,389.3
Total Liabilities and Shareholders’ Equity	$6,902.3	$6,640.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues
Net premiums earned	$439.0	$402.6
Net investment income	67.5	44.5
Realized investment losses	(4.8)	(1.4)
Change in fair value of derivatives	(7.3)	(1.6)
Total Revenues	494.4	444.1
Expenses
Insurance losses and loss adjustment expenses	(225.5)	(232.4)
Policy acquisition expenses	(77.7)	(93.3)
Operating and administration expenses	(45.3)	(38.2)
Interest on long-term debt	(4.2)	(3.9)
Realized exchange gains	5.5	1.3
Other expenses	—	(0.3)
Total Expenses	(347.2)	(366.8)
Income from operations before income tax	147.2	77.3
Income tax expense	(25.3)	(15.5)
Net Income	$121.9	$61.8
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	87,819,188	95,243,750
Diluted	90,487,698	97,513,725
Basic earnings per ordinary share adjusted for preference share dividend	$1.31	$0.61
Diluted earnings per ordinary share adjusted for preference share dividend	$1.27	$0.59

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2007	2006
Ordinary shares
Beginning of period	$0.1	$0.1
End of period	0.1	0.1
Preference shares
Beginning of period	—	—
End of period	—	—
Additional paid-in capital
Beginning of period	1,921.7	1,887.0
New preference shares issued	—	29.2
New preference share issue costs	—	(0.1)
Share-based compensation	1.8	2.4
End of period	1,923.5	1,918.5
Retained earnings
Beginning of period	450.5	144.2
Net income for the period	121.9	61.8
Dividends paid on ordinary and preference shares	(20.1)	(18.2)
End of period	552.3	187.8
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments, net of taxes
Beginning of period	59.1	42.8
Change for the period	5.2	(5.0)
End of period	64.3	37.8
Loss on derivatives
Beginning of period	(1.8)	(2.0)
End of period	(1.8)	(2.0)
Unrealized depreciation on investments, net of taxes:
Beginning of period	(40.3)	(32.3)
Change for the period	8.8	(31.7)
Reclassification to net realized (gains)/losses	2.4	0.7
End of period	(29.1)	(63.3)
Total accumulated other comprehensive income	33.4	(27.5)
Total Shareholders’ Equity	$2,509.3	$2,078.9

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended March 31,
	2007	2006
Net income	$121.9	$61.8
Other comprehensive income/(loss), net of taxes
Reclassification adjustment for net realized gains/(losses) on investments included in net income	2.4	0.7
Change in unrealized gains/(losses) on investments	8.8	(31.7)
Change in unrealized gains/(losses) on foreign currency translation	5.2	(5.0)
Other comprehensive income/(loss)	16.4	(36.0)
Comprehensive income	$138.3	$25.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$121.9	$61.8
Adjustments:
Depreciation and amortization of premium or discount on investments	10.0	3.1
Share-based compensation expense	1.8	2.4
Changes in insurance reserves:
Losses and loss adjustment expenses	(39.7)	8.6
Unearned premiums	163.5	186.3
Changes in reinsurance balances:
Reinsurance recoverables	37.4	1.3
Ceded unearned premiums	(46.3)	(134.7)
Changes in accrued investment income and other receivables	19.4	(2.3)
Changes in deferred policy acquisition costs	(20.4)	(23.2)
Changes in reinsurance premiums payables	42.6	82.2
Changes in premiums receivable	(126.9)	(143.5)
Changes in accrued expenses and other payables	(28.3)	23.0
Change in fair value of derivatives and settlement of liabilities under derivatives	3.7	(0.6)
Change in fair value of other investments	(9.9)	—
Net cash generated by operating activities	128.8	64.4
Investing Activities:
Purchases of fixed maturities	$(900.8)	$(690.7)
Purchases of other investments	(150.0)	—
Proceeds from sales and maturities of fixed maturities	715.6	312.7
Net (purchases)/sales of short-term investments	86.0	(16.4)
Purchase of equipment	(1.6)	(0.8)
Net cash used in investing activities	(250.8)	(395.2)
Financing Activities:
Proceeds from the issuance of Preference Shares, net of issuance costs	—	29.1
Dividends paid on Ordinary Shares	(13.2)	(14.3)
Dividends paid on Preference Shares	(6.9)	(3.9)
Net cash (used in)/generated by financing activities	(20.1)	10.9
Effect of exchange rate movements on cash and cash equivalents	(6.5)	0.6
Decrease in cash and cash equivalents	(148.6)	(319.3)
Cash and cash equivalents at beginning of period	495.0	748.3
Cash and cash equivalents at end of period	$346.4	$429.0
Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	18.2	1.3
Cash paid during the period for interest	7.9	7.5

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
($ in millions, except share and per share amounts)

1.	History and organization

Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) is a Bermudian holding company incorporated on May 23, 2002. Aspen Holdings provides insurance and reinsurance on a worldwide basis through its principal operating subsidiaries, Aspen Insurance UK Limited (‘‘Aspen Re’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’) and Aspen Specialty Insurance Company (‘‘Aspen Specialty’’). Aspen Re, Aspen Bermuda and Aspen Specialty are each referred to herein as an ‘‘Insurance Subsidiary,’’ and collectively referred to as the ‘‘Insurance Subsidiaries.’’ Unless the context otherwise requires, references in this Quarterly Report to the ‘‘Company’’, ‘‘we’’, ‘‘our’’ or ‘‘Aspen’’ refer to Aspen Holdings or Aspen Holdings and its wholly-owned subsidiaries.

2.	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company’’. All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in Aspen’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the reserves for property and liability losses, premiums receivable in respect of assumed reinsurance and the fair value of derivatives. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.

In February 2007, the FASB issued SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its financial statements if adopted.

In September 2006, the FASB issued SFAS 157, ‘‘Fair Value Measurements’’. This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances

(unobservable inputs). SFAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although early adoption is permitted. The Company is currently evaluating the potential impact of SFAS 157 on its financial statements when adopted.

In July 2006, the FASB issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 for the fiscal year beginning on January 1, 2007.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’ (‘‘SFAS 155’’), which amends SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the start of our fiscal year beginning January 1, 2007. The adoption of SFAS 155 has had no impact on our financial condition or results of operations.

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends, available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 respectively:

	Three Months Ended March 31,
	2007	2006
Earnings
Basic
Net income as reported	$121.9	$61.8
Preference dividends paid	(6.9)	(3.9)
Net income available to ordinary shareholders	115.0	57.9
Diluted
Net income available to ordinary shareholders	115.0	57.9
Ordinary shares
Basic
Weighted average ordinary shares	87,819,188	95,243,750
Diluted
Weighted average ordinary shares	87,819,188	95,243,750
Weighted average effect of dilutive securities	2,668,510	2,269,975
Total	90,487,698	97,513,725
Earnings per ordinary share
Basic	$1.31	$0.61
Diluted	$1.27	$0.59

On May 2, 2007, Aspen’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record date:
Ordinary shares	$0.15 per share	May 25, 2007	May 15, 2007
5.625% preference shares	$0.703125 per share	July 1, 2007	June 15, 2007
7.401% preference shares	$0.462563 per share	July 1, 2007	June 15, 2007

4.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States income tax at a rate of 35%. Under the current laws of England and Wales, Aspen Re is taxed at the U.K. corporate tax rate of 30% (reducing to 28% with effect from April 1, 2008).

In the interim financial statements income tax expense is measured using the estimated effective annual rate for the year ended December 31, 2007.

Total income tax for the three months ended March 31, 2007 and 2006 is allocated as follows:

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Income tax on income	$25.3	$15.5
Income tax on other comprehensive income/(loss)	2.3	(4.7)
Total income tax	$27.6	$10.8

The Company has adopted the provisions of FIN 48. The following estimates apply as at January 1, 2007 being the date of adoption. There has been no material changes in any of these estimated amounts during the three months ended March 31, 2007.

($ in millions)
Total amount of unrecognized tax benefits	$	Nil
Total amounts of interest and penalties accrued	$	Nil
Amount by which the total of unrecognized tax benefits may significantly increase or decrease by December 31, 2007	$	Nil

The adoption of FIN 48 does not have a material impact on the financial statements of the Company.

5.	Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at March 31, 2007
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income securities
U.S. government securities	$898.6	$0.4	$(15.8)	$883.2
U.S. government agency securities	206.4	0.3	(1.6)	205.1
Corporate securities	1,176.0	3.8	(10.6)	1,169.2
Foreign government	493.0	0.1	(9.8)	483.3
Municipals	1.6	—	—	1.6
Asset-backed securities	215.3	0.3	(1.6)	214.0
Mortgage-backed securities	1,068.3	6.0	(6.5)	1,067.8
Total fixed maturities	4,059.2	10.9	(45.9)	4,024.2
Other investments	316.8	—	—	316.8
Short-term investments	621.7	0.2	(0.5)	621.4
Total	$4,997.7	$11.1	$(46.4)	$4,962.4

Other investments represent the Company’s investments in funds of hedge funds which are held at fair value. Revaluation gains of $9.9 million have been recognized through the statement of operations in the three months ended March 31, 2007 (2006 — $Nil). Unrealized gains and losses have been included in the cost which is then taken to be equal to the fair value.

	As at December 31, 2006
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$1,035.4	$0.8	$(21.9)	$1,014.3
U.S. government agency securities	330.7	0.3	(3.7)	327.3
Corporate securities	1,088.1	2.4	(13.4)	1,077.1
Foreign government	449.7	0.2	(7.8)	442.1
Municipals	1.6	—	—	1.6
Asset-backed securities	293.8	0.2	(2.2)	291.8
Mortgage-backed securities	677.9	4.0	(7.4)	674.5
Total fixed maturities	3,877.2	7.9	(56.4)	3,828.7
Other investments	156.9	—	—	156.9
Short-term investments	695.9	0.4	(0.8)	695.5
Total	$4,730.0	$8.3	$(57.2)	$4,681.1

6.	Derivative Financial Instruments

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

The determination as to whether Aspen Bermuda is entitled to a recovery depends on estimates of insured damage published by Property Claim Services (‘‘PCS’’). The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event. If a recovery becomes due then the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced, any actual or projected change in this liability is also reflected as a gain or loss in the consolidated statement of operations. The impact of this contract on group net income in the three months ended March 31, 2007 is a net charge of $5.4 million (2006 — $1.6 million).

The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on April 9, 2007 was $40.679 billion, which entitles the Company to a recovery of approximately $21 million, which has been paid to us. Based on the record of increasing PCS estimates following previous natural catastrophe losses in the United States, future estimates by PCS of this loss may increase. However, because the PCS estimate has remained constant for the last three updates we have revalued the Hurricane Katrina recoverable amount down from $25 million as at December 31, 2006 to $21 million as at March 31, 2007. As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics and the potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

Credit insurance contract.    On 28 November, 2006 the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

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

The impact of this contract on net income in the three months ended March 31, 2007 is a charge of $2.3 million (2006 — $Nil) which includes interest of $0.4 million (2006 — $Nil).

7.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at March 31, 2007	As at December 31, 2006
	($ in millions)
Provision for losses and LAE at start of year	$2,820.0	$3,041.6
Less reinsurance recoverable	(468.3)	(1,192.7)
Net loss and LAE at start of year	2,351.7	1,848.9
Loss reserve portfolio transfer	—	0.7
Provision for losses and LAE for claims incurred:
Current year	253.7	941.2
Prior years	(26.3)	(51.3)
Total incurred	227.4	889.9
Losses and LAE payments for claims incurred:
Current year	(3.5)	(137.3)
Prior years	(229.7)	(332.4)
Total paid	(233.2)	(469.7)
Foreign exchange (gains)/losses	6.5	81.9
Net losses and LAE reserves at period end	2,352.4	2,351.7
Plus reinsurance recoverables on unpaid losses at period end	430.9	468.3
Loss and LAE reserves at March 31, 2007 and December 31, 2006	$2,783.3	$2,820.0

For the three months ended March 31, 2007, there was a reduction of $26.3 million in our estimate of the ultimate claims to be paid in respect of prior accident years. For the three months ended March 31, 2006 there was a reduction of $17.5 million in our estimate of ultimate claims to be paid in respect of prior accident years.

Hurricanes Katrina, Rita and Wilma.    We rely on estimates to project our total retained and gross losses from Hurricanes Katrina, Rita and Wilma. Although a substantial number of claims have now been reported, our estimates remain uncertain because of the extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. In addition, these estimates may vary due to potential legal and regulatory developments related to allocation of losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. Some of these issues are, or are expected to be, the subject of litigation and may not be resolved for a considerable period of time.

8.	Capital Structure

The Company’s authorized and issued share capital at March 31, 2007 and December 31, 2006 is set out below.

	As at March 31, 2007		As at December 31, 2006
	Number	$ in thousands	Number	$ in thousands
Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	88,133,866	133	87,788,375	133
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12
Total issued share capital		152		152
Additional paid in capital ($ in millions)		1,923.5		1,921.7

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2006 — $430 million) less issue costs of $10.8 million (2006 — $10.8 million).

Ordinary Shares.    The following table summarizes transactions in our ordinary shares during the three month period ended March 31, 2007.

Number of Shares
Shares in issue at December 31, 2006	87,788,375
Share transactions in the three months ended March 31, 2007:
Shares issued to the Names’ Trust upon the exercise of investor options	1,441
Shares issued to Wellington Investment Holdings (Jersey) Limited upon the exercise of investor options	426,083
Shares issued to employees under the share incentive plan	46,460
Repurchase of shares from shareholders (1)	(128,493)
Shares in issue at March 31, 2007	88,133,666

(1)	128,493 shares were acquired and cancelled on March 22, 2007 in accordance with the accelerated share repurchase program described below.

Accelerated Share Repurchase.    On December 21, 2006, we entered into a contract with Goldman Sachs & Co. for the purchase of ordinary shares to the fixed value of $44 million. Under this arrangement we acquired and cancelled 1,565,751 shares on January 22, 2007. The contract was terminated on March 16, 2007 and we subsequently received and cancelled a further 128,493 shares on March 22, 2007 with the actual number being determined by the volume weighted average price of our shares over the period between January 17, 2007 and the date of termination, less a discount of 15 cents per share. The accelerated share repurchase resulted in a repurchase of a total of 1,694,244 shares at an average purchase price per share of $25.97.

9.	Share Options and Other Equity Incentives

The Company has issued options and other equity incentives under three arrangements: investor options, employee options and non-employee director options. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares.

(a) Investor Options

The investor options were issued on June 21, 2002 in consideration for the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’), the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company, the Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Trust (Bermuda) Limited (‘‘Names’ Trustee’’). The options held by Wellington were transferred to one of its affiliates in December 2005, Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006, the Names’ Trustee exercised 34,155 (2005 — 303,321, 2004 — 856,218) Names’ Options on both a cash and cashless basis pursuant to which 3,757 (2005 — 56,982, 2004 — 135,321) ordinary shares were issued. At December 31, 2006, the Names’ Trustee held 1,372,922 (2005 — 1,407,077) Names’ Options. During the three months ended March 31, 2007 the Names’ Trustee exercised 10,118 Names’ Options on both a cash and cashless basis resulting in the issue of 1,441 ordinary shares.

Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issue of 426,083 ordinary shares by the Company.

The following table summarizes information about investor options to purchase ordinary shares outstanding at March 31, 2007 and December 31, 2006:

	At March 31, 2007		At December 31, 2006
	Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price		Expiration
Wellington Investment	—	—	3,781,120	3,781,120	$22.52
Names’ Trustee (Appleby Trust (Bermuda) Limited)	1,362,804	1,362,804	1,372,922	1,372,922	$22.41	(1)	June 21, 2012
	1,362,804	1,362,804	5,154,042	5,154,042

(1)	Exercise price at March 15, 2007 being the most recent exercise date. Exercise price at any date is the amount in U.S.$ converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b) Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’). The Company follows SFAS No. 123R, ‘‘Accounting for Stock Based Compensation,’’ which sets out the method of accounting for share-based compensation plans.

Options.    The following table summarizes information about employee options outstanding to purchase ordinary shares at March 31, 2007.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date	Remaining contractual time
2003 Options	3,584,285	2,996,727	$16.20	$5.31	6 yrs 5 mths
2004 Option grants	256,341	256,341	$24.44	$5.74	7 yrs 9 mths
2006 Option grants February 16	1,072,490	—	$23.65	$6.99	8 yrs 11 mths
2006 Option grants August 4	142,158	—	$23.19	$4.41	9 yrs 5 mths

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

The table below shows the number of options exercised and forfeited by each type of option grant as at March 31, 2007:

	Options
Option Holder	Exercised	Forfeited
2003 Options	50,604	249,141
2004 Options	—	243,772
2005 Option Grants	—	525,881
2006 Option Grants	—	—

The intrinsic value of options exercised in the three months ended March 31, 2007 was $Nil million (2006 — $Nil million).

The following table shows the compensation costs charged in the three months ended March 31, 2007 and 2006 by each type of option granted.

	As at March 31, 2007	As at March 31, 2006
2003 Options	$0.4	$0.8
2004 Options	$—	$0.1
2005 Options	$—	$—
2006 Options	$0.5	$0.6

Compensation cost charged against income for the 2005 option grants was $nil as performance targets were not met. There were no further compensation costs for the 2004 option grants as they have vested in accordance with their terms.

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003 (1)
Per share weighted average fair value	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	7 years
Share price volatility	19.33%	35.12%	19.68%	0%
Foreign currency volatility	—	—	—	9.40%

(1)	The 2003 options had a price volatility of zero, as the minimum value method was utilized because the Company was unlisted on the date that the options were issued and foreign currency volatility of 9.40% as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met.

On May 1, 2007, the Compensation Committee approved the grant of 622,839 options. The exercise price of the options is $27.28, which is based on the average of the high and low closing share price on May 4, 2007. The option grants are not subject to performance conditions and will vest at the end of the three-year period from the date of grant. The options will be exercisable for a period of seven years from the date of grant.

Restricted Share Units.    Restricted share units vest over a three-year period, with one-third of the grant vesting each year, subject to the participants’ continued employment. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant over a three-year period.

The following table summarizes information about restricted share units by year of grant as at March 31, 2007

	As at March 31, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Outstanding
2004	95,850	76,454	19,396
2005	48,913	45,558	3,355
2006	184,356	11,872	172,484
2007	9,542	—	9,542

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

Compensation cost charged against income was $0.7 million for the three months ended March 31, 2007 (2006 — $0.5 million).

Performance Shares.    The following table summarizes information about performance shares by year of grant as at March 31, 2007.

	As at March 31, 2007 Performance Share Awards
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

Compensation cost charged against income was $0.5 million for the three months ended March 31, 2007 (2006 — $0.7 million).

On May 1, 2007, the Compensation Committee approved the grant of 439,203 performance share awards. The performance shares will be subject to a four-year vesting period with a separate annual Return on Equity (‘‘ROE’’) target for each year. Twenty-five percent of the grant will be eligible for vesting each year based on the following formula, and will only be exercisable at the end of the four-year period. If the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 25% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

(c) Non-employee director options

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the ‘‘Director Stock Option Plan’’). The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at March 31, 2007.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors — 2006 Option grants (May 25)	31,045	—	$21.96	$4.24	9 yrs 2 months

The amounts for the 2006 non-employee director options granted on May 25, 2006 were estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant date
May 25, 2006
Risk-free interest rate	4.85%
Dividend yield	2.7%
Expected life	5 years
Share price volatility	20.05%

At the annual general meeting of shareholders of Aspen Holdings held on May 2, 2007, the shareholders approved the amendment to the Director Stock Option Plan to allow the issuance of restricted share units and to rename the Plan the ‘‘2006 Stock Incentive Plan for Non-Employee Directors’’ (the ‘‘Amended Director Stock Option Plan’’). Following the annual general meeting of shareholders, on May 2, 2007, the Board of Directors, under the Amended Director Stock Option Plan, approved the grant of 1,845 restricted share units to each of the non-employee directors, other than Glyn Jones, the Company’s Chairman. The date of grant of the restricted share units is May 4, 2007 (being the day on which our close period ends following the release of our earnings). Subject to the director remaining on the Board of Directors, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share units will be paid out on the first anniversary of the grant date. If a director leaves the Board of Directors for any reason other than ‘‘Cause’’, then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board of Directors.

Summary of option activity.    A summary of option activity under the Company’s investor options, Share Incentive Plan and Director Stock Option Plan for the three months ended March 31, 2007 is presented below:

	Three Months Ended March 31, 2007
	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	10,114,736	$19.84
Granted	125,625	$23.65
Exercised	(3,791,238)	$22.52
Forfeited or expired	—	$16.20
Outstanding, end of period	6,449,123	$18.05
Exercisable, end of period	4,615,872	$18.60

10.	Commitments and contingencies

a)    Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2007 and December 31, 2006.

	As at March 31, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,317.8	$1,280.1
Assets held in single beneficiary trusts	51.1	51.4
Letters of credit issued under our revolving credit facilities (1)	226.2	231.7
Secured letters of credit (2)	234.2	233.6
Total	$1,829.3	$1,796.8
Total as % of cash and invested assets	34.5%	34.7%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of March 31, 2007, the Company had funds on deposit of $171.6 million and £47.3 million (December 31, 2006 — $171.2 million and £50.2 million) as collateral for the secured letters of credit.

(b) Operating leases

Amounts outstanding under operating leases as of March 31, 2007 were:

	2007	2008	2009	2010	2011	Later years	Total
Operating Lease Obligations	3.4	7.9	7.6	7.5	7.1	43.4	76.9

11.	Segment reporting

Our four business segments are based on how we manage and monitor the performance of our underwriting operations.

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$187.0	$223.3	$155.9	$70.3	$636.5
Net written premiums	176.3	216.6	127.3	34.9	555.1
Gross premiums earned	157.4	111.0	121.7	83.9	474.0
Net premiums earned	150.3	106.4	110.8	71.5	439.0
Expenses:
Losses and loss expenses	(65.2)	(60.8)	(59.6)	(39.9)	(225.5)
Policy acquisition expenses	(27.1)	(19.3)	(20.4)	(10.9)	(77.7)
Operating and administrative expenses	(14.5)	(9.9)	(10.4)	(10.5)	(45.3)
Underwriting profit	$43.5	$16.4	$20.4	$10.2	$90.5
Net reserves for loss and loss adjustment expenses	$521.7	$1,017.5	$322.4	$490.8	$2,352.4
Ratios
Loss ratio	43.4%	57.2%	53.8%	55.8%	51.4%
Expense ratio	27.7%	27.4%	27.8%	29.9%	28.0%
Combined ratio	71.1%	84.6%	81.6%	85.7%	79.4%

	Three Months Ended March 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$162.9	$275.4	$154.2	$86.2	$678.7
Net written premiums	36.2	265.6	105.6	44.5	451.9
Gross premiums earned	154.2	132.0	112.9	94.4	493.5
Net premiums earned	107.2	128.6	95.8	71.0	402.6
Expenses:
Losses and loss expenses	(47.7)	(87.4)	(44.5)	(52.8)	(232.4)
Policy acquisition expenses	(35.2)	(25.9)	(20.4)	(11.8)	(93.3)
Operating and administrative expenses	(14.2)	(10.1)	(8.0)	(5.9)	(38.2)
Underwriting profit	$10.1	$5.2	$22.9	$0.5	$38.7
Net reserves for loss and loss adjustment expenses	$506.7	$759.0	$230.5	$357.9	$1,854.1
Ratios
Loss ratio	44.5%	68.0%	46.5%	74.4%	57.7%
Expense ratio	46.1%	28.0%	29.6%	24.9%	32.7%
Combined ratio	90.6%	96.0%	76.1%	99.3%	90.4%

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006, as well as the discussions of critical accounting policies, contained in our Financial Statements filed in our 2006 Annual Report on Form 10-K with the United States Securities and Exchange Commission.

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

The following overview of our results for the three months ended March 31, 2007 and 2006 and of our financial condition at March 31, 2007 is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.    For the three months ended March 31, 2007 we reported income after taxes of $121.9 million (2006 — $61.8 million) with positive contributions from all of our four operating segments and an increase of 51.7% in net investment income. The combined ratio for the first quarter of 2007 was 79.4% compared to 90.4% for the first quarter of 2006.

Gross written premiums.    Total gross written premiums decreased by 6.2% in the first quarter of 2007 compared to 2006. The changes in gross written premiums in each of our segments for the three months ended March 31, 2007 are as follows, with reductions shown as negative percentages.

Business Segment	For the three months ended March 31, 2007		For the three months ended March 31, 2006
	($ in millions)	% change	($ in millions)
Property Reinsurance	$187.0	14.8	$162.9
Casualty Reinsurance	223.3	(18.9)	275.4
Specialty Insurance and Reinsurance	155.9	1.1	154.2
Property and Casualty Insurance	70.3	(18.4)	86.2
Total	$636.5	(6.2)	$678.7

We wrote less business in the first quarter than in the corresponding period of 2006 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as U.K. commercial property and liability insurance and the re-positioning of our U.S. surplus lines property insurance business. This was partially offset by improvements in pricing in property reinsurance.

Reinsurance.    Total reinsurance ceded in the three months ended March 31, 2007 reduced by $145.4 million from $226.8 million in the corresponding period in 2006. This was mainly a result of our revised risk management strategy of reducing reliance on property retrocessional reinsurance in favor of managing our unchanged catastrophe risk tolerances by reducing gross exposures instead of transferring risk to reinsurers. As a result, we have reduced our reinsurance costs for property reinsurance from $126.7 million in the three months ended March 31, 2006 to $10.7 million in the corresponding period in 2007.

Loss ratio.    We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended March 31, 2007 and 2006 were as follows:

Business Segment	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Property Reinsurance	43.4%	44.5%
Casualty Reinsurance	57.2%	68.0%
Specialty Insurance and Reinsurance	53.8%	46.5%
Property and Casualty Insurance	55.8%	74.4%
Total	51.4%	57.7%

Catastrophe losses in relation to European windstorm Kyrill in the quarter were $23 million, equivalent to 5.5 percentage points of the total loss ratio and affecting each of the loss ratios for the property reinsurance, specialty insurance and reinsurance and property and casualty insurance segments by 14.2, 3.4 and 1.1 percentage points respectively. These were entirely related to European windstorm Kyrill. The only other single major loss of note in the quarter was caused by a failed satellite launch in the Indian Ocean from which we recorded an estimated loss of $7.4 million, equivalent to 6.7 percentage points of the loss ratio for the specialty insurance and reinsurance segment.

Reserve releases.    The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three month periods ended March 31, 2007 and 2006, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each year are shown in the following table:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Reserve Releases ($ in millions)	$26.3	$17.5
% of net premiums earned	6.0	4.3

The main contribution to the increased level of reserve releases compared to the first quarter of 2006 is an increase of $14.4 million in the amount released from casualty reinsurance.

Further information relating to the release of reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses — Prior Year Loss Reserves’’.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2007 and 2006:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Policy Acquisition Expenses	17.7%	23.2%
Operating and Administrative Expenses	10.3%	9.5%
Expense Ratio	28.0%	32.7%

The reduction in the policy acquisition expense ratio by 5.5 percentage points between the two periods is largely due to the reduction in reinsurance costs. Excluding the impact of reinsurance costs the policy acquisition ratio has reduced by 2.5 percentage points. The principal reason for this reduction is the change in business mix which has occurred within the property and casualty segments. Between the two periods we have experienced an increase in our operating and administrative expenses due to the weakening of the U.S. dollar relative to sterling which is the currency in which most of the expenses of our U.K. operations are incurred, increased investment in support functions and infrastructure and increased provision, based on the results for the quarter, for performance related compensation.

Investment income.    In the first quarter of 2007, we generated net investment income of $67.5 million (2006- $44.5 million) which includes $9.9 million of income from our investment in funds of hedge funds (2006 -$ Nil). The $23.0 million increase in income was also contributed to by increased book yields on our fixed interest portfolio and the $833.9 million increase in cash and invested assets between March 31, 2006 and March 31, 2007 as a result of positive operating cashflow.

Change in fair value of derivatives.    In the three months ended March 31, 2007 we recorded a reduction of $5.4 million (2006 — $1.6 million) in the estimated fair value of our catastrophe swap and a reduction of $1.9 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 6 to the financial statements.

Other revenues and expenses.    Other revenues and expenses in the three months ended March 31, 2007 included $5.5 million of foreign currency exchange gains (2006 — $1.3 million gain) and $4.8 million of realized investment losses (2006 — $1.4 million loss). The investment losses in 2007 are the result of transactions intended to re-position certain parts of our fixed interest portfolio in order to increase investment income in future periods. Interest payable was $4.2 million in the three months ended March 31, 2007 (2006 — $3.9 million).

Taxes.    We have estimated that the average effective rate of tax for the year ended December 31, 2007 is 17.2% (2006 — 20.1%). This is subject to revision in future periods if circumstances change and in particular depending on the claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero.

Dividends.    Beginning in the first quarter of 2005, we increased our quarterly dividends from $0.03 to $0.15 per ordinary share, and we paid such dividends on our outstanding shares in each quarter of 2005, notwithstanding our losses from the 2005 hurricanes. This quarterly dividend was maintained at $0.15 per ordinary share throughout 2006 and the first quarter of 2007.

Dividends paid on our preference shares in the three months ended March 31, 2007 were $6.9 million (2006 — $3.9 million). The increase between 2006 and 2007 is due to the issuance of 8,000,000 new preference shares in December 2006 which pay a dividend of $3.7 million per quarter.

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased from $2,389.3 million at the end of 2006 to $2,509.3 million as of March 31, 2007. The most significant movements were:

•	net income after tax for the period of $121.9 million;

•	dividend payments to ordinary and preference shareholders totaling $20.1 million;

•	an increase in unrealized gains in foreign currency translation accounted for as Other Comprehensive Income of $5.2 million; and

•	a reduction in net unrealized losses on investments of $11.2 million.

As at March 31, 2007 total ordinary shareholders’ equity was $2,090.1 million compared to $1,970.1 million at December 31, 2006. The remainder of our total shareholders’ equity, as at March 31, 2007, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million net of share issuance costs (December 31, 2006 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.4 million were the only material debt that we had outstanding as of March 31, 2007 and December 31, 2006.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2007, this ratio was 9.0% (December 31, 2006 — 9.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 24.2% as of March 31, 2006 (December 31, 2006 — 25.3%).

Liquidity.    Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at March 31, 2007, Aspen Holdings held $14.7 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide us liquidity at such time.

At March 31, 2007, the Insurance Subsidiaries held $322.5 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2007 and for the foreseeable future.

As of March 31, 2007, we had in issue $372.5 million and £44.7 million in letters of credit to cedants, of which $171.6 million and £47.3 million were collateralized. Our reinsurance receivables decreased by 8.0% from $468.3 million at December 31, 2006 to $430.9 million at March 31, 2007, mainly as a result of further amounts received from our reinsurers in respect of 2004 and 2005 hurricane claims.

Outlook and Trends

The following is a summary of our observations on current market rates, trends and conditions.

Property Reinsurance.    In this segment, we have seen stronger pricing than that achieved in the first quarter of 2006, though rates have fallen from the high rates recorded in June and July of 2006. We achieved average price increases of 16% versus the first quarter of 2006, though we estimate that rates have fallen approximately 10% to 15% compared to June and July of 2006. U.S. property catastrophe pricing remains favourable, while European rates have been a little disappointing. The decrease in U.S. property catastrophe pricing since the peak of last year reflects both increased capacity in the market available from capital raising and record earnings achieved by some property and casualty companies, as well as a reduction in demand for catastrophe cover following the market reforms in Florida earlier this year. Pricing in our risk excess business was softer than for catastrophe risks and as a result we declined to renew a number of programs in April.

April 1 is a major renewal period for Japanese risks and we wrote approximately $22 million, 8% less than last year. Rates for Japanese wind and earthquake decreased approximately by 5% to 10% and in some cases did not meet our hurdle rates for this type of business.

Casualty Reinsurance.    Rates are flat compared to the January 2006 renewals, and we have written just over half of our expected gross written premiums in this segment for the year. In our international casualty lines, we recorded an average decline in rate adequacy across our portfolio of 2%, which is better than anticipated in our plan. In our U.S. casualty lines, rates have remained flat or registered modest declines. We recorded an average increase in rates of 1% on our book but this is skewed by one large contract which we renewed with a 10% price increase.

Specialty Insurance and Reinsurance.    In this segment, we have seen wide variation in rates by line of business and recorded an average increase of 1% on our renewal portfolio. Rate declines were the steepest in aviation where we saw rates falling by approximately 5%, although terms and conditions held up well. There is relatively little renewal activity for aviation in the first quarter but we expect the rating environment to remain challenging for the remainder of this year. Energy physical damage insurance is still experiencing strong rates for Gulf of Mexico-exposed accounts despite 2% rate decreases for this year so far. In marine hull insurance we averaged rate increases of 8% on renewed business. Our marine liability account also saw average rate increases of 6% in the first quarter.

Property and Casualty Insurance.    In our insurance segment, rate renewals in the U.K. have seen significant rate decreases while the U.S. business has seen more gentle single digit percentage declines. In the U.K., rate relativities in our commercial property, liability and international property facultative businesses have decreased by 6%, 13% and 14%, respectively, due to increased competition.

Overall.    In summary, rates remain generally attractive as they are coming off of historical highs in many lines. U.S. peak zone property catastrophe reinsurance, Gulf of Mexico-exposed energy physical damage insurance and specialty liability remain very attractively priced, although they are below levels reached last year. In almost all of our other lines, however, rates are trending downwards with rate pressure particularly acute in our U.K. insurance lines and aviation.

Recent Developments

On April 25, 2007, as part of our risk management program, we completed a $100 million California earthquake catastrophe financing by entering into a multi-year property catastrophe reinsurance agreement with Ajax Re Limited (‘‘Ajax Re’’), a Cayman Islands domiciled reinsurer, which provides up to $100 million of reinsurance coverage for our subsidiaries in the event of one or more California earthquakes. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds, and its reinsurance limit is proportionally available based on industry insured losses between $23.1 billion and $25.9 billion in the covered area, as reported by PCS. The full $100 million available is exhausted when the reported industry insured losses by PCS reach $25.9 billion. The reinsurance agreement incepts at the expiration of our existing catastrophe swap agreement and provides us with coverage effective from August 18, 2007 through May 1, 2009.

Ajax Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Aspen to provide up to $1 billion of reinsurance protection covering various perils, subject to Ajax Re’s ability to raise the necessary capital.

We have recently made several announcements in connection with management additions, appointments and other changes. Effective May 2, 2007, Mr. Glyn Jones succeeded Mr. Paul Myners as our Chairman. Mr. Jones has been a director of the Company since October 30, 2006. On April 30, 2007, Mr. Richard Houghton joined us as Chief Financial Officer, succeeding Mr. Julian Cusack. Mr. Cusack remains the CEO and Chairman of Aspen Bermuda. Mr. Houghton joins us from Royal Bank of Scotland Group plc (‘‘RBS’’), where he was Chief Operating Officer of RBS Insurance since 2005 responsible for driving operational efficiency across the finance, IT, risk, Human Resources, claims and actuarial functions of this division. Previously, he was Group Finance Director RBS Insurance. Mr. Houghton was also Group Finance Director of Ulster Bank, another subsidiary of RBS. He began his professional career as an accountant at Deloitte & Touche where he spent 10 years working in audit, corporate finance and recovery. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

On April 20, 2007, we announced the appointment of Mr. Matthew Yeldham as Head of International Insurance, in a new role within the Company. He will join us in October 2007. Mr. Yeldham is currently Deputy Chief Underwriting Officer for the Lloyd’s business at Catlin, a position he assumed when Wellington Underwriting plc was acquired by Catlin in 2006. Mr. Yeldham will be responsible for all specialty and insurance products sold outside the United States. Mr. Yeldham joined Wellington in 1992 and began his underwriting career in Lloyd’s Syndicate 672 IC Agnew and Others. He was named Underwriting Director responsible for Casualty and Marine Underwriting in 2001 and became Deputy Chief Underwriting Officer in 2006.

On April 27, 2007, we announced that Mr. Nathan Warde has joined us as President of Aspen Insurance U.S., with immediate effect. In this newly formed role, Mr. Warde is responsible for leading the Company’s insurance operations in the United States and the strategic development of Aspen’s Excess and Surplus (‘‘E&S’’) lines business. Mr. Warde joins us from Arch Capital Group Ltd. where he was Executive Vice President, Worldwide Property, with responsibility for the entire property product including Arch’s E&S operations and Global Property operations in the U.S. and Europe. He has over 20 years of property and casualty insurance experience.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance and the fair value of derivatives. For a detailed discussion of our critical accounting policies please refer to our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2007 and 2006 starting with a discussion of segmental results and then summarizing our consolidated results under ‘‘Total Income Statement’’ below.

Underwriting Results by Operating Segments

Our business segments are based on how we monitor the performance of our underwriting operations. Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

Please refer to the first two tables in Note 11 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended March 31, 2007 and 2006.

The contributions of each segment to gross written premiums in the three months March 31, 2007 and 2006 were as follows:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2007	For the three months ended March 31, 2006
	% of total Gross written premiums
Property reinsurance	29.4	24.0
Casualty reinsurance	35.1	40.6
Specialty insurance and reinsurance	24.5	22.7
Property and casualty insurance	11.0	12.7
Total	100.0	100.0

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also have a small proportion of property facultative risks. We have written no significant retrocession business in this quarter.

Gross written premiums.     Gross written premiums for our property reinsurance segment increased by 14.8% compared to the three months ended March 31, 2006. This increase was principally due to our decision to assume less catastrophe business in the comparable period of 2006 in expectation that prices would rise later in the year while the converse is expected in 2007. The gross written premiums in the quarter also includes $4.1 million of reinstatement premiums associated with the Kyrill winter storm loss.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2007		For the three months ended March 31, 2006
	($ in millions)	% (decrease)	($ in millions)
Treaty catastrophe	118.6	31.8%	90.0
Treaty risk excess	23.0	(41.8)%	39.5
Treaty pro rata	42.0	40.5%	29.9
Property facultative	3.4	(2.9)%	3.5
Total	187.0	14.8%	162.9

Losses and loss adjustment expenses.    The net loss ratio for the three months ended March 31, 2007 was 43.4% compared to 44.5% in 2006. The ratio in 2007 has benefited from significantly lower charges in the quarter for ceded reinsurance premiums which have reduced from $47.0 million for the three months ended March 31, 2006 to $7.1 million for the three months ended March 31, 2007 thereby increasing net earned premiums (the denominator for calculation of the loss ratio) by the same amount. Excluding the impact of reinsurance the gross loss ratio has increased from 30.5% in 2006 to 43.3% in 2007 due to the impact from $22.5 million of losses associated with winter storm Kyrill and prior period reserves strengthening of $10.2 million in 2007 compared to $8.5 million in 2006. The prior period reserves strengthening related to adverse development in a number of losses including a dam breach loss in 2005 and the 2005 Indian flood losses.

Policy acquisition, operating and administrative expenses.    Total expenses were $41.6 million for the three months ended March 31, 2007 equivalent to 27.7% of net premiums earned (2006 — 46.1%). The decrease in the expense ratio is attributable to the reduction in earned reinsurance premiums referred to above in connection with the loss ratio. The decrease of $8.1 million in acquisition expenses over the comparative period reflected the change in the mix of business with a greater proportion of catastrophe business being written in the period which attracts a significantly lower commission rate than risk or pro rata business. In addition, $4.1 million of reinstatement premiums earning in the period attract a zero commission rate.

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

Gross written premiums.    The 18.9% reduction in gross premiums for the segment was due to a general reduction in premium rates and downward revisions on estimated premiums totaling $13.7 million on prior year premium estimates for a number of U.S. and international casualty treaties based on updated information received from cedents. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2007		For the three months ended March 31, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty (including structured risks)	131.3	(19.5)%	163.1
Non-U.S. treaty	88.4	(16.4)%	105.8
Casualty facultative	3.6	(44.6)%	6.5
Total	223.3	(18.9)%	275.4

Losses and loss adjustment expenses.     Losses and loss adjustment expenses decreased by $26.6 million in the quarter compared to the equivalent period in 2006. The reduction is primarily due to a $14.4 million increase in prior year reserve releases compared the equivalent quarter in 2006 as further discussed below under ‘‘Reserves for losses and loss expenses’’.

Policy acquisition, operating and administrative expenses.     Total expenses were $29.2 million for the three months ended March 31, 2007 equivalent to 27.4% of net premiums earned (2006 — 28%). The $6.8 million reduction in total expenses is mainly due to a reduction in acquisition expenses because of lesser earned premiums in the quarter

Specialty Insurance and Reinsurance

Our specialty insurance segment mainly comprises marine and energy and aviation insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. Business in this segment is mainly written by Aspen Re.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross written premiums	109.9	46.0	155.9
Net written premiums	81.9	45.4	127.3
Gross premiums earned	95.8	25.9	121.7
Net premiums earned	85.2	25.6	110.8
Losses and loss adjustment expenses	(50.1)	(9.5)	(59.6)
Policy acquisition, operating and administration expenses	(24.1)	(6.7)	(30.8)
Underwriting profit	11.0	9.4	20.4
Ratios
Loss ratio	58.8%	37.1%	53.8%
Expense ratio	28.3%	26.2%	27.8%
Combined ratio	87.1%	63.3%	81.6%

	Three Months Ended March 31, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross written premiums	112.0	42.2	154.2
Net written premiums	69.8	35.8	105.6
Gross premiums earned	89.8	23.1	112.9
Net premiums earned	74.4	21.4	95.8
Losses and loss adjustment expenses	(39.0)	(5.5)	(44.5)
Policy acquisition, operating and administration expenses	(22.3)	(6.1)	(28.4)
Underwriting profit	13.1	9.8	22.9
Ratios
Loss ratio	52.4%	25.7%	46.5%
Expense ratio	30.0%	28.5%	29.6%
Combined ratio	82.4%	54.2%	76.1%

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2007		For the three months ended March 31, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	54.5	15.7%	47.1
Energy property insurance	28.2	86.8%	15.1
Marine hull	16.4	(14.6)%	19.2
Aviation insurance	10.8	(64.7)%	30.6
Specialty reinsurance	46.0	9.0%	42.2
Total	155.9	1.1%	154.2

Gross written premiums.    The increase in liability and energy written premium in the period is mainly due to certain construction contracts renewing earlier in 2007 than in 2006. In addition property valuations have increased for energy risks and this has increased premiums. The marine hull account has suffered adversely due to the timing of renewals and in the aviation class we have seen differences in the timing of premium recognition between 2007 and 2006 as well as an underlying downward trend in rates.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 53.8% of net premiums earned for the three months ended March 31, 2007. The $15.1 million increase over the comparative period in 2006 was due to the establishment of loss reserves for the 15.6% increase in net premiums earned and reserves for two large losses. In the first quarter of 2007 we experienced a $3.8 million marine loss following the grounding of a container ship during winter storm Kyrill and a $7.4 million loss following the failure of the Sealaunch satellite loss whereas in the first quarter of 2006 we suffered a $5.0 million marine hull loss following the grounding of a Canadian ferry. Prior period reserve releases have also reduced from $8.7 million in 2006 to $4.5 million in 2007.

Policy acquisition, operating and administrative expenses.     The acquisition expense ratio for this segment was reduced by 4.2 percentage points due in part to a higher reinsurance spend in 2006 and also due to the 2006 comparative period including commission adjustments which were not replicated in subsequent quarters.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is composed of U.K. commercial property insurance and U.S. excess and surplus lines property business written through Aspen Specialty. Towards the end of 2005, we hired an international property facultative team which writes U.K. and worldwide individual risks. In the second quarter of 2006, we also opened a branch office of Aspen Re in Paris which writes property facultative business in continental Europe.

The commercial liability line of business consists of U.K. employers’ and public liability insurance and U.S. casualty insurance written on an excess and surplus lines basis by Aspen Specialty.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance in this segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums earned	25.0	45.3	70.3
Net written premiums	(4.3)	39.2	34.9
Gross premiums earned	31.8	52.1	83.9
Net premiums earned	23.8	47.7	71.5
Losses and loss adjustment expenses	(13.5)	(26.4)	(39.9)
Policy acquisition, operating and administration expenses	(8.7)	(12.7)	(21.4)
Underwriting profit	1.6	8.6	10.2
Ratios
Loss ratio	56.7%	55.4%	55.8%
Expense ratio	36.6%	26.6%	29.9%
Combined ratio	93.3%	82.0%	85.7%

	Three Months Ended March 31, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	28.6	57.6	86.2
Net written premiums	(5.1)	49.6	44.5
Gross premiums earned	35.4	59.0	94.4
Net premiums earned	19.1	51.9	71.0
Losses and loss adjustment expenses	(23.5)	(29.3)	(52.8)
Policy acquisition, operating and administration expenses	(6.4)	(11.3)	(17.7)
Underwriting profit/(loss)	(10.8)	11.3	0.5
Ratios
Loss ratio	123.0%	56.4%	74.4%
Expense ratio	33.5%	21.8%	24.9%
Combined ratio	156.5%	78.2%	99.3%

Gross written premiums.    Gross written premiums decreased by 18.4% compared to 2006 due to greater competition in the U.K. where we have declined a number of risks to maintain the profitability of our account. In the U.S. we have not renewed a number of poorly performing property contracts which has lead to a reduction in written premiums. The commercial liability account in the U.S. is experiencing some rate pressure but we have been able to maintain premium levels while obtaining price adequacy.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2007 and 2006, and the percentage increase/decrease in Gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2007		For the three months ended March 31, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.K. commercial property	7.5	(21.9)%	9.6
U.S. commercial property	12.4	(31.1)%	18.0
International property	5.1	410.0%	1.0
U.K. commercial liability	22.0	(37.5)%	35.2
U.S. commercial liability	23.3	4.0%	22.4
Total	70.3	(18.4)%	86.2

Losses and loss adjustment expenses.    Losses for the period have reduced by $12.9 million when compared to the comparative period primarily due to the 2006 period suffering from a $10.0 million commercial property fire at a pet food manufacturer in the U.K. compared to the 2007 year suffering a modest $0.8 million loss associated with winter storm Kyrill. Prior year reserve releases have also increased modestly from $9.7 million in 2006 to $10.0 million in 2007.

Policy acquisition, operating and administrative expenses.    Acquisition costs have reduced $0.9 million between the first quarter of 2006 and 2007 as a result of lower average commission rates for all property and liability classes. Operating and administrative expenses have however increased by $4.6 million over the same period due to additional expenses being allocated to the segment following the increased investment in support functions and infrastructure, the additional costs associated with the new international property team and the fact that reductions in U.K. business written have not resulted in reductions in administrative costs.

Total Income Statement

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    The following table analyses the overall change in gross written premiums between the three months ended March 31, 2007 and 2006. The amounts shown as ‘underlying premiums’ for the period ended March 31, 2007 exclude reinstatement premiums and other premiums receivable directly related to losses arising from storm loss Kyrill and for the period ended March 31, 2006 reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (‘‘KRW’’) have been excluded.

	For the three months ended March 31, 2007
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions)
Gross written premiums	187.0	223.3	155.9	70.3	636.5
Less: Kyrill-related premiums	(4.1)	—	—	—	(4.1)
Underlying premiums	182.9	223.3	155.9	70.3	632.4

	For the three months ended March 31, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	162.9	275.4	154.2	86.2	678.7
Less: KRW-related premiums	(0.1)	—	(4.1)	—	(4.2)
Underlying premiums	162.8	275.4	150.1	86.2	674.5
% change in underlying premiums between 2007 and 2006	12.4%	(18.9)%	3.9%	(18.5)%	(6.3)%

We wrote less business in the first quarter than in the corresponding period of 2006 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as UK commercial property and liability insurance and the re-positioning of our US surplus lines property insurance business This was partially off set by improvements in pricing in property reinsurance.

Reinsurance ceded.     Reinsurance spend has reduced from $226.8 million to $81.4 million in 2007 principally as a result of our strategy of reducing reliance on property retrocessional reinsurance in favor of managing our unchanged catastrophe risk tolerances by cutting gross exposures instead of exporting risk to reinsurers. The reduced reinsurance spend across the three other segments is due to a number of factors including the non-renewal of some covers, the timing of certain renewals moving to the second quarter and a reduction in costs for certain programs. We will report additional reinsurance ceded of some $25 million in the second quarter of 2007 in the property reinsurance segment following our recently announced catastrophe bond and ILW reinsurance programs. We will also continue to monitor the retrocession market and will make additional purchases if we see value for our shareholders.

Gross premiums earned.    Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the first quarter of 2007 decreased by 4.0% compared to the first quarter of 2006 primarily as a result of the reduction in business written in casualty reinsurance and property and casualty insurance segments due to rate pressures.

Net premiums earned.    Net premiums earned increased by 9.0% in 2007 compared to 2006 due to the reduction in reinsurance ceded in the period.

Insurance losses and loss adjustment expenses.    In the first quarter of 2007 we suffered a $27.1 million loss from winter storm Kyrill and $7.5 million from the Sealaunch satellite launch failure compared to 2006 when we suffered a $10.0 million commercial property loss at a pet food manufacturer and a $5.0 million marine loss following the grounding of a Canadian ferry.

The underlying changes in accident year loss ratios by segment are shown in the following table:

For the three months ended March 31, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	43.4%	(6.8)%	36.6%
Casualty reinsurance	57.2%	20.6%	77.8%
Specialty insurance and reinsurance	53.8%	4.1%	57.9%
Property and casualty insurance	55.8%	14.0%	69.8%
Total	51.4%	6.0%	57.4%

For the three months ended March 31, 2006	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	44.5%	(7.9)%	36.6%
Casualty reinsurance	68.0%	5.9%	73.9%
Specialty insurance and reinsurance	46.5%	9.0%	55.5%
Property and casualty insurance	74.4%	13.6%	88.0%
Total	57.7%	4.4%	62.1%

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended March 31, 2007 and 2006. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Policy acquisition expenses	16.4%	18.9%
Operating and administrative expenses	9.6%	7.7%
Gross expense ratio	26.0%	26.6%
Effect of reinsurance	2.0%	6.1%
Total net expense ratio	28.0%	32.7%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended March 31, 2007 and 2006 are shown in the following table:

	For the three months ended March 31, 2007					For the three months ended March 31, 2006
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
Policy acquisition expense ratio	17.2%	17.4%	16.8%	13.0%	16.4%	22.8%	19.6%	18.1%	12.5%	18.9%
Operating and administrative expense ratio	9.2%	8.9%	8.5%	12.5%	9.6%	9.2%	7.7%	7.1%	6.3%	7.7%
Gross expense ratio	26.4%	26.3%	25.3%	25.5%	26.0%	32.0%	27.3%	25.2%	18.8%	26.6%
Effect of reinsurance	1.3%	1.1%	2.5%	4.4%	2.0%	14.1%	0.7%	4.4%	6.1%	6.1%
Total net expense ratio	27.7%	27.4%	27.8%	29.9%	28.0%	46.1%	28.0%	29.6%	24.9%	32.7%

The general reduction in acquisition expense ratios between periods is due to changes in business mix from classes which attract higher commission charges to those with lower costs but also due to certain segments most notably casualty reinsurance and specialty insurance and reinsurance incurring one-off additional commission accruals in the first quarter of 2006.

Net investment income.    Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. Total net investment income increased by 51.7% in 2007 compared to 2006. The increases have been driven by rising interest rates, fixed income sector allocation changes and asset allocation changes translating into higher book yields and by increases in our total cash and investment balances. The total investment income for the quarter included $9.9 million gains from funds of hedge funds in which we made our first investment of $150 million on April 1, 2006, and a further $150 million investment on February 1, 2007 this year which brings our total allocation to alternative investments to 6.4%. During the quarter the book yield on our fixed income portfolio increased 25 basis points from 4.52% to 4.77% and the portfolio duration increased from 3 years to 3.25 years.

Change in fair value of derivatives.    In the three months ended March 31, 2007 we recorded a reduction of $5.4 million (2006 — $1.6 million) in the estimated fair value of our catastrophe swap and a reduction of $1.9 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 6 to the financial statements.

Income before tax.    In the first quarter of 2007, income before tax was $147.2 million and comprised $90.5 million of underwriting profit, $67.5 million in net investment income, $5.5 million of net exchange gains, $4.2 million of interest payable and $7.3 million of other expenses. In the first quarter of 2006, income before tax was $77.3 million and comprised $38.7 million of underwriting profit, $44.5 million in net investment income, $1.3 million of net exchange gains, $1.4 million of interest payable and $1.9 million of other expenses.

Income tax expense.    Income tax expense for the three months ended March 31, 2007 was $25.3 million. Our consolidated tax rate for the three months ended March 31, 2007 was 17.2% (2006 — 20.1%). As required by FAS 109 and APB 28, this is an estimate of the tax rate which will apply to our pre-tax income for 2006 and anticipates that a greater proportion of the Company’s profit for the year will accrue from our Bermudian operations. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income.    Net income for the three months ended March 31, 2007 was $121.9 million, equivalent to $1.31 earnings per basic ordinary share adjusted for the $6.9 million preference share dividend and $1.27 fully diluted adjusted earnings per ordinary share adjusted for the preference share dividend on the basis of the weighted average number of ordinary shares in issue during the three months ended March 31, 2007. The net income for the three months ended March 31, 2006 was $61.8 million equivalent to earnings per ordinary share of $0.61 and diluted earnings per share of $0.59.

Reserves for Losses and Loss Expenses

As of March 31, 2007, we had total net loss and loss adjustment expense reserves of $2,352.4 million (December 31, 2006-$2,351.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,783.3 million at the balance sheet date of March 31, 2007 a total of $1,455.8 million or 52.3% represented IBNR claims (December 31, 2006 — $2,820.0 million and 48.7%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at March 31, 2007
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	640.0	(118.3)	521.7
Casualty Reinsurance	1,030.5	(13.0)	1,017.5
Specialty Insurance and Reinsurance	548.2	(225.8)	322.4
Property and Casualty Insurance	564.6	(73.8)	490.8
Total Losses and loss expense reserve	2,783.3	(430.9)	2,352.4

	As at December 31, 2006
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	709.2	(159.7)	549.5
Casualty Reinsurance	970.9	(9.1)	961.8
Specialty Insurance and Reinsurance	570.1	(216.3)	353.8
Property and Casualty Insurance	569.8	(83.2)	486.6
Total Losses and loss expense reserve	2,820.0	(468.3)	2,351.7

For the three months ended March 31, 2007, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $26.3 million. An analysis of this reduction by line of business is as follows:

	As at March 31, 2007	As at March 31, 2006
	($ in millions)
Property Reinsurance	(10.2)	(8.5)
Casualty Reinsurance	22.0	7.6
Specialty Insurance and Reinsurance	4.5	8.7
Property and Casualty Insurance	10.0	9.7
Total Losses and loss expense reserve	26.3	17.5

The key elements which gave rise to the net favorable development during the three months ended March 31, 2007 were as follows:

Property Reinsurance:    The $10.2 million reserve strengthening in this segment was due to a $3.5 million deterioration in estimated losses from a dam breach in 2005, $3.6 million due to deterioration on our pro rata account, $2.0 million associated with increased premium estimates from prior year contacts written by Aspen Re America and a $1.1 million deterioration on Indian flood claims.

Casualty Reinsurance:    The $22.0 million reduction in the net reserves in our casualty reinsurance segment was due to better than expected claims development from our U.S. Casualty and International Casualty segments which released respectively $18.8 million and $3.6 million from prior year reserves. The release from U.S. casualty reinsurance includes $8 million from professional indemnity business and $10 million from workers compensation risks.

Specialty Insurance and Reinsurance:    The $4.5 million reduction in the net reserves in our specialty insurance and reinsurance segment is due to a general improvement across several specialty reinsurance classes of business including aviation, marine and contingency.

Property and Casualty Insurance:    Of the total release, $9.1 million was from the U.K. liability class due to much better than expected experience on prior years, $2.0 million was from the international property account following a reduction in the final settlement of a large loss reported in 2006. The balance of the reserve movement was a $1.0 million deterioration on prior period non-hurricane losses.

Our quarterly reserving process currently includes an independent review of a number of selected classes each quarter by a firm of consulting actuaries. Having factored in the uncertainties impacting the reserves for our book of business, our consulting actuaries concluded that our reserves as at March 31, 2007 lie within a range of reasonable best estimates.

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

For a more detailed description see ‘‘Management’s Discussion and Analysis — Critical Accounting Policies’’ and ‘‘Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment Expenses,’’ included in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Capital Management

During 2006 we began a new phase of capital management which is intended to better manage both the total amount and funding of the capital deployed in our business. While total capital increased during the year the proportion funded by our ordinary shareholders has decreased from 81% to 75%. This was achieved through a repurchase of shares using the proceeds of the issuance of a new class of preference shares. There have been no significant additional capital management transactions in the first quarter of 2007. There is $100 million remaining under the share repurchase plan approved by the board as announced in November 2006.

The following table shows our capital structure at March 31, 2007 compared to December 31, 2006.

	As at March 31, 2007	As at December 31, 2006
	($ in millions)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,090.1	$1,970.1
Preference shares (liquidation preference less issue expenses)	419.2	419.2
Long-term debt	249.4	249.4
Total capital	$2,758.7	$2,638.7

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2007, this ratio was 9.0% (December 31, 2006 — 9.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 24.2% as of March 31, 2007 (December 31, 2006 — 25.3%).

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,509.3 million at March 31, 2007 ($2,389.3 million at December 31, 2006). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at March 31, 2007 Aspen Holdings held $14.7 million (December 31, 2006 — $46.0 million) in cash and cash equivalents which management considers sufficient to provide us liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In 2006, Aspen (UK) Holdings Limited (‘‘Aspen U.K. Holdings’’) paid us a dividend of $35 million. We also received interest of $26 million from Aspen U.K. Holdings in respect of an inter-company loan. There have been no dividend payments to Aspen Holdings in the three months ended March 31, 2007 but a payment of $6.5 million of inter-company interest was received. On May 3, 2007 the board of Aspen Bermuda agreed to the payment of a dividend of $25 million to Aspen Holdings.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see ‘‘Business-Regulatory Matters’’ in Part I, Item 1 in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Subject to these requirements, there were no other significant restrictions on the ability of Aspen Re and Aspen Bermuda to pay us dividends funded from their respective accumulated balances of retained income as at March 31, 2007.

In addition to its dividend capacity as at March 31, 2007, Aspen Bermuda could also make capital repayments to Aspen Holdings in excess of $140 million without prior approval from the Bermuda Monetary Authority. Aspen Re has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings. Even though not strictly required, Aspen Re would typically seek FSA approval prior to making such capital repayment.

Insurance subsidiaries.    As of March 31, 2007, the Insurance Subsidiaries held approximately $945.6 million (December 31, 2006 — $1,144.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2007 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2007 and December 3, 2006:

	As at March 31, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,317.8	1,280.1
Assets held in single beneficiary trusts	51.1	51.4
Letters of credit issued under our revolving credit facilities (1)	226.2	231.7
Secured letters of credit (2)	234.2	233.6
Total	$1,829.3	1,796.8
Total as % of cash and invested assets	34.5%	34.7%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of March 31, 2007, the Company had funds on deposit of $171.6 million and £47.3 million (December 31, 2006-$171.2 million and £50.2 million) as collateral for the secured letters of credit.

Further information on these arrangements can be found in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the three months ended March 31, 2007.    Total net cash flow from operations from December 31, 2006 through March 31, 2007 was $128.8 million, an increase from $64.4 million in the prior year period. The increase was a result of a significant reduction in claims settlements, a lower reinsurance spend and an increase in reinsurance recoveries collected. For the three months ended March 31, 2007, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 3, 2007, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 21, 2007. On March 31, 2007, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on April 1, 2007. On March 31, 2007, dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (‘‘Perpetual Preference Shares’’) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders on April 1, 2007.

Consolidated cash flows for the three months ended March 31, 2006.    Total net cash flow from operations from December 31, 2005 through March 31, 2006 was $64.4 million, a reduction from $210.6 million in the prior year period. The reduction was a result of significant claims having been paid in the period. For the three months ended March 31, 2006, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 25, 2006, we paid a dividend of $0.15 per ordinary share to shareholders of record on March 15, 2006. On March 31, 2006, dividends totaling $3.9 million on our Perpetual PIERS were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on April 1, 2006.

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

The facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit. The facility will expire on August 2, 2010. As of March 31, 2007, no borrowings were outstanding under the credit facilities, though we had $79.0 million and $226.2 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of March 31, 2007:

	2007	2008	2009	2010	2011	Later Years	Total
	($ in millions)
Operating Lease Obligations	3.4	7.9	7.6	7.5	7.1	43.4	76.9
Long-Term Debt Obligations (1)	0.0	0.0	0.0	0.0	0.0	250.0	250.0
Reserves for Losses and loss adjustment expenses (2)	1,043.6	537.1	359.7	263.6	175.8	403.5	2,783.3

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘— Critical Accounting Policies-Reserves for Losses and Loss Expenses.’’

Further information on operating leases is given in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see note 6 to our unaudited financial statements for the three months ended March 31, 2007 included elsewhere in this report.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe’’, ‘‘do not believe’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘plan’’, ‘‘estimate’’, ‘‘intend’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best Company (‘‘A.M. Best’’) or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities;

•	the total industry losses resulting from Hurricanes Katrina, Rita and Wilma and any other events, and the actual number of our insureds incurring losses from these storms; and

•	with respect to Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality, the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition, and the related demand and supply dynamics as contracts come up for renewal.

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

As at March 31, 2007, our fixed income portfolio had an approximate duration of 3.25 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	—100	—50	0	50	100
	($ in thousands, except percentages)
Market value $ in thousands	$4,782.4	$4,715.1	$4,645.6	$4,574.3	$4,502.1
Gain/(loss) $ in thousands	136.8	69.5	—	(71.3)	(143.5)
Percentage of portfolio	3.0%	1.5%	—	(1.5)%	(3.0)%

Equity risk.    We have invested in three funds of hedge funds with an estimated fair value of $316.8 million at March 31, 2007. These investments comprise 6.0% of our total of cash, cash equivalents and invested assets as at that date. This is an increase from 3.3% at December 31, 2006 as the result of a further investment of $150.0 million during the quarter. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of diverse strategies and securities.

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

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of March 31, 2007, approximately 79% of our cash, cash equivalents and investments are held in U.S. Dollars, approximately 14% are in British Pounds and approximately 7% are in other currencies. For the three months ended March 31, 2007, 15.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2007. Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2007, would have impacted reported net comprehensive income by approximately $14.3 million for the three months ended March 31, 2007.

We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at March 31, 2007.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2007 and December 31, 2006, the average rate of fixed income securities in our investment portfolio was ‘‘AAA.’’ During the first quarter of 2007 there were growing reports of defaults in the U.S. sub-prime mortgage market. We took an early view on the sub-prime s sector of the Mortgage Backed Securities market and exited the minimal direct exposure we had at the beginning of March 2007. We also reduced our exposure to corporate names with sub-prime exposure.

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

We have also entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 6 to the unaudited financial statements for the three months ended March 31, 2007 included elsewhere in this report.

The table below shows our reinsurance recoverables as of March 31, 2007 and December 31, 2006, and our reinsurers’ ratings taking into account any changes in ratings as of April 22, 2007.

A.M. Best	As at March 31, 2007 ($ in millions)	As at December 31, 2006 ($ in millions)
A++	$60.6	$77.9
A+	$36.1	$36.5
A	$269.2	$289.0
A−	$61.1	$61.1
Fully collateralized	$3.9	$3.8
	$430.9	$468.3

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company’s disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure requirements are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report is recorded, processed, summarized and reported in a timely fashion.

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.    Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date Issued	Number of Shares Issued
January 16, 2007	894 shares
February 15, 2007	258 shares
March 15, 2007	289 shares

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Retirement Letter between Paul Myners and Aspen Insurance Holdings Limited, dated April 18, 2007.
10.2	Appointment Letter between Glyn Jones, as Chairman, and Aspen Insurance Holdings Limited, dated April 19, 2007.
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Insurance Holdings Limited (Registrant)
Date: May 9, 2007	By:	/s/ Christopher O’Kane
Christopher O’Kane Chief Executive Officer
Date: May 9, 2007	By:	/s/ Richard Houghton
Richard Houghton Chief Financial Officer