Form 10-Q
period 2007-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2007-08-07
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended June 30, 2007, or

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

As of August 3, 2007, there were 88,782,246 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at June 30, 2007	As at December 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed income maturities available for sale, at fair value (amortized cost — $4,174.8 and $3,877.2)	$4,083.9	$3,828.7
Other investments at fair value	481.6	156.9
Short-term investments available for sale, at fair value (amortized cost — $492.6 and $695.9)	492.1	695.5
Total investments	5,057.6	4,681.1
Cash and cash equivalents	397.9	495.0
Reinsurance recoverables
Unpaid losses	324.4	468.3
Ceded unearned premiums	130.2	29.8
Receivables
Underwriting premiums	904.0	688.1
Other	48.8	62.2
Deferred policy acquisition costs	166.3	141.4
Derivatives at fair value	27.2	33.8
Office properties and equipment	24.9	24.6
Other assets	13.3	7.6
Intangible assets	8.2	8.2
Total assets	$7,102.8	$6,640.1
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,854.5	$2,820.0
Unearned premiums	1,028.8	841.3
Total insurance reserves	3,883.3	3,661.3
Payables
Reinsurance premiums	132.2	62.4
Deferred taxation	35.0	34.1
Current taxation	55.2	27.7
Accrued expenses and other payables	134.3	186.2
Liabilities under derivative contracts	22.4	29.7
Total payables	379.1	340.1
Long-term debt	249.4	249.4
Total liabilities	$4,511.8	$4,250.8
SHAREHOLDERS’ EQUITY
Share capital:
Ordinary shares: 88,544,590 shares of 0.15144558¢ each (2006 — 87,788,375)	$0.1	$0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2006 — 4,600,000)	—	—
— 8,000,000 7.401% shares of par value 0.15144558¢ each (2006 — 8,000,000)	—	—
Additional Paid-in Capital	1,933.8	1,921.7
Retained earnings	646.8	450.5
Accumulated other comprehensive income, net of taxes	10.3	17.0
Total Shareholders’ Equity	2,591.0	2,389.3
Total Liabilities and Shareholders’ Equity	$7,102.8	$6,640.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Net premiums earned	$451.2	$429.0	$890.2	$831.6
Net investment income	78.8	49.9	146.3	94.4
Realized investment losses	(5.6)	(3.7)	(10.4)	(5.1)
Change in fair value of derivatives	1.9	—	(5.4)	(1.6)
Total Revenues	526.3	475.2	1,020.7	919.3
Expenses
Insurance losses and loss adjustment expenses	(272.7)	(223.8)	(498.2)	(456.2)
Policy acquisition expenses	(81.7)	(83.2)	(159.4)	(176.5)
Operating and administration expenses	(44.4)	(43.0)	(89.7)	(81.2)
Interest on long-term debt	(4.4)	(4.0)	(8.6)	(7.9)
Realized exchange gains	8.0	6.6	13.5	7.9
Other expenses	—	(0.6)	—	(0.9)
Total Expenses	(395.2)	(348.0)	(742.4)	(714.8)
Income from operations before income tax	131.1	127.2	278.3	204.5
Income tax expense	(16.4)	(25.4)	(41.7)	(40.9)
Net Income	$114.7	$101.8	$236.6	$163.6
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	88,204,654	95,250,409	88,013,841	95,246,684
Diluted	90,826,560	97,332,916	90,633,531	97,243,409
Basic earnings per ordinary share adjusted for preference share dividend	$1.22	$1.04	$2.53	$1.64
Diluted earnings per ordinary share adjusted for preference share dividend	$1.19	$1.01	$2.46	$1.61

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended June 30,
	2007	2006
Ordinary shares
Beginning and end of period	$0.1	$0.1
Preference shares
Beginning and end of period	—	—
Additional paid-in capital
Beginning of period	1,921.7	1,887.0
New ordinary shares issued	7.1	—
Shares repurchased	(0.1)	—
New preference shares issued	—	29.2
New preference share issue costs	—	(0.1)
Share-based compensation	5.1	4.7
End of period	1,933.8	1,920.8
Retained earnings
Beginning of period	450.5	144.2
Net income for the period	236.6	163.6
Dividends on ordinary shares	(26.4)	(28.6)
Dividends on preference shares	(13.9)	(7.1)
End of period	646.8	272.1
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	59.1	42.8
Change for the period, net of income tax (expense)/benefit of $Nil and $Nil	26.7	9.2
End of period	85.8	52.0
Loss on derivatives
Beginning of period	(1.8)	(2.0)
Reclassification to interest payable, net of income tax (expense)/benefit of $Nil and $Nil	0.1	0.1
End of period	(1.7)	(1.9)
Unrealized appreciation/(depreciation) on investments:
Beginning of period	(40.3)	(32.3)
Change for the period, net of income tax benefit of $8.8 and $7.4	(33.5)	(56.4)
End of period	(73.8)	(88.7)
Total accumulated other comprehensive income/(loss)	10.3	(38.6)
Total Shareholders’ Equity	$2,591.0	$2,154.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$114.7	$101.8	$236.6	$163.6
Other comprehensive income/(loss), net of taxes:
Reclassification adjustment for net realized gains on investments included in net income	0.6	0.6	3.0	1.3
Change in unrealized losses on investments	(45.3)	(26.0)	(36.5)	(57.7)
Loss on derivatives reclassified to interest payable	0.1	0.1	0.1	0.1
Change in unrealized gains on foreign currency translation	21.5	14.2	26.7	9.2
Other comprehensive loss	(23.1)	(11.1)	(6.7)	(47.1)
Comprehensive income	$91.6	$90.7	$229.9	$116.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$236.6	$163.6
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of premium or discount on investments	11.5	8.6
Depreciation	2.6	1.8
Share-based compensation expense	5.1	4.7
Net realized (gains) losses	10.4	5.1
Other investments (gains) losses	(24.7)	(1.0)
Change in:
Insurance reserves:
Losses and loss adjustment expenses	34.5	(112.7)
Unearned premiums	187.5	203.0
Reinsurance recoverables:
Unpaid losses	143.9	79.7
Ceded unearned premiums	(100.4)	(82.6)
Other receivables	13.4	5.1
Deferred policy acquisition costs	(24.9)	(16.4)
Reinsurance premiums payables	69.8	(3.0)
Premiums receivable	(215.9)	(112.7)
Deferred taxes	0.9	—
Income tax payable	27.5	(14.3)
Accrued expenses and other payables	(51.9)	49.9
Fair value of derivatives and settlement of liabilities under derivatives	(0.7)	(23.6)
Other assets	(5.7)	(0.8)
Net cash provided by operating activities	319.5	154.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
($ in millions)

	Six Months Ended June 30,
	2007	2006
Cash flows used in investing activities:
Purchases of fixed maturities	$(1,631.0)	$(1,398.0)
Purchases of other investments	(300.0)	(150.0)
Proceeds from sales and maturities of fixed maturities	1,337.9	797.1
Net (purchases)/sales of short-term investments	214.3	203.8
Purchase of equipment	(2.9)	(3.2)
Net cash used in investing activities	(381.7)	(550.3)
Cash flows used in financing activities:
Proceeds from the issuance of Preference Shares, net of issuance costs	—	29.1
Proceeds from the issuance of Ordinary Shares, net of issuance costs	7.1	—
Ordinary Shares repurchased	(0.1)	—
Dividends paid on Ordinary Shares	(26.4)	(28.6)
Dividends paid on Preference Shares	(13.9)	(7.1)
Loss on derivative contracts	0.1	0.1
Net cash used in financing activities	(33.2)	(6.5)
Effect of exchange rate movements on cash and cash equivalents	(1.7)	7.2
Decrease in cash and cash equivalents	(97.1)	(395.2)
Cash and cash equivalents at beginning of period	495.0	748.3
Cash and cash equivalents at end of period	$397.9	$353.1
Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	18.2	1.5
Cash paid during the period for interest	8.3	7.5

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company.’’ All intercompany transactions and balances have been eliminated on consolidation.

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

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its financial statements when adopted.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No.109’’. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 for the fiscal year beginning on January 1, 2007. Additional information regarding the adoption of FIN 48 is included in Note 4.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’ (‘‘SFAS 155’’), which amends SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains embedded derivatives that would otherwise have to be accounted for separately, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the start of our fiscal year beginning January 1, 2007. The adoption of SFAS 155 has had no impact on our financial condition or results of operations.

3.	Earnings per ordinary share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends, available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings
Basic
Net income as reported	$114.7	$101.8	$236.6	$163.6
Preference dividends	(7.0)	(3.2)	(13.9)	(7.1)
Net income available to ordinary shareholders	107.7	98.6	222.7	156.5
Diluted
Net income available to ordinary shareholders	107.7	98.6	222.7	156.5
Ordinary shares
Basic
Weighted average ordinary shares	88,204,654	95,250,409	88,013,841	95,246,684
Diluted
Weighted average ordinary shares	88,204,654	95,250,409	88,013,841	95,246,684
Weighted average effect of dilutive securities	2,621,906	2,082,507	2,619,690	1,996,725
Total	90,826,560	97,332,916	90,633,531	97,243,409
Earnings per ordinary share
Basic	$1.22	$1.04	$2.53	$1.64
Diluted	$1.19	$1.01	$2.46	$1.61

On July 26, 2007, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record date:
Ordinary shares	$0.15 per share	August 17, 2007	August 7, 2007
5.625% preference shares	$0.703125 per share	October 1, 2007	September 15, 2007
7.401% preference shares	$0.462563 per share	October 1, 2007	September 15, 2007
4.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains tax being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States income tax at a rate of 35%. Under the current laws of England and Wales, Aspen Re is taxed at the U.K. corporate tax rate of 30% (reducing to 28% with effect from April 1, 2008).

In the interim financial statements income tax expense is measured using the estimated effective annual rate for the year ended December 31, 2007.

Total income tax for the three months and six months ended June 30, 2007 and 2006 is allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Income tax on income	$16.4	$25.4	$41.7	$40.9
Income tax (recovery) on other comprehensive income	(11.1)	(2.7)	(8.8)	(7.4)
Total income tax	$5.3	$22.7	$32.9	$33.5

The Company has adopted the provisions of FIN 48. The following estimates apply as at January 1, 2007 being the date of adoption. There has been no material change in any of these estimated amounts during the six months ended June 30, 2007.

($ in millions)
Total amount of unrecognized tax benefits	$ —
Total amounts of interest and penalties accrued	$ —
Amount by which the total of unrecognized tax benefits may significantly increase or decrease by December 31, 2007	$ —

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2005 and 2006 tax years.

5.    Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at June 30, 2007
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$954.2	$0.7	$(22.8)	$932.1
U.S. government agency securities	444.0	0.2	(9.8)	434.4
Corporate securities	1,274.8	0.3	(27.0)	1,248.1
Foreign government	437.4	—	(13.6)	423.8
Municipals	4.0	—	(0.2)	3.8
Asset-backed securities	233.2	—	(2.0)	231.2
Mortgage-backed securities	827.2	0.4	(17.1)	810.5
Total fixed income	4,174.8	1.6	(92.5)	4,083.9
Other investments	481.6	—	—	481.6
Short-term investments	492.6	0.2	(0.7)	492.1
Total	$5,149.0	$1.8	$(93.2)	$5,057.6

	As at December 31, 2006
	($ in millions)
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments (excluding cash)
Fixed income investments
U.S. government securities	$1,035.4	$0.8	$(21.9)	$1,014.3
U.S. government agency securities	330.7	0.3	(3.7)	327.3
Corporate securities	1,088.1	2.4	(13.4)	1,077.1
Foreign government	449.7	0.2	(7.8)	442.1
Municipals	1.6	—	—	1.6
Asset-backed securities	293.8	0.2	(2.2)	291.8
Mortgage-backed securities	677.9	4.0	(7.4)	674.5
Total fixed income	3,877.2	7.9	(56.4)	3,828.7
Other investments	156.9	—	—	156.9
Short-term investments	695.9	0.4	(0.8)	695.5
Total	$4,730.0	$8.3	$(57.2)	$4,681.1

Other investments.    Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which result in a carrying value that approximates fair value. Unrealized gains of $14.8 million (2006 — $1.0 million) and $24.7 million (2006 — $1.0 million) have been recognized through the statement of operations in the three months and six months ended June 30, 2007 respectively.

Gross unrealized loss.    The following tables summarize as at June 30, 2007 and December 31, 2006, by type of security the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at June 30, 2007
	($ in millions)
	0-12 months		Over 12 months		Total
	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss
U.S. government securities	$120.7	$(2.8)	$687.6	$(20.0)	$808.3	$(22.8)
U.S. government agency securities	190.9	(4.7)	208.8	(5.1)	399.7	(9.8)
Corporate securities	645.8	(13.4)	547.0	(13.6)	1,192.8	(27.0)
Foreign government	98.4	(2.2)	325.3	(11.4)	423.7	(13.6)
Municipals	—	—	3.8	(0.2)	3.8	(0.2)
Asset-backed securities	158.4	(1.0)	62.3	(1.0)	220.7	(2.0)
Mortgage-backed securities	510.4	(8.7)	255.8	(8.4)	766.2	(17.1)
Total	$1,724.6	$(32.8)	$2,090.6	$(59.7)	$3,815.2	$(92.5)

The following table previously disclosed in our financial statements which formed part of our annual report on Form 10-K for fiscal year ended December 31, 2006 has been amended.  The revised table correctly classifies unrealized investment losses by the length of time the security has been in an unrealized loss position, moving $11.8 million of losses from over 12 months to 0-12 months; excludes the $484.3 million fair value of investments held by Aspen Re which, as at December 31, 2006, were reporting unrealized gains; and excludes $0.8 million of unrealized losses from short term investments.  The amendments to the table have no impact on reported net income after tax, accumulated other comprehensive income or net assets as of December 31, 2006 and June 30, 2007.

	As at December 31, 2006
	($ in millions)
	0-12 months		Over 12 months		Total
	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss
U.S. government securities	$158.7	$(1.2)	$738.6	$(20.7)	$897.3	$(21.9)
U.S. government agency securities	103.4	(0.3)	172.5	(3.4)	275.9	(3.7)
Corporate securities	465.7	(5.3)	404.0	(8.1)	869.7	(13.4)
Foreign government	326.0	(6.4)	58.2	(1.4)	384.2	(7.8)
Municipals	—	—	1.6	—	1.6	—
Asset-backed securities	65.3	(0.3)	132.6	(1.9)	197.9	(2.2)
Mortgage-backed securities	121.9	(0.9)	256.2	(6.5)	378.1	(7.4)
Total	$1,241.0	$(14.4)	$1,763.7	$(42.0)	$3,004.7	$(56.4)

Other-than-temporary impairments.    As at June 30, 2007, the Company held 1,030 fixed maturities in an unrealized loss position with a fair value of $3,815.2 million and gross unrealized losses of $92.5 million. The Company believes that the gross unrealized losses are the result of interest rate movements and intends to hold such investments until the carrying value is recovered. The unrealized losses are not a result of structural, credit or collateral issues. The Company has not recorded any other-than-temporary impairments in 2007.

6.	Derivative Financial Instruments and Other Reinsurance Arrangements

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

The determination as to whether Aspen Bermuda is entitled to a recovery depends on estimates of insured damage published by Property Claim Services (‘‘PCS’’). The amount of any recovery due increases on a linear basis from $0 to $100 million depending on the PCS estimate with the full amount of $100 million receivable at or above $47 billion for a hurricane event or $29 billion for an earthquake event. If a recovery becomes due then the future payments under the contract may be reduced. As we provided in full for these future payments when the contract commenced, any actual or projected change in this liability is also reflected as a gain or loss in the consolidated statement of operations. The impact of this contract on net income in the three and six months ended

June 30, 2007 is a net gain of $3.8 million (2006 — $Nil) and a net charge of $1.6 million (2006 — $1.6 million), respectively.

The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on June 8, 2007 was $41.1 billion, which entitles the Company to a recovery of approximately $26.3 million of which $21.0 million has been paid to us and $5.3 million is due August 20, 2007. Although there remains uncertainty around the ultimate industry losses there is currently no evidence that PCS will increase its estimate further within our current coverage period. However, we expect to exercise our options to extend the termination date of the cat swap (but not the risk period) for a total of 18 months. This will allow for any further development in PCS’ estimate of insured losses arising from Hurricane Katrina. As there is no quoted market value available for this derivative, the fair value is determined by management using internal models taking into account changes in the market for catastrophe reinsurance contracts with similar economic characteristics and the potential for recoveries from events preceding the valuation date. The amount recognized could be materially different from the amount realized in actual payments to us made under the contract.

Credit insurance contract.    On November 28, 2006 the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

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

The impact of this contract on net income in the three and six months ended June 30, 2007 is a charge of $1.9 million (2006 — $Nil) and $3.8 million (2006 — $Nil), respectively, resulting from the change in the fair value and a charge to interest expense of $0.4 million (2006 — $Nil) and $0.8 million (2006 — $Nil).

Other reinsurance arrangements.    On April 25, 2007, we entered into a reinsurance agreement that provides us with coverage incepting at the expiration of the cat swap. Under the reinsurance agreement, Ajax Re Limited (‘‘Ajax Re’’) will provide us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the PCS reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The full $100 million is exhausted when the reported industry insured losses by PCS reach $25.9 billion. The reinsurance attachment and exhaustion points will be recalibrated on April 15, 2008.

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

The Company has determined that Ajax Re is a variable interest entity that should not be consolidated since the majority of the expected losses and expected residual returns will not be absorbed by the Company, as per FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’.

7.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at June 30, 2007	As at December 31, 2006
	($ in millions)
Provision for losses and LAE at start of year	$2,820.0	$3,041.6
Less reinsurance recoverable	(468.3)	(1,192.7)
Net loss and LAE at start of year	2,351.7	1,848.9
Loss reserve portfolio transfer	11.0	0.7
Provision for losses and LAE for claims incurred:
Current year	542.6	941.2
Prior years	(44.4)	(51.3)
Total incurred	498.2	889.9
Losses and LAE payments for claims incurred:
Current year	(18.7)	(137.3)
Prior years	(341.1)	(332.4)
Total paid	(359.8)	(469.7)
Foreign exchange (gains)/losses	29.0	81.9
Net losses and LAE reserves at period end	2,530.1	2,351.7
Plus reinsurance recoverable on unpaid losses at period end	324.4	468.3
Loss and LAE reserves at June 30, 2007 and December 31, 2006	$2,854.5	$2,820.0

For the six months ended June 30, 2007, there was a reduction of $44.4 million (2006 — $51.3 million) in our estimate of the ultimate claims to be paid in respect of prior accident years. An analysis of this reduction by segment is provided under Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Expenses.’’

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

8.	Capital Structure

The Company’s authorized and issued share capital at June 30, 2007 and December 31, 2006 is set out below.

	As at June 30, 2007		As at December 31, 2006
	Number	$ in thousands	Number	$ in thousands
Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	88,544,590	133	87,788,375	133
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12
Total issued share capital		152		152
Additional paid in capital ($ in millions)		1,933.8		1,921.7

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2006 — $430 million) less issue costs of $10.8 million (2006 — $10.8 million).

Ordinary Shares.    The following table summarizes transactions in our ordinary shares during the six month period ended June 30, 2007.

Number of Shares
Shares in issue at December 31, 2006	87,788,375
Share transactions in the six months ended June 30, 2007:
Shares issued to the Names’ Trust upon the exercise of investor options	3,419
Shares issued to Wellington Investment Holdings (Jersey) Limited upon the exercise of investor options	426,083
Shares issued to employees under the share incentive plan	460,273
Repurchase of shares from the Names Trust	(5,067)
Repurchase of shares from shareholders (1)	(128,493)
Shares in issue at June 30, 2007	88,544,590
(1)	128,493 shares were acquired and cancelled on March 22, 2007 in accordance with the accelerated share repurchase program described below.

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

9.	Share Options and Other Equity Incentives

The Company has issued options and other equity incentives under three arrangements: investor options, employee options and non-employee director options. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares. The Company’s first stock option grant in 2003 was measured and recognized according to the fair value recognition provisions of SFAS No. 123 ‘‘Accounting For Stock Based Compensation’’. Effective January 1, 2006 the Company adopted the provisions of SFAS 123 (revised 2004) ‘‘Share Based Payments’’ which required an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

(a) Investor Options

The investor options were issued on June 21, 2002 in consideration for: the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’); the right to seek to renew certain business written by Syndicate 2020; an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004; the use of the Wellington name and logo and the provision of certain outsourced services to the Company, the Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Trust (Bermuda) Limited (‘‘Names’ Trustee’’). The options held by Wellington were transferred to one of its affiliates in December 2005, Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issue of 426,083 ordinary shares by the Company.

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006, the Names’ Trustee exercised 34,155 Names’ Options on both a cash and cashless basis pursuant to which 3,757 ordinary shares were issued. At December 31, 2006, the Names’ Trustee held 1,372,922 Names’ Options. During the six months ended June 30, 2007 the Names’ Trustee exercised 20,904 Names’ Options on both a cash and cashless basis resulting in the issue of 3,419 ordinary shares.

The following table summarizes information about investor options to purchase ordinary shares outstanding at June 30, 2007 and December 31, 2006:

	At June 30, 2007		At December 31, 2006
	Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price		Expiration
Wellington Investment	—	—	3,781,120	3,781,120	$22.52		—
Names’ Trustee (Appleby Trust (Bermuda) Limited)	1,352,018	1,352,018	1,372,922	1,372,922	$23.09	(1)	June 21, 2012
	1,352,018	1,352,018	5,154,042	5,154,042
(1)	Exercise price at June 15, 2007 being the most recent exercise date. Exercise price at any date is the amount in U.S.$ converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b) Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’).

Options.    The following table summarizes information about employee options outstanding to purchase ordinary shares at June 30, 2007.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date	Remaining contractual time
2003 Option grants	3,242,805	2,655,247	$16.20	$5.31	6 yrs 2 mths
2004 Option grants	186,108	186,108	$24.44	$5.74	7 yrs 6 mths
2006 Option grants February 16	946,865	—	$23.65	$6.99	8 yrs 8 mths
2006 Option grants August 4	142,158	—	$23.19	$4.41	9 yrs 2 mths
2007 Option grants	622,839	—	$27.28	$6.13	6 yrs 10 mths

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

The 2007 option grants are not subject to performance conditions and will vest at the end of the three-year period from the date of grant. The options will be exercisable for a period of seven years from the date of grant.

The table below shows the number of options exercised and forfeited by each type of option grant as at June 30, 2007:

	Options
Option Holder	Exercised	Forfeited
2003 Option grants	392,084	249,141
2004 Option grants	65,146	248,859
2005 Option grants	—	525,881
2006 Option grants	—	—
2007 Option grants	—	—

The intrinsic value of options exercised in the six months ended June 30, 2007 was $4.0 million (2006 — $Nil).

The following table shows the compensation costs charged in the six months ended June 30, 2007 and 2006 by each type of option granted.

	As at June 30, 2007	As at June 30, 2006
2003 Options	$0.4	$0.8
2004 Options	$—	$0.1
2005 Options	$—	$—
2006 Options	$0.5	$0.6
2007 Options	$0.3	$—

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

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003 (1)
Per share weighted average fair value	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.55%	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	7 years
Share price volatility	23.76%	19.33%	35.12%	19.68%	0%
Foreign currency volatility	—	—	—	9.40%	9.40%
(1)	The 2003 options had a price volatility of zero, as the minimum value method was utilized because the Company was unlisted on the date that the options were issued and foreign currency volatility of 9.40% as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met.

Restricted Share Units.    The following table summarizes information about restricted share units by year of grant as at June 30, 2007.

	As at June 30, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Outstanding
2004	95,850	76,454	19,396
2005	68,337	45,558	22,779
2006	164,932	11,872	153,060
2007	53,361	—	53,361

Restricted share units vest over a three-year period, with one-third of the grant vesting each year, subject to the participants’ continued employment. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant over a three-year period. Holders of restricted share units will be paid one ordinary share for each unit that vests as practicable following the vesting date. Holders of restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period.

Compensation cost charged against income was $0.8 million for the six months ended June 30, 2007 (2006 — $0.3 million).

Performance Shares.    The following table summarizes information about performance shares by year of grant as at June 30, 2007.

	As at June 30, 2007 Performance Share Awards
	Amount Granted	Amount Earned	Amount Forfeited	Amount Outstanding
2004	150,074	21,988	128,086	—
2005	131,227	—	43,742	87,485
2006	317,954	105,985	—	211,969
2007	439,203	—	—	439,203

One third of the 2004, 2005 and 2006 performance shares vest based on the achievement of one-year performance targets on the year of grant, and two-thirds vest based on the achievement of an average performance target over a three-year period.

The 2007 performance shares are subject to a four-year vesting period. Twenty-five percent of the grant will be eligible for vesting each year based on the following formula, and will only be exercisable at the end of the four-year period. If the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 25% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the approval of the board of directors of the final performance target in the three-year period, and subject to the participant’s continued employment.

Of the 150,074 performance share awards granted in 2004, as at December 31, 2004, all targets had not been met with respect to the one-third portion of the grant and therefore 24,267 share grants were cancelled. The remaining two-thirds of the 2004 grant have also been cancelled as performance targets were not met.

With respect to the performance share awards granted in 2005, of the 131,227 performance shares, one-third of the grant was cancelled as the performance targets for the one-third portion of the grant was not met.

With respect to the performance share awards granted in 2006, one-third of the grant was fully earned as the performance targets for the one-third portion of the grant were fully met but do not vest until the Return on Equity (‘‘ROE’’) for 2008 has been approved by the board of directors.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income was $1.1 million for the six months ended June 30, 2007 (2006 — $0.7 million).

A summary of performance share activity under the Company’s Share Incentive Plan for the six months ended June 30, 2007 is presented below:

	Six Months Ended June, 2007
	Number of Shares	Weighted Average Grant date Fair Value
Performance share awards, beginning of period	430,626	$22.38
Granted	439,203	$24.50
Vested and issued	(21,988)	$23.12
Forfeited	(3,199)	$23.12
Unvested share awards, end of period	844,642	$22.82

(c) Non-employee equity incentives

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the ‘‘Director Stock Option Plan’’). On May 2, 2007 the shareholders approved the amendment to the Director Stock Option Plan to allow the issuance of restricted share units and to rename the Plan the ‘‘2006 Stock Incentive Plan for Non-Employee Directors.’’

Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at June 30, 2007.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors — 2006 Option grants (May 25)	31,045	—	$21.96	$4.24	8 yrs 11 months

The 2006 options vest at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant.

The amounts for the 2006 non-employee director options granted on May 25, 2006 were estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant date
May 25, 2006
Risk-free interest rate	4.85%
Dividend yield	2.7%
Expected life	5 years
Share price volatility	20.05%

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at June 30, 2007

	As at June 30, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Outstanding
Non-Employee Directors — 2007 (May 4)	12,915	1,076	11,839

Subject to the director remaining on the Board of Directors, one-twelfth of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date. Restricted share units entitle the holder to receive one ordinary share unit for each unit that vests. Holders of restricted share units are not entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

The fair value of the restricted share units is based on the closing price on the date of the grant.

Compensation cost charged against income was $Nil for the six months ended June 30, 2007 (2006 — $Nil).

(d) Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity under the Company’s Share Incentive Plan, the Company’s Stock Incentive Plan for Non-Employee Directors and the Investor Options is presented in the following tables:

	Six Months Ended June 30, 2007
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	10,114,736	$19.84
Granted	622,839	$27.28
Exercised	(4,208,650)	$22.04
Forfeited or expired	(5,087)	$24.44
Outstanding options, end of period	6,523,838	$20.12
Exercisable options, end of period	4,193,373	$18.70

	Six Months Ended June 30, 2007
Restricted share unit activity	Number of Options	Weighted Average Grant date Fair Value
Unvested restricted stock, beginning of period	242,440	$23.47
Granted	66,276	$26.60
Vested and issued	(47,205)	$25.31
Forfeited or expired	—	—
Unvested restricted stock, end of period	261,511	$25.16

10.	Commitments and contingencies

(a) Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2007 and December 31, 2006.

	As at June 30, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,327.0	$1,280.1
Assets held in single beneficiary trusts	52.5	51.4
Letters of credit issued under our revolving credit facilities (1)	168.2	231.7
Secured letters of credit (2)	266.4	233.6
Total	$1,814.1	$1,796.8
Total as % of cash and invested assets	33.3%	34.7%
(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of June 30, 2007, the Company had funds on deposit of $239.5 million and £47.9 million (December 31, 2006 — $171.2 million and £50.2 million) as collateral for the secured letters of credit.

(b) Operating leases

Amounts outstanding under operating leases as of June 30, 2007 were:

	2007	2008	2009	2010	2011	Later years	Total
	($ in millions)
Operating Lease Obligations	2.7	8.0	7.7	7.6	7.2	44.1	77.3
11.	Segment reporting

Our four business segments are based on how we manage and monitor the performance of our underwriting operations.

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$184.8	$79.4	$155.4	$83.9	$503.5
Net written premiums	110.1	78.1	152.1	78.2	418.5
Gross premiums earned	147.1	127.8	128.4	78.8	482.1
Net premiums earned	141.1	125.7	118.5	65.9	451.2
Expenses:
Losses and loss expenses	(62.6)	(91.7)	(76.7)	(41.7)	(272.7)
Policy acquisition expenses	(30.8)	(17.2)	(23.4)	(10.3)	(81.7)
Operating and administrative expenses	(15.5)	(10.2)	(9.9)	(8.8)	(44.4)
Underwriting profit	$32.2	$6.6	$8.5	$5.1	$52.4
Net reserves for loss and loss adjustment expenses	$550.7	$1,107.1	$381.8	$490.5	$2,530.1
Ratios
Loss ratio	44.4%	72.9%	64.7%	63.3%	60.5%
Expense ratio	32.8%	21.8%	28.1%	29.0%	27.9%
Combined ratio	77.2%	94.7%	92.8%	92.3%	88.4%

	Three Months Ended June 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$195.5	$63.8	$168.0	$95.1	$522.4
Net written premiums	191.5	57.5	169.6	81.5	500.1
Gross premiums earned	182.4	112.6	116.6	96.7	508.3
Net premiums earned	142.8	107.9	101.0	77.3	429.0
Expenses:
Losses and loss expenses	(47.5)	(40.9)	(84.1)	(51.3)	(223.8)
Policy acquisition expenses	(36.8)	(17.3)	(18.7)	(10.4)	(83.2)
Operating and administrative expenses	(12.4)	(10.5)	(9.8)	(10.3)	(43.0)
Underwriting profit/(loss)	$46.1	$39.2	$(11.6)	$5.3	$79.0
Net reserves for loss and loss adjustment expenses	$383.4	$805.9	$291.0	$364.6	$1,844.9
Ratios
Loss ratio	33.3%	37.9%	83.2%	66.3%	52.2%
Expense ratio	34.4%	25.8%	28.2%	26.8%	29.4%
Combined ratio	67.7%	63.7%	111.4%	93.1%	81.6%

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$371.8	$302.7	$311.3	$154.2	$1,140.0
Net written premiums	286.4	294.7	279.4	113.1	973.6
Gross premiums earned	304.5	238.8	250.1	162.7	956.1
Net premiums earned	291.4	232.1	229.3	137.4	890.2
Expenses:
Losses and loss expenses	(127.8)	(152.5)	(136.3)	(81.6)	(498.2)
Policy acquisition expenses	(57.9)	(36.5)	(43.8)	(21.2)	(159.4)
Operating and administrative expenses	(30.0)	(20.1)	(20.3)	(19.3)	(89.7)
Underwriting profit	$75.7	$23.0	$28.9	$15.3	$142.9
Net reserves for loss and loss adjustment expenses	$550.7	$1,107.1	$381.8	$490.5	$2,530.1
Ratios
Loss ratio	43.8%	65.7%	59.4%	59.4%	55.9%
Expense ratio	30.2%	24.4%	28.0%	29.5%	28.0%
Combined ratio	74.0%	90.1%	87.4%	88.9%	83.9%

	Six Months Ended June 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance & Reinsurance	Property & Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$358.4	$339.2	$322.2	$181.3	$1,201.1
Net written premiums	227.7	323.1	275.2	126.0	952.0
Gross premiums earned	336.6	244.6	229.5	191.1	1,001.8
Net premiums earned	250.0	236.5	196.8	148.3	831.6
Expenses:
Losses and loss expenses	(95.2)	(128.3)	(128.6)	(104.1)	(456.2)
Policy acquisition expenses	(72.0)	(43.2)	(39.1)	(22.2)	(176.5)
Operating and administrative expenses	(26.6)	(20.6)	(17.8)	(16.2)	(81.2)
Underwriting profit	$56.2	$44.4	$11.3	$5.8	$117.7
Net reserves for loss and loss adjustment expenses	$383.4	$805.9	$291.0	$364.6	$1,844.9
Ratios
Loss ratio	38.1%	54.2%	65.3%	70.2%	54.8%
Expense ratio	39.4%	27.0%	28.9%	25.9%	31.0%
Combined ratio	77.5%	81.2%	94.2%	96.1%	85.8%

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 and 2006. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006, as well as the discussions of critical accounting policies, contained in our Financial Statements filed in our 2006 Annual Report on Form 10-K with the United States Securities and Exchange Commission.

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

The most significant features of our results were:

•	Net income after tax of $114.7 million for the quarter ended June 30, 2007 increased by 12.7% compared to $101.8 million for the comparative quarter in 2006. For the six months ended June 30, 2007 net income after tax increased by 44.6%;

•	Diluted earnings per ordinary share after payment of preference share dividends of $1.19 for the quarter ended June 30, 2007 increased by 17.8% and increased by 52.8% for the first six months of 2007;

•	Net investment income in the second quarter of 2007 increased by 57.9% to $78.8 million compared to the second quarter of 2006;

•	The combined ratio for the second quarter of 2007 was 88.4% compared to 81.6% for the same quarter in 2006;

•	Net earned premium for the quarter increased by 5.2% compared to the same period in 2006; and

•	Tangible book value per ordinary share at June 30, 2007 is $24.44, an increase of 21.1% compared to $20.19 at June 30, 2006(1).

•	Diluted tangible book value per ordinary share at June 30, 2007 is $23.63, an increase of 19.6% compared to $19.76 at June 30, 2006(1).

(1)	Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at June 30, 2007 and June 30, 2006 were:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,591.0	$2,154.4
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(222.9)
	$2,163.6	$1,923.3
Ordinary shares	88,544,590	95,250,451
Diluted ordinary shares	91,553,439	97,334,195

The following overview of our results for the three months ended June 30, 2007 and 2006 and of our financial condition at June 30, 2007 is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.    Total gross written premiums decreased by 3.6% in the second quarter of 2007 compared to 2006. The table below shows our gross written premiums for each line of business for the three months ended June 30, 2007 and 2006, and the percentage increase/(decrease) in gross written premiums for such line.

Business Segment	For the three months ended June 30, 2007		For the three months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Property Reinsurance	$184.8	(5.5)	$195.5
Casualty Reinsurance	79.4	24.5	63.8
Specialty Insurance and Reinsurance	155.4	(7.5)	168.0
Property and Casualty Insurance	83.9	(11.8)	95.1
Total	$503.5	(3.6)	$522.4

We wrote less business in the second quarter than in the corresponding period of 2006 as a result of a number of factors: a less favorable pricing environment in some lines of business, in particular U.K. commercial property and liability insurance; the re-positioning of our U.S. surplus lines property insurance business; and the timing of renewals in the energy insurance and specialty reinsurance lines of business. The significant increase in business written by casualty reinsurance in the quarter is due to the timing of renewals in the year as gross written premiums for the six months ended June 30, 2007 are 10.8% below the comparative period in 2006.

Reinsurance.    Total reinsurance ceded in the three months ended June 30, 2007 increased significantly by $62.7 million over the corresponding period in 2006. The increase is due to the timing of the reinsurance purchases as the total reinsurance ceded in the six months ended June 30, 2007 decreased by 33.2% (Q2 2006 — $249.1 million; Q2 2007 — $166.4 million) over the corresponding period in 2006. The reduction was mainly a result of our revised risk management strategy of reducing reliance on property retrocessional reinsurance in favor of managing our catastrophe risk tolerances by reducing gross exposures. As a result, we have reduced our reinsurance costs for property reinsurance from $130.7 million in the six months ended June 30, 2006 to $85.4 million in the corresponding period in 2007. We have bought reinsurance which provides $170 million of cover, some of which is in the form of industry loss warranties protecting us against a frequency of moderate events in the U.S. and Europe.

Loss ratio.    We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended June 30, 2007 and 2006 were as follows:

Business Segment	For the three months ended June 30, 2007	For the three months ended June 30, 2006
Property Reinsurance	44.4%	33.3%
Casualty Reinsurance	72.9%	37.9%
Specialty Insurance and Reinsurance	64.7%	83.2%
Property and Casualty Insurance	63.3%	66.3%
Total Loss Ratio	60.5%	52.2%

Catastrophe losses in relation to the June U.K. floods in the quarter ended June 30, 2007 were $23.5 million, equivalent to 5.2 percentage points of the total loss ratio and affected the loss ratios for the property reinsurance, and property and casualty insurance segments by 12.0 and 9.9 percentage points, respectively. The only other major losses of note in the quarter were a marine loss of $14.0 million and a property reinsurance loss of $7.1 million caused by a tornado in the U.S. These losses are equivalent to a 4.7 percentage points on the loss ratio for the quarter. The loss ratio in the casualty reinsurance segment was low in the quarter ended June 30, 2006 due to a $39.4 million prior period release whereas in the current quarter, there was a reserve strengthening of $4.6 million.

Reserve releases.    The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three months ended June 30, 2007 and 2006, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each year are shown in the following table:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006
Reserve Releases ($ in millions)	$18.1	$28.2
% of net premiums earned	4.0%	6.6%

The main reason for the reduction in the level of reserve releases compared to the second quarter of 2006 is a $4.6 million strengthening of reserves for casualty reinsurance compared to a $39.4 million release in 2006.

Further information relating to the movement of prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses’’.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2007 and 2006:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006
Policy Acquisition Expenses	18.1%	19.4%
Operating and Administrative Expenses	9.8%	10.0%
Expense Ratio	27.9%	29.4%

The overall reduction in acquisition ratio is driven by reduced commissions for the property and casualty reinsurance segments more than compensating for increases in the specialty and insurance segments. The reduction in the acquisition ratio for property reinsurance is mainly due to a $33.6 million reduction in the earned reinsurance cost for the quarter compared to the same quarter in 2006 but was also affected by a change in business mix with lower average commission rates. Between the two periods we have experienced a $1.4 million increase in our operating and administrative expenses mainly due to the weakening of the U.S. Dollar against the British Pound, the currency in which most of the expenses of our U.K. operations are incurred. However, the expense ratio has improved by 0.2 percentage points due to the reduction in earned reinsurance and the associated increase in net earned premium.

Investment income.    In the second quarter of 2007, we generated net investment income of $78.8 million (2006 — $49.9 million). The 57.9% increase in income was due to income from our investment in funds of hedge funds, increased book yields on our fixed interest portfolio and an $898.7 million increase in cash and invested assets between June 30, 2006 and June 30, 2007 as a result of positive operating cashflow.

Change in fair value of derivatives.    In the three months ended June 30, 2007 we recorded an increase of $3.8 million (2006 — $Nil) in the estimated fair value of our catastrophe swap and a reduction of $1.9 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 6 to the financial statements.

Other revenues and expenses.    Other revenues and expenses in the three months ended June 30, 2007 included $8.0 million of foreign currency exchange gains (2006 — $6.6 million gain) and $5.6 million of realized investment losses (2006 — $3.7 million loss). The investment losses in 2007 are the result of transactions intended to re-position certain parts of our fixed interest portfolio in order to increase investment income in future periods. Interest payable was $4.4 million in the three months ended June 30, 2007 (2006 — $4.0 million).

Taxes.    We have estimated that the average effective rate of tax for the year ended December 31, 2007 is 15.0% (2006 — 20.0%). This is subject to revision in future periods if circumstances change and in particular depending on the claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero.

Dividends.    Beginning in the first quarter of 2005, we increased our quarterly dividends from $0.03 to $0.15 per ordinary share, and we paid such dividends on our outstanding shares in each quarter of 2005, notwithstanding our losses from the 2005 hurricanes. This quarterly dividend was maintained at $0.15 per ordinary share throughout 2006 and the first half of 2007.

Dividends paid on our preference shares in the three months ended June 30, 2007 were $7.0 million (2006 — $3.2 million). The increase between 2006 and 2007 is due to the issuance of 8,000,000 new preference shares in December 2006 which pay a dividend of $3.7 million per quarter.

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased from $2,389.3 million at the end of 2006 to $2,591.0 million as of June 30, 2007. The most significant movements were:

•	net income after tax for the period of $236.6 million;

•	dividend payments to ordinary and preference shareholders totaling $40.3 million;

•	unrealized gains in foreign currency translation accounted for as Other Comprehensive Income of $26.7 million; and

•	net unrealized losses on investments of $33.5 million.

As at June 30, 2007 total ordinary shareholders’ equity was $2,171.8 million compared to $1,970.1 million at December 31, 2006. The remainder of our total shareholders’ equity, as at June 30, 2007, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million net of share issuance costs (December 31, 2006 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.4 million were the only material debt that we had outstanding as of June 30, 2007 and December 31, 2006.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2007, this ratio was 8.8% (December 31, 2006 — 9.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.5% as of June 30, 2007 (December 31, 2006 — 25.3%).

Liquidity.    Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at June 30, 2007, Aspen Holdings held $34.8 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide us liquidity at such time.

At June 30, 2007, our subsidiaries held $363.1 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2007 and for the foreseeable future.

As of June 30, 2007, we had in issue $342.4 million and £46.1 million in letters of credit to cedants, for which $239.5 million and £47.9 million were held as collateral for the secured letters of credit. Our reinsurance receivables decreased by 30.7% from $468.3 million at December 31, 2006 to $324.4 million at June 30, 2007, mainly as a result of further amounts received from our reinsurers in respect of 2004 and 2005 hurricane claims.

Outlook and Trends

The following is a summary of our observations on current market rates, trends and conditions.

Overall.    In summary, terms and conditions are holding firm across all of our business lines and rate levels continue to be consistent with good profits. However, we have only a few lines, such as marine hull and marine liability insurance, where we are still seeing rate increases. Elsewhere, rates are generally satisfactory but the trend is downwards.

Property Reinsurance.    In this segment, pricing on U.S. catastrophe remains very strong but we have noted rate reductions of between 15-20% from last year’s record highs on July renewals, bringing the market broadly in line with the January 1, 2007 pricing. Elsewhere we are seeing rates declining on our risk excess and pro rata property reinsurance accounts. Overall, we expect to write a smaller portfolio in 2007 reflecting the softening market.

Casualty Reinsurance.    In casualty reinsurance, rates are marginally down across our book. Renewal activity in our international casualty treaty account in the quarter was mainly in Australia, where we recorded a modest decline which was offset by better than expected pricing on our U.S. casualty account where rates were flat on average.

Specialty Insurance and Reinsurance.    In this segment we have seen some rate increases on our marine liability and marine hull insurance accounts. On our aviation insurance account we recorded moderate rate decreases which were in line with our expectations and meet our return requirements. Competition in aviation remains strong and we have repositioned our account away from airline hull and liability where rate decreases are most marked. In energy physical damage insurance we also experienced moderate rate decreases on renewal business with bigger reductions on certain Gulf of Mexico-exposed accounts following record increases in 2006. The rate increase on our marine liability account reflects a particularly large increase on one contract, with some modest increases elsewhere. Rate rises on our marine hull account partly reflect recent market losses in this segment. Our specialty reinsurance account has seen rates on renewed business decrease modestly, which was marginally better than our expectations.

Property and Casualty Insurance.    In our U.K. insurance business, rating pressure remains acute across our book. In our U.K. commercial liability insurance account, rates have decreased significantly year-to-date reflecting continued strong competition and we declined to renew a large number of contracts during the July renewals on pricing grounds. In U.K. commercial property insurance, our average rate decreases were modest on business we renewed, which was better than our expectations.

Based on current rate levels, we would expect pricing for both of these insurance lines to level out in the near future. In our U.S. excess and surplus lines business, rates are still attractive but declining, with pressure more acute in casualty than property, reflecting increasing competition in these lines. Performance on our U.S. casualty account remains good and U.S. property is being repositioned following the appointment of Nathan Warde as Head of our U.S. Insurance operations.

Recent Developments

In addition to the June U.K. floods discussed elsewhere in this report, there were floods in Central and Southern England in July. We would expect to incur some losses from the July U.K. floods, although, at this time, it is premature to give an estimate of our losses from the July U.K. floods.

On July 25, 2007, we announced that Messrs. Prakash Melwani and Kamil Salame have resigned from the Board. We also appointed Messrs. Richard Bucknall and Matthew Botein to the Board. Mr. Bucknall is the chair of the Company’s Compensation Committee and a member of the Company’s Audit Committee. Mr. Botein is a member of the Company’s Compensation Committee, Corporate Governance and Nominating Committee and Investment Committee.

Mr. Bucknall recently retired from the Willis Group (‘‘Willis’’) where he was Vice Chairman and earlier held roles as Group Chief Operating Officer and Chairman/Chief Executive Officer of Willis Limited. He was responsible for leading the development of Willis’ international network and played a crucial role in various strategic acquisitions. Mr. Bucknall is currently a Non-Executive Director of FIM Services Limited. He is a Fellow of the Chartered Insurance Institute. Mr. Botein is a Managing Director and member of the Management Committee at Highfields Capital Management (‘‘Highfields’’), a Boston-based investment management firm. At Highfields, he is responsible for the firm’s investments in the financial services industry. Prior to joining Highfields, he was a Principal in the private equity department of The Blackstone Group. He currently serves on the boards of Cyrus Reinsurance Holdings Limited, a ‘‘sidecar’’ that Highfields formed with XL Capital, and Integro Limited, an insurance broker, and previously was a member of the board of the Company from its formation until 2003.

On July 3, 2007, we announced that we will enter the professional liability insurance market in September 2007 which will be written through Aspen Insurance UK Limited. We will target customers outside of the U.S., principally in the U.K. and Australia. The underwriting focus will be on medium to larger-sized customers. The main business will be indemnity-based coverage for professional firms. The impact on our premium development in 2007 is expected to be minimal although gross written premiums are anticipated to be around $100 million within three years. The underwriting unit will be headed by Nick Evans who has 22 years of experience of successfully underwriting this line of business with a particular focus on the deployment of risk management techniques. Mr. Evans will be supported by a small group of underwriters and other professionals who will focus directly on developing this line of business.

On June 14, 2007, we announced the launch of Aspen Re in Switzerland, which will act as the hub for Aspen’s European reinsurance activity. This move is strategically important for Aspen Re as Europe is the second largest insurance buyer in the world after the United States. Furthermore, Zurich is one of the major financial centres in Europe and a key location for many insurance companies, making it increasingly important to have a physical presence close to where clients do their business. Aspen Re’s Zurich office will integrate all lines of business such as property and casualty reinsurance under a single platform and business plan.

Aspen Re’s new European hub will be headed by Jacopo D’Antonio, President and Chief Underwriting Officer. Mr. D’Antonio has 16 years experience in the insurance and reinsurance industry. He has been with us since inception in 2002, having joined from Wellington’s Syndicate 2020 at Lloyd’s in 2001, where he was part of the team that set up Aspen Re and was later appointed Head of Property Reinsurance in London and Head of Reinsurance Business Development in Europe. Prior to this Mr. D’Antonio was with Generali Group, where he was deputy head of the inwards treaty department with direct responsibility for Northern and Southern Europe, and the Generali branch in Singapore. He also sat on the London Market Legal Committee dealing with European integration and the reinsurance industry.

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

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2007 and 2006 starting with a discussion of segmental results and then summarizing our consolidated results under ‘‘Total Income Statement — Second Quarter’’ below.

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

Please refer to the first two tables in Note 11 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended June 30, 2007 and 2006.

The contributions of each segment to gross written premiums in the three months ended June 30, 2007 and 2006 were as follows:

	Gross written premiums
Lines of Business	For the three months ended June 30, 2007	For the three months ended June 30, 2006
	% of total gross written premiums
Property reinsurance	36.7%	37.4%
Casualty reinsurance	15.8%	12.2%
Specialty insurance and reinsurance	30.8%	32.2%
Property and casualty insurance	16.7%	18.2%
Total	100.0%	100.0%
	($ in millions)
Property reinsurance	$184.8	$195.5
Casualty reinsurance	79.4	63.8
Specialty insurance and reinsurance	155.4	168.0
Property and casualty insurance	83.9	95.1
Total	$503.5	$522.4

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also have a small proportion of property facultative risks. We have written no significant retrocession business in this quarter.

Gross written premiums.    Gross written premiums for our property reinsurance segment reduced by 5.5% compared to the three months ended June 30, 2006. This reduction was principally due to our decision to assume less catastrophe business in the first quarter of 2006 in expectation that prices would rise later in the year which resulted in more business than normal being booked in the second quarter of 2006. In 2007, the converse was true and more business was written in the first quarter than in the second quarter.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended June 30, 2007		For the three months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$85.0	(16.4)	$101.7
Treaty risk excess	66.6	8.7	61.3
Treaty pro rata	29.2	(5.8)	31.0
Property facultative	4.0	166.7	1.5
Total	$184.8	(5.5)	$195.5

Losses and loss adjustment expenses.    The net loss ratio for the three months ended June 30, 2007 was 44.4% compared to 33.3% in 2006. The loss ratio in 2007 was impacted by the recognition of $17.0 million of losses associated with the June U.K. floods and a $7.1 million tornado loss in the U.S. although the impact from these losses has been mitigated by lower charges in the quarter for ceded reinsurance premiums which have decreased from $39.6 million for the three months ended June 30, 2006 to $6.0 million for the three months ended June 30, 2007. As a result, net earned premiums have increased by the same amount. Excluding the impact of reinsurance ceded on earned premium, the gross loss ratio has increased from 26.0% in 2006 to 42.6% in 2007 due to the impact of the June U.K. floods and a U.S. tornado loss, which was offset by a reduction in prior period reserves strengthening from $10.2 million in 2006 to $1.3 million in 2007.

Policy acquisition, operating and administrative expenses.    Total expenses were $46.3 million for the three months ended June 30, 2007 equivalent to 32.8% of net premiums earned (2006 — 34.4%). The decrease in the expense ratio is attributable to the reduction in earned reinsurance premiums referred to above. The decrease of $6.0 million in acquisition expenses over the comparative period is mainly due to the 19.4% reduction in gross earned premium.

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

Gross written premiums.    The 24.5% increase in gross premiums for the segment was due to a $17.7 million increase in the amount of business written by the U.S. casualty team based in the U.K. and a $3.8 million contribution from the new casualty treaty team based in the U.S. offsetting reductions in casualty facultative business written in the U.S. The increase in U.S. treaty business was due to the timing of renewals in 2007. The table below shows our gross written premiums for each line of business for the three months ended June 30, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended June 30, 2007		For the three months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty (including structured risks)	$55.3	60.3	$34.5
Non-U.S. treaty	22.2	3.3	21.5
Casualty facultative	1.9	(75.6)	7.8
Total	$79.4	24.5	$63.8

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by $50.8 million in the quarter compared to the equivalent period in 2006. The increase is primarily due to a reserve strengthening of $4.6 million in the quarter, whereas the comparative period benefited from a reserve release of $39.4 million. In addition, the accident year loss ratio for U.S. casualty was reduced in the quarter compared to the equivalent period in 2006 due to the ratio in 2006 being adversely affected by a $13.1 million reduction in estimated written premium. Prior year reserve releases are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $27.4 million for the three months ended June 30, 2007 equivalent to 21.8% of net premiums earned (2006 — 25.8%). The $0.4 million reduction in total expenses is primarily due to reduced commission for business written by the U.S. casualty team based in the U.K.

Specialty Insurance and Reinsurance

Our specialty insurance segment mainly comprises marine, liability and energy and aviation insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. Business in this segment is mainly written by Aspen Re.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross written premiums	$130.1	$25.3	$155.4
Net written premiums	126.7	25.4	152.1
Gross premiums earned	101.1	27.3	128.4
Net premiums earned	91.2	27.3	118.5
Losses and loss adjustment expenses	(68.0)	(8.7)	(76.7)
Policy acquisition, operating and administration expenses	(26.5)	(6.8)	(33.3)
Underwriting profit/(loss)	$(3.3)	$11.8	$8.5
Ratios
Loss ratio	74.6%	31.9%	64.7%
Expense ratio	29.0%	24.9%	28.1%
Combined ratio	103.6%	56.8%	92.8%

	Three Months Ended June 30, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross written premiums	$135.1	$32.9	$168.0
Net written premiums	132.2	37.4	169.6
Gross premiums earned	90.3	26.3	116.6
Net premiums earned	74.2	26.8	101.0
Losses and loss adjustment expenses	(70.5)	(13.6)	(84.1)
Policy acquisition, operating and administration expenses	(21.7)	(6.8)	(28.5)
Underwriting profit/(loss)	$(18.0)	$6.4	$(11.6)
Ratios
Loss ratio	95.0%	50.8%	83.2%
Expense ratio	29.3%	25.2%	28.2%
Combined ratio	124.3%	76.0%	111.4%

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the three months ended June 30, 2007		For the three months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$40.1	9.0	$36.8
Energy property insurance	45.1	(10.7)	50.5
Marine hull	18.2	(4.2)	19.0
Aviation insurance	26.7	(7.3)	28.8
Specialty reinsurance	25.3	(23.1)	32.9
Total	$155.4	(7.5)	$168.0

Gross written premiums.    The increase in liability written premium in the period was due to a planned expansion of the account in 2007. The reduction in energy premiums resulted from certain construction contracts renewing earlier in 2007 than in 2006. The timing of these renewals resulted in a significant favorable variance in written premiums in the first quarter of 2007 and an overall increase for the six months ended June 30, 2007 compared to the prior period. The marine hull account has suffered adversely due to the timing of renewals and in respect of the aviation class, the change in business mix has impacted the timing of policy inceptions. We are also experiencing an underlying downward trend in rates in aviation lines. The reduction in premium for the specialty reinsurance business line is due to the timing of premium recognition for proportional treaty policies which will be biased more towards the second half of the year.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 64.7% of net premiums earned for the three months ended June 30, 2007 compared to 83.2% in 2006. The comparative period in 2006 suffered from a $7.4 million aviation loss and a $7.5 million charge for strengthening 2005 hurricane reserves. The current period has been adversely affected by two marine hull losses of $14.0 million and $3.2 million but has benefited from favorable prior period reserve releases of $6.6 million. The current period has also benefited from an increase of $17.5 million in net earned premiums.

Policy acquisition, operating and administrative expenses.    The acquisition expense ratio for this segment reduced by 0.1 percentage points overall. This net reduction reflects an offset of a 1.3 percentage point reduction in expense ratio against a 1.2 percentage point increase in the acquisition ratio. The increase in the acquisition expense ratio was due to the recognition of additional profit commission totaling $1.9 million, primarily in the energy business line, which impacted the expense ratio by 1.6 percentage points.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is composed of U.K. commercial property insurance written by Aspen Re and U.S. excess and surplus lines property business written through Aspen Specialty. Towards the end of 2005, we hired an international property facultative team which writes U.K. and worldwide individual risks. In the second quarter of 2006, we also opened a branch office of Aspen Re in Paris which writes property facultative business in continental Europe.

The commercial liability line of business consists of U.K. employers’ and public liability insurance written by Aspen Re and U.S. casualty insurance written on an excess and surplus lines basis by Aspen Specialty.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance in this segment for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$38.3	$45.6	$83.9
Net written premiums	35.0	43.2	78.2
Gross premiums earned	31.2	47.6	78.8
Net premiums earned	21.8	44.1	65.9
Losses and loss adjustment expenses	(18.7)	(23.0)	(41.7)
Policy acquisition, operating and administration expenses	(9.6)	(9.5)	(19.1)
Underwriting profit/(loss)	$(6.5)	$11.6	$5.1
Ratios
Loss ratio	85.8%	52.2%	63.3%
Expense ratio	44.0%	21.5%	29.0%
Combined ratio	129.8%	73.7%	92.3%

	Three Months Ended June 30, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$45.2	$49.9	$95.1
Net written premiums	35.1	46.4	81.5
Gross premiums earned	36.6	60.1	96.7
Net premiums earned	24.6	52.7	77.3
Losses and loss adjustment expenses	(15.8)	(35.5)	(51.3)
Policy acquisition, operating and administration expenses	(8.5)	(12.2)	(20.7)
Underwriting profit	$0.3	$5.0	$5.3
Ratios
Loss ratio	64.2%	67.4%	66.3%
Expense ratio	34.6%	23.1%	26.8%
Combined ratio	98.8%	90.5%	93.1%

Gross written premiums.    Gross written premiums decreased by 11.8% compared to 2006 due to greater competition in the U.K. where we have declined a number of risks to maintain the profitability of our account. In the U.S. we have not renewed a number of poorly performing property contracts which has lead to a reduction in written premiums. The commercial liability account in the U.S. is experiencing some rate pressure but we have been able to maintain premium levels while obtaining price adequacy.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended June 30, 2007		For the three months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.K. commercial property	$19.1	(11.2)	$21.5
U.S. commercial property	13.9	(30.8)	20.1
International property	5.3	47.2	3.6
U.K. commercial liability	24.6	(8.9)	27.0
U.S. commercial liability	21.0	(8.3)	22.9
Total	$83.9	(11.8)	$95.1

Losses and loss adjustment expenses.    Losses for the period have decreased by $9.6 million when compared to the prior period primarily due to a $10.9 million increase in the prior year reserve release in 2007 compared to 2006. The U.K. property account also suffered from $6.5 million of losses associated with the June U.K. floods whereas in the comparative period in 2006 we suffered a smaller loss of $3.5 million relating to a coatings factory fire.

Policy acquisition, operating and administrative expenses.    The acquisition expense ratio has increased by 2.1 percentage points between the second quarter of 2006 and the second quarter of 2007 due to a greater proportion of total business earned emanating from the U.S. which has a higher average commission rate. The operating and administrative expense ratio has increased by 0.1 percentage points. However, the operating and administrative expense ratio in property insurance increased by 6.3 percentage points which was partially offset by a decrease of 3.1 percentage points in the operating and administrative expense ratio in casualty insurance. The increase in the expense ratio in property insurance was due to lower than expected earned premiums which did not create a commensurate decrease in expenses. The decrease in the casualty expense ratio was due to a reduction in the allocation of expenses to U.S. casualty insurance.

Total Income Statement — Second Quarter

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    We wrote less business in the second quarter than in the corresponding period of 2006 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as U.K. commercial property and liability insurance, and the re-positioning of our U.S. surplus lines property insurance business. This was partially offset by increases in premiums from the casualty reinsurance segment and marine liability line of business.

Reinsurance ceded.    Reinsurance spend has increased from $22.3 million to $85.0 million in the second quarter of 2007 principally due to the timing of the reinsurance purchases. The total reinsurance ceded in the six months ended June 30, 2007 has decreased by 33.2% over the corresponding period in 2006. The reduction in the six months was mainly due to our revised risk management strategy of reducing our reliance on property retrocessional reinsurance in favor of managing our catastrophe risk tolerances by cutting gross exposures instead of exporting risk to reinsurers.

Gross premiums earned.    Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the second quarter of 2007 decreased by 5.2% compared to the second quarter of 2006 primarily as a result of the reduction in business written in property reinsurance and property and casualty insurance segments.

Net premiums earned.    Net premiums earned increased by 5.2% in 2007 compared to 2006 due to the reduction in reinsurance ceded in the period offsetting the reduction in gross earned premiums.

Insurance losses and loss adjustment expenses.    In the second quarter of 2007 we suffered a $23.5 million loss from the June U.K. floods ($17.0 million — property reinsurance; $6.5 million — U.K. property insurance), a marine hull loss of $14.0 million and a $7.1 million U.S. tornado loss. In comparison, in the second quarter 2006, we suffered a $7.4 million aviation loss following a hangar fire and a $3.5 million commercial property loss at a coatings factory. In the second quarter of 2007, prior year reserve releases were $18.1 million compared to $28.2 million in the second quarter 2006. Further information relating to movements in prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

The underlying changes in accident year loss ratios by segment are shown in the following table:

For the three months ended June 30, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	44.4%	(0.9)%	43.5%
Casualty reinsurance	72.9%	(3.7)%	69.2%
Specialty insurance and reinsurance	64.7%	5.6%	70.3%
Property and casualty insurance	63.3%	26.4%	89.7%
Total	60.5%	4.0%	64.5%

For the three months ended June 30, 2006	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	33.3%	(7.1)%	26.2%
Casualty reinsurance	37.9%	36.5%	74.4%
Specialty insurance and reinsurance	83.2%	(7.4)%	75.8%
Property and casualty insurance	66.3%	8.4%	74.7%
Total	52.2%	6.6%	58.8%

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2007 and 2006. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended June 30, 2007	For the three months ended June 30, 2006
Policy acquisition expenses	16.9%	16.4%
Operating and administrative expenses	9.2%	8.5%
Gross expense ratio	26.1%	24.9%
Effect of reinsurance	1.8%	4.5%
Total net expense ratio	27.9%	29.4%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended June 30, 2007 and 2006 are shown in the following table:

	For the three months ended June 30, 2007					For the three months ended June 30, 2006
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
Policy acquisition expense ratio	20.9%	13.5%	18.2%	13.1%	16.9%	20.2%	15.4%	16.0%	10.8%	16.4%
Operating and administrative expense ratio	10.5%	8.0%	7.7%	11.2%	9.2%	6.8%	9.3%	8.4%	10.7%	8.5%
Gross expense ratio	31.4%	21.5%	25.9%	24.3%	26.1%	27.0%	24.7%	24.4%	21.5%	24.9%
Effect of reinsurance	1.4%	0.3%	2.2%	4.7%	1.8%	7.4%	1.1%	3.8%	5.3%	4.5%
Total net expense ratio	32.8%	21.8%	28.1%	29.0%	27.9%	34.4%	25.8%	28.2%	26.8%	29.4%

The general increase in operating and administrative expense ratios between periods is due to a significant proportion of expenses being incurred in British Pounds and the impact from the weakening U.S. Dollar to British Pounds exchange rate. However, the total expense ratio decreased due to our reduction in reinsurance purchases.

Net investment income.    Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. In the second quarter of 2007, we generated net investment income of $78.8 million (2006 — $49.9 million). The $28.9 million increase in income was due to income from our investment in funds of hedge funds, increased book yields on our fixed interest portfolio and an $898.7 million increase in cash and invested assets between June 30, 2006 and June 30, 2007 as a result of positive operating cashflow. During the quarter the book yield on our fixed income portfolio increased 17 basis points from 4.77% to 4.94% and the portfolio duration increased from 3.25 years to 3.59 years.

Change in fair value of derivatives.    In the three months ended June 30, 2007, we recorded an increase of $3.8 million (2006 — $Nil) in the estimated fair value of our catastrophe swap and a reduction of $1.9 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 6 to the financial statements.

Income before tax.    In the second quarter of 2007, income before tax was $131.1 million and was comprised of $52.4 million of underwriting profit, $78.8 million in net investment income, $2.4 million of net exchange and investment gains/(losses), $4.4 million of interest payable and $1.9 million of other income. In the second quarter of 2006, income before tax was $127.2 million and comprised $79.0 million of underwriting profit, $49.9 million in net investment income, $2.9 million of net exchange and investment gains/(losses), $4.0 million of interest payable and $0.6 million of other expenses. Notwithstanding the $22.2 million increase in net earned premium, our lower underwriting profit in the quarter compared to the prior period was mainly due to higher incidents of large losses in the quarter and a lower reserve release. As discussed above, the significant increase in investment income was the biggest contribution to our net income for the quarter.

Income tax expense.    Income tax expense for the three months ended June 30, 2007 was $16.4 million. Our consolidated tax rate for the three months ended June 30, 2007 was 12.5% (2006 — 20.0%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2007 and in the quarter we reduced our full year estimate from 17.2% to 15.0% which results in the low charge for the quarter.

Net income after tax.    Net income after tax for the three months ended June 30, 2007 was $114.7 million, equivalent to $1.22 earnings per basic ordinary share adjusted for the $7.0 million preference share dividends and $1.19 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended June 30, 2007. The net income for the three months ended June 30, 2006 was $101.8 million equivalent to earnings per ordinary share of $1.04 and diluted earnings per share of $1.01.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2007 and 2006 starting with a discussion of segmental results and then summarizing our consolidated results for such period under ‘‘Total Income Statement — Half Year’’ below.

Underwriting Results by Operating Segments

The contributions of each segment to gross written premiums in the six months ended June 30, 2007 and 2006 were as follows:

	Gross written premiums
Lines of Business	For the six months ended June 30, 2007	For the six months ended June 30, 2006
	(% of total gross written premiums)
Property reinsurance	32.6%	29.8%
Casualty reinsurance	26.6%	28.2%
Specialty insurance and reinsurance	27.3%	26.9%
Property and casualty insurance	13.5%	15.1%
Total	100.0%	100.0%
	($ in millions)
Property reinsurance	$371.8	$358.4
Casualty reinsurance	302.7	339.2
Specialty insurance and reinsurance	311.3	322.2
Property and casualty insurance	154.2	181.3
Total	$1,140.0	$1,201.1

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also have a small proportion of property facultative risks. We have written no significant retrocession business in this period.

Gross written premiums.    Gross written premiums for our property reinsurance segment increased by 3.7% compared to the six months ended June 30, 2006. This increase was principally due to our decision to assume more catastrophe business and less risk excess due to current pricing and market conditions. The gross written premiums in the period also includes $4.2 million of reinstatement premiums associated with the Kyrill winter storm loss.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the six months ended June 30, 2007		For the six months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$203.8	6.3	$191.7
Treaty risk excess	89.6	(11.1)	100.8
Treaty pro rata	71.1	16.8	60.9
Property facultative	7.3	46.3	5.0
Total	$371.8	3.7	$358.4

Losses and loss adjustment expenses.    The net loss ratio for the six months ended June 30, 2007 was 43.8% compared to 38.1% in 2006. The net loss ratio in 2007 benefited from significantly lower charges in the period for ceded reinsurance premiums earned which decreased by 84.9% over the comparative period. Excluding the impact of reinsurance, the gross loss ratio has increased from 28.3% in 2006 to 42.0% in 2007. The increase in 2007 was primarily due to the impact from $23.8 million of losses associated with winter storm Kyrill, $17.0 million of losses from the June U.K. floods and $7.1 million of losses from a U.S. tornado compared to no large losses in 2006. Prior period reserves were strengthened by $11.5 million in 2007 compared to $18.7 million of reserve strengthening in relation to 2005 hurricane losses in 2006.

Policy acquisition, operating and administrative expenses.    Total expenses were $87.9 million for the six months ended June 30, 2007 equivalent to 30.2% of net premiums earned (2006 — 39.4%). The decrease in the expense ratio is attributable to the reduction in earned reinsurance premiums referred to above. The decrease of $14.1 million in acquisition expenses over the comparative period reflects the reduction in gross earned premium and the change in the mix of business with a greater proportion of catastrophe business being written in the period which attracts a significantly lower commission rate than risk or pro rata business. In addition, $4.2 million of reinstatement premiums earning in the period attracted a zero commission rate.

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

Gross written premiums.    The 10.8% reduction in gross premiums for the segment was due to a general reduction in premium rates and downward revisions on estimated premiums totaling $8.9 million on prior year premium estimates for a number of U.S. and international casualty treaties based on updated information received from cedents. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the six months ended June 30, 2007		For the six months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty (including structured risks)	$186.6	(5.6)	$197.6
Non-U.S. treaty	110.6	(13.1)	127.3
Casualty facultative	5.5	(61.5)	14.3
Total	$302.7	(10.8)	$339.2

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by $24.2 million compared to the equivalent period in 2006. The increase is primarily due to a reserve release in the period of $17.4 million compared to a reserve release of $47.0 million for the comparative period. Prior year reserve movements are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $56.6 million for the six months ended June 30, 2007 equivalent to 24.4% of net premiums earned (2006 — 27.0%). The 2.6 percentage point reduction in expense ratio was due to a reduction in acquisition expenses as a result of reduced commissions for business written by the U.S. casualty team based in the U.K.

Specialty Insurance and Reinsurance

Our specialty insurance segment mainly comprises marine, liability and energy and aviation insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. Business in this segment is mainly written by Aspen Re.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for specialty insurance and specialty reinsurance for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross written premiums	$240.0	$71.3	$311.3
Net written premiums	208.6	70.8	279.4
Gross written premiums	196.9	53.2	250.1
Net premiums earned	176.4	52.9	229.3
Losses and loss adjustment expenses	(118.1)	(18.2)	(136.3)
Policy acquisition, operating and administration expenses	(50.6)	(13.5)	(64.1)
Underwriting profit	$7.7	$21.2	$28.9
Ratios
Loss ratio	66.9%	34.4%	59.4%
Expense ratio	28.7%	25.5%	28.0%
Combined ratio	95.6%	59.9%	87.4%

	Six Months Ended June 30, 2006
	Specialty Insurance	Specialty Reinsurance	Total
	($ in millions, except percentages)
Gross written premiums	$247.1	$75.1	$322.2
Net written premiums	202.0	73.2	275.2
Gross premiums earned	180.1	49.4	229.5
Net premiums earned	148.6	48.2	196.8
Losses and loss adjustment expenses	(109.5)	(19.1)	(128.6)
Policy acquisition, operating and administration expenses	(44.0)	(12.9)	(56.9)
Underwriting profit/(loss)	$(4.9)	$16.2	$11.3
Ratios
Loss ratio	73.7%	39.6%	65.3%
Expense ratio	29.6%	26.7%	28.9%
Combined ratio	103.3%	66.3%	94.2%

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the six months ended June 30, 2007		For the six months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$94.6	12.8	$83.9
Energy property insurance	73.2	11.6	65.6
Marine hull	34.7	(9.2)	38.2
Aviation insurance	37.5	(36.9)	59.4
Specialty reinsurance	71.3	(5.1)	75.1
Total	$311.3	(3.4)	$322.2

Gross written premiums.    The increase in liability and energy written premium in the period is mainly due to certain construction contracts renewing earlier in 2007 than in 2006. In addition property valuations have increased for energy risks and this has increased premiums. The marine hull account has suffered adversely due to the timing of renewals and in the aviation line we have seen differences in the timing of premium recognition between 2007 and 2006 as well as an underlying downward trend in rates.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 59.4% of net premiums earned for the six months ended June 30, 2007. The $7.7 million increase over the comparative period in 2006 was due to the establishment of loss reserves for the 16.5% increase in net premiums earned and reserves for large losses. In the first half of 2007 we suffered significantly greater losses compared to the first half of 2006. In the first quarter of 2007 we experienced a $3.8 million marine loss following the grounding of a container ship during winter storm Kyrill and an $8.1 million loss following the failure of the Sealaunch satellite launch vehicle. In the second quarter of 2007 we suffered a $14.0 million loss following a shipping collision and a $3.2 million loss following the grounding of an ocean liner. In the first quarter of 2006 we suffered a $5.0 million marine hull loss following the grounding of a Canadian ferry and in the second quarter a $7.4 million aviation loss following a hangar fire. The increased losses in 2007 were partially offset by an increase in prior period reserve releases from $1.2 million in 2006 to $11.1 million in 2007.

Policy acquisition, operating and administrative expenses.    The acquisition expense ratio for this segment was reduced by 0.9 percentage points compared to the prior period due in part to a higher reinsurance spend in 2006 and also due to the 2006 comparative period including commission adjustments which were not replicated in subsequent periods.

Property and Casualty Insurance

We write both commercial property and commercial liability insurance. Our commercial property line of business is composed of U.K. commercial property insurance written through Aspen Re and U.S. excess and surplus lines property business written through Aspen Specialty. Towards the end of 2005, we hired an international property facultative team which writes U.K. and worldwide individual risks. In the second period of 2006, we also opened a branch office of Aspen Re in Paris which writes property facultative business in continental Europe.

The commercial liability line of business consists of U.K. employers’ and public liability insurance written through Aspen Re and U.S. casualty insurance written on an excess and surplus lines basis by Aspen Specialty.

The following table summarizes gross and net written and earned premiums, underwriting results and combined ratios for property insurance and casualty insurance in this segment for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$63.3	$90.9	$154.2
Net written premiums	30.7	82.4	113.1
Gross premiums earned	63.0	99.7	162.7
Net premiums earned	45.6	91.8	137.4
Losses and loss adjustment expenses	(32.2)	(49.4)	(81.6)
Policy acquisition, operating and administration expenses	(18.3)	(22.2)	(40.5)
Underwriting profit	$(4.9)	$20.2	$15.3
Ratios
Loss ratio	70.6%	53.8%	59.4%
Expense ratio	40.1%	24.2%	29.5%
Combined ratio	110.7%	78.0%	88.9%

	Six Months Ended June 30, 2006
	Property Insurance	Casualty Insurance	Total
	($ in millions, except percentages)
Gross premiums earned	$73.8	$107.5	$181.3
Net written premiums	30.0	96.0	126.0
Gross premiums earned	72.0	119.1	191.1
Net premiums earned	43.7	104.6	148.3
Losses and loss adjustment expenses	(39.3)	(64.8)	(104.1)
Policy acquisition, operating and administration expenses	(14.9)	(23.5)	(38.4)
Underwriting profit	$(10.5)	$16.3	$5.8
Ratios
Loss ratio	89.9%	61.9%	70.2%
Expense ratio	34.1%	22.5%	25.9%
Combined ratio	124.0%	84.4%	96.1%

Gross written premiums.    Gross written premiums decreased by 14.9% compared to 2006 due to greater competition in the U.K. where we have declined a number of risks to maintain the profitability of our account. In the U.S. we have not renewed a number of poorly performing property contracts which led to a reduction in written premiums. The casualty account in the U.S. is experiencing some rate pressure but we have been able to maintain premium levels while obtaining price adequacy.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2007 and 2006, and the percentage increase/decrease in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the six months ended June 30, 2007		For the six months ended June 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.K. commercial property	$26.6	(14.4)	$31.1
U.S. commercial property	26.4	(30.7)	38.1
International property	10.3	122.9	4.6
U.K. commercial liability	46.5	(25.2)	62.2
U.S. commercial liability	44.4	(2.0)	45.3
Total	$154.2	(14.9)	$181.3

Losses and loss adjustment expenses.    Losses for the period decreased by 21.6% when compared to the comparative period. The reduction was primarily due to the 2006 period suffering from an $11.2 million commercial property fire at a pet food manufacturer in the U.K. and a $3.5 million loss at a coatings factory compared to the 2007 year which suffered from a modest $0.8 million loss associated with winter storm Kyrill and $6.5 million of June U.K. flood losses. Prior year reserve releases have also increased from $16.2 million in 2006 to $27.4 million in 2007, which improved the loss ratio in this segment.

Policy acquisition, operating and administrative expenses.    Acquisition costs have reduced by $1.0 million between the first half of 2006 and 2007 as a result of lower average commission rates for all property and liability classes. Operating and administrative expenses have however increased by $3.1 million over the same period due to additional expenses being allocated to the segment following increased investment in support functions and infrastructure, the additional costs allocated to the international property team and the fact that reductions in U.K. business written have not resulted in reductions in administrative costs.

Total Income Statement — Half Year

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    The following table analyses the overall change in gross written premiums between the six months ended June 30, 2007 and 2006. The amounts shown as ‘underlying premiums’ for the period ended June 30, 2007 exclude reinstatement premiums and other premiums receivable directly related to losses arising from storm loss Kyrill and for the period ended June 30, 2006, reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (‘‘KRW’’) have been excluded.

	For the six months ended June 30, 2007
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions)
Gross written premiums	371.8	302.7	311.3	154.2	1,140,0
Less: Kyrill-related premiums	(4.2)	—	—	—	(4.2)
Underlying premiums	367.6	302.7	311.3	154.2	1,135.8

	For the six months ended June 30, 2006
	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
	($ in millions, except percentages)
Gross written premiums	358.4	339.2	322.2	181.3	1,201.1
Less: KRW-related premiums	(3.8)	—	(0.6)	—	(4.4)
Underlying premiums	354.6	339.2	321.6	181.3	1,196.7
% change in underlying premiums between 2007 and 2006	3.7%	(10.8)%	(3.2)%	15.0%	5.1%

We wrote less business in the period than in the corresponding period of 2006 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as U.K. commercial property and liability insurance and the re-positioning of our U.S. surplus lines property insurance business. This was partially offset by improvements in pricing in property reinsurance.

Reinsurance ceded.    Reinsurance spend decreased by 33.2% in 2007 principally as a result of our strategy of reducing reliance on property retrocessional reinsurance in favor of managing our catastrophe risk tolerances by cutting gross exposures instead of exporting risk to reinsurers. In the second quarter of 2007 we purchased $74.7 million of additional property retrocessional reinsurance, mainly in the form of industry loss warranties to protect us from frequency of modest events in the U.S. and Europe, as we considered prices to be more favorable than in the first quarter. However, our total reinsurance spend is still significantly below 2006 levels. The reduced reinsurance spend across the three other segments, from $118.4 million in 2006 to $81.0 million in 2007, is due to a number of factors including the non-renewal of some covers and a reduction in costs for certain programs.

Gross premiums earned.    Gross premiums earned in the first half of 2007 decreased by 4.6% compared to the first half of 2006 due to a reduction in the contribution to earnings from the prior underwriting year and the reduction in business written in casualty reinsurance and property and casualty insurance segments due to rate pressures.

Net premiums earned.    Net premiums earned increased by 7.1% in 2007 compared to 2006 due to the reduction in reinsurance ceded in the period.

Insurance losses and loss adjustment expenses.    In the first half of 2007 we suffered large losses of $29.1 million from winter storm Kyrill, $23.5 million from the June U.K. floods, a marine loss of $14.0 million, a $7.1 million property loss following a tornado in the U.S. and an $8.1 million loss following the Sealaunch satellite launch failure. In the first half of 2006 there were fewer large losses than in 2007 with the most material loss being an $11.2 million commercial property loss at a pet food manufacturers, a $5.0 million marine loss following the grounding of a Canadian ferry, a $7.4 million aviation loss following a hangar fire and a $3.5 million fire loss at a coatings factory. Prior year reserve movements are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

The underlying changes in accident year loss ratios by segment are shown in the following table:

For the six months ended June 30, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	43.8%	(3.9)%	39.9%
Casualty reinsurance	65.7%	7.5%	73.2%
Specialty insurance and reinsurance	59.4%	4.8%	64.2%
Property and casualty insurance	59.4%	19.7%	79.1%
Total	55.9%	5.0%	60.9%

For the six months ended June 30, 2006	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	38.1%	(7.5)%	30.6%
Casualty reinsurance	54.2%	19.9%	74.1%
Specialty insurance and reinsurance	65.3%	0.6%	65.9%
Property and casualty insurance	70.2%	10.9%	81.1%
Total	54.8%	5.5%	60.3%

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the six months ended June 30, 2007 and 2006. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Policy acquisition expenses	16.7%	17.6%
Operating and administrative expenses	9.4%	8.1%
Gross expense ratio	26.1%	25.7%
Effect of reinsurance	1.9%	5.3%
Total net expense ratio	28.0%	31.0%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the six months ended June 30, 2007 and 2006 are shown in the following table:

	For the six months ended June 30, 2007					For the six months ended June 30, 2006
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total	Property Reinsurance	Casualty Reinsurance	Specialty Insurance and Reinsurance	Property and Casualty Insurance	Total
Policy acquisition expense ratio	19.0%	15.3%	17.5%	13.0%	16.7%	21.4%	17.7%	17.0%	11.6%	17.6%
Operating and administrative expense ratio	9.9%	8.4%	8.1%	11.9%	9.4%	7.9%	8.4%	7.8%	8.5%	8.1%
Gross expense ratio	28.9%	23.7%	25.6%	24.9%	26.1%	29.3%	26.1%	24.8%	20.1%	25.7%
Effect of reinsurance	1.3%	0.7%	2.4%	4.6%	1.9%	10.1%	0.9%	4.1%	5.8%	5.3%
Total net expense ratio	30.2%	24.4%	28.0%	29.5%	28.0%	39.4%	27.0%	28.9%	25.9%	31.0%

The general reduction in acquisition expense ratios between periods is due to changes in business mix from lines which attract higher commission charges to those with lower commissions but also due to certain segments most notably casualty facultative reinsurance which incurred a higher commission rate in the first period of 2006. The increase in the operating expense ratio is due to a significant proportion of expenses incurred in British Pounds and the impact of the weakening U.S. Dollar against the British Pound. The most significant impact on our decrease in expense ratio compared to the prior period was the significant reduction in reinsurance purchase.

Net investment income.    Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. Total net investment income increased by 55.0% in the six months ended June 30, 2007 compared to the equivalent period in 2006. The increases have been driven by rising interest rates, fixed income sector allocation changes and asset allocation changes translating into higher book yields and by increases in our total cash and investment balances. The total investment income for the period included $24.7 million gains from funds of hedge funds; we made our first investment in funds of hedge funds of $150 million on April 1, 2006, another $150 million on February 1, 2007 and a further $150 million on June 1, 2007 which brings our total allocation to alternative investments to 8.8%. During the period the book yield on our fixed income portfolio increased 42 basis points from 4.52% to 4.94% and the portfolio duration increased from 3.25 years to 3.59 years.

Change in fair value of derivatives.    In the six months ended June 30, 2007 we recorded a reduction of $1.6 million (2006 — $1.6 million) in the estimated fair value of our catastrophe swap and a reduction of $3.8 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 6 to the financial statements.

Income before tax.    In the first period of 2007, income before tax was $278.3 million and comprised $142.9 million of underwriting profit, $146.3 million in net investment income, $3.1 million of net exchange and investment gains/(losses), $8.6 million of interest payable and $5.4 million of other expenses. In the equivalent period of 2006, income before tax was $204.5 million and comprised $117.7 million of underwriting profit, $94.4 million in net investment income, $2.8 million of net exchange and investment gains/(losses), $7.9 million of interest payable and $2.5 million of other expenses.

Income tax expense.    Income tax expense for the six months ended June 30, 2007 was $41.7 million. Our consolidated tax rate for the six months ended June 30, 2007 was 15.0% (2006 — 20.0%). As required by FAS 109 and APB 28, this is an estimate of the tax rate which will apply to our pre-tax income for 2007 and anticipates that a greater proportion of the Company’s profit for the year will accrue from our Bermudian operations. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income after tax.    Net income after tax for the six months ended June 30, 2007 was $236.6 million, equivalent to $2.53 earnings per basic ordinary share adjusted for the $13.9 million preference share dividend and $2.46 fully diluted earnings per ordinary share adjusted for the preference share dividend on the basis of the weighted average number of ordinary shares in issue during the six months ended June 30, 2007. The net income for the six months ended June 30, 2006 was $163.6 million equivalent to earnings per ordinary share of $1.64 and diluted earnings per share of $1.61.

Reserves for Losses and Loss Expenses

As of June 30, 2007, we had total net loss and loss adjustment expense reserves of $2,530.1 million (December 31, 2006 — $2,351.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,854.5 million at the balance sheet date of June 30, 2007 a total of $1,582.0 million or 55.4% represented IBNR claims (December 31, 2006 — $2,820.0 million and 48.7%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at June 30, 2007
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$607.2	$(56.5)	$550.7
Casualty Reinsurance	1,120.7	(13.6)	1,107.1
Specialty Insurance and Reinsurance	572.3	(190.5)	381.8
Property and Casualty Insurance	554.3	(63.8)	490.5
Total Losses and loss expense reserves	$2,854.5	$(324.4)	$2,530.1

	As at December 31, 2006
	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property Reinsurance	$709.2	$(159.7)	$549.5
Casualty Reinsurance	970.9	(9.1)	961.8
Specialty Insurance and Reinsurance	570.1	(216.3)	353.8
Property and Casualty Insurance	569.8	(83.2)	486.6
Total Losses and loss expense reserves	$2,820.0	$(468.3)	$2,351.7

For the three months ended June 30, 2007, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $18.1 million. An analysis of this reduction by line of business is as follows for each of the three and six months ended June 30, 2007 and 2006:

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	($ in millions)		($ in millions)
Property Reinsurance	$(1.3)	$(10.2)	$(11.5)	$(18.7)
Casualty Reinsurance	(4.6)	39.4	17.4	47.0
Specialty Insurance and Reinsurance	6.6	(7.5)	11.1	1.2
Property and Casualty Insurance	17.4	6.5	27.4	16.2
Total Losses and loss expense reserves	$18.1	$28.2	$44.4	$45.7

The key elements which gave rise to the net favorable development during the three months ended June 30, 2007 were as follows:

Property Reinsurance:    The $1.3 million reserve strengthening in this segment was a combination of a small strengthening on the risk excess book partially offset by small releases in the catastrophe and other lines. On the risk excess account we had one new late advice for a reported amount of $4.1 million in relation to the 2005 Hurricane Dennis. The reserves for the 2004 and 2005 major hurricanes are unchanged in the quarter.

Casualty Reinsurance:    The $4.6 million reserve strengthening in our casualty reinsurance segment is mainly attributable to a reserve strengthening on a casualty facultative umbrella account after a detailed review of advised claims. No material releases were made this quarter from U.S. casualty and international casualty. The total releases for the six months ended June 30, 2007 were $17.4 million compared to $47.0 million in the equivalent period in 2006. The 2006 releases were after a detailed review of claims experience against initial expected loss ratios in both the international and U.S. casualty lines.

Specialty Insurance and Reinsurance:    The $6.6 million reduction in the net reserves in our specialty insurance and reinsurance segment is due to a general improvement across several specialty reinsurance classes of business including aviation, marine and contingency.

Property and Casualty Insurance:    Owing to much better than expected experience on prior years, we had a release of $9.1 million on U.K. employers’ liability and $5.6 million on U.K. public liability with a release on other lines of $2.7 million.

Our quarterly reserving process currently includes an independent review of a number of selected classes each quarter by a firm of consulting actuaries. Having factored in the uncertainties impacting the reserves for our book of business, our consulting actuaries concluded that our reserves as at June 30, 2007 lie within a range of reasonable best estimates.

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

Capital Management

In relation to capital management, we have $100 million remaining under the share repurchase plan approved by our Board of Directors as announced in November 2006.

The following table shows our capital structure at June 30, 2007 compared to December 31, 2006.

	As at June 30, 2007	As at December 31, 2006
	($ in millions)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,171.8	$1,970.1
Preference shares (liquidation preference less issue expenses)	419.2	419.2
Long-term debt	249.4	249.4
Total capital	$2,840.4	$2,638.7

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2007, this ratio was 8.8% (December 31, 2006 — 9.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.5% as of June 30, 2007 (December 31, 2006 — 25.3%).

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,591.0 million at June 30, 2007 (December 31, 2006 — $2,389.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

Under a shelf registration statement filed on October 24, 2005 we have the facility to issue and sell up to approximately $400 million of securities subject to the issuance of one or more supplementary prospectuses and market conditions.

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.

Holding company.    We monitor the ability of Aspen Holdings to service debt, to finance dividend payments to ordinary and preference shareholders and to provide financial support to the Insurance Subsidiaries.

As at June 30, 2007, Aspen Holdings held $34.8 million (December 31, 2006 — $46.0 million) in cash and cash equivalents which management considers sufficient to provide us liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In 2006, Aspen U.K. Holdings paid Aspen Holdings a dividend of $35 million. We also received interest of $26 million from Aspen U.K. Holdings in respect of an inter-company loan. In the six months ended June 30, 2007, Aspen Holdings received a $25 million dividend payment from Aspen Bermuda and a $13.0 million payment of inter-company interest from Aspen U.K. Holdings in respect of an inter-company loan.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see ‘‘Business-Regulatory Matters’’ in Part I, Item 1 in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Subject to these requirements, there were no other significant restrictions on the ability of Aspen Re and Aspen Bermuda to pay us dividends funded from their respective accumulated balances of retained income as at June 30, 2007.

In addition to its dividend capacity as at June 30, 2007, Aspen Bermuda could also make capital repayments to Aspen Holdings of approximately $140 million without prior approval from the Bermuda Monetary Authority. Aspen Re has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings. Even though not strictly required, Aspen Re would typically seek FSA approval prior to making such capital repayment.

Insurance subsidiaries.    As of June 30, 2007, the Insurance Subsidiaries held approximately $855.2 million (December 31, 2006 — $1,144.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2007 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2007 and December 31, 2006:

	As at June 30, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,327.0	$1,280.1
Assets held in single beneficiary trusts	52.5	51.4
Letters of credit issued under our revolving credit facilities (1)	168.2	231.7
Secured letters of credit (2)	266.4	233.6
Total	$1,814.1	$1,796.8
Total as % of cash and invested assets	33.3%	34.7%
(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of June 30, 2007, the Company had funds on deposit of $239.5 million and £47.9 million (December 31, 2006 — $171.2 million and £50.2 million) as collateral for the secured letters of credit.

Further information on these arrangements can be found in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the six months ended June 30, 2007.    Total net cash flow from operations from December 31, 2006 through June 30, 2007 was $319.5 million, an increase of $171.0 million over the comparative period. The increase was a result of a significant reduction in net claims settlements and a lower reinsurance spend. For the six months ended June 30, 2007, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 3, 2007 and May 25, 2007, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 21, 2007 and May 15, 2007, respectively. On March 31, 2007 and June 30, 2007, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on April 1, 2007 and July 1, 2007, respectively. On March 31, 2007 and June 30, 2007, dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (‘‘Perpetual Preference Shares’’) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders on April 1, 2007 and July 1, 2007, respectively.

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

The facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit. The facility will expire on August 2, 2010. As of June 30, 2007, no borrowings were outstanding under the credit facilities, though we had $109.4 million and $168.2 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P financial strength rating of A−; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of June 30, 2007:

	2007	2008	2009	2010	2011	Later Years	Total
	($ in millions)
Operating Lease Obligations	$2.7	8.0	7.7	7.6	7.2	44.1	$77.3
Long-Term Debt Obligations (1)	—	—	—	—	—	250.0	250.0
Reserves for Losses and loss adjustment expenses (2)	$680.7	838.5	402.3	274.7	178.9	479.4	$2,854.5
(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘— Critical Accounting Policies-Reserves for Losses and Loss Expenses.’’

Further information on operating leases is given in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 6 to our unaudited financial statements for the six months ended June 30, 2007 included elsewhere in this report.

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

In addition, any estimates relating to loss events involve the exercise of considerable judgment and reflect a combination of ground-up evaluations, information available to date from brokers and cedants, market intelligence, initial tentative loss reports and other sources. Due to the complexity of factors contributing to the losses and the preliminary nature of the information used to prepare estimates relating to the U.K. floods, there can be no assurance that our ultimate losses associated with these floods will remain within the stated amount.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	changes in the total industry losses resulting from the June and July U.K. floods, Hurricanes Katrina, Rita and Wilma and any other events, and the actual number of our insureds incurring losses from these storms;

•	with respect to the June and July U.K. floods, Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality, and the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition;

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma and any other events such as the June and July U.K. floods;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best Company (‘‘A.M. Best’’) or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities.

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

As at June 30, 2007, our fixed income portfolio had an approximate duration of 3.59 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	—100	—50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$4,731.9	$4,654.3	$4,576.0	$4,497.7	$4,420.1
Gain/(loss) $ in millions	155.9	78.3	—	(78.3)	(155.9)
Percentage of portfolio	3.4%	1.7%	—	(1.7)%	(3.4)%

Equity risk.    We have invested in three funds of hedge funds with an estimated fair value of $481.6 million at June 30, 2007. These investments comprise 8.8% of our total of cash and cash equivalents and invested assets as at that date. This is an increase from 3.0% at December 31, 2006 as a result of a further investment of $150.0 million during the first quarter of 2007 and an additional $150 million in the second quarter. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of diverse strategies and securities.

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

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of June 30, 2007, approximately 80% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 14% were in British Pounds and approximately 6% were in other currencies. For the six months ended June 30, 2007, 12.9% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2007. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2007, would have impacted reported net comprehensive income by approximately $24.5 million for the six months ended June 30, 2007.

We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. Although in the past we have entered into forward foreign currency exchange contracts, we had no outstanding forward contracts as at June 30, 2007.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2007 and December 31, 2006, the average rating of fixed income securities in our investment portfolio was ‘‘AAA’’. During the first quarter of 2007 there were growing reports of defaults in the U.S. sub-prime mortgage market. We took an early view on the sub-prime sector of the mortgage-backed securities market and exited the minimal direct exposure we had by the end of the second quarter of 2007. We also reduced our exposure to corporate debt of companies that operate or engage in, and we believe have meaningful exposure to, sub-prime mortgage business.

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

We have also entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 6 to the unaudited financial statements for the six months ended June 30, 2007 included elsewhere in this report.

The table below shows our reinsurance recoverables as of June 30, 2007 and December 31, 2006, and our reinsurers’ ratings taking into account any changes in ratings as of July 24, 2007.

A.M. Best	As at June 30, 2007 ($ in millions)	As at December 31, 2006 ($ in millions)
A++	$39.3	$77.9
A+	$42.2	$36.5
A	$180.4	$289.0
A−	$38.2	$61.1
B++	$20.0	—
Fully collateralized	$3.8	$3.8
Not rated	$0.5	—
Total	$324.4	$468.3

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.    Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, also please refer to the ‘‘Cautionary Statement Regarding Forward Looking Statements’’ provided elsewhere in this report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 9 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cashless basis at the exercise price as described in Note 9 to our financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Date Issued	Number of Shares Issued
April 16, 2007	142
May 15, 2007	573
June 15, 2007	1,263

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

On April 3, 2007, we repurchased 5,067 ordinary shares from the Names’ Trustee pursuant to a share purchase agreement dated March 15, 2007.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

(a)    Our 2007 Annual General Meeting of Shareholders was held on May 2, 2007.

(b)    Proxies were solicited by our management in connection with our 2007 Annual General Meeting.

(c)    The following matters were voted upon at the Annual General Meeting with the voting results indicated. Paragraphs (6) through (10) below relate to matters concerning the Company’s subsidiaries. The Company’s Bye-Law 84 provides that if the Company is required or entitled to vote at a general meeting of any of its subsidiaries organized under the laws of a jurisdiction outside the United States of America (each, a ‘‘Non-U.S. Subsidiary’’) the Board will refer the subject matter of the vote to the Shareholders of the Company in a general meeting of the Company.

(1)    Proposal Regarding Election of Class III Directors

Our Bye-Laws provide for a classified board of directors, divided into three classes. At the 2007 Annual General Meeting, the Shareholders elected four of our Class III Directors, who shall serve until our 2010 Annual General Meeting.

Nominee	Votes For	Votes Against
Ian Cormack	64,861,389	5,721,260
Prakash Melwani	62,717,441	7,865,208
Kamil Salame	63,209,489	7,373,160
Stuart Sinclair	69,050,950	1,531,699

(2)    Proposal Regarding Re-Election of Mr. John Cavoores as a Class I Director

Nominee	Votes For	Votes Against	Votes Abstained
John Cavoores	69,286,821	1,089,449	206,379

(3)    Proposal Regarding Re-Election of Mr. Glyn Jones as a Class II Director

Nominee	Votes For	Votes Against	Votes Abstained
Glyn Jones	67,621,656	2,754,314	206,679

(4)    Proposal Regarding Amendment to the 2006 Stock Option Plan for Non-Employee Directors

Our shareholders voted to approve the amendment of the Company’s 2006 Stock Option Plan for non-employee directors, renamed the 2006 Stock Incentive Plan for Non-Employee Directors, as approved by our Board of Directors on March 21, 2007. Following such approval, the Company filed the 2006 Stock Incentive Plan for Non-Employee Directors on its current report on Form 8-K dated May 9, 2007.

Votes For	Votes Against	Votes Abstained
40,541,388	30,026,304	14,957

(5)    Proposal Regarding Appointment of an Independent Registered Public Accounting Firm

Our Shareholders voted to approve the appointment of KPMG Audit Plc (‘‘KPMG’’) as our independent registered public accounting firm for the 2007 fiscal year, and have authorized the Company’s Board of Directors through the Audit Committee to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,243,032	322,849	16,768

(6)    Proposals Regarding Various Matters Concerning Aspen Re, a wholly owned insurance company organized under the laws of England and Wales

At the 2007 Annual General Meeting, the Shareholders elected eight nominees as designated company directors who will serve as Aspen Re directors.

Nominee	Votes For	Votes Against
Paul Myners	69,031,466	1,551,183
Christopher O’Kane	69,086,501	1,496,148
Ian Cormack	64,900,104	5,682,545
Marek Gumienny	69,305,076	1,277,573
Glyn Jones	67,619,786	2,962,863
Oliver Peterken	69,086,951	1,495,698
Stuart Sinclair	68,850,700	1,731,949
Heidi Hutter	69,104,346	1,478,303

Notwithstanding his re-election, Mr. Myners resigned from Aspen Re’s board with effect on May 2, 2007.

At the 2007 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Re to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
70,267,633	295,178	19,838

At the 2007 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Re for the 2007 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,561,427	9,755	11,467

(7)    Proposals Regarding Various Matters Concerning Aspen Insurance UK Services Limited (‘‘Aspen Services’’), a wholly owned company organized under the laws of England and Wales

At the 2007 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Aspen Services directors.

Nominee	Votes For	Votes Against
Christopher O’Kane	69,086,101	1,496,548
Julian Cusack	68,850,701	1,731,948
Ian Campbell	69,086,950	1,495,699

At the 2007 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Services to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
70,263,141	296,210	23,298

At the 2007 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Services for the 2007 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,559,252	9,930	13,467

(8)    Proposals Regarding Various Matters Concerning Aspen (UK) Holdings Limited (‘‘Aspen (UK) Holdings’’), a wholly owned intermediary holding company organized under the laws of England and Wales

At the 2007 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Aspen (UK) Holdings directors.

Nominee	Votes For	Votes Against
Christopher O’Kane	69,086,601	1,496,048
Julian Cusack	68,850,301	1,732,348
Ian Campbell	69,086,050	1,496,599

At the 2007 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen (UK) Holdings to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
70,266,717	291,634	24,298

At the 2007 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen (UK) Holdings for the 2007 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,555,727	10,505	16,417

(9)    Proposals Regarding Various Matters Concerning AIUK Trustees Limited (‘‘AIUK Trustees’’), a wholly owned company organized under the laws of England and Wales.

At the 2007 Annual General Meeting, the Shareholders elected four nominees as designated company directors who will serve as AIUK Trustees directors.

Nominee	Votes For	Votes Against
Ian Campbell	69,086,050	1,496,599
David Curtin	69,086,951	1,495,698
Robert Mankiewitz	69,104,826	1,477,823
Christopher Woodman	69,086,451	1,496,198

Mr. Mankiewitz resigned from the Board of AIUK Trustees on May 25, 2007.

At the 2007 Annual General Meeting, the Shareholders voted to authorize the directors of AIUK Trustees to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
69,152,980	1,404,431	25,238

At the 2007 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of AIUK Trustees for the 2007 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,559,721	10,410	12,518

(10)    Proposals Regarding Various Matters Concerning Aspen Bermuda, a wholly owned insurance company organized under the laws of Bermuda.

At the 2007 Annual General Meeting, the Shareholders elected eight nominees as designated company directors who will serve as Aspen Bermuda directors and voted to authorize the board of directors of Aspen Bermuda to appoint any individual as an alternate director or as a director to fill any casual vacancy created from time to time.

Nominee	Votes For	Votes Against
Christopher O’Kane	69,086,101	1,496,548
Julian Cusack	68,850,301	1,732,348
James Few	69,104,476	1,478,173
Oliver Peterken	69,086,051	1,496,598
Stuart Sinclair	68,850,300	1,732,349
David Skinner	69,104,926	1,477,723
Karen Green	69,103,796	1,478,853
Kate Vacher	69,085,821	1,496,828

At the 2007 Annual General Meeting, the Shareholders voted to approve the appointment of KPMG as the auditor of Aspen Bermuda for the 2007 fiscal year, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
70,556,663	9,694	16,292

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of 2007 Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan, filed with this report
10.2	Form of 2007 Performance Share Award relating to performance shares granted in 2007 under the 2003 Share Incentive Plan, filed with this report
10.3	Second Amendment, dated as of June 28, 2007, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2007)
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Insurance Holdings Limited (Registrant)
Date: August 7, 2007	By:	/s/ Christopher O’Kane
Christopher O’Kane Chief Executive Officer
Date: August 7, 2007	By:	/s/ Richard Houghton
Richard Houghton Chief Financial Officer