Form 10-Q
period 2007-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2007-11-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended September 30, 2007, or

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

As of November 1, 2007, there were 87,167,885 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at September 30, 2007	As at December 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed income maturities available for sale, at fair value (amortized cost — $4,199.4 and $3,877.2 )	$4,176.4	$3,828.7
Other investments at fair value	489.5	156.9
Short-term investments available for sale, at fair value (amortized cost — $553.6 and $695.9 )	553.3	695.5
Total investments	5,219.2	4,681.1
Cash and cash equivalents	567.2	495.0
Reinsurance recoverables
Unpaid losses	315.8	468.3
Ceded unearned premiums	102.1	29.8
Receivables
Underwriting premiums	818.0	688.1
Other	84.8	62.2
Deferred policy acquisition costs	152.9	141.4
Derivatives at fair value	19.2	33.8
Office properties and equipment	25.1	24.6
Other assets	13.6	7.6
Intangible assets	8.2	8.2
Total assets	$7,326.1	$6,640.1
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,963.0	$2,820.0
Unearned premiums	931.7	841.3
Total insurance reserves	3,894.7	3,661.3
Payables
Reinsurance premiums	89.1	62.4
Deferred taxation	32.2	34.1
Current taxation	77.7	27.7
Accrued expenses and other payables	229.0	186.2
Liabilities under derivative contracts	20.7	29.7
Total payables	448.7	340.1
Long-term debt	249.5	249.4
Total liabilities	$4,592.9	$4,250.8
Commitments and contingent liabilities (see Note 11)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares: 87,145,828 shares of 0.15144558¢ each (2006 − 87,788,375)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2006 − 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2006 − 8,000,000)	—	—
Additional Paid-in Capital	1,890.5	1,921.7
Retained earnings	743.8	450.5
Accumulated other comprehensive income, net of taxes	98.8	17.0
Total shareholders’ equity	2,733.2	2,389.3
Total liabilities and shareholders’ equity	$7,326.1	$6,640.1

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Net earned premiums	$419.7	$429.3	$1,309.9	$1,260.9
Net investment income	72.4	47.3	218.7	141.7
Realized investment losses	(1.9)	(1.0)	(12.3)	(6.1)
Change in fair value of derivatives	(2.7)	(7.0)	(8.1)	(8.6)
Total Revenues	487.5	468.6	1,508.2	1,387.9
Expenses
Losses and loss adjustment expenses	219.9	232.0	718.1	688.2
Policy acquisition expenses	76.1	78.9	235.5	255.4
Operating and administrative expenses	58.6	36.8	148.3	118.0
Interest on long-term debt	4.2	4.6	12.8	12.5
Net foreign exchange gains	(9.2)	(2.5)	(22.7)	(10.4)
Other expenses	—	0.1	—	1.0
Total Expenses	349.6	349.9	1,092.0	1,064.7
Income from operations before income tax	137.9	118.7	416.2	323.2
Income tax expense	20.7	23.7	62.4	64.6
Net Income	$117.2	$95.0	$353.8	$258.6
Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	88,712,178	95,253,714	88,250,043	95,249,041
Diluted	91,081,765	97,321,137	90,757,617	97,238,516
Basic earnings per ordinary share adjusted for preference share dividend	$1.24	$0.96	$3.77	$2.61
Diluted earnings per ordinary share adjusted for preference share dividend	$1.21	$0.94	$3.67	$2.55

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2007	2006
Ordinary shares
Beginning and end of period	$0.1	$0.1
Preference shares
Beginning and end of period	—	—
Additional paid-in capital
Beginning of period	1,921.7	1,887.0
New ordinary shares issued	11.0	0.1
Shares repurchased	(50.1)	—
New preference shares issued	—	29.2
New preference share issue costs	—	(0.1)
Share-based compensation	7.9	7.4
End of period	1,890.5	1,923.6
Retained earnings
Beginning of period	450.5	144.2
Net income for the period	353.8	258.6
Dividends on ordinary shares	(39.7)	(42.9)
Dividends on preference shares	(20.8)	(10.4)
End of period	743.8	349.5
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	59.1	42.8
Change for the period, net of income tax of $Nil and $Nil	56.4	30.0
End of period	115.5	72.8
Loss on derivatives
Beginning of period	(1.8)	(2.0)
Reclassification to interest payable, net of income tax of $Nil and $Nil	0.1	0.1
End of period	(1.7)	(1.9)
Unrealized appreciation/(depreciation) on investments:
Beginning of period	(40.3)	(32.3)
Change for the period, net of income tax/(benefit) of $0.3 and $(6.2)	25.3	2.9
End of period	(15.0)	(29.4)
Total accumulated other comprehensive income	98.8	41.5
Total Shareholders’ Equity	$2,733.2	$2,314.7

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$117.2	$95.0	$353.8	$258.6
Other comprehensive income, net of taxes:
Reclassification adjustment for net realized loss on investments included in net income	3.4	0.1	6.4	1.4
Change in unrealized losses on investments	55.4	59.2	18.9	1.5
Loss on derivatives reclassified to interest payable	—	—	0.1	0.1
Change in unrealized gains on foreign currency translation	29.7	20.8	56.4	30.0
Other comprehensive income	88.5	80.1	81.8	33.0
Comprehensive income	$205.7	$175.1	$435.6	$291.6

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$353.8	$258.6
Adjustments to reconcile net income to net cash flows from operating activities:
Amortization of premium or discount on investments	13.1	12.7
Depreciation	4.8	2.5
Share-based compensation expense	7.9	7.1
Net realized losses	12.3	6.1
Other investments (gains) losses	(32.6)	—
Change in:
Insurance reserves:
Losses and loss adjustment expenses	143.0	(111.6)
Unearned premiums	90.4	159.1
Reinsurance recoverables:
Unpaid losses	152.5	419.4
Ceded unearned premiums	(72.3)	(22.2)
Other receivables	(22.6)	1.3
Deferred policy acquisition costs	(11.5)	(10.4)
Reinsurance premiums payables	26.7	(103.4)
Premiums receivable	(129.9)	(247.9)
Deferred taxes	(1.9)	—
Income tax payable	50.0	36.3
Accrued expenses and other payables	42.8	(52.7)
Fair value of derivatives and settlement of liabilities under derivatives	5.6	21.8
Other assets	(6.0)	3.7
Net cash provided by operating activities	$626.1	$380.4

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
($ in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows used in investing activities:
Purchases of fixed maturities	$(2,353.0)	$(1,684.0)
Purchases of other investments	(300.0)	(150.0)
Proceeds from sales and maturities of fixed maturities	2,045.2	984.6
Net sales of short-term investments	157.3	145.8
Purchase of equipment	(5.3)	(2.7)
Net cash used in investing activities	(455.8)	(706.3)
Cash flows used in financing activities:
Proceeds from the issuance of Preference Shares, net of issuance costs	—	29.1
Proceeds from the issuance of Ordinary Shares, net of issuance costs	11.0	—
Ordinary Shares repurchased	(50.1)	—
Dividends paid on Ordinary Shares	(39.7)	(42.9)
Dividends paid on Preference Shares	(20.8)	(10.4)
Loss on derivative contracts	0.1	0.1
Net cash used in financing activities	(99.5)	(24.1)
Effect of exchange rate movements on cash and cash equivalents	1.4	13.2
Increase (decrease) in cash and cash equivalents	72.2	(336.8)
Cash and cash equivalents at beginning of period	495.0	748.3
Cash and cash equivalents at end of period	$567.2	$411.5
Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	18.4	17.2
Cash paid during the period for interest	15.0	15.0

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements include the accounts of Aspen and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company.’’ All intercompany transactions and balances have been eliminated on consolidation.

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

New Accounting Pronouncements

Adopted in 2007

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No.109.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 for the fiscal year beginning on January 1, 2007. Additional information regarding the adoption of FIN 48 is included in Note 5.

In February 2006, the FASB issued SFAS No. 155, ‘‘Accounting for Certain Hybrid Financial Instruments’’ (‘‘SFAS 155’’), which amends SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and SFAS No. 140, ‘‘Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities’’ (‘‘SFAS 140’’). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value re-measurement for any hybrid financial instrument that contains embedded derivatives that would otherwise have to be accounted for separately, as well as clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the start of our fiscal year beginning January 1, 2007. The adoption of SFAS 155 has had no impact on our financial condition or results of operations.

Accounting standards not yet adopted

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

In September 2006, the FASB issued SFAS 157, ‘‘Fair Value Measurements.’’ This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although early adoption is permitted. The Company is currently evaluating the potential impact of SFAS 157 on its financial statements when adopted.

3.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings	($ in millions, except share and per share amounts)
Basic
Net income as reported	$117.2	$95.0	$353.8	$258.6
Preference dividends	(6.9)	(3.2)	(20.8)	(10.4)
Net income available to ordinary shareholders	110.3	91.8	333.0	248.2
Diluted
Net income available to ordinary shareholders	110.3	91.8	333.0	248.2
Ordinary shares
Basic
Weighted average ordinary shares	88,712,178	95,253,714	88,250,043	95,249,041
Diluted
Weighted average ordinary shares	88,712,178	95,253,714	88,250,043	95,249,041
Weighted average effect of dilutive securities	2,369,587	2,067,423	2,507,574	1,989,475
Total	91,081,765	97,321,137	90,757,617	97,238,516
Earnings per ordinary share
Basic	$1.24	$0.96	$3.77	$2.61
Diluted	$1.21	$0.94	$3.67	$2.55

On November 1, 2007, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record date:
Ordinary shares	$0.15 per share	November 26, 2007	November 13, 2007
5.625% preference shares	$0.703125 per share	January 1, 2008	December 15, 2007
7.401% preference shares	$0.462563 per share	January 1, 2008	December 15, 2007

4.	Segment Reporting

As a result of a shift in the Company’s operating structure and the implementation of a number of strategic initiatives in 2007, the Company changed the composition of its business segments to reflect the manner in which the business is managed. The Company is currently organized into four business segments: property reinsurance, casualty reinsurance, international insurance, and U.S. insurance. These segments form the basis of how the Company monitors the performance of its operations.

Previously, the property and casualty insurance segment comprised U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde, as head of U.S. insurance, and Matthew Yeldham, as head of international insurance, we have now redesignated U.S. property and casualty insurance business as a separate segment. The U.K. commercial property and liability insurance business now forms part of our international insurance segment which also consists of marine hull, energy and liability, aviation, professional liability insurance and non-marine transport lines of business as well as specialty reinsurance. We have also re-allocated our international property facultative business, previously part of our property and casualty insurance segment, to the property reinsurance segment.

Information related to prior periods has been restated to conform to the current period presentation.

Property reinsurance.    Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata, property facultative. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. We also write some structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates.

Casualty reinsurance.    Our casualty reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, non-U.S. treaty, and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

International insurance.    Our international insurance segment consists of the following lines of business: U.K. commercial property insurance, U.K. commercial liability insurance, professional liability insurance and specialty insurance and reinsurance written by Aspen Re. Specialty insurance consists of marine hull, energy and liability, non-marine transport and aviation insurance. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our specialty insurance is written on a primary, quota share and facultative basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

U.S. Insurance.    Our U.S. insurance segment consists of property and casualty insurance written on an excess and surplus lines basis.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$139.5	$77.5	$129.0	$27.5	$373.5
Net written premiums	131.5	77.1	118.1	22.1	348.8
Gross earned premiums	150.2	125.5	164.2	33.2	473.1
Net earned premiums	125.3	123.7	146.7	24.0	419.7
Expenses:
Losses and loss expenses	42.9	92.2	75.3	9.5	219.9
Policy acquisition expenses	25.4	19.8	26.4	4.5	76.1
Operating and administrative expenses	18.3	13.8	17.2	9.3	58.6
Underwriting income/(loss)	$38.7	$(2.1)	$27.8	$0.7	$65.1
Net reserves for loss and loss adjustment expenses	$480.0	$1,201.9	$909.7	$55.6	$2,647.2
Ratios
Loss ratio	34.2%	74.5%	51.3%	39.6%	52.4%
Expense ratio	34.9%	27.2%	29.7%	57.7%	32.1%
Combined ratio	69.1%	101.7%	81.0%	97.3%	84.5%

	Three Months Ended September 30, 2006
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$201.7	$96.6	$123.5	$35.7	$457.5
Net written premiums	194.5	96.2	112.3	30.5	433.5
Gross earned premium	176.3	132.0	165.6	39.6	513.5
Net earned premium	128.7	128.3	145.2	27.1	429.3
Expenses:
Losses and loss expenses	58.6	82.0	63.8	27.6	232.0
Policy acquisition expenses	32.3	19.5	21.6	5.5	78.9
Operating and administrative expenses	9.3	8.1	14.4	5.0	36.8
Underwriting income/(loss)	$28.5	$18.7	$45.4	$(11.0)	$81.6
Net reserves for loss and loss adjustment expenses	$565.7	$887.6	$697.3	$50.4	$2,201.0
Ratios
Loss ratio	45.5%	63.9%	43.9%	101.8%	54.0%
Expense ratio	32.3%	21.5%	24.8%	38.8%	27.0%
Combined ratio	77.8%	85.4%	68.7%	140.6%	81.0%

The following table reconciles underwriting income to income before income taxes for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	($ in millions)
Underwriting income	$65.1	$81.6
Net investment income	72.4	47.3
Realized investment losses	(1.9)	(1.0)
Change in fair value of derivatives	(2.7)	(7.0)
Interest on long term debt	(4.2)	(4.6)
Net foreign exchange gains	9.2	2.5
Other expenses	—	(0.1)
Income before income taxes	$137.9	$118.7

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$521.9	$380.2	$513.2	$98.2	$1,513.5
Net written premiums	424.2	371.8	454.9	71.5	1,322.4
Gross earned premiums	462.8	364.3	496.7	105.4	1,429.2
Net earned premiums	423.0	355.8	449.5	81.6	1,309.9
Expenses:
Losses and loss expenses	170.7	244.6	252.3	50.5	718.1
Policy acquisition expenses	83.9	56.3	80.1	15.2	235.5
Operating and administrative expenses	49.6	33.9	45.2	19.6	148.3
Underwriting income/(loss)	$118.8	$21.0	$71.9	$(3.7)	$208.0
Net reserves for loss and loss adjustment expenses	$480.0	$1,201.9	$909.7	$55.6	$2,647.2
Ratios
Loss ratio	40.4%	68.7%	56.1%	61.9%	54.8%
Expense ratio	31.5%	25.3%	27.9%	42.7%	29.3%
Combined ratio	71.9%	94.0%	84.0%	104.6%	84.1%

	Nine Months Ended September 30, 2006
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$565.1	$435.8	$538.6	$119.1	$1,658.6
Net written premiums	423.8	419.3	462.1	80.3	1,385.5
Gross earned premiums	514.3	376.6	509.4	115.0	1,515.3
Net earned premiums	378.4	364.8	439.3	78.4	1,260.9
Expenses:
Losses and loss expenses	157.3	210.3	258.2	62.4	688.2
Policy acquisition expenses	104.3	62.8	73.6	14.7	255.4
Operating and administrative expenses	36.9	28.6	40.1	12.4	118.0
Underwriting income/(loss)	$79.9	$63.1	$67.4	$(11.1)	$199.3
Net reserves for loss and loss adjustment expenses	$565.7	$887.6	$697.3	$50.4	$2,201.0
Ratios
Loss ratio	41.6%	57.6%	58.8%	79.6%	54.6%
Expense ratio	37.4%	25.0%	25.9%	34.5%	29.7%
Combined ratio	79.0%	82.6%	84.7%	114.1%	84.3%

The following table reconciles underwriting income to income before income taxes for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	($ in millions)
Underwriting profit/(loss)	$208.0	$199.3
Net investment income	218.7	141.7
Realized investment losses	(12.3)	(6.1)
Change in fair value of derivatives	(8.1)	(8.6)
Interest on long term debt	(12.8)	(12.5)
Realized exchange gains/(losses)	22.7	10.4
Other expenses	—	(1.0)
Income/(loss) before income taxes	$416.2	$323.2
5.	Income Taxes

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

In the interim financial statements income tax expense is measured using the estimated effective annual rate for the year ended December 31, 2007.

Total income tax for the three months and nine months ended September 30, 2007 and 2006 is allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Income tax on income	$20.7	$23.7	$62.4	$64.6
Income tax (recovery) on other comprehensive income	9.1	1.2	0.3	(6.2)
Total income tax	$29.8	$24.9	$62.7	$58.4

The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at September 30, 2007 was zero. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the three and nine months ended September 30, 2007, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2005 and 2006 tax years.

6.    Investments

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at September 30, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Investments (excluding cash)
Fixed income investments
U.S. government securities	$697.9	3.7	(3.7)	$697.9
U.S. government agency securities	298.4	0.8	(0.9)	298.3
Corporate securities	1,425.7	4.2	(15.7)	1,414.2
Foreign government	421.7	1.2	(6.0)	416.9
Municipals	1.6	—	—	1.6
Asset-backed securities	221.9	0.3	(0.9)	221.3
Mortgage-backed securities	1,132.2	3.4	(9.4)	1,126.2
Total fixed income	4,199.4	13.6	(36.6)	4,176.4
Other investments	489.5	—	—	489.5
Short-term investments	553.6	0.2	(0.5)	553.3
Total	$5,242.5	$13.8	$(37.1)	$5,219.2

	As at December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
Investments (excluding cash)
Fixed income investments
U.S. government securities	$1,035.4	$0.8	$(21.9)	$1,014.3
U.S. government agency securities	330.7	0.3	(3.7)	327.3
Corporate securities	1,088.1	2.4	(13.4)	1,077.1
Foreign government	449.7	0.2	(7.8)	442.1
Municipals	1.6	—	—	1.6
Asset-backed securities	293.8	0.2	(2.2)	291.8
Mortgage-backed securities	677.9	4.0	(7.4)	674.5
Total fixed income	3,877.2	7.9	(56.4)	3,828.7
Other investments	156.9	—	—	156.9
Short-term investments	695.9	0.4	(0.8)	695.5
Total	$4,730.0	$8.3	$(57.2)	$4,681.1

Other investments.    Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. Unrealized gains of $7.9 million (2006 — loss of $1.0 million) and $32.6 million (2006 — $Nil) have been recognized through the statement of operations in the three months and nine months ended September 30, 2007, respectively. As gains and losses arising from these investments are recorded as net investment income the value recorded in the column headed Cost or Amortized Cost represents the current market value and not the $450.0 million original cost for 2007 (2006 — $150.0 million).

Gross unrealized loss.    The following tables summarize as at September 30, 2007 and December 31, 2006, by type of security the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at September 30, 2007
	0-12 months		Over 12 months		Total
	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss
	($ in millions)
U.S. government securities	$77.9	$(0.4)	$353.7	$(3.3)	$431.6	$(3.7)
U.S. government agency securities	95.2	(0.6)	58.0	(0.3)	153.2	(0.9)
Corporate securities	555.8	(8.4)	447.5	(7.3)	1,003.3	(15.7)
Foreign government	124.5	(1.2)	194.1	(4.8)	318.6	(6.0)
Municipals	—	—	1.6	—	1.6	—
Asset-backed securities	22.0	(0.1)	44.7	(0.8)	66.7	(0.9)
Mortgage-backed securities	469.7	(3.6)	235.8	(5.7)	705.5	(9.4)
Total	$1,345.1	$(14.3)	$1,335.4	$(22.2)	$2,680.5	$(36.6)

The following table, previously disclosed in our financial statements which formed part of our annual report on Form 10-K for fiscal year ended December 31, 2006, has been amended. The revised table: correctly classifies unrealized investment losses by the length of time the security has been in an unrealized loss position, moving $11.8 million of losses from over 12 months to 0-12 months; excludes the $484.3 million fair value of investments held by Aspen Re which, as at December 31, 2006, were reporting unrealized gains; and excludes $0.8 million of unrealized losses from short term investments. The amendments to the table have no impact on reported net income after tax, accumulated other comprehensive income or net assets as of December 31, 2006 and September 30, 2007.

	As at December 31, 2006
	0-12 months		Over 12 months		Total
	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss
	($ in millions)
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

Other-than-temporary impairments.    As at September 30, 2007, the Company held 923 fixed maturities in an unrealized loss position with a fair value of $2,680 million and gross unrealized losses of $36.6 million. The Company believes that the gross unrealized losses are the result of interest rate movements and intends to hold such investments until the carrying value is recovered. The unrealized losses are not a result of structural, credit or collateral issues. The Company has not recorded any other-than-temporary impairments in 2007.

7.	Reinsurance

We purchase retrocession and reinsurance to limit and diversify our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers. As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. In addition, we have entered into reinsurance agreements and derivative instruments as described below:

Ajax Re.    On April 25, 2007, we entered into a reinsurance agreement that provides us with coverage incepting on August 18, 2007. Under the reinsurance agreement, Ajax Re Limited (‘‘Ajax Re’’) will provide us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the PCS reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The full $100 million is exhausted when the reported industry insured losses by PCS reach $25.9 billion. The reinsurance attachment and exhaustion points will be recalibrated on April 15, 2008.

Credit insurance contract.    On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considers that under ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended (‘‘SFAS 133’’) this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point of time be due and payable to the Company.

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

The impact of this contract on net income in the three and nine months ended September 30, 2007 is a charge of $1.9 million (2006 — $Nil) and $5.7 million (2006 — $Nil), respectively, resulting from the change in the fair value and a charge to interest expense of $0.3 million (2006 —$Nil) and $1.1 million (2006 — $Nil), respectively.

Catastrophe Swap.    On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. During the cat swap’s 3 year term, which ended on August 17, 2007, Aspen Bermuda made quarterly payments on an initial notional amount of $100 million. In return Aspen Bermuda was entitled to receive payments of up to $100 million in total if hurricanes made landfall in Florida and caused damage in excess of $39 billion or earthquakes in California caused insured damage in excess of $23 billion. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on June 8, 2007 was $41.1 billion, which entitled the Company to a recovery of approximately $26.3 million which has been paid to us. We have decided not to extend the development period under the cat swap and we will not be making any further recoveries under the cat swap.

This cat swap falls within the scope of SFAS 133 and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

As we provided in full for these future payments when the contract commenced, any actual or projected change in this liability is also reflected as a gain or loss in the consolidated statement of operations. The impact of this contract on net income in the three and nine months ended September 30, 2007 is a net loss of $0.8 million (2006 — $7.0 million) and a net charge of $2.4 million (2006 — $8.6 million), respectively.

8.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at September 30, 2007	As at December 31, 2006
	($ in millions)
Provision for losses and LAE at start of year	$2,820.0	$3,041.6
Less reinsurance recoverable	(468.3)	(1,192.7)
Net loss and LAE at start of year	2,351.7	1,848.9
Loss reserve portfolio transfer	11.0	0.7
Provision for losses and LAE for claims incurred:
Current year	791.0	941.2
Prior years	(72.9)	(51.3)
Total incurred	718.1	889.9
Losses and LAE payments for claims incurred:
Current year	(70.2)	(137.3)
Prior years	(425.2)	(332.4)
Total paid	(495.4)	(469.7)
Foreign exchange (gains)/losses	61.8	81.9
Net losses and LAE reserves at period end	2,647.2	2,351.7
Plus reinsurance recoverable on unpaid losses at period end	315.8	468.3
Loss and LAE reserves at September 30, 2007 and December 31, 2006	$2,963.0	$2,820.0

For the nine months ended September 30, 2007, there was a reduction of $72.9 million compared to $58.1 million for the nine months ended September 30, 2006 in our estimate of the ultimate claims to be paid in respect of prior accident years. An analysis of this reduction by segment is provided under Item 2, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Expenses.’’

The loss reserve portfolio transfer in 2007 represents loss reserves assumed from a Lloyd’s syndicate through a quota share arrangement relating to the portion of liabilities accounted for by the syndicate prior to 2005.

Hurricanes Katrina, Rita and Wilma.    We rely on estimates to project our total retained and gross losses from Hurricanes Katrina, Rita and Wilma. Although a substantial number of claims have now been reported, our estimates still contain uncertainty because of the extremely complex and unique causation and coverage issues associated with the unprecedented nature of these events, including the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. In addition, these estimates may vary due to potential legal and regulatory developments related to allocation of losses, as well as inflation in repair costs due to the limited availability of labor and materials due in part to the size and proximity in time and distance of the three hurricanes. Some of these issues are, or may become, the subject of litigation and may not be resolved for a considerable period of time.

9.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2007 and December 31, 2006.

	As at September 30, 2007		As at December 31, 2006
	Number	$ in thousands	Number	$ in thousands
Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	87,145,828	133	87,788,375	133
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12
Total issued share capital		$152		$152
Additional paid in capital ($ in millions)		$1,890.5		$1,921.7

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2006 — $430 million) less issue costs of $10.8 million (2006 — $10.8 million).

Ordinary Shares.    The following table summarizes transactions in our ordinary shares during the nine month period ended September 30, 2007.

Number of Shares
Shares in issue at December 31, 2006	87,788,375
Share transactions in the nine months ended September 30, 2007:
Shares issued to the Names’ Trust upon the exercise of investor options	7,043
Shares issued to Wellington Investment Holdings (Jersey) Limited upon the exercise of investor options	426,083
Shares issued to employees under the share incentive plan	702,302
Repurchase of shares from the Names Trust	(5,067)
Repurchase of shares from shareholders (1)	(128,493)
Repurchase of shares from shareholders (2)	(1,644,415)
Shares in issue at September 30, 2007	87,145,828
(1)	On December 21, 2006, we entered into a contract with Goldman, Sachs & Co (‘‘Goldman Sachs’’) for the purchase of ordinary shares to the fixed value of $44 million. The contract was terminated on March 16, 2007 and we subsequently received and cancelled a further 128,493 shares on March 22, 2007 with the actual number being determined by the volume weighted average price of our shares over the period between January 17, 2007 and the date of termination, less a discount of 15 cents per share. The accelerated share repurchase resulted in a repurchase of a total of 1,694,244 shares at an average purchase price per share of $25.97.

(2)	Accelerated Share Repurchase. On September 28, 2007, the Company entered into a Master Confirmation agreement with Goldman Sachs in connection with an accelerated share buyback (‘‘ASB’’) for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,644,415 shares on October 25, 2007. When the contract expires, the Company may receive and subsequently cancel additional shares, with the actual number being determined by the volume weighted average price of our shares over the period from October 22, 2007 (the end of the hedge period) and the date of termination. Apart from our payment of $50 million on September 28, 2007, the Company will make no further payments or transfer shares under this contract, except under certain circumstances in connection with friendly acquisitions. See Exhibit 10.1 to this report.

10.	Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, employee options and non-employee director options. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares. The employee stock option grants have been measured and recognized according to the fair value recognition provisions of SFAS No. 123 ‘‘Accounting For Stock Based Compensation.’’ Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004) ‘‘Share Based Payments’’ which required an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

(a) Investor Options

The investor options were issued on June 21, 2002 in consideration for: the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’); the right to seek to renew certain business written by Syndicate 2020; an agreement in which Wellington agreed not to compete with Aspen Re through March 31, 2004; the use of the Wellington name and logo and the provision of certain outsourced services to the Company, the Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (‘‘Names’ Trustee’’). The options held by Wellington were transferred to one of its affiliates in December 2005, Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issue of 426,083 ordinary shares by the Company.

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006, the Names’ Trustee exercised 34,155 Names’ Options on both a cash and cashless basis pursuant to which 3,757 ordinary shares were issued. At December 31, 2006, the Names’ Trustee held 1,372,922 Names’ Options. During the nine months ended September 30, 2007, the Names’ Trustee exercised 60,431 Names’ Options on both a cash and cashless basis resulting in the issue of 7,043 ordinary shares.

The following table summarizes information about investor options to purchase ordinary shares outstanding at September 30, 2007 and December 31, 2006:

	At September 30, 2007		At December 31, 2006
	Options		Options		Exercise Price
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable			Expiration
Wellington Investment	—	—	3,781,120	3,781,120	$22.52		—
Names’ Trustee (Appleby Trust (Bermuda) Limited)	1,312,491	1,312,491	1,372,922	1,372,922	$25.08	(1)	June 21, 2012
Total	1,312,491	1,312,491	5,154,042	5,154,042
(1)	Exercise price at September 15, 2007 being the most recent exercise date. Exercise price at any date is the amount in U.S.$ converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b) Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’).

Options.    The following table summarizes information about employee options outstanding to purchase ordinary shares at September 30, 2007.

	Options			Weighted Average Fair Value at Grant Date
Option Holder	Outstanding	Exercisable	Exercise Price		Remaining contractual time
2003 Option grants	3,021,849	2,434,291	$16.20	$5.31	5 yrs 11 mths
2004 Option grants	175,328	175,328	$24.44	$5.74	7 yrs 3 mths
2006 Option grants February 16	889,051	—	$23.65	$6.99	8 yrs 5 mths
2006 Option grants August 4	142,158	—	$23.19	$4.41	8 yrs 11 mths
2007 Option grants	622,839	—	$27.28	$6.13	6 yrs 7 mths

With respect to the 2003 options, 65% of the options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting. When options are converted, new shares are issued as the Company does not hold treasury shares.

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

The table below shows the number of options exercised and forfeited by each type of option grant as at September 30, 2007:

	Options
Option Holder	Exercised	Forfeited
2003 Option grants	562,436	295,071
2004 Option grants	81,013	249,017
2005 Option grants	—	525,881
2006 Option grants	—	183,439
2007 Option grants	—	—

The intrinsic value of options exercised in the nine months ended September 30, 2007 was $6.6 million (2006 — $Nil).

The following table shows the compensation costs charged in the nine months ended September 30, 2007 and 2006 by each type of option granted.

Option Holder	September 30, 2007	September 30, 2006
2003 Option grants	$1.1	$2.4
2004 Option grants	$—	$0.4
2005 Option grants	$—	$—
2006 Option grants	$1.6	$1.9
2007 Option grants	$0.6	$—
	$3.3	$4.7

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

Restricted Share Units.    The following table summarizes information about restricted share units by year of grant as at September 30, 2007.

RSU Holder	As at September 30, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Outstanding
2004 Grants	95,850	83,440	12,410
2005 Grants	68,337	32,609	35,728
2006 Grants	164,932	29,122	135,810
2007 Grants	68,567	—	68,567

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

Compensation cost charged against income was $2.4 million for the nine months ended September 30, 2007 (2006 — $1.2 million).

Performance Shares.    The following table summarizes information about performance shares by year of grant as at September 30, 2007.

Performance Share Holder	As at September 30, 2007 Performance Share Awards
	Amount Granted	Amount Earned	Amount Forfeited	Amount Outstanding
2004 Grants	150,074	21,988	128,086	—
2005 Grants	131,227	—	43,742	87,485
2006 Grants	317,954	95,819	30,499	191,636
2007 Grants	439,203	—	—	439,203

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

With respect to the performance share awards granted in 2005, of the 131,227 performance shares, one-third of the grant was cancelled as the performance targets for the one-third portion of the grant were not met.

With respect to the performance share awards granted in 2006, one-third of the grant was fully earned as the performance targets for the one-third portion of the grant were fully met but will not vest until the Return on Equity (‘‘ROE’’) for 2008 has been approved by the Board of Directors.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income in respect of performance shares was $3.8 million for the nine months ended September 30, 2007 (2006 — $2.2 million).

A summary of performance share activity under the Company’s Share Incentive Plan for the nine months ended September 30, 2007 is presented below:

	Nine Months Ended September, 2007
	Number of Shares	Weighted Average Grant date Fair Value
Performance share awards, beginning of period	430,626	$22.38
Granted	439,203	$24.50
Vested and issued	(21,988)	$23.12
Forfeited	(33,698)	$23.99
Unvested share awards, end of period	814,143	$22.77

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

Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at September 30, 2007.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors — 2006 Option grants (May 25)	31,045	—	$21.96	$4.24	8 yrs 8 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	—	$24.76	$4.97	9 yrs 10 months

The options issued in 2006 and 2007 vest at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant.

The amounts for the 2006 non-employee director options granted were estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant date
	July 30, 2007	May 25, 2006
Per share weighted average fair value	$4.97	$4.24
Risk-free interest rate	4.64%	4.85%
Dividend yield	2.4%	2.7%
Expected life	5 years	5 years
Share price volatility	19.55%	20.05%

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at September 30, 2007

	As at September 30, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors — 2007	15,915	4,290	3,075	8,550

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

Compensation cost charged against income was $0.1 million for the nine months ended September 30, 2007 (2006 — $Nil).

(d) Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Nine Months Ended September 30, 2007
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	10,114,736	19.84
Granted	626,863	27.28
Exercised	(4,421,973)	21.79
Forfeited or expired	(92,244)	19.78
Outstanding options, end of period	6,227,382	20.53
Exercisable options, end of period	3,959,577	18.82

	Nine Months Ended September 30, 2007
Restricted share unit activity	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock, beginning of period	242,440	23.47
Granted	84,482	26.19
Vested and issued	(58,490)	24.97
Forfeited or expired	(3,075)	27.10
Unvested restricted stock, end of period (including vested RSUs not issued)	265,355	23.96
11.	Commitments and Contingencies

(a) Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2007 and December 31, 2006.

	As at September 30, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,470.0	$1,280.1
Assets held in single beneficiary trusts	52.6	51.4
Letters of credit issued under our revolving credit facilities (1)	132.6	231.7
Secured letters of credit (2)	339.1	233.6
Total	$1,994.3	$1,796.8
Total as % of cash and invested assets	34.5%	34.7%
(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of September 30, 2007, the Company had funds on deposit of $307.1 million and £48.6 million (December 31, 2006 — $171.2 million and £50.2 million) as collateral for the secured letters of credit.

(b) Operating leases

Amounts outstanding under operating leases as of September 30, 2007 were:

	2007	2008	2009	2010	2011	Later years	Total
	($ in millions)
Operating Lease Obligations	2.1	8.2	8.0	7.9	7.6	46.3	80.1

(c) Variable interest entities

As disclosed in Note 7, we have entered into a reinsurance agreement with Ajax Re that provide us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

The Company has determined that Ajax Re has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Ajax Re is not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2006, as well as the discussions of critical accounting policies, contained in our Financial Statements filed in our 2006 Annual Report on Form 10-K with the United States Securities and Exchange Commission.

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

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen Re and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen Re and Aspen Specialty and we provide marine, liability, energy, non-marine transport, aviation, professional liability insurance and specialty reinsurance worldwide principally through Aspen Re.

The most significant features of our results were:

•	Net income after tax of $117.2 million for the quarter ended September 30, 2007 increased by 23.4% compared to $95.0 million for the comparative quarter in 2006. For the nine months ended September 30, 2007 net income after tax increased by 36.8%;

•	The combined ratio for the third quarter of 2007 was 84.5% compared to 81.0% for the same quarter in 2006;

•	Diluted earnings per ordinary share after payment of preference share dividends of $1.21 for the quarter ended September 30, 2007 increased by 28.7% over the comparative quarter in 2006 and increased by 43.9% for the nine months of 2007 compared to the prior period in 2006;

•	Net investment income in the third quarter of 2007 increased by 53.1% to $72.4 million compared to the third quarter of 2006;

•	Net earned premium for the quarter decreased by 2.2% compared to the same period in 2006;

•	Tangible book value per ordinary share at September 30, 2007 was $26.46, an increase of 21.0% compared to $21.87 at September 30, 2006 (1); and

•	Diluted tangible book value per ordinary share at September 30, 2007 was $25.68, an increase of 19.9% compared to $21.41 at September 30, 2006 (1).

(1)	Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at September 30, 2007 and September 30, 2006 were:

	As at September 30, 2007	As at September 30, 2006
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,733.2	$2,314.7
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(222.9)
	$2,305.8	$2,083.6
Ordinary shares	87,145,828	95,260,798
Diluted ordinary shares	89,794,371	97,338,272

The following overview of our results for the three months ended September 30, 2007 and 2006 and of our financial condition at September 30, 2007 is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.    Total gross written premiums decreased by 18.4% in the third quarter of 2007 compared to 2006. The table below shows our gross written premiums for each segment for the three months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for such segment.

Business Segment	For the three months ended September 30, 2007		For the three months ended September 30, 2006
	($ in millions)	% increase /(decrease)	($ in millions)
Property reinsurance	$139.5	(30.8)%	$201.7
Casualty reinsurance	77.5	(19.8)	96.6
International insurance	129.0	4.5	123.5
U.S. insurance	27.5	(23.0)	35.7
Total	$373.5	(18.4)%	$457.5

We wrote less business in the third quarter than in the corresponding period of 2006 as a result of a number of factors: a less favorable pricing environment in some lines of business, in particular property catastrophe reinsurance, non-U.S. treaty casualty reinsurance, and U.K. commercial liability insurance; the re-positioning of our U.S. excess and surplus lines property insurance business and the timing of renewals in our structured property and casualty business. Gross written premiums in our casualty reinsurance segment were also impacted by a shift in strategic focus for our casualty facultative business which has lead to the relocation of this business from our Marlton, New Jersey office to Rocky Hill, Connecticut.

Reinsurance.    Total reinsurance ceded in the three months ended September 30, 2007 of $24.7 million was in line with the corresponding period in 2006. Our overall risk management strategy of reducing reliance on property retrocessional reinsurance in favor of managing our catastrophe risk tolerances by reducing gross exposures is continuing as evidenced in the ceded premium amounts for the nine months ended September 30, 2007 compared to the prior comparative period in 2006, but in the quarter we were able to take advantage of opportunities to purchase property cover for two wind seasons at favorable prices which has resulted in the increase in cost in the third quarter of 2007 over the comparative period.

Loss ratio.    We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended September 30, 2007 and 2006 were as follows:

Business Segment	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Property reinsurance	34.2%	45.5%
Casualty reinsurance	74.5%	63.9%
International insurance	51.3%	43.9%
U.S. insurance	39.6%	101.8%
Total Loss Ratio	52.4%	54.0%

The combination of limited catastrophe losses during the quarter ended September 30, 2007 and no significant reserve strengthening in the period has produced a meaningful favorable variance in the property reinsurance loss ratio. Casualty reinsurance has experienced worsening loss ratios due to rate pressures and a $5.6 million reduction in prior year reserve releases in the quarter. The international insurance segment has been impacted by an air crash in Brazil, however this has been partially offset by prior period reserve releases from the U.K. liability and aviation insurance lines. Within the U.S. insurance segment, U.S. property insurance has benefited from improved loss experience and U.S. casualty insurance has benefited from prior year releases.

Reserve releases.    The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three months ended September 30, 2007 and 2006, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Reserve releases ($ in millions)	$28.5	$12.4
% of net premiums earned	6.8%	2.9%

The increase in reserve releases compared to the third quarter of 2006 is due to a combination of a reduction in the level of reserve strengthening for property reinsurance from $14.8 million in 2006 to $0.7 million in 2007, accompanied by an increase in reserve releases from $19.9 million in 2006 to $24.1 million in 2007 for international insurance. U.K. liability insurance contributed $15.4 million and aviation insurance provided $6.5 million of the international insurance releases for the current period.

Further information relating to the movement of prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

Expense ratio.    We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2007 and 2006:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Policy acquisition expenses	18.1%	18.4%
Operating and administrative expenses	14.0%	8.6%
Expense ratio	32.1%	27.0%

The overall reduction in the policy acquisition ratio is driven by a reduced ratio for the property reinsurance segment more than compensating for commission increases in the casualty reinsurance and international insurance segments. The reduction in the acquisition ratio for property reinsurance is mainly due to a $22.7 million reduction in the earned reinsurance cost for the quarter compared to the same quarter in 2006. The movement was also impacted by changes in the mix of business from property reinsurance towards casualty reinsurance which attracts lower average commission rates.

Between the two periods we have experienced a $21.8 million increase in our operating and administrative expenses due to a $6.0 million rise in personnel costs resulting from increased bonus and long term incentive charges, $3.8 million of reorganization costs of our U.S. operations, $2.1 million increase in I.T. infrastructure costs associated with the upgrade of our underwriting systems, and $2.0 million increase in foreign exchange expense resulting from the weakening of the U.S. Dollar against the British Pound. The third quarter of 2006 also benefited from $2.4 million of accrual releases.

Investment income.    In the third quarter of 2007, we generated net investment income of $72.4 million (2006 — $47.3 million). The 53.1% increase in income was due to income from our investment in funds of hedge funds, increased book yields on our fixed interest portfolio and a $956.0 million increase in cash and invested assets between September 30, 2006 and September 30, 2007 as a result of positive operating cash flow.

Change in fair value of derivatives.    In the three months ended September 30, 2007 we recorded a reduction of $0.8 million (2006 — $7.0 million) in the estimated fair value of our catastrophe swap and a reduction of $1.9 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 7 to the financial statements.

Other revenues and expenses.    Other revenues and expenses in the three months ended September 30, 2007 included $9.2 million of foreign currency exchange gains (2006 — $2.5 million gain) and $1.9 million of realized investment losses (2006 — $1.0 million loss). The increase in foreign currency exchange gains in the period is primarily due to the increase in value of our Euro and Canadian Dollar denominated assets when converted into U.S. Dollars. The U.S. Dollar has weakened against both the Euro and Canadian Dollar in the period. The investment losses in 2007 are the result of transactions intended to re-position components of our fixed interest portfolio and to increase investment income in future periods. Interest payable was $4.2 million in the three months ended September 30, 2007 (2006 — $4.6 million).

Taxes.    We have estimated that the average effective rate of tax for the year ended December 31, 2007 is 15.0% (2006 — 20.0%). This is subject to revision in future periods if circumstances change and in particular, depending on the claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero.

Dividends.    Beginning in the first quarter of 2005, we increased our quarterly dividends from $0.03 to $0.15 per ordinary share, and we paid such dividends on our outstanding shares in each quarter of 2005, notwithstanding our losses from the 2005 hurricanes. This quarterly dividend was maintained at $0.15 per ordinary share throughout 2006 and the first three quarters of 2007.

Dividends paid on our preference shares in the three months ended September 30, 2007 were $6.9 million (2006 — $3.2 million). The increase between 2006 and 2007 was due to the issuance of 8,000,000 preference shares in December 2006 which pay a dividend of $3.7 million per quarter.

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased by $142.2 million to $2,733.2 million for the three months ended September 30, 2007. The most significant movements were:

•	net income after tax for the period of $117.2 million;

•	dividend payments to ordinary and preference shareholders totaling $20.2 million;

•	increase in unrealized gains in foreign currency translation accounted for as Other Comprehensive Income of $29.7 million; and

•	reduction in unrealized losses on investments of $56.1 million.

As at September 30, 2007 total ordinary shareholders’ equity was $2,314.0 million compared to $1,970.1 million at December 31, 2006. The remainder of our total shareholders’ equity, as at

September 30, 2007, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million net of share issuance costs (December 31, 2006 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.5 million were the only material debt that we had outstanding as of September 30, 2007 and December 31, 2006.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2007, this ratio was 8.4% (December 31, 2006 — 9.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 22.4% as of September 30, 2007 (December 31, 2006 — 25.3%).

Capital Management.    On September 28, 2007 we entered into an accelerated share repurchase with Goldman Sachs to repurchase $50.0 million of our ordinary shares representing approximately 2% of the Company’s market capitalization. The share repurchase transaction brings the total cumulative repurchase amount to approximately $250 million, being part of the $300 million share repurchase program authorized by the Company’s Board of Directors as announced on November 8, 2006. The share repurchase of $50 million was funded from available cash on hand.

Liquidity.    Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at September 30, 2007, Aspen Holdings held $62.5 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At September 30, 2007, our subsidiaries held $504.7 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2007 and for the foreseeable future.

As of September 30, 2007, we had in issue $377.1 million and £46.2 million in letters of credit to cedants, for which $307.1 million and £48.6 million were held as collateral for the secured letters of credit. Our reinsurance receivables decreased by 32.6% from $468.3 million at December 31, 2006 to $315.8 million at September 30, 2007, mainly as a result of further amounts received from our reinsurers in respect of 2004 and 2005 hurricane claims.

Outlook and Trends

The following is a summary of our observations on current market rates, trends and conditions.

Overall.    In summary, overall rates are continuing to trend downwards but there are significant variations by line of business. Rating pressure in some of the lines we write, such as U.K. commercial property and U.K. employers’ and public liability is particularly acute. Therefore, we have written less new business and accepted reduced retention rates on renewals in order to preserve underwriting margins and return on capital.

Property Reinsurance.    In this segment, overall rates have remained flat on business we renewed this year, although rates have trended downwards from the record highs achieved in July 2006. In our catastrophe treaty book, rates increased marginally on average with respect to 2007 renewal business. However, the trend in property catastrophe pricing is downwards. Our pro rata treaty business has seen slight average rate declines in 2007. In our risk excess treaty business, renewal rates have also decreased, with some pressure on terms and conditions. Within property reinsurance as a whole, terms and conditions have remained stable to date. However, in the underlying primary policies we protect there has been some erosion in terms and conditions.

Casualty Reinsurance.    Overall in this segment prices have decreased slightly. In our international casualty reinsurance account, rates have declined moderately reflecting lower pricing in the insurance markets and we anticipate further rating pressure in 2008. In U.S. casualty reinsurance, we recorded a similar reduction on our book. Overall, downward pressure on rates is increasing.

International Insurance.    In this segment, we have seen rates decrease marginally on average on renewal business, although this varies widely by line of business. In our energy physical damage account, average renewal pricing declined moderately year to date reflecting minimal loss activity. Marine liability insurance experienced a more significant increase in average rates due to a combination of market factors and past loss activity on some contracts, although we do anticipate some reductions in the coming months. We recorded a moderate increase on our marine hull account as a consequence of the increased frequency of losses in this line of business. Rates for aviation insurance have also decreased moderately. However, there are some encouraging signs in the aviation market. U.K. employers’ and public liability have seen the largest reduction in rates due to increased competition and we have written 25% less premium in these lines as a result. We have also seen moderate average rate declines this year on our U.K. commercial property account and our specialty reinsurance account.

U.S. Insurance.    In this segment, the market is seeing significant reductions in the excess and surplus lines property and casualty lines of business. Our renewal business however is faring much better. By leveraging our producer and client connections and by careful risk selection, rate reductions have been marginal in our property account and moderate in our casualty account.

Recent Developments

On October 10, 2007, we announced that we will enter the global excess casualty insurance market which will be written through a Dublin branch of Aspen Insurance UK Limited. A notification has been made to the U.K. Financial Services Authority to establish a branch in Dublin. We will focus on construction and global risk managed programs. The underwriting unit will be headed by Bob Patten who has more than 15 years of experience underwriting excess casualty.

Mr. Liaquat Ahamed was appointed to our Board of Directors on October 31, 2007. He is a member of our Board’s Investment Committee and Risk Committee. Mr. Ahamed has a background in investment management with leadership roles that include heading the World Bank’s investment division, and Chief Executive Officer of Fischer Francis Trees & Watts, Inc., a subsidiary of BNP Paribas specializing in institutional single and multi-currency fixed income investment portfolios. He is currently an adviser to the Rock Creek Group, an investment firm based in Washington D.C., a Board Member of the Rohatyn Group, and a member of the Board of Trustees at the Brookings Institution.

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

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2007 and 2006 starting with a discussion of segmental results and then summarizing our consolidated results under ‘‘Total Income Statement — Third quarter’’ below.

Underwriting Results by Operating Segments

As a result of a shift in the Company’s operating structure and the implementation of a number of strategic initiatives in 2007, the Company changed the composition of its business segments to reflect the manner in which the business is managed. The Company is currently organized into four business segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. These segments form the basis of how we monitor the performance of our operations.

The property and casualty insurance segment previously comprised U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde, as head of U.S. insurance, and Matthew Yeldham, as head of international insurance, we have now redesignated U.S. property and casualty insurance business as a separate segment. The U.K. commercial property and liability insurance business now forms part of our international insurance segment which also consists of marine hull, energy and liability, aviation, professional liability insurance and non-marine transport lines of business as well as specialty reinsurance. We have also re-allocated our international property facultative business, previously part of our property and casualty insurance segment, to the property reinsurance segment.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended September 30, 2007 and 2006.

The contributions of each segment to gross written premiums in the three months ended September 30, 2007 and 2006 were as follows:

	Gross written premiums
Business Segment	For the three months ended September 30, 2007	For the three months ended September 30, 2006
	% of total gross written premiums
Property reinsurance	37.4%	44.1%
Casualty reinsurance	20.7%	21.1%
International insurance	34.5%	27.0%
U.S. insurance	7.4%	7.8%
Total	100.0%	100.0%

	Gross written premiums
Business Segment	For the three months ended September 30, 2007	For the three months ended September 30, 2006
	($ in millions)
Property reinsurance	$139.5	$201.7
Casualty reinsurance	77.5	96.6
International insurance	129.0	123.5
U.S. insurance	27.5	35.7
Total	$373.5	$457.5

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also have a small proportion of property facultative risks. We have written no significant retrocession business in this quarter. We also write some structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates.

In the third quarter of 2006, we also opened a branch office of Aspen Re in Paris which writes property facultative business in continental Europe. We have recently established a branch of Aspen Re in Zurich which will focus on property and casualty reinsurance in Europe.

Gross written premiums.    Gross written premiums for our property reinsurance segment decreased by 30.8% compared to the three months ended September 30, 2006. This reduction reflects changes in the timing of the renewals this year versus last year, softening markets, increased competition, and the non-renewal of a number of accounts that no longer meet our internal profitability requirements.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended September 30, 2007		For the three months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$60.1	(39.7)%	$99.7
Treaty risk excess	35.7	(36.0)	55.8
Treaty pro rata	34.1	5.9	32.2
Property facultative	9.6	(31.4)	14.0
Total	$139.5	(30.8)%	$201.7

Losses and loss adjustment expenses.    The net loss ratio for the three months ended September 30, 2007 was 34.2% compared to 45.5% in 2006. Although the loss ratio in 2007 was impacted by $3.3 million for the July U.K. floods this has been more than offset by the lack of major catastrophic events during the quarter, in addition to lower charges in the quarter for ceded earned premiums. Ceded earned premiums have decreased from $47.6 million for the three months ended September 30, 2006 to $24.9 million for the three months ended September 30, 2007 which had a positive impact on net earned premiums. Excluding the impact of reinsurance ceded on earned premium, the gross loss ratio has decreased from 44.9% in 2006 to 26.4% in 2007 due primarily to a $14.1 million reduction in reserve strengthening between 2006 and 2007 and a reduction in loss ratios for pro rata business. The reduction has been partially offset by the impact of the U.K. floods.

Policy acquisition, operating and administrative expenses.    Total expenses were $43.7 million for the three months ended September 30, 2007 equivalent to 34.9% of net premiums earned (2006 — 32.3%). Policy acquisition expenses have decreased from $32.3 million in 2006 to $25.4 million for the third quarter in 2007, mainly as a result of the reduction in written premium for the period. The increase in the operating and administrative expenses to $18.3 million from $9.3 million for the comparative period in 2006 is attributable to increases in personnel costs associated with increased bonus accruals and long term incentive charges, costs associated with the establishment of our Zurich branch, increased I.T. infrastructure costs associated with enhancements to our underwriting system and the weakening of the U.S. Dollar against the British Pound.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers’ liability, professional indemnity and other third party liabilities. It is written in respect of cedants located mainly in the United States, the United Kingdom, Europe and Australia. We also write some structured reinsurance contracts out of Aspen Bermuda.

Gross written premiums.    The 19.8% decrease in gross written premiums for the segment was due mainly to the timing of inceptions for our structured business, the impact of rate reductions and a strategic shift in our casualty facultative business which resulted in the closure of our Marlton, New Jersey office and relocation to our offices in Rocky Hill, Connecticut, impacting such business in the short-term. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended September 30, 2007		For the three months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty	$53.5	(4.1)%	$55.8
Non-U.S. treaty	20.5	(31.4)	29.9
Casualty facultative	3.5	(67.9)	10.9
Total	$77.5	(19.8)%	$96.6

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by $10.2 million in the quarter compared to the equivalent period in 2006. The increase was primarily due to a smaller reserve release of $1.6 million in the quarter, whereas the comparative period benefited from a reserve release of $7.2 million and some unfavorable loss experience in the period. Prior year reserve releases are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $33.6 million for the three months ended September 30, 2007 equivalent to 27.2% of net premiums earned (2006 — 21.5%). Policy acquisition expenses of $19.8 million have remained broadly consistent with those for the comparative period in 2006. Operating and administrative expenses have increased to $13.8 million from $8.1 million for the three months ended September 30, 2006. The increase in operating and administrative expenses is mainly due to the increase in personnel costs associated with increased bonus accruals and long term incentive charges, increased I.T. infrastructure costs associated with enhancements to our underwriting system and the weakening of the U.S. Dollar against the British Pound.

International Insurance

Our international insurance segment mainly comprises marine hull, liability, energy, non-marine transport, aviation, professional liability, U.K. commercial property and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

Gross written premiums.    Energy premiums have increased as a result of an underlying increase in insured values and the increased contribution from construction business. The increase in premium for the marine hull account has resulted from increased participation on a large contract that renewed during the quarter. Aviation has been better than expected due to an increase in the deductible and war accounts which offset other accounts facing rate pressures. The increase in premium for the specialty reinsurance business line is due to the timing of premium recognition for proportional treaty policies which are biased more towards the end of the year. Marine and specialty liability insurance premiums have decreased as a result of prior year premium adjustments. Similarly, increased competition and softening rates in U.K. commercial liability have resulted in premiums reductions and the loss of some contracts.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the three months ended September 30, 2007		For the three months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$13.8	(39.2)%	$22.7
Energy property insurance	21.3	22.4	17.4
Marine hull	11.2	47.4	7.6
Aviation insurance	23.7	11.3	21.3
Specialty reinsurance	16.1	85.1	8.7
U.K. commercial property	16.0	42.9	11.2
U.K. commercial liability	26.9	(22.3)	34.6
Total	$129.0	4.5%	$123.5

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 51.3% of net premiums earned for the three months ended September 30, 2007 compared to 43.9% in 2006. The current period has been adversely affected by an aviation loss of $10.1 million, including reinstatement premiums, of which $6.6 million was attributable to aviation insurance and $3.5 million to specialty reinsurance as well as a provision of $4.0 million for the July U.K. flood losses, but has benefited from favorable prior period reserve releases of $24.1 million. The comparative period benefited from a reserve release of $19.9 million, $7.4 million of which was attributable to specialty reinsurance. Prior year reserve releases are further discussed under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    The acquisition expense ratio for this segment increased by 3.1 percentage points overall after additional profit commission accruals totaling $2.5 million were incurred during the quarter as a result of reduced loss ratios, particularly in the energy account. The increase in operating and administrative expenses to $17.2 million in the third quarter of 2007 from $14.4 million for the comparative period in 2006 is attributed to increases in personnel costs associated with increased bonus accruals and long term incentive charges and this segment’s greater share of expenses due to lower earned premiums in other segments.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.    Gross written premiums decreased by 23.0% compared to 2006 due primarily to the repositioning of our U.S. commercial property account and the non-renewal of a number of poorly performing contracts. The U.S. casualty account is experiencing some rate pressure but we have been able to maintain premium levels while obtaining price adequacy.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended September 30, 2007		For the three months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. property	$7.9	(55.6)%	$17.8
U.S. casualty	19.6	9.5	17.9
Total	$27.5	(23.0)%	$35.7

Losses and loss adjustment expenses.    Losses for the period have decreased by $18.1 million when compared to the prior period primarily due to significantly better loss experience for the commercial property account which suffered a number of fire related losses in 2006, and a $3.4 million increase in the prior year reserve release in 2007 compared to 2006.

Policy acquisition, operating and administrative expenses.    Policy acquisition expenses have decreased to $4.5 million from $5.5 million for the equivalent period in 2006 due to a change in business mix. Operating and administrative expense have increased from $5.0 million in 2006 to $9.3 million in 2007 due primarily to $3.8 million of reorganization costs associated with our U.S. operations.

Total Income Statement — Third quarter

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    We wrote less business in the third quarter than in the corresponding period of 2006 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as property catastrophe reinsurance, property treaty risk excess reinsurance and U.K. commercial liability insurance classes, as well as the re-positioning of our U.S. surplus lines property insurance business and our casualty reinsurance facultative account. This was partially offset by increases in premiums from the property pro rata reinsurance and energy insurance lines of business.

Reinsurance ceded.    Our reinsurance spend of $24.7 million is broadly consistent with the third quarter of 2006, although the underlying protections have changed as a result of opportunities taken during the period to purchase property covers at favorable prices for two wind seasons. In 2006 significantly more reinsurance was purchased, however, as a result of the timing of the purchase, a similar impact on earnings was produced in the third quarter of 2007.

Gross premiums earned.    Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the third quarter of 2007 decreased by 7.9% compared to the third quarter of 2006 primarily as a result of the reduction in business written in the property and casualty reinsurance segments.

Net premiums earned.    Net premiums earned have decreased by 2.2% in 2007 compared to 2006. Although gross earned premiums have decreased by 7.9% for the same period, ceded earned premiums have decreased by 36.5% as a result of our reduced reliance on retrocession.

Losses and loss adjustment expenses.    In the third quarter of 2007 we suffered a $10.1 million aviation loss in Brazil ($6.6 million — aviation insurance; $3.5 million — specialty reinsurance). In comparison, in the third quarter of 2006, we suffered a U.K. commercial property account fire loss of $11.4 million, net of reinsurance, and a factory fire loss of $8.8 million on our property reinsurance account. Further information relating to movements in prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

Losses and loss adjustment expenses represented 52.4% of our net earned premiums for the three months ended September 30, 2007. The 1.6 percentage point reduction in the loss ratio over the comparative period in 2006 is due largely to a combination of limited catastrophic losses in the current period and an increase in prior year reserve releases from $12.4 million in the third quarter of 2006 to $28.5 million in the third quarter 2007. Further information relating to movements in prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

The underlying changes in accident year loss ratios by segment are shown in the following table:

For the three months ended September 30, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	34.2%	(0.5)%	33.7%
Casualty reinsurance	74.5%	1.3%	75.8%
International insurance	51.3%	16.4%	67.7%
U.S. insurance	39.6%	14.6%	54.2%
Total	52.4%	6.8%	59.2%

For the three months ended September 30, 2006	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	45.5%	(11.5)%	34.0%
Casualty reinsurance	63.9%	5.6%	69.5%
International insurance	43.9%	13.7%	57.6%
U.S. insurance	101.8%	0.4%	102.2%
Total	54.0%	2.9%	56.9%

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2007 and 2006. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended September 30, 2007	For the three months ended September 30, 2006
Policy acquisition expenses	16.1%	15.4%
Operating and administrative expenses	12.4%	7.1%
Gross expense ratio	28.5%	22.5%
Effect of reinsurance	3.6%	4.4%
Total net expense ratio	32.1%	26.9%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended September 30, 2007 and 2006 are shown in the following table:

	For the three months ended September 30, 2007					For the three months ended September 30, 2006
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
Policy acquisition expense ratio	16.9	15.8	16.1	13.6	16.1	18.3	14.8	13.0	13.9	15.4
Operating and administrative expense ratio	12.2	11.0	10.5	28.0	12.4	5.3	6.1	8.7	12.6	7.2
Gross expense ratio	29.1	26.8	26.6	41.6	28.5	23.6	20.9	21.7	26.5	22.6
Effect of reinsurance	5.8	0.4	3.1	16.1	3.6	8.7	0.6	3.1	12.3	4.4
Total net expense ratio	34.9	27.2	29.7	57.7	32.1	32.3	21.5	24.8	38.8	27.0

The policy acquisition ratio, gross of the effect of reinsurance, has increased to 16.1% for the three months ended September 30, 2007 from 15.4% for the comparative period in 2006. The increase is driven mainly by the increase in profit commissions for the casualty reinsurance and international insurance segments. The reduction in the acquisition ratio for property reinsurance is mainly due to a $22.7 million reduction in the earned reinsurance cost for the quarter compared to the same quarter in 2006. The movement was also impacted by changes in the mix of business from property reinsurance towards international insurance which attracts lower average commission rates.

Between the two periods we have experienced a $21.8 million increase in our operating and administrative expenses due to a $6.0 million rise in personnel costs resulting from increased bonus and long term incentive charges, $3.8 million of reorganization costs in relation to our U.S. operations, $2.1 million increase in I.T. infrastructure costs associated with the upgrade of our underwriting systems, and $2.0 million increase in foreign exchange expense resulting from the weakening of the U.S. Dollar against the British Pound. The third quarter of 2006 also benefited from a $2.4 million of accrual releases.

Net investment income.    Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. In the third quarter of 2007, we generated net investment income of $72.4 million (2006 — $47.3 million). The $25.1 million increase in investment income was due to gains from our investment in funds of hedge funds of $7.9 million, higher book yields on our fixed income portfolio and a $956.0 million increase in cash and invested assets between September 30, 2006 and September 30, 2007 as a result of positive operating cash flow. During the quarter the book yield on our fixed income portfolio increased 14 basis points from 4.94% to 5.08% and the portfolio duration decreased marginally from 3.59 years to 3.46 years.

Change in fair value of derivatives.    In the three months ended September 30, 2007, we recorded an increase of $0.8 million (2006 — $7.0 million) in the estimated fair value of our catastrophe swap and a reduction of $1.9 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 7 to the financial statements.

Income before tax.    In the third quarter of 2007, income before tax was $137.9 million and is comprised of $65.1 million of underwriting profit, $72.4 million in net investment income, $7.3 million of net exchange and investment gains/(losses), $4.2 million of interest payable and $2.7 million of other expenses. In the third quarter of 2006, income before tax was $118.7million and comprised $81.6 million of underwriting profit, $47.3 million in net investment income, $1.5 million of net exchange and investment gains/(losses), $4.6 million of interest payable and $7.1 million of other expenses. Our lower underwriting profit in the quarter compared to the prior period was mainly due to lower gross written premium in the quarter partially offset by lower losses. As discussed above, the significant increase in investment income was the biggest contribution to our net income for the quarter.

Income tax expense.    Income tax expense for the three months ended September 30, 2007 was $20.7 million. Our consolidated tax rate for the three months ended September 30, 2007 was 15.0% (2006 — 20.0%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2007. As discussed in the ‘‘Overview’’ above, the effective tax rate may be subject to revision.

Net income after tax.    Net income after tax for the three months ended September 30, 2007 was $117.2 million, equivalent to $1.24 earnings per basic ordinary share adjusted for the $6.9 million preference share dividends and $1.21 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended September 30, 2007. The net income for the three months ended September 30, 2006 was $95.0 million equivalent to earnings per ordinary share of $0.96 and fully diluted earnings per share of $0.94.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2007 and 2006 starting with a discussion of segmental results and then summarizing our consolidated results for such period under ‘‘Total Income Statement — Nine Months Ended September 30, 2007’’ below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the nine months ended September 30, 2007 and 2006.

The contributions of each segment to gross written premiums in the nine months ended September 30, 2007 and 2006 were as follows:

	Gross written premiums
Business Segment	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	(% of total gross written premiums)
Property reinsurance	34.5%	34.1%
Casualty reinsurance	25.1%	26.3%
International insurance	33.9%	32.4%
U.S. insurance	6.5%	7.2%
Total	100.0%	100.0%
	($ in millions)
Property reinsurance	$521.9	$565.1
Casualty reinsurance	380.2	435.8
International insurance	513.2	538.6
U.S. insurance	98.2	119.1
Total	$1,513.5	$1,658.6

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also write international property facultative risks and in the third quarter of 2006, we opened a branch office of Aspen Re in Paris which writes property facultative business in continental Europe. We have recently established a branch of Aspen Re in Zurich which will focus on property and casualty reinsurance in Europe. We also write some structured reinsurance contracts out of Aspen Bermuda.

Gross written premiums.    Gross written premiums for our property reinsurance segment decreased by 7.6% compared to the nine months ended September 30, 2006. This decrease was principally due to softening rates in particular in our risk excess line of business, and unfavorable pricing and market conditions and the non-renewal of several large contracts which did not meet our pricing conditions.

The tables below show our gross written premiums for each line of business for the nine months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$263.9	(9.4)%	$291.4
Treaty risk excess	125.3	(20.0)	156.6
Treaty pro rata	105.2	13.0	93.1
Property facultative	27.5	14.6	24.0
Total	$521.9	(7.6)%	$565.1

Losses and loss adjustment expenses.    The net loss ratio for the nine months ended September 30, 2007 was 40.4% compared to 41.6% in 2006. The net loss ratio in 2007 benefited from significantly lower charges in the period for ceded reinsurance premiums earned which decreased by 70.7% over the comparative period. Excluding the impact of reinsurance, the gross loss ratio has increased from 30.7% in 2006 to 36.9% in 2007. The increase in 2007 was primarily due to the impact from $23.8 million of losses associated with winter storm Kyrill and $17.0 million of losses from the June U.K. floods compared to no large losses in 2006. Prior period reserves were strengthened by $9.6 million in 2007 compared to $33.5 million of reserve strengthening in 2006. The reserve strengthening in 2006 was attributable to adverse development of the 2005 Hurricanes.

Policy acquisition, operating and administrative expenses.    Total expenses were $133.5 million for the nine months ended September 30, 2007 equivalent to 31.5% of net premiums earned (2006 — 37.4%). The decrease in the expense ratio is attributable to the reduction in earned reinsurance premiums referred to above which increases net earned premium, the denominator of the expense ratio calculation. The decrease of $20.4 million in policy acquisition expenses over the comparative period reflects the reduction in gross earned premium and generally lower commission rates for risk and pro rata business.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers’ liability, professional indemnity and other third party liabilities. It is written in respect of cedants located mainly in the United States, the United Kingdom, Europe and Australia. We also write some structured reinsurance contracts out of Aspen Bermuda.

Gross written premiums.    The 12.8% reduction in gross written premiums for the segment was due to a general reduction in premium rates, the reorganization of our casualty facultative business and downward revisions on estimated premiums on prior year premium estimates for a number of U.S. and international casualty treaties based on updated information received from cedants. The closure of our Marlton, New Jersey office and relocation to our Rocky Hill, Connecticut office has impacted our casualty facultative premiums in the short-term. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty	$220.8	(12.9)%	$253.4
Non-U.S. treaty	154.0	(2.0)	157.2
Casualty facultative	5.4	(78.6)	25.2
Total	$380.2	(12.8)%	$435.8

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by $34.3 million compared to the equivalent period in 2006. The increase is primarily due to a reserve release in the period of $19.0 million compared to a reserve release of $54.2 million for the comparative period. Prior year reserve movements are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $90.2 million for the nine months ended September 30, 2007 equivalent to 25.3% of net premiums earned (2006 — 25.0%). Policy acquisition expenses have reduced mainly as a result of the change in business mix. The increase in operating and administrative expenses is attributed mainly to the increase in personnel costs associated with increased bonus accruals and long term incentive charges, increased I.T. infrastructure costs associated with enhancements to our underwriting system, costs associated with the closure of our Marlton, New Jersey office and the weakening of the U.S. Dollar against the British Pound.

International insurance

Our international insurance segment mainly comprises marine hull, liability and energy, non-marine transport, aviation, professional liability, U.K. commercial property, U.K. commercial liability insurance and specialty reinsurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

Gross written premiums.    The increase in energy property insurance written premium in the period is mainly due to contracts renewing earlier in 2007 than in 2006, insured value increasing and increased contribution from construction business initially written in 2006. In addition property valuations have increased for energy risks and this has increased premiums. Specialty reinsurance renewals were better than the prior year with rates and lines holding up well. In the aviation line, there were differences in the timing of premium recognition between 2007 and 2006 as well as an underlying downward trend in rates. U.K. commercial liability has suffered from rate reductions which resulted in the non-renewal of several larger contracts.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$108.5	1.7%	$106.6
Energy property insurance	94.5	13.8	83.0
Marine hull	45.9	0.2	45.8
Aviation insurance	61.2	(24.2)	80.7
Specialty reinsurance	87.4	4.3	83.8
U.K. commercial property	42.3	(1.4)	42.9
U.K. commercial liability	73.4	(23.4)	95.8
Total	$513.2	(4.7)%	538.6

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 56.1% of net premiums earned for the nine months ended September 30, 2007. The 2.7 percentage point decrease in the loss ratio over the comparative period in 2006 was due largely to $60.0 million of prior period reserve releases compared to $36.1 million of releases for the same period in 2006. In 2007, the most significant losses included a $14.0 million loss following a shipping collision, and a $10.1 million loss, net of reinsurance and including reinstatement premiums, from an air crash in Brazil. The most significant loss in 2006 was $11.7 million factory fire.

Policy acquisition, operating and administrative expenses.    The acquisition expense ratio for this segment increased by 1.0 percentage point compared to the prior period due largely to the mix of business and profit commission accruals related to the lower loss ratios, particularly in the energy class of business.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.    Gross written premiums decreased by 17.5% compared to 2006 due to the non-renewal of a number of poorly performing property contracts, the repositioning of our property book and the impact of downward rating pressures.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2007 and 2006, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. property	34.3	(38.6)%	55.9
U.S. casualty	63.9	1.1	63.2
Total	$98.2	(17.5)%	$119.1

Losses and loss adjustment expenses.    Losses for the period decreased by 19.1% when compared to the comparative period. The reduction was primarily due to the 2006 period suffering from a significant number of fire related losses compared to more favorable experience in 2007. Prior year reserve releases have also increased from $1.3 million in 2006 to $3.5 million in 2007, which improved the loss ratio in this segment.

Policy acquisition, operating and administrative expenses.    Acquisition costs have remained consistent with those for the same period in 2006. Operating and administrative expenses have however increased by $7.2 million over the same period in 2006 due to the additional costs associated with the reorganization of the business.

Total Income Statement — Nine Months Ended September 30, 2007

Our total income statement consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    The overall change in gross written premiums between the nine months ended September 30, 2007 and 2006 were as follows:

	Gross written premiums
Business Segment	For the nine months ended September 30, 2007		For the nine months ended September 30, 2006
	($ in millions)	% increase/(decrease)	($ in millions)
Property reinsurance	$521.9	(7.6)%	$565.1
Casualty reinsurance	380.2	(12.8)	435.8
International insurance	513.2	(4.8)	538.6
U.S. insurance	98.2	(17.5)	119.1
Total	$1,513.5	(8.7)%	$1,658.6

We wrote less business in the period than in the corresponding period of 2006 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as property catastrophe reinsurance, property treaty risk excess reinsurance, aviation and U.K. commercial liability insurance classes, and the re-positioning of our U.S. casualty facultative and U.S. surplus lines property insurance business. This was partially offset by increases in premiums from the property pro rata reinsurance and energy insurance lines of business.

Reinsurance ceded.    Reinsurance spend decreased by 30.0% in 2007 principally as a result of our strategy of reducing reliance on property retrocessional reinsurance in favor of managing our catastrophe risk tolerances by cutting gross exposures instead of exporting risk to reinsurers. This reduced reinsurance spend across the segments from $273.1 million in 2006 to $191.1 million in 2007.

Gross premiums earned.    Gross premiums earned for the nine months ended September 30, 2007 decreased by 5.7% compared to the same period in 2006 due to a reduction in the contribution to earnings from the prior underwriting year and the reduction in business written in property and casualty reinsurance and U.S. insurance segments mainly due to rate pressures.

Net premiums earned.    Net premiums earned increased by 3.9% in 2007 compared to 2006 due to the reduction in reinsurance ceded in the period being more significant than the gross earned premium reduction.

Insurance losses and loss adjustment expenses.    In the nine months of 2007 we suffered a $27.1 million loss from Winter storm Kyrill, a $22.6 million loss associated with the June U.K. floods, a $14.0 million marine loss resulting from a shipping collision, and a $10.1 million Brazilian aviation loss, net of reinsurance and including reinstatement premiums ($6.6 million — aviation insurance; $3.5 million — specialty reinsurance). In comparison, in the nine months ended September 30, 2006 we suffered a U.K. commercial property account fire loss of $11.4 million, net of reinsurance and a property reinsurance factory fire loss of $8.8 million. Further information relating to movements in prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

Losses and loss adjustment expenses represented 54.8% of our net earned premiums for the nine months ended September 30, 2007 compared to 54.6% for the same period in 2006. Although we suffered larger losses in 2007, the 2007 loss ratio has benefited from reserve releases of $72.9 million compared to $58.1 million in the nine months ended September 30, 2006. Prior year reserve movements are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

The underlying changes in accident year loss ratios by segment are shown in the following table:

For the nine months ended September 30, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	40.4%	(2.3)%	38.1%
Casualty reinsurance	68.7%	5.3%	74.1%
International insurance	56.1%	13.3%	69.4%
U.S. insurance	61.9%	4.2%	66.1%
Total	54.8%	5.6%	60.4%

For the nine months ended September 30, 2006	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	41.6%	(8.9)%	32.7%
Casualty reinsurance	57.6%	14.9%	72.5%
International insurance	58.8%	8.2%	67.0%
U.S. insurance	79.6%	1.7%	81.3%
Total	54.6%	4.6%	59.2%

Expenses.    We use the gross expense ratio to measure the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the nine months ended September 30, 2007 and 2006. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

Expense Ratios	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Policy acquisition expenses	16.5%	16.9%
Operating and administrative expenses	10.4%	7.8%
Gross expense ratio	26.9%	24.7%
Effect of reinsurance	2.4%	5.0%
Total net expense ratio	29.3%	29.7%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the nine months ended September 30, 2007 and 2006 are shown in the following table:

	For the nine months ended September 30, 2007					For the nine months ended September 30, 2006
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
Policy acquisition expense ratio	18.1	15.5	16.1	14.4	16.5	20.3	16.7	14.4	12.8	16.9
Operating and administrative expense ratio	10.7	9.3	9.1	18.6	10.4	7.2	7.6	7.9	10.8	7.8
Gross expense ratio	28.8	24.8	25.2	33.0	26.9	27.5	24.3	22.3	23.6	24.7
Effect of reinsurance	2.7	0.5	2.7	9.7	2..4	9.9	0.7	3.6	10.9	5.0
Total net expense ratio	31.5	25.3	27.9	42.7	29.3	37.4	25.0	25.9	34.5	29.7

The small reduction in acquisition expense ratios between periods is due to changes in the mix of business from property reinsurance towards international insurance which attracts lower average commission rates. The increase in the operating expense ratio is attributable to increases in personnel costs resulting from our performance during the period, increased operating expenses following the reorganization of our U.S. operations, increased IT spend and the weakening of the U.S. Dollar against the British Pound. The most significant impact on our decrease in expense ratio compared to the prior period was the significant reduction in reinsurance purchase.

Net investment income.    Net investment income consists primarily of interest on fixed income securities and is stated after deduction of expenses relating to the management of our investments. Total net investment income increased by 54.3% in the nine months ended September 30, 2007 compared to the equivalent period in 2006. The increases have been driven by rising interest rates, changes in our fixed income sector allocation and gains from investment in funds of hedge funds which have translated into higher book yields, in addition to increases in our total cash and investment balances. The total investment income for the period included $32.6 million gains from funds of hedge funds. We made our first investment in funds of hedge funds of $150 million on April 1, 2006, another $150 million on February 1, 2007 and a further $150 million on June 1, 2007. Our total allocation to alternative investments is currently 8.5% of our total portfolio. During the period December 31, 2006 to September 30, 2007 the book yield on our fixed income portfolio increased 56 basis points from 4.52% to 5.08% and the portfolio duration increased from 3.00 years to 3.46 years.

Change in fair value of derivatives.    In the nine months ended September 30, 2007, we recorded a reduction of $2.4 million (2006 — $8.6 million) in the estimated fair value of our catastrophe swap and a reduction of $5.7 million (2006 — $Nil) in the estimated fair value of our credit insurance contract. Further information on these contracts can be found in Note 7 to the financial statements.

Income before tax.    In the nine months ended September 30, 2007, income before tax was $416.2 million and comprised $208.0 million of underwriting profit, $218.7 million in net investment income, $10.4 million of net exchange and investment gains/(losses), $12.8 million of interest payable and $8.1 million of other expenses. Both underwriting profit and investment income are contributing meaningfully to our results. In the equivalent period of 2006, income before tax was $323.2 million and comprised $199.3 million of underwriting profit, $141.7 million in net investment income, $4.3 million of net exchange and investment gains/(losses), $12.5 million of interest payable and $9.6 million of other expenses.

Income tax expense.    Income tax expense for the nine months ended September 30, 2007 was $62.4 million. Our consolidated tax rate for the nine months ended September 30, 2007 was 15.0% (2006 — 20.0%). As required by FAS 109 and APB 28, this is an estimate of the tax rate which will apply to our pre-tax income for 2007 and anticipates that a greater proportion of our profits for the year will accrue from our Bermudian operations. This estimate could change materially in the event of major losses reducing the income of our Bermudian operations.

Net income after tax.    Net income after tax for the nine months ended September 30, 2007 was $353.8 million, which after deducting the $20.8 million preference share dividend, is equivalent to $3.77 earnings per basic ordinary share and $3.67 fully diluted earnings per ordinary share. Earnings per share calculations use the weighted average number of ordinary shares in issue during the period. The net income for the nine months ended September 30, 2006 was $258.6 million equivalent to earnings per ordinary share of $2.61 and diluted earnings per share of $2.55.

Reserves for Losses and Loss Expenses

As of September 30, 2007, we had total net loss and loss adjustment expense reserves of $2,647.2 million (December 31, 2006 — $2,351.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,963.0 million at the balance sheet date of September 30, 2007, a total of $1,622.7 million or 54.8% represented IBNR claims (December 31, 2006 — $2,820.0 million and 48.7%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at September 30, 2007
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property reinsurance	$569.7	$(89.7)	$480.0
Casualty reinsurance	1,215.9	(14.0)	1,201.9
International insurance	1,046.0	(136.3)	909.7
U.S. insurance	131.4	(75.8)	55.6
Total losses and loss expense reserves	$2,963.0	$(315.8)	$2,647.2

	As at December 31, 2006
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property reinsurance	$713.2	$(159.7)	$553.5
Casualty reinsurance	970.9	(9.1)	961.8
International insurance	1,006.7	(215.6)	791.1
U.S. insurance	129.2	(83.9)	45.3
Total losses and loss expense reserves	$2,820.0	$(468.3)	$2,351.7

The reduction in reinsurance recoverable is due to the continuing settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

For the three months ended September 30, 2007, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $28.5 million. An analysis of this reduction by line of business is as follows for each of the three and nine months ended September 30, 2007 and 2006:

	For the three months ended		For the nine months ended
Business Segment	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	($ in millions)		($ in millions)
Property reinsurance	$(0.7)	$(14.8)	$(9.6)	$(33.5)
Casualty reinsurance	1.6	7.2	19.0	54.2
International insurance	24.1	19.9	60.0	36.1
U.S. insurance	3.5	0.1	3.5	1.3
Total Losses and loss expense reserves reductions	$28.5	$12.4	$72.9	$58.1

The key elements which gave rise to the net favorable development during the three months and nine months ended September 30, 2007 were as follows:

Property Reinsurance:    The $0.7 million reserve strengthening in this segment was a combination of a small strengthening on the catastrophe and pro rata books partially offset by releases in risk excess and other lines. The reserves for the 2004 and 2005 major hurricanes are unchanged in the quarter.

Casualty Reinsurance.    The $1.6 million reserve release in our casualty reinsurance segment is mainly attributable to reserve releases on our structured casualty business. No material releases were made this quarter from U.S. casualty and international casualty reinsurance. The total releases for the nine months ended September 30, 2007 were $19.0 million compared to $54.2 million in the equivalent period in 2006.

International Insurance.    The $24.1 million reduction in the net reserves in this segment was due to an improvement over several lines of business. The largest movement occurred in our U.K. liability insurance account of $15.4 million and results from favorable loss experience. Our aviation insurance account also had a significant release due to favorable claims settlement, amounting to $6.5 million.

U.S. Insurance.    Owing to better than expected experience on prior years, we had a release of $3.5 million mainly from our U.S. casualty line of business.

Our quarterly reserving process currently includes an independent review of a number of selected classes each quarter by a firm of consulting actuaries. Having factored in the uncertainties impacting the reserves for our book of business, our consulting actuaries concluded that our reserves as at September 30, 2007 lie within a range of reasonable best estimates.

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

Capital Management

In relation to capital management, we have $50 million remaining under our share repurchase plan approved by our Board of Directors as announced in November 2006. We expect to complete repurchase plan by the end of the year.

The following table shows our capital structure at September 30, 2007 compared to December 31, 2006.

	As at September 30, 2007	As at December 31, 2006
	($ in millions)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,314.0	$1,970.1
Preference shares (liquidation preference less issue expenses)	419.2	419.2
Long-term debt	249.5	249.4
Total capital	$2,982.7	$2,638.7

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2007, this ratio was 8.4% (December 31, 2006 — 9.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 22.4% as of September 30, 2007 (December 31, 2006 — 25.3%).

Accelerated Share Repurchase.    On September 28, 2007, we entered into a contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,644,415 shares on October 25, 2007. When the contract expires, we may receive and subsequently cancel additional shares, with the actual number being determined by the volume weighted average price of our shares over the period from October 22, 2007 (the end of the hedge period) and the date of termination. Apart from our payment of $50 million on September 28, 2007, the Company will make no further payments or transfer shares under this contract, except under certain circumstances in a friendly acquisition context. Refer to Exhibit 10.1 to this report for further details.

The share repurchase transaction brings the total cumulative repurchase amount to approximately $250 million, being part of the $300 million share repurchase program authorized by our Board of Directors as announced on November 8, 2006. The $50 million share repurchase was funded from cash on hand.

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,733.2 million at September 30, 2007 (December 31, 2006 — $2,389.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at September 30, 2007, Aspen Holdings held $62.5 million (December 31, 2006 — $46.0 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the nine months ended September 30, 2007, Aspen Holdings received a $75 million dividend payment from Aspen Bermuda and a $19.5 million payment of inter-company interest from Aspen U.K. Holdings in respect of an inter-company loan. In 2006, Aspen U.K. Holdings paid Aspen Holdings a dividend of $35 million. We also received interest of $26 million from Aspen U.K. Holdings in respect of an inter-company loan.

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

In addition to its dividend capacity as at September 30, 2007, Aspen Bermuda could also make capital repayments to Aspen Holdings of approximately $140 million without prior approval from the Bermuda Monetary Authority. Aspen Re has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings.

Insurance subsidiaries.    As of September 30, 2007, the Insurance Subsidiaries held approximately $1,058.0 million (December 31, 2006 — $1,144.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2007 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2007 and December 31, 2006:

	As at September 30, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,470.0	$1,280.1
Assets held in single beneficiary trusts	52.6	51.4
Letters of credit issued under our revolving credit facilities (1)	132.6	231.7
Secured letters of credit (2)	339.1	233.6
Total	$1,994.3	$1,796.8
Total as % of cash and invested assets	34.5%	34.7%
(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of September 30, 2007, the Company had funds on deposit of $307.1 million and £48.6 million (December 31, 2006 — $171.2 million and £50.2 million) as collateral for the secured letters of credit.

Further information on these arrangements can be found in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the nine months ended September 30, 2007.    Total net cash flow from operations from December 31, 2006 through September 30, 2007 was $626.1 million, an increase of $245.7 million over the comparative period. The increase was a result of a significant reduction in net claims settlements and a lower reinsurance spend. For the nine months ended September 30, 2007, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 3, 2007, May 25, 2007, and August 17, 2007, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 21, 2007, May 15, 2007, and August 7, 2007, respectively. On March 31, 2007, June 30, 2007, and September 30, 2007, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on April 1, 2007, July 1, 2007, and October 1, 2007, respectively. On March 31, 2007, June 30, 2007, and September 30, 2007, dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (‘‘Perpetual Preference Shares’’) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders on April 1, 2007, July 1, 2007, and October 1, 2007, respectively.

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

The facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit. The facility will expire on August 2, 2010. As of September 30, 2007, no borrowings were outstanding under the credit facilities, although we had $180.5 million and $132.6 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best Company (‘‘A.M. Best’’) financial strength rating of B++ or S&P financial strength rating of A−; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of September 30, 2007:

	2007	2008	2009	2010	2011	Later Years	Total
	($ in millions)
Operating Lease Obligations	$2.1	8.2	8.0	7.9	7.6	46.3	$80.1
Long-Term Debt Obligations (1)	—	—	—	—	—	250.0	$250.0
Reserves for Losses and loss adjustment expenses (2)	$400.8	1,032.8	518.6	322.9	151.3	536.6	$2,963.0
(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘ — Critical Accounting Policies-Reserves for Losses and Loss Expenses.’’

Further information on operating leases is given in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 7 to our unaudited financial statements for the nine months ended September 30, 2007 included elsewhere in this report.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe’’, ‘‘do not believe’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘plan’’, ‘‘estimate’’, ‘‘project’’, ‘‘seek’’, ‘‘will’’, ‘‘may’’, ‘‘continue’’, ‘‘intend’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

In addition, any estimates relating to loss events involve the exercise of considerable judgment and reflect a combination of ground-up evaluations, information available to date from brokers and cedants, market intelligence, initial tentative loss reports and other sources. Due to the complexity of factors contributing to the losses and the preliminary nature of the information used to prepare estimates, there can be no assurance that our ultimate losses will remain within the stated amounts.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	changes in the total industry losses resulting from Hurricanes Katrina, Rita and Wilma and any other events, and the actual number of our insureds incurring losses from these storms;

•	with respect to events such as Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality, and the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition;

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma and any other events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk.    Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value.

As at September 30, 2007, our fixed income portfolio had an approximate duration of 3.46 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$4,885.1	$4,807.9	$4,729.0	$4,650.7	$4,572.4
Gain/(loss) $ in millions	155.4	78.2	0.0	(78.7)	(157.2)
Percentage of portfolio	3.18%	1.63%	0.00%	(1.69)%	(3.44)%

Equity risk.    We have invested in three funds of hedge funds with an estimated fair value of $489.5 million at September 30, 2007. These investments comprise 8.5% of our total of cash and cash equivalents and invested assets as at that date. This is an increase from 3.0% at December 31, 2006 as a result of a further investment of $150.0 million during the first quarter of 2007 and an additional $150 million in the second quarter of 2007. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of diverse strategies and securities.

To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of September 30, 2007, approximately 81% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 13% were in British Pounds and approximately 6% were in other currencies. For the nine months ended September 30, 2007, 10.9% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2007. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2007, would have impacted reported net comprehensive income by approximately $26.4 million for the nine months ended September 30, 2007.

We attempt to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations.

On July 28, 2007 we entered into foreign exchange contracts which mature on December 28, 2007 for the purchase of $42.8 million at a fixed exchange rate. There were no outstanding contracts at December 31, 2006 or September 30, 2006. A loss of $0.8 million (2006: $Nil) was realized under these contracts.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2007 and December 31, 2006, the average rating of fixed income securities in our investment portfolio was ‘‘AA+’’ and ‘‘AAA’’ respectively. During the first quarter of 2007 there were growing reports of defaults in the U.S. sub-prime mortgage market. We took an early view on the sub-prime sector of the mortgage-backed securities market and exited the minimal direct exposure we had by the end of the second quarter of 2007. We also reduced our exposure to corporate debt of companies that operate or engage in, and we believe have meaningful exposure to, sub-prime mortgage business.

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

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 7 to the unaudited financial statements for the nine months ended September 30, 2007 above.

The table below shows our reinsurance recoverables as of September 30, 2007 and December 31, 2006, and our reinsurers’ ratings taking into account any changes in ratings as of October 19, 2007.

A.M. Best	As at September 30, 2007 ($ in millions)	As at December 31, 2006 ($ in millions)
A++	32.5	77.9
A+	41.0	36.5
A	176.1	289.0
A−	41.8	61.1
B++	20.0	—
Fully collateralized	3.7	3.8
Not rated	0.7	—
Total	315.8	468.3

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 10 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cash and cashless basis at the exercise price as described in Note 10 to our financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Date Issued	Number of Shares Issued
July 16, 2007	1,433
September 17, 2007	2,191

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

On September 28, 2007, we entered into a contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,644,415 shares on October 25, 2007. When the contract expires, we may receive and subsequently cancel additional shares, with the actual number being determined by the volume weighted average price of our shares over the period from October 22, 2007 (the end of the hedge period) and the date of termination. Apart from our payment of $50 million on September 28, 2007, the Company will make no further payments or transfer shares under this contract, except under certain circumstances.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submissions of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Master Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. related to the accelerated share repurchase program, filed with this report.
10.2	Supplemental Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the Master Confirmation, filed with this report.
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Insurance Holdings Limited (Registrant)
Date: November 8, 2007	By:	/s/ Christopher O’Kane
Christopher O’Kane Chief Executive Officer
Date: November 8, 2007	By:	/s/ Richard Houghton
Richard Houghton Chief Financial Officer