Form 10-K
period 2007-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2008-02-29
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

    Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007
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
Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2007, was approximately $2.26 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that The Blackstone Group and Credit Suisse (as at such date) and all directors and employees of the registrant were ‘‘affiliates.’’ The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2007.

As of February 1, 2008, 85,526,086 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Unless the context otherwise requires, references in this Annual Report to the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ or ‘‘our’’ refer to Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited (‘‘Aspen U.K.’’), Aspen (UK) Holdings Limited (‘‘Aspen U.K. Holdings’’), Aspen Insurance UK Services Limited (‘‘Aspen UK Services’’), AIUK Trustees Limited (‘‘AIUK Trustees’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’), Aspen U.S. Holdings, Inc. (‘‘Aspen U.S. Holdings’’), Aspen Specialty Insurance Company (‘‘Aspen Specialty’’), Aspen Specialty Insurance Management Inc. (‘‘Aspen Management’’), Aspen Re America, Inc. (‘‘Aspen Re America’’), Aspen Insurance U.S. Services Inc. (‘‘Aspen U.S. Services’’) Aspen Re America California, LLC (‘‘ARA – CA’’), Aspen Specialty Insurance Solutions LLC (‘‘ASIS’’) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda and Aspen Specialty are each referred to herein as an ‘‘Insurance Subsidiary,’’ and collectively referred to as the ‘‘Insurance Subsidiaries.’’ References in this report to ‘‘U.S. Dollars,’’ ‘‘dollars,’’ ‘‘$’’ or ‘‘¢’’ are to the lawful currency of the United States of America, references to ‘‘British Pounds,’’ ‘‘pounds’’ or ‘‘£’’ are to the lawful currency of the United Kingdom, and references to ‘‘euros’’ or ‘‘€’’ are to the lawful currency adopted by certain member states of the European Union (the ‘‘E.U.’’), unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe,’’ ‘‘do not believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘seek,’’ ‘‘will,’’ ‘‘may,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘guidance’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, ‘‘Business,’’ Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this report and the differences could be significant. The risks, uncertainties and other factors set forth below under Item 1A, ‘‘Risk Factors’’ and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under ‘‘Risk Factors’’ in Item 1A, and the following:

•	the impact of the deteriorating credit environment created by the sub-prime crisis;

•	a decline in the value of our investment portfolio or a ratings downgrade of the securities in our portfolio;

•	changes in the total industry losses resulting from Hurricanes Katrina, Rita and Wilma and any other events, and the actual number of our insureds incurring losses from these storms;

•	with respect to events such as Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality, and the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition;

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma and any other events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s (‘‘S&P’’), A.M. Best or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the various U.S. State Attorney General’s offices and other authorities concerning finite and structured reinsurance, contingent commission arrangements with brokers and bid solicitation activities.

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

PART I

Item 1.    Business

General

We are a Bermuda holding company, which was incorporated on May 23, 2002, and we conduct insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty (United States). Aspen U.K. has branches in Paris, France, Zurich, Switzerland, Dublin, Ireland and Canada.

We operate in the global markets for property and casualty reinsurance and specialty insurance and reinsurance. We also provide commercial property and casualty insurance in the domestic markets of the United States and the United Kingdom.

For the year ended December 31, 2007, we wrote $1,818.5 million in gross premiums and at December 31, 2007 we had total capital employed, including long-term debt, of $3,067.1 million.

Our corporate organization and subsidiaries as of February 1, 2008 are as follows:

In 2007, we reorganized our reporting segments and now manage our business in four segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance.

Until the end of 2003, our property and casualty reinsurance operations were primarily centered in London and this remains the principal location of our casualty reinsurance and international insurance operations. The London Market attracts customers from all over the world seeking flexible and innovative solutions for a wide variety of property, casualty and specialty risks. The London Market is also known for its high concentration of brokers and insurers, and for its highly developed infrastructure. Our operational base in London allows our management and underwriters to continue to access their long-standing broker and client relationships in this important market. We believe that our presence in the London Market also gives us the advantage of convenient access to extensive resources of underwriting and other professional services, such as actuarial analysis, claims adjustment and consulting services.

We started to write specialty reinsurance (mainly comprising aviation and marine risks) in 2003. During 2004, we began also to offer marine hull, energy and liability insurance. In 2005, we started to write aviation insurance. In 2007, we continued our entry into new lines of insurance business including non-marine and transportation liability, professional liability and excess casualty. In 2008, we plan to write political risk insurance and financial institutions insurance. All of these lines of business are conducted mainly by Aspen U.K. and together with our U.K. commercial property and liability accounts, comprise our international insurance segment.

In 2004, we decided to reduce our property reinsurance operations in London and substantially increase our property reinsurance underwriting capacity in Bermuda. This took effect for business incepting on or after November 1, 2004. This development reflects the prominence of Bermuda as a reinsurance market and allows us to take better advantage of the favorable regulatory and operating environment that Bermuda provides. In 2005, we hired a team of underwriters who specialize in international property facultative reinsurance with some incidental exposures in the U.S. They operate from our London office and from our Paris branch, opened in May 2006, that writes property facultative business in continental Europe.

Our insurance operations are conducted through Aspen U.K. and Aspen Specialty in the U.S. In the U.S. we write property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network. As of January 1, 2008, substantially all excess and surplus lines business previously written by Aspen Specialty will be written by Aspen U.K. through Aspen Management and ASIS, our U.S. brokerage companies. We do not currently conduct insurance business in Bermuda.

Aspen Re America and ARA-CA, wholly-owned subsidiaries of Aspen U.S. Holdings, function as reinsurance intermediaries with offices in Connecticut, Illinois, New York, Georgia and California. Aspen Re America focuses on property reinsurance and U.S. casualty treaty and facultative reinsurance (following the appointment of a team in July 2006), written exclusively on behalf of Aspen U.K.

Aspen Management is an insurance producer and management company with offices in Boston, Massachusetts, Atlanta, Georgia and Arizona, which provides underwriting, claims, and management services on behalf of Aspen Specialty and Aspen U.K. ASIS is a California broker placing surplus lines property and casualty business on behalf of Aspen Specialty and Aspen U.K.

Our Business Strategy

Our strategic financial objective is to deliver superior financial returns to our ordinary shareholders while at the same time reducing our earnings volatility relative to our experience in the first five years of our trading history. Over the past two years, we have reduced this volatility by further diversifying into new business lines and reducing exposure to catastrophic events. Our objective of reducing volatility implies a reduction in our exposure to natural catastrophe losses which in turn implies that in years such as 2006 and 2007 when there is limited insured natural catastrophe loss we may not report returns as high as some of our competitors whose business is more exposed to natural catastrophe risks.

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

We aim to deliver our financial objective by pursuing the following key aspects of business strategy:

Diversification.    We plan to continue to diversify our insurance and reinsurance operations by offering new products within our existing lines of business, and we may selectively increase our exposure in parts of the world or in lines of business where we are currently under-represented. In this regard, we opened a branch office in Zurich, Switzerland in 2007 to develop our continental European reinsurance business. We also recently established a Dublin branch to write excess casualty insurance business. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills. We anticipate continuing to diversify our business away from property reinsurance in keeping with the reduction in our risk tolerances and emphasize our evolving franchise in our international and U.S. insurance segments. In 2007, we established new underwriting units in professional liability, non-marine and transportation liability and excess casualty insurance. We also plan to write financial institutions insurance and political risk insurance in 2008.

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

As part of our risk management approach we manage our net exposure to large individual risk losses in our insurance business lines by selectively purchasing reinsurance. Our reliance on outwards reinsurance has diminished since 2006 as we have reshaped our risk profile and strengthened our balance sheet.

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

Performance Management.    We also use DFA to determine the risk-adjusted capital amounts that we notionally allocate to each of our lines of business and to set maximum combined ratios and maximum volatility targets. Combined ratio is the ratio of losses and expenses to net earned premium and therefore returns are higher for lower values of combined ratio and vice versa. Volatility targets are set based on statistical assessments of the ratio of the standard deviation of combined ratio to the mean expected combined ratio and are higher for lines of business with significant exposure to catastrophe risk.

Cycle Management.    By anticipating changing market conditions, we seek as far as possible to access different lines of business with complementary risk/return characteristics and to deploy capital appropriately. We monitor relative and absolute rate adequacy and movements and we adjust the composition of our risk portfolio based on market conditions and underwriting opportunities. We are prepared to adjust our underwriting and capital management objectives in order to respond in a timely manner to the changing market environment for all or some of our lines of business. This may include reducing our gross written premiums for a business line, or for our overall writings, should conditions warrant.

Investment Management.    We manage our investment portfolio, subject to defined risk parameters, with a view to maximizing its contribution to ROAE in the form of net investment income while also targeting superior total returns. We employ an active fixed income investment strategy that focuses on the outlook for interest rates, yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2007, we continued to execute our strategy of diversifying our investment portfolio away from 100% fixed income securities (including cash) by increasing our allocation to funds of hedge funds from 3% to 9% of total assets as at December 31, 2007.

Effective operational management and cost control.    We believe that we will not succeed in meeting our financial objectives without highly effective information systems and other technical support services to our underwriting teams. We strive to meet this objective while managing costs by investing in information technology and by continuous process improvements.

Business Segments

As a result of a shift in our operating structure and the implementation of a number of strategic initiatives in 2007, we changed the composition of our business segments to reflect the manner in which the business is managed. We are currently organized into four business segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. These segments form the basis of how we monitor the performance of our operations.

The property and casualty insurance segment previously comprised U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde, as Head of U.S. Insurance, and Matthew Yeldham, as Head of International Insurance, we have now redesignated U.S. insurance business as a separate segment, now called U.S. insurance. The U.K commercial property and liability insurance business now forms part of our international insurance segment which also consists of marine hull, energy, liability and aviation insurance, professional liability insurance, global excess casualty insurance, non-marine and transportation lines of business, political risk insurance, financial institutions insurance as well as specialty reinsurance. We have also re-allocated our international property facultative business to the property reinsurance segment, which was previously part of our property and casualty insurance segment.

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

The gross written premiums are set forth by business segment, for each of the twelve months ended December 31, 2007, 2006 and 2005:

Business Segment	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property Reinsurance	$601.5	33.0%	$623.1	32.0%	$813.2	38.9%
Casualty Reinsurance	431.5	23.7%	485.5	25.0%	526.7	25.2%
International Insurance	663.0	36.5%	683.4	35.1%	610.8	29.2%
U.S. Insurance	122.5	6.8%	153.5	7.9%	141.8	6.7%
	$1,818.5	100.0%	$1,945.5	100.0%	$2,092.5	100.0%

For a review of our results by segment, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Note 5 of our financial statements.

Property Reinsurance

Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata and property facultative (U.S. and international). Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients.

In January 2004, we expanded our U.S. property reinsurance underwriting through the establishment of our reinsurance intermediary, Aspen Re America, and in 2007 ARA-CA (for California business only), which focus on underwriting treaty pro rata, treaty risk excess reinsurance and property facultative on behalf of Aspen U.K. At the end of 2004, we increased our property reinsurance presence in Bermuda, with 2005 being the first full year of results reflecting this change. Our international property facultative business, written out of London and Paris, is reported as part of this segment beginning in the third quarter of 2007. The property reinsurance business we write can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2007, 2006 and 2005:

Property Reinsurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$12.2	2.0%	$36.0	5.8%	$48.1	5.9%
Caribbean	1.7	0.2%	—	—%	2.6	0.3%
Europe	9.7	1.6%	41.7	6.7%	65.8	8.1%
United Kingdom	38.9	6.5%	27.3	4.4%	16.8	2.1%
United States & Canada (1)	363.6	60.5%	364.9	58.6%	467.9	57.5%
Worldwide excluding United States (2)	59.4	9.9%	47.6	7.6%	47.8	5.9%
Worldwide including United States (3)	80.5	13.4%	93.2	15.0%	157.7	19.4%
Others	35.5	5.9%	12.4	1.9%	6.5	0.8%
Total	$601.5	100%	$623.1	100%	$813.2	100%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.
(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.
(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our property reinsurance segment for the twelve months ended December 31, 2007, 2006 and 2005 are as follows:

Property Reinsurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Treaty Catastrophe	$284.5	47.3%	$315.0	50.6%	$373.3	45.9%
Treaty Risk Excess	134.3	22.3%	157.6	25.3%	263.8	32.4%
Treaty Pro Rata	145.2	24.1%	119.1	19.1%	168.1	20.7%
Property Facultative	37.5	6.3%	31.4	5.0%	8.0	1.0%
	$601.5	100.0%	$623.1	100.0%	$813.2	100.0%

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

We also provide retrocessional property coverage, which is reinsurance protection to other reinsurers or retrocedents. In 2007, 2006 and 2005, approximately 0.1%, 0.3% and 0.9%, respectively, of gross written premium in this segment was retrocessional coverage.

Property Facultative.    For the U.S., the business is written on an excess of loss basis for U.S. primary insurance policyholders both in the United States and for their overseas interests. For our international property facultative account, the business is written on an excess of loss basis and the geographic area is essentially worldwide other than for a small volume of U.S. exposures. The account has dual distribution with business written both directly and through brokers. Business written directly in 2007 was developed mainly from European clients while the business developed through brokers has a more global territorial distribution. As at December 31, 2007, for the international property facultative business the key territory, both by risk count and by premium volume, was the U.K.

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

Structured Reinsurance.    We also write a small number of structured property reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. In 2007, these contracts were accounted for in this segment, casualty reinsurance and international insurance Within the property reinsurance segment, these contracts generated gross written premiums in 2007 of $52.2 million.

A very high percentage of the reinsurance contracts that we write exclude coverage for losses arising from the peril of terrorism involving nuclear, biological or chemical attack outside the U.S. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as ‘‘acts of terrorism’’ by the U.S. Treasury Department under the Terrorism Risk Insurance Act (‘‘TRIA’’), the Terrorism Risk Insurance Extension Act of 2005 (‘‘TRIEA’’) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (‘‘TRIPRA’’). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts, both on a pro rata and risk excess basis, covering the peril of terrorism. We have done so only in instances where we believe we are able to obtain pricing that is commensurate with our exposure. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

In our property reinsurance segment, Factory Mutual and its affiliates accounted for approximately 8% of gross written premiums in this segment for the twelve months ended December 31, 2007. Capital Preferred accounted for approximately 5% and no other customer accounted for more than 5% of gross written premiums within this segment.

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

Casualty reinsurance is written by Aspen U.K. and our reinsurance intermediaries in the U.S., Aspen Re America and ARA-CA, on behalf of Aspen U.K. In 2007, we closed our offices in Marlton, New Jersey and all casualty facultative business is now written out of our Rocky Hill, Connecticut office.

The casualty reinsurance business we write can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2007, 2006 and 2005:

Casualty Reinsurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$2.5	0.6%	$16.1	3.3%	$17.7	3.4%
Caribbean	0.2	—%	1.5	0.3%	13.2	2.5%
Europe	61.1	14.2%	5.4	1.1%	18.7	3.6%
United Kingdom	14.7	3.4%	18.5	3.8%	116.7	22.2%
United States & Canada (1)	290.9	67.4%	327.9	67.5%	329.1	62.5%
Worldwide excluding United States (2)	11.8	2.7%	38.2	7.9%	11.2	2.1%
Worldwide including United States (3)	42.0	9.8%	75.2	15.5%	18.5	3.5%
Others	8.3	1.9%	2.7	0.6%	1.6	0.2%
Total	$431.5	100%	$485.5	100%	$526.7	100%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.
(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.
(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our casualty reinsurance segment for the twelve months ended December 31, 2007, 2006 and 2005 are as follows:

	Gross written premiums
Casualty Reinsurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
U.S. Treaty	$277.3	58.7%	$291.1	60.0%	$304.8	57.9%
Non-U.S. Treaty	142.7	33.1%	160.2	33.0%	196.1	37.2%
Casualty Facultative	11.5	8.2%	34.2	7.0%	25.8	4.9%
	$431.5	100.0%	$485.5	100.0%	$526.7	100.0%

U.S. Treaty.    In July 2006, Aspen Re America appointed a U.S.-based team of casualty treaty underwriters, based in Connecticut, who write U.S. casualty treaty exclusively on behalf of Aspen U.K. The U.S. team complements our existing London-based team which writes this business. Our U.S. casualty reinsurance business is comprised of long-tail treaty contracts protecting U.S. cedants mostly on an excess of loss basis, and with respect to business written by our U.S. team, the contracts protect U.S. cedants primarily within the regional and specialty segments. Our London team reinsures exposures mainly with respect to workers’ compensation, medical malpractice, and professional liability for regional lawyers, accountants, architects and engineers. Our U.S. team reinsures exposures mainly with respect to general liability, auto liability, non-medical professional, workers’ compensation and excess liability including umbrella.

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

Casualty Facultative.    Our casualty facultative reinsurance line of business consists of umbrella, general liability and workers’ compensation reinsurance. Approximately all exposures reinsured in this line of business are located in the United States, written mainly on an excess of loss basis. During 2003 and for part of 2004, this business was written for us by Wellington Underwriting, Inc. (‘‘WU Inc.’’). In addition, until the end of 2003, we also wrote automobile liability reinsurance for U.S. clients through WU Inc. The binding authority for general liability, umbrella and workers’ compensation along with the team that wrote this business at WU Inc., was transferred to Aspen Re America on February 1, 2004. Following the closure of our Marlton, New Jersey office, our casualty facultative business is principally conducted out of our Rocky Hill, Connecticut office.

Structured Reinsurance.    We have written a small number of structured casualty reinsurance contracts through our specialist team in Bermuda. Within the casualty reinsurance segment, these contracts generated gross written premiums in 2007 of $44.4 million. The two largest of these contracts in 2007 were a workers’ compensation quota share contract with estimated gross written premiums of $27.7 million (which accounted for 6.4% of gross written premiums in 2007) and a medical malpractice excess of loss contract with estimated gross written premiums of $13.1 million. No other customer accounted for more than 5% of gross written premiums in this segment for the year ended December 31, 2007.

International Insurance

Our international insurance segment mainly comprises marine hull, liability and energy, non-marine and transportation liability, aviation, excess casualty, professional liability, U.K. commercial property, U.K. commercial liability insurance and specialty reinsurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. In 2008, we will commence writing political risk and financial institutions insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. Our insurance business is written on a primary, quota share and facultative basis and our reinsurance business is mainly written on a treaty pro rata and excess of loss basis with some on a facultative basis.

The international business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the assured, as follows for the twelve months ended December 31, 2007, 2006 and 2005:

International Insurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$8.2	1.2%	$6.6	1.0%	$26.2	4.3%
Caribbean	1.0	0.2%	1.0	0.2%	4.8	0.8%
Europe	8.6	1.3%	12.2	1.8%	64.5	10.6%
United Kingdom	145.2	21.9%	171.7	25.1%	233.2	38.2%
United States & Canada (1)	78.0	11.8%	83.6	12.2%	163.8	26.8%
Worldwide excluding United States (2)	48.1	7.3%	34.3	5.0%	3.5	0.5%
Worldwide including United States (3)	360.3	54.3%	362.5	53.0%	85.2	14.0%
Others	13.6	2.0%	11.5	1.7%	29.6	4.8%
Total	$663.0	100.0%	$683.4	100.0%	$610.8	100.0%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.
(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.
(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our international insurance segment for the twelve months ended December 31, 2007, 2006 and 2005 are as follows:

	Gross written premiums
Lines of Business	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions except for percentages)
Marine and specialty liability insurance	$138.3	20.9%	$145.0	21.2%	$122.4	20.0%
Energy property insurance	102.7	15.5%	96.0	14.0%	39.0	6.4%
Marine hull	59.9	9.0%	58.3	8.5%	51.4	8.4%
Aviation insurance	103.3	15.6%	121.2	17.7%	52.4	8.6%
U.K. commercial property	50.1	7.6%	47.5	7.0%	61.0	10.0%
U.K. commercial liability	92.2	13.9%	124.8	18.3%	171.2	28.0%
Non- marine and transportation liability	7.1	1.0%	—	—	—	—
Professional liability	5.0	0.7%	—	—	—	—
Worldwide property	—	—	—	—	10.3	1.7%
Specialty reinsurance	104.4	15.8%	90.6	13.3%	103.1	16.9%
	$663.0	100.0%	$683.4	100.0%	$610.8	100.0%

Marine, Energy and Liability Insurance.    The marine, energy and liability team commenced underwriting in the third quarter of 2004 and write hull, energy physical damage and liability classes. The vast majority of business is written on a direct facultative basis with underwriters setting the terms and conditions of the risk. Coverage underwritten includes onshore and offshore natural perils, fire, explosion, well blow-out, liability risks associated within the aforementioned, and onshore liability construction (which may have longer contract periods).

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

Non-Marine and Transportation Liability.    The non-marine and transportation liability team joined Aspen U.K. in the second half of 2007. The team focuses on industry groups such as life science, railroad (class I, II and III & commuter lines) and trucking. Insureds are predominantly North American-domiciled with coverage offered on both a primary and excess of loss basis. This line of business is primarily written on a direct facultative basis, where we lead the majority of the business written.

Professional Liability.    In September 2007, Aspen U.K.’s professional liability line of business was established. The team writes an international portfolio of professional liability risks, via its London Market broker partners. We target predominantly non-U.S. domiciled risks, although some risks may have an element of U.S. exposure through subsidiary offices and other related minority activities. The majority of our business will emanate from the U.K. and Australasia, with some European business.  We insure a wide range of professions including lawyers, surveyors, accountants, engineers, contractors and financial advisors. Risks are written on both a primary and excess of loss basis.

Global Excess Casualty (Dublin).    The global excess casualty line of business was established at Aspen U.K. in October 2007. Its business will be written out of our Dublin office beginning in January 2008 and is dedicated to the writing of large, sophisticated and risk managed insureds worldwide. The account is expected to be a broad-based book of business including general liability, commercial construction, and residential construction and provides for product and public liability and associated types of cover found in general liability policies in the global insurance market. The team writes excess layers only, with the intention of writing 100% of layers or quota share as applicable, with a portion of the contracts being multi-year policies.

U.K. Commercial Property.    The U.K. commercial property insurance focuses on providing physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. property owners, middle market corporate and public sector clients. We will commence writing construction risks coverage in 2008.

U.K. Commercial Liability.    The U.K. commercial liability line of business focuses on providing employers’ liability coverage and public liability coverage for insureds domiciled in both the United Kingdom and Ireland.

In the United Kingdom, all employers must maintain employers’ liability insurance. This insurance covers employers’ liability for bodily injury or disease sustained by employees, and arising out of and in the course of employment. In the United Kingdom, employees are required to show breach of statute or tort prior to being entitled to any compensation. As opposed to the United States, there is no set scale of compensation in the United Kingdom, as claims are settled in accordance with legal precedent and official damages guidelines. Most claims are settled out of court; however, most employees engage legal representation that increases claims costs, though in a predictable way. Insurance cover is written on an ‘‘occurrence’’ basis, that is, the monetary limits of the insurance apply to all claims relating to any one occurrence, with the minimum legal requirement being £5 million for any one occurrence. However, the usual limit for employers’ coverage is £10 million for any one occurrence.

We also offer public liability cover. Public liability insurance covers businesses for claims made against them by members of the public or other businesses, but not for claims by employees or shareholders of such businesses. Public liability insurance is generally not required by regulation.

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

For the twelve months ended December 31, 2007, our mix of specialty reinsurance business as measured by gross written premiums was approximately 63.9% aviation and marine reinsurance (2006—50.4%; 2005—61.4%) and 36.1% (2006—49.6%; 2005—38.6%) other specialty reinsurance risks such as terrorism, nuclear, personal accident, crop and satellite.

In our international segment, no single customer accounted for more than 4% of gross written premiums within this segment.

Structured Reinsurance.    Our structured reinsurance team in Bermuda wrote $4.4 million of gross premiums in 2007 that fall within the international insurance segment.

    U.S. Insurance

Our U.S. insurance segment consists of U.S. property and casualty insurance written on an excess and surplus lines basis. In 2007, after the appointment of Nathan Warde as Head of U.S. Insurance, there was a substantial reorganization of our property account. This business is written by Aspen Specialty and Aspen U.K. Beginning in 2008, substantially all of this business will be solely written by Aspen U.K. through Aspen Management and ASIS. The U.S. insurance business we write can be analyzed by geographic region, reflecting the location of the assured, as follows for the year ended December 31, 2007, 2006 and 2005:

U.S. Insurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
United States & Canada (1)	$122.5	100%	$153.5	100%	$141.8	100%

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

Our gross written premiums by our principal lines of business within our U.S. insurance segment for the twelve months ended December 31, 2007, 2006 and 2005 are as follows:

	Gross written premiums
U.S. Insurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property Insurance	$41.0	33.5%	$71.9	46.8%	$67.0	47.2%
Casualty Insurance	81.5	66.5%	81.6	53.2%	74.8	52.8%
	$122.5	100.0%	$153.5	100.0%	$141.8	100.0%

The property account consists predominantly of mercantile, manufacturing and commercial real estate business. The casualty account primarily consists of general liability, umbrella liability and certain errors and omissions insurance. The casualty focus is on premises risks, low to moderate hazardous products and selected classes of contracting risks.

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

In 2007, S&P reaffirmed our Enterprise Risk Management rating as strong. This rating is an attestation of the strength of our risk management processes. The following sections describe in more detail our risk management processes in underwriting, credit, market and operational risk areas.

Underwriting.    Our underwriting activities are managed in four product areas: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. The reinsurance product areas report into our Head of Reinsurance, Brian Boornazian, who has a strategic and operational responsibility for the underwriting of these lines of business. The international insurance lines report into our Head of International Insurance, Matthew Yeldham and the U.S. insurance segment reports to Nathan Warde, our Head of U.S. Insurance. The Head of Reinsurance, Head of International Insurance and Head of U.S. Insurance all report directly into our Chief Executive Officer who is supported by our Director of Underwriting, Kate Vacher. Our Director of Underwriting assists in the management of the underwriting process by developing our underwriting strategy, monitoring our underwriting control framework and acting as an independent reviewer of underwriting activity across our businesses.

We underwrite according to specific disciplines, with the aim of maintaining the following principles:

•	operate within prescribed maximum underwriting authority limits, which we delegate in accordance with an understanding of each individual’s capabilities, tailored to the lines of business written by the particular underwriter;

•	price each submission based on our experience in the line of business, and as appropriate, by deploying one or more actuarial models either developed internally or licensed from third-party providers;

•	where appropriate, make use of peer review to ensure high standards of underwriting discipline and consistency—risks underwritten are subject to peer review by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is replaced by standardized underwriting systems and controls over adherence);

•	more complex risks may involve peer review by several underwriters and with input from catastrophe risk management specialists, our team of actuaries and senior management;

•	evaluate the underlying data provided by clients and adjust such data where we believe it does not adequately reflect the underlying exposure;

•	in respect of catastrophe perils and certain other key risks, prepare monthly aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee of our Board of Directors; and

•	exceptional risks are referred to the Underwriting Committee for approval before we accept the risks. The Underwriting Committee consists of our Chief Executive Officer, Chief Risk Officer, Director of Underwriting, Head of Reinsurance, Head of International Insurance, Head of Property Reinsurance and Head of Marine Insurance.

Natural Catastrophe Risk Management.    In 2007, we continued to control catastrophe exposures based on a sophisticated database system. In 2006, coupled with the reduction of our risk appetite, we repositioned our property reinsurance portfolio to reduce exposure significantly to land falling hurricanes in the U.S.

In 2007, the Risk Committee of our Board of Directors continued to provide oversight of risk management. The Risk Committee reviews the risk appetites and risk tolerances proposed by management which are then approved by our Board of Directors.

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

We have also implemented the new Submission Management System (‘‘SMS’’). The SMS, together with our accumulation control system, enables us to simulate the effect on our portfolio’s probable maximum loss (‘‘PML’’) of different participations on each treaty ahead of each renewal period. This enables us to manage our aggregate exposures efficiently, control our probabilistic exposures and ensure that our capacity is deployed appropriately.

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

Catastrophe accumulation reporting is subject to rigorous quality control, under our expanded risk management program. Aggregates and modeled results are reviewed over several stages each month, and signed-off by our Chief Risk Officer before being circulated to senior management and all underwriting teams. Any significant changes or deviations from the plan are highlighted, and relevant actions prescribed.

Operational Risk.    Our approach to operational risk management aims to minimize exposures. This approach is predicated on methodical identification and measurement of inherent operational risks, a thorough assessment of the adequacy of the controls in place and an analysis of the residual risks compared to preset tolerances. The focus areas of our operational risks cover financial reporting, business continuity, financial crime, system security, regulatory, strategic and other areas. Because of the complex nature of operational risks, we have implemented a process that reinforces clear responsibility and accountability for managing these exposures. Periodically, our risk and compliance functions work with relevant business units to identify, measure and assess different aspects of operational risks. Additionally, business units conduct their own self-assessments and attest to the soundness of the controls operating in their units. Where improvements are identified, follow-up actions are implemented until the expected remediation is achieved. Finally, as an independent third party, our internal audit team undertakes a risk-based approach to test the operation of controls across all business units. Internal audit reports directly to our Board of Directors’ Audit Committee.

Credit and Market Risk.    Our Investment Steering Committee and the Reinsurance Security Committee, which consist entirely of members of our management, define credit and market risk tolerances in line with the risk appetite set by our Board of Directors. Our Investment Steering Committee reviews the group’s investment performance and assesses credit and market risk concentrations and exposures to issuers. Our credit analysts evaluate reinsurance and insurance counterparties and propose acceptable financial strength ratings and credit limits. Our Reinsurance Security Committee reviews these recommendations and sets credit limits. Our risk management function monitors individual exposures in addition to credit and market risk accumulations compared to tolerances. Any exceptions are reported to senior management and our Board of Directors’ Risk Committee. In 2006, we transferred some of our counterparty credit risk through the purchase of an innovative policy that will protect a portfolio of our reinsurance contracts against the risk of credit default.

Reinsurance.     We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers. For 2008, we will continue to purchase reinsurance for our insurance business. For our reinsurance business we expect to continue with reduced levels of retrocessional coverage which we implemented in 2006 together with our planned reductions in peak zone exposures. In 2007, we were able to take advantage of opportunities to purchase property cover for two wind seasons at favourable prices.

In respect of our insurance lines of business, we have different reinsurance covers in place for each of line of business. In 2008, we anticipate renewing the reinsurances protecting our insurance business that we bought in 2007, without much structural change. In addition, we will be looking to purchase reinsurance programs in 2008 for some of our new insurance lines, including financial institutions, excess casualty and political risk.

In 2007, we reduced our retrocessional type cover for our reinsurance business. Additionally, the fully collateralized catastrophe swap that we had entered into in 2004 expired. The latest estimate of the insured loss arising from Hurricane Katrina published by Property Claims Service (‘‘PCS’’) on June 8, 2007 was $41.1 billion, which entitled us to a recovery from this cover of approximately $26.3 million which has been paid. We have decided not to extend the development period under the cat swap and we will not be making any further recoveries. See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Risk Transfer Swap.’’

We replaced the cover afforded to us by the catastrophe swap mentioned above by entering into two new reinsurance agreements. First a multi-year property catastrophe reinsurance agreement with Ajax Re Limited, a Cayman Islands domiciled reinsurer, to provide up to $100 million of reinsurance coverage for our insurance and reinsurance subsidiaries in the event of one or more California earthquakes. The coverage, which is in place until May 1, 2009, provides for recovery on a pro rata basis to an industry loss of between $23.1 billion and $25.9 billion as recorded by PCS. Second, we purchased $100 million of collateralized reinsurance capacity to provide protection against U.S. catastrophic wind events, on a PCS trigger basis, with a recovery of up to $40 million for an industry loss of $30 billion, a recovery of up to $30 million for an industry loss of $40 billion and recovery of $30 million for an industry loss of $50 billion.

In 2007, we also entered into various retrocessional agreements to protect our property reinsurance segment against a frequency of natural perils events in the U.S., particularly U.S. catastrophic wind events. We purchased a total of $170 million of cover to protect against frequency losses on various different structures, of which $130 million is in force until May 2008 and $80 million is still in place until the end of 2008, mostly on an index trigger rather than indemnity basis.

In 2007, we saw limited loss activity at a level to trigger our reinsurance programs put in place through the year; we had total recoverables of $22.1 million in the year.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 98% of our uncollateralized reinsurance is provided by those who have been assigned a rating of ‘‘A−’’ (Excellent) (the fourth highest of fifteen rating levels) or better. In 2007, $277 million of reinsurance capacity was secured from a reinsurance market unrated by A.M. Best, of which $264 million was fully collateralized with cash and securities. The remaining $13 million was provided by reinsurers rated A− or better by S&P.

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance and consequential losses in England, Scotland or Wales. Pool Re has a retrocession agreement with HM Treasury, the U.K. Government economics and finance ministry, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen U.K.’s ultimate net loss, in excess of our retention, relating to damage to commercial property and consequential losses in England, Scotland or Wales caused by an act of terrorism. Our retention is calculated by reference to our market share of this type of coverage and for 2007, our retention was £740,000 per event with an annual aggregate of £1,480,000. For 2008, our retention will be £690,000 per event with an annual aggregate of £1,380,000.

Business Distribution

With respect to our segments and lines of business, our business is produced principally through brokers and reinsurance intermediaries. Our commercial lines of business are mostly produced through the U.K. regional and London broker network. Our U.S. property and casualty insurance products are marketed through a select number of appointed wholesale brokers with the appropriate surplus lines licenses. The brokerage distribution channel provides us with access to an efficient, variable cost and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks. The brokers and reinsurance intermediaries typically act in the interest of ceding clients or insurers; however, they are instrumental to our continued relationship with our clients.

The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2007, 2006 and 2005:

Property Reinsurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$123.8	20.6%	$122.7	19.7%	$190.3	23.4%
Marsh & McLennan Companies, Inc.	178.5	29.7%	107.3	17.2%	195.4	24.0%
Benfield Group plc	88.0	14.6%	98.8	15.9%	139.3	17.1%
Willis Group Holdings, Ltd.	96.9	16.1%	121.2	19.5%	189.8	23.3%
Ballantyne, McKean & Sullivan Ltd	20.5	3.4%	12.7	2.0%	25.3	3.1%
Others	93.8	15.6%	160.4	25.7%	73.1	9.1%
Total	$601.5	100.0%	$623.1	100.0%	$813.2	100%

Casualty Reinsurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$76.9	17.8%	$81.2	16.7%	$74.5	14.2%
Marsh & McLennan Companies, Inc.	63.6	14.7%	63.8	13.1%	80.5	15.3%
Benfield Group plc	53.3	12.4%	65.9	13.6%	84.2	16.0%
Willis Group Holdings, Ltd.	47.4	11.0%	46.2	9.5%	55.2	10.5%
Ballantyne, McKean & Sullivan Ltd	31.0	7.2%	39.6	8.2%	43.8	8.3%
Denis M Clayton & Co Ltd	—	0.0%	59.7	12.3%	68.6	13.0%
Jardine Lloyd Thompson Ltd	—	0.0%	5.1	1.1%	19.2	3.6%
Others	159.3	36.9%	124.0	25.5%	100.7	19.1%
Total	$431.5	100.0%	$485.5	100.0%	$526.7	100%

International Insurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$110.7	16.4%	$89.3	13.1%	$99.5	16.3%
Marsh & McLennan Companies, Inc.	91.9	13.7%	87.9	12.9%	80.4	13.2%
Benfield Group plc	89.8	13.5%	8.7	1.3%	10.8	1.8%
Willis Group Holdings, Ltd.	51.7	7.6%	97.7	14.3%	111.3	18.2%
Ballantyne, McKean & Sullivan Ltd	45.3	6.9%	3.9	0.6%	3.8	0.6%
Others	273.7	41.9%	395.9	57.8%	305.0	49.9%
Total	$663.0	100.0%	$683.4	100.0%	$610.8	100%

U.S. Insurance	Twelve months ended December 31, 2007		Twelve months ended December 31, 2006		Twelve months ended December 31, 2005
	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
		($ in millions, except for percentages)
Swett & Crawford	10.9	8.9%	5.3	3.5%	4.8	3.4%
AmWins..	10.3	8.4%	22.6	14.7%	14.4	10.2%
Programs Brokerage Corp	9.3	7.6%	8.6	5.6%	7.0	5.0%
Colemont Insurance Brokers	7.9	6.4%	7.8	5.1%	3.9	2.8%
Hull & Company	7.2	5.9%	5.5	3.6%	4.1	2.8%
Others	76.9	62.8%	103.7	67.5%	107.6	75.8%
Total	122.5	100%	153.5	100%	141.8	100%
Claims Management

The key responsibilities of our claims management department are to:

•	efficiently and accurately process, manage and resolve reported insurance and reinsurance claims, using workflow management systems, to ensure the proper application of intended coverage, timely reserving for the probable ultimate cost of both indemnity and expense and make timely payments in the appropriate amount on those claims for which we are legally obligated to pay;

•	contribute to the underwriting process by collaborating with both underwriting teams and senior management in terms of the evolution of policy language and endorsements and providing claim-specific feedback and education regarding legal activity;

•	contribute to the analysis and reporting of financial data and forecasts by collaborating with the finance and actuarial functions relating to the drivers of actual claim reserve developments and potential for financial exposures on known claims; and

•	support our marketing efforts through the quality of our claims service.

We have a staff of experienced claims professionals who are assigned to specific product lines, and will expand, as needed, to service our clients and to properly adjust reported claims. We have developed processes and internal business controls for identifying, tracking and settling claims, and authority levels have been established for all individuals involved in the reserving and settlement of claims. Our underwriters do not make the final decisions regarding the ultimate determination of reserves and settlement of claims; rather, this is a function separately determined by our claims team, except for ex gratia payments which are subject to approval by the relevant underwriter or members of senior management (depending on amount).

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

Sources of information.    Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events such as natural catastrophes and airplane crashes we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.

Reported claims.    For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as hurricanes, for example, the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial incurred but not reported claims (the ‘‘IBNR’’). Reinsurance intermediaries are used to assist in obtaining and validating information from cedants but we establish all reserves. In addition, we may engage loss adjusters and perform on-site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

IBNR claims.    We establish reserves for IBNR claims using established actuarial methods which generally rely to a greater or lesser extent on historical information but also consider such variables as changes in policy terms and coverage, changes in legislative conditions and judicial interpretation of insurance policies and inflation. We take into account the quality of the historical information available and where appropriate historical trends are used to validate information received from cedants.

A higher degree of uncertainty is associated with setting reserves for reinsurance business owing to the longer reporting pattern and time to final settlement. Where IBNR is based on an analysis of past loss experience, then the principal assumption is that past patterns of development are a reasonable proxy for current business after allowance for any changes in underlying mix of business. The process of extrapolation is by necessity one involving subjective judgment because the actuary has to take into account the impact of the changing business mix as well as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. These factors are incorporated in the recommended reserve range from which management selects its best point estimate.

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

Selection of reported gross reserves.    In arriving at our selected reserves for each line of business, we take into account all of the factors set out above, and in particular the quality of the historical information we have on which to establish our reserves.

Actuarial range of net reserves.    In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance programme. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2007, 2006, 2005, 2004, 2003 and 2002:

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004	As at December 31, 2005	As at December 31, 2006	As at December 31, 2007
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7	2,641.3
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6	2,244.3
Two years later	53.1	398.3	983.5	1,778.8
Three years later	52.4	381.2	952.1
Four years later	49.5	369.5
Five years later	47.3
Cumulative redundancy	34.1	112.7	128.1	70.1	107.4
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0	88.0	399.7	332.4	585.1
Two years later	43.2	152.6	456.7	814.6
Three years later	43.6	161.2	555.4
Four years later	45.0	203.9
Five years later	619

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31, 2002	As at December 31, 2003	As at December 31, 2004	As at December 31, 2005	As at December 31, 2006	As at December 31, 2007
	($ in millions)
Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0	2,946.0
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3	2,739.9
Two years later	69.7	433.5	1,174.9	3,027.6
Three years later	69.0	403.7	1,157.4
Four years later	61.8	398.5
Five years later	65.2
Cumulative redundancy (deficiency)	28.7	127.3	120.5	14.0	80.1

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002 except for the following amounts assumed as a result of acquisitions:

	Net reserves as at December 31, 2007	Net reserves as at December 31, 2006	Net reserves as at December 31, 2005	Net reserves as at December 31, 2004
	($ in millions)
Aspen U.K. (formerly City Fire)	0.4	0.2	0.8	2.4
Aspen Specialty Runoff (Formerly Dakota Specialty)	0.6	0.5	1.6	2.8
	1.0	0.7	2.4	5.2

For additional information concerning the Company’s reserves, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Investments

The Investment Committee of our Board of Directors establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and reviews compliance with our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities. Our Investment Steering Committee, which consists entirely of members of our management, reviews our investment performance and assesses credit and market risk concentrations and exposures to issuers.

We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our investments consist of a diversified portfolio of highly rated, liquid, fixed income securities and funds of hedge funds. As of December 31, 2007 our allocation to funds of hedge funds was 9.5% of our portfolio.

Fixed Income Portfolio.    We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2007, we continued to review our portfolio duration. The gradual steepening of the yield curve caused us to modestly extend duration from three years to 3.4 years. Fixed income sector rotation, and investing premium income at wider spreads in high quality fixed income securities, enabled us to improve the portfolio book yield by 53 basis points from 4.52% as of December 31, 2006, to 5.05% as of December 31, 2007. We continuously monitor interest rate market developments with a view to managing portfolio duration accordingly.

Funds of Hedge Funds.    In 2007, we continued to execute our strategy of diversifying our investment portfolio away from 100% fixed income securities by increasing our allocation to funds of hedge funds from 3% to 9.5% of our portfolio as at December 31, 2007.

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

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments as at December 31, 2007 and 2006:

	As at December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed securities	224.3	1.4	(0.5)	225.2
Mortgage-backed securities	1,225.0	12.8	(3.7)	1,234.1
Total fixed income	4,344.1	57.0	(15.3)	4,385.8
Short term investments	279.6	0.9	(0.4)	280.1
Total	$4,623.7	$57.9	$(15.7)	$4,665.9

	As at December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
U.S. Government Securities	$1,035.4	$0.8	$(21.9)	$1,014.3
U.S. Agency Securities	330.7	0.3	(3.7)	327.3
Corporate Securities	1,088.1	2.4	(13.4)	1,077.1
Foreign Government	449.7	0.2	(7.8)	442.1
Municipals	1.6	—	—	1.6
Asset-backed securities	293.8	0.2	(2.2)	291.8
Mortgage-backed securities	677.9	4.0	(7.4)	674.5
Total fixed income	3,877.2	7.9	(56.4)	3,828.7
Short term investments	695.9	0.4	(0.8)	695.5
Total	$4,573.1	$8.3	$(57.2)	$4,524.2

Certain securities are denominated in currencies other than the U.S. Dollar. Currency fluctuations are reflected in the estimated fair value.

U.S. Government and Agency Securities.    U.S. government and agency securities are composed of bonds issued by the U.S. Treasury, Government National Mortgage Association (‘‘GNMA’’) and government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal Farm Credit Bank.

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

Short-Term Investments.    Short-term investments are both, units in a U.S. Dollar denominated bond fund operated by Wellington Management Company (not an affiliate of Wellington Underwriting plc (‘‘Wellington’’, now part of Catlin Group Limited) or WU Inc.) and money market funds. The bond fund is rated ‘‘AAA’’ by S&P. The fund invests in government securities, corporate securities, asset-backed securities, mortgage-backed securities and commercial paper. The money market funds are rated ‘‘AAA’’ by S&P and/or Moody’s and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium-term notes. In January 2008, our short-term investments managed by Wellington Management Company were liquidated.

Other investments.    Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which result in a carrying value that approximates fair value. Unrealized gains of $11.9 million (2006—$6.9 million, 2005—$Nil) and $44.5 million (2006—$6.9 million, 2005—$Nil) have been recognized through the statement of operations in the three and twelve months ended December 31, 2007, respectively. Other investments as at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Cost	Fair value	Cost	Fair Value
	($ in millions)
Investment funds	$510.0	$561.4	$150.0	$156.9

The maturity distribution and ratings for fixed income securities, held as at December 31, 2007 and 2006 was as follows:

	As at December 31, 2007			As at December 31, 2006
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$321.5	$321.6	AAA	$270.2	$268.8	AA–
Due after one year through five years	1,479.1	1,493.5	AA+	1,801.7	1,770.8	AAA
Due after five years through ten years	954.5	968.7	AA	759.5	749.1	AA+
Due after ten years	139.7	142.7	AA+	74.1	73.7	AA+
Subtotal	2,894.8	2,926.5		2,905.5	2,862.4
Mortgage and asset-backed securities	1,449.3	1,459.3	AAA	971.7	966.3	AAA
Total	$4,344.1	$4,385.8		$3,877.2	$3,828.7

For 2007, we engaged BlackRock Financial Management, Wellington Management Company, Alliance Capital Management L.P., Credit Agricole Asset Management, Deutsche Bank Asset Management and Goldman Sachs Asset Management to provide investment advisory and management services for our portfolio of fixed income assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2007 was 6.8%. Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2007.

For additional information concerning the Company’s investments, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Part II, Item 8, ‘‘Financial Statements and Supplementary Data.’’

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s of London, some of which have greater financial, marketing and management resources than us. In particular, with respect to our property reinsurance and casualty reinsurance segments, we compete with insurers that provide property and casualty-based lines of insurance and reinsurance, such as ACE Limited (‘‘ACE’’), Allied World, Arch Capital Group Ltd., Axis Capital Holdings Limited (‘‘Axis’’), Berkshire Hathaway Inc., Endurance Specialty Holdings Ltd. (‘‘Endurance’’), Everest Re Group Limited, Folksamerica Reinsurance Company, General Re Corporation, the Hannover Re Group, IPC Holdings Ltd., Lexington Insurance Company, Lloyd’s of London, Montpelier Re Holdings Limited, Max Capital Group, Munich Reinsurance Company, PartnerRe Ltd., QBE Insurance Group, Renaissance Re Holdings Ltd., SCOR Group, Swiss Reinsurance Company, XL Capital Ltd. (‘‘XL’’) and Zurich Re. In addition, one of the effects of Hurricane Katrina has been the formation of new Bermudian reinsurers, the ‘‘class of 2005,’’ a number of whom (Validus, Ariel, Harborpoint and Lancashire) have become competitors of ours, often as follow markets. In our international insurance segment, we compete with American International Group Inc. (‘‘AIG’’), Axis, Global Aerospace Underwriting Managers Limited, the Hannover Re Group, Lloyd’s of London and Zurich Re. In our U.K. commercial property and liability insurance lines of business specifically, we compete with ACE, Affiliated FM Insurance Company, Allianz SE, AIG, Amlin Plc, AXA, Endurance, Fusion Insurance Services Limited, Gerling General Insurance Company, QBE Insurance Group, Liberty Mutual Insurance Company, Lloyd’s of London, Mitsui Sumitomo Insurance Company Limited, Markel International Insurance Company Limited (‘‘Markel’’), Travelers Insurance (formerly St. Paul Travelers Insurance Company Ltd. (‘‘Travelers’’), Norwich Union, Quinn-direct Insurance Limited, Royal & Sun Alliance Insurance Group plc., Tokio Marine Europe Insurance Limited, Towergate and Zurich Re. In our U.S. insurance segment, we compete with Admiral Group PLC, CNA Financial Corporation, The Colony Group, Crum & Forster Holdings Corp., Pacific, Lexington Insurance Company, Markel, RLI Corp., RSUI Group Inc., Travelers, Scottsdale Insurance Company and XL.

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

Increased competition could result in fewer submissions, lower premium rates, and less favorable policy terms, which could adversely impact our growth and profitability. In addition, competition has accelerated from capital market participants who have created alternative products that are intended to compete with reinsurance products. While this increased competition has had some effect on our inwards business, we have also benefited from the wider availability of such alternative products when purchasing retrocession cover.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. On December 7, 2007, A.M. Best upgraded Aspen Bermuda’s financial strength rating to A (Excellent) from A− and affirmed Aspen U.K.’s rating financial strength rating of A (Excellent). As of February 15, 2008, our Insurance Subsidiaries are rated as follows:

Aspen U.K.

S&P	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A (Excellent) (third highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Bermuda

S&P	A (Strong) (seventh highest of twenty-two levels)

A.M. Best	A (Excellent) (third highest of fifteen levels)

Moody’s	A2 (Good) (eighth highest of twenty-three levels)

Aspen Specialty(1)

A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

(1)	As of January 1, 2008, substantially all excess and surplus lines business previously written by Aspen Specialty will be transitioned to and written by Aspen U.K. through Aspen Management and ASIS, our U.S. brokerage companies.

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of Aspen U.K.’s, Aspen Specialty’s and Aspen Bermuda’s ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from ‘‘A++’’ (Superior) to ‘‘F’’ (in liquidation). S&P maintains a letter scale rating system ranging from ‘‘AAA’’ (Extremely Strong) to ‘‘R’’ (under regulatory supervision). Moody’s maintains a letter scale rating system ranging from ‘‘Aaa’’ (Exceptional) to ‘‘C’’ (Lowest). These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s.

Employees

As of December 31, 2007, we employed 490 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2007 and 2006, our employees were located in the following countries:

	As at December 31, 2007	As at December 31, 2006
Country
United Kingdom	284	264
Bermuda	57	53
United States	137	124
France	3	3
Switzerland	3	0
Ireland	6	0
Total	490	444

Regulatory Matters

    General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less regulation than primary insurers.

The discussion below summarizes the material laws and regulations applicable to our Insurance Subsidiaries. We do not believe that any of our Insurance Subsidiaries is in violation of any such laws and regulations. In addition, our Insurance Subsidiaries have met and exceeded the solvency margins and ratios applicable to them.

    Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the ‘‘Insurance Act’’), regulates insurance and reinsurance business and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (‘‘BMA’’) under the Insurance Act; the day-to-day supervision of insurers is the responsibility of the BMA. Accordingly, the Insurance Act regulates the insurance business of Aspen Bermuda, which has been registered as a Class 4 insurer by the BMA; however, as a holding company, Aspen Holdings is not subject to Bermuda insurance regulations. The continued registration of an applicant as an insurer is subject to its compliance with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

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

Principal Representative.    An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Aspen Bermuda’s principal office is Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda, and Aspen Bermuda’s principal representative is Mr. David Skinner, Aspen Bermuda’s Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to BMA is given of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable ‘‘event’’ has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA setting forth all the particulars of the case that are available to the principal representative.

Independent Approved Auditor.    Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Aspen Bermuda, are required to be filed annually with the BMA. Aspen Bermuda’s independent auditor must be approved by the BMA and may be the same person or firm that audits Aspen Holdings’ consolidated financial statements and reports for presentation to its shareholders. Aspen Bermuda’s independent auditor is KPMG Bermuda.

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

Bermuda Guidance Notes.    The BMA has issued Guidance Notes, on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. In March 2005, the BMA issued the Guidance Notes through its web site at www.bma.bm, which provides guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Aspen Bermuda and other relevant parties to observe at all times.

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

    U.K. and E.U. Regulation

General.    The Financial Services Authority (the ‘‘FSA’’) is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of ‘‘regulated activities’’ (including deposit taking, insurance, investment management and most other financial services carried on by way of business in the U.K.), with the objectives of maintaining market confidence, promoting public understanding of the financial system, securing the appropriate degree of protection for consumers, and fighting financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

Under the Financial Services and Markets Act 2000 (‘‘FSMA’’), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Aspen U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general business. As an authorized insurer in the United Kingdom, Aspen U.K. would be able to operate throughout the European Economic Area (‘‘EEA’’), subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom may provide cross-border services in other member states of the EEA subject to notifying the FSA prior to commencement of the provision of services and to the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state subject to notifying the FSA prior to the establishment of the branch and the FSA not having good reason to refuse consent; in both cases the FSA will also notify the local regulatory body that may advise additional requirements specific to its jurisdiction that applies to the operation of the proposed classes of business. In May 2006, Aspen U.K. established a branch in Paris conducting reinsurance business only. In January 2008, Aspen U.K. opened a Dublin branch pursuant to the procedure set out above. The FSA remains responsible for the supervision of Aspen U.K.’s branches.

As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen U.K. is subject to supervision by the FSA. The FSA’s rules are contained in its Handbook of Rules & Guidance. The FSA requires directors and senior management to put in place systems and controls for the management of prudential risks; i.e., those risks that can reduce the adequacy of its financial resources, and as a result may adversely affect confidence in the financial system or prejudice consumers. In accordance with the section of the Handbook entitled ‘Senior Management Arrangements, Systems and Controls’, risk policies for each of insurance, credit, market, liquidity, operational and group risk are required to be set by the authorized insurer’s governing body. Aspen U.K. must also comply with applicable FSA insurance conduct of business rules in connection with the regulation of the sale and administration of general insurance. Changes in the scope of the FSA’s regulations from time to time may have a beneficial or an adverse impact on the business of Aspen U.K.

Given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is heavily impacted by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen U.K. will operate. One such directive, commonly known as the ‘‘Winding-Up Directive,’’ obliged the United Kingdom to ensure that, in any insolvency or reorganization proceedings concerning an insurer established in the United Kingdom, claims under insurance contracts receive priority over claims under reinsurance contracts. These rules, which were implemented into U.K. law in April 2003, may have the effect that prospective reinsureds may seek security for future claims under reinsurance policies issued by Aspen U.K. which would increase the cost to Aspen U.K. of writing reinsurance business.

E.U. directives are issued on a regular basis and may lead to changes such as increased or risk-based minimum capital requirements, although recent implementation of the Reinsurance Directive will have little impact on Aspen U.K. in the U.K. as the FSA has reflected the requirements of the Reinsurance Directive in its rules for some time. However the impact across Europe and the impact on Aspen Bermuda in relation to the provision of reinsurance to European cedants may be greater and cannot be certain until all member states have implemented the Reinsurance Directive.

In addition, the European Commission has clarified its approach to the application of E.U. competition law in the commercial insurance and reinsurance sectors. On September 25, 2007 the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. Aspen U.K. was not among the many companies to receive formal requests for information about business practices from the European Commission. Aspen U.K. does not currently consider that the Report has implications for Aspen U.K.’s business practices, but the Commission’s approach may change in the future.

Supervision.    The FSA carries out supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, risk assessment visits to insurance companies and regular formal interviews.

The FSA last carried out a risk assessment visit to Aspen U.K. during October and November of 2005. Aspen U.K. does not believe that any material items arose out of the visits. Aspen U.K. agreed to provide information to the FSA as requested and hold regular meetings with the FSA as required, six-monthly until January 2008. The FSA’s next risk assessment is currently underway. Aspen U.K. submitted an Individual Capital Assessment (ICA) on December 19, 2007 and an inspection visit by the FSA to Aspen U.K. is scheduled for April 2008. Together, these will inform the FSA’s risk assessment of the company.

Solvency Requirements.    Aspen U.K. is required to maintain a margin of solvency at all times, the calculation of which depends on the type and amount of insurance business written. The method of calculation of the solvency margin (or ‘‘capital resources requirement’’) is set out in the FSA’s Prudential Sourcebook for Insurers, and for these purposes, all assets and liabilities are subject to specific valuation rules. Failure to maintain capital resources equal to our increases of the capital resources requirement is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.  For financial years ending on or after January 1, 2004, the calculation of the required capital resources requirement has been amended as a result of the implementation of the E.U. Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has the effect of increasing the capital resources requirement for Aspen U.K.

Each insurance company is required to calculate an Enhanced Capital Requirement (‘‘ECR’’), which is a risk-based formula for calculating capital needs, in addition to its required minimum solvency margin. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due.  This process is called the Individual Capital Assessment (‘‘ICA’’). As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of ICAs. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer.

In addition, an insurer that is part of a group is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result where the ultimate parent undertaking is outside the EEA, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Restrictions on Dividend Payments.    U.K. company law prohibits Aspen U.K. from declaring a dividend to its shareholders unless it has ‘‘profits available for distribution.’’ The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s rules require maintenance of each insurance company’s solvency margin within its jurisdiction.

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

Change of Control.    The FSA regulates the acquisition of ‘‘control’’ of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired ‘‘control’’ for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired ‘‘control’’ of Aspen U.K.

Under FSMA, any person proposing to acquire ‘‘control’’ over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person’s application to acquire ‘‘control.’’ In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such ‘‘control’’ and that the interests of consumers would not be threatened by such acquisition of ‘‘control.’’ Failure to make the relevant prior application could result in action being taken against Aspen U.K. by the FSA.

Intervention and Enforcement.    The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized persons and approved persons.

Fees and Levies.    As an authorized insurer in the United Kingdom, Aspen U.K. is subject to FSA fees and levies based on Aspen U.K.’s gross written premiums and gross technical liabilities. The fees and levies charged by the FSA to Aspen U.K. are not material to the Company. Our fees and levies paid to the FSA were $0.3 million for 2007. The FSA also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme.

    Swiss Regulation

Aspen U.K. established a branch in Zurich, Switzerland to write property and casualty reinsurance. The local Swiss regulator, the Federal Office of Private Insurance (‘‘FOPI’’) has

confirmed that the Swiss branch of Aspen U.K. will not be subject to its supervision under the Insurance Supervision Law, so long as the Swiss branch only writes reinsurance. However, if Swiss legislation is amended, we may be subject to supervision by FOPI in the future. Currently, the FSA assumes regulatory authority over the Swiss branch.

    U.S. Regulation

Aspen Specialty is licensed and domiciled in North Dakota and is eligible to write surplus lines policies on an approved, non-admitted basis in 45 jurisdictions. Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts. It has resident licenses to transact business as a licensed insurance producer and surplus lines broker in Massachusetts, Georgia and Arizona. Aspen Management services only companies within the Aspen Group, and does not act on behalf of third parties or market directly to the public.

ASIS is a California-domiciled insurance producer authorized to place excess and surplus lines business emanating in California. ASIS is authorized to act on behalf of the Aspen Group and third parties, under California law.

Aspen Re America is incorporated in Delaware and functions as a reinsurance intermediary with offices in Connecticut, Illinois and New York. It currently holds a corporate Connecticut non-resident reinsurance intermediary license. It is also eligible to operate in Georgia. Similarly, ARA-CA was created in 2007 to serve as a California reinsurance intermediary. Aspen Re America and ARA-CA both act as brokers for Aspen U.K. only, and do not currently serve as intermediaries for third parties or market directly to the public, although they are authorized to do so under their state licenses.

U.S. Insurance Holding Company Regulation of Aspen Holdings.    Aspen Holdings, as the indirect parent of Aspen Specialty and Aspen U.S. Holdings, as the direct parent of Aspen Specialty, ASIS and Aspen Management are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is organized and domiciled. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the North Dakota Department of Insurance and to furnish annual financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance.

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

Legislative Changes.    On November 26, 2002, TRIA was enacted and has been extended and amended twice since then, most recently in 2007, now TRIPRA. The program is now scheduled to expire on December 31, 2014. TRIA is intended to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e. U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons.) Thus, effective December 26, 2007, we would be required to offer terrorism coverage including both domestic and foreign terrorism, and must therefore adjust the pricing of TRIA coverage as appropriate to reflect the broader scope of coverage being provided. TRIPRA does not require coverage under our reinsurance contracts covering U.S. risks.

Aspen Specialty and Aspen U.K. are also subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the company in such states. For example, in 2005 and 2006 they were subject to regulations and orders issues by certain state insurance departments as a result of Hurricanes Katrina and Rita. Emergency Orders and related regulations continue to be issued periodically by the states of Florida, Louisiana and Mississippi and may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to the company on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. For additional information on recent insurance legislation, see Part I, Item 1A, ‘‘Risk Factors—Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.’’

State Insurance Regulation.    State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty to file financial statements with insurance departments in every state where it is licensed or authorized or accredited or eligible to conduct insurance business; the operations of Aspen Specialty are subject to examination by those departments at any time.

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

Aspen Management which operates as a surplus lines brokerage company must also maintain appropriate licenses to transact such business in Massachusetts, Georgia, Arizona, and Illinois. Similarly, ASIS is licensed in California and must maintain producer licenses and surety bonds in California.

Aspen Re America, our primary reinsurance intermediary, is subject to Delaware law and is regulated by the Connecticut, Georgia, New York and Illinois departments of insurance. ARA-CA is regulated as a reinsurance intermediary by California.

North Dakota State Dividend Limitations.    Under North Dakota insurance law, Aspen Specialty may not pay dividends to shareholders that exceed the greater of 10% of Aspen Specialty’s statutory surplus as shown on its latest annual financial statement on file with the North Dakota Commissioner of Insurance, or 100% of Aspen Specialty’s net income, not including realized capital gains, for the most recent calendar year, without the prior approval of the North Dakota Commissioner of Insurance unless 30 days have passed after receipt by the North Dakota Commissioner of Insurance of notice of Aspen Specialty’s declaration of such payment without the North Dakota Commissioner of Insurance having disapproved of such payment. In addition, Aspen Specialty may not pay a dividend, except out of earned, as distinguished from contributed, surplus, nor when its surplus is less than the surplus required by law for the kind or kinds of business the company is authorized to transact, nor when the payment of a dividend would reduce its surplus to less than such amount. Aspen Specialty is required by North Dakota law to report to the North Dakota Commissioner of Insurance all dividends and other distributions to shareholders within five business days following the declaration thereof and not less than ten business days prior to payment thereof.

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

Statutory Accounting Principles.    Statutory accounting principles, or ‘‘SAP,’’ are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

Operations of Aspen U.K. and Aspen Bermuda.    Aspen U.K. and Aspen Bermuda are not admitted to do business in the United States, although Aspen U.K. is eligible to write surplus lines business in 48 states as an alien, non-admitted insurer. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers. We do not intend that Aspen Bermuda maintains an office or solicits, advertises, settles claims or conducts other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. With respect to Aspen U.K., Aspen U.K. does not maintain an office in the U.S. but writes excess and surplus lines business as an approved, but non-admitted, alien surplus lines insurer. It accepts business only though licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant binding authorities and retain third-party administrators, duly licensed, for the purpose of servicing U.S. clients. Aspen U.K. has also issued binding authorities to Aspen Management and ASIS.

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

For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $811.3 million and $810.2 million at December 31, 2006 and 2007, respectively. In the past, Aspen U.K. has applied for ‘‘trusteed reinsurer’’ approvals in states where U.S. cedants are domiciled and is currently an approved trusteed reinsurer in 49 U.S. jurisdictions.

Recent and continuing well-publicized debates within the NAIC concerning proposals by non-U.S. reinsurers to move to a geographically agnostic credit for reinsurance framework have not as yet produced any specific NAIC proposals that might lead to reinsurance collateral reductions. Recent proposals in Florida and New York to adopt a ratings-based credit for reinsurance standards could lead to collateral reductions for reinsurers, like Aspen U.K., that are highly rated and that possess at least $250 million in capital and surplus.

Aspen U.K. is also writing surplus lines business in certain states, as noted above. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers (‘‘Quarterly Listing’’) that is maintained by the International Insurers Department (‘‘IID’’) of the NAIC. Aspen U.K.’s name listed initially and remains today on the Quarterly Listing.

Pursuant to the IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount was $5.4 million. In subsequent years, Aspen U.K. was required to add an amount equal to 30% of its U.S. surplus lines liabilities, as at year-end and certified by an actuary, subject to a maximum of $60 million. In September 2006 the NAIC adopted a proposal to substitute a $100 million trust fund maximum for the $60 million trust fund ‘‘cap’’ and to alter the basic funding formula. Accordingly, effective July 31, 2007, Aspen U.K. increased its surplus lines trust fund to $ 72.1 million, as the trust fund standard adjusted to an amount equal to 30% of surplus lines policy liabilities for the first $200 million of such liabilities, subject to a minimum of $5.4 million. Required funding percentages now decrease as surplus lines policy liabilities increase, with the top tranche of liabilities in excess of $1 billion funded at 15%.

As with the IID, certain jurisdictions require annual requalification filings. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers and directors’ biographical affidavits and similar information.

Apart from the financial and related filings required to maintain Aspen U.K.’s place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Aspen U.K. generally is not be subject to much regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Aspen U.K.’s surplus lines transactions. Similarly, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. may be subject to state-specific incidental regulations in areas such as those pertaining to post-disaster Emergency Orders as noted above. We monitor all states for such activities and comply as necessary to pertinent legislation or insurance department directives, for all affected subsidiaries.

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

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. To date, overall, we have not been required to make any of these adjustments. It is expected that in the future, the number of claims will increase, and their size and severity could exceed our expectations. If unpredictable catastrophic events occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our reserve requirements, our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.

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

Each of our Insurance Subsidiaries’ reserving process and methodology is subject to a quarterly review for which reserves are set at a group level as agreed by the Reserving Committee, the results of which are presented to and reviewed by our Audit Committee. Establishing an appropriate level of loss reserves is an inherently uncertain process. The inherent uncertainties of loss reserves generally are greater for the reinsurance business as compared to the insurance business, principally due to the necessary reliance on the ceding company or insurer for information regarding losses, and the lapse of time from the occurrence of the event to the reporting of the loss to the reinsurer and the ultimate resolution or settlement of the loss. In addition, although we conduct our due diligence on the transactions we underwrite in connection with our reinsurance business, we are also dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. Accordingly, actual claims and loss expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements incorporated herein by reference.

Our financial condition and results of operations could be adversely affected by the occurrence of catastrophic events such as natural disasters.

As a part of our insurance and reinsurance operations, we have assumed substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, floods, tornadoes, and wildfires. Many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years).

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

We manage our exposure to catastrophic losses by analyzing the probability and severity of the occurrence of catastrophic events and the impact of such events on our overall reinsurance and investment portfolio. We use various tools to analyze and manage the reinsurance exposures we assume from ceding companies and risks from a catastrophic event that could have an adverse effect on our investment portfolio. Our submission management system, along with our accumulation control system, enables us to simulate the effect on our portfolio’s probable maximum loss of different participations on each treaty ahead of each renewal period. This enables us to manage our aggregate exposures efficiently, control our probabilistic exposures and ensure that our capacity is deployed appropriately. Our proprietary risk modeling software enables us to assess the adequacy of risk pricing and to monitor our overall exposure to risk in correlated geographic zones. Our models and systems are new and relatively untested and we can give no assurance that the models and assumptions used will accurately predict losses. Further, we can give no assurance that it is free of defects in the modeling logic or in the software code. In addition, we have not sought copyright or other legal protection of our proprietary accumulation management system.

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

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we must pay losses that exceed a specified retention. In addition, we limit program size for each client and purchase reinsurance for our own account. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, though we may not be able to obtain such limits based on market conditions at such time. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be placed on creditwatch, revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. On December 7, 2007, A.M. Best upgraded Aspen Bermuda’s financial strength rating to A (Excellent) from A− and affirmed Aspen U.K.’s rating financial strength rating of A (Excellent). If our ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry would suffer and it would be more difficult for us to market our products and to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of earned premium to the ceding client in the event of a downgrade. It is increasingly common for our reinsurance contracts to contain such terms, though we would typically resist agreeing such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, results of operations, our liquidity and financial flexibility.

In addition, several agreements we have with third parties would be impacted by a failure to maintain specified ratings. A downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below ‘‘B++’’ or by S&P below ‘‘A−’’ would constitute an event of default under our revolving credit facility with Barclays Bank PLC, which might adversely impact our liquidity and financial flexibility.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited annual historical information through December 31, 2007.

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

Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited annual historical information through December 31, 2007. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Our purchase of reinsurance subjects us to third-party credit risk, such reinsurance may not be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. These reinsurers are dependent on their ratings in order to continue to write business, and a few have suffered downgrades in ratings as a result of their exposure to hurricanes in the past. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we remain liable to the reinsured.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We have sought alternative ways of reducing our risk such as catastrophe bonds, and we may seek other ways such as sidecars or other capital market solutions, which solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are unable to predict the extent to which the courts may expand the theory of liability under a casualty insurance contract, such as the range of the occupational hazards causing losses under employers’ liability insurance. In particular, our exposure to casualty reinsurance and U.K. liability insurance increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the ‘‘long-tail’’ nature of these lines of business. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued.

We may face increased exposure as a result of litigation related to the sub-prime housing market crisis. Shareholders are bringing securities class actions against companies and lawsuits against company executives and officers at U.S. sub-prime lenders, real estate investment trusts (REITs), and certain financial institutions. Actions like this could result in significant professional liability claims on director and officer (D&O) and errors and omissions (E&O) policies. The full extent of our liability and exposure to international financial institutions and U.S. professional liability claims in our casualty reinsurance segment may not be known for many years after a contract is issued. Our exposure to this uncertainty will grow as our long-tail casualty businesses grow, because in these lines claims can typically be made for many years, making them more susceptible to these trends than other lines of business, which may be more typically ‘‘short-tail.’’ We may fail to mitigate our exposure to these growing uncertainties.

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

We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. For example, we generally exclude acts of terrorism and losses stemming from nuclear, biological, chemical and radioactive events; however, some states in the United States do not permit exclusion of fires following terrorist attacks from insurance policies and reinsurance treaties. Where we believe we are able to obtain pricing that adequately covers our exposure, we have written a limited number of reinsurance contracts covering solely the peril of terrorism, including losses stemming from nuclear, biological, chemical and radioactive events. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially adversely affected.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain staff.

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. We rely substantially upon the services of our senior management team. Although we have employment agreements with all of the members of our senior management team, if we were to unexpectedly lose the services of members of our senior management team our business could be adversely affected. We do not currently maintain key man life insurance policies with respect to any of our employees.

The loss of underwriters or underwriting teams could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our team of underwriters in various business lines. Although we are not aware of any planned departures, the loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel. In addition, the loss of services of underwriters could strain our ability to execute our new business lines, as described elsewhere in this report. In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and results of operations.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda government announced a policy limiting the duration of work permits to six years, with certain exemptions for key employees. The government in Bermuda has also considered from time to time, legislation that could impose burdens on companies that may make it more difficult to operate in Bermuda. Only three members of Aspen Bermuda’s management team (or other officers) based in Bermuda are Bermudian. As of December 31, 2007, we had 57 employees in Bermuda. Three of these employees are Julian Cusack, the current Chairman and CEO of Aspen Bermuda, James Few, our Head of Property Reinsurance and Kate Vacher, our Underwriting Director. Julian Cusack, James Few and Kate Vacher are non-Bermudian and are working under work permits that have expired or will expire in March 2008. We have submitted applications for renewal which are currently pending with the Department of Immigration for consideration. Messrs. Cusack and Few and Ms. Vacher have key worker status and therefore term limits do not apply. In such case, their work permits would only not be renewed in the event that a Bermudian is qualified to perform their duties. In 2007, we recruited and continue to recruit additional employees to work in Bermuda for the Company or Aspen Bermuda. None of our current Bermuda employees for whom we have applied for a work permit has been denied. It is possible that we could lose the services of Julian Cusack, James Few, Kate Vacher or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

We may be unable to enter into sufficient reinsurance security arrangements and the cost of these arrangements may materially impact our margins.

As non-U.S. reinsurers, Aspen Bermuda and Aspen U.K. are required to post collateral security with respect to liabilities they assume from ceding insurers domiciled in the United States. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit in their U.S. statutory financial statements with respect to liabilities ceded to unlicensed or unaccredited reinsurers. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trust assets are held by the ceding company. Aspen U.K. and Aspen Bermuda are required to post letters of credit or establish other security for their U.S. cedants in an amount equal to 100% of reinsurance recoverables under the agreements to which they are a party with the U.S. cedants.

In late 2007, chief insurance regulators in both Florida and New York proposed similar ‘‘ratings based’’ credit for reinsurance proposals. In relevant part, non-U.S. reinsurers like Aspen U.K. that are located in approved jurisdictions and that maintain (i) minimum capital and surplus of at least $250 million and (ii) specified ratings from at least two nationally recognized rating agencies, would be able to reduce their current reinsurance funding level of 100% of gross reinsurance liabilities.

U.S. cedants would still be able to take 100% statement credit, at least for purposes of financial statements filed in Florida and New York, despite Aspen U.K.’s reduced funding. It is uncertain when such proposals will be formally promulgated as regulations and if promulgation will go unchallenged by opponents of reinsurance collateral reduction.

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity,’’ to satisfy these requirements. If these facilities are not sufficient or if we are unable to renew these facilities at their expiration due to credit market constraints or unable to arrange for other types of security on commercially acceptable terms, the ability of Aspen Bermuda and Aspen U.K. to provide reinsurance to U.S.-based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law or under our investment guidelines. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2007, we have $1,953.2 million in such trust funds.

Government authorities are continuing to investigate the insurance industry, which may adversely affect our business.

The attorneys general for multiple states and other insurance regulatory authorities have been investigating a number of issues and practices within the insurance industry, and in particular insurance brokerage practices. These investigations of the insurance industry in general, whether involving the company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future financial results or results of operations.

In addition, the European Commission has clarified its approach to the application of EU competition law in the commercial insurance and reinsurance sectors. On September 25, 2007 the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. Aspen U.K. was not among the many companies to receive formal requests for information about business practices from the European Commission. Aspen U.K. does not currently consider that the Report has implications for Aspen U.K.’s business practices, but the Commission’s approach may well change.

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS, Aspen Re America and ARA-CA will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See ‘‘—Our reliance on brokers subjects us to their credit risk’’ and ‘‘—Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us’’ below.

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

Our expansion in the United Kingdom, United States and Bermuda and our establishment of branch offices in Dublin, Paris and Zurich have placed and will continue to place increased demands on our financial, managerial and human resources. In addition, the increased regulatory complexity of our business brought about by operating in multiple jurisdictions increases our regulatory risk profile. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. We have developed and are in the process of implementing new information technology systems, including underwriting and financial support systems. To the extent we are not able to develop and implement new systems that meet our business needs, we may be required to continue with our existing arrangements or accept a less sophisticated system. Our future profitability depends in part on our ability to further develop our resources and effectively manage such transition or expansion. Our inability to achieve such development or effective management may impair our future financial results.

Acquisitions or strategic investments that we may make could turn out to be unsuccessful.

As part of our strategy, we may pursue growth through acquisitions and/or strategic investments in businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, higher levels of claims than is reflected in reserves and an inability to generate sufficient revenue to offset acquisition costs. Any future acquisitions may expose us to operational risks including:

•	integrating financial and operational reporting systems;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected; and

•	financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.

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

We may fail to execute our strategy in our new lines of business, which would impair our future financial results.

Our expansion in 2007 into new lines of business such as professional liability insurance, excess casualty and non-marine and transportation liability and our expansion in 2008 into political risk and financial institutions present us with new and expanded challenges and risks which we may not manage successfully. We are continuing to expand our claims management function to support these new lines of business. In general, our techniques for evaluating and modeling risk in these new lines of business are not as developed as the models for pre-existing lines of business. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

Our investment performance may affect our financial results and ability to conduct business.

Our funds are invested by several professional investment management firms under the direction of our Investment Committee in accordance with detailed investment guidelines set by us. See ‘‘Business—Investments’’ under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity, our investments are subject to general economic conditions, market risks and fluctuations, as well as to risks inherent in particular securities. Consequences of the recent defaults in the U.S. sub-prime mortgage market, and the significant ratings downgrades of some credits, may put our investments at risk. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to incur capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. For the twelve months ended December 31, 2007, 52.1% or $299.0 million, of our operating income was derived from our net invested assets.

Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our financial results and ability to conduct business.

As of December 31, 2007, we have invested 9.5% of our investment portfolio in funds of hedge funds. The funds of hedge funds in which we invest follow strategies that involve investing in a broad range of investments, some of which may be volatile. Further, because the funds in which we invest impose limitations on the timing of withdrawals, we may be unable to withdraw our investment from a particular fund on a timely basis. Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our financial results and ability to conduct business.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains fixed income securities which may be adversely affected by changes in interest rates. The movement of market interest rates has been volatile during 2007. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, if interest rates decline, funds reinvested will earn less than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a portfolio, diversified by obligor and emphasizing higher-rated securities, with a relatively short duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

Profitability may be adversely impacted by inflation.

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability/casualty business in the United States, the United Kingdom and Australia, where claims’ inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our segments are the U.S. Dollar and the British Pound. For the twelve months ended December 31, 2007, 2006 and 2005, 10.3%, 12.1% and 9.2% respectively of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

We have used forward exchange contracts to manage our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks.

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

Aspen U.K.    Aspen U.K. has authorization from the FSA to write all classes of general insurance business in the United Kingdom. As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen U.K. will be subject to close supervision by the FSA. Changes in the FSA’s requirements from time to time may have an adverse impact on the business of Aspen U.K.

If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen U.K. and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we can give no assurance that these material connected party transactions will not be subject to regulatory intervention by the FSA. See Part III, Item 13, ‘‘Certain Relationships and Related Transactions, and Director Independence.’’

Aspen U.K. is required to provide the FSA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA’s rules. In this regard, if Aspen Bermuda or Aspen Specialty were to experience financial difficulties, it could affect the ‘‘solvency’’ position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen U.K. Furthermore, any transactions between Aspen U.K., Aspen Specialty and Aspen Bermuda that are material connected party transactions would also have to be reported to the FSA. We can give no assurance that the existence or effect of such connected party transactions and the FSA’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where Aspen U.K. has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA with regard to Aspen U.K.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom must comply with E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen U.K. will operate. A general review of E.U. insurance directives, known as ‘‘Solvency II’’, is currently in progress and may lead to changes such as increased or risk-based minimum capital requirements though these are not expected to be introduced in the near future. On December 10, 2005 the EU Reinsurance Directive came into force. Member states had until December 9, 2007 to implement the directive into domestic law. The U.K. completed its implementation of the E.U. Reinsurance Directive on December 10, 2007. Reinsurance business is already subject to regulation in the U.K. and the implementation of the Reinsurance Directive is unlikely to materially adversely affect Aspen U.K. However, we can give no assurance that this will be the case. In addition, the E.U. Reinsurance Directive could have an adverse effect on our other Insurance Subsidiaries, such as Aspen Bermuda, as in order to conduct reinsurance business in an EEA state, Aspen Bermuda would be required to comply with the regulations set out in such state, which may differ in each state. Therefore, it may be more difficult for Aspen Bermuda to write reinsurance business in EEA states.

Similarly we can give no assurance that E.U. competition laws will not be applied within the sectors in which Aspen U.K. is currently active. Although Aspen U.K. does not currently expect to be adversely affected by any follow-on enforcement action by the European Commission as a result of the Commission’s report on competition in the commercial insurance and reinsurance sectors (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556), unexpected changes to market practices may be necessary or desirable as a result of any action taken by the Commission.

The Direct Offshore Foreign Insurers legislation (DOFI bill) was passed in Australia which requires any insurer wanting to carry on insurance business in Australia to be authorized with the Australian Prudential Regulatory Authority from July 1, 2008, a process which is currently taking 6-12 months to obtain. Even though Aspen U.K. has lodged its initial application, if Aspen U.K. is not authorized by such date, our business could be adversely affected on as we will not be able to accept any placement of insurance business in the Australian market.

The FSA requires insurers and reinsurers to calculate their ECR which includes capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA had already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. In addition, the FSA may give guidance regularly to insurers under ‘‘individual capital guidance,’’ which may result in guidance that a company should hold in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K.

Aspen U.K. is presently admitted to do business in the United Kingdom and is authorized to conduct business in Canada, Zurich, Ireland and other EEA states. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and claim that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.

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

The BMA intends to introduce within the next year a risk-based capital adequacy test for major insurance companies in Bermuda, namely Class 4 insurers like Aspen Bermuda. The BMA’s proposed risk-based system would introduce a standardized modelling tool and regulatory changes which once implemented may result in increased capital requirements and scrutiny for Aspen Bermuda.  We do not believe that the BMA’s risk-based approach will have a material impact on Aspen Bermuda’s operations.

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

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, TRIA was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law has been extended twice, most recently on December 26, 2007, and is currently scheduled to expire on December 31, 2014. TRIA established a federal assistance program to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e., U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons.) Thus, effective December 26, 2007, Aspen Specialty is required to offer terrorism coverage including both domestic and foreign terrorism, and must therefore adjust the pricing of TRIA coverage as appropriate to reflect the broader scope of coverage being provided.

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

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. If you require dividend income you should carefully consider these risks before investing in us. For more information regarding restrictions on the payment of dividends by us and our Insurance Subsidiaries, see ‘‘Business—Regulatory Matters’’ in Item 1 above and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity’’ in Part II, Item 7.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, to deploy capital into more profitable business lines, to identify acquisition opportunities and to establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on a regular basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our additional needs for capital will depend on our actual claims experience, especially for any catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.

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

A number of Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate and have also raised additional capital to support their operations. Many of these entities derive their profits primarily through Bermuda operations and, consequently, may achieve a lower overall global effective tax rate than we do. In addition, as a result of the increases in premium rates in 2006 and 2007 in selected lines of business due to the 2005 hurricanes, a number of new Bermuda-based start-up entities have raised capital and compete in lines of business similar to our lines of business. Several insurance and reinsurance entities have also entered into reinsurance arrangements with ‘‘sidecar’’ reinsurers, enabling those entities to increase their reinsurance capacity and thereby increasing competition for reinsurance contracts. We may not be aware of additional companies that may be planning to enter the lines of business of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital.

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

The supply of insurance and reinsurance coverage is impacted by governmental initiatives, such as those following withdrawal of capacity and substantial reductions in capital following each of the terrorist attacks of September 11, 2001 and the 2004 and 2005 hurricanes in the United States. At such time, the tightening of supply resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. Government-sponsored initiatives in other countries to address the risk of losses from terrorist attacks are similarly subject to change which may impact our business.

For example, on November 26, 2002, TRIA was enacted and has been extended and amended twice since then, most recently on December 26, 2007. TRIA is intended to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 85% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e., U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons.) Thus, effective December 26, 2007, insurers are required to offer terrorism coverage including both domestic and foreign terrorism, and must therefore adjust the pricing of TRIA coverage to reflect the broader scope of coverage being provided.

In addition, following Hurricanes Katrina and Rita, certain states adopted rules and orders restricting the ability of insurers to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Regulations and orders that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict Aspen Specialty’s ability to exit unprofitable markets or adjust its participation levels and may impact Aspen U.K. as well.

During 2007, certain states, e.g., Louisiana, Mississippi and Texas, considered changes to the local ‘‘wind pools’’; i.e., mechanisms to spread storm losses in coastal locations to all licensed property insurers. While none of these states is able to assess surplus lines insurers to pay for wind pool shortfalls, surplus lines policies can be assessed in Louisiana and Mississippi, as in Florida. Insureds, rather than surplus lines insurers, pay such assessments. These same states are likely to consider expanding state owned, publicly funded risk bearing entities that would support licensed property insurers with respect to hurricane losses sustained by properties in coastal locations. To the extent that such entities are expanded in one or more states, business that might otherwise have been placed on a surplus lines basis would be retained by licensed insurers and licensed insurers would be less inclined to purchase reinsurance from private market reinsurers such as Aspen U.K. or Aspen Bermuda.

We are currently unable to predict how states that continue to be affected by the risk of hurricanes will respond with regulatory restrictions on surplus lines insurers and how this may affect the demand for, pricing of, or the supply of our products or the risks that our customers may expect us, and our competitors, to underwrite. Any significant regulatory restrictions in the markets in which we operate may have a material adverse impact on our business and results of operations.

For example, in January 2007, Florida enacted legislation that doubled the aggregate reinsurance capacity of the Florida Hurricane Catastrophe Fund (the ‘‘FHCF’’), the reinsurance facility established by the state, from $16 billion to approximately $32 billion. In addition, the legislation reduced the industry loss retention level from $6 billion to $5 billion, $4 billion or $3 billion, as determined by participants. During the 2008 to 2009 hurricane seasons, the legislation also adds coverage above and below the existing FHCF program. Under the Florida legislation, the state-run insurer of last resort, Citizens Property Insurance Corporation, has also increased its underwriting capacity and has greater freedom to charge lower rates. In addition, Citizens Property Insurance Corporation has recently obtained approval to write commercial property insurance business. The capacity extension, lower retention levels and authorization to write commercial property insurance will lead to an increase in government-sponsored entities’ share of Florida’s property catastrophe re/insurance market and may impact our business plan. Other U.S. states; e.g., Georgia, are considering similar capacity expansions of their state-sponsored pools.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, and bidding practices could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity.

Contingent commission arrangements and finite‐risk reinsurance have been a focus of investigations by the SEC, the U.S. Attorney’s Offices, certain state Attorneys General and insurance departments.

Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from Placement Service Agreements (‘‘PSAs’’). As a result, it is possible that policy commissions or brokerage that we pay may increase in the future and/or that different forms of contingent commissions will develop in the future. Any such additional expense could have a material adverse effect on our financial conditions or results.

At this time, we are unable to predict the potential effects, if any, that this lawsuit may have upon us, the insurance and reinsurance markets in general or industry and reinsurance business practices or what, if any, changes may be made to laws and regulations regarding the industry. Any of the foregoing could adversely affect our business, financial condition, or results of operations.

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

As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Although premium levels for many products have increased in the recent past, we are entering a softening market in most of our lines of business. In respect of current market conditions, see Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Conditions, Rate Trends and Developments in 2008.’’ Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

The nature and level of catastrophes in any period cannot be predicted, and the frequency and severity of such loss activity has recently fluctuated greatly and industry models may not adequately predict such losses.

The 2004 and 2005 hurricane seasons showed a marked increase in windstorm activity, and although the 2006 and 2007 seasons were relatively more benign, the possibility of greater hurricane losses may continue in future seasons. Both the total number of storms and their intensity were greater than recent years, as were corresponding claims and loss activity, as evidenced by Hurricanes Katrina, Rita and Wilma in 2005. We must assess the likelihood that this increased windstorm activity will continue. In any event, the customary industry-accepted methods of underwriting, reserving or investing may not be adequate and we may need to develop new means of managing risks related to catastrophes. For example, industry catastrophe pricing, accumulation and estimated loss models use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. Although the industry and we use models developed by third-party vendors in assessing our exposure to catastrophe pricing, accumulation and estimated losses, which assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. These models have been evolving since the early 1990s. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. These limitations are evidenced by: significant variation in estimates between models and modelers; material increases and decreases in model results over time due to changes in the models and refinement of the underlying data elements and assumptions; questionable predictive capability over time intervals; and post-event measurement that have provided ranges of estimates that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of policy language, mold losses, demand surges, accumulations of losses under similar policies and loss adjustment expenses, each of which are subject to wide variation by storm.

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

As of December 31, 2007, there were 85,626,457 ordinary shares outstanding. Of these shares, a substantial majority are freely transferable, except for any shares sold to our ‘‘affiliates,’’ as that term is defined in Rule 144 under the Securities Act.

On December 21, 2007, we filed a universal shelf registration statement on Form F-3 with the SEC for an unlimited number of ordinary shares that may be offered for sale by some of our shareholders.

We have entered into an amended and restated registration rights agreement, dated November 14, 2003, with founding shareholders, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. At any time any remaining founding shareholder or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate at least $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares, subject to the limitations and restrictions provided in the agreement. We may effect any such future registration request under the Form F-3, in which case the related public offering may occur on short notice. Any announcement relating to a registration, offering or sale of our ordinary shares, under the Form F-3 or otherwise, could adversely affect the market price of our ordinary shares.

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

Moreover, as of February 1, 2008, an additional 1,302,757 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Appleby Services (Bermuda) Ltd, formerly Appleby (Bermuda) Trust Limited (the ‘‘Names’ Trustee’’), as successor trustee of the Names’ Trust, which holds the options (the ‘‘Names’ Options’’) and shares for the benefit of the members of Syndicate 2020 who are not corporate members of Wellington. The Names’ Trustee may exercise its options on a cashless basis, which allows it to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. Ordinary shares issued upon the exercise of options on a cashless basis will be issued as a bonus issue of shares in accordance with section 40(2)(a) of the Companies Act. This section provides that the share premium account of a company may be applied in paying up shares issued to shareholders as fully paid shares. This cashless exercise feature may provide an incentive for Wellington and the Names’ Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate and substantial dilution of your investment.

In addition, we have filed registration statements on Form S-8 under the Securities Act to register ordinary shares issued or reserved for issuance under our share incentive plan and our non-employee director plan and our non-employee director plan. Subject to the exercise of issued and outstanding options and shareholder agreements between the Company and individual employees, shares registered under the registration statement on Form S-8 may be available for sale into the public markets.

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

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as ‘‘controlled shares’’ (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a ‘‘9.5% U.S. Shareholder’’) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual PIERS or to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (the ‘‘Perpetual Preference Shares’’)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. ‘‘Controlled shares’’ includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2007, there were 85,626,457 ordinary shares outstanding of which 8,134,514 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

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

The FSA regulates the acquisition of ‘‘control’’ of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired ‘‘control’’ for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired ‘‘control’’ of Aspen U.K. Under FSMA, any person proposing to acquire ‘‘control’’ over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the

FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire ‘‘control.’’ In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such ‘‘control’’ and that the interests of consumers would not be threatened by such acquisition of ‘‘control.’’ Failure to make the relevant prior application would constitute a criminal offense.

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

Our Perpetual PIERS, our perpetual preference shares that are issuable upon conversion of our Perpetual PIERS at the option of the holders thereof and our Perpetual Preference Shares will rank senior to our ordinary shares with respect to the payment of dividends. As a result, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares have been declared and paid (or declared and a sum (or, if we so elect with respect to our Perpetual PIERS and underlying perpetual preference shares, ordinary shares) sufficient for the payment thereof has been set aside), we cannot declare or pay a dividend on our ordinary shares. Under the terms of our Perpetual PIERS and our Perpetual Preference Shares, these restrictions will continue until full dividends on all outstanding Perpetual PIERS, underlying perpetual preference shares and Perpetual Preference Shares for four consecutive dividend periods have been declared and paid (or declared and a sum (or, if we so elect with respect to our Perpetual PIERS and underlying perpetual preference shares, ordinary shares) sufficient for the payment thereof has been set aside for payment).

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

Business Combinations with Large Shareholders or Affiliates.    As a Bermuda company, we may enter into business combinations with our large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from our Board of Directors. Under Bermuda law, amalgamations require the approval of the Board of Directors, and except in the case of amalgamations with and between wholly-owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from our Board of Directors or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or our bye-laws would require Board of Directors’ approval and, in some instances, shareholder approval of such transactions.

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

For example, our bye-laws contain the following provisions that could have such an effect:

•	election of directors is staggered, meaning that members of only one of three classes of directors are elected each year;

•	directors serve for a term of three years (unless 70 years or older);

•	our directors may decline to approve or register any transfer of shares to the extent they determine, in their sole discretion, that any non-de minimis adverse tax, regulatory or legal consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates would result from such transfer;

•	if our directors determine that share ownership by any person may result in material adverse tax consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates, we have the option, but not the obligation, to purchase or assign to a third party the right to purchase the minimum number of shares held by such person solely to the extent that it is necessary to eliminate such material risk;

•	shareholders have limited ability to remove directors; and

•	if the ordinary shares of any U.S. Person constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares of such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%.

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

Our non-U.S. companies may be subject to U.S. tax and that may have a material adverse effect on our results of operations and your investment.

If Aspen Holdings or any of its foreign subsidiaries were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Management and WU Inc.)

Aspen Holdings and Aspen Bermuda are Bermuda companies, and Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services and AIUK Trustees are U.K. companies. We intend to manage our business so that each of these companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to Aspen Re America, ARA-CA, ASIS and Aspen Management, as well as the binding authorities previously granted to WU Inc.) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the Aspen Re America, ARA-CA, ASIS, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (‘‘IRS’’) will not contend successfully that some or all of Aspen Holdings or its foreign subsidiaries is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

None of us, except for Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services and AIUK Trustees, is incorporated in the United Kingdom. Accordingly, none of us, other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services, should be treated as being resident in the United Kingdom for corporation tax purposes unless our central management and control is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of us, other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services, intends to manage our affairs so that none of us, other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services, is resident in the United Kingdom for tax purposes.

A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.

Each of us, other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services (which should be treated as resident in the United Kingdom by virtue of being incorporated and managed there) intends that we will operate in such a manner so that none of us (other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services), carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us (other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services) are/is trading in the United Kingdom through a permanent establishment.

The United Kingdom has no income tax treaty with Bermuda. There are circumstances in which companies that are neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on the profits of a trade carried on there even if that trade is not carried on through a permanent establishment but each of us intends that we will operate in such a manner that none of us will fall within the charge to income tax in the United Kingdom (other than by deduction or withholding) in this respect.

If any of us, other than Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom through a permanent establishment, our results of operations could be materially adversely affected.

The arrangements between Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services and each of us are subject to the U.K. transfer pricing regime. Consequently, if any agreement is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustments will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services’ tax charge.

Possible changes to the U.K. system of taxation of foreign profits are currently under active consideration by Her Majesty’s Treasury. Consultation is ongoing to discuss an exemption system for foreign dividends, changes to the U.K. Controlled Foreign Company rules and interest deductibility. Any changes (not expected to take effect before 1 April 2009) may impact Aspen U.K. Holdings, Aspen U.K. and Aspen U.K. Services’ tax charge.

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the ‘‘controlled foreign corporation’’ (‘‘CFC’’) rules.

If you are a ‘‘10% U.S. Shareholder’’ (defined as a U.S. Person (as defined below) who owns (directly, indirectly through foreign entities or ‘‘constructively’’ (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a foreign corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through foreign entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s ‘‘subpart F income,’’ even if the subpart F income is not distributed. ‘‘Subpart F income’’ of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if ‘‘10% U.S. Shareholders’’ own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., ‘‘constructively’’)) more than 50% of the total combined voting power of all classes of voting stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

For purposes of this discussion, the term ‘‘U.S. Person’’ means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under ‘‘Bye-laws’’ in part II, Item 5(g) below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its foreign subsidiaries. It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.

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

The section 1248 of the Internal Revenue Service Code of 1986, as amended, in conjunction with the RPII rules provides that if a U.S. Person disposes of shares in a foreign insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Aspen Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

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

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress that would, if enacted, deny the applicability of reduced rates of tax to ‘‘qualified dividend income’’ paid by any corporation organized under the laws of a foreign country which does not have a comprehensive income tax system, such as Bermuda. It is possible that this legislative proposal could become law before 2011 or that it could apply retroactively. Therefore, depending on whether, when and in what form this legislative proposal is enacted, we cannot assure you that any dividends paid by us in the future would qualify for reduced rates of tax.

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

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for underleases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

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

In the second quarter of 2007, we terminated the lease on our Marlton, New Jersey office, relocating the business to our Rocky Hill, Connecticut office. In August 2007, we entered into a lease with Delaware Limited Partnership for our premises in Atlanta, Georgia. The term expires in August 2015 and the annual rent is $288,000 for the first year increasing to $375,000 in the last year.

In the fourth quarter of 2007, we also leased a small office in Pasadena, California. The term is for five years and the annual rent is $114,000 for the first year increasing to $136,000 in the last year. We also have some leased space in Manhattan Beach, California for which the annual rent is $14,000.

We also lease serviced office space in Paris, France, Zurich, Switzerland and Dublin, Ireland at a total annual cost of approximately $774,000. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Our ordinary shares began publicly trading on December 4, 2003. Our NYSE symbol is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
	High	Low
Period
2007
First Quarter	$27.35	$25.20	$0.15
Second Quarter	$28.70	$25.62	$0.15
Third Quarter	$28.68	$22.63	$0.15
Fourth Quarter	$30.34	$26.12	$0.15
2006
First Quarter	$24.90	$21.67	$0.15
Second Quarter	$25.05	$21.53	$0.15
Third Quarter	$25.83	$22.49	$0.15
Fourth Quarter	$27.05	$24.66	$0.15

(b)    As of February 1, 2008, there were 111 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of our Perpetual PIERS and Perpetual Preference Shares.

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

(d)    In connection with our Names’ Options (as defined below), under the Option Instrument (as defined below), the Names’ Trustee may exercise the Names’ Options on a monthly basis. The Names’ Options were exercised on a cashless basis at the exercise price as described further below under Item 5(h). As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries in the three months ending December 31, 2007.

Date Issued	Number of Shares Issued
October 15, 2007	91
November 15, 2007	247

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

(e)    In the fourth quarter of 2007, we made the following share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans of Programs
September 28, 2007 (1)	1,760,199	$28.41	1,760,199	$50 million
November 9, 2007 (2)	1,631,138	$27.87	1,631,138	$0 million
November 23, 2007 (3)	38,946	$28.04	—	—

(1)	On September 28, 2007, we entered into a Master Confirmation agreement with Goldman, Sachs & Co. (‘‘Goldman Sachs’’) in connection with an accelerated share repurchase (‘‘ASR’’) for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,644,415 shares on October 25, 2007. When the contract expires, the Company may receive and subsequently cancel up to a further 143,359 shares, with the actual number being determined by the volume weighted average price of our shares over the period from October 22, 2007 (the end of the hedge period) and the date of termination less a discount. On January 25, 2008, the ASR was completed pursuant to which we canceled an additional 115,784 ordinary shares.
(2)	On November 9, 2007, we entered into a contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. When the contract expires, we may receive and subsequently cancel up to a further 298,165 shares, with the actual number being determined by the volume weighted average price of our shares over the period from November 23, 2007 (the end of the hedge period) and the date of termination, less a discount. Apart from our payment of $50 million on November 9, 2007, we will make no further payments or transfer shares under this contract, except under certain circumstances in connection with friendly acquisitions.
(3)	Shares repurchased from the Names’ Trustee on December 4, 2007, pursuant to an agreement dated November 23, 2007.

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

We also entered into an amended and restated registration rights agreement dated as of November 14, 2003 with the existing shareholders prior to our initial public offering, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. Any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that holds in the aggregate $50 million of our shares has the right to request registration for a public offering of all or a portion of its shares. In March 2005, our shareholders exercised their registration rights and sold 7,320,000 of their ordinary shares in registered underwritten offering, which included the underwriters’ exercise of their over-allotment option. In December 2005, Wellington exercised its registration rights and sold 6,000,000 of its ordinary shares in a registered underwritten offering. In February 2007 and June 2007, Blackstone and Credit Suisse Private Equity exercised their registration rights and sold the entirety of their remaining shares in the Company.

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

Voting cutbacks.    In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as ‘‘controlled shares’’ (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. ‘‘Controlled shares’’ includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not ‘‘controlled shares’’ of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder; (ii) no portion of such reallocation shall apply to the shares held by Wellington or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10% (no longer relevant as they are not shareholders of the Company any longer).

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

Voting of Non-U.S. Subsidiary Shares.    If we are required or entitled to vote at a general meeting of any of Aspen U.K., Aspen Bermuda, Aspen U.K. Holdings, Aspen U.K. Services, AIUK Trustees or any other directly held non-U.S. subsidiary of ours (together, the ‘‘Non-U.S. Subsidiaries’’), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary. Substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of the Non-U.S. Subsidiaries.

Capital Reduction.    In the event of a reduction of capital, our bye-laws require that such reduction apply to the entire class or series of shares affected. We may not permit a reduction of part of a class or series of shares.

Corporate Purpose.    Our certificate of incorporation, memorandum of association and our bye-laws do not restrict our corporate purpose and objects.

(h)    Investor Options

Upon our formation in June 2002, we issued to Wellington options to purchase 3,781,120 non-voting shares (the ‘‘Wellington Options’’) and issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of syndicate 2020 (the ‘‘Unaligned Members’’), options to purchase 3,006,760 non-voting shares (the ‘‘Names’ Options,’’ and together with the Wellington Options, the ‘‘Investor Options’’). All non-voting shares issued or to be issued upon the exercise of the Investor Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. On December 22, 2005, Wellington transferred the Wellington Options to its wholly-owned subsidiary Wellington Investment. On March 28, 2007, Wellington Investment exercised all of its 3,781,120 options on a cashless basis, for which 426,083 ordinary shares were issued. As of February 1, 2008, the Names’ Trustee held 1,302,757 Names’ Options. The rights of the holders of the Investor Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the ‘‘Option Instrument’’). The term of the Investor Options expires on June 21, 2012. The Investor Options may be exercised in whole or in part.

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

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Investor Options (June 21, 2002) until the date of exercise of the Investor Options. The exercise price per option as at February 15, 2008 was approximately £11.81. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Investor Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Investor Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

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

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Super Composite Property-Casualty Insurance Index, for the period commencing December 4, 2003 and ending on December 31, 2007, assuming $100 was invested on December 4, 2003. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 4, 2003 through December 31, 2007. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 29.40%, (2) for the S&P 500 Composite Stock Price Index was 47.88% and (3) for the S&P Super Composite Property-Casualty Insurance Index was 32.94%.

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the period ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2007, 2006, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2007 and 2006, and for each of the twelve months ended December 31, 2007, 2006 and 2005, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period. Due to our limited operating history, the ratios presented may not be indicative of our future performance. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, ‘‘Financial Statements and Supplementary Data’’ and Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months ended December 31, 2007	Twelve Months ended December 31, 2006	Twelve Months ended December 31, 2005	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross written premiums	$1,818.5	$1,945.5	$2,092.5	$1,586.2	$1,306.8
Net premiums written	1,601.4	1,663.6	1,651.5	1,357.6	1,092.8
Net premiums earned	1,733.6	1,676.2	1,508.4	1,232.8	812.3
Loss and loss adjustment expenses	(919.8)	(889.9)	(1,358.5)	(723.6)	(428.4)
Policy acquisition and general and administrative expenses	(518.7)	(490.7)	(409.1)	(305.0)	(205.6)
Net Investment Income	299.0	204.4	121.3	68.3	29.6
Net Income/(loss)	489.0	378.1	(177.8)	195.1	152.1
Basic earnings per share	5.25	3.82	(2.40)	2.82	2.63
Fully diluted earnings per share	5.11	3.75	(2.40)	2.74	2.56
Basic weighted average shares outstanding	87.8	94.8	74.0	69.2	57.8
Diluted weighted average shares outstanding	90.4	96.7	74.0	71.1	59.5
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	53%	53%	90%	59%	53%
Expense ratio (on net premiums earned) (2)	30%	29%	27%	25%	25%
Combined ratio (3)	83%	82%	117%	84%	78%
Summary Balance Sheet Data
Cash and investments (4)	$5,878.7	$5,176.1	$4,437.4	$3,020.8	$1,847.1
Premiums receivable	669.0	688.1	541.4	494.2	496.5
Total assets	7,190.2	6,640.1	6,537.8	3,943.1	2,578.5
Loss and loss adjustment expense reserves	2,946.0	2,820.0	3,041.6	1,277.9	525.8
Reserves for unearned premiums	757.6	841.3	868.0	714.0	572.4
Bank Debt	—	—	—	—	40.0
Long Term Debt	249.5	249.4	249.3	249.3	—
Total shareholders’ equity	2,817.6	2,389.3	2,039.8	1,481.5	1,298.7

	Twelve Months ended December 31, 2007	Twelve Months ended December 31, 2006	Twelve Months ended December 31, 2005	Twelve Months ended December 31, 2004	Twelve Months ended December 31, 2003
	($ in millions, except per share amounts and percentages)
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share (5)	$27.95	$22.44	$19.39	$21.37	$18.77
Diluted book value per share (treasury stock method) (6)	$27.08	$21.92	$18.81	$20.79	$18.17
Cash dividend declared per ordinary share	$0.60	$0.60	$0.60	$0.12	$0.00

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.
(2)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.
(3)	The combined ratio is the sum of the loss ratio and the expense ratio.
(4)	Investments include fixed maturities, other investments and short-term investments.
(5)	Book value per ordinary share is based on total shareholders’ equity, excluding the aggregate value of the liquidation preferences of our preference shares (in respect of 2006 and 2007), divided by the number of shares outstanding of 69,179,303, 69,315,099, 95,209,008, 87,788,375 and 85,510,673 at December 31, 2003, 2004, 2005, 2006 and 2007, respectively. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.
(6)	Diluted book value per share is calculated based on total shareholders’ equity, excluding the aggregate value of the liquidation preferences of our preference shares (in respect of 2006 and 2007), at December 31, 2003, 2004, 2005, 2006 and 2007, divided by the number of dilutive equivalent shares outstanding of 71,481,906, 71,271,170, 98,126,046, 89,876,459 and 88,268,968 at December 31, 2003, 2004, 2005, 2006 and 2007, respectively. At December 31, 2003, 2004, 2005, 2006 and 2007, there were 2,302,603, 1,956,071, 2,917,038, 2,088,084 and 2,758,295 dilutive options, respectively. Potentially dilutive shares outstanding are calculated using the treasury method.

Effects of Inflation

Inflation may have a material effect on our consolidated results of operations by its effect on interest rates and on the cost of settling claims. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy as the demand for services such as construction typically surges. We believe this has had and will continue to have an impact on the cost of claims arising from the 2005 hurricanes and we have sought to take this into account when setting reserves for these events. Our calculation of reserves for losses and loss expenses in respect of casualty business includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write casualty business in the United States, the United Kingdom and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in retained earnings. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

In addition to general price inflation we are exposed to a persisting long-term upwards trend in the cost of judicial awards for damages. We take this into account in our pricing and reserving of casualty business.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2007, 2006 and 2005 and of our financial condition at December 31, 2007. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying Notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings ‘‘Risk Factors,’’ ‘‘Business’’ and ‘‘Forward-Looking Statements’’ contained in Item 1A, Item 1, and Part I of this report, respectively.

Aspen’s Year in Review

Our principal objective for 2007 was to reduce the volatility of our annual earnings while continuing to deliver superior returns to our shareholders. During 2007, we refined our business model in several areas pursuant to this objective.

Capital management.    During 2007, we continued to execute our strategy to optimize our capital structure. While total capital increased from $2,638.7 million to $3,067.1 million during the year, the proportion funded by our ordinary shareholders has also increased slightly from 75% to 78% due to the increase in retained income and other comprehensive income for the twelve months ended December 31, 2007. In the second half of 2007, we entered into two tranches of share repurchases totalling $100 million through accelerated share repurchases, completing the $300 million repurchase program authorized by our Board in autumn 2006.

Portfolio diversification.    During the second quarter of 2007, we launched Aspen in Zurich, Switzerland, which is a branch of Aspen U.K. and acts as our hub for the Company’s European reinsurance operations. This move is strategically important for us as Europe is the second largest insurance market in the world after the United States. Furthermore, Zurich is one of the major financial centers in Europe and a key location for many insurance companies, making it increasingly important to have a physical presence close to where our clients do business. Aspen U.K.’s Zurich office incorporates property and casualty reinsurance under a single platform.

In the fourth quarter of 2007, we announced our entry into the global excess casualty insurance line of business which will be written through the Dublin branch of Aspen U.K. This line of business is focused on construction and global risk managed programs. In addition, we entered the professional liability insurance market in 2007 which is accessed through Aspen U.K. The underwriting focus in this line is on medium to larger-sized customers targeting markets principally in the U.K. and Australia. The main business is indemnity-based coverage for professional firms. We have also entered into transportation liability insurance business and announced our entry into political risk insurance.

Investment management.    We have further developed our asset allocation strategy during the year increasing our allocation of invested assets in funds of hedge funds from 3.0% in 2006 to 9.5% at December 31, 2007. The duration of our fixed income portfolio is approximately 3.4 years and our allocation to non-government securities, such as corporate bonds and high quality mortgage backed securities, has increased. As a result, we have increased the book yield of our fixed income portfolio from 4.52% at December 31, 2006 to 5.05% at December 31, 2007. At the end of 2007, we had negligible direct exposure to sub-prime investments wrapped by financial guarantors.

Financial Overview

The following overview of our 2005, 2006 and 2007 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.    For 2007 we reported income after taxes of $489.0 million with positive contributions from all four operating segments and an increase of 46.3% in net investment income. This is an increase of 29.3% on our net income after taxes of $378.1 million in 2006. In 2005, we reported a net loss after taxes of $177.8 million primarily as a result of losses suffered from the 2005 Hurricanes Katrina, Rita and Wilma.

Gross written premiums.    Total gross written premiums decreased by 6.5% in 2007 compared to the prior year and by 7.0% in 2006 compared to 2005. The changes in gross written premiums in each of our segments for the twelve months ended December 31, 2007 and 2006 are as follows, with reductions shown as negative percentages.

	Gross written premiums
Business Segment	For the twelve months ended December 31, 2007		For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
Property Reinsurance	$601.5	(3.5)%	$623.1	(23.4)%	$813.2
Casualty Reinsurance	431.5	(11.1)%	485.5	(7.8)%	526.7
International Insurance	663.0	(3.0)%	683.4	11.9%	610.8
U.S. Insurance	122.5	(20.3)%	153.5	8.3%	141.8
Total	$1,818.5	(6.5)%	$1,945.5	(7.0)%	$2,092.5

We wrote less business in 2007 than in 2006 as a result of a number of factors including a less favorable pricing environment in many lines of business, in particular property catastrophe reinsurance, casualty treaty reinsurance, and U.K. commercial liability insurance and the re-positioning of our U.S. excess and surplus lines property insurance business. Gross written premiums in our casualty reinsurance segment were also reduced by the relocation of our casualty facultative business from our Marlton, New Jersey office to Rocky Hill, Connecticut and a change in underwriting approach.

Loss ratio.    We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the twelve months ended December 31, 2007, 2006 and 2005 were as follows:

	Loss Ratios
Business Segment	For the twelve months ended December 31, 2007	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005
Property Reinsurance	39.7%	43.2%	140.9%
Casualty Reinsurance	69.9%	58.3%	69.7%
International Insurance	51.7%	53.3%	60.0%
U.S. Insurance	55.1%	75.0%	68.0%
Total	53.1%	53.1%	90.1%

The net loss ratio for the twelve months ended December 31, 2007 of 53.1% is in line with the loss ratio for the same period in 2006.

The combination of limited catastrophe losses during the year ended December 31, 2007 and no significant reserve strengthening in the period produced a meaningful favorable variance in the property reinsurance loss ratio. The international insurance segment included some moderate sized losses in both the marine and aviation books, offset by prior year releases within the U.K. commercial liability account. Within the U.S. insurance segment, U.S. property insurance benefited from improved loss experience and U.S. casualty insurance benefited from prior year releases.

The loss ratio for casualty reinsurance was adversely impacted in 2007 by the inclusion of $35.0 million of reserves for claims related to the U.S. sub-prime and global credit crisis. This comprises $20.0 million of reserves in addition to $15.0 million of losses resulting from our normal expectations of reserving within this segment. We do not believe we are currently exposed to the credit crisis as a primary insurer on any business lines nor do we insure credit instruments that are threatened by the credit crisis. We have undertaken a ground-up review of potential exposures and have identified a casualty clash contract and a small number of Lloyd’s syndicates which have underwritten risks which include U.S. D&O and E&O covers for which we provide excess of loss reinsurance. The loss ratio for casualty reinsurance increased by 4.3 percentage points from 65.6% to 69.9% as a result of the inclusion of these additional sub-prime related reserves.

Reserve releases.    The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2007, 2006 and 2005, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each year are shown in the following table:

	For the twelve months ended December 31, 2007	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005
	($ in millions, except for percentages)
Reserve Releases	$107.4	$51.3	$50.6
% of net premiums earned	6.2%	3.1%	3.4%

Further information relating to the release of reserves can be found below under ‘‘—Reserves for Loss and Loss Adjustment Expenses—Prior Year Loss Reserves’’.

Excluding the impact of deterioration in 2006 of $35.6 million associated with the 2005 hurricanes, net reserve releases were 5.2% of net premiums earned at December 31, 2006.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the years ended December 31, 2007, 2006 and 2005:

	Expense Ratios
	For the twelve months ended December 31, 2007	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005
Policy Acquisition Expenses	18.1%	19.3%	18.8%
Operating and Administrative Expenses	11.8%	10.0%	8.3%
Expense Ratio	29.9%	29.3%	27.1%

Policy acquisition expenses have decreased from $322.8 million in 2006 to $313.9 million in 2007. The decrease is due primarily to changes in business mix in casualty reinsurance. This reduction has been offset by increases in acquisition costs for the international insurance segment which are attributable to increases in profit commissions resulting from improved profitability, particularly in the energy portfolio.

From 2006 to 2007, we had a $36.9 million increase in our operating and administrative expenses due mainly to a $14.6 million rise in personnel costs resulting from increased bonus and long-term incentive charges, a $9.9 million increase due to foreign exchange expense chiefly related to the weakening of the U.S. Dollar against the British Pound, and $7.9 million related to our entry into new business lines including global excess casualty, professional liability, non-marine and transportation liability insurance and political risk insurance.

The increases in the policy acquisition expense ratio in 2006 compared to 2005 principally reflect changes in business mix. Over the same period operating and administrative expenses increased in Bermuda, the U.S and the U.K. due to the hiring of new teams of underwriters and increased investment in support functions and infrastructure.

Investment income.    In 2007, we generated net investment income of $299.0 million, up 46.3% on the prior year (2006—$204.4 million, 2005—$121.3 million), of which $44.0 million was contributed by our investment in funds of hedge funds. Our fixed income portfolio book yield increased to 5.05% from 4.52% through strategic sector rotation into high quality mortgage-backed securities and higher yielding corporate bonds during 2007. Assets under management grew from $5.2 billion at the start of 2007 to $5.9 billion at year-end.

The allocation to funds of hedge funds rose from 3.0% of the portfolio to 9.5% at year-end. These alternative investments produced an 11.4% annualized return.

Other revenues and expenses.    Other revenues and expenses in 2007 included $20.6 million of foreign currency exchange gains (2006—$9.5 million gain) and $13.1 million of realized investment losses (2006—$8.0 million loss). In the twelve months ended December 31, 2007, we recorded a reduction of $2.4 million (2006—$13.1 million) in the estimated fair value of our catastrophe swap and a reduction of $9.0 million (2006—$Nil) for our credit insurance contract resulting from the change in the fair value and interest charges. Further information on these contracts can be found in Note 9 to the financial statements. Interest payable was $15.7 million in 2007 (2006—$16.9 million).

Taxes.    We incurred a tax expense in 2007 of $85.0 million (2006—$92.3 million), equivalent to a consolidated rate on income before tax of 14.8% compared to 19.6% in 2006. In 2005, we reported a loss before taxation but also a tax charge of $17.4 million as Aspen U.K. was profitable in 2005 notwithstanding our hurricane losses.

Dividends.    The quarterly dividend has been maintained at $0.15 per ordinary share throughout 2007.

Dividends paid on the preference shares in 2006 were $15.6 million and the full amount payable annually in 2007 and onwards (assuming no changes in the number or terms of shares outstanding) was $27.7 million.

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased from $2,389.3 million at the end of 2006 to $2,817.6 million as of December 31, 2007. The most significant movements were:

•	net income after tax for the year of $489.0 million;

•	an increase in unrealized gains in foreign currency translation accounted for in other comprehensive income of $21.1 million;

•	an increase in net unrealized gains on investments of $74.3 million, again in other comprehensive income;

•	dividend payments to ordinary and preference shareholders totaling $80.7 million in 2007; and

•	two accelerated share repurchases of $50.0 million each, in September and November 2007.

As at December 31, 2007, total ordinary shareholders’ equity was $2,398.4 million compared to $1,970.1 million at December 31, 2006.

As at December 31, 2007, the remainder of our total shareholders’ equity was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $430 million (2006—$430 million) less issue costs of $10.8 million (2006—$10.8 million).

The amounts outstanding under our senior notes were the only material debt that we had outstanding as of December 31, 2006 and 2007. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2007, this ratio was 8.1% (2006—9.4%; 2005—10.9%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 21.8% as of December 31, 2007 (2006—25.3%; 2005—19.4%).

Diluted tangible book value per ordinary share at December 31, 2007 was $27.08, an increase of 24.0% compared to $21.83 at December 31, 2006 (1).

(1)	Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at December 31, 2007 and December 31, 2006 were:

	As at December 31, 2007	As at December 31, 2006
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,817.6	$2,389.3
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(419.2)
	$2,390.2	$1,961.9
Ordinary shares	85,510,673	87,788,375
Diluted ordinary shares	88,268,968	89,876,459

Liquidity.    Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. During 2007, Aspen Holdings received a $125 million dividend payment from Aspen Bermuda and a $28.6 million payment of inter-company interest in respect of an inter-company loan and a $17.0 million dividend from Aspen U.K. Holdings. During the period ended December 31, 2006 Aspen Holdings received $35.0 million in dividends from Aspen U.K. Holdings and $26.0 million in interest payments under our intercompany loan.

As at December 31, 2007, Aspen Holdings held $17.9 million in cash and cash equivalents which, taken together with our credit facilities, management considered sufficient to provide us liquidity at such time.

At December 31, 2007, the Insurance Subsidiaries held $633.5 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2007 and for the foreseeable future.

As of December 31, 2007, we had in issue $383.6 million and £46.2 million in letters of credit to cedants, of which $367.2 million and £49.3 million were collateralized. Our reinsurance receivables decreased by 34.9% from $468.3 million at December 31, 2006 to $304.7 million at December 31, 2007, mainly as a result of amounts already received from our reinsurers in respect of 2004 and 2005 hurricane claims.

Current Market Conditions, Rate Trends and Developments in early 2008

In summary, overall rates are continuing to soften, but there are significant variations by line of business. Rating pressure in some of the lines we write, such as U.K. commercial property and U.K. employers’ and public liability, is particularly acute. Therefore, we have written less new business and accepted reduced retention rates on renewals in order to preserve underwriting margins and return on capital.

Property Reinsurance.    Our property reinsurance segment is experiencing rate softening in both the U.S. and international markets. Strong competition is leading to rate reductions although there are also offsetting modest increases in some lines. There are significant differences in rate movements in the U.S. catastrophe market. On average, U.S. coastal-exposed business saw rate declines of approximately 15%, while U.S. regional accounts rates fell by 20% or more. In U.S. property risk excess, there are marked differences in rate movements between loss impacted programs, which registered up to 10% in increases while well-performing business recorded rate declines of 5% to 15%. Property facultative business has seen U.S. primary carriers reduce rates by 10% to 25% with a less pronounced decrease in Europe of around 10% to 15%. Reductions in our U.S. property facultative business were less pronounced but are softening.

Casualty Reinsurance.    Our casualty reinsurance segment is seeing rate reductions of between 2.5% and 10% depending on the type of business and loss experience. Prices have reduced but still meet our required return rates with terms and conditions remaining reasonably firm. In U.S. casualty reinsurance, rate reductions of between 10% and 15% are not uncommon in the market place; however, we were able to achieve an average reduction of only 4.5% reflecting our focus on risk selection. We are seeing increasing competition in our U.S. casualty treaty business overall with particularly aggressive pricing in workers’ compensation where a number of contracts in the market were being renewed by some of our competitors with rate reductions of around 40%. In addition, there was a significant broadening of coverage with nuclear, biological, chemical and radiological exposures increasingly being included for little or no additional premium.

International Insurance.    On average we achieved single digit declines in this segment, although there was significant variation by line of business. In energy physical damage insurance, following significant rate increases in 2005 and 2006, and a benign loss experience, rate reductions are averaging approximately 16%, and we have declined to renew a number of accounts. In marine hull insurance, rates were generally flat to marginally down, however we were able to secure an average rate increase of approximately 2% on our book. On our marine liability account the experience was similar. In the marine liability market as a whole, rates were down but in spite of this we achieved an average increase of 5% on our book reflecting loss experience on certain accounts and some exceptionally strong client relationships. In our new excess casualty insurance line, we are seeing rate declines of on average 5%. Our specialty reinsurance lines experienced reductions of approximately 3% on average with bigger declines in certain classes and we declined to renew a number of programs that no longer met our hurdle rates.

U.S. Insurance.    In this segment, the market is seeing significant reductions in the excess and surplus lines property and casualty lines of business. Our renewal business however is faring much better. By leveraging our producer and client relationships and by careful risk selection, rate reductions have been marginal in our property account and moderate in our casualty account.

Reinsurance Ceded.    In 2008, we will continue to purchase reinsurance protection for our insurance lines of business broadly in line with previous years. However, we will continue to reduce our reliance on property retrocessional cover compared to previous years. This follows the repositioning of our portfolio which has resulted in a reduction in volatility and an increase in diversification of our exposures.

Our overall risk management strategy of reducing reliance on property retrocessional reinsurance is evidenced by the reduction in the ceded premium amounts for the twelve months ended December 31, 2007. We were able to take advantage of opportunities to purchase property cover for two wind seasons at favorable prices which has resulted in the increase in cost in the second half of 2007 over the comparative period.

Recent Developments

On January 25, 2008, we received and cancelled 115,784 shares in connection with the accelerated share repurchased entered into on September 28, 2007. The accelerated share repurchase resulted in a repurchase of a total of 1,760,199 shares at an average purchase price per share of $28.41.

On February 6, 2008 the Company’s Board authorized a new repurchase program for up to $300 million of ordinary equity. The authorization covers the period to March 1, 2010.

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

Adjustment premiums are most significant in relation to reinsurance contracts. Differing considerations apply to non-proportional and proportional treaties as follows:

Non-proportional treaties.    A large number of the reinsurance contracts we write are written on a non-proportional or excess of loss treaty basis. As the ultimate level of business written by each cedant can only be estimated at the time the reinsurance is placed, the reinsurance contracts generally stipulate a minimum and deposit premium payable under the contract with an adjustable premium determined by variables such as the number of contracts covered by the reinsurance, the total premium received by the cedant and the nature of the exposures assumed. Minimum and deposit premiums generally cover the majority of premiums due under such treaty reinsurance contracts and the adjustable portion of the premium is usually a small portion of the total premium receivable. For excess of loss contracts, the minimum and deposit premium, as defined in the contract, is generally considered to be the best estimate of the contract’s written premium at inception. Accordingly, this is the amount we generally record as written premium in the period the underlying risks incept. During the life of a contract, notifications from cedants and brokers may affect the estimate of ultimate premium and result in either increases or reductions in reported revenue. Changes in estimated adjustable premiums do not generally have a significant impact on short term liquidity as the payment of adjustment premiums generally occurs after the expiration of a contract.

Many non-proportional treaties also include provision for the payment to us by the cedant of reinstatement premiums based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are included in revenue in the same period as the corresponding losses.

Proportional treaties (‘‘treaty pro rata’’).    Estimates of premiums assumed under treaty pro rata reinsurance contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by brokers and ceding companies and estimates of the underlying economic conditions at the time the risk is underwritten. We estimate premium receivable initially and update our estimates regularly throughout the contract term based on treaty statements received from the ceding company.

The reported gross written premiums for treaty pro rata business includes estimates of premiums due to the Company but not yet reported by the cedant because of time delays between contracts being written by our cedants and the submission of treaty statements to the Company. This additional premium is normally described as pipeline premium. Treaty statements disclose information on the underlying contracts of insurance written by our cedants and are generally submitted on a monthly or quarterly basis, from 30 to 90 days in arrears. In order to report all risks incepting prior to a period end, we estimate the premiums written between the last submitted treaty statement and the period end.

The segment for which treaty pro rata is most relevant is our property reinsurance segment in which we wrote $145.2 million in gross written premium in 2007 (2006—$119.1 million) or 24.1% of our property reinsurance segment, of which $31.0 million was estimated (2006—$28.9 million) and $114.2 million was reported by the cedants (2006—$84.2 million). We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $0.2 million on our net income before tax for our property reinsurance segment at December 31, 2007 (2006—$20,000), excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

The most likely drivers of change in the estimates in decreasing order of magnitude are:

•	changes in the renewal rate or rate of new business acceptances by the cedant insurance companies leading to lower or greater volumes of ceded premiums than our estimate, which could result from changes in the relevant primary market that could affect more than one of our cedants or could be a consequence of changes in marketing strategy or risk appetite by a particular cedant;

•	changes in the rates being charged by cedants; and

•	differences between the pattern of inception dates assumed in our estimate and the actual pattern of inception dates.

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $145.2 million in our property reinsurance treaty pro rata account as of December 31, 2007, a variation of 5% could increase or reduce net income before taxation by approximately $1.2 million.

Earned premiums.    Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable.    Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates as adjustable premiums are considered to be inseparable from minimum and deposit premiums. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectable and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2007.

Risk transfer swap.    On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. During the cat swap’s 3 year term, which ended on August 17, 2007, Aspen Bermuda made quarterly payments on an initial notional amount of $100 million. In return Aspen Bermuda was entitled to receive payments of up to $100 million in total if hurricanes made landfall in Florida and caused damage in excess of $39 billion or earthquakes in California caused insured damage in excess of $23 billion. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on June 8, 2007 was $41.1 billion, which entitled the Company to a recovery of approximately $26.3 million which has been paid to us. The Company decided not to extend the development period under the cat swap and will not be making any further recoveries under the cat swap.

This cat swap falls within the scope of SFAS 133 and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

As we provided in full for these future payments when the contract commenced, any actual or projected change in this liability is also reflected as a gain or loss in the consolidated statement of operations. The impact of this contract on net income at December 31, 2007 is a net charge of $2.4 million (2006—$13.1 million).

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

Reserving approach.    We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established. Prior to the selection by management of our best estimate of our reserves, our actuarial team employs a number of techniques to establish a range of estimates in which the best estimate is likely to fall (the ‘‘actuarial range’’).

Sources of information.    Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events such as natural catastrophes and airplane crashes we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.

Reported claims.    For reported claims, reserves are established on a case by case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the 2005 hurricanes, for example, the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedants but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

IBNR claims.    We establish reserves for IBNR claims using established actuarial methods which generally rely to a greater or lesser extent on historical information but also consider such variables as changes in policy terms and coverage, changes in legislative conditions and judicial interpretation of insurance policies and inflation. We take into account the quality of the historical information available and where appropriate historical trends are used to validate information received from cedants.

A higher degree of uncertainty is associated with setting reserves for reinsurance business owing to the longer reporting pattern and time to final settlement. Where IBNR is based on an analysis of past loss experience, then the principal assumption is that past patterns of development are a reasonable proxy for current business after allowance for any changes in underlying mix of business. The process of extrapolation is by necessity one involving subjective judgment because the actuary has to take into account the impact of the changing business mix as well as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. These factors are incorporated in the recommended reserve range from which management selects its best point estimate.

For lines of business where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This is based on one or more of (a) an analysis of our own claims experience to date, (b) market benchmark data, and (c) a contract by contract analysis, and (d) an analysis of a portfolio of similar business written by Syndicate 2020, as available, adjusted by an index reflecting how insurance rates, term and conditions have changed. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

Actuarial range of gross reserves.    The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2007.

Gross Reserves	As at December 31, 2007
	Management’s selected reserve	Lower end of actuarial range	Upper end of actuarial range
	($ in millions)
Property Reinsurance	$537.5	$474.7	$630.6
Casualty Reinsurance	1,276.3	987.5	1,353.0
International Insurance	999.2	836.2	1,236.2
U.S. Insurance	133.0	97.6	156.9
Potential Variation	—	148.9	(308.6)
Total Gross Losses and loss expense reserves	$2,946.0	$2,544.9	$3,068.0

The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

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

Selection of reported gross reserves.    In arriving at our selected reserves for each line of business we take into account all of the factors set out above, and in particular the quality of the historical information we have on which to establish our reserves.

Actuarial range of net reserves.    In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance programme. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $2,281.7 million and $2,750.7 million. The actual net reserves established as at December 31, 2007 were $2,641.3 million.

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

Lines of business where claims are typically reported relatively quickly after the claim event tend to display lower levels of volatility between initial estimates and final outcomes. Reinsurance claims are subject to a longer time lag both in their reporting and in their time to final settlement. The time lag is a factor which is included in the projections to ultimate claims within the actuarial analyses and helps to explain why in general a higher proportion of the initial reinsurance reserves are represented by IBNR than for insurance reserves for business in the same class. Delays in receiving information from cedants are an expected part of normal business operations and are included within the statistical estimate of IBNR to the extent that current levels of backlog are consistent with historical data. Currently, there are no processing backlogs which would materially affect our financial statements.

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

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2007, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $80.6 million in loss reserves which would represent 14.0% of net income before income tax for the twelve months ended December 31, 2007. As at December 31, 2006, a 5% change in the gross reserves for IBNR losses would equate to a change of approximately $68.7 million in loss reserves which would represent 14.6% of net income before income tax for the twelve months ended December 31, 2006.

Results of Operations

Our financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2007, 2006 and 2005.

    Consolidated Income Statement

	Twelve months ended
	December 31, 2007	December 31, 2006	December 31, 2005
	($ in millions, except percentages)
Gross written premiums	$1,818.5	$1,945.5	$2,092.5
Net premiums written	1,601.4	1,663.6	1,651.6
Gross premiums earned	1,903.3	2,000.9	1,932.6
Net premiums earned	1,733.6	1,676.2	1,508.4
Net investment income	299.0	204.4	121.3
Realized investment losses	(13.1)	(8.0)	(4.4)
Change in fair value of derivatives	(11.4)	(13.1)	19.4
Total Revenues	2,008.1	1,859.5	1,644.7
Expenses
Insurance losses and loss adjustment expenses	(919.8)	(889.9)	(1,358.5)
Policy acquisition expenses	(313.9)	(322.8)	(283.2)
Operating and administration expenses	(204.8)	(167.9)	(125.9)
Interest on long term debt	(15.7)	(16.9)	(16.2)
Realized exchange gains/(losses)	20.6	9.5	(18.2)
Other expenses	(0.5)	(1.1)	(3.1)
Total Expenses	(1,434.1)	(1,389.1)	(1,805.1)
Income/(loss) from operations before income tax	574.0	470.4	(160.4)
Income tax expense	(85.0)	(92.3)	(17.4)
Net Income (Loss)	$489.0	$378.1	$(177.8)
Ratios
Loss ratio	53.1%	53.1%	90.1%
Expense ratio	29.9%	29.3%	27.1%
Combined ratio	83.0%	82.4%	117.2%

Gross written premiums.    The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2007, 2006 and 2005. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (‘‘KRW’’) in 2005.

	For the twelve months ended December 31, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions)
Gross written premiums	$601.5	$431.5	$663.0	$122.5	$1,818.5
Less: KRW-related premiums	(1.1)	—	(0.3)	(0.3)	(1.7)
Underlying premiums	600.4	431.5	662.7	122.2	1,816.8
% change in underlying premiums between 2007 and 2006	(1.3)%	(11.1)%	(2.0)%	(20.4)%	(5.7)%

	For the twelve months ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except for percentages)
Gross written premiums	$623.1	$485.5	$683.4	$153.5	$1,945.5
Less: KRW-related premiums	(11.4)	—	(7.2)	—	(18.6)
Underlying premiums	611.7	485.5	676.2	153.5	1,926.9
% change in underlying premiums between 2006 and 2005	(17.6)%	(7.8)%	12.1%	8.3%	(4.3)%

	For the twelve months ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except for percentages)
Gross written premiums	$813.2	$526.7	$610.8	$141.8	$2,092.5
Less: 2005 Catastrophe-related premiums	(71.0)	—	(7.7)	—	(78.7)
Underlying premiums	742.2	526.7	603.1	141.8	2,013.8

Gross written premiums reduced by 6.5% to $1,818.5 million when compared to the twelve months ended December 31, 2006 as a result of a number of factors including a less favorable pricing environment in many lines of business, in particular property catastrophe reinsurance, casualty treaty reinsurance and U.K. commercial liability insurance; and the re-positioning of our U.S. excess and surplus lines property insurance business. Gross written premiums in our casualty reinsurance segment were also reduced due to the closure of our Marlton, New Jersey office and relocation of our facultative business to Rocky Hill, Connecticut, and a change in our underwriting approach.

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

Net premiums written.    Although gross written premiums reduced by 6.5%, net premiums written decreased by only 3.7% in 2007 compared to 2006. Ceded written premium also decreased by $64.8 million reflecting our reduced reliance on outwards reinsurance relative to 2006.

The increase in net written premiums for 2006 was not in line with the 7.0% reduction in gross written premiums due to the significantly higher reinsurance costs in 2005. The increased costs in 2005 were a result of the hurricanes in 2005 as, under the terms of our reinsurance contracts, we were obligated to make certain additional payments usually in the form of reinstatement premiums to provide recoveries in respect of more than one loss.

Gross premiums earned.    Gross premiums earned reflect the portion of gross written premiums which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in 2007 decreased by 4.9% compared to 2006 mainly as a result of the reduction in gross written premium. Gross earned premium increased by 3.5% in 2006 compared to 2005 primarily as a result of the growth in business written in our marine, specialty liability, energy and aviation insurance lines, which increased by $155.3 million in 2006.

Net premiums earned.    Net premiums earned in 2007 increased by 3.4% compared to 2006 mainly as a result of the reduction in ceded earned premium in 2007. Net premiums earned increased by 11.1% in 2006 compared to 2005. The increases for each of our segments were as follows:

	Net Premiums Earned
Business Segment	For the twelve months ended December 31, 2007		For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Property Reinsurance	$555.6	12.2%	$495.1	(0.4)%	$497.3
Casualty Reinsurance	475.3	(3.0)%	489.9	4.1%	470.6
International Insurance	597.2	1.6%	587.6	27.8%	473.7
U.S. Insurance	105.5	1.8%	103.6	28.2%	66.8
Total	$1,733.6	3.4%	$1,676.2	11.1%	$1,508.4

The increase in net premiums earned is attributable mainly to our property reinsurance segment where ceded earned premiums have reduced from $174.6 million in 2006 to $68.7 million in 2007. The reduction in ceded earned premium is a result of our decision to reduce reliance on property retrocessional cover.

Net premiums earned increased by 11.1% in 2006 compared to 2005. The largest percentage increase in 2006 related to our marine and aviation insurance business written in our international insurance segment and was driven primarily by increases in written premium in our energy and aviation accounts.

Losses and loss adjustment expenses.    In 2007, we suffered a $30.1 million loss from windstorm Kyrill, $35.0 million loss from sub-prime related exposures, a $28.7 million loss from the June and July U.K. floods, an $18.1 million loss from the California Wildfires, a $14.0 million marine loss resulting from a shipping collision and a $10.1 million loss from an air crash in Brazil. In comparison, in the twelve months ended December 31, 2006, we suffered a property loss of $11.4 million, net of reinsurance. Further information relating to movements in prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’ Our losses and loss adjustment expenses were impacted significantly in 2005 from Hurricanes Katrina, Rita and Wilma. Our insurance losses and loss adjustment expenses included paid claims of $695.6 million in 2007, $469.7 million in 2006 and $551.9 million in 2005.

The underlying changes in accident year loss ratios by segment for the twelve months ended December 31, 2007, 2006 and 2005 are shown in the following table:

For the twelve months ended December 31, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property Reinsurance	39.7%	2.2%	37.5%
Casualty Reinsurance	69.9%	(6.7)%	76.6%
International Insurance	51.7%	(13.5)%	65.2%
U.S. Insurance	55.1%	(6.0)%	61.1%
Total	53.1%	(6.2)%	59.3%

The prior year adjustment for our international insurance segment is attributable mainly to reserve releases in the U.K. liability line of business. Prior year adjustments are discussed further in the ‘‘Reserves for Losses and Loss Adjustment Expenses’’ below.

For the twelve months ended December 31, 2006	Total Loss Ratio	KRW & Prior Year Adjustment (1)	Accident Year Loss Ratio Excluding KRW Losses & Prior Year Adjustments
Property Reinsurance	43.2%	8.3%	34.9%
Casualty Reinsurance	58.3%	(12.3)%	70.6%
International Insurance	53.3%	(5.6)%	58.9%
U.S. Insurance	75.0%	0.8%	74.2%
Total	53.1%	(3.1)%	56.2%

(1)	Total includes 3.9% of increased KRW reserves ($66.0 million) although this is partially offset elsewhere in the income statement by additional net earned premiums of $14.1 million.

For the twelve months ended December 31, 2005	Total Loss Ratio	KRW & Prior Year Adjustment	Accident Year Loss Ratio Excluding KRW Losses & Prior Year Adjustments
Property Reinsurance	140.9%	100.7%	40.2%
Casualty Reinsurance	69.7%	(2.3)%	72.0%
International Insurance	60.0%	(11.1)%	71.1%
U.S. Insurance	68.0%	(1.8)%	69.8%
Total	90.1%	31.3%	58.8%

Prior year adjustments are changes in the reserves for prior year losses and loss adjustment expenses, as described further below. See ‘‘—Reserves for Losses and Loss Adjustment Expenses’’ below.

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2007, 2006 and 2005. We also show the effect of reinsurance which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the twelve months ended December 31, 2007	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005
Policy acquisition expenses	16.5%	16.1%	14.7%
Operating and administrative expenses	10.8%	8.4%	6.5%
Gross expense ratio	27.3%	24.5%	21.2%
Effect of reinsurance	2.6%	4.8%	5.9%
Total net expense ratio	29.9%	29.3%	27.1%

The gross expense ratio has increased by 2.8 percentage points when compared to 2006 mainly as a result of the increase in operating and administrative expenses. This increase is attributable to a $14.6 million rise in personnel costs resulting from increased bonus and long-term incentive charges, a $9.9 million increase due to foreign exchange expense principally related to the weakening of the U.S. Dollar against the British Pound, and $7.9 million related to our investment in new business lines including global excess casualty, professional liability, non-marine and transportation liability insurance and political risk insurance.

Total expenses increased by $81.6 million to $490.7 million in 2006 compared to $409.1 million in 2005. The increase in the net expense ratio reflected the increase in policy acquisition ratio due to changes in business mix incurring higher policy acquisition costs and a $42.0 million increase in operating and administrative expenses. The 33.4% increase in operating and administrative expenses was mainly attributable to increased staff and premises costs.

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2007, 2006 and 2005 are shown in the following tables:

	For the twelve months ended December 31, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
Policy acquisition expense ratio	18.8%	14.4%	16.0%	15.5%	16.5%
Operating and administrative expense ratio	10.5%	9.9%	10.2%	17.8%	10.8%
Gross expense ratio	29.3%	24.3%	26.2%	33.3%	27.3%
Effect of reinsurance	3.6%	0.4%	2.7%	9.9%	2.6%
Total net expense ratio	32.9%	24.7%	28.9%	43.2%	29.9%

	For the twelve months ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
Policy acquisition expense ratio	18.5%	16.2%	14.4%	13.4%	16.1%
Operating and administrative expense ratio	8.1%	8.3%	8.1%	11.2%	8.4%
Gross expense ratio	26.6%	24.5%	22.5%	24.6%	24.5%
Effect of reinsurance	9.4%	0.6%	3.3%	11.8%	4.8%
Total net expense ratio	36.0%	25.1%	25.8%	36.4%	29.3%

	For the twelve months ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
Policy acquisition expense ratio	16.2%	14.4%	13.5%	11.6%	14.7%
Operating and administrative expense ratio	4.1%	8.7%	7.5%	8.1%	6.5%
Gross expense ratio	20.3%	23.1%	21.0%	19.7%	21.2%
Effect of reinsurance	10.8%	0.9%	3.9%	15.6%	5.9%
Total net expense ratio	31.1%	24.0%	24.9%	35.3%	27.1%

Net investment income.    Net investment income consists primarily of interest on fixed income securities and the change in the value of funds of hedge funds investments, and is stated after deduction of expenses relating to the management of our investments. The allocation to funds of hedge funds rose from 3.0% of the portfolio to 9.5% at year end. These alternative investments produced an 11.4% annualized return.

Net investment income increased by 46.3% in 2007 compared to 2006 and by 77.6% in 2006 compared to 2005. The increases have been driven by rising interest rates, fixed income sector and asset allocation changes translating into higher book yields and increases in our total cash and investment balances by 13.6% in 2007 and 16.7% in 2006 when compared to 2005.

During 2007, our fixed income portfolio book yield increased from 4.52% as of December 31, 2006 to 5.05% as at December 31, 2007. In 2007, we continued to review our fixed income portfolio duration as interest rates rose. Our fixed income portfolio duration increased marginally from three years to 3.4 years during 2007.

Change in fair value of derivatives.    In the twelve months ended December 31, 2007, we recorded a reduction of $2.4 million (2006—$12.3 million) in the estimated fair value of our catastrophe swap and a reduction of $9.0 million (2006—$Nil) for our credit insurance contract resulting from the change in the fair value and interest charges. Hurricane Katrina triggered the catastrophe swap for the first time in the fourth quarter of 2005 when a gain of $19.4 million was recorded in the income statement at December 31, 2005. Further information on these contracts can be found in Note 9 to the financial statements.

Income/(loss) before tax.    In 2007, income before tax was $574.0 million and comprised $295.1 million of underwriting profit, $299.0 million in net investment income, $20.6 million of net exchange gains, $15.7 million of interest payable and $25.0 million of other expenses. In 2006, income before tax was $470.4 million and comprised $295.6 million of underwriting profit, $204.4 million in net investment income, $9.5 million of net exchange gains, $16.9 million of interest payable and $22.2 million of other expenses. In 2005 we incurred losses before tax of $160.4 million. The principal source of the loss in 2005 was underwriting losses of $358.2 million in our property reinsurance segment resulting from the 2005 hurricanes. Our underwriting losses were offset by $121.3 million in respect of net investment income and a $19.4 million net unrealized gain on derivatives. We also incurred losses of $18.2 million from the revaluation or sale of non-functional foreign currencies and $4.4 million from the sale of investments.

Income tax expense.    Income tax expense decreased to $85.0 million in 2007 from $92.3 million in 2006 and $17.4 million in 2005. The tax charge in each year relates to our U.K. operations which remained profitable throughout the period. Our tax rate in 2007 was 14.8% compared to 19.6% in 2006. In 2005, our tax charge for the year was $17.4 million, notwithstanding our losses from the 2005 hurricanes. Our effective tax rate has decreased since 2006 due to a greater proportion of the Company’s profit being derived from our Bermudian operations.

Net income/(loss). In 2007, we had net income of $489.0 million, equivalent to diluted earnings per ordinary share of $5.11 based on the weighted average number of shares in issue during the period. In 2006, we had net income of $378.1 million, equivalent to diluted earnings per ordinary share of $3.75 based on the weighted average number of shares in issue during the period. In 2005, our net loss of $177.8 million loss was equivalent to a loss per ordinary share of $2.40. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

Underwriting Results by Operating Segments

As a result of a shift in our operating structure and the implementation of a number of strategic initiatives in 2007, we changed the composition of our business segments to reflect the manner in which the business is managed. We are currently organized into four business segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. These segments form the basis of how we monitor the performance of our operations.

The property and casualty insurance segment previously included U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde as Head of U.S. Insurance, and Matthew Yeldham as Head of International Insurance, we have now redesignated U.S. property and casualty insurance business as a separate segment, now called U.S. insurance. The U.K. commercial property and liability insurance business now forms part of our International Insurance segment which also consists of marine hull, energy, liability and aviation insurance, professional liability insurance, non-marine transport lines of business, global excess casualty insurance, political risk insurance, financial institutions insurance as well as specialty reinsurance. We have also re-allocated our international property facultative business to the property reinsurance segment, which was previously part of the property and casualty insurance segment

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our four business segments for the twelve months ended December 31, 2007, 2006 and 2005.

	Twelve Months Ended December 31, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$601.5	$431.5	$633.0	$122.5	$1,818.5
Net premiums written	495.0	425.1	590.1	91.2	1,601.4
Gross premiums earned	624.3	483.3	658.9	136.8	1,903.3
Net premiums earned	555.6	475.3	597.2	105.5	1,733.6
Expenses:
Losses and loss expenses	(220.7)	(332.1)	(308.9)	(58.1)	(919.8)
Policy acquisition, operating and administrative expenses	(182.7)	(117.5)	(172.9)	(45.6)	(518.7)
Underwriting profit	$152.2	$25.7	$115.4	$1.8	$295.1
Net reserves for loss and loss adjustment expenses	$459.3	$1,262.6	$860.0	$59.4	$2,641.3
Ratios
Loss ratio	39.7%	69.9%	51.7%	55.1%	53.1%
Expense ratio	32.9%	24.7%	29.0%	43.2%	29.9%
Combined ratio	72.6%	94.6%	80.7%	98.3%	83.0%

	Twelve Months Ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$623.1	$485.5	$683.4	$153.5	$1,945.5
Net premiums written	476.5	474.0	607.2	105.9	1,663.6
Gross premiums earned	669.7	502.7	675.3	153.2	2,000.9
Net premiums earned	495.1	489.9	587.6	103.6	1,676.2
Expenses:
Losses and loss expenses	(213.6)	(285.6)	(313.0)	(77.7)	(889.9)
Policy acquisition, operating and administrative expenses	(178.4)	(123.0)	(151.6)	(37.7)	(490.7)
Underwriting profit (loss)	$103.1	$81.3	$123.0	$(11.8)	$295.6
Net reserves for loss and loss adjustment expenses	$553.5	$961.8	$791.1	$45.3	$2,351.7
Ratios
Loss ratio	43.2%	58.3%	53.3%	75.0%	53.1%
Expense ratio	36.0%	25.1%	25.8%	36.4%	29.3%
Combined ratio	79.2%	83.4%	79.1%	111.4%	82.4%

	Twelve Months Ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
	($ in millions, except percentages)
Gross written premiums	$813.2	$526.7	$610.8	$141.8	$2,092.5
Net premiums written	523.4	508.9	535.3	84.0	1,651.6
Gross premiums earned	763.2	488.1	561.4	119.9	1,932.6
Net premiums earned	497.3	470.6	473.7	66.8	1,508.4
Expenses:
Losses and loss expenses	(700.8)	(328.3)	(284.0)	(45.4)	(1,358.5)
Policy acquisition, operating and administrative expenses	(154.7)	(112.8)	(118.0)	(23.6)	(409.1)
Underwriting profit	$(358.2)	$29.5	$71.7	$(2.2)	$(259.2)
Net reserves for loss and loss adjustment expenses	$599.8	$674.8	$445.3	$129.0	$1,848.9
Ratios
Loss ratio	140.9%	69.7%	60.0%	68.0%	90.1%
Expense ratio	31.1%	24.0%	24.9%	35.3%	27.1%
Combined ratio	172.0%	93.7%	84.9%	103.3%	117.2%

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also write U.S. and international property facultative risks. Aspen U.K.’s Paris branch writes property facultative business in continental Europe and the Zurich branch writes property and casualty reinsurance in Europe. We also write some structured risks out of Aspen Bermuda.

Gross written premiums.    Gross written premiums in this segment decreased by 3.5% compared to 2006 and by 23.4% in 2006 when compared to 2005. The table below shows our gross written premiums for each line of business for each of 2007, 2006 and 2005, and the percentage increase/decrease in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the twelve months ended December 31, 2007		For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
Treaty Catastrophe	$284.5	(9.7)%	$315.0	(15.6)%	$373.3
Treaty Risk Excess	134.3	(14.8)%	157.6	(40.3)%	263.8
Treaty Pro Rata	145.2	21.9%	119.1	(29.2)%	168.1
Property Facultative	37.5	19.4%	31.4	292.5%	8.0
Total	$601.5	(3.5)%	$623.1	23.4%	$813.2

The reduction in gross written premiums in the property reinsurance segment in 2007 was principally due to softening rates in particular in our risk excess line of business, and unfavorable pricing and market conditions and the non-renewal of several large contracts which did not meet our pricing conditions. The reduction in gross written premiums in 2006 when compared to 2005 was due to the change in our approach to catastrophe risk management which resulted in the planned non-renewal of, or reduced participation in, certain catastrophe exposed contracts. There was also a reduction in loss related reinstatement premiums between 2005 and 2006 of $59.6 million.

Reinsurance ceded.    Reinsurance costs in 2007 decreased by $40.1 million compared to 2006 as we have continued to reduce our reliance on outwards reinsurance. We were able to take advantage of favorable pricing conditions and purchased a number of outwards contracts covering us for a period of greater than 12 months, effectively covering the 2008 windstorm season. Reinsurance costs in 2006 decreased by $146.7 million compared to 2005 primarily as a result of the $116.5 million of additional ceded premiums to reinstate reinsurance protections following the 2005 hurricanes.

Losses and loss adjustment expenses.    The loss ratio has decreased to 39.7% at December 31, 2007 from 43.2% at the end of 2006. In 2007, the property reinsurance segment was impacted by a series of modest catastrophe losses from windstorm Kyrill of $25.5 million, June and July U.K. floods of $28.7 million and the California wildfires of $18.1 million. Prior year reserve movements increased the 2007 loss ratio by 2.2 percentage points from 37.5% which is broadly in line with the loss ratio at the end of 2006.

There were no material property reinsurance losses reported in the 2006 year and the most significant loss reported in the year was the deterioration in the 2005 hurricane loss estimates in the period of $35.6 million. As a result of the 2005 hurricanes, the 2005 loss ratio was 140.9% as net premiums earned in the year were substantially less than the losses incurred. In 2005, we also incurred losses of $16.8 million and $11.5 million from a refinery fire and print works fire, respectively.

Policy acquisition, operating and administrative expenses.    Total expenses increased by 2.4% to $182.7 million from $178.4 million in 2006 mainly as a result of the increase in operating and administrative expenses associated with personnel costs related to increased bonuses and long-term incentive charges and the weakening of the U.S. Dollar against the British Pound. The reduction in the acquisition ratio for property reinsurance from 25.0% in 2006 to 21.1% in 2007 is mainly due to a $105.9 million reduction in the earned reinsurance cost for the year compared to the same period in 2006.

Total expenses in 2006 increased by 13.8% over 2005, reflecting changes in business mix increasing average commissions. It was also impacted by an increase in the proportion of administrative expenses allocated to the property reinsurance segment to better reflect operating costs.

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

Gross written premiums.    The table below shows our gross written premiums for each line of business for each of 2007, 2006 and 2005, and the percentage change in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the twelve months ended December 31, 2007		For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
U.S. Treaty	$277.3	(4.7)%	$291.1	(4.5)%	$304.8
Non-U.S. Treaty	142.7	(10.9)%	160.2	(18.3)%	196.1
Casualty Facultative	11.5	(66.4)%	34.2	32.6%	25.8
Total	$431.5	(11.1)%	$485.5	(7.8)%	$526.7

Gross written premiums decreased by 11.1% in 2007 compared to 2006. The reduction in gross written premium for the segment in 2007 was due to a general reduction in premium rates, the reorganization of our casualty facultative business and downward revisions on estimated premiums on prior year premium estimates for a number of U.S. and international casualty treaties based on updated information received from cedants. The closure of our Marlton, New Jersey office and relocation to our Rocky Hill, Connecticut office has impacted our casualty facultative premiums in the short-term. The reduction in premium for the non-U.S. treaty business line was due to a slight reduction in premium rates in 2007 and the loss of a small number of large contracts.

Gross premiums written decreased by 7.8% in 2006 compared to 2005. The reduction in U.S. treaty business in 2006 was due to a $3.0 million reduction in premiums written by our structured risk team (2006—$52.4 million; 2005—$55.4 million) and a slight reduction in premiums written by our U.K.-based U.S. Casualty team. The reduction in premium for the non-U.S. treaty business line was due to a slight reduction in premium rates in 2006 and the loss of a small number of large contracts.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by $46.5 million between 2007 and 2006 due mainly to the recognition of $35.0 million of losses from U.S. sub-prime exposures. This comprises of $20.0 million of reserves in addition to $15.0 million of losses resulting from our normal expectations of reserving within this segment. The loss ratio for casualty reinsurance was increased by 4.3 percentage points to 69.9% in 2007 from 58.3% in 2006, as a result of these sub-prime related losses. The loss ratio was also impacted by a reduction in prior year reserve releases from $60.3 million in 2006 to $31.8 million in 2007.

Losses and loss adjustment expenses decreased by $42.7 million between 2006 and 2005 principally due to the recognition of $60.3 million of prior year reserve releases, an increase of $46.4 million over the $13.9 million released in 2005.

Policy acquisition, operating and administrative expenses.    Policy acquisition expenses have decreased by 2.0 percentage points between 2007 and 2006 due primarily to changes in business mix and other adjustments related to certain contracts with higher commission rates. The increase in the operating and administrative expense ratio of 1.6 percentage points is mainly due to the increase in personnel costs associated with increased bonus accruals and long-term incentive charges, and the weakening of the U.S. Dollar against the British Pound.

Policy acquisition expenses increased by 1.7 percentage points between 2006 and 2005 due to the recognition of profit commission and no claims bonuses on certain contracts, the impact of higher average commission rates for non-U.S. treaty business and the greater proportion of structured business which attracts higher commission rates than the balance of the book.

International Insurance

Our international insurance segment mainly comprises marine hull, marine and specialty liability, energy, non-marine and transportation liability, aviation, professional liability, U.K. commercial property and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—International Insurance.’’

Gross written premiums.    The table below shows our gross written premiums for each line of business for each of 2007, 2006 and 2005, and the percentage change in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the twelve months ended December 31, 2007		For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
Marine and specialty liability insurance	$138.3	(4.6)%	$145.0	18.5%	$122.4
Specialty reinsurance	104.4	(15.2)%	90.6	(12.1)%	103.1
Aviation insurance	103.3	(14.8)%	121.2	131.3%	52.4
Energy property insurance	102.7	7.0%	96.0	146.2%	39.0
U.K. commercial liability	92.2	(26.1)%	124.8	(27.1)%	171.2
Marine hull	59.9	2.7%	58.3	13.4%	51.4
U.K. commercial property	50.1	(5.5)%	47.5	(22.1)%	61.0
Non-marine and transportation liability	7.1	NM *	—	NM *	—
Professional liability	5.0	NM *	—	NM *	—
Worldwide property	—	—	—	(100.0)%	10.3
Total	$663.0	(3.0)%	$683.4	38.8%	$610.8

*	Not Meaningful—2007 was the first year of operations for these lines of business.

The decrease in gross written premiums in 2007 of 3.0% over 2006 is due to a number of factors including the prevailing less favorable pricing environment in some lines of business, in particular the aviation and U.K. commercial liability insurance classes. This was partially offset by increases in premiums from the energy insurance business. Contributions from the new lines of business including non-marine and transportation liability and professional liability were relatively small as a result of these lines commencing business late in 2007.

Losses and loss adjustment expenses.    The loss ratio for the international insurance segment has reduced from 53.3% in 2006 to 51.7% in 2007. Although the current period has been adversely affected by a $14.0 million loss from a shipping collision and a $10.1 million loss from an air crash in Brazil, it has benefited from favorable prior period reserve releases of $80.8 million. The comparative period in 2006 benefited from a reserve release of $32.7 million, $7.4 million of which was attributable to specialty reinsurance. Prior year reserve releases are further discussed under ‘‘Reserves for Losses and Loss Expenses.’’

This segment suffered in 2006 $19.0 million of deterioration in 2005 hurricane losses which reduced significantly the impact of a $28.4 million favorable development on the balance of the account.

Losses and loss adjustment expenses increased by $103.0 million in 2005 compared to 2004. The increase in loss expenses was attributable to the growth of the specialty insurance lines in this segment as well as $22.8 million of 2005 hurricane losses, $18.8 million U.K. refinery fire loss and three aviation losses totaling $16.2 million.

Policy acquisition, operating and administrative expenses. Increases in the acquisition costs for the international insurance segment are attributable to increases in profit commissions resulting from improved profitability, particularly in the energy portfolio.

The operating and administrative expense ratio increased in 2007 by 2.0 percentage points due to the investment in new teams, increases in personnel costs connected with increased bonuses and long-term incentive charges and the weakening of the U.S. Dollar against the British Pound.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis. For a more detailed description of this segment, see Part I, Item 1, ‘‘Business—Business Segments—U.S. Insurance.’’

Gross written premiums.    Gross written premiums decreased by 20.2% compared to 2006 due primarily to the repositioning of our U.S. commercial property account and the non-renewal of a number of poorly performing contracts. The U.S. casualty account is experiencing some rate pressure but we have been able to maintain premium levels while obtaining price adequacy.

The table below shows our gross written premiums for each line of business for each of 2007, 2006 and 2005, and the percentage change in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the twelve months ended December 31, 2007		For the twelve months ended December 31, 2006		For the twelve months ended December 31, 2005
	($ in millions)	% increase/ (decrease)	($ in millions)	% increase/ (decrease)	($ in millions)
U.S Property insurance	$41.1	(42.8)%	$71.9	7.3%	$67.0
U.S. Casualty insurance	81.4	(0.2)%	81.6	9.1%	74.8
Total	$122.5	(20.2)%	$153.5	8.3%	$141.8

In 2006, we increased our U.S. surplus lines in both property (2005—$67.0 million) and casualty (2005—$74.8 million).

Losses and loss adjustment expenses.    The loss ratio for our U.S. insurance segment decreased to 55.1% in 2007, from 75.0% is 2006. The decrease is attributable to a combination of reserve releases of $6.3 million during 2007 compared to a reserve strengthening of $0.8 million in 2006 and favorable loss experience in the current accident year in our U.S. casualty business.

The loss ratio for U.S. insurance increased from 68.0% in 2005 to 75.0% in 2006. This was attributable mainly to our U.S. property business which suffered from an unexpected frequency of large fire losses which resulted in $19.6 million of losses, representing 23.7% of net earned premiums.

Policy acquisition, operating and administrative expenses.    Although the policy acquisition expense ratio of 20.1% in 2007 is relatively consistent with 19.8% in 2006, the underlying net earned premiums from U.S. property business and U.S casualty business has changed. The change in business mix towards casualty insurance results in lower commission levels, however this has been offset by an increase in profit commission accruals in 2007 associated with increased profitability in the account. Operating and administrative expenses have increased to $24.4 million in 2007 from $17.2 million in 2006 due primarily to $3.7 million of reorganization costs associated with our U.S. operations, in addition to the increase in operating and administrative expenses associated with personnel costs connected with increased bonuses and long-term incentive charges and the weakening of the U.S. Dollar against the British Pound.

The increase in expense ratio from 2005 to 2006 of 1.1 percentage points was due to the premium growth in the U.S. property business which attracted a higher operating and administrative charge to the segment.

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

Reserves by segment.    The following presents our loss reserves by business segment as at December 31, 2007 and 2006:

	As at December 31, 2007			As at December 31, 2006
		Reinsurance Recoverable			Reinsurance Recoverable
	Gross		Net	Gross		Net
	($ in millions)
Property Reinsurance	$537.5	$(78.2)	$459.3	$709.2	$(159.7)	$549.5
Casualty Reinsurance	1,276.3	(13.7)	1,262.6	970.9	(9.1)	961.8
International Insurance	999.2	(139.2)	860.0	570.1	(216.3)	353.8
U.S. Insurance	133.0	(73.6)	59.4	569.8	(83.2)	486.6
Total Losses and loss expense reserve	$2,946.0	$(304.7)	$2,641.3	$2,820.0	$(468.3)	$2,351.7

The gross reserves may be further analyzed between outstanding or reported claims and IBNR as at December 31, 2007 and 2006, as follows:

	As at December 31, 2007
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Property Reinsurance	331.3	206.2	$537.5	38.4%
Casualty Reinsurance	361.5	914.8	1,276.3	71.7%
International Insurance	600.8	398.4	999.2	39.9%
U.S. Insurance	41.1	91.9	133.0	69.1%
Total Losses and loss expense reserves	$1,334.7	$1,611.3	$2,946.0	54.7%

	As at December 31, 2006
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Property Reinsurance	$540.4	$172.8	$713.2	24.2%
Casualty Reinsurance	207.2	763.7	970.9	78.7%
International Insurance	642.5	364.2	1,006.7	36.2%
U.S. Insurance	56.2	73.0	129.2	56.5%
Total Losses and loss expense reserves	$1,446.3	$1,373.7	$2,820.0	48.7%

Gross IBNR for the property reinsurance segment has increased in 2007 reflecting changes in the business mix from treaty catastrophe and risk excess business to a higher proportion of pro rata business which has higher attritional loss ratios. Gross reserves for the casualty reinsurance segment have continued to increase reflecting the build up of long-tail reserves. International insurance reserves have reduced slightly due to the settlement of the 2005 hurricane losses. The reserves for U.S. insurance have increased reflecting the higher proportion of longer-tail casualty business.

Prior year loss reserves.    In the twelve months ended December 31, 2007, 2006 and 2005, there was a reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

Business Segment	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005
		($ in millions)
Property Reinsurance	$(11.5)	$(40.9)	$(13.9)
Casualty Reinsurance	31.8	60.3	10.9
International Insurance	80.8	32.7	52.4
U.S. Insurance	6.3	(0.8)	1.2
Total reduction in prior year loss reserves	$107.4	$51.3	$50.6

For the twelve months ended December 31, 2007.    The analysis of the development by each segment is as follows:

Property Reinsurance.    Property reinsurance deteriorated by $11.5 million in 2007 of which approximately $10.0 million is attributable to Hurricanes Katrina, Rita and Wilma. The methodology we use to determine the hurricanes’ ultimate losses is to review each cedant’s position with respect to its reported claims and establish an expected IBNR utilizing information from that client. In setting our loss estimates for Hurricane Katrina, we have taken account of evolving litigation relating to coverage and quantum issues and included additional provisions where appropriate. Because of ongoing litigation, there remains significant uncertainty as to our ultimate costs of Hurricane Katrina.

Casualty Reinsurance.    The lines contributing to the casualty reinsurance reserves release of $31.8 million, are $12.1 million attributed to international casualty, $31.4 million to U.S. casualty less $11.7 million of reserve strengthening for casualty facultative and structured business. Although claims in these lines may take several years to emerge, the experience to date compared with our starting loss ratios and expected patterns have generally been better than expected at the aggregate level.

International Insurance.    The international insurance reserves release is $80.8 million. This is spread across several lines of which the largest contributor is U.K. commercial liability which accounted for $58.3 million of releases. This reduction is attributable mainly to a reduction in the uncertainty surrounding the initial case reserving methodology and continued favorable loss experience. Most other classes exhibited releases of between $3 million and $8 million with the exception of marine and specialty liability which deteriorated by $4.9 million.

U.S. Insurance.    This segment shows a $6.3 million release driven largely by the casualty account. This is due to the recognition of some of the good experience to date on the account.

For the twelve months ended December 31, 2006.    The analysis of the development by each segment is as follows:

Property Reinsurance.    Property reinsurance deteriorated by $40.9 million in 2006 of which $35.6 million was attributable to Hurricanes Katrina, Rita and Wilma. At year-end we held a total IBNR for Hurricane Katrina for property reinsurance of $41.5 million.

Casualty Reinsurance.    As at December 31, 2006, the most significant contributions to the casualty reinsurance reserves release of $60.3 million, were $27.8 million attributed to international casualty and $28.6 million to U.S. casualty. Claims in these lines may take several years to emerge. Nonetheless, the experience through December 31, 2006 compared with our starting loss ratios and expected patterns have been better than expected.

International Insurance.    As at December 31, 2006, the international insurance reserves release of $32.7 million was spread across several lines of which the largest contributors are U.K. commercial liability $28.7 million, specialty reinsurance $6.7 million, the run-off of quota shares written in 2002 and 2003 $6.4 million followed by marine hull insurance $2.4 million and aviation insurance $1.8 million. These releases have been offset by increases in Hurricane Katrina reserves for the energy, liability and worldwide property accounts.

U.S. Insurance.    As at December 31, 2006, the U.S. insurance reserves were increased by $0.8 million in the year due to deterioration on the property account offsetting favorable development on the casualty account.

For the twelve months ended December 31, 2005.    The analysis of the development by each segment is as follows:

Property Reinsurance.    The net reserves of the property reinsurance segment as at December 31, 2004 were $222.9 million which included specific case reserves in relation to Hurricanes Charley, Frances, Ivan and Jeanne and Typhoon Songda. Further claims information received in relation to Hurricane Ivan and Typhoon Songda windstorms gave rise to a $7.8 million increase in reserves in the period. In addition, further claims notifications in respect of certain treaty risk excess contracts received during the twelve months to December 31, 2005 highlighted deterioration in claims development resulting in additional strengthening in claims reserves of $6.1 million.

Casualty Reinsurance.    As at December 31, 2004 the casualty reinsurance segment held net claims reserves of $373.2 million. Favorable trends in claims development in the non-U.S. casualty and U.S. casualty lines have seen claims develop at a slower than expected rate, and led to a release of prior year net reserves of $10.9 million. Most of the release in respect of the U.S. casualty lines relates to workers’ compensation catastrophe excess of loss contracts which have a shorter reporting period than other long-tail classes.

International Insurance.    As at December 31, 2004 the international insurance segment held net claims reserves of $473.7 million, partly derived through the Wellington quota share arrangements which have developed better than anticipated resulting in a release of $7.2 million. The specialty reinsurance business line experienced better than expected development from the 2004 windstorms and significantly lower than anticipated development of IBNR claims, leading to a favorable development of $19.2 million.

Better than expected development from the U.K. commercial property and liability classes has resulted in a net reserve release of $25.0 million. The other insurance lines also contributed a further $1.0 million release.

U.S. Insurance.    The net reserves of the U.S. insurance segment as at December 31, 2004 were $10.4 million. Development in the shorter-tail property insurance lines has seen a lower claim development than had been expected and the liability insurance class has to date seen a lower level of incurred claims than projected giving rise to a release in net reserves of $1.2 million across these two classes.

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

Capital Management

During 2007, we continued to execute our capital management strategy to optimize our capital structure. While total capital increased during the year, the proportion funded by our ordinary shareholders also has increased from 75% to 78%.

The following table shows our capital structure at December 31, 2007 compared to December 31, 2006.

	As at December 31, 2007		As at December 31, 2006
	($ in millions, except for percentages)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,398.4	78%	$1,970.1	75%
Preference shares (liquidation preference), net of issue costs	419.2	14%	419.2	16%
Long-term debt	249.5	8%	249.4	9%
Total capital	$3,067.1	100%	$2,638.7	100%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2007, this ratio was 8.1%, (2006—9.4%, 2005—10.9%).

Our Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 21.8% as of December 31, 2007 (2006—25.3% 2005—19.4%).

The principal capital management transactions during 2007 were as follows.

Repurchases of ordinary shares.    On September 28, 2007, we entered into a Master Confirmation agreement with Goldman Sachs in connection with an ASR for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,644,415 shares on October 25, 2007. When the contract expires, the Company may receive and subsequently cancel up to a further 143,359 shares, with the actual number being determined by the volume weighted average price of our shares over the period from October 22, 2007 (the end of the hedge period) and the date of termination less a discount. On January 25, 2008, the ASR was completed pursuant to which we canceled an additional 115,784 ordinary shares.

On November 9, 2007, we entered into another contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. When the contract expires, we may receive and subsequently cancel up to a further 298,165 shares, with the actual number being determined by the volume weighted average price of our shares over the period from November 23, 2007 (the end of the hedge period) and the date of termination, less a discount. Apart from our payment of $50 million on November 9, 2007, we will make no further payments or transfer shares under this contract, except under certain circumstances in connection with friendly acquisitions.

The two share repurchase transactions represented a total cumulative repurchase amount of approximately $100 million, being the final tranche of the $300 million share repurchase program authorized by the Company’s Board of Directors as announced on November 8, 2006. The cumulative share repurchase in 2007 of approximately $100 million was funded from cash on hand.

On February 6, 2008 the Company’s Board authorized a new share repurchase program for up to $300 million of ordinary equity. The authorization covers the period through March 1, 2010.

Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,817.6 million at December 31, 2007 ($2,389.3 million at December 31, 2006). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

On December 21, 2007, we filed an unlimited shelf registration statement for the sale of securities from time to time. Under a shelf registration statement filed on October 24, 2005 we have the facility to issue and sell up to approximately $370 million of securities subject to the issuance of one or more supplementary prospectuses and market conditions.

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

As at December 31, 2007 and 2006, Aspen Holdings held $17.9 million and $46.0 million, respectively, in cash and cash equivalents which management considers sufficient to provide us liquidity at such time.

In 2007, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings a dividend of $125 million and $17.0 million, respectively. In 2006, Aspen U.K. paid a dividend to Aspen Holdings of $35.0 million. No other dividends were paid to Aspen Holdings in 2007 or 2006. Aspen Holdings also received interest of $28.6 million (2006—$26.0 million) from Aspen U.K. Holdings in respect of an intercompany loan.

The ability of our Insurance Subsidiaries to pay Aspen Holdings a dividend or other distribution is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see ‘‘Business—Regulatory Matters’’ in Part I, Item 1 in this report.

There were no significant restrictions on the ability of Aspen U.K. and Aspen Bermuda to pay Aspen Holdings dividends funded from their respective accumulated balances of retained income as at December 31, 2007.

In addition to its dividend capacity as at December 31, 2007, Aspen Bermuda could also make capital repayments to Aspen Holdings in excess of $140 million without prior approval from the BMA. Aspen U.K. has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings. Aspen U.K. would typically seek FSA approval prior to making such a capital repayment.

For a more detailed discussion of our Insurance Subsidiaries’ ability to pay dividends, see Note 14 of our financial statements.

Insurance subsidiaries.    As of December 31, 2007, the Insurance Subsidiaries held approximately $633.5 million (2006—$1,144.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2007 and for the foreseeable future.

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

Liquidity risks are managed by making regular forecasts of the timing and amount of expected cash outflows and ensuring that the Company maintains sufficient balances in cash and short-term investments to meet these estimates. Notwithstanding this policy, if these cash flow forecasts are incorrect, the Company could be forced to liquidate investments prior to maturity, potentially at a significant loss.

The liquidity of the Insurance Subsidiaries is also affected by the terms of contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2007 and 2006:

	As at December 31, 2007	As at December 31, 2006
	($ in millions, except percentages)
Assets held in multi-beneficiary trusts	$1,422.5	$1,280.1
Assets held in single beneficiary trusts	52.5	51.4
Letters of credit issued under our revolving credit facilities (1)	133.3	231.7
Secured letters of credit (2)	344.9	233.6
Total	$1,953.2	$1,796.8
Total as % of cash and invested assets	33.2%	34.7%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of December 31, 2007, the Company had funds on deposit of $367.2 million and £49.3 million (December 31, 2006—$171.2 million and £50.2 million) as collateral for the secured letters of credit.

U.S. reinsurance trust fund.    For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $810.2 million at December 31, 2007 and $811.3 million at December 31, 2006. At December 31, 2007 the total value of assets held in the trust was $1,180.2 million (2006—$1,101.7 million).

U.S. surplus lines trust fund.    Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2007 was $75.5 million (2006—$70.6 million).

U.S. regulatory deposits.    As at December 31, 2007, Aspen Specialty had a total of $6.9 million (2006—$6.8 million) on deposit with U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.    Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2007, the balance held in trust was Can$159.9 million (2006—Can$117.7 million).

Consolidated cash flows for the twelve months ended December 31, 2007.    Total net cash flow from operating activities in 2007 was $774.0 million (2006—$723.2 million), an increase of $51.0 million from 2006. For the twelve months ended December 31, 2007, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $695.6 million in 2007 and made net investments in the amount of $426.1 million in market securities during the period. We paid ordinary and preference share dividends of $80.7 million, and $101.2 million was used to repurchase ordinary shares. At December 31, 2007, we had a cash balance of $651.4 million.

Consolidated cash flows for the twelve months ended December 31, 2006.    Total net cash flow from operating activities in 2006 was $723.2 million, a reduction of $65.9 million from 2005. Net paid claims were $469.7 million in 2006 with $934.5 million of net investment in market securities during the period. The Company paid ordinary and preference share dividends of $71.8 million, and raised

$225.4 million from preference share offerings, $200.8 million of which was used to repurchase ordinary shares. At December 31, 2006, we had a cash balance of $495.0 million.

Consolidated cash flows for the twelve months ended December 31, 2005.    Total net cash flow from operating activities in 2005 was $789.1 million. Dividends paid on ordinary shares totaled $45.5 million with approximately $790 million after expenses raised from the issuance of 25,884,891 ordinary shares and 4,000,000 Perpetual PIERS. As at December 31, 2005, we had a consolidated cash balance of $748.3 million.

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

The facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010. As of December 31, 2007, no borrowings were outstanding under the credit facilities, though we had $204.5 million and $133.3 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or an event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P financial strength rating of A−; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2007:

	Payments due by period
	($ in million)
Contractual Basis	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$77.7	$7.9	$15.8	$15.2	$38.8
Long-Term Debt Obligations (1)	250.0	—	—	—	250.0
Reserves for Losses and loss adjustment expenses (2)	2,946.0	1,128.1	1,224.5	127.3	466.1

(1)	The long term debt obligations disclosed above does not include the $15 million annual interest payable on our outstanding senior notes.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘—Critical Accounting Policies—Reserves for Losses and Loss Expenses.’’

The Company has entered into a lease for three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for the holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years and annual service charges of $180,000 per year. These premises were occupied by the Company on January 30, 2006.

On April 1, 2005, Aspen U.K. signed an agreement for under-leases for office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. The Company began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases is each subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing the Company to terminate any of the leases prior to expiration of the 15-year contractual terms.

In 2006, we moved offices in Boston and entered into a new lease for office space totaling approximately 28,715 square feet covering two floors of the Federal Reserve Bank Building in Boston, Massachusetts. The commencement date of the lease was September 1, 2006. The lease term is for ten years, with the annual rent for the first five years being approximately $1.0 million and for the remainder of the term being approximately $1.1 million.

In addition, we lease office space in Rocky Hill, Connecticut as well as other states in the United States in connection with our U.S. operations. Office space is also leased in Paris, France, Dublin, Ireland and Zurich, Switzerland. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

For a discussion of derivative instruments entered into by the Company, please see Note 9 to the audited financial statements for the twelve months ended December 31, 2007 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re is a variable interest entity under the provisions of FASB interpretation No.46 (R). We have a variable interest in the entity, however we are not the primary beneficiary of the entity and therefore we are not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 8 to the audited financial statements for the twelve months ended December 31, 2007 included elsewhere in this report.

We are not party to any transaction, agreement or other contractual arrangement to which an affiliated entity unconsolidated with us is a party, other than that noted above with Ajax Re, that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.

Interest rate risk.    Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We expect to manage interest rate risk by selecting investments with characteristics such as duration, yield, currency and liquidity taking into account the anticipated cash outflow characteristics of Aspen U.K.’s, Aspen Bermuda’s and Aspen Specialty’s insurance and reinsurance liabilities.

Our strategy for managing interest rate risk also includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. The portfolio is actively managed and trades are made to balance our exposure to interest rates.

As at December 31, 2007, our fixed income portfolio had an approximate duration of 3.4 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in millions, except percentages)
Market Value	$4,824.0	$4,745.6	$4,665.9	$4,585.1	$4,503.8
Gain/Loss	158.1	79.7	—	(80.7)	(162.0)
Percentage of Portfolio	3.3%	1.7%	—	(1.7)%	(3.4)%
Corresponding percentage at December 31, 2006	2.8%	1.4%	—	(1.4)%	(2.8)%

Equity risk.    We have invested in three funds of hedge funds which total in value $561.4 million at December 31, 2007, equivalent to 9.5% of the total of our investments, cash and cash equivalents at that date. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The underlying assets comprise of hedge funds with diverse strategies and securities.

To the extent that the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions and to the extent that they have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of December 31, 2007, approximately 80% of our cash and investments was held in U.S. Dollars (2006—79%), approximately 13% were in British Pounds (2006—15%) and approximately 7% were in currencies other than the U.S. Dollar and the

British Pound (2006—6%). For the twelve months ended December 31, 2007, 10% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2006—12%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2008.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2007, would have impacted reported net comprehensive income by approximately $35.5 million (2006—$7.3 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. There were no outstanding forward contracts as at December 31, 2007 or 2006.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2007 and 2006, the average rate of fixed income securities in our investment portfolio was ‘‘AA+’’, decreasing from ‘‘AAA’’ at December 31, 2006.

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

The table below shows our reinsurance recoverables as of December 31, 2007, and our reinsurers’ ratings taking into account any changes in ratings as of February 5, 2008:

A.M. Best	($ in millions)
A++	$31.0
A+	$46.3
A	$166.9
A−	$37.2
Fully collateralized	$3.3
Not rated	$20.0
$304.7

Item 8.    Financial Statements and Supplementary Data

Reference is made to Part IV, Item 15(a) of this report, commencing on page F-1, for the Consolidated Financial Statements and Reports of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants regarding accounting and financial disclosure for the period covered by this report.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company’s disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this report, and our other Exchange Act reports, is recorded, processed, summarized and reported in a timely fashion.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers of the Registrant and Corporate Governance

Directors

Pursuant to provisions that were in our bye-laws and a shareholders’ agreement by and among us and certain shareholders prior to our initial public offering in 2003, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our Board of Directors. Mr. Cormack was appointed director by Candover. Mr. Melwani was appointed, and Dr. Rosenthal was nominated, as directors by Blackstone, Mr. Avery was appointed director by Wellington and Mr. Salame was nominated director by CSFB Private Equity. On July 25, 2007, Messrs. Melwani and Salame resigned as directors. Mr. Avery decided not to seek re-election at our 2007 annual general meeting held on May 2, 2007, following the expiry of his three-year term. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise. On July 25, 2007, Messrs. Bucknall and Botein were appointed to the Board. Mr. Houghton was appointed to the board effective May 2, 2007. Mr. Ahamed was appointed to the Board on October 31, 2007.

Our bye-laws provide for a classified Board of Directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors, together with Mr. Ahamed who was appointed by our Board of Directors as a Class I director on October 31, 2007, are scheduled to serve until our 2008 annual general meeting. Mr. Houghton, who was appointed by our Board of Directors in 2007 as a Class II director, and Messrs. Botein and Bucknall who were both appointed as Class III directors by our Board of Directors in 2007 are also scheduled to serve until our 2008 annual general meeting. Our incumbent Class II Directors were re-elected at our 2006 annual general meeting to serve until our 2009 annual general meeting, and our incumbent Class III Directors were elected at our 2007 annual general meeting and are scheduled to serve until our 2010 annual general meeting.

As of February 15, 2008, we had the following directors on our Board of Directors and committees:

Name	Age	Director Since	Audit	Compensation	Corporate Governance & Nominating	Investment	Risk	Business Opportunities
Class I Directors:
Christopher O’Kane	53	2002						✓
Heidi Hutter	50	2002	✓				Chair	✓
David Kelso	55	2005	✓			✓	✓
John Cavoores	50	2006		✓			✓	✓
Liaquat Ahamed	55	2007				✓	✓
Class II Directors:
Julian Cusack	57	2002				✓	✓
Norman L. Rosenthal	56	2002	✓		✓
Glyn Jones	55	2006			Chair	Chair		Chair
Richard Houghton	42	2007
Class III Directors:
Ian Cormack	60	2003	Chair				✓
Stuart Sinclair	54	2006
Matthew Botein	34	2007		✓	✓	✓
Richard Bucknall	59	2007	✓	Chair				✓

Glyn Jones.    With effect from May 2, 2007, Mr. Jones was appointed as Chairman. Mr. Jones has been a director since October 30, 2006. He also has served as a non-executive director of Aspen U.K. since December 4, 2006. Mr. Jones was most recently the Chief Executive Officer of Thames River Capital. From 2000 to 2004 he served as Chief Executive Officer of Gartmore Investment Management in the U.K. Prior to Gartmore, Mr. Jones was Chief Executive of Coutts NatWest Group

and Coutts Group, which he joined in 1997, and was responsible for strategic leadership, business performance and risk management. In 1991 he joined Standard Chartered, later becoming the General Manager of Global Private Banking. Mr. Jones was a consulting partner with Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants from 1981 to 1990.

Christopher O’Kane.     Mr. O’Kane has been our Chief Executive Officer and a director since June 21, 2002. He is also currently the Chief Executive Officer of Aspen U.K. and was Chairman of Aspen Bermuda until December 2006. Prior to the creation of Aspen Holdings, from November 2000 until June 2002, Mr. O’Kane served as a director of Wellington and Chief Underwriting Officer of Lloyd’s Syndicate 2020 where he built his specialist knowledge in the fields of property insurance and reinsurance, together with active underwriting experience in a range of other insurance disciplines. From September 1998 until November 2000, Mr. O’Kane served as one of the underwriting partners for Syndicate 2020. Prior to joining Syndicate 2020, Mr. O’Kane served as deputy underwriter for Syndicate 51 from January 1993 to September 1998. Mr. O’Kane has over twenty-five years of experience in the insurance industry, beginning his career as a Lloyd’s broker.

Richard Houghton.     Mr. Houghton joined us as our Chief Financial Officer on April 30, 2007 and has been a director since May 2, 2007. He was previously at Royal Bank of Scotland Group plc (‘‘RBS’’), where he was Chief Operating Officer, RBS Insurance from 2005 to March 2007, responsible for driving operational efficiency across the finance, IT, risk, HR, claims and actuarial functions of this division. Previously, he was Group Finance Director, RBS Insurance from 2004 to 2005. Mr. Houghton was also Group Finance Director of Ulster Bank, another subsidiary of RBS from 2003 to 2004. He began his professional career as an accountant at Deloitte & Touche where he spent 10 years working in audit, corporate finance and recovery. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Liaquat Ahamed.     Mr. Ahamed has been a director since October 31, 2007. Mr. Ahamed has a background in investment management with leadership roles that include heading the World Bank’s investment division. From 2004, Mr. Ahamed has been an adviser to the Rock Creek Group, an investment firm based in Washington D.C. From 2001 to 2004, Mr. Ahamed was the Chief Executive Officer of Fischer Francis Trees & Watts, Inc., a subsidiary of BNP Paribas specializing in institutional single and multi-currency fixed income investment portfolios. Mr. Ahamed is a Board member of the Rohatyn Group, and a member of the Board of Trustees at the Brookings Institution.

Matthew Botein.     Mr. Botein has been a director since July 25, 2007. Mr. Botein joined Highfields Capital Management, a Boston-based investment management firm in 2003 and has been a Managing Director since January 1, 2006 and member of its Management Committee since January 1, 2007. Prior to joining Highfields, he was a Principal in the private equity department of The Blackstone Group from March 2000 to March 2003. He currently serves on the Boards of Cyrus Reinsurance Holdings Limited and Cyrus Reinsurance Holdings II Limited, ‘‘sidecars’’ Highfields formed with XL Capital (as well as their operating subsidiaries), and Integro Limited, an insurance broker, and previously was a member of our Board from our formation until 2003.

Richard Bucknall.    Mr. Bucknall has been a director since July 25, 2007 and a director of Aspen U.K. since January 14, 2008. Mr. Bucknall recently retired from Willis Group Holdings Limited where he was Vice Chairman from February 2004 to March 2007 and Group Chief Operating Officer from January 2001 to December 2006, where he was responsible for leading the development of Willis’ international network and played a crucial role in various strategic acquisitions. He was also previously Chairman/Chief Executive Officer of Willis Limited from May 1999 to March 2007. Mr. Bucknall is currently a non-executive director of FIM Services Limited. He is a Fellow of the Chartered Insurance Institute.

John Cavoores.     Mr. Cavoores has been a director since October 30, 2006. Mr. Cavoores is currently an advisor to Blackstone, previously one of our principal shareholders, advising on current portfolio investments and new opportunities. Mr. Cavoores has over 27 years of experience in the insurance industry and recently served as President and Chief Executive Officer of OneBeacon Insurance Company, a subsidiary of the White Mountains Insurance Group, from 2003 to 2005. Mr. Cavoores currently serves as a director of Cyrus Reinsurance Holdings SPC and Alliant Insurance

Holdings. Among his other positions, Mr. Cavoores was President of National Union Insurance Company, a subsidiary of American International Group (AIG). He spent 19 years at Chubb Insurance Group, where he served as Chief Underwriting Officer, and Executive Vice President and Managing Director of overseas operations, based in London.

Ian Cormack.    Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen U.K. since 2003. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.’s insurance financial services and asset management in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-Head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director on the boards of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance, Europe ArabBank plc and Qatar Financial Centre Authority. Mr. Cormack is also a non-executive chairman of Aberdeen Growth Opportunities Venture Capital Trust 2 plc. He also serves as chairman of Entertaining Finance Ltd., Bank Training and Development Ltd. and Carbon Reductions Ltd. He previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, as a member of the Board of Directors of Clearstream (Luxembourg) and as a member of Millennium Associates AG’s Global Advisory Board. He was previously a non-executive director of MphasiS BFL Ltd. (India). He was a member of the U.K. Chancellor’s City Advisory Panel from 1993 to 1998.

Julian Cusack, Ph.D.    Mr. Cusack was our Chief Financial Officer from June 21, 2002 to April 30, 2007 and has been a director since June 21, 2002. He has been the Chief Executive Officer of Aspen Bermuda since 2002 and was appointed Chairman of Aspen Bermuda in December 2006. From 2002 until March 31, 2004, he was also Finance Director of Aspen U.K. Mr. Cusack previously worked with Wellington where he was Managing Director of WUAL from 1992 to 1996, and in 1994 joined the Board of Directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington Underwriting plc from 1996 to 2002.

Heidi Hutter.    Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen U.K. since June 2002. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and Manager of Black Diamond Capital Partners since 2005. Ms. Hutter has over twenty-six years of experience in property/casualty reinsurance. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd’s of London, which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. Ms. Hutter also serves as a director of Aquila, Inc. and Amerilife Group Holdings LLC.

David Kelso.    Mr. Kelso has been a director since May 26, 2005. He was a founder, in 2003, of Kelso Advisory Services and currently serves as its Senior Financial Advisor. He also currently serves as a director of ExlService Holdings, Inc., Assurant Inc. and Sound Shore Fund Inc. From 2001 to 2003, Mr. Kelso was an Executive Vice President of Aetna, Inc. From 1996 to 2001, he was the Executive Vice President, Chief Financial Officer and Managing Director of Chubb Corporation. From 1992 to 1996, he first served as the Executive Vice President and Chief Financial Officer and later served as the Executive Vice President, Retail and Small Business Banking, of First Commerce Corporation. From 1982 to 1992, he was a Partner and the Head of North American Banking Practice of Gemini Consulting Group.

Norman L. Rosenthal, Ph.D.    Dr. Rosenthal has been a director since June 21, 2002. He is also currently President of Norman L. Rosenthal & Associates, Inc., a management consulting firm which specializes in the property and casualty insurance industry. Previously, Dr. Rosenthal was a managing director and senior equity research analyst at Morgan Stanley & Co. following the property and casualty insurance industry. He joined Morgan Stanley’s equity research department covering the insurance sector in 1981 and remained there until 1996. Dr. Rosenthal also currently serves on the Boards of Directors of The Plymouth Rock Company, Securis Investment Partners & Funds, Palisades Safety and Insurance Management Corporation and the High Point Safety and Insurance Management

Company and Arthur J. Gallagher. Dr. Rosenthal previously served on the Boards of Directors of Mutual Risk Management Ltd. from 1997 to 2002, and Vesta Insurance Group from 1996 to 1999.

Stuart Sinclair.    Mr. Sinclair has been our President and Chief Operating Officer since September 2006. He has been a director since October 30, 2006 and a director of Aspen U.K. since October 4, 2006. Prior to joining us, he was most recently President and CEO, Greater China, GE Financial Services, which is part of GE Capital. Previously, he served as President and U.K. Chief Executive of GE Consumer Finance. Before joining GE Capital, Mr. Sinclair held several positions at Royal Bank of Scotland, including CEO of Tesco Personal Finance. In addition to his recent work experience, Mr. Sinclair has held a number of management consultancy roles at firms based in the United States, including Mercer Management Consulting. He was also an International Economist, lecturing at the University of Reading and advising the Saudi Arabian Foreign Ministry. Mr. Sinclair is also a non-executive director of Prudential Health Limited.

Committees of the Board of Directors

Audit Committee: Messrs. Cormack, Bucknall, Kelso, Rosenthal and Ms. Hutter. The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the Board of Directors as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. Mr. Bucknall was appointed to the Audit Committee on July 25, 2007. The Audit Committee held four meetings during 2007. The Board of Directors considers Mr. Kelso to be our ‘‘audit committee financial expert’’ as defined in the applicable regulations. The Board of Directors has made the determination that Mr. Kelso is independent.

Compensation Committee: Messrs. Bucknall, Botein, and Cavoores. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company’s Chief Executive Officer, executive directors and key employees. Messrs. Bucknall, Botein and Cavoores were appointed to the Compensation Committee on July 25, 2007. Mr. Bucknall is the Chairman of the Compensation Committee. Messrs. Melwani, Salame and Jones were members of the Compensation Committee until July 25, 2007 and Mr. Avery was a member until May 2, 2007. The Compensation Committee held four meetings during 2007.

Investment Committee: Messrs. Jones, Ahamed, Botein, Cusack and Kelso. The Investment Committee is an advisory committee to the Board of Directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Jones is Chairman of the Investment Committee. Messrs. Melwani, Salame and Cavoores were members of the Investment Committee until July 25, 2007. Mr. Myners was a member until May 2, 2007. Mr. Botein was appointed to the Investment Committee on July 25, 2007 and Mr. Ahamed on October 31, 2007. The Investment Committee held five meetings during 2007.

Corporate Governance and Nominating Committee: Messrs. Jones, Botein and Rosenthal. The Corporate Governance and Nominating Committee, among other things, establishes the Board of Directors’ criteria for selecting new directors and oversees the evaluation of the Board of Directors and management. Mr. Jones was appointed to the Corporate Governance and Nominating Committee on May 2, 2007 and was elected its chair on May 2, 2007. Mr. Botein was appointed to the Corporate Governance and Nominating Committee on July 25, 2007. Messrs. Myners and Avery were members of the Corporate Governance and Nominating Committee until May 2, 2007 and Mr. Melwani until July 25, 2007. The Corporate Governance and Nominating Committee held five meetings during 2007.

Risk Committee: Ms. Hutter, Messrs. Ahamed, Cavoores, Cormack, Cusack and Kelso. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter is the Chair of the Risk Committee. Mr. Ahamed was appointed to the Risk Committee on October 31, 2007. Mr. Salame was a member of the Risk Committee until July 25, 2007. The Risk Committee held four meetings during 2007.

Business Opportunities Committee: Messrs. Jones, Cavoores, Bucknall and O’Kane and Ms. Hutter. The Business Opportunities Committee was established on July 26, 2007. Mr. Jones is the Chair of the Committee. The purpose of the Business Opportunities Committee is to act on behalf of the Board in evaluating and, when appropriate approving, new business opportunities in situations in which it is not practicable to delay a decision until the next scheduled meeting of the Board. The Committee would only consider new business opportunity proposals relating to lines of business that have been identified as possible new lines of business in the approved business plan of the relevant operating subsidiary of the Company. The Business Opportunities Committee held one meeting during 2007.

Executive Officers

On November 14, 2007, Ian Campbell resigned as Head of Group Finance with effect on February 15, 2008.

The table below sets forth certain information concerning our executive officers as of February 15, 2008:

Name	Age	Position
Christopher O’Kane (1)	53	Chief Executive Officer of Aspen Holdings and Aspen U.K.
Richard Houghton (1)	42	Chief Financial Officer of Aspen Holdings
Julian Cusack (1)	57	Chief Executive Officer and Chairman of Aspen Bermuda
Stuart Sinclair (1)	54	President and Chief Operating Officer of Aspen Holdings
Brian Boornazian	47	Head of Reinsurance and President, Aspen Re America
David Curtin	50	General Counsel
James Few	36	Chief Underwriting Officer of Aspen Bermuda, Head of Property Reinsurance
Karen Green	40	Head of Strategy
Oliver Peterken	51	Chief Risk Officer
Kate Vacher	36	Underwriting Director
Nathan Warde	46	Head of U.S. Insurance
Chris Woodman	46	Head of Human Resources
Matthew Yeldham	39	Head of International Insurance

(1)	Biography available above under ‘‘—Directors’’ above.

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

David Curtin.    Since September 2, 2003, Mr. Curtin has served as General Counsel. Prior to joining the Company, Mr. Curtin served as Senior Vice President and General Counsel of ICO Global Communications Limited from January 2001 until October 2002. He joined ICO as Chief Banking and Financial Counsel in November 1998 and became Deputy General Counsel in March 2000. From 1988 to 1998 he was with Jones, Day, Reavis and Pogue in New York and London and from 1985 to 1988 he was with Bingham, Dana & Gould in Boston. Mr. Curtin has resigned from the Company effective February 29, 2008.

James Few.    Mr. Few has been our Head of Property Reinsurance since June 1, 2004 and Aspen Bermuda’s Chief Underwriting Officer since November 1, 2004. Before joining Aspen Bermuda, he had been an underwriter at Aspen U.K. since June 21, 2002. Mr. Few previously worked as an underwriter with Wellington from 1999 until 2002 and from 1993 until 1999 was an underwriter and client development manager at Royal & Sun Alliance.

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

Kate Vacher.    Ms. Vacher is our Underwriting Director. Previously, she was our Head of Group Planning from April 2003 to May 2006 and Property Reinsurance Underwriter since joining Aspen U.K. on September 1, 2002. Ms. Vacher joined Aspen Bermuda on December 1, 2004. Ms. Vacher previously worked as an underwriter with Wellington Syndicate 2020 from 1999 until 2002 and from 1995 until 1999 was an assistant underwriter at Syndicate 51.

Nathan Warde.    Mr. Warde was appointed President of Aspen Insurance U.S. in April 2007 and is the Chief Executive Officer of Aspen Specialty. He is responsible for leading the Company’s insurance operations in the US and the strategic development of Aspen’s Excess and Surplus lines business. Nathan was previously Executive Vice President of Worldwide Property at Arch Capital Group Ltd from February 2006 to April 2007 and Senior Vice President, E&S Property from May 2002 to February 2006. Prior to joining Arch in 2002, Nathan worked with Royal Specialty Underwriting Inc (RSUI) as Vice President, Team Leader from July 1997 to May 2002 and Assistant Vice President from August 1992 to July 1997, Philadelphia Reinsurance Corporation (a subsidiary of NRG) as Assistant Secretary from July 1987 to August 1992 and Hartford Insurance Group as Supervising Underwriter from November 1986 to July 1987.

Chris Woodman.    Since July 2005, Mr. Woodman has served as Head of Human Resources. Prior to joining us, he was employed by Fidelity International from March 1995 to March 2005. He joined them as a Human Resources Manager, and was subsequently Human Resources Director, Research and Trading on secondment to Fidelity Management and Research Company in Boston, MA. He then returned to the United Kingdom as Director, Human Resources for the Investment and Institutional business at Fidelity International. Most recently, he was Managing Director, Human Resources, COLT Telecom from January 2003 to February 2005 on secondment from Fidelity International. Mr. Woodman resigned from the Company with effect August 1, 2008.

Matthew Yeldham.    Mr Yeldham is our Head of International Insurance. Mr Yeldham joined us in October 2007 and is responsible for all international insurance and specialty reinsurance products. Mr. Yeldham joined Wellington in 1992 working for Lloyd’s Syndicate 672 IC Agnew & Others, and in 2002 was appointed Director of Wellington Underwriting Agencies Ltd, with responsibility for casualty and marine underwriting. He went on to become Deputy Chief Underwriting Officer at Wellington in 2006 and then Deputy Active Underwriter of Catlin Syndicate 2003 (the largest syndicate at Lloyd’s) following Catlin’s acquistion of Wellington in 2006.

Non-Management Directors

The Board of Directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Jones, our Chairman. The non-management directors held four executive sessions during 2007. Mr. Jones, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate their concerns to the non-management directors by sending written communications by mail to Mr. Jones, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. In 2007, we held one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The Board of Directors conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the Board  of Directors and its constituent committees on which that director serves and our annual general meeting of shareholders. All directors attended the annual general meeting of shareholders in 2007 except for: (a) Messrs. Myners and Avery, each of whom had already announced their decision to leave the Board; and Ms. Hutter (who had indicated that she was not able to attend that Board meeting before we scheduled the annual general meeting). Nine meetings of the Board of Directors were held in 2007. All of the directors attended at least 75% of the meetings of the Board of Directors and meetings of all committees on which they serve.

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

The NYSE Corporate Governance Standards require that all members of compensation committees and nominating and corporate governance committees be independent. As of the date of this report, all members of the Compensation Committee are independent and all but one member of our Corporate Governance and Nominating Committee are independent. As described above, Mr. Jones, our Chairman, a member and Chairman of the Corporate Governance and Nominating Committee, is not deemed to be an independent director due to his greater level of involvement with the management of the Company and his greater compensation as Chairman of the Company, which is different from the standard director compensation.

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

A shareholder who wishes to recommend a person or persons for consideration as a Company nominee for election to the Board of Directors should send a written notice by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829 and include the following information:

•	the name of each person recommended by the shareholder(s) to be considered as a nominee;

•	the name(s) and address(es) of the shareholder(s) making the nomination, the number of ordinary shares which are owned beneficially and of record by such shareholder(s) and the period for which such ordinary shares have been held;

•	a description of the relationship between the nominating shareholder(s) and each nominee;

•	biographical information regarding such nominee, including the person’s employment and other relevant experience and a statement as to the qualifications of the nominee;

•	a business address and telephone number for each nominee (an e-mail address may also be included); and

•	the written consent to nomination and to serving as a director, if elected, of the recommended nominee.

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

Minimum Qualifications for Director Nominees.    A nominee recommended for a position on the Company’s Board of Directors must meet the following minimum qualifications:

•	he or she must have the highest standards of personal and professional integrity;

•	he or she must have exhibited mature judgment through significant accomplishments in his or her chosen field of expertise;

•	he or she must have a well-developed career history with specializations and skills that are relevant to understanding and benefiting the Company;

•	he or she must be able to allocate sufficient time and energy to director duties, including preparation for meetings and attendance at meetings;

•	he or she must be able to read and understand basic financial statements; and

•	he or she must be familiar with, and willing to assume, the duties of a director on the Board of Directors of a public company.

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

Item 11.     Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation program for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated named executive officers (‘‘NEOs’’) for 2007. We have also included information on our former Chief Financial Officer who is currently the Chairman and Chief Executive Officer of Aspen Bermuda. This section describes the overall objectives of our compensation program and each element of compensation.

The Company has achieved considerable growth since its inception in 2002 and our compensation programs and plans have been designed to reward executives who contribute to the continuing success of the Company.

The Compensation Committee of our Board of Directors (the ‘‘Compensation Committee’’) has responsibility for approving the compensation program for our NEOs. The Compensation Committee underwent a number of membership changes this year due to a combination of a change of role and individuals leaving the Board. The charter of the Compensation Committee requires that there be three independent members of the Board on the Compensation Committee. We sought to appoint independent directors from the Board whose prior experience would add both value and different perspectives on compensation to the Compensation Committee. The current Compensation Committee consists of three independent directors: Richard Bucknall (Chair), Matthew Botein and John Cavoores.

Our compensation policies are designed with the goal of maximizing shareholder value creation over the long-term. The basic objectives of our executive compensation program are to:

•	attract and retain highly skilled executives;

•	link compensation to achievement of the Company’s financial and strategic goals by having a significant portion of compensation be performance-based;

•	create commonality of interest between management and shareholders by tying substantial elements of compensation directly to changes in shareholder value;

•	maximize the financial efficiency of the overall program to the Company from a tax, accounting, and cash flow perspective;

•	ensure compliance with the highest standards of corporate governance; and

•	encourage executives to work hard for the success of the business and work effectively with clients and colleagues for the benefit of the business as a whole.

We encourage a performance-based culture throughout the Company, and at senior levels we have developed an approach to compensation that aligns the performance and contribution of the executive to the results of the Company. Fixed pay, such as salary, is balanced by variable compensation, such as bonuses and equity-based awards. All employees, including senior executives, are set challenging goals and targets both at an individual and team level, which they are expected to achieve, taking into account the dynamics that occur within the market and business environment. Equity awards are intended to encourage risk-sharing with shareholders and align executive pay with the value created for shareholders.

Executive Compensation Program

The Company’s compensation program consists of the following five elements which are common to the market for executive talent and which are used by our competitors to attract, reward and retain executives.

•	base salary;

•	annual cash bonuses;

•	long-term incentive awards;

•	other stock plans; and

•	benefits and perquisites.

We seek to consider together all elements that contribute to the total compensation of NEOs rather than consider each element in isolation. This process ensures that judgments made in respect of any individual element of compensation are taken in the context of the total compensation that an individual receives, particularly the balance between base salary, cash bonus and stock programmes. We actively seek market intelligence on all aspects of compensation and benefits.

Market Intelligence.    We believe that shareholders are best served when the compensation packages of senior executives are competitive but fair. By fair we mean that the executives will be able to understand that the compensation package reflects their market value and their personal contribution to the business. We seek to create a total compensation opportunity for NEOs with the potential to deliver actual total compensation at the upper quartile of peer companies for high performance relative to competitors and the Company’s internal business targets.

We review external market data to ensure that our compensation levels are competitive. Our sources of information include:

•	research of peer company annual reports on Form 10-K and similar filings for companies in our sector in the markets in which we operate;

•	publicly available compensation surveys from reputable survey providers;

•	advice and tailored research from compensation consultants; and

•	experience from recruiting senior positions in the market place.

To assist in making competitive comparisons, the Committee retained Frederic W. Cook & Co. (‘‘Cook’’) and New Bridge Street Consultants LLP (‘‘New Bridge Street’’) as independent advisors to the Compensation Committee and to provide information regarding the compensation practices of our peer group (as defined below) against which we compete. The consultants were appointed in 2006 by the Compensation Committee following a selection process led by one of our independent directors. Cook is primarily used for advice to the Compensation Committee in respect of U.S. compensation practices and New Bridge Street are primarily used for advice in respect of U.K. compensation practices. They work together in affiliation on our account. They report to the Chair of the Compensation Committee and work with management under the direction of the Chair. They have been asked to provide overviews of our competitors’ compensation programs taken from public filings and to comment on management proposals on compensation awards for NEOs and recommendations on proposals relating to the long-term incentive programs and the funding of the employee bonus pool. We also participate in publicly available surveys produced by Watson Wyatt and PricewaterhouseCoopers. These surveys are used to provide additional data on salaries, bonus levels and long-term incentive awards of other companies in our industry. Together with data provided by the independent advisors drawn from public filings of competitors, the survey data is used to assess the competitiveness of the compensation packages provided to our NEOs. We have also sought advice on specific ad hoc technical benefit issues from PricewaterhouseCoopers who provide services only to management in respect of advice on international compensation, taxation and benefits issues.

The Company competes with companies based in Bermuda, the U.S. and the U.K., and we seek to understand the competitive practices in those different markets and the extent to which they apply to senior executives at Aspen. The peer group consists of:

U.S. & Bermuda

Arch Capital Group Ltd.
Axis Capital Holdings Ltd.
Endurance Specialty Holdings Ltd.
Everest Re Group, Ltd
IPC Holdings, Ltd.
Max Re Capital Ltd.
Montpelier Re Holdings Ltd.
PartnerRe Ltd.
Platinum Underwriters Holdings, Ltd.,
RenaissanceRe Holdings Ltd.
Transatlantic Holdings, Inc.

U.K.

Amlin Plc
Beazley Group Plc
Brit Insurance Holdings Plc
Catlin Group Limited,
Chaucer Holdings Plc
Hiscox Ltd
Kiln plc

This peer group consists of companies in the U.S., Bermuda and the U.K. that operate in our industry and can be seen as direct competitors in some or most of our lines of business and operate on a similar scale in respect of market capitalization. We also compete with the companies in the peer group for talent and, thus, review compensation data available from publicly available sources when considering the competitiveness of the compensation of our executives.

Cash Compensation

Base Salary.    We pay base salaries to provide executives with a predictable level of compensation over the year to enable executives to meet their personal expenses and undertake their roles. Base salaries are determined taking into account the relative importance of the position, the competitive market place, and the individual executive officer’s experience, skills, knowledge and responsibilities in their roles. Salaries are reviewed annually. The Compensation Committee reviews the compensation recommendations made by management, including base salary, of the most senior employees in the Company, excluding the CEO but including the NEOs. In the case of the Chief Executive Officer, the Chair of the Compensation Committee develops any recommended changes to base salary and is provided with information and advice by Cook and New Bridge Street.

When reviewing base salaries, we consider a range of factors including:

•	the performance of the business;

•	the performance of the executives in their roles over the previous year;

•	the historical context of the executive’s compensation awards;

•	the responsibilities of the role;

•	the experience brought to the role by the executive;

•	the function undertaken by the role; and

•	analysis of the market data from competitors and more general market data from labour markets in which we operate.

Executive officers have employment agreements with the Company that specify their initial base salary. This salary cannot be reduced unilaterally by the employer without breaching the contract. Generally, they are entitled to a review on an annual basis, with any changes effective as of April 1 of the relevant year. Even though we conduct an annual review of base salaries, we are not legally obligated to increase salaries; however, we are not contractually able to decrease salaries. We are generally mindful of our overall goal to pay base salaries for experienced executives at around the median percentile of the peer group and the market for similar roles. We do not apply this principle mechanistically, but take into account the factors outlined above and the total compensation picture for each individual. We ideally use the median since we wish to remain competitive against peers (though we also take into account levels of experience, contributions and other factors as described above), but aim, where possible, for compensation which is above the median to be delivered by variable pay (such as long-term incentives and bonuses) and linked to performance to achieve overall upper quartile compensation.

Our annual salary review process is not meant to be a ‘cost of living’ increase and takes into account the performance of the individual and the performance of the individual’s team, the individual’s contribution to the Company, market competitiveness and internal consistency.

For purposes of this discussion, compensation paid in British Pounds has been translated into U.S. Dollars at the exchange rate of $2.0018 to £1, i.e. the average exchange rate for 2007.

For 2007, the base salary for Chris O’Kane, our Chief Executive Officer, was increased from £400,000 ($800,720) per annum to £416,000 ($832,749) per annum, effective April 1, 2007, an increase of 4%. The Compensation Committee and the Board took into account Mr. O’Kane’s contribution to the Company’s performance against plan for 2006 with record profits of $378.1 million. They also took into account that his base salary was just below the lower quartile ($808,000) against 2005 proxy data (aged by 4% to take into account market movement) for the U.S./Bermuda and U.K. peer group. Given that Mr. O’Kane’s base salary was significantly below the median ($955,000). The Compensation Committee decided that an increase of 4% was not unreasonable.

Richard Houghton joined the Company on April 30, 2007. His base salary of £320,000 ($640,576) per annum was established through negotiation with Mr. Houghton. The Compensation Committee took into account compensation levels for FTSE 250 insurance companies, FTSE 250 companies by market cap size and proxy data for Bermuda companies (peer group companies) in forming its offer to Mr. Houghton. His base salary is broadly in line with the median of the FTSE 250 data and is in the top quartile for the Bermuda data.

For 2007, the base salary for Julian Cusack was reduced in 2007 from $412,000 (and £30,000) per annum to $312,000 per annum, effective June 1, 2007. This salary reduction reflected an evaluation of his new role as Chairman and Chief Executive of Aspen Bermuda compared to his previous role as Group Chief Financial Officer. The new role was evaluated using Mercer’s 2006 Survey for Bermuda insurance companies using the CEO of a subsidiary data. Mr. Cusack was placed at between the lower quartile and median for this role.

For 2007, the base salary for Stuart Sinclair, our Chief Operating Officer was increased from £375,000 ($750,675) per annum to £390,000 ($780,702) per annum, effective April 1, 2007, an increase of 4%. This increase reflected his significant contributions to the business since joining in 2006 in reorganizing the operational area of the business. Mr Sinclair’s salary is in the upper quartile of the Bermuda peer group.

For 2007, the base salary for Brian Boornazian, our Head of Reinsurance, was increased from $425,000 per annum to $440,000 per annum, effective April 1, 2007, an increase of 3.5%. The Compensation Committee took into account his contribution as Head of Reinsurance in delivering results in excess of the business plan and contributing significantly to the record Company profits referred to above. His base salary fell between the lower quartile and median for his position against the U.S./Bermuda peer group.

For 2007, the base salary for James Few, our Head of Property Reinsurance, was increased from $420,000 per annum to $440,000, per annum effective April 1, 2007, an increase of 5%. This reflected the excellent results for the property team globally and its major contribution to the Company’s profitability in 2006. His base salary fell between the lower quartile and median for his position against the U.S./Bermuda peer group.

Annual Cash Bonuses.    The Company operates a discretionary bonus plan. Annual cash bonuses are intended to reward executives for our consolidated annual performance and for individual achievements and contributions to the success of the business over the previous fiscal year. The Compensation Committee approves the bonus pool, following recommendations from management and with information and advice from the independent advisors. The Compensation Committee has determined that the bonus pool available to employees should be based on a percentage of the Company’s net income. For 2007 a target funding percentage of 5% of net income was used. For 2008, we will use a range of 6% to 7% of net income for expected levels of performance. We believe that net income is an appropriate method for determining the size of the bonus pool since it is directly linked to the productivity of the business and aligned with shareholders’ interests. We believe that higher performance merits greater reward. The level of net income referred to will enable the Company to pay competitive bonuses to executives based on performance. The Compensation Committee reviews management’s approach to distributing the bonus pool and specifically approves the bonuses for the senior executives including the NEOs. We benchmark our bonus payouts with our competitive peer group (listed earlier) and other market data from the surveys referred to earlier, to establish our position in the market. We use this information to assist us in developing a methodology for establishing the size of the bonus pool required for the Company as a whole and to establish individual bonus potentials for all employees, including the Chief Executive Officer and the other NEOs. For 2007, the Compensation Committee established bonus potentials in the range of 60% to 150% of base salary for our NEOs, including our Chief Executive Officer. The bonus potentials are indicative and do not set a minimum or a maximum limit. For example, in a loss-making year, employees may not get any bonuses. Conversely, in profitable years, employees may receive bonuses in excess of their bonus potentials.

Once the bonus pool is established, underwriting and functional teams are allocated portions of the bonus pool based on their team performance. Individuals, including the NEOs, are allocated bonuses based on their individual contribution to the business. Accomplishment of set objectives established at the individual’s annual performance review, such as financial goals, enhanced efficiencies, development of talent in their organisations and expense reductions, and any other material achievements are taken into account when assessing an individual’s contribution. In the case of the Chief Executive Officer, the Chairman assesses his performance against the Company’s business plan and other objectives established by the Board and makes compensation recommendations to the Compensation Committee. The Compensation Committee determines the CEO’s bonus without recommendation from management.

In 2007 the performance of the Company was considered by the Compensation Committee and the Board to be exceptional. The Company exceeded its business plan targets and full-year financial results were a record with net income of $489 million and an ROE of 21.6%. The Company made progress in respect of both financial and non-financial targets. The specific bonus decisions for the NEO’s are described below.

Chris O’Kane, our Chief Executive Officer, has a bonus target of 150% of base salary which for 2007 equated to £624,000 ($1,249,123). He was awarded a bonus of £750,000 ($1,501,358) which represents 120.2% of his bonus target. In determining this bonus, the Compensation Committee considered his performance against his objectives and achievements as follows:

•	the delivery of a financial performance above that outlined in the business plan;

•	continued strengthening of underwriting discipline and implementation of risk management controls;

•	strengthening of management and underwriting team;

•	sound investment performance; and

•	addition of new underwriting teams laying the foundation for the future long-term growth of the Company.

Richard Houghton, our Chief Financial Officer, joined the Company in April 2007 and was guaranteed a minimum bonus of £200,000 ($400,360) as part of the negotiations to join Aspen. His target bonus is 100% of base salary. A decision was made to award Mr. Houghton a bonus of £250,000 ($500,453), exceeding the minimum bonus agreed, to reflect his strong start with the Company. In his eight months with the Company, Mr. Houghton had strengthened the finance team through key hires, improved management information and reporting, and stronger performance management processes.

Julian Cusack, our former Chief Financial Officer, was awarded a bonus of $625,000 for 2007 or 333.9% of his target bonus. In connection with his change in role, Mr. Cusack’s bonus potential was revised to 60% of salary in 2007. We reviewed his accomplishments and responsibilities and determined that his compensation was not commensurate with his duties; as a result his bonus potential was increased to 100% of salary effective in 2008. This was a year in which Mr. Cusack handed over responsibility for the Group Chief Financial Officer role to Mr. Houghton and took on his new role as Chairman of Aspen Bermuda. His bonus reflected his contribution to the finance team improvements commenced during his tenure as Group CFO, his highly professional handover of responsibilities to his successor and his subsequent excellent contribution to the Company in his new role as well as in the areas of financial structuring and reserving.

Stuart Sinclair, our Chief Operating Officer, has a target bonus of 125% of his base salary which equates to £487,500 ($975,878) for 2007. He was awarded a bonus of £400,000 ($800,724) or 82% of his target for 2007. This reflected Mr. Sinclair’s contribution to the strengthening of the operational areas within the Company’s business as well as the successful integration of new teams into the organization. Also, taken into account were the internal positioning of his total compensation compared to other senior executives and the high positioning of his total compensation versus the market.

Brian Boornazian, Head of Reinsurance, has a target bonus of 135% of his base salary, which equates to $594,000. He was awarded $800,000 or 134.6% of his target for 2007. This reflected Mr. Boornazian’s achievements whose division exceeded targets set in the business plan, his personal goals for growing the business and focusing on improving underwriting standards within reinsurance.

James Few, Head of Property Reinsurance, has a bonus target of 115% of his base salary, which equates to $506,000. He was awarded a bonus of $725,000 or 143% of his target. This level of bonus reflected his significant contributions to the property team profitability in 2007 and their out-performance against the business plan.

Equity Compensation

We believe that a substantial portion of each NEOs compensation should be in the form of equity awards and that such awards serve to align the interests of NEOs and our shareholders. The opportunities for executives to build wealth through stock ownership both attract talent to the organization and also contribute to retaining that talent. Vesting schedules require executives to stay with the organization for defined periods before they are eligible to exercise options or receive shares. Performance conditions are used to ensure that the share awards are linked to the performance of the business. Equity awards to our NEOs are made pursuant to the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (‘‘2003 Share Incentive Plan’’).

Long-Term Incentive Awards.    The Company operates a Long Term Incentive Plan (‘‘LTIP’’) for key employees under which annual grants are made. We have traditionally used a combination of both performance shares and options for LTIP grants. For 2008, subject to approval by the Compensation Committee, we are planning to issue only performance shares. This change is due to a number of factors, including a change in market practice whereby companies are moving away from granting options to granting share-based awards due to changes in accounting treatment in recent years and also to conserve the rate at which shares available under plans are used. We also believe that performance shares provide stronger retention for executives across the cycle and provide strong incentives for executives to meet the performance conditions required for vesting. We believe that shares should remain subject to performance criteria to ensure that executives do not receive share awards if the business does not achieve pre-determined levels of performance.

The number of performance shares and options available for grant each year are determined by the Compensation Committee. The Compensation Committee takes into account the number of available shares remaining under the 2003 Share Incentive Plan, the number of employees who will be participating in the plan, market data from competitors in respect of the percentage of outstanding shares made available for annual grants to employees and the need to retain and motivate key employees. In 2007, 1,062,042 options and performance shares were granted.

In 2007, we granted NEOs performance shares and options by grant value (options valued using Black Scholes) to the ratio of 75% and 25%, respectively, of the total grant. In prior years, our allocation of the total grant by value was 75% options and 25% performance shares for senior executives. In 2007, we reversed the allocation to conserve the rate at which shares were being used. This was done to reduce the use of shares and to leverage the retention value of performance shares. In 2007, we granted performance shares and options to 62 employees.

In the case of the 2007 performance share awards, the performance criteria differed from the 2006 grants and the awards are subject to a four-year vesting period, with a separate annual Return on Equity (‘‘ROE’’) test for each year. Each year, 25% of the grant will be available for vesting based on the following:

•	if the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the conditions of that year will be forfeited;

•	if the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in that year will be between 10%—100% on a straight-line basis; and

•	if the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in that year will be between 100%—200% on a straight-line basis.

Awards deemed to be eligible for vesting (i.e. with achievement of 10% ROE or more) will be ‘‘banked’’ and all shares which ultimately vest will be issued following the completion of the four-year vesting period and approval of the 2010 ROE. The performance share awards are designed to reward executives based on the Company’s performance. By ensuring that a minimum 10% ROE threshold is established before shares can be banked, we ensure executives are not rewarded for a performance that is below the cost of capital. On the other hand, if we achieve an ROE above 15%, as was the case for 2007, executives are rewarded and will bank additional shares. This approach aligns executives with the interests of shareholders and encourages management to focus on delivering strong results. A cap of 25% ROE is seen as a responsible maximum, given that returns above such a level may require a level of risk-taking beyond the parameters of our business model.

With respect to the 2007 performance shares, in respect of one-fourth of the grant subject to the 2007 ROE test, 166% is eligible for vesting based on our 2007 ROE of 21.6%.

Following our review of the peer benchmark data provided by Cook, management recommended to the Compensation Committee a change to the vesting criteria and other terms of the 2007 options and performance share awards. For example, peers in Bermuda and the U.S. that award options to their employees do not use performance criteria for vesting whereas we had used performance criteria in the past. As a result, the Compensation Committee considered the benchmark data and approved our 2007 options without any performance criteria; instead, the options will cliff-vest three years from the date of grant. This brings us in line with competitors and enables employees to have a a program with a simple line of sight: the message being ‘‘stay with the Company for three years, increase its value and employees will be rewarded.’’

The Compensation Committee also shortened the life of the options from ten years used in previous grants to seven years in order to reduce cost and accumulated options outstanding.

The grants for the NEO’s under the LTIP were as follows:

Chris O’Kane, our Chief Executive Officer, was awarded 57,034 performance shares and 75,988 options with a combined fair value of $1,863,747. The Compensation Committee took into account that this level of award was between the lower quartile ($1,641,000) and median ($2,433,000) of the 2005 U.S./Bermuda peer group proxy data awards to Chief Executive Officers and was therefore reasonable and competitive. It was also considered critical to the long-term success of the Company’s business to retain Mr. O’Kane’s services. With the majority of previous awards to Mr. O’Kane already vested, the Compensation Committee believed that this award, with performance shares vesting over four years and options vesting over three years, would be an incentive for Mr. O’Kane to continue his long-term commitment to the business of the Company.

As part of the compensation package agreed with Richard Houghton, our Chief Financial Officer, to join the Company, he was awarded 9,125 performance shares and 12,158 options with a combined fair value of $298,188 under the LTIP. He was also awarded 8,000 restricted stock units with a value of $212,080. These awards took into account the loss of restricted stock from his previous employer and replaced the equivalent program that Mr. Houghton enjoyed at his previous employer. The Compensation Committee also took into account the importance of aligning Mr. Houghton’s compensation to the interests of shareholders.

Julian Cusack, our former Chief Financial Officer, was awarded 14,259 performance shares and 18,997 options with a combined fair value of $465,949. The award was designed to retain Mr. Cusack in his new role of Chairman and CEO, Aspen Bermuda.

Stuart Sinclair, our Chief Operating Officer, was awarded 21,388 performance shares and 28,495 options with a combined fair value of $698,908. This award reflected Mr. Sinclair’s strong performance in his initial period of employment with the Company and the importance of retaining Mr. Sinclair’s commitment to the long-term success of the Company.

Brian Boornazian, our Head of Reinsurance, was awarded 34,221 performance shares and 45,593 options with a combined fair value of $1,118,264. This award reflected Mr. Boornazian’s strong contribution to the profitability of the Company in 2006 and his continued value to the business of the Company in the long-term. His relatively low shareholdings in the Company to-date were considered below market and therefore, an award between the median ($958,000) and upper quartile ($1,633,000) was considered appropriate to retain Mr. Boornazian and his long-term commitment to the business of the Company.

James Few, our Head of Property Reinsurance, was awarded 31,369 performance shares and 41,793 options with a combined fair value of $1,025,066. This award reflected Mr. Few’s leadership of the property team globally which exceeded its business plan targets and his significant contribution to the profitability of the Company in 2006. We believe that it is critical to retain the long-term services of Mr. Few and therefore, his award, which was just above the median for his position based on the U.S./Bermuda peer group proxy data, was considered appropriate.

In 2007, we adopted a policy whereby the Compensation Committee will approve annual grants at a regularly scheduled meeting. However, if such meeting takes place while the Company is in a close period (i.e. prior to the release of our quarterly or yearly earnings), the grant date will be the day on which our close period ends, and in the case of options, the exercise price will be based on the average of the high and low price of our shares on such date, in accordance with our 2003 Share Incentive Plan.

While the bulk of our option awards to NEOs have historically been made pursuant to our annual grant program, the Compensation Committee retains the discretion to make additional awards at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. We refer to such grants as ‘‘ad hoc’’ awards. In 2007, the ad hoc grants were made to Mr. Houghton, our newly appointed Chief Financial Officer, and Matthew Yeldham, our Head of International Insurance as well as another senior executive (not an NEO), all in connection with their hiring. If ad hoc grants are made while not in a close period, then the grant date will be the later of the date on which the Compensation Committee approves the grant or the effective date of employment of a new hire.

Other Stock Grants.    The Company awards time-vesting restricted share units (‘‘RSUs’’) selectively to employees under certain circumstances. RSUs vest solely based on continued service and are not subject to performance conditions. Typically, RSUs are used to compensate newly hired executives for loss of stock value from awards that were forfeited when they left their previous company. The RSUs granted vest in one-third tranches over three years.

Like all eligible Aspen employees, the NEOs will be eligible to participate in the employee stock purchase plan for the jurisdiction in which they are employed, if the plans are approved by the shareholders at the upcoming annual general meeting.

Benefits and Perquisites

Perquisites.    Our Bermudian-based NEOs receive various perquisites provided by or paid by the Company. James Few, Head of Property Reinsurance, and Julian Cusack, our former Chief Financial Officer, operate outside of their home country and are based in Bermuda. They are provided with the perquisites outlined below, which are consistent with competitive practices in the Bermuda market and have been necessary for recruitment and retention purposes.

Housing Allowance.    Non-Bermudians are restricted by law from owning certain property in Bermuda. This has led to a housing market that is largely based on renting to expatriates who work on the island. Housing allowances are a near universal practice for expatriates and also, increasingly, for local Bermudians in key positions. We base our housing allowances on market information available through local benefits surveys and from information available from the housing market. The allowance is based on the level of the position compared with market data.

Club Membership.    This benefit is common practice in the Bermudian market place and enables the expatriate to settle into the community. It also has the benefit of enabling our NEOs to establish social networks with clients and executives in our industry in furtherance of our business.

Home Leave.    This benefit is common practice for expatriates who are working outside of their home country. We believe that this helps the expatriate and his/her family keep in touch with the home country in respect of both business and social networks. Such a benefit is provided by other companies within our peer group, is necessary for both recruitment and retention purposes and is important for the success of the overseas assignment.

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

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years ended December 31, 2007 and 2006, the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer, the former Chief Financial Officer and its next three most highly compensated executive officers. These individuals are referred to as the ‘‘named executive officers.’’

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher O’Kane,	2007	$824,746	$1,501,358	$605,128	$815,181	—	$148,454	$3,894,867
Chief Executive Officer (6)	2006	$724,053	$1,106,100	$53,854	$1,137,658	—	$115,739	$3,137,404
Richard Houghton,
Chief Financial Officer (7)	2007	$429,518	$500,453	$141,243	$24,875	—	$60,132	$1,156,221
Julian Cusack, Former	2007	$376,331	$625,000	$170,824	$337,404	—	$233,517	$1,743,076
Chief Financial Officer (8)	2006	$444,801	$450,000	$34,442	$473,204	—	$295,045	$1,697,492
Stuart Sinclair, President &	2007	$773,199	$800,724	$392,940	$267,273	—	$139,176	$2,373,312
Chief Operating Officer (9)	2006	$194,098	$387,135	$190,765	$208,972	—	$148,181	$1,129,151
Brian Boornazian, Head of	2007	$436,250	$800,000	$362,680	$224,346		$24,854	$1,848,130
Reinsurance (10)	2006	$404,544	$725,000	$57,283	$146,127	—	$14,110	$1,347,064
James Few, Head of Property	2007	$434,999	$725,000	$348,176	$288,999	—	$275,191	$2,072,365
Reinsurance (11)	2006	$417,500	$675,000	$52,977	$314,007	—	$268,078	$1,727,562

(1)	Compensation payments paid in British Pounds have been translated into U.S. Dollars at the average exchange rate of $2.0018 to £1 and $1.8435 to £1, for 2007 and 2006, respectively.
(2)	The salaries provided represent earned salaries.
(3)	For a description of our bonus plan, see ‘‘Compensation Discussion and Analysis—Cash Compensation—Annual Cash Bonuses’’ above.
(4)	Consists of performance share awards and/or restricted share units, as applicable. Valuation is based on the FAS 123(R) cost of all outstanding awards as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.
(5)	Consists of stock options. Valuation is based on the FAS 123(R) cost of all outstanding options as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.
(6)	Mr. O’Kane’s compensation was paid in British Pounds. With respect to ‘‘All Other Compensation,’’ this consists of the Company’s contribution to the pension plan of $148,454 and $115,739 in 2007 and 2006, respectively.
(7)	Mr. Houghton’s compensation was paid in British Pounds. The salary reflects Mr. Houghton’s pro rated salary from his commencement date on April 30, 2007. Bonus amount includes a minimum guaranteed bonus of £200,000. With respect to ‘‘All Other Compensation’’ this consists of the Company’s contribution to the pension plan of $60,132.
(8)	Mr. Cusack’s compensation was paid in U.S. Dollars, except for £12,500 in 2007 and £30,000 in 2006. With respect to ‘‘All Other Compensation,’’ this includes (i) a housing allowance in Bermuda of $165,000 and $180,000 for 2007 and 2006, respectively, (ii) travel expenses for Mr. Cusack’s family of $9,321 and $8,880, for 2007 and 2006, respectively, (iii) a payroll tax contribution in an amount of $16,602 and $11,049, for 2007 and 2006, respectively, (iv) club membership fees of $3,150 and $3,000 for 2007 and 2006, respectively, and (v) the Company’s contribution to the pension plan of $39,444 and $92,116 for 2007 and 2006, respectively.

(9)	Mr. Sinclair’s compensation was paid in British Pounds. For 2006, the salary paid consists of Mr. Sinclair’s pro rated annual salary from his commencement date on September 20, 2006 and the bonus amounts reflected a guaranteed bonus of £210,000 paid in March 2007. With respect to ‘‘All Other Compensation,’’ (a) for 2007 this includes the Company’s contribution to the pension plan of $139,176 and (b) for 2006 this includes (i) £30,000 in relocation costs to the United Kingdom, (ii) a payment of £31,428 to buy out the option value of Mr. Sinclair’s options from his previous employer and (iii) the Company’s contribution to the pension plan of $34,938.
(10)	Mr. Boornazian’s compensation was paid in U.S. Dollars. With respect to ‘‘All Other Compensation,’’ this consists of the Company’s contribution to the 401(K) plan of $20,000 and $8,800 for 2007 and 2006, respectively and additional premium paid of $4,854 and $5,310 for 2007 and 2006, respectively for additional life insurance and disability benefits.
(11)	Mr. Few’s compensation was paid in U.S. Dollars. With respect to ‘‘All Other Compensation,’’ this includes (i) a housing allowance in Bermuda of $180,000 for each of 2007 and 2006, (ii) travel expenses for Mr. Few’s family of $27,923 and $23,942 for 2007 and 2006, respectively, (iii) a payroll tax contribution in an amount of $16,602 and $11,049, for 2007 and 2006, respectively (iv) club membership fees of $8,776 and $4,500, for 2007 and 2006, respectively, and (v) the Company’s contribution to the pension plan of $41,890 and $48,587, for 2007 and 2006, respectively.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of options to purchase ordinary shares and other awards granted during the twelve months ended December 31, 2007 to the named executive officers:

			Estimated Future Payout Under Equity Incentive Plan Awards
Name	Grant Date (1)	Approval Date (1)	Threshold (#)		Target (#)		Maximum (#)		All Other Option Awards: Number of Securities Underlying Options (#) (4)	All Other Stock Awards: Number of Shares of Stock or Units (#) (5)	Exercise or Base Price of Option Awards ($/Sh) (6)	Closing Price on Date of Grant ($)	Grant Date Fair Value of Stock Awards (#) (7)	Grant Date Fair Value of Options (#) (8)
Christopher O’Kane	05/04/2007	05/01/2007	0	(2)	57,034	(2)	109,220	(3)	75,988		$27.28	$27.10	$1,397,333	$466,414
Richard Houghton	05/04/2007	05/01/2007	0	(2)	9,125	(2)	17,474	(3)	12,158		$27.28	$27.10	$223,563	$74,626
	04/30/2007	04/02/2007								8,000			$212,080
Julian Cusack	05/04/2007	05/01/2007	0	(2)	14,259	(2)	27,306	(3)	18,997		$27.28	$27.10	$349,346	$116,604
Stuart Sinclair	05/04/2007	05/01/2007	0	(2)	21,388	(2)	40,958	(3)	28,495		$27.28	$27.10	$524,006	$174,902
Brian Boornazian	05/04/2007	05/01/2007	0	(2)	34,221	(2)	65,533	(3)	45,593		$27.28	$27.10	$838,415	$279,850
James Few	05/04/2007	05/01/2007	0	(2)	31,369	(2)	60,072	(3)	41,793		$27.28	$27.10	$768,541	$256,525

(1)	In 2007, we adopted a policy whereby the Compensation Committee approves annual grants at a regularly scheduled meeting. However, if such meeting takes place while the Company is in a close period (i.e. prior to the release of our quarterly or yearly earnings), the grant date will be the day on which our close period ends. The approval date of May 1, 2007 was during our close period, and therefore the grant date was May 4, 2007, the day our close period ended.
In respect of ad hoc grants of restricted share units (if not in a close period), in particular with respect to new hires, the grant date is the later of (i) the date on which the Compensation Committee approves the grant or (ii) the date on which the employee commences employment with the Company. In respect of the restricted share units awarded to Mr. Houghton, the Compensation Committee approved the grant on April 2, 2007 with a grant date of April 30, 2007, the date on which Mr. Houghton commenced his employment.
(2)	Under the terms of the 2007 performance share awards, one-fourth of the grant is eligible for vesting each year. In any given year, if the ROE is less than 10%, then the portion of the grant for such year will not vest and is forfeited. If the ROE is between 10% and 15%, the percentage of the performance shares eligible for vesting in that year will be between 10% and 100% on a straight-line basis. If the ROE is between 15% and 25%, then the percentage of the performance shares eligible for vesting in that year will be between 100% and 200% on a straight-line basis. The amounts provided represent 100% of the performance shares vested at an ROE of 15% each year. For a more detailed description of our performance share awards granted in 2007, refer to ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan—2007 Performance Share Awards’’ below.
(3)	Amounts provided represent 166% vesting in respect of one-fourth of the initial grant as our ROE for 2007 was 21.6% and assumes a vesting of 200% for the remaining three-fourths of the grant.
(4)	Under the terms of the 2007 options, the options have no performance measure and cliff-vest at the end of three years from the date of grant. For a more detailed description of our options granted in 2007, refer to ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan—2007 Options’’ below.

(5)	For a description of our restricted share units, refer to ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan—Restricted Share Units’’ below.
(6)	Under our 2003 Share Incentive Plan, the exercise price is based on not less than the average of the high and low of the share price on the date of grant. With respect to the options granted on May 4, 2007, the exercise price was based on the average of the high and low on such date, which was $27.28.
(7)	Valuation is based on the dollar amount of performance share awards and restricted share unit grants recognized for financial statement purposes pursuant to FAS 123(R). For performance share awards, the FAS 123(R) value is $24.50 for the performance shares granted on May 4, 2007. For restricted share units, the FAS 123(R) value is the closing price of $26.51 on April 30, 2007, the date of grant. Refer to Note 16 of our financial statements with respect to our performance share awards and restricted share units.
(8)	Valuation is based on the dollar amount of option grants recognized for financial statement purposes pursuant to FAS 123(R). The FAS 123(R) value is determined based on the Black-Scholes value on the date of grant. Refer to Note 16 of our financial statements with respect to our performance share awards and restricted share units.

Narrative Description of Summary Compensation and Grants of Plan-Based Awards

Share Incentive Plan

We have adopted the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (‘‘2003 Share Incentive Plan’’) to aid us in recruiting and retaining key employees and directors and to motivate such employees and directors. The 2003 Share Incentive Plan was amended at our annual general meeting in 2005 to increase the number of shares that can be issued under the plan. The total number of ordinary shares that may be issued under the 2003 Share Incentive Plan is 9,476,553. On February 5, 2008, the Compensation Committee of the Board approved an amendment to the 2003 Share Incentive Plan providing delegated authority to subcommittees or individuals to grant restricted share units to individuals who are not ‘‘insiders’’ subject to Section 16(b) of the Exchange Act or are not expected to be ‘‘covered persons’’ within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

Initial Options.    The initial grant options have a term of ten years and an exercise price of $16.20 per share, which price was calculated based on 109% of the calculated fair market value of our ordinary shares as of May 29, 2003 and was determined by an independent consultant. Sixty-five percent of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting determined by achievement of return on equity targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two-year performance period. Initial grant options that do not vest based on the applicable performance targets may vest in later years to the extent performance in such years exceeds 100% of the applicable targets, and in any event, any unvested and outstanding performance-based initial grant options will become vested on December 31, 2009. Upon termination of a participant’s employment, any unvested options shall be forfeited, except that if the termination is due to death or disability (as defined in the option agreement), the time-based portion of the initial grant options shall vest to the extent such option would have otherwise become vested within 12 months immediately succeeding such termination due to death or disability. Upon termination of employment, vested initial grant options will be exercisable, subject to expiration of the options, until (i) the first anniversary of termination due to death or disability or, for nine members of senior management, without cause or for good reason (as those terms are defined in the option agreement), (ii) six months following termination without cause or for good reason for all other participants, (iii) three months following termination by the participant for any reason other than those stated in (i) or (ii) above or (iv) the date of termination for cause. As provided in the plan, in the event of a change in control unvested and outstanding initial grant options shall immediately become fully vested. As at December 31, 2007, 85.73% of the initial options have vested. The remaining outstanding amount of the initial options will vest on December 31, 2009.

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

The options will vest over a multi-year period, with one-third (1/3) of the shares underlying the options vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its return on equity (‘‘ROE’’) for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the ‘‘Initial Vesting’’), but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (i.e., the fiscal year in which the options are granted). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of shares underlying options will vest over such multi-year period based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67% (the ‘‘Reduced Percentage’’). A further one-third (1/3) of the shares (or one-third of the Reduced Percentage, as applicable) underlying the options will vest upon each of the first and second anniversaries of the Initial Vesting based on the achievement of the ROE target for the 2004 fiscal year consistent with the terms of the Initial Vesting described above. However, no options will vest if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. Of the total grant of 2004 options, 51.48% have vested as of March 11, 2007 (the second anniversary of initial vesting date). The remaining amounts have been forfeited due to the performance targets not being met.

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

2005 Options.    On March 3, 2005, we granted an aggregate of 512,172 nonqualified stock options. The exercise price of the shares subject to the option is $25.88 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE. We also granted an additional 13,709 nonqualified stock options during 2005, the exercise price of those shares varied from $25.28 to $26.46. The ROE target was not met in 2005, and as a result, all granted options have been forfeited.

2006 Options.    On February 16, 2006, we granted an aggregate of 1,072,490 nonqualified stock options. The exercise price of the shares subject to the option is $23.65 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on February 17, 2006 as reported by the NYSE. We granted an additional 142,158 options on August 4, 2006, for an exercise price of $23.19.

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

2007 Options.    On May 1, 2007, the Compensation Committee approved a grant of an aggregate of 607,641 nonqualified stock options with a grant date of May 4, 2007. The exercise price of the shares subject to the option is $27.28 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on May 4, 2007 as reported by the NYSE. The Compensation Committee granted an additional 15,198 options on October 22, 2007, for an exercise price of $27.52.

The options will become fully vested and exercisable upon the third anniversary of the date of grant, subject to the optionee’s continued employment with the Company (and lack of notice of resignation or termination). The option grants are not subject to performance conditions. If the optionee’s employment with the Company is terminated for any reason, the option shall, to the extent not then vested, be canceled by the Company without consideration and if the option has vested, it shall be exercisable, as set forth below. However, in the event the optionee is terminated for cause (as defined in the option agreement), the vested option shall be immediately canceled without consideration to the extent not previously exercised.

Once the options are exercisable, the optionee may exercise all or any part of the vested option at any time prior to the earliest to occur of (i) the seventh anniversary of the date of grant, (ii) the first anniversary of the optionee’s termination of employment due to death or disability (as defined in the option agreement), (iii) the first anniversary of the optionee’s termination of employment by the Company without cause (for any reason other than due to death or disability), (iv) three months following the date of the optionee’s termination of employment by the optionee for any reason (other than due to death or disability), of (v) the date of the optionee’s termination of employment by the Company for cause (as defined in the option agreement).

Restricted Share Units.    In 2004, we granted 95,850 restricted share units to various employees of the Company and its subsidiaries which vest in one-third tranches over three years. In 2005, we granted 48,913 restricted shares units which vest in one-third tranches over three years. In 2006, we granted 184,356 restricted share units which vest in one-third tranches over three years. In 2007, we granted 120,387 restricted share units to our employees which vest in one-third tranches over three years. Vesting of a participant’s units may be accelerated, however, if the participant’s employment with the Company and its subsidiaries is terminated without cause (as defined in such participant’s award agreement), on account of the participant’s death or disability (as defined in such participant’s award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant’s award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

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

One-third (1/3) of the performance shares will become vested upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2004, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2004 (the ‘‘2004 Award’’). If the Company fails to reach the ROE target for the 2004 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved; for example, with 10% vesting at 66.67%. However, no performance shares will vest for the 2004 Award if the ROE for the 2004 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms.

Two-thirds (2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2004, 2005 and 2006 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2004-2006 Award’’). If the Company fails to achieve the average annual ROE target for the 2004, 2005 and 2006 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved; for example, with 10% awarded at 66.67%. However, no performance shares will vest for the 2004-2006 Award if the actual average annual ROE for the 2004, 2005 and 2006 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms. With respect to the 2004 performance share awards, 17.16% of the total grant has vested. The remainder of the 2004 performance share grants is forfeited due to the non-achievement of performance targets.

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

One-third (1/3) of the performance shares will become vested upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2005, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2005 (the ‘‘2005 Award’’). If the Company fails to reach the ROE target for the 2005 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will vest based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no performance shares will vest for the 2005 Award if the ROE for the 2005 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. The 2005 ROE target was not met; therefore, one-third of the grant has been forfeited.

Two-thirds (2/3) of the performance shares will become vested and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2007, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2005, 2006 and 2007 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2005-2007 Award’’). If the Company fails to achieve the average annual ROE target for the 2005, 2006 and 2007 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will be paid to the participants based on the percentage of the average annual ROE target achieved; for example, with 10% awarded at 66.67%. However, no performance shares will vest for the 2005-2007 Award if the actual average annual ROE for the 2005, 2006 and 2007 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms. It is unlikely that the remaining two-thirds of the grant of the 2005 performance share awards will be eligible for vesting due to our losses in 2005.

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

2006 Performance Share Awards.    On February 16, 2006, we granted an aggregate of 316,912 performance share awards to various officers and other employees pursuant to the 2003 Share Incentive Plan. We granted an additional 1,042 performance share awards on August 4, 2006. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31,

2006, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2006 (the ‘‘2006 Performance Award’’). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will become eligible for vesting based on the percentage of target ROE achieved; for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will become eligible for vesting for the 2006 Performance Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. One-third of the grant based on the ROE target for 2006 is available for vesting as the 2006 ROE target was achieved.

Two-thirds (2/3) of the performance shares will become eligible for vesting and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the ‘‘2006-2008 Performance Award’’). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will become eligible for vesting based on the percentage of the average annual ROE target achieved; for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will be eligible for vesting for the 2006-2008 Performance Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

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

2007 Performance Share Awards.    On May 1, 2007, the Compensation Committee approved a grant of an aggregate of 427,796 performance share awards with a grant date of May 4, 2007. The Compensation Committee granted an additional 11,407 performance shares with a grant date of October 22, 2007. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-quarter (¼) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2007, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target of 15% for the fiscal year ended December 31, 2007 (the ‘‘2007 Performance Award’’). No performance shares will become eligible for vesting for the 2007 Performance Award if the ROE for the 2007 fiscal year is less than 10%. If the Company’s ROE for the 2007 fiscal year is between 10% and 15%, then 10% to 100% of the 2007 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2007 fiscal year is between 15% and 25%, then 100% to 200% of the 2007 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2007 ROE is greater than 25%. Based on the achievement of a 2007 ROE of 21.6%, 166% of the 2007 Performance Award is eligible for vesting.

One-quarter (¼) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target of 15% for the fiscal year ended December 31, 2008 (the ‘‘2008 Performance Award’’). No performance shares will become eligible for vesting for the 2008 Performance Award if the ROE for the 2008 fiscal year is less than 10%. If the Company’s ROE for the 2008 fiscal year is between 10% and 15%, then 10% to 100% of the 2008 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2008 fiscal year is between 15% and 25%, then 100% to 200% of the 2008 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2008 ROE is greater than 25%.

One-quarter (¼) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2009, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target of 15% for the fiscal year ended December 31, 2009 (the ‘‘2009 Performance Award’’). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2009 fiscal year is less than 10%. If the Company’s ROE for the 2009 fiscal year is between 10% and 15%, then 10% to 100% of the 2009 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2009 fiscal year is between 15% and 25%, then 100% to 200% of the 2009 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2009 ROE is greater than 25%.

One-quarter (¼) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target of 15% for the fiscal year ended December 31, 2010 (the ‘‘2010 Performance Award’’). No performance shares will become eligible for vesting for the 2010 Performance Award if the ROE for the 2010 fiscal year is less than 10%. If the Company’s ROE for the 2010 fiscal year is between 10% and 15%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 15% and 25%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2010 ROE is greater than 25%.

Performance shares which are eligible for vesting, as described above, as part of the 2007 Performance Award, the 2008 Performance Award, the 2009 Performance Award and the 2010 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such 2010 ROE is approved by the Board of Directors or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

Employment-Related Agreements

The following information summarizes the (i) service agreements for Messrs. O’Kane and Cusack, which commenced on September 24, 2004, (ii) amended and restated service agreement for Mr. Cusack which became effective when Mr. Houghton assumed his duties as Chief Financial Officer, (iii) service agreement for Mr. Houghton dated April 3, 2007, (iv) service agreement for Mr. Sinclair dated August 4, 2006, (v) employment agreement for Mr. Boornazian which commenced on January 12, 2004 (as supplemented by addendum dated February 5, 2008) and (vi) service agreement for Mr. Few which commenced on March 10, 2005. In respect of each of the agreements with Messrs. O’Kane, Cusack, Houghton, Sinclair, Few and Boornazian:

(i)	in the case of Messrs. O’Kane, Houghton, Cusack and Sinclair, employment terminates automatically when the employee reaches 65 years of age, but in the case of Mr. Few employment will terminate automatically when the employee reaches 60 years of age;

(ii)	in the case of Messrs. O’Kane, Houghton, Cusack, Sinclair and Few, employment may be terminated for cause if:

•	the employee becomes bankrupt, is convicted of a criminal offence, commits serious misconduct or other conduct bringing the employee or Aspen Holdings or any of its subsidiaries into disrepute;

•	the employee materially breaches any provisions of the service agreement or conducts himself in a manner prejudicial to the business;

•	the employee is disqualified from being a director in the case of Messrs. O’Kane, Cusack, Houghton and Sinclair;

•	the employee breaches any code of conduct or ceases to be registered by any regulatory body; or

•	the employee materially breaches any provision of the shareholder’s agreement with Aspen Holdings;

(iii)	in the case of Mr. Boornazian employment may be terminated for cause if:

•	the employee’s willful misconduct is materially injurious to Aspen Re America or its affiliates;

•	the employee intentionally fails to act in accordance with the direction of the Chief Executive Officer or Board of Directors;

•	the employee is convicted of a felony;

•	the employee violates a law, rule or regulation that governs Aspen Re America’s business, has a material adverse effect on Aspen Re America’s business, or disqualifies him from employment; or

•	the employee intentionally breaches a non-compete or non-disclosure agreement;

(iv)	in the case of Messrs. O’Kane, Houghton, Cusack, Sinclair and Few, employment may be terminated by the employee without notice for good reason if:

•	the employee’s annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee’s duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his position;

•	the employee is removed from any of his positions or is not elected or reelected to such positions;

•	an adverse change in the employee’s reporting relationship occurs in the case of Messrs. O’Kane, Cusack (under his current service agreement) and Few; or

•	the employee is required to relocate more than 50 miles from the employee’s current office;

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee;

(v)	in the case of Mr. Boornazian, employment may be terminated by the employee for good reason upon 90 days’ notice if:

•	there is a material diminution in the employee’s duties, authority, responsibilities or title;

•	the employee’s annual salary is reduced; or

•	there is a material breach by the company of the employment agreement;

(vi)	in the case of Mr. O’Kane, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment to two times the sum of (x) the employee’s highest salary during the term of the agreement and (y) the average annual bonus paid to the executive in the previous three years (or lesser period if employed less than three years). Fifty percent of this severance payment is paid to the employee within 14 days of the execution by the employee of a valid release and the remaining 50% is paid in four equal installments during the 12 months following the first anniversary of the date of termination, conditional on the employee complying with the non-solicitation provisions applying during that period;

(vii)	in the case of Messrs. Houghton, Cusack, Few and Sinclair, if the employee is terminated without cause or resigns with good reason (as defined in the agreement), the employee is entitled to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of (x) the employee’s highest salary rate during the term of the agreement and (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination, and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment;

(viii)	in the case of Mr. Cusack, if he is terminated without cause or resigns with good reason (as defined in the agreement) within 12 months of his becoming Chairman of Aspen Bermuda, the entitlements in (vii) (c) above will be multiplied by two;

(ix)	in the case of Messrs. O’Kane, Houghton, Cusack, Sinclair and Few and Mr. Boornazian as of February 5, 2008), if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, the employee may be entitled to excise tax gross-up payments;

(x)	the agreements contain provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(xi)	in the case of Messrs. O’Kane, Houghton, Cusack, Sinclair and Few, the employees have for the benefit of their respective beneficiaries life insurance cover of four times their basic salary which is fully insured by the Company (and in the case of Mr. Boornazian, supplemental life insurance benefits). There are no key man insurance policies in place.

Christopher O’Kane.    Mr. O’Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer and director of both companies, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. O’Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O’Kane’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2008, Mr. O’Kane’s salary will be £450,000.

Richard Houghton.    Mr. Hougton entered into a service agreement with Aspen U.K. Services under which he agreed to serve as Chief Financial Officer of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Houghton shall be paid an annual salary of £320,000, subject to annual review. Mr. Houghton’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus, based on a bonus potential of 100% of salary which may be exceeded, to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2008, Mr. Houghton’s salary will be £330,000.

Julian Cusack.    Mr. Cusack entered into a service agreement with Aspen Holdings under which he has agreed to serve as Executive Vice President, Group Chief Financial Officer and director of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Cusack shall be paid an annual salary of $342,000 plus £30,000, both subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of $180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. Mr. Cusack’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our Board of Directors may determine.

Mr. Cusack has agreed an amended and restated service agreement with Aspen Holdings under which he has agreed to serve as Chairman of Aspen Bermuda. This new agreement became effective when Mr. Houghton assumed his role as Chief Financial Officer on April 30, 2007. The terms of this agreement are substantially similar to those of his previous agreement (described above), except that Mr. Cusack was paid an annual salary of $312,000 subject to annual review and the reimbursement of housing costs in Bermuda will be limited to $144,000 per annum. On October 31, 2007, the

Compensation Committee approved an increase regarding reimbursement of housing costs in Bermuda to $180,000 per annum. Effective April 1, 2008, Mr. Cusack’s salary will be $440,000.

Brian Boornazian.    Mr. Boornazian entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President and Chief Underwriting Officer, Property Reinsurance, of Aspen Re America for a three-year term, with annual extensions thereafter. The agreement originally provided that Mr. Boornazian will be paid an annual salary of $330,000, subject to review from time to time, as well as a discretionary bonus, and shall be eligible to participate in all incentive compensation, retirement and deferred compensation plans available generally to senior officers. Effective April 1, 2008, Mr. Boornazian’s salary will be $470,000.

On February 5, 2008, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to include a clause in respect of change of control. Senior executives reporting to the Chief Executive Officer of the Company have service agreements that are consistent in their principal terms, including with respect to change-of-control provisions; however, this clause was not included in Mr. Boornazian’s original service agreement.

James Few.    Mr. Few entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months’ notice by either party. The agreement originally provided that Mr. Few will be paid an annual salary of $400,000 which is subject to annual review. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2008, Mr. Few’s salary will be $450,000.

Stuart Sinclair.    Mr. Sinclair entered into a service agreement with Aspen U.K. Services under which he has agreed to serve as President and Chief Operating Officer, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Sinclair shall be paid an annual salary of £375,000, subject to annual review. Mr. Sinclair’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally. The service agreement also provides for a discretionary bonus, based on a bonus potential of 125% of salary which may be exceeded, to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2008, Mr. Sinclair’s salary will be £400,000.

Retirement Benefits

We do not have a defined benefit plan. Generally, retirement benefits are provided to our named executive officers according to their home country.

United Kingdom.    In the U.K. we have a defined contribution plan which was established in 2005 for our U.K. employees. All permanent and fixed term employees are eligible to join the plan. Messrs. O’Kane, Houghton, Cusack, Sinclair and Few were all participants in the plan during 2007. The employee contributes 3% of their base salary into the plan. The employer contributions made to the pension plan are based on a percentage of base salary based on the age of the employee. There are two scales: a standard scale for all U.K. participants; and a directors’ scale which applies to certain key senior employees who were founders of the Company or who are executive directors of our Board of Directors. Messrs O’Kane, Houghton, Cusack and Sinclair were paid employer contributions based on the directors’ scale.

Scale	Employee Contribution— Percentage of Salary	Age of Employee	Company Contribution— Percentage of Employee’s Salary
Standard Scale	3%	18 - 19	5%
	3%	20 - 24	7%
	3%	25 - 29	8%
	3%	30 - 34	9.5%
	3%	35 - 39	10.5%
	3%	40 - 44	12%
	3%	45 - 49	13.5%
	3%	50 - 54	14.5%
	3%	55 plus	15.5%
Director Scale	3%	20 - 24	7%
	3%	25 - 29	8%
	3%	30 - 34	9.5%
	3%	35 - 39	12%
	3%	40 - 44	14%
	3%	45 - 49	16%
	3%	50 - 54	18%
	3%	55 plus	20%

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

In the event of death in service before retirement, the pension plan provides a lump sum death benefit equal to four times the employee’s basic salary, plus, where applicable, a dependent’s pension equal to 30% of the employee’s basic salary and a children’s pension equal to 15% of the employee’s basic salary for one child and up to 30% of the employee’s basic salary for two or more children. Under U.K. legislation, these benefits are subject to notional earnings limits (currently £108,600 for 2006/2007 and £112,800 for 2007/2008). Where an employee’s basic salary is greater than the notional earnings maximum, an additional benefit is provided through a separate cover outside the pension plan.

United States.    In the U.S. we operate a 401(k) plan. Employees of Aspen U.S. Services are eligible to participate in this plan. Mr. Boornazian participates in this plan.

Participants may elect a salary reduction contribution into the 401(k) plan. Their taxable income is then reduced by the amount contributed into the plan. This lets participants reduce their current federal and most state income taxes. The 401(k) safe harbor plan allows employees to contribute a percentage of their salaries (up to the maximum deferral limit set forth in the plan). We make a qualified matching contribution of 100% of the employees’ salary reduction contribution up to 3% of their salary, plus a matching contribution of 50% of the employees’ salary reduction contribution from 3% to 5% of their salary for each payroll period. The employer’s matching contribution is subject to limits based on the employees’ earnings as set by the U.S. Internal Revenue Service annually. Participants are always fully vested in their 401(k) plan with respect to their contributions and the employer’s matching contributions.

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

Once the employee has three years of service his or her profit sharing contributions are fully vested and all future contributions are vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase ordinary shares and other stock awards by the named executive officers during the twelve months ended December 31, 2007:

		Option Awards							Stock Awards
Name	Year of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Christopher O’Kane	2003	850,295		141,535	—		$16.20	08/20/2013			—		—
	2004	23,603	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			2,668	(5)	$76,945
	2006	—			95,140		$23.65	02/16/2016			6,342		$182,903
	2007	—		75,988	—		$27.28	05/04/2014			66,445	(6)	$1,916,274
Richard Houghton	2007	—		12,158	—		$27.28	05/04/2014	8,000	$230,720	10,631	(6)	$306,598
Julian Cusack	2003	177,345		48,259	—		$16.20	08/20/2013			—		—
	2004	14,162	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			2,065	(5)	$59,555
	2006	—			64,027		$23.65	02/16/2016			4,268		$123,089
	2007	—		18,997	—		$27.28	05/04/2014			16,612	(6)	$479,090
Stuart Sinclair	2006	—			142,158		$23.19	08/04/2016	7,967	$229,768	1,042		$30,051
	2007	—		28,495	—		$27.28	05/04/2014			24,917	(6)	$718,606
Brian Boornazian	2004	7,868	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			5,395	(5)	$155,591
	2006	—			56,250		$23.65	02/16/2016			3,750		$108,150
	2007	—		45,593	—		$27.28	05/04/2014			39,867	(6)	$1,149,764
James Few	2003	83,955		13,975	—		$16.20	08/20/2013			—		—
	2004	35,404	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			3,733	(5)	$107,660
	2006	—			68,773		$23.65	02/16/2016			5,596		$161,389
	2007	—		41,793	—		$27.28	05/04/2014			36,545	(6)	$1,053,958

(1)	For a description of the terms of the grants and the related vesting schedule, see ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Share Incentive Plan’’ above.
(2)	Calculated based upon the closing price of $28.84 per share of the Company’s ordinary shares at December 31, 2007, less the option exercise price.
(3)	As the performance targets for the 2004 options were not fully met based on the 2004 ROE achieved, 51.48% of the grant vested and the remaining portion of the grant was forfeited.
(4)	As the performance targets have not been met, the 2005 options were forfeited.
(5)	With respect to the 2005 performance shares, of which one-third of the grant is earned based on the achievement of the 2005 ROE target and two-thirds have a performance condition based on an average three-year (2005-2007) ROE, one-third of the grants has been forfeited as the 2005 ROE target has not been met. The amounts presented in the table assume that the performance conditions of the remaining two-thirds of the grant will be met. As at December 31, 2007, it was unlikely that the 2005 performance share awards will be eligible for vesting due to our losses in 2005. However, as the 2007 ROE is not determined until after year-end, we have provided the figures based on the above assumption.
(6)	With respect to the 2007 performance shares, amount represents 166% vesting in respect of one-fourth of the initial grant as our ROE for 2007 was 21.6% and assumes a vesting of 100% for the remaining three-fourths of the grant.

Option Exercises and Stock Vested

The following table summarizes stock option exercises and share issuances by our named executive officers during the twelve months ended December 31, 2007:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Christopher O’Kane	—	—		640	$18,458
Richard Houghton	—	—		—	—
Julian Cusack	112,576	$1,257,585	(1)	384	$11,075
Stuart Sinclair	—	—		7,968	$229,797
Brian Boornazian	—	—		1,920	$55,373
James Few	—	—		960	$27,686

(1)	Value realized is calculated based on the sale price on the date of exercise less the exercise price.
(2)	The 2004 performance shares for Messrs. O’Kane, Cusack, Boornazian and Few vested upon the completion of the audit of our 2006 financial results by our independent auditor. The restricted share units for Mr. Sinclair vested on December 31, 2007. The market value was calculated based on the closing price of $28.84 on December 31, 2007.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason (as defined in their respective employment agreements), each as of December 31, 2007, the following individuals would be entitled to payments and to accelerated vesting of their outstanding equity awards, as described in the table below:

	Christopher O’Kane (1)				Richard Houghton (1)				Julian Cusack
	Total Cash Payout		Value of Accelerated Equity Awards		Total Cash Payout		Value of Accelerated Equity Awards		Total Cash Payout		Value of Accelerated Equity Awards
Termination without Cause (or other than for Cause) or for Good Reason (2)	$4,716,241	(6)	—		$1,040,936	(8)	—		$1,766,309	(10)	—
Death (3)	$1,249,123		—		$640,576		—		$187,200		—
Disability (4)	$416,374		—		$320,288		—		$156,000		—
Change in Control (5)	$4,716,241	(6)	$4,504,240	(7)	$1,040,936	(8)	$556,274	(9)	$1,766,309	(10)	$2,290,473	(11)

(1)	The calculations for the payouts for Messrs. O’Kane and Houghton were converted from British Pounds into U.S. Dollars at the average exchange rate of $2.0018 to £1 for 2007.
(2)	For a description of termination provisions, see ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Employment-Related Agreements’’ above.
(3)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2007.
(4)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.
(5)	The total cash payout and the acceleration of vesting are provided only if the employment of the above named executive is terminated by the Company without Cause or by the executive with Good Reason (as described above under ‘‘Employment-Related Agreements’’ and as defined in each of the individual’s respective employment agreement) within the six-month period prior to a change in control or within a two-year period after a change in control. The occurrence of any of the following events constitutes a ‘‘Change in Control’’:

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

(6)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. O’Kane for the previous three years ($600,540) plus twice the sum of the highest salary paid during the term of the agreement ($832,749) and the average bonus actually earned during three years immediately prior to termination ($600,540). Mr. O’Kane’s agreement includes provisions with respect the treatment of ‘‘parachute payments’’ under the U.S. Internal Revenue Code. As Mr. O’Kane is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.
(7)	Represents the acceleration of vesting of the unearned portion of the 2003 options, the entire grant of the 2006 options and 2006 performance shares and the entire grant of the 2007 options and 2007 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2007 of $28.84. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2007. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as one-third of the grant based on a one-year 2005 ROE target was not met and therefore forfeited, and it is unlikely that two-thirds of the grant based on an average 2005-2007 ROE will be met and (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.
(8)	Represents Mr. Houghton’s minimum guaranteed bonus for 2007 ($400,360), as Mr. Houghton was hired in 2007 and therefore an average bonus over a three-year period preceding termination is not applicable, plus the sum of the highest salary paid during the term of the agreement ($640,576).
(9)	Represents the acceleration of vesting of the entire grant of the 2007 options and 2007 performance shares, as well as restricted share units.
(10)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Cusack for the previous three years ($211,667) plus twice the sum of the highest salary paid during the term of the agreement ($472,054) and the average bonus actually earned during three years immediately prior to termination ($211,667). Mr. Cusack’s agreement includes provisions with respect the treatment of ‘‘parachute payments’’ under the U.S. Internal Revenue Code. As Mr. Cusack is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.
(11)	Represents the acceleration of vesting of the unearned portion of the 2003 options, the entire grant of 2006 options and 2006 performance shares and the entire grant of the 2007 options and 2007 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2007 of $28.84. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2007. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as one-third of the grant based on a one-year 2005 ROE target was not met and therefore forfeited, and it is unlikely that two-thirds of the grant based on an average 2005-2007 ROE will be met and (iii) 2004 options, as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

	Stuart Sinclair (1)				Brian Boornazian			James Few
	Total Cash Payout		Value of Accelerated Equity Awards		Total Cash Payout		Value of Accelerated Equity Awards	Total Cash Payout		Value of Accelerated Equity Awards
Termination without Cause (or other than for Cause) or for Good Reason (2)	$1,621,458	(3)	—		$814,000	(7)	—	$1,269,600	(10)	—
Death	$975,878	(4)	—		$594,000	(8)	—	$506,000	(11)	—
Disability	$390,351	(5)	—		$594,000	(8)	—	$220,000	(12)	—
Change in Control	$1,621,458	(3)	$1,826,071	(6)	—	(9)	—	$1,269,600(10	)(13)	$1,814,483(13	)(14)

(1)	The calculations for the payouts for Mr. Sinclair were converted from British Pounds into U.S. Dollars at the average exchange rate of $2.0018 to £1 for 2007.
(2)	For a description of termination provisions, see ‘‘Narrative Description of Summary Compensation and Grants of Plan-Based Awards—Employment-Related Agreements’’ above.
(3)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Sinclair in the previous two years which includes Mr. Sinclair’s guaranteed 2006 bonus ($420,378), as Mr. Sinclair was hired in 2006, plus the sum of the highest salary paid during the term of the agreement ($780,702) and Mr. Sinclair’s guaranteed bonus for 2006 ($420,378).

(4)	In respect of death, Mr. Sinclair would be entitled to the pro rated annual bonus based on the actual bonus earned for the year in which termination occurs. This amount represents 100% of the bonus potential for 2007.
(5)	In respect of disability, Mr. Sinclair would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.
(6)	Represents the acceleration of vesting of the unearned portion of Mr. Sinclair’s restricted share units granted in 2006, the entire grant of 2006 options and 2006 performance shares and the entire 2007 options and 2007 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2007 of $28.84. With respect to the restricted share units and performance shares, the value is based on the closing price of our shares on December 31, 2007.

(7)	Represents 100% of the bonus potential for 2007 and 50% of annual base salary.
(8)	Mr. Boornazian would be entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2007.
(9)	Mr. Boornazian’s employment agreement does not contain provisions relating to Change-in-Control for the year ended December 31, 2007. On February 5, 2008, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to include a Change-in-Control provision. See ‘‘Employment Agreements—Brian Boornazian.’’
(10)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Few for the previous three years ($414,800) plus the sum of the highest salary paid during the term of the agreement ($440,000) and the average bonus actually earned during three years immediately prior to termination ($414,800).
(11)	In respect of death, Mr. Few would be entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of bonus potential for 2007.
(12)	In respect of disability, Mr. Few would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.
(13)	Same as Footnote 4 in the table above.
(14)	Represents the acceleration of vesting of the unearned portion of the 2003 options and the entire grant of 2006 options and 2006 performance shares and the entire grant of 2007 options and 2007 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2007 of $28.84. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2007. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as one-third of the grant based on a one-year 2005 ROE target was not met and therefore forfeited, and it is unlikely that two-thirds of the grant based on an average 2005-2007 ROE will be met and (iii) 2004 options, as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. A change in control does not affect the amount or timing of these cash severance payments.

Non-Employee Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)	Grant Date Fair Value of 2007 Stock Awards (#) (4)	Grant Date Fair Value of 2007 Options (#) (5)
Liaquat Ahamed (6)	$12,083	—	—	—	$12,083	—	—
Julian Avery (7)	$24,991	—	$6,268	—	$31,259	—	—
Matthew Botein (8)	$30,208	$24,285	—	—	$54,493	$40,650	—
Richard Bucknall (9)	$36,458	$24,285	—	—	$60,743	$40,650	—
John Cavoores (10)	$72,231	$29,870	$1,406	—	$103,508	$50,000	$10,000
Ian Cormack (11)	$132,500	$29,870	$24,261	—	$186,631	$50,000	—
Heidi Hutter (12)	$87,231	$29,870	$42,258	—	$159,359	$50,000	—
Glyn Jones (13)	$295,529	$44,018	$1,406	$320,290	$661,241	$200,000	$10,000
David Kelso (14)	$82,231	$29,870	$6,268	—	$118,370	$50,000	—
Prakash Melwani (15)	$44,523	$4,970	$6,268	—	$55,762	$50,000	—
Paul Myners (16)	$104,158	$6,162	$168,279	—	$278,599	—	—
Norman Rosenthal (17)	$82,231	$29,870	$24,261	—	$136,362	$50,000	—
Kamil Salame (18)	$42,023	$4,970	$6,268	—	$53,262	$50,000	—

(1)	Effective July 2007, other than Messrs. Myners and Jones (our former and current Chairmen whose remuneration is in British Pounds), for directors who are paid in British Pounds such as Messrs. Bucknall and Cormack, their remuneration is set at an exchange rate of $1.779:£1.
(2)	Consists of performance share awards and restricted share units. Valuation is based on the FAS 123(R) cost of all outstanding awards as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.
(3)	Consists of stock options. Valuation is based on the FAS 123(R) cost of all outstanding options as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.
(4)	Valuation is based on the dollar amount of restricted share units granted in 2007 recognized for financial statement purposes pursuant to FAS 123(R). For restricted share units granted on May 4, 2007, the FAS 123(R) value is $27.10. In respect of Messrs. Bucknall and Botein, their restricted share units were granted on July 30, 2007, the FAS 123(R) value is $25.00. Refer to Note 16 of our financial statements with respect to our performance share awards.
(5)	Valuation is based on the dollar amount of option grants in 2007 recognized for financial statement purposes pursuant to FAS 123(R). The FAS 123(R) is determined based on the Black-Scholes value on the date of grant. Refer to Note 16 of our financial statements with respect to our performance share awards and restricted share units.
(6)	Represents the pro rata amount of the annual fee of $72,500, as Mr. Ahamed joined our Board on October 31, 2007.
(7)	Represents the pro rata amount of the annual fee of $70,000 (increased to $72,500 effective February 8, 2007) paid to non-executive directors, as Mr. Avery resigned from the Board with effect on May 2, 2007. Mr. Avery’s 4,435 outstanding unvested options granted in 2006 were forfeited upon his resignation.
(8)	Represents the pro rata amount of the annual fee of $72,500, as Mr. Botein joined our Board of Directors on July 25, 2007. Mr. Botein was granted 1,500 restricted share units on July 30, 2007, representing a pro rated amount of restricted share units granted to members of the Board on May 4, 2007.
(9)	Represents the pro rata amount of the annual fee of $72,500, the pro rata amount of $5,000 for serving as the Chair of the Compensation Committee and the pro rata amount of $10,000 for serving on the Audit Committee, as Mr. Bucknall joined our Board on July 25, 2007.

Mr. Bucknall was granted 1,500 restricted share units on July 30, 2007, representing a pro rated amount of restricted share units granted to members of the Board on May 4, 2007.
(10)	Represents the annual fee of $70,000 (increased to $72,500 effective February 8, 2007). Mr. Cavoores was granted 1,845 restricted share units on May 4, 2007, which vest 1/12th per month and are issuable at the one-year anniversary of the date of grant. Mr. Cavoores was also granted 2,012 options on July 30, 2007, representing a pro rated amount of the options granted to the directors in 2006, as Mr. Cavoores joined the Board on October 30, 2006.
(11)	Annual fee of $70,000 (increased to $72,500 effective February 8, 2007), $25,000 fee for serving as the Audit Committee Chairman, $10,000 for serving on the Board of Aspen U.K. and $25,000 for serving as the Chair of the Audit Committee of Aspen U.K. Mr. Cormack holds a total of 45,175 options as at December 31, 2007, of which 34,926 options have vested. Mr. Cormack was granted 1,845 restricted share units on May 4, 2007, which vest 1/12th per month and are issuable at the one-year anniversary of the date of grant.
(12)	Annual fee of $70,000 (increased to $72,500 effective February 8, 2007), $10,000 for serving as a member of the Audit Committee, $5,000 for serving as the Chair of the Risk Committee and $10,000 for serving on the Board of Aspen U.K. Eighty percent of the total compensation is paid to The Black Diamond Group LLC, of which Ms. Hutter is the Chief Executive Officer. Ms. Hutter holds a total of 85,925 options as at December 31, 2007, of which 69,861 options have vested. Ms. Hutter was granted also 1,845 restricted share units on May 4, 2007, which vest 1/12th per month and are issuable at the one-year anniversary of the date of grant.
(13)	Represents the pro rata amount of the annual fee of $70,000 (increased to $72,500 effective February 8, 2007) until May 2, 2007, the pro rata amount of Mr. Jones’ salary of £200,000 (converted at £1 : $2.0018) starting May 2, 2007 when Mr. Jones became our Chairman. The amount in ‘‘All Other Compensation’’ represents a bonus of £160,000 (of which £133,000 was guaranteed) (converted at £1 : $2.0018). In connection with his appointment as Chairman, Mr. Jones was granted 7,380 restricted share units, of which 1/3rd vests annually from the date of grant (May 4, 2007). Mr. Jones was also granted 2,012 options on July 30, 2007, representing a pro rated amount of the options granted to the directors in 2006, as Mr. Jones joined the Board on October 30, 2006.
(14)	Annual fee of $70,000 (increased to $72,500 effective February 8, 2007) and $10,000 for serving as a member of the Audit Committee. Mr. Kelso holds 4,435 outstanding unvested options as at December 31, 2007. Mr. Kelso was granted 1,845 restricted share units on May 4, 2007, which vest 1/12th per month and are issuable at the one-year anniversary of the date of grant.
(15)	Represents pro rated annual fee of $70,000 (increased to $72,500 effective February 8, 2007) and $5,000 fee for serving as the Compensation Committee Chairman, as Mr. Melwani resigned from the Board on July 25, 2007. Mr. Melwani’s 4,435 outstanding unvested options granted in 2006 were forfeited upon resignation. Of the 1,845 restricted share units granted on May 4, 2007, 307 restricted share units had vested at the time of Mr. Melwani’s resignation. All compensation due to Mr. Melwani is paid directly to Blackstone, Mr. Melwani’s employer.
(16)	Represents the pro rated annual salary of £126,000 (through March 31, 2007, then increased to £150,000 effective April 1, 2007) as Mr. Myners resigned from our Board with effect on May 2, 2007 (converted at £1 : $2.0018). As at December 31, 2007, Mr. Myners holds a total of 318,338 vested options and 282 vested performance shares.
(17)	Annual fee of $70,000 (increased to $72,500 effective February 8, 2007) and $10,000 for serving as a member of the Audit Committee. Mr. Rosenthal holds a total of 45,175 options as at December 31, 2007, of which 34,926 options have vested. Mr. Rosenthal was granted also 1,845 restricted share units on May 4, 2007, which vest 1/12th per month and are issuable at the one-year anniversary of the date of grant.
(18)	Represents pro rated annual fee of $70,000 (increased to $72,500 effective February 8, 2007), as Mr. Salame resigned from the Board on July 25, 2007. Mr. Salame’s 4,435 outstanding unvested options granted in 2006 were forfeited upon resignation. Of the 1,845 restricted share units granted on May 4, 2007, 307 restricted share units had vested at the time of Mr. Salame’s resignation. The vested 307 restricted share units were repurchased from CSFB Private Equity by the Company. All compensation due to Mr. Salame is paid directly to CSFB Private Equity, Mr. Salame’s employer.

Summary of Non-Employee Director Compensation

Annual Fees.    The compensation of non-executive directors is benchmarked against peer companies and companies listed on the FTSE 250, taking into account complexity, time commitment and committee duties. With effect from February 8, 2007, members of our Board of Directors who are not otherwise affiliated with the Company as employees or officers were paid an annual fee of $72,500. With effect from February 6, 2008, this fee will be replaced by an annual fee of $50,000, plus a fee of $5,000 for each board meeting (or single group of board and/or committee meetings) attended by the director. Directors who are not employees of the Company, other than the Chairman, are entitled to an annual grant of $50,000 in restricted share units. The Chairman is entitled to an annual grant of $200,000 in restricted share units.

The chairman of each committee of our Board of Directors (other than if the Chair is also the Chairman of the Board) other than the Audit Committee received an additional $5,000 per annum and the Audit Committee chairman received an additional $25,000 per annum. Other members of the Audit Committee also receive an additional $10,000 per annum for service on that Committee. In addition, members of our Board of Directors who are also members of the Board of Directors of Aspen U.K. receive an additional $10,000 (Messrs. Bucknall (beginning in January 2008) and Cormack and Ms. Hutter). Mr. Cormack also receives an additional $25,000 for serving as the Chairman of the Audit Committee of Aspen U.K.

Mr. Jones received a pro rated annual salary of £200,000 and a bonus of £160,000 (of which £133,000 was guaranteed) for 2007 for serving as Chairman of our Board of Directors from May 2, 2007. Mr. Jones’ annual salary for 2008 will be £200,000.

Non-Employee Directors Stock Option Plan.    At our annual general meeting of shareholders held on May 25, 2006, our shareholders approved the 2006 Stock Option Plan for non-employee directors of the Company (‘‘2006 Stock Option Plan’’) under which a total of 400,000 ordinary shares may be issued in relation to options granted under the 2006 Stock Option Plan. At our annual general meeting on May 2, 2007, the 2006 Stock Option Plan was amended and renamed the 2006 Stock Incentive Plan for Non-Employee Directors (the ‘‘Amended 2006 Stock Option Plan’’) to allow the issuance of restricted share units.

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

Following the annual general meeting on May 2, 2007, our Board of Directors approved the grant of 1,845 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors, other than Mr. Jones, our Chairman. The date of grant of the restricted share units is May 4, 2007 (being the day on which our close period ends following the release of our earnings). With respect to the restricted share units granted to Mr. Melwani and Mr. Salame, the restricted share units will be issued in the name of Blackstone and Credit Suisse, respectively, as their employers, and through which they were originally appointed to the Board of Directors. With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share units will be paid out on the first anniversary of the grant date. If a director leaves the Board for any reason other than ‘‘Cause’’, then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board.

In connection with Mr. Jones’ appointment as our Chairman, he was granted 7,380 ordinary shares with a grant date of May 4, 2007. In addition, each of Messrs. Jones and Cavoores were granted 2,012 options on July 30, 2007, representing a pro rated amount of the options granted to the directors in 2006, as they joined the Board on October 30, 2006 and did not receive options in such year.

Compensation Committee Interlocks and Insider Participation

Mr. Melwani was a member of our Compensation Committee in 2007 until his resignation on July 25, 2007. During 2007, we invested an additional $360 million of our assets in funds of hedge funds with an affiliate of Blackstone, one of our principal shareholders at the time. Mr. Melwani, a non-executive director of the Company, is a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

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

Compensation Committee Richard Bucknall (Chair) Matthew Botein John Cavoores

February 29, 2008

Audit Committee Report

The following report is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the Board of Directors with respect to the Company’s financial statements for the year ended December 31, 2007. The Audit Committee held four meetings in 2007.

The Audit Committee has established a Charter which outlines its primary duties and responsibilities. The Audit Committee Charter, which has been approved by the Board, is reviewed at least annually and is updated as necessary.

The Company’s management is responsible for the preparation and presentation of complete and accurate financial statements. The Company’s independent registered public accounting firm, KPMG Audit Plc, is responsible for performing an independent audit of the Company’s financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and for issuing a report on their audit.

In performing its oversight role in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, as amended; and (3) received the written disclosures and the letter from the independent registered public accounting firm and reviewed and discussed with the independent registered public accounting firm the matters required by Independence Standards Board Statement No. 1. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the United States Securities and Exchange Commission (‘‘SEC’’) and for presentation to the shareholders at the 2008 annual general meeting.

Audit Committee Ian Cormack (Chair) Richard Bucknall Heidi Hutter David Kelso Norman L. Rosenthal

February 29, 2008

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 1, 2008 (including, in this table only, options that would be exercisable by March 3, 2008) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 1, 2008, 85,526,086 ordinary shares were outstanding.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares (2)	Percentage of Ordinary Shares Outstanding (2)
FMR LLC (3)	6,679,575	7.80%
82 Devonshire Street Boston, MA 02109
Snow Capital Management, L.P. (4)	6,091,253	7.10%
2100 Georgetowne Drive, Suite 400 Sewickley, PA 15143
Candover Investments plc, its subsidiaries and funds under management (5)	6,074,493	7.10%
20 Old Bailey London EC4M 7LN United Kingdom
Glyn Jones	—	*
Christopher O’Kane (6)	904,771	1.05%
Richard Houghton	—	*
Julian Cusack (7)	191,406	*
Stuart Sinclair	12,669	*
Brian Boornazian (8)	28,312	*
James Few (9)	123,620	*
Liaquat Ahamed	—	*
Matthew Botein (10)	1,050	*
Richard Bucknall (11)	6,550	*
John Cavoores (12)	1,384	*
Ian Cormack (13)	38,468	*
Heidi Hutter (14)	75,561	*
David Kelso (15)	3,384	*
Norman Rosenthal (16)	43,148	*
All directors and executive officers as a group (23 persons)	1,549,066	1.78%

*	Less than 1%
(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance UK Limited, 30 Fenchurch Street, London EC3M 3BD, United Kingdom. The address for Messrs. Cusack and Few is c/o Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda.

(2)	Represents the outstanding ordinary shares. With respect to the directors and officers, includes the vested options exercisable for ordinary shares.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	As filed with the SEC on Schedule 13G by FMR Corp. on February 13, 2008. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment Adviser Act of 1940, is the beneficial owner of 5,966,575 ordinary shares, as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Pyramis Global Advisors, LLC, 53 State Street, Boston, MA, 02109, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 117,500 ordinary shares. Pyramis Global Advisors Trust Company, 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 595,500 ordinary shares.
(4)	As filed with the SEC on Schedule 13G/A by Snow Capital Management, L.P. on January 22, 2008.
(5)	Includes 681,398 ordinary shares held by Candover Investments plc, 30,996 ordinary shares held by Candover (Trustees) Limited, 133,826 ordinary shares held by Candover 2001 GmbH & Co. KG, 406,054 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 5 Limited Partnership, 97,182 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 4 Limited Partnership, 343,070 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 3 Limited Partnership, 608,511 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 2 Limited Partnership, 965,390 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund US No. 1 Limited Partnership, 552,463 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 6 Limited Partnership, 70,911 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 5 Limited Partnership, 100,654 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 4 Limited Partnership, 1,018,463 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 3 Limited Partnership, 317,982 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 2 Limited Partnership and 747,593 ordinary shares held by Candover Partners Limited as general partner of Candover 2001 Fund UK No. 1 Limited Partnership, but excludes 16,794 ordinary shares held by Halifax EES Trustees International Limited (‘‘Halifax’’) as trustee of The Candover 2001 Employee Benefit Trust.
(6)	Includes 31,170 ordinary shares and 873,601 ordinary shares issuable upon exercise of vested options, held by Mr. O’Kane.
(7)	Represents ordinary shares issuable upon exercise of vested options.
(8)	Includes 20,444 ordinary shares and 7,868 ordinary shares issuable upon exercise of vested options, held by Mr. Boornazian.
(9)	Includes 4,290 ordinary shares and 119,330 ordinary shares issuable upon exercise of vested options, held by Mr. Few.
(10)	Represents 1,050 vested restricted share units which are issuable on the first anniversary of date of grant.
(11)	Includes 5,550 ordinary shares and 1,050 vested restricted share units which are issuable on the first anniversary of date of grant.
(12)	Represents 1,384 vested restricted share units which are issuable on the first anniversary of date of grant.

(13)	Includes 2,170 ordinary shares, 34,914 ordinary shares issuable upon exercise of vested options held by Mr. Cormack and 1,384 vested restricted share units which are issuable on the first anniversary of date of grant.
(14)	Ms. Hutter, one of our directors, is the beneficial owner of 870 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 3,470 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 69,837 ordinary shares and 1,384 vested restricted share units which are issuable on the first anniversary of date of grant.
(15)	Includes 2,000 ordinary shares and 1,384 vested restricted share units which are issuable on the first anniversary of date of grant.
(16)	Includes 6,850 ordinary shares, 34,914 ordinary shares issuable upon exercise of vested options held by Dr. Rosenthal and 1,384 vested restricted share units which are issuable on the first anniversary of date of grant. Dr. Rosenthal, one of our directors, was nominated by Blackstone and appointed by the Board of Directors. Dr. Rosenthal disclaims beneficial ownership of any of the ordinary shares held by Blackstone. The business address of Dr. Rosenthal is c/o Norman L. Rosenthal & Associates, Inc., 415 Spruce Street, Philadelphia, PA 19106.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company’s 2003 Share Incentive Plan and the Amended 2006 Stock Option Plan as of December 31, 2007. The 2003 Share Incentive Plan, as amended, and the 2006 Stock Option Plan were approved by shareholders at our annual general meetings.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise of price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	4,741,505	$19.60	3,143,415
Equity compensation plans not approved by security holders	—	—	—
Total	4,741,505	$19.60	3,143,415

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

Transactions with Related Persons

Hedge Fund Investment.    During 2007, we made further investment of approximately $360 million of our assets in funds of hedge funds with an affiliate of Blackstone, one of our principal shareholders at the time. Mr. Melwani, was a non-executive director of the Company until July 25, 2007 and, is a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

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

Our Board of Directors reviews various transactions, relationships and arrangements of individual directors in determining whether they are independent. With respect to Mr. Botein, the Board of Directors considered the Company’s 2007 transactions with Integro Limited, an insurance broker and his position on the Board of Cyrus Reinsurance Holdings Limited and Cyrus Reinsurance Holdings II Limited (collectively ‘‘Cyrus’’), sidecars Highfields formed with XL Capital. With respect to Mr. Cavoores, the Board considered his position on the Board of Cyrus. In connection with Dr. Rosenthal’s independence, the Board of Directors reviewed reinsurance arrangements between the Company and affiliates of The Plymouth Rock Company, an insurance company, and transactions with Arthur J. Gallagher, an insurance broker. In addition, the Board of Directors considered Mr. Cormack’s role as a non-executive director of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance and Europe-Arab Bank plc.

The Board of Directors has made the determination that Messrs. Ahamed, Botein, Bucknall, Cavoores, Cormack, Kelso, Dr. Rosenthal and Ms. Hutter are independent and have no material relationships with the Company.

The Board of Directors has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. In addition, the Board of Directors has determined that as of the date of this report all members of the Compensation Committee are independent.

Effective May 2, 2007, Mr. Jones was elected member and chairman of the Corporate Governance and Nominating Committee. As he is not deemed independent under the NYSE standards, the Corporate Governance and Nominating Committee is not composed of solely independent directors.

Item 14.    Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2007 and 2006 by KPMG Audit Plc (‘‘KPMG’’), the Company’s principal accounting firm.

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006
	($ in thousands)
Audit Fees (a)	$2,009.3	$1,978.9
Audit-Related Fees (b)	$382.5	$268.8
Tax Fees (c)	—	—
All Other Fees (d)	—	—
Total Fees	$2,391.8	$2,247.7

(a)	Audit fees related to the audit of the Company’s financial statements for the twelve months ended December 31, 2007 and 2006, the review of the financial statements included in our quarterly reports on Form 10-Q during 2007 and 2006 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.
(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above).
(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.
(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

The Audit Committee has considered whether the provision of non-audit services by KPMG is compatible with maintaining KPMG’s independence with respect to the Company and has determined that the provision of the specified non-audit services is consistent with and compatible with KPMG maintaining its independence. The Audit Committee approved all services that were provided by KPMG.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)    Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements: The Consolidated Financial Statements of Aspen Insurance Holdings Limited and related Notes thereto are listed in the accompanying Index to Consolidated Financial Statements and Reports on page F-1 and are filed as part of this Report.

2.	Financial Statement Schedules: The Schedules to the Consolidated Financial Statements of Aspen Insurance Holdings Limited are listed in the accompanying Index to Schedules to Consolidated Financial Statements on page S-1 and are filed as part of this Report.

3.	Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 27, 2005 and Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2006, filed on August 8, 2006)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.6	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.7	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

Exhibit Number	Description
4.8	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.9	Form of Certificate of Designations of the Company’s Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.10	Specimen Certificate for the Company’s Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.11	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance U.K. Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004) *
10.4	Service Agreement dated September 24, 2004 between Julian Cusack and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2004), amended and restated as of the Effective Date (as defined therein) (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2006) *
10.5	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.6	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006) *
10.7	Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc., filed with this report *
10.8	Service Agreement dated August 4, 2006 between Stuart Sinclair and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2006) *
10.9	Letter to Stuart Sinclair dated August 3, 2006 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 10, 2006) *

Exhibit Number	Description
10.10	Service Agreement dated April 3, 2007 among Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2007) *
10.11	Letter to Richard Houghton dated April 3, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007) *
10.12	Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended dated February 6, 2008, filed with this report *
10.13	Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007) *
10.14	Five-Year Credit Agreement, dated as of August 2, 2005, by and among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005)
10.15	Amendment, dated as of April 13, 2006, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)
10.16	Second Amendment, dated as of June 28, 2007, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2007)
10.17	Commitment Increase Supplement, dated September 1, 2006, to the Credit Agreement dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006)
10.18	Form of Shareholder’s Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company’s 2005 Registration Statement on Form F-3 (Registration No. 333-122571)) *

Exhibit Number	Description
10.19	Form of First Amendment to Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders, dated as of May 4, 2007 (incorporated herein by reference to exhibit 103. to the Company’s Current Report on Form 8-K filed on May 7, 2007)
10.20	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.21	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.22	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.23	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.24	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005) *
10.25	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few (incorporated herein by reference to exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2005, filed on November 9, 2005) *
10.26	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006) *
10.27	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006) *
10.28	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 26, 2006) *
10.29	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 26, 2006) *
10.30	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007) *

Exhibit Number	Description
10.31	Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007) *
10.32	Form of Performance Share Award relating to performance shares granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007) *
10.33	Master Confirmation, dated as of December 21, 2006, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed February 22, 2007)
10.34	Supplemental Confirmation, dated as of December 21, 2006, between the Company and Goldman, Sachs & Co. relating to the Master Confirmation (incorporated herein by reference to exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed February 22, 2007)
10.35	Master Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.36	Supplemental Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.37	Supplemental Confirmation, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program, filed with this report.
10.38	Amendment Agreement, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program, filed with this report.
10.39	Trade Notification, dated January 17, 2007, relating to the Master Confirmation (incorporated herein by reference to exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed February 22, 2007)
10.40	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.41	Insurance Letters of Credit—Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.42	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 13, 2006)

Exhibit Number	Description
10.43	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.44	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.45	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.46	Retirement Letter between Paul Myners and Aspen Insurance Holdings Limited, dated April 18, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed May 9, 2007)
10.47	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated April 19, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed May 9, 2007)
10.48	Letter Agreement between Aspen Insurance Holdings Limited and Julian Cusack, dated November 1, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2007)
21.1	Subsidiaries of the Company, filed with this report
23.1	Consent of KPMG Audit Plc, filed with this report
24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.9849, which was the closing exchange rate on December 31, 2007 for the British Pound/U.S. Dollar exchange rate as displayed on Bloomberg. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY (1)

	Last (2)	High	Low	Average (3)
Month Ended January 31, 2008	1.9873	1.9894	1.9434	1.9699
Month Ended December 31, 2007	1.9849	2.0659	1.9775	2.0150
Month Ended November 30, 2007	2.0564	2.1074	2.0452	2.0710
Month Ended October 31, 2007	2.0798	2.0798	2.0316	2.0453
Month Ended September 30, 2007	2.0473	2.0473	1.9948	2.0197
Month Ended August 31, 2007	2.0171	2.0406	1.9812	2.0110
Year Ended December 31, 2007	1.9849	2.1074	1.9205	2.0019
Year Ended December 31, 2006	1.9589	1.9815	1.7199	1.8436
Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033

(1)	Data obtained from Bloomberg LP.
(2)	‘‘Last’’ is the closing exchange rate on the last business day of each of the periods indicated.
(3)	‘‘Average’’ for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. ‘‘Average’’ for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

Date: February 29, 2008

By:	/s/ Christopher O’Kane
Name: Christopher O’Kane
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Christopher O’Kane and Richard Houghton, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith and any and all amendments thereto to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 29th day of February, 2008.

Signature	Title
/s/ Glyn Jones
Glyn Jones	Chairman and Director
/s/ Christopher O’Kane
Christopher O’Kane	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Richard Houghton
Richard Houghton	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ Liaquat Ahamed
Liaquat Ahamed	Director
/s/ Matthew Botein
Matthew Botein	Director

Signature	Title
/s/ Richard Bucknall
Richard Bucknall	Director
/s/ John Cavoores
John Cavoores	Director
/s/ Ian Cormack
Ian Cormack	Director
/s/ Julian Cusack
Julian Cusack	Director
/s/ Heidi Hutter
Heidi Hutter	Director
/s/ David Kelso
David Kelso	Director
/s/ Norman Rosenthal
Norman L. Rosenthal	Director
/s/ Stuart Sinclair
Stuart Sinclair	Director

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited Aspen Insurance Holdings Limited and subsidiaries’ (‘‘the Company’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 29, 2008

ASPEN INSURANCE HOLDINGS LIMITED
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the ‘Company’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aspen Insurance Holdings Limited’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’), and our report dated February 29, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 29, 2008

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2007	2006	2005
Revenues
Net earned premium	$1,733.6	$1,676.2	$1,508.4
Net investment income	299.0	204.4	121.3
Realized investment losses	(13.1)	(8.0)	(4.4)
Change in fair value of derivatives	(11.4)	(13.1)	19.4
Total Revenues	2,008.1	1,859.5	1,644.7
Expenses
Losses and loss adjustment expenses	919.8	889.9	1,358.5
Policy acquisition expenses	313.9	322.8	283.2
Operating and administration expenses	204.8	167.9	125.9
Interest on long term debt	15.7	16.9	16.2
Net foreign exchange (gains)/losses	(20.6)	(9.5)	18.2
Other expenses	0.5	1.1	3.1
Total Expenses	1,434.1	1,389.1	1,805.1
Income/(loss) from operations before income tax	574.0	470.4	(160.4)
Income tax expense	(85.0)	(92.3)	(17.4)
Net Income/(Loss)	$489.0	$378.1	$(177.8)
Per share data
Weighted average number of ordinary share and share equivalents
Basic	87,807,811	94,802,413	74,020,302
Diluted	90,355,213	96,734,315	74,020,302
Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$5.25	$3.82	$(2.40)
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$5.11	$3.75	$(2.40)

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2007 and 2006
($ in millions, except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Investments
Fixed income maturities available for sale at fair value (amortized cost—$4,344.1 and $3,877.2)	$4,385.8	$3,828.7
Other investments at fair value	561.4	156.9
Short-term investments available for sale at fair value (amortized cost—$279.6 and $695.9)	280.1	695.5
Total investments	5,227.3	4,681.1
Cash and cash equivalents	651.4	495.0
Reinsurance recoverables
Unpaid losses	304.7	468.3
Ceded unearned premiums	77.0	29.8
Receivables
Underwriting premiums	575.6	609.0
Other	59.8	62.2
Funds withheld	104.5	79.1
Deferred policy acquisition costs	133.9	141.4
Derivatives at fair value	17.3	33.8
Office properties and equipment	27.8	24.6
Other assets	13.8	7.6
Intangible assets	8.2	8.2
Total Assets	$7,201.3	$6,640.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2007 and 2006
($ in millions, except share and per share amounts)

	December 31, 2007	December 31, 2006
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,946.0	$2,820.0
Unearned premiums	757.6	841.3
Total insurance reserves	3,703.6	3,661.3
Payables
Reinsurance premiums	81.3	62.4
Deferred income taxes	59.7	34.1
Current income taxes	60.5	27.7
Accrued expenses and other payables	210.1	186.2
Liabilities under derivative contracts	19.0	29.7
Total Payables	430.6	340.1
Long term debt	249.5	249.4
Total Liabilities	$4,383.7	$4,250.8
Commitments and contingent liabilities (see Note 18)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares: 85,510,673 shares of 0.15144558¢ each (2006- 87,788,375).	0.1	0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2006-4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2006-8,000,000)	—	—
Additional Paid-in Capital	1,846.1	1,921.7
Retained earnings	858.8	450.5
Accumulated other comprehensive income	112.6	17.0
Total shareholders’ equity	2,817.6	2,389.3
Total liabilities and shareholders’ equity	$7,201.3	$6,640.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions)

	Twelve Months Ended December 31,
	2007	2006	2005
Ordinary shares
Beginning and end of year	$0.1	$0.1	$0.1
Preference shares
Beginning and end of year	—	—	—
Additional paid-in capital
Beginning of year	1,921.7	1,887.0	1,096.0
New ordinary shares issued	12.8	0.1	596.4
Ordinary shares repurchased	(101.2)	(200.8)	(1.9)
New ordinary share issue costs	—	—	(0.7)
New preference shares issued	—	229.1	194.5
New preference share issue costs	—	(3.7)	(0.7)
Share-based compensation	12.8	10.0	3.4
End of year	1,846.1	1,921.7	1,887.0
Retained earnings
Beginning of year	450.5	144.2	367.5
Net income/(loss) for the year	489.0	378.1	(177.8)
Dividends on ordinary shares	(53.0)	(56.2)	(45.5)
Dividends on preference shares	(27.7)	(15.6)	—
End of year	858.8	450.5	144.2
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments, net of taxes
Beginning of year	59.1	42.8	27.9
Change for the year	21.1	16.3	14.9
End of year	80.2	59.1	42.8
Loss on derivatives, net of taxes
Beginning of year	(1.8)	(2.0)	(2.2)
Reclassification to interest payable	0.2	0.2	0.2
End of year	(1.6)	(1.8)	(2.0)
Unrealized appreciation/(depreciation) on investments, net of taxes:
Beginning of year	(40.3)	(32.3)	(7.8)
Change for the year	74.3	(8.0)	(24.5)
End of year	34.0	(40.3)	(32.3)
Total accumulated other comprehensive income	112.6	17.0	8.5
Total Shareholders’ Equity	$2,817.6	$2,389.3	$2,039.8

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions)

	Twelve Months Ended December 31,
	2007	2006	2005
Net income/(loss)	$489.0	$378.1	$(177.8)
Other comprehensive income/(loss), net of taxes
Change in gains on foreign currency translation	21.1	16.3	14.9
Loss on derivatives reclassified to interest expense	0.2	0.2	0.2
Reclassification adjustment for net realized
losses included in net income	13.9	6.5	4.0
Change in unrealized gains/(losses) on investments	60.4	(14.5)	(28.5)
Other comprehensive income/(loss)	95.6	8.5	(9.4)
Comprehensive income/(loss)	$584.6	$386.6	$(187.2)
See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions)

	Twelve Months Ended December 31,
	2007	2006	2005
Operating Activities:
Net income/(loss)	$489.0	$378.1	$(177.8)
Adjustments:
Depreciation and amortization	18.2	17.1	15.5
Share-based compensation expense	12.8	10.0	3.4
Other investments (gains)/losses	(44.5)	(6.9)	—
Loss on derivative contracts	0.2	0.2	—
Net realized losses	13.1	8.0	4.4
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	80.8	(314.2)	1,842.9
Unearned premiums	(84.9)	(52.9)	174.1
Reinsurance recoverables:
Unpaid losses	169.1	742.1	(1,011.5)
Ceded unearned premiums	(47.2)	41.2	(31.7)
Other receivables	2.4	(3.8)	(7.7)
Deferred policy acquisition costs	7.5	17.9	(47.5)
Reinsurance premiums payable	18.9	(92.6)	100.8
Funds withheld	(25.4)	(45.9)	(33.2)
Premiums receivable	82.1	(78.1)	(21.4)
Deferred taxes	25.6	1.4	5.7
Income tax payable	32.8	27.7	(30.7)
Accrued expenses and other payable	23.9	46.9	37.3
Fair value of derivatives and settlement of liabilities under derivatives	5.8	24.4	(29.1)
Other assets	(6.2)	2.6	—
Net cash generated by operating activities	774.0	723.2	793.5

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions)

	Twelve Months Ended December 31,
	2007	2006	2005
Investing Activities:
Purchases of fixed maturities	$(2,864.6)	$(2,137.0)	$(3,296.6)
Purchases of other investments	(360.0)	(150.0)	—
Proceeds from sales and maturities of fixed maturities	2,402.7	1,387.5	2,364.6
Net (purchases)/sales of short-term investments	407.0	(43.0)	(114.2)
Purchase of intangible assets	—	—	(1.6)
Purchase of equipment	(11.1)	(1.8)	(17.8)
Net cash used in investing activities	(426.0)	(944.3)	(1,065.6)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	12.8	0.1	595.7
Ordinary Shares repurchased	(101.2)	(200.8)	(1.9)
Proceeds from the issuance of Preference Shares of $50 each, net of issuance costs	—	29.1	193.8
Proceeds from the issuance of Preference Shares of $25 each, net of issuance costs	—	196.3	—
Dividends paid on Ordinary Shares	(53.0)	(56.2)	(45.5)
Dividends paid on Preference Shares	(27.7)	(15.6)	—
Net cash (used in)/generated by financing activities	(169.1)	(47.1)	742.1
Effect of exchange rate movements on cash and cash equivalents	(22.5)	14.9	(6.6)
Increase/(decrease) in cash and cash equivalents	156.4	(253.3)	463.4
Cash and cash equivalents at beginning of year	495.0	748.3	284.9
Cash and cash equivalents at end of year	$651.4	$495.0	$748.3
Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	41.0	37.4	56.1
Cash paid during the year for interest	15.0	15.4	11.1

The 2005 and 2006 statements of cash flows have been revised to correctly classify the net realized losses and the loss on derivative in operating activities. Previously, net realized losses of $8.0 million in 2006 and $4.4 million in 2005 were included in investing activities and the loss on derivative of $0.2 million in 2006 and $0.2 million in 2005 were included in financing activities.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

1.	History and organization

Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (‘‘Aspen U.K.’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’) and Aspen Specialty Insurance Company (‘‘Aspen Specialty’’).

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

(a) Use of Estimates

Assumptions and estimates made by the directors have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, the fair value of derivatives and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the assumptions or estimates were made.

(b) Accounting for Insurance and Reinsurance Operations

Premiums Earned.    Premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statement of operations, net of the cost of purchased reinsurance. Premiums not yet recognized as revenue are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Due to the time lag inherent in reporting of premiums by cedants, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts will be recorded in the period in which the actual amounts are determined.

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
For the Twelve Months Ended December 31, 2007, 2006 and 2005
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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

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

(c) Accounting for Investments

Fixed Income Maturities.    The fixed maturity portfolio comprises corporate bonds and U.S., U.K. and other government securities. The entire fixed maturity investment portfolio is classified as available for sale. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third-party pricing service.

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

Short-term investments.    Short-term investments are classified as available for sale and carried at estimated fair value. Short term investments comprise securities due to mature within one year of date of issue and are held as part of the investment portfolio of the Company.

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

Unrealized Gains or Losses on Investments.    For available for sale investments carried at estimated fair value, the difference between amortized cost and fair value, net of deferred taxes, is recorded as part of shareholders’ equity. This difference is referred to as unrealized gains or losses on investments. The change in unrealized gains or losses, net of taxes, during the year is a component of other comprehensive income.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Other than temporary impairment of investments.    The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other than temporary. This assessment considers factors such as the period during which there has been a decline in value, the type of investment, the period over which the investment will be held and the potential for the investment value to recover. If the Company determines that the impairment is other than temporary, the value of the investment is written down and the loss is recorded in the statement of operations.

Investment Income.    Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on available for sale investments and the change in estimated fair value of investments in funds of hedge funds.

(d) Accounting for Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ all derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting treatment varies based on the type of risk being hedged (as described in Note 9).

(e) Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. Acquired insurance licenses are not currently being amortized as the directors believe that these will have an indefinite life.

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

(f) Office Properties and Equipment

Office equipment is carried at depreciated cost. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated over three years with depreciation for software commencing on the date the software is brought into use. Leasehold improvements are depreciated over 15 years. Furniture and fittings are depreciated over four years.

(g) Foreign Currency Translation

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company’s operations are U.S. Dollars for the U.S. and Bermudian companies and U.S. Dollars and British Pounds for Aspen U.K.. Transactions in currencies other than the functional currency of a company are measured in the functional currency of that operation at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in non-functional currencies are remeasured at the exchange rate prevailing at the balance sheet date. Any resulting foreign exchange gains or losses are reflected in the statement of operations.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Assets and liabilities of Aspen U.K. British Pound functional currency operations are then translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Income and expenses of this operation are translated at the exchange rate prevailing at the date of the transaction. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

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

(i) Accounting for Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When the Company does not believe that, on the basis of available information, it is more likely than not that the deferred tax asset will be fully recovered, it recognizes a valuation allowance against its deferred tax assets to reduce assets to the recoverable amount. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(k) Share Based Employee Compensation

The Company operates a share and option-based employee compensation plan, the terms and conditions of which are described in Note 16. The Company has adopted the provisions of SFAS 123R, ‘‘Share-Based Payment’’ for all awards granted to its employees. The cost of the options, based on their fair value at date of grant, is recognized over the period that the options vest and included in total shareholders’ equity.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

(l) New Accounting Policies

New Accounting Pronouncements

Adopted in 2007

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes—an interpretation of FASB statement No.109.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 for the fiscal year beginning on January 1, 2007. Additional information regarding the adoption of FIN 48 is included in Note 11.

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

    Accounting standards not yet adopted

On December 4, 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (‘‘FAS 141(R)’’) and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (‘‘FAS 160’’). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and minority interest’ accounting is eliminated such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently evaluating the impact of the adoption of FAS 141(R) and FAS 160 on the Company’s financial statments when adopted.

In February 2007, the FASB issued SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

No. 159 will not impact our consolidated financial statements as no items will be elected for measurement at fair value upon initial adoption.

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

During December 2007, the FASB issued FASB Staff Position (‘‘FSP’’) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities.

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc (‘‘Wellington’’)

During the year, Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’), an affiliate of Wellington, exercised 3,781,120 options to subscribe for ordinary shares of Aspen Holdings, as noted below and in Note 16. On December 18, 2006, Wellington was acquired by Catlin Group Limited.

During the period January 1, 2003 to December 31, 2007, Aspen U.K. had a number of arrangements with Wellington. These arrangements can be summarized as follows:

Quota Share Arrangements.    For 2003, the Company entered into a 7.5% quota share agreement directly with Syndicate 2020, which is managed by Wellington. The written premiums for 2003 under this contract were $78.4 million. The Company had an option, but no contractual obligation, to assume up to a 20% quota share of Syndicate 2020’s business for subsequent years, while Syndicate 2020 had an option, but no contractual obligation, to assume up to a 20% quota share of Aspen U.K.’s business for subsequent years. These options were not exercised in 2004 or 2005 and have now lapsed. During the period under review quota share arrangements with Wellington syndicates entered into in 2002 also continued to run off.

Provision of Services.    In 2002, the Company entered into a contract for the provision of services by a subsidiary company of Wellington to the Company.

These services included accounting, actuarial, operations, risk management and IT technical support. During 2003 the Company took over responsibility for accounting, actuarial, operations and risk management services. The provision of services under the agreement therefore was reduced to IT technical support for 2004, 2005 and 2006. The provision of these services was covered by a detailed service level agreement and was priced on an actual cost basis. By the end of 2006 all significant services, including IT technical support under the contract had been terminated. The cost of these

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

services in 2007 was $nil (2006: $2.7 million, 2005: $5.2 million), and the amount due to Wellington at December 31, 2007 was $nil (2006: nil, 2005: $2.3 million).

Wellington Options.    As disclosed in Note 16, the Company granted options to subscribe to its shares to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen U.K. through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. These options have been recorded at a value of nil, equal to the transferor’s historical cost basis of the assets transferred to the Company.

The Blackstone Group (‘‘Blackstone’’)

During 2007, we made further investments of approximately $360 million of our assets in funds of hedge funds with an affiliate of Blackstone, one of our principal shareholders at the time. Mr. Melwani, was a non-executive director of the Company until July 25, 2007 and, is a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

4.	Earnings Per Ordinary Share

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
Earnings
Basic
Net income/(loss) as reported	$489.0	$378.1	$(177.8)
Preference dividends paid	(27.7)	(15.6)	—
Net income/(loss) available to ordinary shareholders	461.3	362.5	(177.8)
Diluted
Net income/(loss) available to ordinary shareholders	461.3	362.5	(177.8)
Ordinary shares
Basic
Weighted average ordinary shares	87,807,811	94,802,413	74,020,302
Diluted
Weighted average ordinary shares	87,807,811	94,802,413	74,020,302
Weighted average effect of dilutive securities	2,547,402	1,931,902	—
Total	90,355,213	96,734,315	74,020,302
Earnings/(loss) per ordinary share
Basic	$5.25	$3.82	$(2.40)
Diluted	$5.11	$3.75	$(2.40)

Dilutive securities are comprised of options in issue over the Company’s ordinary shares.

The basic and diluted earnings per share for 2005 are the same, as the inclusion of dilutive securities in a loss making year would be anti-dilutive.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

5.	Segment Reporting

As a result of a shift in the Company’s operating structure and the implementation of a number of strategic initiatives in 2007, the Company changed the composition of its business segments to reflect the change in the manner in which the business is managed. The Company is currently organized into four business segments: Property Reinsurance, Casualty Reinsurance, International Insurance, and U.S. Insurance. These segments form the basis of how the Company monitors the performance of its operations.

Previously, the Property and Casualty Insurance segment was comprised of U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde, as head of U.S. Insurance, and Matthew Yeldham, as head of International Insurance, we have now redesignated U.S. property and casualty insurance business as a separate segment, now called U.S. Insurance. The U.K commercial and property casualty insurance business now forms part of our International Insurance segment which also consists of marine, energy, liability and aviation insurance, professional liability insurance, non-marine and transportation lines of business, global excess casualty as well as specialty reinsurance. We have also re-allocated our international property facultative business to the Property Reinsurance segment, which was previously part of our Property and Casualty insurance segment.

Property reinsurance.    Our Property Reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata, property facultative. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. We also write some structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment that best reflects the economic characteristics of the contract.

Casualty reinsurance.    Our Casualty Reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, non-U.S. treaty, and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. We also write some structured reinsurance contracts out of Aspen Bermuda.

International Insurance.    Our International Insurance segment consists of the following lines of business: U.K. commercial property insurance, U.K. commercial liability insurance, global excess casualty professional liability insurance and specialty insurance and reinsurance written by Aspen U.K. Specialty insurance consists of marine hull, energy and liability, non-marine and transportation and aviation insurance. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary, quota share and facultative basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

U.S. Insurance.    Our U.S. Insurance segment consists of property and casualty insurance written on an excess and surplus lines basis.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Segment Information—The summary below presents revenues and pre-tax income from operations for the reportable segments.

	Twelve Months Ended December 31, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Investing	Total
	($ in millions, except percentages)
Gross written premiums	$601.5	$431.5	$663.0	$122.5	—	$1,818.5
Net written premiums	495.0	425.1	590.1	91.2	—	1,601.4
Gross earned premiums	624.3	483.3	658.9	136.8	—	1,903.3
Net premiums earned	555.6	475.3	597.2	105.5	—	1,733.6
Losses and loss expenses	220.7	332.1	308.9	58.1	—	919.8
Policy acquisition expenses	117.4	69.6	105.7	21.2	—	313.9
Operating and administrative expenses	65.3	47.9	67.2	24.4	—	204.8
Underwriting profit	152.2	25.7	115.4	1.8	—	295.1
Net investment income	—	—	—	—	$299.0	299.0
Realized investment gains (losses)	—	—	—	—	(13.1)	(13.1)
Segment profit	$152.2	$25.7	$115.4	$1.8	$285.9	$581.0
Change in fair value of derivatives						(11.4)
Interest on long term debt						(15.7)
Realized exchange gains						20.6
Other income						(0.5)
Net income before tax						$574.0
Net reserves for loss and loss adjustment expenses	$459.3	$1,262.6	$860.0	$59.4		$2,641.3
Ratios
Loss ratio	39.7%	69.9%	51.7%	55.1%		53.1%
Policy acquisition expense ratio	21.1%	14.6%	17.7%	20.1%		18.1%
Operating and administration expense ratio	11.8%	10.1%	11.3%	23.1%		11.8%
Expense ratio	32.9%	24.7%	29.0%	43.2%		29.9%
Combined ratio	72.6%	94.6%	80.7%	98.3%		83.0%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2006
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Investing	Total
	($ in millions, except percentages)
Gross written premiums	$623.1	$485.5	$683.4	$153.5	—	$1,945.5
Net premiums written	476.5	474.0	607.2	105.9	—	1,663.6
Gross premiums earned	669.7	502.7	675.3	153.2	—	2,000.9
Net premiums earned	495.1	489.9	587.6	103.6	—	1,676.2
Losses and loss expenses	213.6	285.6	313.0	77.7	—	889.9
Policy acquisition expenses	123.9	81.4	97.0	20.5	—	322.8
Operating and administrative expenses	54.5	41.6	54.6	17.2	—	167.9
Underwriting profit	103.1	81.3	123.0	(11.8)	—	295.6
Net investment income	—	—	—	—	$204.4	204.4
Realized investment gains (losses)	—	—	—	—	(8.0)	(8.0)
Segment profit	$103.1	$81.3	$123.0	$(11.8)	196.4	$492.0
Change in fair value of derivatives						(13.1)
Interest on long term debt						(16.9)
Realized exchange gains/(losses)						9.5
Other income						(1.1)
Net income before tax						$470.4
Net reserves for loss and loss adjustment expenses	$553.5	$961.8	$791.1	$45.3		$2,351.7
Ratios
Loss ratio	43.2%	58.3%	53.3%	75.0%		53.1%
Policy acquisition expense ratio	25.0%	16.6%	16.5%	19.8%		19.3%
Operating and administration expense ratio	11.0%	8.5%	9.3%	16.6%		10.0%
Expense ratio	36.0%	25.1%	25.8%	36.4%		29.3%
Combined ratio	79.2%	83.4%	79.1%	111.4%		82.4%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2005
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Investing	Total
	($ in millions, except percentages)
Gross written premiums	$813.2	$526.7	$610.8	$141.8	—	$2,092.5
Net premiums written	523.4	508.9	535.3	84.0	—	1,651.6
Gross premiums earned	763.2	488.1	561.4	119.9	—	1,932.6
Net premiums earned	497.3	470.6	473.7	66.8	—	1,508.4
Losses and loss expenses	700.8	328.3	284.0	45.4	—	1,358.5
Policy acquisition expenses	123.5	70.2	75.6	13.9	—	283.2
Operating and administrative expenses	31.2	42.6	42.4	9.7	—	125.9
Underwriting profit	(358.2)	29.5	71.7	(2.2)	—	(259.2)
Net investment income	—	—	—	—	121.3	121.3
Realized investment gains (losses)	—	—	—	—	(4.4)	(4.4)
Segment profit	$(358.2)	$29.5	$71.7	$(2.2)	$116.9	$(142.3)
Change in fair value of derivatives						19.4
Interest on long term debt						(16.2)
Realized exchange gains/(losses)						(18.2)
Other income						(3.1)
Net income before tax						$(160.4)
Net reserves for loss and loss adjustment expenses	$599.8	$674.8	$564.8	$9.5		$1,848.9
Ratios
Loss ratio	140.9%	69.7%	60.0%	68.0%		90.1%
Policy acquisition expense ratio	24.8%	14.9%	15.9%	20.8%		18.8%
Operating and administration expense ratio	6.3%	9.1%	9.0%	14.5%		8.3%
Expense ratio	31.1%	24.0%	24.9%	35.3%		27.1%
Combined ratio	172.0%	93.7%	84.9%	103.3%		117.2%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Geographical Areas—The following summary presents gross written premiums of the Company’s operations based on the location of the assured.

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	($ in millions)
Australia/Asia	$22.9	$58.9	$92.0
Caribbean	2.9	2.4	20.6
Europe	79.4	59.3	149.0
United Kingdom	198.8	217.5	366.7
United States & Canada (1)	855.0	929.9	1,102.7
Worldwide excluding United States (2)	119.3	120.1	62.5
Worldwide including United States (3)	482.8	531.0	261.5
Others	57.4	26.4	37.5
Total	$1,818.5	$1,945.5	$2,092.5

(1)	‘‘United States and Canada’’ comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.
(2)	‘‘Worldwide excluding the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.
(3)	‘‘Worldwide including the United States’’ comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.	Investments

Fixed maturities.    The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities:

	As at December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed Securities	224.3	1.4	(0.5)	225.2
Mortgage-backed Securities	1,225.0	12.8	(3.7)	1,234.1
Total fixed income	$4,344.1	$57.0	$(15.3)	$4,385.8

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	As at December 31, 2006
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
U.S. Government Securities	$1,035.4	$0.8	$(21.9)	$1,014.3
U.S. Agency Securities	330.7	0.3	(3.7)	327.3
Corporate Securities	1,088.1	2.4	(13.4)	1,077.1
Foreign Government	449.7	0.2	(7.8)	442.1
Municipals	1.6	—	—	1.6
Asset-backed Securities	293.8	0.2	(2.2)	291.8
Mortgage-backed Securities	677.9	4.0	(7.4)	674.5
Total fixed income	$3,877.2	$7.9	$(56.4)	$3,828.7

The following table presents the breakdown of investment maturities by year to stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As at December 31, 2007			As at December 31, 2006
	Amortized Cost	Fair Market Value	Average Ratings by Maturity	Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Maturity and Ratings (excluding cash)
Due in one year or less	$321.5	$321.6	AAA	$270.2	$268.8	AA−
Due after one year through five years	1,479.1	1,493.5	AA+	1,801.7	1,770.8	AAA
Due after five years through ten years	954.5	968.7	AA	759.5	749.1	AA+
Due after ten years	139.7	142.7	AA+	74.1	73.7	AA+
Subtotal	2,894.8	2,926.5		2,905.5	2,862.4
Mortgage and asset-backed Securities	1,449.3	1,459.3	AAA	971.7	966.3	AAA
Total	$4,344.1	$4,385.8		$3,877.2	$3,828.7

Other investments.    Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. Unrealized gains of $44.5 million (2006—$6.9 million, 2005—$Nil) have been recognized through the statement of operations in the twelve months ended December 31, 2007. The Company invested $150.0m in the share capital of two funds in 2006, a further $247.5m in one of these funds and $112.5m in the share capital of a third fund in 2007.  The Company’s involvement with the funds is limited to the making and holding of these investments and it is not committed to making further investments in the funds; accordingly, the carrying value of the investments represents the Company’s maximum exposure to loss as a result of its involvement with the funds at each balance sheet date.

Other investments as at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Cost	Fair Value	Cost	Fair Value
	($ in millions)
Investment funds	$510.0	$561.4	$150.0	$156.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Gross unrealized loss.    The following tables summarize as at December 31, 2007 and December 31, 2006, by type of security the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at December 31, 2007
	0-12 months		Over 12 months		Total
	Fair Value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair Value	Gross Unrealized loss
	($ in millions)
U.S. Government Securities	$26.9	$(0.1)	$11.4	—	$38.3	$(0.1)
U.S. Agency Securities	—	—	5.9	—	5.9	—
Corporate Securities	221.0	(3.0)	393.5	(6.2)	614.5	(9.2)
Foreign Government	13.7	(0.1)	139.8	(1.7)	153.5	(1.8)
Asset-backed Securities	4.6	—	25.4	(0.5)	30.0	(0.5)
Mortgage-backed Securities	106.9	(0.6)	185.3	(3.1)	292.2	(3.7)
Total	$373.1	$(3.8)	$761.3	$(11.5)	$1,134.4	$(15.3)

The following table, previously disclosed in our financial statements which formed part of our annual report on Form 10-K for fiscal year ended December 31, 2006, has been amended. The revised table: correctly classifies unrealized investment losses by the length of time the security has been in an unrealized loss position, moving $11.8 million of losses from over 12 months to 0-12 months; excludes the $484.3 million fair value of investments held by Aspen U.K. which, as at December 31, 2006, were reporting unrealized gains; and excludes $0.8 million of unrealized losses from short term investments. The amendments to the table have no impact on reported net income after tax, accumulated other comprehensive income or net assets as of December 31, 2006 and December 31, 2007.

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

Other-than-temporary impairments.    As at December 31, 2007, the Company held 396 fixed maturities (2006—888 fixed maturities) in an unrealized loss position with a fair value of $1,134.4 million (2006—$3,004.7 million) and gross unrealized losses of $15.3 million (2006—$56.4 million). The Company believes that the gross unrealized losses are the result of interest rate movements and spread widening in certain sectors of the bond market. The unrealized losses are not a result of structural, credit or collateral issues. The Company intends to hold such investments until the carrying value is recovered. The Company has not recorded any other-than-temporary impairments in 2007.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

7.	Investment Transactions

The following table sets out an analysis of investment purchases/sales and maturities:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	($ in millions)
Purchase of fixed maturity investments	$2,864.6	$2,137.0	$3,296.6
Purchase of other investments	360.0	150.0	—
Proceeds from sales and maturities of fixed maturity investments	(2,402.7)	(1,387.5)	(2,364.6)
Net (sales)/purchases of short-term investments	(407.0)	43.0	114.2
Net purchases	$414.9	$942.5	$1,046.2

The following is a summary of investment income:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	($ in millions)
Fixed income maturities	$200.9	$162.3	$96.2
Other investments	44.5	6.9	—
Short-term investments	53.6	35.2	25.1
Net investment income	$299.0	$204.4	$121.3

Included in net investment income are investment management fees of $5.5 million for the twelve months ended December 31, 2007, $4.8 million for the twelve months ended December 31, 2006 and $3.6 million for the twelve months ended December 31, 2005.

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	($ in millions)
Pre-tax realized investment gains and losses
Short-term investments & fixed maturities
Gross realized gains	$5.4	$1.8	$4.5
Gross realized losses	(18.5)	(9.8)	(8.9)
Total pre-tax realized investment gains & (losses)	(13.1)	(8.0)	(4.4)
Change in unrealized gains and losses
Fixed maturities	90.2	(8.9)	(30.5)
Short-term	0.9	0.1	(0.7)
Total change in pre-tax unrealized gains & losses	91.1	(8.8)	(31.2)
Change in taxes	(16.8)	0.8	6.7
Total change in unrealized gains, net of tax	$74.3	$(8.0)	$(24.5)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

8.	Reinsurance

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

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	($ in millions)
Premiums written:
Direct	$681.1	$760.2	$649.6
Assumed	1,137.4	1,185.3	1,443.0
Ceded	(217.1)	(281.9)	(441.0)
Net premiums written	$1,601.4	$1,663.6	$1,651.6
Premiums earned:
Direct	$692.9	$749.6	$569.6
Assumed	1,210.4	1,251.3	1,363.0
Ceded	(169.7)	(324.7)	(424.2)
Net premiums earned	$1,733.6	$1,676.2	$1,508.4
Insurance Losses and Loss Adjustment Expenses:
Direct	$609.9	$476.0	$650.0
Assumed	378.9	510.6	1,779.6
Ceded	(69.0)	(96.7)	(1,071.1)
Net insurance losses and loss adjustment expenses	$919.8	$889.9	$1,358.5

In respect of our insurance lines of business, we have different reinsurance covers in place for each of line of business.

In 2007, we reduced our retrocessional type cover for our reinsurance business. Additionally, the fully collateralized risk transfer swap that we had entered into in 2004 expired. The latest estimate of the insured loss arising from Hurricane Katrina published by Property Claims Service (‘‘PCS’’) on June 8, 2007 was $41.1 billion, which entitled the Company to a recovery from this cover of approximately $26.3 million which has been paid. We have decided not to extend the development period under the cat swap and we will not be making any further recoveries.

We replaced the cover afforded to us by the risk transfer Catastrophe swap discussed in Note 9 by entering into two new reinsurance agreements. We have entered into a reinsurance agreement with Ajax Re that provides us with $100 million of aggregate indemnity protection for certain losses from

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the PCS reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The full $100 million is exhausted when the reported industry insured losses by PCS reach $25.9 billion. The reinsurance attachment and exhaustion points will be recalibrated on April 15, 2008. Also, we purchased $100 million of collateralized reinsurance capacity to provide protection against U.S. catastrophic wind events, with a recovery of up to $40 million for an industry loss of $30 billion, a recovery of up to $30 million for an industry loss of $40 billion and recovery of $30 million for an industry loss of $50 billion. The amount of recovery is based on our losses and PCS reported losses.

9.	Derivative Financial Instruments.

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

The impact of this contract on net income in the twelve months ended December 31, 2007 is a charge of $9.0 million (2006—$Nil), resulting from the change in the fair value and interest charges.

Catastrophe Swap.    On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. During the cat swap’s 3 year term, which ended on August 17, 2007, Aspen Bermuda made quarterly payments on an initial notional amount of $100 million. In return Aspen Bermuda was entitled to receive payments of up to $100 million in total if hurricanes made landfall in Florida and caused damage in excess of $39 billion or earthquakes in California caused insured damage in excess of $23 billion. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on June 8, 2007 was $41.1 billion, which entitled the Company to a recovery of approximately $26.3 million which has been paid to us. We have decided not to extend the development period under the cat swap and we will not be making any further recoveries or payments under the cat swap.

This cat swap fell within the scope of SFAS 133 and was therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

As we provided in full for these future payments when the contract commenced, any actual or projected change in this liability is also reflected as a gain or loss in the consolidated statement of

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

operations. The impact of this contract on net income in the twelve months ended December 31, 2007 is a net charge of $2.4 million (2006—net loss of $8.6 million, 2005—net gain of 19.4).

10.	Reserves For Losses And Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at December 31, 2007	As at December 31, 2006	As at December 31, 2005
	($ in millions)
Provision for losses and LAE at start of year	$2,820.0	$3,041.6	$1,277.9
Less reinsurance recoverable	(468.3)	(1,192.7)	(197.7)
Net loss and LAE at start of year	2,351.7	1,848.9	1,080.2
Loss reserve portfolio transfer	11.0	0.7	26.2
Provision for losses and LAE for claims incurred:
Current year	1,027.2	941.2	1,409.1
Prior years	(107.4)	(51.3)	(50.6)
Total incurred	919.8	889.9	1,358.5
Losses and LAE payments for claims incurred:
Current year	(110.5)	(137.3)	(152.2)
Prior years	(585.1)	(332.4)	(399.7)
Total paid	(695.6)	(469.7)	(551.9)
Foreign exchange (gains)/losses	54.4	81.9	(64.1)
Net losses and LAE reserves at year end	2,641.3	2,351.7	1,848.9
Plus reinsurance recoverables on unpaid losses at end of year	304.7	468.3	1,192.7
Loss and LAE reserves at December 31, 2007, 2006 and 2005.	$2,946.0	$2,820.0	$3,041.6

For the twelve months ended December 31, 2007, there was a reduction of $107.4 million compared to $51.3 million for the twelve months ended December 31, 2006 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The loss reserve portfolio transfer in 2005 represents loss reserves assumed from Wellington Underwriting Agencies Limited’s Syndicate 2020 through a quota share arrangement relating to the proportion of an account which did not already cede to us in previous quota shares. The portfolio transfer in 2006 represents the provisions maintained by Syndicate 2020 for U.K. employers’ liability and public liability business written into the 2002 underwriting year by the liability insurance underwriters who joined the Company prior to the establishment of Aspen U.K. The loss reserve portfolio transfer in 2007 represents loss reserves assumed from a Lloyd’s syndicate through a quota share arrangement relating to the portion of liabilities accounted for by the syndicate prior to 2005.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

11.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 35%. Under the current laws of England and Wales, Aspen U.K. is taxed at the U.K. corporate tax rate of 30% which is due to reduce to 28% with effect from April 1, 2008.

The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at December 31, 2007 was nil. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the twelve months ended December 31, 2007, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2006 tax years.

Total income tax for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 is allocated as follows:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
Income tax on income	$85.0	$92.3	$17.4
Income tax/(recovery) on other comprehensive income	16.8	3.6	(6.7)
Total income tax	$101.8	$95.9	$10.7

Income/(loss) before tax and income tax expense/(benefit) attributable to that income consists of:

	Twelve Months Ended December 31, 2007
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$0.2	$—	$—	$—
Non-U.S.	573.8	76.2	8.8	85.0
Total	$574.0	$76.2	$8.8	$85.0

	Twelve Months Ended December 31, 2006
	Income before tax	Current income taxes	Deferred income taxes	Total income taxes
	($ in millions)
U.S.	$(16.9)	$—	$—	$—
Non-U.S.	487.3	90.3	2.0	92.3
Total	$470.4	$90.3	$2.0	$92.3

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
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

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2005
	($ in millions)
Income Tax Reconciliation
Expected tax provision at weighted average rate	$105.6	$85.5	$9.7
Prior year adjustment	(20.5)	(3.0)	8.2
Valuation provision on U.S. deferred tax assets	(0.1)	6.5	—
Other	—	3.3	(0.5)
Total income tax expense	$85.0	$92.3	$17.4

12.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31, 2007	As at December 31, 2006
	($ in millions)
Deferred tax assets:
Share options	$2.5	$5.5
Operating loss carry forwards	4.3	3.1
Unrealised losses on investments	—	7.3
Insurance reserves	2.9	9.5
Other temporary differences	5.4	0.9
Total gross deferred tax assets	15.1	26.3
Less valuation allowance	(6.6)	(6.5)
Net deferred tax assets	$8.5	$19.8
Deferred tax liabilities:
Insurance equalization provision reserves	$(54.3)	$(49.5)
Intangible assets	(0.6)	(0.6)
Unrealised gains on investments	(7.7)	—
Deferred policy acquisition costs	(3.6)	(3.8)
Other temporary differences	(2.0)	—
Total gross deferred liabilities	(68.2)	(53.9)
Net deferred liability	$(59.7)	$(34.1)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2007, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of $12.7 million which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026.

A valuation allowance of $6.6 million has been established against U.S. deferred tax assets.

13.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2007 is set out below.

	As at December 31, 2007		As at December 31, 2006
	Number	U.S. $000	Number	U.S. $000
Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	85,510,673	130	87,788,375	133
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12
Total issued share capital		149		152
Additional paid in capital ($ in millions)		1,846.1		1,921.7

Additional paid in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2006—$430 million) less issue costs of $10.8 million (2006—$10.8 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Ordinary Shares.    The following table summarizes transactions in our ordinary shares during the three-year period ended December 31, 2007.

Number of Shares
Shares in issue at December 31, 2004	69,315,099
Share transactions in 2005:
Shares issued to the Names’ Trust upon the exercise of investor options	56,982
Shares issued to employees under the share incentive plan	27,841
Shares issued through registered public offerings	25,884,891
Repurchase of shares from the Names’ Trust	(75,805)
Shares in issue at December 31, 2005	95,209,008
Share transactions in 2006:
Shares issued to the Names’ Trust upon the exercise of investor options	3,757
Shares issued to employees under the share incentive plan	57,556
Repurchase of shares from the Names’ Trust	(16,425)
Repurchase of shares from shareholders	(7,465,521)
Shares in issue at December 31, 2006	87,788,375
Share transactions in 2007:
Shares issued to the Names’ Trust upon the exercise of investor options	7,381
Shares issued to Wellington Investment Holdings (Jersey) Limited upon the exercise of investor options	426,083
Shares issued to employees under the share incentive plan	852,677
Repurchase of shares from the Names’ Trust	(44,013)
Repurchase of shares from shareholders (1)	(128,493)
Repurchase of shares from shareholders (2)	(1,760,199)
Repurchase of shares from shareholders (3)	(1,631,138)
Shares in issue at December 31, 2007	$85,510,673

(1)	On December 21, 2006, we entered into a contract with Goldman, Sachs & Co (‘‘Goldman Sachs’’) for the purchase of ordinary shares to the fixed value of $44 million. The contract was terminated on March 16, 2007 and we subsequently received and cancelled a further 128,493 shares on March 22, 2007 with the actual number being determined by the volume weighted average price of our shares over the period between January 17, 2007 and the date of termination, less a discount of 15 cents per share. The accelerated share repurchase resulted in a repurchase of a total of 1,694,244 shares at an average purchase price per share of $25.97.
(2)	Accelerated Share Repurchase. On September 28, 2007, we entered into a Master Confirmation agreement with Goldman Sachs in connection with an accelerated share buyback (‘‘ASB’’) for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,644,415 shares on October 25, 2007. When the contract expires, the Company may receive and subsequently cancel up to a further 143,359 shares, with the actual number being determined by the volume weighted average price of our shares over the period from October 22, 2007 (the end of the hedge period) and the date of termination less a discount. On January 25, 2008, the ASR was completed pursuant to which we canceled an additional 115,784 ordinary shares.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

(3)	Accelerated Share Repurchase. On November 9, 2007, we entered into a contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 9, 2007. When the contract expires, we may receive and subsequently cancel up to a further 298,165 shares, with the actual number being determined by the volume weighted average price of our shares over the period from November 23, 2007 (the end of the hedge period) and the date of termination, less a discount. Apart from a payment of $50 million by the Company on November 9, 2007, the Company will make no further payments or transfer shares under this contract, except under certain circumstances in connection with friendly acquisitions.

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

On November 15, 2006 the Company issued 8,000,000 preference shares with a liquidation preference of $25 for an aggregate amount of $200 million (the ‘‘Perpetual Preference Shares’’). Each share will receive dividends on a non-cumulative basis only when declared by our board of directors initially at an annual rate of 7.401%. Starting on January 1, 2017, the dividend rate will be paid at a floating annual rate, reset quarterly, equal to 3 month LIBOR plus 3.28%. These shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. We raised net proceeds of $196.3 million from this issuance.

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

14.	Statutory Requirements and Dividends Restrictions

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions on the ability of Aspen U.K. and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2007 of approximately $298 million and $163 million respectively. Aspen Specialty could pay a dividend without regulatory approval of approximately $10.1 million.

As of December 31, 2007, there were no restrictions under Bermuda law or the law of any other jurisidiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company as of December 31, 2007 is approximately:

	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	14.8	376.0	236.0
Statutory capital and surplus	103.2	1,339.0	1,055.0

15.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $6.4 million in the twelve months ended December 31, 2007, $5.6 million in the twelve months ended December 31, 2006 and $3.4 million in the twelve months ended December 31, 2005.

16.	Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, employee options and non-employee director options. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares. The employee stock option grants have been measured and recognized according to the fair value recognition provisions of SFAS No. 123 ‘‘Accounting For Stock Based Compensation.’’ Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004) ‘‘Share-Based Payment’’ which required an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

    (a) Investor Options

The investor options were issued on June 21, 2002 in consideration for: the transfer of an underwriting team from Wellington Underwriting plc (‘‘Wellington’’); the right to seek to renew certain business written by Syndicate 2020; an agreement in which Wellington agreed not to compete with Aspen U.K. through March 31, 2004; the use of the Wellington name and logo and the provision of certain outsourced services to the Company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (‘‘Names’ Trustee’’). The options held by Wellington were transferred to one of its affiliates in December 2005, Wellington Investment Holdings (Jersey) Limited (‘‘Wellington Investment’’). The

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issue of 426,083 ordinary shares by the Company.

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006, the Names’ Trustee exercised 34,155 Names’ Options on both a cash and cashless basis pursuant to which 3,757 ordinary shares were issued. At December 31, 2006, the Names’ Trustee held 1,372,922 Names’ Options. During the year ended December 31, 2007, the Names’ Trustee exercised 66,759 Names’ Options on both a cash and cashless basis resulting in the issue of 7,381 ordinary shares. At December 31, 2007, the Names’ Trustee held 1,306,163 Names’ Options.

The following table summarizes information about investor options to purchase ordinary shares outstanding at December 31, 2007 and December 31, 2006:

	At December 31, 2007		At December 31, 2006
	Options		Options		Exercise
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Price	Expiration
Wellington Investment	—	—	3,781,120	3,781,120	$22.52	—
Names’ Trustee (Appleby Services (Bermuda) Limited)	1,306,163	1,306,163	1,372,922	1,372,922	$24.45 (1)	June 21, 2012
Total	1,306,163	1,306,163	5,154,042	5,154,042

(1)	Exercise price at November 15, 2007 being the most recent exercise date. Exercise price at any date is the amount in U.S.$ converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

    (b) Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’).

Options.    The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2007.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Options
				Weighted Average Fair Value at	Remaining contractual
Option Holder	Outstanding	Exercisable	Exercise Price	Grant Date	time
2003 Option grants	2,887,504	2,553,448	$16.20	$5.31	5 yrs 8 mths
2004 Option grants	173,754	173,754	$24.44	$5.74	7 yrs
2006 Option grants February 16	889,051	—	$23.65	$6.99	8 yrs 2 mths
2006 Option grants August 4	142,158	—	$23.19	$4.41	8 yrs 8 mths
2007 Option grants May 1	607,641	—	$27.28	$6.13	6 yrs 4 mths
2007 Option grants October 22	15,198	—	$27.52	$5.76	6 yrs 9 mths
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

The 2006 options vest at the end of a three-year period with vesting subject to the achievement of one-year and three-year performance targets. The options lapse if the criteria are not met. As at December 31, 2007, one third of the options have vested and can be exercised at the end of the three year period.

The 2007 option grants are not subject to performance conditions and will vest at the end of the three-year period from the date of grant. The options will be exercisable for a period of seven years from the date of grant.

The table below shows the number of options exercised and forfeited by each type of option grant as at December 31, 2007:

	Options
Option Holder	Exercised	Forfeited
2003 Option grants	701,455	295,071
2004 Option grants	77,342	249,017
2005 Option grants	—	525,881
2006 Option grants	—	183,439
2007 Option grants	—	—

The intrinsic value of options exercised in the twelve months ended December 31, 2007 was $8.0 million (2006—$0.1 million).

The following table shows the compensation costs charged in the twelve months ended December 31, 2007, 2006 and 2005 by each type of option granted.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Option Holder	December 31, 2007	December 31, 2006	December 31, 2005
2003 Option grants	$1.5	$3.2	$2.5
2004 Option grants	$—	$0.5	$0.5
2005 Option grants	$—	$—	$—
2006 Option grants	$2.1	$2.1	$—
2007 Option grants	$1.1	$—	$—
	$4.7	$5.8	$3.0

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

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	October 22, 2007	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003 (1)
Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	0%
Foreign currency volatility	—	—	—	—	9.40%	9.40%

(1)	The 2003 options had a price volatility of zero. The minimum value method was utilized because the Company was unlisted on the date that the options were issued. Foreign currency volatility of 9.40% was applied as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met.

The total tax benefit recognized by the Company in relation to employee options in the twelve months ended December 31, 2007 was $0.7 million. (2006—$1.1 million; 2005—$0.3 million)

Restricted Share Units.    The following table summarizes information about restricted share units by year of grant as at December 31, 2007.

RSU Holder	As at December 31, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 Grants	95,850	95,850	—	—
2005 Grants	48,913	45,558	1,120	2,235
2006 Grants	184,356	76,528	—	107,828
2007 Grants	120,387	—	—	120,387

Restricted share units vest over a three-year period, with one-third of the grant vesting each year, subject to the participants’ continued employment. Some of the grants vest at year-end, while some

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

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

Compensation cost charged against income was $3.4 million for the twelve months ended December 31, 2007 (2006—$3.2 million; 2005—$1.2 million).

Performance Shares.    The following table summarizes information about performance shares by year of grant as at December 31, 2007.

	As at December 31, 2007
	Performance Share Awards
Performance Share Holder	Amount Granted	Amount Earned	Amount Forfeited	Amount Outstanding
2004 Grants	150,074	25,187	124,887	—
2005 Grants	131,227	—	131,227	—
2006 Grants	317,954	105,985	33,371	178,598
2007 Grants	439,203	—	—	439,203

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

With respect to the performance share awards granted in 2005, of the 131,227 performance shares, one-third of the grant was cancelled as the performance targets for the one-third portion of the grant were not met. The remaining two-thirds of the 2005 grant have also been cancelled as performance targets were not met.

With respect to the performance share awards granted in 2006, one-third of the grant was fully earned as the performance targets for the one-third portion of the grant were fully met but will not vest until the Return on Equity (‘‘ROE’’) for 2008 has been approved by the Board of Directors.

The 2007 performance shares are subject to a four-year vesting period. Twenty-five percent of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the four-year period. If the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 25% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. With respect to the 2007 performance shares, in respect of one-fourth of the grant subject to the 2007 ROE test, 166% is eligible for vesting as the 2007 ROE was 21.6%.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income in respect of performance shares was $5.8 million for the twelve months ended December 31, 2007 (2006—$1.9 million; 2005—$0.7 million).

A summary of performance share activity under the Company’s Share Incentive Plan for the twelve months ended December 31, 2007 is presented below:

	Twelve Months Ended December 31, 2007
	Number of Shares	Weighted Average Grant date FairValue
Outstanding performance share awards, beginning of period	299,454	$22.50
Granted	439,203	$24.50
Forfeited	(120,856)	$23.39
Outstanding performance share awards, end of period	617,801	$24.38

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

Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2007.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors—2006 Option grants (May 25)	17,740	—	$21.96	$4.24	8 yrs 5 months
Non-Employee Directors—2007 Option grants (July 30)	4,024	—	$24.76	$4.97	9 yrs 7 months

The options issued in 2006 and 2007 vest at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

The amounts for the non-employee director options granted were estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant date
	July 30, 2007	May 25, 2006
Per share weighted average fair value	$4.97	$4.24
Risk-free interest rate	4.64%	4.85%
Dividend yield	2.4%	2.7%
Expected life	5 years	5 years
Share price volatility	19.55%	20.05%

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2007

	As at December 31, 2007 Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors—2007	15,915	7,496	3,075	5,344
Chairman	7,380	—	—	7,380

In respect of the restricted share units granted to non-employee directors, subject to the director remaining on the Board of Directors, one-twelfth of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date. Restricted share units entitle the holder to receive one ordinary share unit for each unit that vests. Holders of restricted share units are not entitled to any of the rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

In respect of the restricted share units granted to the Chairman, one-third of the grants vests on the anniversary date of grant over a three year period.

The fair value of the restricted share units is based on the closing price on the date of the grant.

Compensation cost charged against income was $0.3 million for the twelve months ended December 31, 2007 (2006—$Nil).

    (d) Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2007
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	10,114,736	19.84
Granted	626,863	27.28
Exercised	(4,576,072)	21.68
Forfeited or expired	(122,294)	19.91
Outstanding options, end of period	6,043,233	20.58
Exercisable options, end of period	4,033,365	18.70

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2007
Restricted share unit activity	Number of Shares	Weighted Average Grant date FairValue
Outstanding restricted stock, beginning of period	207,168	23.47
Granted	143,682	27.04
Vested	(103,481)	24.71
Forfeited	(4,195)	26.98
Outstanding restricted stock, end of period	243,174	25.11

17.	Intangible Assets

	As at December 31, 2007		As at December 31, 2006
Intangible Assets	($ in millions)
Cost and net book value	Trade Mark	Insurance Licenses	Trade Mark	Insurance Licenses
Beginning of year	$1.6	$6.6	$1.6	$6.6
Cost in year	—	—	—	—
End of year	$1.6	$6.6	$1.6	$6.6

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

Insurance Licenses.    The insurance licenses are considered to have an infinite life and are not being amortized.

18.	Commitments and Contingencies

    (a) Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2007 and 2006.

	As at December 31, 2007	As at December 31, 2006
	($ in millions)
Assets held in multi-beneficiary trusts	$1,422.5	$1,280.1
Assets held in single beneficiary trusts	52.5	51.4
Letters of credit issued under our revolving credit facilities (1)	133.3	231.7
Secured letters of credit (2)	344.9	233.6
Total	$1,953.2	$1,796.8
Total as % of cash and invested assets	33.2%	34.7%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of December 31, 2007, the Company had funds on deposit of $367.2 million and £49.3 million (December 31, 2006—$171.2 million and £50.2 million) as collateral for the secured letters of credit.

Letters of credit.    Our current arrangements with our bankers for the issue of letters of credit require us to provide cash collateral for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2007 and 2006, these funds amounted to approximately 31% of the $5.9 billion and approximately 30% of the $5.2 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

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

U.S. reinsurance trust fund.    For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $810.2 million at December 31, 2007 and $811.3 million at December 31, 2006. At December 31, 2007 the total value of assets held in the trust was $1,180.2 million (2006: $1,101.7 million).

U.S. surplus lines trust fund.    Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2007 was $75.5 million (2006: $70.6 million).

U.S. regulatory deposits.    As at December 31, 2007 Aspen Specialty had a total of $6.9 million (2006—$6.8 million) on deposit with seven U.S. states in order to satisfy state regulations for writing business in those states.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Canadian trust fund.    Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2007 the balance held in trust was Can$159.9 million (2006—Can$117.7 million).

    (b) Operating leases

Amounts outstanding under operating leases as of December 31, 2007 were:

As at December 31, 2007	2008	2009	2010	2011	2012	Later years	Total
Operating Lease Obligations	7.9	7.9	7.9	7.8	7.4	38.8	77.7

As at December 31, 2006	2007	2008	2009	2010	2011	Later years	Total
Operating Lease Obligations	3.2	7.9	7.6	7.7	7.3	46.8	80.5

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

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for underleases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. Service charges of approximately £0.5 million per annum are payable from this date, and are subject to increase. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. There are no contractual provisions in any of the leases allowing us to terminate any of the leases prior to expiration of the 15-year contractual terms. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

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

In the second quarter of 2007, we terminated the lease on our Marlton, New Jersey office, relocating the business to our Rocky Hill, Connecticut office. In August 2007, we entered into a lease with Delaware Limited Partnership for our premises in Atlanta, Georgia. The term expires in August 2015 and the annual rent is $0.3 million for the first year increasing to $0.4 million in the last year.

In the fourth quarter of 2007, we also leased a small office in Pasadena, California. The term is for five years and the annual rent is $0.1 million.

We also lease serviced office space in Paris, France, Zurich, Switzerland and Dublin, Ireland at a total annual cost of approximately £0.4 million. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Total rental expense for 2007 was $8.4 million (2006—$6.4 million).

For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease.

    (c) Variable interest entities

Ajax Re.    As disclosed in Note 8, we have entered into a reinsurance agreement with Ajax Re that provide us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

19.	Concentrations of credit risk

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

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2007 is $304.7 million (2006: $468.3 million).

Of the balance at December 31, 2007 25.8% is with Lloyd’s of London Syndicates which is rated A by A.M. Best and A+ by Standard and Poor’s and 11.9% is with Montpelier Re Holdings Ltd. which is rated A− by A.M. Best and A− by Standard and Poor’s. These are the Company’s largest exposures to individual reinsurers.

Aspen has transferred some of its counterparty credit risk through the purchase of a policy that will protect a portfolio of our reinsurance contracts against the risk of credit default. For more information see Note 9.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2007 there were no investments in any single issuer, other than the U.S. government and U.S. government agencies (Government National Mortgage Association), U.S. government sponsored enterprises and the U.K. government in excess of 2.5% of shareholders’ equity.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Balances owed by brokers

The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfil their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2007 and the proportion of gross written premiums from each of those brokers.

Broker	Gross written premiums in the twelve months ended December 31,
	2007%	2006%	2005%
Aon Corporation	17.1	16.2	18.1
Marsh & McLennan Companies, Inc.	18.4	13.8	17.7
Benfield Group plc	12.7	9.5	11.7
Willis Group Holdings, Ltd.	10.8	14.0	17.4
Others (1)	41.0	46.5	35.1
Total	100.0	100.0	100.0
Gross written premiums ($ million)	$1,818.5	$1,945.5	$2,092.5

(1)	No other individual broker accounted for more than 10% of gross written premiums.

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	For the Twelve Months Ended December 31, 2007
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized gains on investments	$91.1	$(16.8)	$74.3
Loss on derivatives	0.2	—	0.2
Change in currency translation	21.1	—	21.1
Total other comprehensive income/(loss)	$112.4	$(16.8)	$95.6

	For the Twelve Months Ended December 31, 2006
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized losses on investments	$(4.4)	$(3.6)	$(8.0)
Loss on derivatives	0.2	—	0.2
Change in currency translation	16.3	—	16.3
Total other comprehensive income/(loss)	$12.1	$(3.6)	$8.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	For the Twelve Months Ended December 31, 2005
	Pre-tax	Income tax effect	After tax
	($ in millions)
Other Comprehensive Income/(Loss)
Unrealized losses on investments	$(31.2)	$6.7	$(24.5)
Loss on derivatives	0.2	—	0.2
Change in currency translation	14.9	—	14.9
Total other comprehensive income/(loss)	$(16.1)	$6.7	$(9.4)

21.	Credit Facility and Senior Notes

On August 2, 2005, the Company entered into a five-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $400 million or issue letters of credit with an aggregate value of up to $400 million. The facility will be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit or up to $400 million of unsecured letters of credit. On September 1, 2006 the aggregate limit available under the credit facility was increased to $450 million. As of December 31, 2007 and 2006, letters of credit totaling $133.3 million and $231.6 million respectively, were issued under this facility. The facility will expire on August 2, 2010.

Under the agreement, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, the agreement was amended to permit dividend payments on existing and future hybrid capital notwithstanding a default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the agreement contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. Under our credit facilities, we would be in default if Aspen U.K.’s or Aspen Bermuda’s insurer financial strength ratings fall below ‘‘B++’’ by A.M. Best or ‘‘A−’’ by S&P.

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

On August 16, 2004, we closed our offering of $250 million in aggregate principal amount of 6.00% Senior Notes due 2014 (the ‘‘Senior Notes’’) under Rule 144A and Regulation S under the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

Securities Act of 1933, as amended. The net proceeds from the Senior Notes offering were $249.3 million. The remainder of the net proceeds has been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, their respective underwriting capacity.

Subject to certain exceptions, so long as any of the Senior Notes remain outstanding, we have agreed that neither we nor any of our subsidiaries will (i) create a lien on any shares of capital stock of any designated subsidiary (currently Aspen U.K. and Aspen Bermuda, as defined in the Indenture), or (ii) issue, sell, assign, transfer or otherwise dispose of any shares of capital stock of any designated subsidiary. Certain events will constitute an event of default under the Indenture, including default in payment at maturity of any of our other indebtedness in excess of $50 million.

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes within 150 days after the issue date of the Senior Notes. The Senior Notes were registered on January 13, 2005.

The following table summarizes our contractual obligations under long term debts as of December 31, 2007.

	Payments due by period
	($ in millions)
Contractual Basis	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	250.0	—	—	—	250.0

The long term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

22.	Subsequent Event

On February 6, 2008 the Company’s Board authorized a new share repurchase program for up to $300 million of ordinary equity. The authorization covers the period to March 1, 2010.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

23.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2007, 2006 and 2005.

	Twelve Months Ended December 31, 2007
	($ in millions)
	Quarter Ended March 31, 2007	Quarter Ended June 30, 2007	Quarter Ended September 30, 2007	Quarter Ended December 31, 2007	Full Year
Gross written premium	$636.5	$503.5	$373.5	$305.0	$1,818.5
Gross earned premium	474.0	482.1	473.1	474.1	1,903.3
Net earned premium	439.0	451.2	419.7	423.7	1,733.6
Losses and loss adjustment expenses	(225.5)	(272.7)	(219.9)	(201.7)	(919.8)
Policy acquisition, operating and admin expenses	(123.0)	(126.1)	(134.7)	(134.9)	(518.7)
Underwriting Income	$90.5	$52.4	$65.1	$87.1	$295.1
Net investment income	67.5	78.8	72.4	80.3	299.0
Interest expense	(4.2)	(4.4)	(4.2)	(2.9)	(15.7)
Other (expense) income	(7.3)	1.9	(2.7)	(3.8)	(11.9)
Total other operating revenue	$56.0	$76.3	$65.5	$73.6	$271.4
Operating income before tax	$146.5	$128.7	$130.6	$160.7	$566.5
Net exchange gains/(losses)	5.5	8.0	9.2	(2.1)	20.6
Net realized investment losses	(4.8)	(5.6)	(1.9)	(0.8)	(13.1)
Income before tax	$147.2	$131.1	$137.9	$157.8	$574.0
Income taxes	(25.3)	(16.4)	(20.7)	(22.6)	(85.0)
Net income after tax	$121.9	$114.7	$117.2	$135.2	$489.0
Ordinary Shares
Basic
Weighted average ordinary shares	87,819,188	88,204,654	88,712,178	86,503,072	87,807,811
Diluted
Weighted average ordinary shares	87,819,188	88,204,654	88,712,178	86,503,072	87,807,811
Weighted average effect of dilutive securities	2,668,510	2,621,906	2,369,587	2,707,873	2,547,402
Total	90,487,698	90,826,560	91,081,765	89,210,945	90,355,213
Earnings per ordinary shares
Basic	1.31	1.22	1.24	1.48	5.25
Diluted	1.27	1.19	1.21	1.44	5.11

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2006
	($ in millions)
	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006	Full Year
Gross written premium	$678.7	$522.4	$457.5	$286.9	$1,945.5
Gross earned premium	493.5	508.3	513.5	485.6	2,000.9
Net earned premium	402.6	429.0	429.3	415.3	1,676.2
Losses and loss adjustment expenses	(232.4)	(223.8)	(232.0)	(201.7)	(889.9)
Policy acquisition, operating and admin expenses	(131.5)	(126.2)	(115.7)	(117.3)	(490.7)
Underwriting Income	$38.7	$79.0	$81.6	$96.3	$295.6
Net investment income	44.5	49.9	47.3	62.7	204.4
Interest expense	(3.9)	(4.0)	(4.6)	(4.4)	(16.9)
Other (expense)	(1.9)	(0.6)	(7.1)	(4.6)	(14.2)
Total other operating revenue	$38.7	$45.3	$35.6	$53.7	$173.3
Operating income before tax	$77.4	$124.3	$117.2	$150.0	$468.9
Net exchange gains/(losses)	1.3	6.6	2.5	(0.9)	9.5
Net realized investment losses	(1.4)	(3.7)	(1.0)	(1.9)	(8.0)
Income before tax	$77.3	$127.2	$118.7	$147.2	$470.4
Income tax	(15.5)	(25.4)	(23.7)	(27.7)	(92.3)
Net income after tax	$61.8	$101.8	$95.0	$119.5	$378.1
Ordinary Shares
Basic
Weighted average ordinary shares	95,243,750	95,250,409	95,253,714	93,457,487	94,802,413
Diluted
Weighted average ordinary shares	95,243,750	95,250,409	95,253,714	93,457,487	94,802,413
Weighted average effect of dilutive securities	2,269,975	2,082,507	2,067,423	2,044,126	1,931,902
Total	97,513,725	97,332,916	97,321,137	95,501,613	96,734,315
Earnings per ordinary shares
Basic	0.61	1.04	0.96	1.22	3.82
Diluted	0.59	1.01	0.94	1.20	3.75

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — continued
For the Twelve Months Ended December 31, 2007, 2006 and 2005
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31, 2005
	($ in millions)
	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005	Full Year
Gross written premium	$804.1	$549.4	$494.0	$245.0	$2,092.5
Gross earned premium	433.7	458.3	524.6	516.0	1,932.6
Net earned premium	378.7	395.0	379.4	355.3	1,508.4
Losses and loss adjustment expenses	(207.4)	(195.9)	(683.0)	(272.2)	(1,358.5)
Policy acquisition, operating and admin expenses	(99.6)	(106.8)	(102.6)	(100.1)	(409.1)
Underwriting Income/(Loss)	$71.7	$92.3	$(406.2)	$(17.0)	$(259.2)
Net investment income	25.5	27.1	29.4	39.3	121.3
Interest expense	(4.0)	(3.9)	(4.3)	(4.0)	(16.2)
Other expense	(1.1)	(3.3)	(4.8)	25.5	16.3
Total other operating revenue	$20.4	$19.9	$20.3	$60.8	$121.4
Operating income/(loss) before tax	$92.1	$112.2	$(385.9)	$43.8	$(137.8)
Net exchange (losses)/gains	(1.3)	(3.5)	(3.9)	(9.5)	(18.2)
Net realized investment (losses)/gains	(0.9)	0.9	(1.4)	(3.0)	(4.4)
Income/(loss) before tax	$89.9	$109.6	$(391.2)	$31.3	$(160.4)
Income tax/credits	(19.8)	(25.8)	29.2	(1.0)	(17.4)
Net income/(loss) after tax	$70.1	$83.8	$(362.0)	$30.3	$(177.8)
Ordinary Shares
Basic
Weighted average ordinary shares	69,330,495	69,342,486	69,343,435	87,755,442	74,020,302
Diluted
Weighted average ordinary shares	69,330,495	69,342,486	69,343,435	87,755,442	74,020,302
Weighted average effect of dilutive securities	2,378,513	2,834,092	—	2,917,038	—
Total	71,709,008	72,176,578	69,343,435	90,672,480	74,020,302
Earnings per ordinary shares
Basic	1.01	1.21	(5.22)	0.34	(2.40)
Diluted	0.98	1.16	(5.22)	0.33	(2.40)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of February 29, 2008, we reported on the consolidated balance sheets of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

KPMG Audit Plc
London, United Kingdom
February 29, 2008

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2007 and 2006

	As at December 31, 2007	As at December 31, 2006
	($ in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$17.9	$46.0
Investments in subsidiaries	2,476.5	2,027.8
Eurobond issued by subsidiary	550.0	400.0
Intercompany funds due from affiliates	27.4	169.2
Other assets	28.6	36.5
Total Assets	$3,100.4	$2,679.5
LIABILITIES
Accrued expenses and other payables	33.3	40.8
Long-Term Debt	249.5	249.4
Total Liabilities	$282.8	$290.2
SHAREHOLDERS’ EQUITY
Ordinary shares: 85,510,673 ordinary shares of 0.15144558¢ each (2006—87,788,375)	0.1	0.1
Preference Shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2006—4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2006—8,000,000)	—	—
Additional paid in capital	1,846.1	1,921.7
Retained earnings	858.8	450.5
Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	34.0	(40.3)
Loss on derivatives	(1.6)	(1.8)
Gains on foreign currency translation	80.2	59.1
Total accumulated other comprehensive income	112.6	17.0
Total Shareholders’ Equity	2,817.6	2,389.3
Total Liabilities and Shareholders’ Equity	$3,100.4	$2,679.5

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont’d)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2007, 2006 and 2005

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries	$353.1	$347.8	$(189.2)
Net investment income	2.3	4.5	1.5
Dividend income	142.0	35.0	17.0
Interest on Eurobond	28.6	26.0	26.0
Change in fair value of derivatives	(9.0)	—	—
Other income	8.3	—	—
Realized foreign exchange losses	—	—	(0.1)
Total Revenues	525.3	413.3	(144.8)
Expenses:
Operating and Administrative expenses	(20.7)	(19.1)	(16.3)
Interest expense	(15.6)	(16.1)	(16.7)
Income from operations before income tax	489.0	378.1	(177.8)
Income tax	—	—	—
Net Income/(Loss)	489.0	378.1	(177.8)
Other comprehensive income/(loss), net of taxes Change in unrealized losses on investments	74.3	(8.0)	(24.5)
Loss on derivatives reclassified to interest expense	0.2	0.2	0.2
Change in unrealized gains on foreign currency translation	21.1	16.3	14.9
Other comprehensive income/(loss)	95.6	8.5	(9.4)
Comprehensive income/(loss)	$584.6	$386.6	$(187.2)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (cont’d)

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2007, 2006 and 2005

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Twelve months ended December 31, 2005
		($ in millions)
Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$135.9	$30.3	$11.4
Adjustments:
Share based compensation expenses	12.8	10.0	3.4
Loss on derivative reclassified to interest expense	0.1	0.2	0.2
Change in other assets	7.9	(29.8)	—
Change in accrued expenses and other payables	(7.5)	33.1	(0.8)
Change in intercompany activities	141.8	(154.4)	(288.8)
Net cash generated by/(used in) operating activities	291.0	(110.6)	(274.6)
Investing Activities:
Investment in subsidiaries	—	—	(282.1)
Investment in Eurobond issued by subsidiary	(150.0)	—	—
Purchase of intangible asset	—	—	(1.6)
Net cash used for investing activities	(150.0)	—	(283.7)
Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	12.8	0.1	595.7
Ordinary share repurchase	(101.2)	(200.8)	(1.9)
Proceeds from the issuance of Preference Shares, net of issuance costs	—	225.4	193.8
Dividends paid	(80.7)	(71.8)	(45.5)
Net cash (used in)/generated by financing activities	(169.1)	(47.1)	742.1
(Decrease)/increase in cash and cash equivalents	(28.1)	(157.7)	183.8
Cash and cash equivalents—beginning of period	46.0	203.7	19.9
Cash and cash equivalents—end of period	$17.9	$46.0	$203.7

The 2005 and 2006 statements of cash flows have been revised to correctly classify the loss on derivative reclassified to interest expense. Previously $0.2 million in 2006 and $0.2 million in 2005 was included in financing activities.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2007, 2006 and 2005

Premiums Written:

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2007	$681.1	$1,137.4	$(217.1)	$1,601.4
2006	$760.2	$1,185.3	$(281.9)	$1,663.6
2005	$649.6	$1,443.0	$(441.0)	$1,651.5

Supplementary Information:

	Deferred policy acquisition costs	Net reserves for losses and loss adjustment expenses	Net reserves for unearned premiums	Net premiums written	Net investment income	Losses and loss expenses incurred related to current year	Losses and loss expenses incurred related to prior year	Operating and administrative expenses
	($ in millions)
2007	$133.9	$2,641.3	$757.6	$1,601.4	$299.0	$(1,027.2)	$107.4	$(204.8)
2006	$141.4	$2,351.7	$811.5	$1,663.6	$204.4	$(941.2)	$51.3	$(167.9)
2005	$156.2	$1,848.9	$795.3	$1,651.6	$121.3	$(1,409.1)	$50.6	$(125.9)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV—REINSURANCE
For the Twelve Months Ended December 31, 2007, 2006 and 2005

	Gross amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
	($ in millions, except for percentages)
Insurance premium earned
2007	$692.9	$(169.7)	$1,210.4	$1,733.6	69.8%
2006	$749.6	$(324.7)	$1,251.3	$1,676.2	74.7%
2005	$569.6	$(424.2)	$1,363.0	$1,508.4	90.4%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2007, 2006 and 2005

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
2007
Premiums receivable from underwriting activities	$—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2006
Premiums receivable from underwriting activities	$—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2005
Premiums receivable from underwriting activities	$—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2