Form 10-Q
period 2008-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2008-05-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the period ended March 31, 2008, or

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

As of May 1, 2008, there were 85,395,229 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at March 31, 2008	As at December 31, 2007
	(Unaudited)
ASSETS
Investments
Fixed income maturities available for sale, at fair value (amortized cost — $4,386.2 and $4,344.1)	$4,472.2	$4,385.8
Other investments	544.5	561.4
Short-term investments available for sale, at fair value (amortized cost — $309.2 and $279.6)	309.3	280.1
Total investments	5,326.0	5,227.3
Cash and cash equivalents	695.7	651.4
Reinsurance recoverables
Unpaid losses	276.0	304.7
Ceded unearned premiums	121.8	77.0
Receivables
Underwriting premiums	716.2	575.6
Other	50.3	59.8
Funds withheld	100.0	104.5
Deferred policy acquisition costs	151.6	133.9
Derivatives at fair value	15.4	17.3
Office properties and equipment	28.0	27.8
Other assets	17.7	13.8
Intangible assets	8.2	8.2
Total assets	$7,506.9	$7,201.3
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,950.3	$2,946.0
Unearned premiums	930.1	757.6
Total insurance reserves	3,880.4	3,703.6
Payables
Reinsurance premiums	133.1	81.3
Deferred taxation	69.8	59.7
Current taxation	44.5	60.5
Accrued expenses and other payables	189.6	210.1
Liabilities under derivative contracts	17.3	19.0
Total payables	454.3	430.6
Long-term debt	249.5	249.5
Total liabilities	$4,584.2	$4,383.7
Commitments and contingent liabilities (see Note 11)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares: 85,395,154 shares of 0.15144558¢ each (2007 — 85,510,673)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2007 — 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2007 — 8,000,000)	—	—
Additional Paid-in Capital	1,849.5	1,846.1
Retained earnings	920.2	858.8
Accumulated other comprehensive income, net of taxes	152.9	112.6
Total shareholders’ equity	2,922.7	2,817.6
Total liabilities and shareholders’ equity	$7,506.9	$7,201.3

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues
Net earned premiums	$391.6	$439.0
Net investment income	39.1	67.5
Realized investment gains (losses)	1.0	(4.8)
Change in fair value of derivatives	(2.2)	(7.6)
Total Revenues	429.5	494.1
Expenses
Losses and loss adjustment expenses	207.2	225.5
Policy acquisition expenses	76.4	77.7
Operating and administrative expenses	50.8	45.3
Interest on long-term debt	3.9	3.9
Net foreign exchange gains	(4.3)	(5.5)
Total Expenses	334.0	346.9
Income from operations before income tax	95.5	147.2
Income tax expense	(14.3)	(25.3)
Net Income	$81.2	$121.9
Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	85,510,759	87,819,188
Diluted	87,956,836	90,487,698
Basic earnings per ordinary share adjusted for preference share dividend	$0.87	$1.31
Diluted earnings per ordinary share adjusted for preference share dividend	$0.85	$1.27

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2008	2007
Ordinary shares
Beginning and end of period	$0.1	$0.1
Preference shares
Beginning and end of period	—	—
Additional paid-in capital
Beginning of period	1,846.1	1,921.7
Share-based compensation	3.4	1.8
End of period	1,849.5	1,923.5
Retained earnings
Beginning of period	858.8	450.5
Net income for the period	81.2	121.9
Dividends on ordinary and preference shares	(19.8)	(20.1)
End of period	920.2	552.3
Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	80.2	59.1
Change for the period, net of income tax of $Nil and $Nil	5.4	5.2
End of period	85.6	64.3
Loss on derivatives
Beginning and end of period	(1.6)	(1.8)
Unrealized appreciation/(depreciation) on investments:
Beginning of period	34.0	(40.3)
Change for the period, net of income tax of $9.0 and $2.3	34.9	11.2
End of period	68.9	(29.1)
Total accumulated other comprehensive income	152.9	33.4
Total Shareholders’ Equity	$2,922.7	$2,509.3

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended March 31,
	2008	2007
Net income	$81.2	$121.9
Other comprehensive income, net of taxes:
Reclassification adjustment for net realized (gain) loss on investments included in net income	(0.8)	2.4
Change in net unrealized gains and losses on investments	35.7	8.8
Change in foreign currency translation adjustment	5.4	5.2
Other comprehensive income	40.3	16.4
Comprehensive income	$121.5	$138.3

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$81.2	$121.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2.9	10.0
Share-based compensation expense	3.4	1.8
Net realized (gains) losses	(1.0)	4.8
Other investments (gains) losses	16.9	(9.9)
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(6.6)	(39.7)
Unearned premiums	172.6	163.5
Reinsurance recoverables:
Unpaid losses	28.7	37.4
Ceded unearned premiums	(44.8)	(46.3)
Accrued investment income and other receivables	9.5	22.7
Deferred policy acquisition costs	(17.7)	(20.4)
Reinsurance premiums payables	57.9	42.6
Premiums receivable	(113.9)	(134.7)
Funds withheld	4.5	7.8
Deferred taxes	10.2	4.1
Income tax payable	(16.1)	33.8
Accrued expenses and other payables	(20.5)	(66.2)
Fair value of derivatives and settlement of liabilities under derivatives	0.2	3.7
Other assets	(3.9)	(3.3)
Net cash provided by operating activities	$163.5	$133.6

The 2007 statement of cash flows has been revised to classify the change in funds withheld in accordance with the current period presentation in the consolidated balance sheets. Previously, the $7.8 million decrease in funds withheld at March 31, 2007 was included in the change in premiums receivable.

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
($ in millions)

	Three Months Ended March 31,
	2008	2007
Cash flows used in investing activities:
Purchases of fixed maturities	$(509.6)	$(905.6)
Purchases of other investments	—	(150.0)
Proceeds from sales and maturities of fixed maturities	473.8	715.6
Net sales of short-term investments	(35.0)	86.0
Purchase of equipment	(2.7)	(1.6)
Net cash used in investing activities	(73.5)	(255.6)
Cash flows used in financing activities:
Dividends paid on Ordinary Shares	(12.9)	(13.2)
Dividends paid on Preference Shares	(6.9)	(6.9)
Net cash used in financing activities	(19.8)	(20.1)
Effect of exchange rate movements on cash and cash equivalents	(25.9)	(6.5)
Increase/(decrease) in cash and cash equivalents	44.3	(148.6)
Cash and cash equivalents at beginning of period	651.4	495.0
Cash and cash equivalents at end of period	$695.7	$346.4
Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	28.9	18.2
Cash paid during the period for interest	7.5	7.9

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

Aspen Insurance Holdings Limited (‘‘Aspen Holdings’’) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (‘‘Aspen U.K.’’), Aspen Insurance Limited (‘‘Aspen Bermuda’’) and Aspen Specialty Insurance Company (‘‘Aspen Specialty’’) (collectively, the ‘‘Insurance Subsidiaries’’).

2.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (‘‘GAAP’’) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the ‘‘Company.’’ All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 contained in Aspen’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, the fair value of derivatives and the value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.

New Accounting Pronouncements

Adopted in 2008

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities ’’ which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 has not impacted our consolidated financial statements as no items have been elected for measurement at fair value upon initial adoption.

In September 2007, the FASB issued SFAS 157, ‘‘Fair Value Measurements.’’ This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years although early adoption is permitted. The Company has adopted SFAS 157 for the fiscal year beginning on January 1, 2008. Additional information can be found in Note 6.

Accounting standards not yet adopted

On March 8, 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB statement 133 (‘‘FAS 161’’). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. It is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, with early adoption encouraged.

The Company is currently evaluating the impact of the adoption of FAS 161 on the Company’s financial statements.

On December 4, 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (‘‘FAS 141(R)’’) and Statement No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (‘‘FAS 160’’). FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, non-controlling interests classified as a component of consolidated shareholders’ equity and minority interests are eliminated such that earnings attributable to non-controlling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently evaluating the impact of the adoption of FAS 141(R) and FAS 160 on the Company’s financial statements.

3.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007
	($ in millions, except share and per share amounts)
Earnings
Basic
Net income as reported	$81.2	$121.9
Preference dividends	(6.9)	(6.9)
Net income available to ordinary shareholders	74.3	115.0
Diluted
Net income available to ordinary shareholders	74.3	115.0
Ordinary shares
Basic
Weighted average ordinary shares	85,510,759	87,819,188
Diluted
Weighted average ordinary shares	85,510,759	87,819,188
Weighted average effect of dilutive securities	2,446,077	2,668,510
Total	87,956,836	90,487,698
Earnings per ordinary share
Basic	$0.87	$1.31
Diluted	$0.85	$1.27

On April 30, 2008, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record date:
Ordinary shares	$0.15	May 27, 2008	May 12, 2008
5.625% preference shares	$0.703125	July 1, 2008	June 15, 2008
7.401% preference shares	$0.462563	July 1, 2008	June 15, 2008

4.	Segment Reporting

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

Previously, the Property and Casualty Insurance segment was comprised of U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde, as head of U.S. Insurance, and Matthew Yeldham, as head of International Insurance, we have now redesignated U.S. property and casualty insurance business as a separate segment, now called U.S. Insurance. The U.K. commercial property and casualty insurance business now forms part of our International Insurance segment which also consists of marine, energy, liability and aviation insurance, professional liability insurance, non-marine and transportation lines of business, global excess casualty, political risk and financial institutions insurance as well as specialty reinsurance. We have also re-allocated our international property facultative business to the Property Reinsurance segment, which was previously part of our Property and Casualty insurance segment.

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

Casualty Reinsurance.    Our Casualty Reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, non-U.S. treaty, and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our excess of loss positions comes most commonly from layered reinsurance structures with underlying ceding company retentions. We also write some structured reinsurance contracts out of Aspen Bermuda.

International Insurance.    Our International Insurance segment consists of the following lines of business: U.K. commercial property, U.K. commercial liability, excess casualty, professional liability, marine hull, energy and liability, non-marine and transportation, aviation insurance, financial institutions and political risk insurance and specialty reinsurance written by Aspen U.K. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary, quota share and facultative basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Investing	Total
	($ in millions, except percentages)
Gross written premiums	$184.2	$182.1	$199.3	$30.6	$—	$596.2
Net written premiums	175.4	180.0	142.0	22.2	—	519.6
Gross earned premiums	140.3	95.7	165.3	26.0	—	427.3
Net earned premiums	127.0	94.7	150.2	19.7	—	391.6
Losses and loss expenses	38.0	61.5	97.7	10.0	—	207.2
Policy acquisition expenses	25.9	17.7	28.0	4.8	—	76.4
Operating and administrative expenses	16.6	10.7	17.9	5.6	—	50.8
Underwriting profit/(loss)	46.5	4.8	6.6	(0.7)	—	57.2
Net investment income	—	—	—	—	39.1	39.1
Realized investment gains	—	—	—	—	1.0	1.0
Segment profit/(loss)	$46.5	$4.8	$6.6	$(0.7)	$40.1	$97.3
Change in fair value of derivatives						(2.2)
Interest on long term debt						(3.9)
Realized exchange gains						4.3
Net income before tax						$95.5
Net reserves for loss and loss adjustment expenses	$424.7	$1,302.5	$883.9	$63.2		$2,674.3
Ratios
Loss ratio	29.9%	64.9%	65.0%	50.8%		52.9%
Policy acquisition expense ratio	20.4%	18.7%	18.6%	24.3%		19.5%
Operating and administration expense ratio	13.1%	11.3%	11.9%	28.6%		13.0%
Expense ratio	33.5%	30.0%	30.5%	52.9%		32.5%
Combined ratio	63.4%	94.9%	95.5%	103.7%		85.4%

	Three months ended March 31, 2007
	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Investing	Total
	($ in millions, except percentages)
Gross written premiums	$192.1	$223.3	$185.3	$35.8	$—	$636.5
Net written premiums	177.1	216.6	139.9	21.5	—	555.1
Gross earned premiums	161.3	111.0	162.8	38.9	—	474.0
Net premiums earned	153.4	106.4	146.8	32.4	—	439.0
Losses and loss expenses	64.1	60.8	81.3	19.3	—	225.5
Policy acquisition expenses	27.4	19.3	25.4	5.6	—	77.7
Operating and administrative expenses	14.5	9.9	14.7	6.2	—	45.3
Underwriting profit	47.4	16.4	25.4	1.3	—	90.5
Net investment income	—	—	—	—	67.5	67.5
Realized investment (losses)	—	—	—	—	(4.8)	(4.8)
Segment profit	$47.4	$16.4	$25.4	$1.3	$62.7	$153.2
Change in fair value of derivatives						(7.6)
Interest on long term debt						(3.9)
Realized exchange gains						5.5
Net income before tax						$147.2
Net reserves for loss and loss adjustment expenses	$523.9	$1,017.5	$726.4	$84.6		$2,352.4
Ratios
Loss ratio	41.8%	57.2%	55.4%	59.6%		51.4%
Policy acquisition expense ratio	17.9%	18.1%	17.3%	17.3%		17.7%
Operating and administration expense ratio	9.4%	9.3%	10.0%	19.1%		10.3%
Expense ratio	27.3%	27.4%	27.3%	36.4%		28.0%
Combined ratio	69.1%	84.6%	82.7%	96.0%		79.4%

5.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains tax being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States income tax at a rate of 35%. Under the current laws of England and Wales, Aspen U.K. is taxed at the U.K. corporate tax rate of 30%.

In the interim financial statements income tax expense is measured using the estimated effective annual rate for the year ended December 31, 2008.

Total income tax for the three months ended March 31, 2008 and 2007 is allocated as follows:

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Income tax on income	$14.3	$25.3
Income tax on other comprehensive income	9.0	2.3
Total income tax	$23.3	$27.6

The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at March 31, 2008 was $Nil. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the three months ended March 31, 2008, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2005, 2006 and 2007 tax years.

6.	Investments

Fixed Maturities.    The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at March 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
U.S. Government Securities	$691.7	$33.1	$(0.1)	$724.7
U.S. Agency Securities	357.7	16.9	—	374.6
Corporate Securities	1,511.3	26.6	(13.4)	1,524.5
Foreign Government	406.9	8.4	(0.4)	414.9
Asset-backed Securities	210.2	3.2	(0.2)	213.2
Mortgage-backed Securities	1,208.4	17.7	(5.8)	1,220.3
Total fixed income	$4,386.2	$105.9	$(19.9)	$4,472.2

	As at December 31, 2007
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	($ in millions)
U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed Securities	224.3	1.4	(0.5)	225.2
Mortgage-backed Securities	1,225.0	12.8	(3.7)	1,234.1
Total fixed income	$4,344.1	$57.0	$(15.3)	$4,385.8

Other investments.    Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. Unrealized losses of $16.9 million (2007 — gains of $9.9 million) have been recognized through the statement of operations in the three months ended March 31, 2008. The Company’s involvement with the funds is limited to the making and holding of these investments and it is not committed to making further investments in the funds; accordingly, the carrying value of the investments represents the Company’s maximum exposure to loss as a result of its involvement with the funds at each balance sheet date.

The value of our investments in funds of hedge funds are based upon monthly net asset values reported by the underlying funds to our fund of hedge fund managers.  The financial statements of our funds of hedge funds are subject to annual audits evaluating the net asset positions of the underlying investments. We periodically review the performance of our funds of hedge funds and evaluate the reasonableness of the valuations.

As we account for these investments using the equity method of accounting, they have not been classified in the fair value hierarchy under FAS 157.

Other investments as at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
	($ in millions)
Investment funds	$510.0	$544.5	$510.0	$561.4

Gross unrealized loss.    The following tables summarize as at March 31, 2008 and December 31, 2007, by type of security the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at March 31, 2008
	0-12 months		Over 12 months		Total
	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss
	($ in millions)
U.S. Government Securities	$26.9	$(0.1)	$—	$—	$26.9	$(0.1)
U.S. Agency Securities	3.8	—	—	—	3.8	—
Corporate Securities	256.6	(7.7)	193.3	(5.7)	449.9	(13.4)
Foreign Government	27.3	—	49.8	(0.4)	77.1	(0.4)
Asset-backed Securities	4.8	—	7.4	(0.2)	12.2	(0.2)
Mortgage-backed Securities	216.2	(3.0)	119.9	(2.8)	336.1	(5.8)
Total	$535.6	$(10.8)	$370.4	$(9.1)	$906.0	$(19.9)

	As at December 31, 2007
	0-12 months		Over 12 months		Total
	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss	Fair value	Gross Unrealized loss
	($ in millions)
U.S. Government Securities	$26.9	$(0.1)	$11.4	$—	$38.3	$(0.1)
U.S. Agency Securities	—	—	5.9	—	5.9	—
Corporate Securities	221.0	(3.0)	393.5	(6.2)	614.5	(9.2)
Foreign Government	13.7	(0.1)	139.8	(1.7)	153.5	(1.8)
Asset-backed Securities	4.6	—	25.4	(0.5)	30.0	(0.5)
Mortgage-backed Securities	106.9	(0.6)	185.3	(3.1)	292.2	(3.7)
Total	$373.1	$(3.8)	$761.3	$(11.5)	$1,134.4	$(15.3)

Other-than-temporary impairments.    As at March 31, 2008, the Company held 426 fixed income securities in an unrealized loss position with a fair value of $906.0 million and gross unrealized losses of $19.9 million. The Company believes that the gross unrealized losses are the result of widening credit spreads, in addition to interest rate movements and intends to hold such investments until the carrying value is recovered. The unrealized losses are not a result of structural, credit or collateral issues. The Company did not record any other-than-temporary impairments in 2007.

Classification within the fair value hierarchy under FAS 157.    During the first quarter of 2008, the Company adopted FAS 157.

All of the fixed income securities are traded on the over the counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government,

U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasuries, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the securities in our portfolio are not sensitive to significant unobservable inputs or modeling techniques.

The Company considers prices for actively traded treasury securities to be derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs as defined in FAS 157). The Company considers prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in FAS 157). The Company considers securities and other financial instruments subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs (Level 3 inputs as defined in FAS 157). There have been no changes in the Company’s use of valuation techniques since its adoption of FAS 157. The Company’s assets subject to FAS 157 are allocated between Levels 1, 2 and 3 as follows:

	March 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)
Fixed income maturities available for sale, at fair value	$1,139.6	$3,332.6	$—
Short-term investments available for sale, at fair value	46.5	262.8	—
Derivatives at fair value	—	—	15.4
Total	$1,186.1	$3,595.4	$15.4

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2008.

Three Months Ended March 31,
2008
($ in millions)
Beginning Balance	$17.3
Total unrealized gains or (losses):
Included in earnings	(1.9)
Ending Balance	$15.4

The Company’s liability subject to FAS 157 is allocated between Levels 1, 2 and 3 as follows:

	March 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)
Liabilities under derivatives contracts	—	—	$17.3
Total	$—	$—	$17.3

The following table presents a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2008.

Three Months Ended March 31,
2008
($ in millions)
Beginning Balance	$19.0
Total realized losses
Included in earnings	0.3
Settlements	(2.0)
Ending Balance	$17.3

Net investment income for the quarter has been impacted by a negative accounting adjustment of $7.8 million relating to interest on cash advances on client monies held at December 31, 2007.

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

Ajax Re.    On April 25, 2007, we entered into a reinsurance agreement that provides us with coverage incepting on August 18, 2007. Under the reinsurance agreement, Ajax Re Limited (‘‘Ajax Re’’) will provide us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the PCS reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The $100 million of aggregate indemnity protection is exhausted when the reported industry insured losses by PCS reach $25.9 billion.

Credit insurance contract.    On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considers that under ‘‘Accounting for Derivative Instruments and Hedging Activities,’’ as amended (‘‘SFAS 133’’) this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point in time be due and payable to the Company.

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

The impact of this contract on net income in the three months ended March 31, 2008 is a change in the fair value of $2.2 million (2007 — $2.3 million) and includes an interest expense charge of $0.3 million (2007 — $0.4 million).

Catastrophe Swap.     On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (‘‘cat swap’’) with a non-insurance counterparty. The cat swap is for a 3-year term during which Aspen Bermuda has and will make quarterly payments on an initial notional amount ($100 million). In return Aspen Bermuda will receive payments of up to $100 million in total if there are hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion. The Company has recovered $26.3 million under this agreement. We decided not to extend the development period under the cat swap and we will not be making any further recoveries or payments under this agreement.

This cat swap falls within the scope of SFAS 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’, as amended (‘‘SFAS 133’’) and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the three months ended March 31, 2008. The impact of this contract on group net income in the three months ended March 31, 2007 was a net charge of $5.4 million.

8.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (‘‘LAE’’) reserves:

	As at March 31, 2008	As at December 31, 2007
	($ in millions)
Provision for losses and LAE at start of year	$2,946.0	$2,820.0
Less reinsurance recoverable	(304.7)	(468.3)
Net loss and LAE at start of year	2,641.3	2,351.7
Loss reserve portfolio transfer	(4.4)	11.0
Provision for losses and LAE for claims incurred:
Current year	246.7	1,027.2
Prior years	(39.5)	(107.4)
Total incurred	207.2	919.8
Losses and LAE payments for claims incurred:
Current year	(2.0)	(110.5)
Prior years	(176.4)	(585.1)
Total paid	(178.4)	(695.6)
Foreign exchange (gains)/losses	8.6	54.4
Net losses and LAE reserves at period end	2,674.3	2,641.3
Plus reinsurance recoverable on unpaid losses at period end	276.0	304.7
Loss and LAE reserves at March 31, 2008 and December 31, 2007	$2,950.3	$2,946.0

For the three months ended March 31, 2008, there was a reduction of $39.5 million compared to $26.3 million for the three months ended March 31, 2007 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The loss reserve portfolio transfers in 2008 and 2007 both represent loss reserves assumed from a Lloyd’s syndicate through a quota share arrangement relating to the portion of liabilities accounted for by the syndicate prior to 2006.

9.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at March 31, 2008 and December 31, 2007.

	As at March 31, 2008		As at December 31, 2007
	Number	$ in thousands	Number	$ in thousands
Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	85,395,154	129	85,510,673	130
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12
Total issued share capital		148		149
Additional paid in capital ($ in millions)		$1,849.5		$1,846.1

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2007 — $430 million) less issue costs of $10.8 million (2007 — $10.8 million).

Ordinary Shares.    The following table summarizes transactions in our ordinary shares during the three month period ended March 31, 2008.

Number of Shares
Shares in issue at December 31, 2007	85,510,673
Share transactions in the three months ended March 31, 2008:
Shares issued to the Names’ Trust upon the exercise of investor options	2,100
Shares issued to employees under the share incentive plan	21,936
Repurchase of shares from shareholders (1)	(139,555)
Shares in issue at March 31, 2008	85,395,154
(1)	139,555 shares were acquired and cancelled on March 20, 2008 in accordance with the accelerated share repurchase program described below.

Accelerated Share Repurchase.    On November 9, 2007, we entered into a contract with Goldman Sachs & Co. (‘‘Goldman Sachs’’) for the purchase of ordinary shares to the fixed value of $50 million (the ‘‘ASR’’). Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. On March 20, 2008, the ASR was completed pursuant to which we canceled an additional 139,555 ordinary shares.

10.	Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, employee options and non-employee director options. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares. Until January 1, 2006 the employee stock option grants were measured and recognized according to the fair value recognition provisions of SFAS No. 123 ‘‘Accounting For Stock Based Compensation.’’ Effective January 1, 2006, the Company adopted the provisions of SFAS 123

(revised 2004) ‘‘Share Based Payments’’ which requires all entities to apply a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

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

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. At December 31, 2007, the Names’ Trustee held 1,306,163 Names’ Options. During the three months ended March 31, 2008, the Names’ Trustee exercised 12,059 Names’ Options on a cashless basis resulting in the issue of 2,100 ordinary shares.

The following table summarizes information about investor options to purchase ordinary shares outstanding at March 31, 2008 and December 31, 2007:

	At March 31, 2008		At December 31, 2007		Exercise Price		Expiration
	Options		Options
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable
Wellington Investment	—	—	—	—	—		—
Names’ Trustee (Appleby Trust (Bermuda) Limited)	1,294,104	1,294,104	1,306,163	1,306,163	$23.50	(1)	June 21, 2012
Total	1,294,104	1,294,104	1,306,163	1,306,163
(1)	Exercise price at March 17, 2008 being the most recent exercise date. Exercise price at any date is the amount in U.S.$ converted at an average exchange rate over a five-day period prior to the exercise date from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b) Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended (the ‘‘Share Incentive Plan’’).

Options.    The following table summarizes information about employee options outstanding to purchase ordinary shares at March 31, 2008.

	Options			Weighted Average Fair Value at Grant Date	Remaining contractual time
Option Holder	Outstanding	Exercisable	Exercise Price
2003 Option grants	2,823,062	2,480,525	$16.20	$5.31	5 yrs 5 mths
2004 Option grants	158,254	158,254	$24.44	$5.74	6 yrs 9 mths
2006 Option grants February 16	729,190	—	$23.65	$6.99	7 yrs 11 mths
2006 Option grants August 4	142,158	—	$23.19	$4.41	8 yrs 5 mths
2007 Option grants May 4	588,639	—	$27.28	$6.13	6 yrs 1 mth
2007 Option grants October 22	15,198	—	$27.52	$5.76	6 yrs 6 mths

With respect to the 2003 options, 65% of the options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting and if performance targets are not met they cliff vest on December 31, 2009. When options are exercised, new shares are issued as the Company does not hold treasury shares.

The 2004 options vest over a three-year period with vesting subject to the achievement of Company performance targets. The options lapse if the criteria are not met. As at December 31, 2004 not all performance targets were met and 242,626 options were cancelled.

The 525,881 employee options granted in 2005 were cancelled because the applicable performance targets were not met.

The 2006 options vest at the end of a three-year period with vesting subject to the achievement of one-year and three-year performance targets. The options lapse if the criteria are not met. As at December 31, 2007, the performance targets for one-third of the options were met.

The 2007 option grants are not subject to performance conditions and will vest at the end of the three-year period from the date of grant. The options will be exercisable for a period of seven years from the date of grant.

The table below shows the number of options exercised and forfeited by each type of option grant as at March 31, 2008:

	Options
Option Holder	Exercised	Forfeited
2003 Option grants	701,455	359,513
2004 Option grants	77,342	264,517
2005 Option grants	—	525,881
2006 Option grants	—	343,300
2007 Option grants	—	19,002

The intrinsic value of options exercised in the three months ended March 31, 2008 was $Nil (2007 — $Nil).

The following table shows the compensation costs charged in the three months ended March 31, 2008 and 2007 by each type of option granted.

Option Holder	March 31, 2008	March 31, 2007
2003 Option grants	$0.2	$0.4
2004 Option grants	$—	$—
2005 Option grants	$—	$—
2006 Option grants	$0.5	$0.5
2007 Option grants	$0.2	$—

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

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	October 22, 2007	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003 (1)
Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	0%
Foreign currency volatility	—	—	—	—	9.40%	9.40%
(1)	The 2003 options had a price volatility of zero, as the minimum value method was utilized. This was due to the fact that the Company was unlisted on the date that the options were issued and foreign currency volatility of 9.40% as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met.

Restricted Share Units.    The following table summarizes information about restricted share units by year of grant as at March 31, 2008.

	As at March 31, 2008
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 Grants	95,850	95,850	—	—
2005 Grants	48,913	47,793	1,120	—
2006 Grants	184,356	103,852	—	80,504
2007 Grants	120,387	3,180	—	117,207
2008 Grants	23,895	—	—	23,895

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

Compensation cost charged against income was $0.6 million for the three months ended March 31, 2008 (2007 — $0.7 million).

Performance Shares.    The following table summarizes information about performance shares by year of grant as at March 31, 2008.

	As at March 31, 2008 Performance Share Awards
Performance Share Holder	Amount Granted	Amount Earned	Amount Forfeited	Amount Outstanding
2004 Grants	150,074	25,187	124,887	—
2005 Grants	131,227	—	131,227	—
2006 Grants	317,954	105,985	89,970	121,999
2007 Grants	439,203	103,366	14,258	321,579

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

One-third of the 2004, 2005 and 2006 performance shares vest based on the achievement of one-year performance targets in the year of grant, and two-thirds vest based on the achievement of an average performance target over a three-year period.

Of the 150,074 performance share awards granted in 2004, as at December 31, 2004, all targets had not been met with respect to the one-third portion of the grant and therefore 24,267 share grants were cancelled. The remaining two-thirds of the 2004 grant have also been cancelled as performance targets were not met.

With respect to the performance share awards granted in 2005, of the 131,227 performance shares, all targets had not been met and therefore all shares were cancelled.

With respect to the performance share awards granted in 2006, one-third of the grant was fully earned as the performance targets for the one-third portion of the grant were fully met but will not be issuable until the Return on Equity (‘‘ROE’’) for 2008 has been approved by the Board of Directors.

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

On April 29, 2008, the Compensation Committee approved the grant of 591,749 performance shares with a grant date of May 2, 2008. The performance shares will be subject to a three-year vesting period with a separate annual ROE target for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 15% in such year) and the average ROE over such year and the preceding year is less than 10%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 10%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

Compensation cost charged against income in respect of performance shares was $2.2 million for the three months ended March 31, 2008 (2007 — $0.5 million).

A summary of performance share activity under the Company’s Share Incentive Plan for the three months ended March 31, 2008 is presented below:

	Three Months Ended March 31, 2008
Performance Share Activity	Number of Shares	Weighted Average Grant date Fair Value
Outstanding performance share awards, beginning of period	617,801	$24.38
Earned	(103,366)	$24.50
Forfeited	(70,857)	$22.38
Outstanding performance share awards, end of period	443,578	$23.77

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

Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at March 31, 2008.

	Options
Option Holder	Outstanding	Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-Employee Directors — 2006 Option grants (May 25)	17,740	—	$21.96	$4.24	8 yrs 2 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	—	$24.76	$4.97	9 yrs 4 months

The options issued in 2006 and 2007 vest at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant.

The amounts for the 2006 and 2007 non-employee director options granted were estimated on the date of the grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant date
	July 30, 2007	May 25, 2006
Per share weighted average fair value	$4.97	$4.24
Risk-free interest rate	4.64%	4.85%
Dividend yield	2.4%	2.7%
Expected life	5 years	5 years
Share price volatility	19.55%	20.05%

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at March 31, 2008:

	As at March 31, 2008 Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors — 2007	15,915	10,702	3,075	2,138
Chairman	7,380	—	—	7,380

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

In respect of the restricted share units granted to the Chairman, one-third of the grants vests on the anniversary date of grant over a three-year period.

The fair value of the restricted share units is based on the closing price on the date of the grant.

Compensation cost charged against income was $0.1 million for the three months ended March 31, 2008 (2007 — $Nil).

(d)    Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Three Months Ended March 31, 2008
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	6,043,233	20.58
Exercised	(12,059)	23.32
Forfeited or expired	(258,805)	20.11
Outstanding options, end of period	5,772,369	20.32
Exercisable options, end of period	3,932,883	18.71

	Three Months Ended March 31, 2008
Restricted share unit activity	Number of Shares	Weighted Average Grant date Fair Value
Unvested restricted stock, beginning of period	243,174	25.11
Granted	23,895	28.76
Vested and issued	(35,945)	25.89
Unvested restricted stock, end of period	231,124	24.43

11.	Commitments and Contingencies

(a)    Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2008 and December 31, 2007.

	As at March 31, 2008	As at December 31, 2007
	($ in millions, except percentages)
Assets held in multi-beneficiary trusts	$1,469.6	$1,422.5
Assets held in single beneficiary trusts	47.5	52.5
Letters of credit issued under our revolving credit facilities (1)	107.8	133.3
Secured letters of credit (2)	403.0	344.9
Total	$2,027.9	$1,953.2
Total as % of cash and invested assets	33.7%	33.2%
(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of March 31, 2008, the Company had funds on deposit of $444.9 million and £49.5 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.

(b)    Operating leases

Amounts outstanding under operating leases as of March 31, 2008 were:

	2008	2009	2010	2011	2012	Later years	Total
	($ in millions)
Operating Lease Obligations	6.2	7.6	7.8	7.8	7.4	40.5	77.3

(c) Variable interest entities

As disclosed in Note 7, we have entered into a reinsurance agreement with Ajax Re that provides the Company with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

The Company has determined that Ajax Re has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). In accordance with FIN 46R, Ajax Re is not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company but rather by the bond holders of Ajax Re.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2008 and 2007. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in ‘‘Outlook and Trends’’ below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned ‘‘Cautionary Statement Regarding Forward-Looking Statements’’ in this report and the ‘‘Risk Factors’’ in Item 1A, of our 2007 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen U.K. and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen U.K. and Aspen Specialty and we provide marine, liability, hull, energy, non-marine transport, aviation, professional liability, political risk, excess casualty, and financial institutions insurance and specialty reinsurance worldwide principally through Aspen U.K. See also ‘‘Recent Developments’’ below for a discussion of our Lloyd’s syndicate.

The	most significant features of our results were:

•	Tangible book value per ordinary share at March 31, 2008 was $29.22, an increase of 23.7% compared to $23.62 at March 31, 2007 (1);

•	The combined ratio for the first quarter of 2008 was 85.4% compared to 79.4% for the same quarter in 2007;

•	Net earned premium for the quarter decreased by 10.8% to $391.6 million compared to the same period in 2007;

•	Net income after tax of $81.2 million for the quarter ended March 31, 2008 reduced by 33.4% compared to $121.9 million for the comparative quarter in 2007;

•	Net investment income in the first quarter of 2008 decreased by 42.1% to $39.1 million compared to the first quarter of 2007; and

•	Diluted earnings per ordinary share after payment of preference share dividends of $0.85 for the quarter ended March 31, 2008 reduced by 33.1% over the comparative quarter in 2007.

(1)	Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at March 31, 2008 and March 31, 2007 were:

	As at March 31, 2008	As at March 31, 2007
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,922.7	$2,509.3
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(419.2)
	$2,495.3	$2,081.9
Ordinary shares	85,395,154	88,133,866
Diluted ordinary shares	87,606,822	90,797,595

The following overview of our results for the three months ended March 31, 2008 and 2007 and of our financial condition at March 31, 2008 is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.    Total gross written premiums decreased by 6.3% in the first quarter of 2008 compared to 2007. The table below shows our gross written premiums for each segment for the three months ended March 31, 2008 and 2007, and the percentage change in gross written premiums for each segment.

Business Segment	For the three months ended March 31, 2008		For the three months ended March 31, 2007
	($ in millions)	% increase /(decrease)	($ in millions)
Property reinsurance	$184.2	(4.1)%	$192.1
Casualty reinsurance	182.1	(18.4)	223.3
International insurance	199.3	7.5	185.4
U.S. insurance	30.6	(14.3)	35.7
Total	$596.2	(6.3)%	$636.5

We wrote less business in the first quarter than in the corresponding period of 2007 as a result of a number of factors including: a less favorable pricing environment in some lines of business, in particular U.S. casualty treaty reinsurance, property treaty pro rata and U.S. excess and surplus lines insurance; and changes in renewal dates for certain U.S. casualty and energy risks. These reductions were partially offset by a $24.0 million contribution from our new insurance lines of business principally, professional liability, non-marine transportation and political risk insurance.

Reinsurance.    Total reinsurance ceded in the three months ended March 31, 2008 of $76.6 million was $4.8 million less than in the corresponding period in 2007. The overall decrease is due to reductions in spend from the property reinsurance, casualty reinsurance and U.S. insurance lines offset by increases for international insurance associated with the new lines of business in this segment. The reduction in ceded premium for property reinsurance is due to the purchase in 2007 of property cover for two wind seasons at favorable prices; the reduction for casualty reinsurance is due to the non-renewal of certain U.S. casualty protections; and U.S. insurance ceded costs have reduced due to lower gross written premium volumes.

Loss ratio.    We monitor the ratio of losses and loss adjustment expenses to net earned premium (the ‘‘loss ratio’’) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended March 31, 2008 and 2007 were as follows:

Business Segment	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Property reinsurance	29.9%	41.8%
Casualty reinsurance	64.9%	57.2%
International insurance	65.0%	55.4%
U.S. insurance	50.8%	59.6%
Total Loss Ratio	52.9%	51.4%

The combination of limited catastrophic event related losses during the quarter ended March 31, 2008 and reserve releases compared to reserve strengthening in the comparative period has produced a lower loss ratio in property reinsurance for the quarter. Casualty reinsurance has experienced worsening loss ratios due to rate pressures and a $7.7 million reduction in prior year reserve releases compared to the first quarter of 2007. The international insurance segment has been impacted by a $6.4 million satellite loss in the quarter and a $5.8 million reduction in prior period reserve releases. Within the U.S. insurance segment, U.S. property insurance has benefited from improved loss experience and both the U.S. property and casualty insurance lines have benefited from prior year releases.

Reserve releases.    The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three months ended March 31, 2008 and 2007, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Reserve releases ($ in millions)	$39.5	$26.3
% of net premiums earned	10.1%	6.0%

The increase in reserve releases compared to the first quarter of 2007 is due to a combination of a $13.6 million reserve release for property reinsurance compared to a $7.8 million reserve strengthening in 2007, accompanied by a $4.7 million release in 2008 for U.S. insurance compared to a $0.6 million strengthening in 2007. International insurance has experienced a $5.8 million reduction in reserve releases in the period due primarily to strengthening of reserves associated with prior year losses. Casualty reinsurance reserve releases have reduced from $22.0 million in the first quarter of 2007 to $14.3 million in the first quarter of 2008 due primarily to a reduction in releases from the U.S. casualty business line.

Further information relating to the movement of prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

Expense ratio.    We monitor the ratio of expenses to net earned premium (the ‘‘expense ratio’’) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2008 and 2007:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Policy acquisition expenses	19.5%	17.7%
Operating and administrative expenses	13.0%	10.3%
Expense ratio	32.5%	28.0%

The overall increase in the policy acquisition ratio is driven by the recognition of $7.5 million in profit commissions and no claims bonuses (March 31, 2007 — $3.0 million). The most significant variances were in the U.S. casualty reinsurance business line and our U.S. insurance segment due to favorable loss experience in the first quarter of 2008.

Between the two periods we have experienced a $5.5 million increase in our operating and administrative expenses. The increase is attributed mainly to our investment in new underwriting teams of $2.8 million with the balance related to annual salary award increases and strengthening of our IT and risk management.

Net investment income.    In the first quarter of 2008, we generated net investment income of $39.1 million (2007 — $67.5 million). The reduction in income was due primarily to the losses from our investment in funds of hedge funds, partially offset by increased yields on our fixed interest portfolio. Net investment income for the quarter also included a one-off negative accounting adjustment of $7.8 million relating to interest on cash advances on client monies held at December 31, 2007.

Change in fair value of derivatives.    In the three months ended March 31, 2008 we recorded a reduction of $2.2 million (2007 — $2.3 million) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.3 million (2007 — $0.4 million). We also recorded a reduction of $5.4 million in the estimated fair value of our catastrophe swap in the three months ended March 31, 2007. The contract expired in August 2007 and has no impact on net income for the three months ended March 31, 2008. Further information on these contracts can be found in Note 7 to the financial statements.

Other revenues and expenses.    Other revenues and expenses in the three months ended March 31, 2008 included $4.3 million of foreign currency exchange gains (2007 — $5.5 million gain) and $1.0 million of realized investment gains (2007 — $4.8 million loss). The foreign currency exchange gains in the period is primarily due to the increase in value of our Euro denominated assets when converted into U.S. Dollars as the U.S. Dollar has weakened against the Euro in the period. The investment losses in 2007 were the result of transactions to re-position components of our fixed interest portfolio and to increase investment income. Interest expense was $3.9 million in the three months ended March 31, 2008 (2007 — $3.9 million).

Taxes.    The estimated effective rate of tax for the period is 15.0% (2007 — 17.2%). This is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero and where the U.K. corporate tax rate is 28%.

Dividends.    The dividend has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended March 31, 2008 were $6.9 million (2007 — $6.9 million).

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased by $105.1 million to $2,922.7 million for the three months ended March 31, 2008. The most significant movements were:

•	net retained income after tax for the period of $61.4 million;

•	increase in unrealized gains on investments of $34.9 million (net of tax).

•	increase in unrealized gains in foreign currency translation accounted for as Other Comprehensive Income of $5.4 million; and

As at March 31, 2008 total ordinary shareholders’ equity was $2,503.5 million compared to $2,398.4 million at December 31, 2007. The remainder of our total shareholders’ equity, as at March 31, 2008, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million net of share issuance costs (December 31, 2007 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.5 million were the only material debt that we had outstanding as of March 31, 2008 and December 31, 2007.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2008, this ratio was 7.9% (December 31, 2007 — 8.1%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 21.1% as of March 31, 2008 (December 31, 2007 — 21.8%).

Capital Management.    On March 20, 2008, 139,555 shares were acquired and cancelled in completion of the accelerated share purchase contract we entered into on November 9, 2007, with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled a total of 1,770,693 ordinary shares. The share repurchase of $50 million was funded from available cash on hand.

The share repurchase transaction completed the $300 million share repurchase program authorized by the Company’s Board of Directors as announced on November 8, 2006.

On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of our ordinary shares. The authorization covers the period to March 1, 2010.

Liquidity.    Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at March 31, 2008, Aspen Holdings held $9.1 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At March 31, 2008, our subsidiaries held $686.6 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2008 and for the foreseeable future.

As of March 31, 2008, we had in issue $419.0 million and £46.3 million in letters of credit to cedants, for which $444.9 million and £49.5 million were held as collateral for the secured letters of credit. Our reinsurance receivables decreased by 9.4% from $304.7 million at December 31, 2007 to $276.0 million at March 31, 2008, mainly as a result of further amounts received from our reinsurers in respect of 2005 hurricane claims.

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

Property Reinsurance.    In this segment, rates are down overall, particularly in the risk excess lines of business. Rates in the catastrophe and pro rata lines of business are also down approximately 5%. In risk excess, terms and conditions are weakening more quickly than in other areas of our book making risk selection even more crucial. Prices for the larger industrial type risks are often inadequate, particularly given weak original terms and conditions. Despite the large number of single risk losses in the quarter there are no signs that they are leading to any improvement in terms and conditions. U.S. catastrophe pricing continues to fall but remains attractive, particularly in coastal regions. Non-peak zone regions are attracting significant capacity and prices are low. Pricing on Japanese excess of loss renewals was down 5% to 10%, while we achieved some modest improvement on loss affected pro-rata treaties during the April 1 renewal period.

Casualty Reinsurance.    In this segment, overall rates were down marginally on renewal business for this segment. We are seeing much higher reductions in certain segments of the market place and have therefore opted to non-renew business where this is the case. International treaty business held up well and we recorded a slight increase on the book we renewed. Loss-impacted programs are attracting rate increases with competition remaining disciplined despite new entrants diluting signings for some established players. Our U.S. casualty reinsurance book experienced an average rate reduction of about 5% in the quarter.

International Insurance.    In our international insurance segment, we saw rates decrease modestly overall versus last year. The largest rate decreases were in energy physical damage insurance and U.K. liability insurance where rates were down 15% and 11% on average, which was worse than we had expected. We wrote less business in these lines as a result. We recorded modest increases in both marine hull and marine liability. We expect that marine hull rates will remain relatively firm for the remainder of the year given loss activity in 2007 with continuing downward pricing pressure in marine liability. There is limited renewal activity in aviation in the second quarter but prices have remained weak. However, there were three large aviation hull losses in the quarter and we expect to see some signs of pressure abating as a result. We did not have any participation in these losses. Financial institutions and political risk insurance lines are seeing stable to modestly upward rate trends but excess casualty and professional lines are experiencing continued rate pressure.

U.S. Insurance.    In our U.S. insurance segment, rates have declined substantially with bigger declines on property reflecting two benign Atlantic wind seasons. Despite recent price softening, the margins for property remain mostly attractive. However, the trend is down and any further significant rate deterioration will have a negative impact on profitability. Competition remains acute with incumbent carriers willing to give up ground on rate and coverage terms. Casualty pricing continues to be impacted by increased competition and new entrants. We also recorded significant deterioration on our casualty book, though it was less pronounced on average than the rate deterioration recorded for our property account.

Recent Developments

On March 28, 2008, we announced that we had received approval from Lloyd’s to establish a new Lloyd’s Syndicate, called Syndicate 4711, which commenced underwriting for business incepting from May 1, 2008.

Syndicate 4711 is managed by a newly created Lloyd’s managing agency, Aspen Management Agency Limited, which is authorized by the Financial Services Authority in the U.K. Syndicate 4711 is supported by a corporate member, which is a wholly owned subsidiary of Aspen Holdings. The active underwriter of Syndicate 4711 is Matthew Yeldham, head of international insurance at Aspen Holdings. Mr. Yeldham retains his existing responsibilities in addition to assuming his new role with Syndicate 4711.

Syndicate 4711’s business plan for 2008 is to renew certain participations on selected classes of business currently written by Aspen U.K. These classes include energy, hull, marine liability, transportation-related liability, aviation and certain specialty reinsurance lines.

In 2008, Aspen Holdings plans to write approximately $100 million of its forecast gross written premiums in Syndicate 4711. This is not expected to have a material impact on our consolidated gross written premium in 2008.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance and the fair value of derivatives and the value of other investments. For a detailed discussion of our critical accounting policies please refer to our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2008 and 2007 starting with a discussion of segmental results and then summarizing our consolidated results under ‘‘Total Income Statement — First quarter’’ below.

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

Previously, the Property and Casualty Insurance segment was comprised of U.S. property and casualty insurance business written on an excess and surplus lines basis, U.K. commercial property and liability insurance and international property facultative business. With the appointment of Nathan Warde, as head of U.S. Insurance, and Matthew Yeldham, as head of International Insurance, we have now redesignated U.S. property and casualty insurance business as a separate segment, now called U.S. Insurance. The U.K. commercial property and casualty insurance business now forms part of our International Insurance segment which also consists of marine, energy, liability and aviation insurance, professional liability insurance, non-marine and transportation lines of business, global excess casualty, political risk and financial institutions insurance as well as specialty reinsurance. We have also re-allocated our international property facultative business to the Property Reinsurance segment, which was previously part of our Property and Casualty insurance segment.

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

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended March 31, 2008 and 2007.

The contributions of each segment to gross written premiums in the three months ended March 31, 2008 and 2007 were as follows:

	Gross written premiums
Business Segment	For the three months ended March 31, 2008	For the three months ended March 31, 2007
	% of total gross written premiums
Property reinsurance	30.9%	30.2%
Casualty reinsurance	30.6%	35.1%
International insurance	33.4%	29.1%
U.S. insurance	5.1%	5.6%
Total	100.0%	100.0%

	Gross written premiums
Business Segment	For the three months ended March 31, 2008	For the three months ended March 31, 2007
	($ in millions)
Property reinsurance	$184.2	$192.1
Casualty reinsurance	182.1	223.3
International insurance	199.3	185.4
U.S. insurance	30.6	35.7
Total	$596.2	$636.5

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

In the first quarter of 2006, we opened a branch office of Aspen U.K. in Paris which writes property facultative business in continental Europe. We have recently established a branch of Aspen U.K. in Zurich which focuses on property and casualty reinsurance in continental Europe.

Gross written premiums.    Gross written premiums in our property reinsurance segment decreased by 4.1% compared to the three months ended March 31, 2007. This reduction reflects softening markets, increased competition, the non-renewal of a number of accounts that no longer meet our internal profitability requirements, and some prior year estimated premium reductions for the treaty pro rata business line.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2008		For the three months ended March 31, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$111.6	(5.9)%	$118.6
Treaty risk excess	29.9	30.0	23.0
Treaty pro rata	32.7	(22.1)	42.0
Property facultative	10.0	17.6	8.5
Total	$184.2	(4.1)%	$192.1

Losses and loss adjustment expenses.    The net loss ratio for the three months ended March 31, 2008 was 29.9% compared to 41.8% in 2007. The loss ratio in 2007 was affected by $22.5 million of losses associated with Windstorm Kyrill and a $7.8 million prior year reserve strengthening. The 2008 quarter has experienced a number of smaller losses, but has benefited from a $13.6 million prior year reserve release. The reduction in loss ratio for the quarter is mainly due to the movement in prior year reserves.

Further information relating to the movement of prior year reserves is found below under ‘‘Reserves for Losses and Loss Adjustment Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $42.5 million for the three months ended March 31, 2008 equivalent to 33.5% of net premiums earned (2007 — 27.3%). Policy acquisition expenses have decreased from $27.4 million in 2007 to $25.9 million for the first quarter in 2008, mainly as a result of the reduction in written premium for the period. The increase in the operating and administrative expenses to $16.6 million from $14.5 million for the comparative period in 2007 is attributable to increases in personnel costs associated with the establishment of our Zurich branch, and increased I.T. infrastructure costs associated with enhancements to our systems.

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

Gross written premiums.    The 18.4% decrease in gross written premiums for the segment was due mainly to a reduction in business written by our U.S. casualty team in London where market conditions are challenging and due to the changes in the timing of renewals for certain key contracts. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2008		For the three months ended March 31, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty	$89.6	(31.8)%	$131.3
Non-U.S. treaty	89.5	1.3	88.4
Casualty facultative	3.0	(16.7)	3.6
Total	$182.1	(18.4)%	$223.3

Losses and loss adjustment expenses.    Losses and loss adjustment expenses increased by $0.7 million in the quarter compared to the equivalent period in 2007, despite a reduction in written premium. The increase was primarily due to a smaller reserve release of $14.3 million in the quarter, whereas the comparative period benefited from a reserve release of $22.0 million. Prior year reserve releases are further discussed below under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    Total expenses were $28.4 million for the three months ended March 31, 2008 equivalent to 30.0% of net premiums earned (2007 — 27.4%). Policy acquisition expenses of $17.7 million have not reduced in line with gross earned premiums due to the recognition in the first quarter of 2008 of $3.5 million of additional profit commissions following the commutation of certain U.S. treaties. Operating and administrative expenses have increased to $10.7 million from $9.9 million for the three months ended March 31, 2007 mainly due to the increase in personnel costs, and increased I.T. infrastructure costs associated with enhancements to our systems.

International Insurance

Our international insurance segment mainly comprises marine hull, liability, energy, non-marine transport, aviation, professional liability, excess casualty, financial institutions, political risk, U.K. commercial property and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

Gross written premiums.    Overall premiums have increased $13.9 million compared to 2007, mainly due to the $24.0 million of premium contributed by new lines of business. Written premium for existing lines decreased by $10.1 million mainly attributed to specialty reinsurance which experienced reducing rates and a prior year premium adjustment.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2008		For the three months ended March 31, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
Marine and specialty liability insurance	$54.8	0.6%	$54.5
Energy property insurance	23.4	(17.0)	28.2
Marine hull	18.6	13.4	16.4
Aviation insurance	11.2	3.7	10.8
U.K. commercial property	9.4	25.3	7.5
U.K. commercial liability	20.1	(8.6)	22.0
Non-marine and transportation liability	7.0	Nm *	—
Professional liability	7.6	Nm *	—
Excess Casualty	2.0	Nm *	—
Financial Institutions	2.9	Nm *	—
Political Risk	4.5	Nm *	—
Specialty reinsurance	37.8	(17.8)	46.0
Total	$199.3	7.5%	$185.4
*	Not meaningful—These lines of business were not operational at March 31, 2007.

Losses and loss adjustment expenses.    Losses and loss adjustment expenses represented 65.0% of net premiums earned for the three months ended March 31, 2008 compared to 55.4% in 2007. The current period has been adversely affected by a $6.4 million satellite loss and deterioration on a 2007 underwriting year marine hull loss. The comparative period also suffered a satellite loss of $7.4 million but the loss ratio benefited from a larger reserve release of $12.7 million compared to $6.9 million in 2008. Prior year reserve releases are further discussed under ‘‘Reserves for Losses and Loss Expenses.’’

Policy acquisition, operating and administrative expenses.    The acquisition expense ratio for this segment increased by 1.2 percentage points due in part to additional profit commission accruals totaling $2.4 million and as a result of the change in business mix following the addition of new business lines. The increase in operating and administrative expenses to $17.9 million in the first quarter of 2008 from $14.7 million for the comparative period in 2007 is attributed to increases in personnel costs associated with the new business lines and additional I.T. costs associated with setting up infrastructure for the new teams.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.    Gross written premiums decreased by 14.3% compared to the first quarter of 2007 due primarily to strong competition and business being declined due to rate adequacy.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
Lines of Business	For the three months ended March 31, 2008		For the three months ended March 31, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. property	$10.5	(15.3)%	$12.4
U.S. casualty	20.1	(13.7)	23.3
Total	$30.6	(14.3)%	$35.7

Losses and loss adjustment expenses.    Losses for the period have decreased by $9.3 million when compared to the prior period primarily due to better loss experience for the commercial property account and a $5.3 million increase in the prior year reserve release in 2008 compared to 2007.

Policy acquisition, operating and administrative expenses.    Policy acquisition expenses have decreased to $4.8 million from $5.6 million for the equivalent period in 2007 due to the lower premium volumes. The acquisition ratio had increased due to the recognition of $1.0 million of profit commission in the period (2007: $Nil) which has added 5.1% to the expense ratio. Operating and administrative expenses have reduced from $6.2 million in 2007 to $5.6 million in 2008 due primarily to the comparative period incurring reorganization costs.

Total Income Statement — First quarter

Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    We wrote less business in the first quarter than in the corresponding period of 2007 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as U.S. casualty reinsurance, property reinsurance, property treaty pro rata reinsurance and specialty reinsurance. This was partially offset by increases in premiums from our new lines of business.

Reinsurance ceded.    Our reinsurance spend of $76.6 million is broadly consistent with the first quarter of 2007, although the underlying protections have changed as a result of opportunities taken during 2007 to purchase property covers at favorable prices for two wind seasons and reinsurance purchases in the quarter for our new lines of business.

Gross premiums earned.    Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the first quarter of 2008 decreased by 9.9% compared to the first quarter of 2007 primarily as a result of the reduction in business written in the property reinsurance, casualty reinsurance and U.S. insurance segments.

Net premiums earned.    Net premiums earned have decreased by 10.8% in 2008 compared to 2007. Although gross earned premiums have decreased by 9.9% for the same period, net earned premiums have decreased by an additional 0.9 percentage points as a result of earnings from multi-year property reinsurance purchased in the second quarter of 2007 and reinsurance costs from our U.S. insurance segment.

Losses and loss adjustment expenses.    In the first quarter of 2008 we suffered $29.1 million of losses associated with a number of mid-sized events compared to $34.6 million of catastrophe losses in the comparative period in 2007. Although in absolute terms reserve releases have increased by $13.3 million and large losses are lower when compared to 2007, the net loss ratio in 2007 is two percentage points higher in 2008 compared to 2007 due to a reduction in net earned premiums. Further information relating to movements in prior year reserves can be found below under ‘‘Reserves for Loss and Loss Adjustment Expenses.’’

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and excludes premium adjustments.

For the three months ended March 31, 2008	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	29.9%	10.7%	40.6%
Casualty reinsurance	64.9%	15.1%	80.0%
International insurance	65.0%	4.6%	69.6%
U.S. insurance	50.8%	24.4%	75.2%
Total	52.9%	10.1%	63.0%

For the three months ended March 31, 2007	Total Loss Ratio	Prior Year Adjustment	Accident Year Loss Ratio Excluding Prior Year Adjustments
Property reinsurance	41.8%	(5.1)%	36.7%
Casualty reinsurance	57.2%	22.0%	79.2%
International insurance	55.4%	8.7%	64.1%
U.S. insurance	59.6%	(1.9)%	57.7%
Total	51.4%	6.0%	57.4%

Expenses.    We monitor the ratio of expenses to gross earned premium (the ‘‘gross expense ratio’’) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended March 31, 2008 and 2007. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Policy acquisition expenses	17.9%	16.4%
Operating and administrative expenses	11.9%	9.6%
Gross expense ratio	29.8%	26.0%
Effect of reinsurance	2.7%	2.0%
Total net expense ratio	32.5%	28.0%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended March 31, 2008 and 2007 are shown in the following table:

	For the three months ended March 31, 2008					For the three months ended March 31, 2007
Ratios based on Gross Earned Premium	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total	Property Reinsurance	Casualty Reinsurance	International Insurance	U.S. Insurance	Total
Policy acquisition expense ratio	18.5	18.5	16.9	18.5	17.9	17.0	17.4	15.6	14.4	16.4
Operating and administrative expense ratio	11.8	11.2	10.9	21.7	11.9	9.0	8.9	9.0	15.9	9.6
Gross expense ratio	30.3	29.7	27.8	40.2	29.8	26.0	26.3	24.6	30.3	26.0
Effect of reinsurance	3.2	0.3	2.7	12.8	2.7	1.3	1.1	2.7	6.1	2.0
Total net expense ratio	33.5	30.0	30.5	53.0	32.5	27.3	27.4	27.3	36.4	28.0

The policy acquisition ratio, gross of the effect of reinsurance, has increased to 17.9% for the three months ended March 31, 2008 from 16.4% for the comparative period in 2007. The increase is driven mainly by the increase in profit commissions for the casualty reinsurance, international insurance and U.S. insurance segments. The increase in the acquisition ratio for property reinsurance is mainly due to changes in the mix of business written within the segment.

Between the two periods we have experienced a $5.5 million increase in our operating and administrative expenses due to a rise in personnel and accommodation costs resulting from the introduction of new teams and an increase in I.T. infrastructure costs associated with the enhancements of our systems.

Net investment income.    Net investment income consists of interest on fixed income securities and the equity in net income of other investments. In the first quarter of 2008, we generated net investment income of $39.1 million (2007 — $67.5 million). The $28.4 million decrease in investment income was primarily due to losses from our investment in funds of hedge funds of $16.9 million compared to gains of $9.9 million in the first quarter of 2007. During the quarter the book yield on our fixed income portfolio decreased by 15 basis points from 5.05% to 4.90% and the portfolio duration decreased marginally from 3.40 years to 3.35 years. Net investment income for the quarter also included a one-off negative accounting adjustment of $7.8 million relating to 2007.

Change in fair value of derivatives.    In the three months ended March 31, 2008, we recorded a reduction of $2.2 million (2007 — $2.3 million) in the estimated fair value of our credit insurance contract including $0.3 million (2007 — $0.4 million) of interest expense. We also recorded a reduction of $5.4 million in the estimated fair value of our catastrophe swap in the three months ended March 31, 2007. The contract expired in August 2007 and has no impact on net income for the three months ended March 31, 2008. Further information on these contracts can be found in Note 7 to the financial statements.

Income before tax.    In the first quarter of 2008, income before tax was $95.5 million and comprised $57.2 million of underwriting profit, $39.1 million in net investment income, $5.3 million of net foreign exchange and investment gains/(losses), $3.9 million of interest expense and $2.2 million of other expenses. In the first quarter of 2007, income before tax was $147.2 million and comprised $90.5 million of underwriting profit, $67.5 million in net investment income, $0.7 million of net exchange and investment gains/(losses), $4.2 million of interest expense and $7.3 million of other expenses. Our lower underwriting profit in the quarter compared to the prior period was mainly due to lower earned premium in the quarter partially offset by lower losses. As discussed above, the significant decrease in investment income was the biggest contributor to our reduced net income for the quarter.

Income tax expense.    Income tax expense for the three months ended March 31, 2008 was $14.3 million. Our consolidated tax rate for the three months ended March 31, 2008 was 15.0% (2007 — 17.2%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2008. As discussed in the ‘‘Overview’’ above, the effective tax rate may be subject to revision.

Net income after tax.    Net income after tax for the three months ended March 31, 2008 was $81.2 million, equivalent to $0.87 basic earnings per ordinary share adjusted for the $6.9 million preference share dividends and $0.85 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended March 31, 2008. The net income for the three months ended March 31, 2007 was $121.9 million equivalent to basic earnings per ordinary share of $1.31 and fully diluted earnings per share of $1.27.

Reserves for Losses and Loss Expenses

As of March 31, 2008, we had total net loss and loss adjustment expense reserves of $2,674.3 million (December 31, 2007 — $2,641.3 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,950.3 million at the balance sheet date of March 31, 2008, a total of $1,594.1 million or 54.0% represented IBNR claims (December 31, 2007 — $2,946.0 million and 54.7%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at March 31, 2008
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property reinsurance	$494.8	$(70.1)	$424.7
Casualty reinsurance	1,316.6	(14.1)	1,302.5
International insurance	1,009.0	(125.1)	883.9
U.S. insurance	129.9	(66.7)	63.2
Total losses and loss expense reserves	$2,950.3	$(276.0)	$2,674.3

	As at December 31, 2007
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Property reinsurance	$537.5	$(78.2)	$459.3
Casualty reinsurance	1,276.3	(13.7)	1,262.6
International insurance	999.2	(139.2)	860.0
U.S. insurance	133.0	(73.6)	59.4
Total losses and loss expense reserves	$2,946.0	$(304.7)	$2,641.3

The reduction in reinsurance recoverables is due to the continuing settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

For the three months ended March 31, 2008, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $39.6 million. An analysis of this reduction by line of business is as follows for each of the three months ended March 31, 2008 and 2007:

	For the three months ended
Business Segment	March 31, 2008	March 31, 2007
	($ in millions)
Property reinsurance	$13.6	$(7.8)
Casualty reinsurance	14.3	22.0
International insurance	6.9	12.7
U.S. insurance	4.7	(0.6)
Total Losses and loss expense reserves reductions	$39.5	$26.3

The key elements which gave rise to the net favorable development during the three months ended March 31, 2008 were as follows:

Property Reinsurance:     The $13.6 million reserve release in this segment was predominantly due to releases on the catastrophe and risk excess books. The release on the catastrophe book was in relation to decreases in loss estimates for the 2007 U.K. Floods, for which our estimate of ultimate claims has fallen by over $6 million. This is a result of the latest information provided by clients. On risk excess, good loss development experience combined with increased certainty regarding an expected subrogation recovery drove the release. Ultimate claim estimates for the 2004 and 2005 major hurricanes are largely unchanged in the quarter.

Casualty Reinsurance.    The $14.3 million reserve release in our casualty reinsurance segment is mainly attributable to reserve releases on our U.S. casualty and international casualty reinsurance business which contribute $9.0 million and $5.2 million respectively. These releases are from a combination of several factors. The most significant releases on the U.S. casualty account were a consequence of the commutation of certain contracts and reductions in prior year premium and exposure estimates for certain other contracts. In international casualty, although claims may take several years to emerge, the experience to date compared with starting loss ratios and expected patterns has generally been better than expected at the aggregate level.

International Insurance.    The $6.9 million reduction in the net reserves in this segment was due to an improvement over several lines of business. The largest movement occurred in our U.K. liability insurance account from which we released $6.2 million as a result of favorable loss experience. U.K. commercial property and specialty reinsurance also improved by over $2.5 million each. This is offset by a deterioration of $5.3 million on the marine hull account mainly as a result of an increase in our case reserves for a shipping accident in 2007 and $3.1 million on the aviation account due to greater incurred claims development than was expected based on our starting loss ratios and development patterns.

U.S. Insurance.    Owing to better than expected experience on prior years, we had a release of $4.7 million mainly from our property line of business.

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

For a more detailed description see ‘‘Management’s Discussion and Analysis — Critical Accounting Policies’’ and ‘‘Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment Expenses,’’ included in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Valuation of Investments

Valuation of Fixed Income and Short Term Available for Sale Investments.      All of the fixed income securities are traded on the over the counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasuries, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the securities in our portfolio are not sensitive to significant unobservable inputs or modeling techniques.

Valuation of Other Investments.     The value of our investments in funds of hedge funds are based upon monthly net asset values reported by the underlying funds to our fund of hedge fund managers.  The financial statements of our funds of hedge funds are subject to annual audits evaluating the net asset positions of the underlying investments. We periodically review the performance of our funds of hedge funds and evaluate the reasonableness of the valuations.

Capital Management

We completed our share repurchase program announced on November 8, 2006 for $300 million of ordinary equity.

On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of ordinary shares. The authorization covers the period to March 1, 2010.

The following table shows our capital structure at March 31, 2008 compared to December 31, 2007.

	As at March 31, 2008	As at December 31, 2007
	($ in millions)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,503.5	$2,398.4
Preference shares (liquidation preference less issue expenses)	419.2	419.2
Long-term debt	249.5	249.5
Total capital	$3,172.2	$3,067.1

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2008, this ratio was 7.9% (December 31, 2007 — 8.1%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 21.1% as of March 31, 2008 (December 31, 2007 — 21.8%).

Accelerated Share Repurchase.    On November 9, 2007, we entered into another contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. On March 20, 2008, the ASR was completed pursuant to which we canceled an additional 139,555 ordinary shares.

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,922.7 million at March 31, 2008 (December 31, 2007 — $2,817.6 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at March 31, 2008, Aspen Holdings held $9.1 million (December 31, 2007 — $17.9 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the three months ended March 31, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings a dividend of $25.0 million and $15.0 million, respectively. In 2007, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings a dividend of $125 million and $17.0 million, respectively. No other dividends were paid to Aspen Holdings in 2007. Aspen Holdings also received interest of $9.1 million (2007 — $6.5 million) from Aspen U.K. Holdings in respect of an intercompany loan.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see Part I, Item 1 ‘‘Business — Regulatory Matters’’ in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

In addition to its dividend capacity as at March 31, 2008, Aspen Bermuda could also make capital repayments to Aspen Holdings of approximately $174 million without prior approval from the Bermuda Monetary Authority. Aspen U.K. has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings.

Insurance subsidiaries.    As of March 31, 2008, the Insurance Subsidiaries held approximately $986.3 million (December 31, 2007 — $633.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2008 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2008 and December 31, 2007:

	As at March 31, 2008	As at December 31, 2007
	($ in millions except percentages)
Assets held in multi-beneficiary trusts	$1,469.6	$1,422.5
Assets held in single beneficiary trusts	47.5	52.5
Letters of credit issued under our revolving credit facilities (1)	107.8	133.3
Secured letters of credit (2)	403.0	344.9
Total	$2,027.9	$1,953.2
Total as % of cash and invested assets	33.7%	33.2%
(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.
(2)	As of March 31, 2008, the Company had funds on deposit of $444.9 million and £49.5 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.

Further information on these arrangements can be found in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the three months ended March 31, 2008.    Total net cash flow from operations from December 31, 2007 through March 31, 2008 was $163.5 million, an increase of $29.9 million over the comparative period. The increase was due mainly to a reduction in net claims settlements. For the three months ended March 31, 2008, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On February 29, 2008, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 18, 2008. On April 1, 2008 dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (‘‘Perpetual PIERS’’) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on March 15. On April 1, 2008 dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (‘‘Perpetual Preference Shares’’) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders on March 15, 2008.

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

The credit facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million subfacility for collateralized letters of credit. The credit facility will expire on August 2, 2010. As of March 31, 2008, no borrowings were outstanding under the credit facilities, although we had $285.7 million and $133.3 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of March 31, 2008:

	2008	2009	2010	2011	2012	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.2	7.6	7.8	7.8	7.4	40.5	$77.3
Long-Term Debt Obligations (1)	—	—	—	—	—	250.0	$250.0
Reserves for Losses and loss adjustment expenses (2)	$920.0	724.4	428.6	265.3	134.9	477.1	$2,950.3
(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under ‘‘ — Critical Accounting Policies-Reserves for Losses and Loss Expenses.’’

Further information on operating leases is given in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 7 to our unaudited financial statements for the three months ended March 31, 2008 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re is a variable interest entity under the provisions of FASB interpretation No.46 (R). We have a variable interest in the entity, however we are not the primary beneficiary of the entity and therefore we are not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 7 to the audited financial statements for the three months ended March 31, 2008 included elsewhere in this report.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms ‘‘believe’’, ‘‘do not believe’’, ‘‘anticipate’’, ‘‘expect’’, ‘‘plan’’, ‘‘estimate’’, ‘‘project’’, ‘‘seek’’, ‘‘will’’, ‘‘may’’, ‘‘continue’’, ‘‘intend’’ and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact of the deteriorating credit environment created by the sub-prime crisis and the global credit crunch;

•	a decline in the value of our investment portfolio or a rating downgrade of the securities in our portfolio;

•	changes in the total industry losses resulting from Hurricanes Katrina, Rita and Wilma and any other events, and the actual number of our insureds incurring losses from these storms;

•	with respect to events such as Hurricanes Katrina, Rita and Wilma, the Company’s reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, the impact of these storms on our reinsurers, changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality, and the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers and the overall level of competition;

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage as a result of Hurricanes Katrina, Rita and Wilma and any other events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by the New York State Attorney General’s office and other authorities concerning contingent commission arrangements with brokers and bid solicitation activities.

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

As at March 31, 2008, our fixed income portfolio had an approximate duration of 3.35 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$4,941.9	$4,862.4	$4,781.5	$4,699.4	$4,616.6
Gain/(loss) $ in millions	160.4	$80.9	0.0	(82.1)	(164.9)
Percentage of portfolio	3.35%	1.69%	0.00%	(1.72)%	(3.45)%

Equity risk.    We have invested in three funds of hedge funds with an estimated fair value of $544.5 million at March 31, 2008. These investments comprise 9.0% of our total of cash and cash equivalents and invested assets as at that date. The reduction in value of 3.0% from $561.4 million at December 31, 2007 was due primarily to losses from our investment in funds of hedge funds. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of diverse strategies and securities.

To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of March 31, 2008, approximately 83% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 13% were in British Pounds and approximately 4% were in other currencies. For the three months ended March 31, 2008, 16.5% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2008. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2008, would have impacted reported net comprehensive income by approximately $42.9 million for the three months ended March 31, 2008.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding contracts at March 31, 2008 or March 31, 2007.

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2008 and December 31, 2007, the average rating of fixed income securities in our investment portfolio was ‘‘AA+’’. During the first quarter of 2007 there were growing reports of defaults in the U.S. sub-prime mortgage market. We took an early view on the sub-prime sector of the mortgage-backed securities market and exited the minimal direct exposure we had by the end of the second quarter of 2007. We also reduced our exposure to corporate debt of companies that operate or engage in, and we believe have meaningful exposure to, sub-prime mortgage business.

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

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 7 to the unaudited financial statements for the three months ended March 31, 2008 above.

The table below shows our reinsurance recoverables as of March 31, 2008 and December 31, 2007, and our reinsurers’ ratings.

A.M. Best	As at March 31, 2008 ($ in millions)	As at December 31, 2007 ($ in millions)
A++	27.0	31.0
A+	42.5	46.3
A	154.0	166.9
A−	32.3	37.2
B++	2.8	3.3
Not rated	17.4	20.0
Total	276.0	304.7

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company’s disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure requirements are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed or submitted to the Commission under the Exchange Act by the Company is recorded, processed, summarized and reported in a timely fashion, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.    Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. However, also please refer to the ‘‘Cautionary Statement Regarding Forward Looking Statements’’ provided elsewhere in this report.

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

Date Issued	Number of Shares Issued
January 15, 2008	650
February 15, 2008	787
March 17, 2008	663

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

On November 9, 2007, we entered into a contract with Goldman Sachs for the purchase of ordinary shares to the fixed value of $50 million. Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. On March 20, 2008, we acquired and cancelled an additional 139,555 ordinary shares, which completed the transaction with Goldman Sachs.

On January 25, 2008, we cancelled 115,784 ordinary shares in completion of the accelerated share repurchase entered into with Goldman Sachs on September 28, 2007.

On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of our ordinary shares. The authorization covers the period to March 1, 2010.

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

Aspen Insurance Holdings Limited (Registrant)
Date: May 8, 2008	By:	/s/ Christopher O’Kane
Christopher O’Kane Chief Executive Officer
Date: May 8, 2008	By:	/s/ Richard Houghton
Richard Houghton Chief Financial Officer