Form 10-Q
period 2008-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2008-08-06
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the period ended June 30, 2008,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-31909
ASPEN INSURANCE HOLDINGS LIMITED
(Exact Name of Registrant as Specified in Its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)

Maxwell Roberts Building 1 Church Street Hamilton, Bermuda (Address of Principal Executive Offices)	HM 11 (Zip Code)
(441) 295-8201
Registrant’s Telephone Number, Including Area Code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 1, 2008, there were 81,334,030 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	June 30 , 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments
Fixed income maturities available for sale, at fair value (amortized cost — $4,637.0 and $4,344.1)	$4,612.7	$4,385.8
Other investments	555.3	561.4
Short-term investments available for sale, at fair value (amortized cost — $193.6 and $279.6)	193.6	280.1

Total investments	5,361.6	5,227.3
Cash and cash equivalents	620.8	651.4
Reinsurance recoverables
Unpaid losses	231.7	304.7
Ceded unearned premiums	98.9	77.0
Receivables
Underwriting premiums	792.0	575.6
Other	79.0	59.8
Funds withheld	76.9	104.5
Deferred policy acquisition costs	167.4	133.9
Derivatives at fair value	12.8	17.3
Office properties and equipment	30.4	27.8
Other assets	20.8	13.8
Intangible assets	8.2	8.2

Total assets	$7,500.5	$7,201.3

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$2,944.4	$2,946.0
Unearned premiums	1,018.9	757.6

Total insurance reserves	3,963.3	3,703.6
Payables
Reinsurance premiums	115.6	81.3
Deferred taxation	47.6	59.7
Current taxation	35.0	60.5
Accrued expenses and other payables	219.7	210.1
Liabilities under derivative contracts	15.9	19.0

Total payables	433.8	430.6
Long-term debt	249.5	249.5

Total liabilities	$4,646.6	$4,383.7

Commitments and contingent liabilities (see Note 11)	—	—

See accompanying notes to unaudited consolidated financial statements.

	As at	As at
	June 30 , 2008	December 31, 2007
	(Unaudited)
SHAREHOLDERS’ EQUITY
Ordinary shares: 81,321,201 shares of 0.15144558¢ each (2007 — 85,510,673)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2007 — 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2007 — 8,000,000)	—	—
Additional Paid-in Capital	1,753.3	1,846.1
Retained earnings	1,027.3	858.8
Accumulated other comprehensive income, net of taxes	73.2	112.6

Total shareholders’ equity	2,853.9	2,817.6

Total liabilities and shareholders’ equity	$7,500.5	$7,201.3

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Net earned premiums	$397.3	$451.2	$788.9	$890.2
Net investment income	70.5	78.8	109.6	146.3
Realized investment gains (losses)	0.8	(5.6)	1.8	(10.4)
Change in fair value of derivatives	(3.0)	1.5	(5.2)	(6.1)

Total Revenues	465.6	525.9	895.1	1,020.0

Expenses
Losses and loss adjustment expenses	188.3	272.7	395.5	498.2
Policy acquisition expenses	65.0	81.7	141.4	159.4
Operating and administrative expenses	57.1	44.4	107.9	89.7
Interest on long-term debt	4.0	4.0	7.9	7.9
Net realized and unrealized foreign exchange (gains) losses	5.0	(8.0)	0.7	(13.5)
Other (income) expense	(3.0)	—	(3.0)	—

Total Expenses	316.4	394.8	650.4	741.7

Income from operations before income tax	149.2	131.1	244.7	278.3
Income tax expense	(22.3)	(16.4)	(36.6)	(41.7)

Net Income	$126.9	$114.7	$208.1	$236.6

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	83,513,097	88,204,654	84,511,928	88,013,841
Diluted	86,010,679	90,826,560	86,980,326	90,633,531
Basic earnings per ordinary share adjusted for preference share dividend	$1.44	$1.22	$2.31	$2.53

Diluted earnings per ordinary share adjusted for preference share dividend	$1.39	$1.19	$2.24	$2.46

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended
	June 30,
	2008	2007
Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,846.1	1,921.7
Shares issued	—	7.1
Shares repurchased	(100.0)	(0.1)
Share-based compensation	7.2	5.1

End of period	1,753.3	1,933.8

Retained earnings
Beginning of period	858.8	450.5
Net income for the period	208.1	236.6
Dividends on ordinary and preference shares	(39.6)	(40.3)

End of period	1,027.3	646.8

Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	80.2	59.1
Change for the period, net of income tax of $Nil and $Nil	14.2	26.7

End of period	94.4	85.8

Loss on derivatives
Beginning and end of period	(1.6)	(1.8)
Reclassification to interest payable	0.1	0.1

End of period	(1.5)	(1.7)

Unrealized appreciation/(depreciation) on investments:
Beginning of period	34.0	(40.3)
Change for the period, net of income tax recovery (expense) $12.8 and ($8.8)	(53.7)	(33.5)

End of period	(19.7)	(73.8)

Total accumulated other comprehensive income	73.2	10.3

Total Shareholders’ Equity	$2,853.9	$2,591.0

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$126.9	$114.7	$208.1	$236.6

Other comprehensive income, net of taxes:
Reclassification adjustment for net realized (gain) loss on investments included in net income	(3.0)	0.6	(3.8)	3.0
Change in net unrealized gains and losses on investments	(85.6)	(45.3)	(49.9)	(36.5)
Loss on derivatives reclassified to interest payable	0.1	0.1	0.1	0.1
Change in foreign currency translation adjustment	8.8	21.5	14.2	26.7

Other comprehensive income	(79.7)	(23.1)	(39.4)	(6.7)

Comprehensive income	$47.2	$91.6	$168.7	$229.9

See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended
	June 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$208.1	$236.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8.2	14.1
Share-based compensation expense	7.2	5.1
Net realized (gains) losses	(1.8)	10.4
Other investments (gains) losses	6.1	(24.7)
Loss on derivative contracts	0.1	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(12.5)	34.5
Unearned premiums	261.3	187.5
Reinsurance recoverables:
Unpaid losses	73.0	143.9
Ceded unearned premiums	(21.9)	(100.4)
Accrued investment income and other receivables	(19.2)	13.4
Deferred policy acquisition costs	(33.5)	(24.9)
Reinsurance premiums payables	40.4	69.8
Premiums receivable	(189.7)	(194.2)
Funds withheld	27.6	(21.7)
Deferred taxes	(12.1)	0.9
Income tax payable	(25.4)	27.5
Accrued expenses and other payables	9.6	(51.9)
Fair value of derivatives and settlement of liabilities under derivatives	1.5	(0.7)
Other assets	(7.2)	(5.7)

Net cash provided by operating activities	$319.8	$319.6

     The 2007 statement of cash flows has been revised to classify the change in funds withheld in accordance with the current period presentation in the consolidated balance sheets. Previously, the $21.7 million increase in funds withheld at June 30, 2007 was included in the change in premiums receivable.
See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
($ in millions)

	Six Months Ended
	June 30,
	2008	2007
Cash flows used in investing activities:
Purchases of fixed maturities	$(1,235.4)	$(1,631.0)
Purchases of other investments	—	(300.0)
Proceeds from sales and maturities of fixed maturities	950.3	1,337.9
Net sales of short-term investments	99.5	214.3
Purchase of equipment	(7.6)	(2.9)

Net cash used in investing activities	(193.2)	(381.7)

Cash flows used in financing activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	—	7.1
Ordinary Shares repurchased	(100.0)	(0.1)
Dividends paid on Ordinary Shares	(25.7)	(26.4)
Dividends paid on Preference Shares	(13.9)	(13.9)

Net cash used in financing activities	(139.6)	(33.3)

Effect of exchange rate movements on cash and cash equivalents	(17.6)	(1.7)

Increase/(decrease) in cash and cash equivalents	(30.6)	(97.1)
Cash and cash equivalents at beginning of period	651.4	495.0

Cash and cash equivalents at end of period	$620.8	$397.9

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	63.4	18.2
Cash paid during the period for interest	7.5	8.3
See accompanying notes to unaudited consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”), (collectively, the “Insurance Subsidiaries”).

2.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

New Accounting Pronouncements

Adopted in 2008

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 has not impacted our consolidated financial statements as no items have been elected for measurement at fair value upon initial adoption.

In September 2007, the FASB issued SFAS 157, “Fair Value Measurements.” This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. The Company has adopted SFAS 157 for the fiscal year beginning on January 1, 2008. Additional information can be found in Note 5.

Accounting standards not yet adopted

On May 23, 2008, the FASB issued Statement No. 163, Accounting For Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60 (‘FAS 163’). The statement requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It is effective for fiscal years beginning after December 15, 2008, and all interim periods within the fiscal year.

The Company is currently evaluating the impact, if any, of the adoption of FAS 163 on the Company’s financial statements when adopted.

On March 8, 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB statement 133 (“FAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. It is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, with early adoption encouraged.

The Company is currently evaluating the impact, if any, of the adoption of FAS 161 on the Company’s financial statements when adopted.

On December 4, 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, non-controlling interests classified as a component of consolidated shareholders’ equity and minority interests are eliminated such that earnings attributable to non-controlling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

The Company is currently evaluating the impact, if any, of the adoption of FAS 141(R) and FAS 160 on the Company’s financial statements when adopted.

3.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in millions, except share and per share amounts)
Earnings
Basic
Net income as reported	$126.9	$114.7	$208.1	$236.6
Preference dividends	(7.0)	(7.0)	(13.9)	(13.9)

Net income available to ordinary shareholders	119.9	107.7	194.2	222.7

Diluted
Net income available to ordinary shareholders	119.9	107.7	194.2	222.7

Ordinary shares
Basic
Weighted average ordinary shares	83,513,097	88,204,654	84,511,928	88,013,841

Diluted
Weighted average ordinary shares	83,513,097	88,204,654	84,511,928	88,013,841
Weighted average effect of dilutive securities	2,497,582	2,621,906	2,468,398	2,619,690

Total	86,010,679	90,826,560	86,980,326	90,633,531

Earnings per ordinary share
Basic	$1.44	$1.22	$2.31	$2.53
Diluted	$1.39	$1.19	$2.24	$2.46
     On July 30, 2008, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record date:
Ordinary shares	$0.15	August 27, 2008	August 12, 2008
5.625% preference shares	$0.703125	October 1, 2008	September 15, 2008
7.401% preference shares	$0.462563	October 1, 2008	September 15, 2008

4.	Segment Reporting

The Company is organized into four business segments: Property Reinsurance, Casualty Reinsurance, International Insurance, and U.S. Insurance. These segments form the basis of how the Company monitors the performance of its operations.

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

Casualty Reinsurance. Our Casualty Reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, non-U.S. treaty and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our excess of loss positions comes most commonly from layered reinsurance structures with underlying ceding company retentions. We also write some structured reinsurance contracts out of Aspen Bermuda.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)
Gross written premiums	$170.5	$56.8	$258.9	$42.6	$—	$528.8
Net written premiums	165.5	54.5	251.6	34.4	—	506.0
Gross earned premiums	144.5	87.7	178.6	29.6	—	440.4
Net earned premiums	123.6	85.8	162.9	25.0	—	397.3
Losses and loss expenses	38.3	54.3	83.6	12.1	—	188.3
Policy acquisition expenses	23.6	11.7	26.0	3.7	—	65.0
Operating and administrative expenses	18.4	12.5	19.2	7.0	—	57.1

Underwriting profit	$43.3	$7.3	$34.1	$2.2	—	86.9

Net investment income	—	—	—	—	70.5	70.5
Realized investment gains	—	—	—	—	0.8	0.8

Segment profit	$43.3	$7.3	$34.1	$2.2	$71.3	$158.2

Change in fair value of derivatives						(3.0)
Interest on long term debt						(4.0)
Net foreign exchange gains (losses)						(5.0)
Other income						3.0

Net income before tax						$149.2

Net reserves for loss and loss adjustment expenses	$396.0	$1,334.9	$906.6	$75.2		$2,712.7

Ratios
Loss ratio	31.0%	63.3%	51.3%	48.4%		47.4%
Policy acquisition expense ratio	19.1%	13.6%	16.1%	14.7%		16.4%
Operating and administration expense ratio	14.9%	14.6%	11.8%	27.9%		14.4%
Expense ratio	34.0%	28.2%	27.9%	42.6%		30.8%

Combined ratio	65.0%	91.5%	79.2%	91.0%		78.2%

	Three months ended June 30, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
		($ in millions, except percentages)
Gross written premiums	$190.3	$79.4	$198.9	$34.9	$—	$503.5
Net written premiums	115.6	78.1	196.9	27.9	—	418.5
Gross earned premiums	151.3	127.8	169.7	33.3	—	482.1
Net premiums earned	144.3	125.7	156.0	25.2	—	451.2
Losses and loss expenses	63.7	91.6	95.7	21.7	—	272.7
Policy acquisition expenses	31.1	17.2	28.3	5.1	—	81.7
Operating and administrative expenses	16.8	10.2	13.3	4.1	—	44.4

Underwriting profit/(loss)	32.7	6.7	18.7	(5.7)	—	52.4

Net investment income	—	—	—	—	78.8	78.8
Realized investment (losses)	—	—	—	—	(5.6)	(5.6)

Segment profit/(loss)	$32.7	$6.7	$18.7	$(5.7)	$73.2	$125.6

Change in fair value of derivatives						1.5
Interest on long term debt						(4.0)
Net foreign exchange gains						8.0

Net income before tax						$131.1

Net reserves for loss and loss adjustment expenses	$554.0	$1,107.1	$771.4	$97.6		$2,530.1

Ratios
Loss ratio	44.1%	72.9%	61.3%	86.1%		60.5%
Policy acquisition expense ratio	21.6%	13.7%	18.2%	20.2%		18.1%
Operating and administration expense ratio	11.6%	8.1%	8.5%	16.3%		9.8%
Expense ratio	33.2%	21.8%	26.7%	36.5%		27.9%

Combined ratio	77.3%	94.7%	88.0%	122.6%		88.4%

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2008 and 2007.

	Six months ended June 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
		($ in millions, except percentages)
Gross written premiums	$354.7	$238.9	$458.2	$73.2	$—	$1,125.0
Net written premiums	340.9	234.5	393.6	56.6	—	1,025.6
Gross earned premiums	284.8	183.4	343.9	55.6	—	867.7
Net earned premiums	250.6	180.5	313.1	44.7	—	788.9
Losses and loss expenses	76.3	115.8	181.3	22.1	—	395.5
Policy acquisition expenses	49.5	29.4	54.0	8.5	—	141.4
Operating and administrative expenses	35.0	23.2	37.1	12.6	—	107.9

Underwriting profit	89.8	12.1	40.7	1.5	—	144.1

Net investment income	—	—	—	—	109.6	109.6
Realized investment gains	—	—	—	—	1.8	1.8

Segment profit	$89.8	$12.1	$40.7	$1.5	$111.4	$255.5

Change in fair value of derivatives						(5.2)
Interest on long term debt						(7.9)
Net foreign exchange gains (losses)						(0.7)
Other income						3.0

Net income before tax						$244.7

Net reserves for loss and loss adjustment expenses	$396.0	$1,334.9	$906.6	$75.2		$2,712.7

Ratios
Loss ratio	30.4%	64.2%	57.9%	49.4%		50.1%
Policy acquisition expense ratio	19.8%	16.3%	17.3%	19.0%		17.9%
Operating and administration expense ratio	14.0%	12.9%	11.9%	28.2%		13.7%
Expense ratio	33.8%	29.2%	29.2%	47.2%		31.6%

Combined ratio	64.2%	93.4%	87.1%	96.6%		81.7%

	Six months ended June 30, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
		($ in millions, except percentages)
Gross written premiums	$382.4	$302.7	$384.2	$70.7	$—	$1,140
Net written premiums	292.7	294.7	336.8	49.4	—	973.6
Gross earned premiums	312.6	238.8	332.5	72.2	—	956.1
Net earned premiums	297.7	232.1	302.8	57.6	—	890.2
Losses and loss expenses	127.8	152.4	177.0	41.0	—	498.2
Policy acquisition expenses	58.5	36.5	53.7	10.7	—	159.4
Operating and administrative expenses	31.3	20.1	28.0	10.3	—	89.7

Underwriting profit/(loss)	80.1	23.1	44.1	(4.4)		142.9

Net investment income	—	—	—	—	146.3	146.3
Realized investment gains (losses)	—	—	—	—	(10.4)	(10.4)

Segment profit/(loss)	$80.1	$23.1	$44.1	$(4.4)	$135.9	$278.8

Change in fair value of derivatives						(6.1)
Interest on long term debt						(7.9)
Net foreign exchange gains (losses)						13.5

Net income before tax						$278.3

Net reserves for loss and loss adjustment expenses	$554.0	$1,107.1	$771.4	$97.6		$2,530.1

Ratios
Loss ratio	42.9%	65.7%	58.5%	71.2%		55.9%
Policy acquisition expense ratio	19.7%	15.7%	17.7%	18.6%		17.9%
Operating and administration expense ratio	10.4%	8.7%	9.3%	17.9%		10.1%
Expense ratio	30.1%	24.4%	27.0%	36.5%		28.0%

Combined ratio	73.0%	90.1%	85.5%	107.7%		83.9%

5. Investments
Fixed Maturities. The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at June 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in millions)
U.S. Government Securities	$665.1	$16.2	$(2.5)	$678.8
U.S. Agency Securities	329.8	5.7	(0.9)	334.6
Corporate Securities	1,639.8	7.0	(37.1)	1,609.7
Foreign Government	417.1	1.2	(8.4)	409.9
Asset-backed Securities	243.3	2.3	(0.7)	244.9
Mortgage-backed Securities	1,341.9	6.7	(13.8)	1,334.8

As at June 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
($ in millions)
Total fixed income	$4,637.0	$39.1	$(63.4)	$4,612.7

	As at December 31, 2007
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in millions)
U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed Securities	224.3	1.4	(0.5)	225.2
Mortgage-backed Securities	1,225.0	12.8	(3.7)	1,234.1

Total fixed income	$4,344.1	$57.0	$(15.3)	$4,385.8

Other investments. Other investments as at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
		($ in millions)
Investment funds	$510.0	$555.3	$510.0	$561.4

Adjustments to the carrying value of investment funds are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. Unrealized gains of $10.8 million (2007 — $14.8 million) and losses of $6.1 million (2007 — gain of $24.7 million) have been recognized through the statement of operations in the three months and six months ended June 30, 2008. The Company’s involvement with the funds is limited to the making and holding of these investments and it is not committed to making further investments in the funds; accordingly, the carrying value of the investments represents the Company’s maximum exposure to loss as a result of its involvement with the funds at each balance sheet date.
The financial statements of our funds of hedge funds are subject to annual audits evaluating the net asset positions of the underlying investments. We periodically review the performance of our funds of hedge funds and evaluate the reasonableness of the valuations.
As we account for these investments using the equity method of accounting, they have not been classified in the fair value hierarchy under SFAS 157.
Gross unrealized loss. The following tables summarize as at June 30, 2008 and December 31, 2007, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at June 30, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
			($ in millions)
U.S. Government Securities	$112.7	$(2.5)	$0.8	$—	$113.5	$(2.5)
U.S. Agency Securities	77.6	(0.9)	—	—	77.6	(0.9)
Corporate Securities	686.3	(16.0)	380.5	(21.2)	1066.8	(37.2)
Foreign Government	224.7	(7.5)	25.0	(0.8)	249.7	(8.3)
Asset-backed Securities	15.8	(0.2)	12.9	(0.5)	28.7	(0.7)
Mortgage-backed Securities	404.3	(7.3)	164.9	(6.5)	569.2	(13.8)

Total	$1,521.4	$(34.4)	$584.1	$(29.0)	$2,105.5	$(63.4)

	As at December 31, 2007
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
			($ in millions)
U.S. Government Securities	$26.9	$(0.1)	$11.4	$—	$38.3	$(0.1)
U.S. Agency Securities	—	—	5.9	—	5.9	—
Corporate Securities	221.0	(3.0)	393.5	(6.2)	614.5	(9.2)
Foreign Government	13.7	(0.1)	139.8	(1.7)	153.5	(1.8)
Asset-backed Securities	4.6	—	25.4	(0.5)	30.0	(0.5)
Mortgage-backed Securities	106.9	(0.6)	185.3	(3.1)	292.2	(3.7)

Total	$373.1	$(3.8)	$761.3	$(11.5)	$1,134.4	$(15.3)

Other-than-temporary impairments. As at June 30, 2008, the Company held 804 fixed income securities in an unrealized loss position with a fair value of $2,105.5 million and gross unrealized losses of $63.4 million. The Company believes that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements, however it intends to hold such investments until the carrying value is recovered. The unrealized losses are not a result of structural or collateral issues. The Company did not record any other-than-temporary impairments in 2007 and has not thus far in 2008.
Classification within the fair value hierarchy under SFAS 157. From January 1, 2008, the Company adopted SFAS 157.
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
The Company considers prices for actively traded treasury securities to be derived based on quoted prices (unadjusted) in active markets for identical assets (Level 1 inputs as defined in SFAS 157). The Company considers prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in SFAS 157).
The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs (Level 3 inputs as defined in SFAS 157). There have been no changes in the Company’s use of valuation techniques since its adoption of SFAS 157.
The Company’s assets subject to SFAS 157 are allocated between Levels 1, 2 and 3 as follows:

	June 30, 2008
	Level 1	Level 2	Level 3
	($ in millions)
Fixed income maturities available for sale, at fair value	$1,088.7	$3,524.0	$—
Short-term investments available for sale, at fair value	123.8	69.8	—
Derivatives at fair value	—	—	12.8

Total	$1,212.5	$3,593.8	$12.8

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs during three and six months ended June 30, 2008.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008
	($ in millions)
Beginning Balance	$15.4	$17.3
Total unrealized gains or (losses) included in earnings:
Unrealized loss	(1.8)	(3.7)
Realized loss	(0.8)	(0.8)

Ending Balance	$12.8	$12.8

The Company’s liability subject to SFAS 157 is allocated between Levels 1, 2 and 3 as follows:

	June 30, 2008
	Level 1	Level 2	Level 3
	($ in millions)
Liabilities under derivatives contracts	—	$1.4	$14.5

Total	$—	$1.4	$14.5

The following table presents a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2008.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008
	($ in millions)
Beginning Balance	$17.3	$19.0
Realized gains included in earnings	(1.0)	(0.7)
Settlements	(1.8)	(3.8)

Ending Balance	$14.5	$14.5

6. Reinsurance

We purchase retrocession and reinsurance to limit our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers. As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. In addition, we have entered into reinsurance agreements and derivative instruments as described below:
Ajax Re. On April 25, 2007, we entered into a reinsurance agreement that provides us with coverage incepting on August 18, 2007. Under the reinsurance agreement, Ajax Re Limited (“Ajax Re”) will provide us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the Property Claims Services (“PCS”) reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The $100 million of aggregate indemnity protection is exhausted when the reported industry insured losses by PCS reach $25.9 billion. For further information, see Note 11. At the balance sheet date, no recovery was due from Ajax Re.
Credit insurance contract. On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.
The Company considers that under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point in time be due and payable to the Company.
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
The impact of this contract on net income in the three and six months ended June 30, 2008 is a decrease in the fair value of $1.6 million (2007 — $2.3 million) and $3.8 million (2007 — $4.5 million) including an interest expense charge for the three and six months ended June 30, 2008 of $0.3 million (2007 — $0.4 million) and $0.6 million (2007 — $0.7 million).
Catastrophe Swap. On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (“cat swap”) with a non-insurance counterparty. During the cat swaps three-year term which ended on August 20, 2007 Aspen Bermuda made quarterly payments on an initial notional amount ($100 million). In return Aspen Bermuda had the right to receive payments of up to $100 million in total if there were hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion. The Company recovered $26.3 million under this agreement. We decided not to extend the development period under the cat swap and we will not be making any further recoveries or payments under this agreement.
This cat swap falls within the scope of SFAS 133 and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the three months and six months ended June 30, 2008. The impact of this contract on net income in the three and six months ended June 30, 2007 was a net gain of $3.8 million and a charge of $1.6 million, respectively.
7. Derivative Contracts
In addition to the derivative contracts discussed in Note 6, the Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a component of changes in fair value of derivative contracts in the Company’s statement of operations. At June 30, 2008 the Company held foreign currency contracts to purchase $21.7 million of foreign currencies. For the three and six months ended June 30, 2008, the impact on net income of the foreign currency contract is a charge of $1.4 million (2007 — $ Nil).
8. Reserves for Losses and Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	June 30,	December 31,
	2008	2007
	($ in millions)
Provision for losses and LAE at start of year	$2,946.0	$2,820.0
Less reinsurance recoverable	(304.7)	(468.3)

Net loss and LAE at start of year	2,641.3	2,351.7

Loss reserve portfolio transfer	(15.5)	11.0

Provision for losses and LAE for claims incurred:
Current year	475.5	1,027.2
Prior years	(80.0)	(107.4)

Total incurred	395.5	919.8

Losses and LAE payments for claims incurred:
Current year	(45.0)	(110.5)
Prior years	(279.3)	(585.1)

Total paid	(324.3)	(695.6)

Foreign exchange (gains)/losses	15.7	54.4

Net losses and LAE reserves at period end	2,712.7	2,641.3
Plus reinsurance recoverable on unpaid losses at period end	231.7	304.7

Loss and LAE reserves at June 30, 2008 and December 31, 2007	$2,944.4	$2,946.0

For the six months ended June 30, 2008, there was a reduction of $80.0 million compared to $44.4 million for the six months ended June 30, 2007 in our estimate of the ultimate claims to be paid in respect of prior accident years.
The majority of the loss reserve portfolio transfers in 2008 and 2007 represent loss reserves assumed from Lloyd’s syndicates through quota share arrangements relating to the portion of liabilities accounted for by the syndicates prior to 2006.

9. Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital at June 30, 2008 and December 31, 2007.

	As at June 30, 2008		As at December 31, 2007
		$ in		$ in
	Number	thousands	Number	thousands
Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	81,321,201	123	85,510,673	130
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12

Total issued share capital		142		149

Additional paid-in capital ($ in millions)		$1,753.3		$1,846.1

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2007 — $430 million) less issue costs of $10.8 million (2007 — $10.8 million).
Ordinary Shares. The following table summarizes transactions in our ordinary shares during the six month period ended June 30, 2008.

Number of
Shares
Shares in issue at December 31, 2007	85,510,673
Share transactions in the six months ended June 30, 2008:
Shares issued to the Names’ Trust upon the exercise of investor options	2,335
Shares issued to employees under the share incentive plan	28,548
Repurchase of shares from shareholders (1)	(4,220,355)

Shares in issue at June 30, 2008	81,321,201

(1)	139,555 shares were acquired and cancelled on March 20, 2008 in accordance with the accelerated share repurchase program described below and 4,080,800 were acquired and cancelled on May 19, 2008 through a privately-negotiated transaction with the last of our founding shareholders, Candover.
Accelerated Share Repurchase. On November 9, 2007, we entered into a contract with Goldman Sachs & Co. (“Goldman Sachs”) for the purchase of ordinary shares to the fixed value of $50 million (the “ASR”). Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. On March 20, 2008, the ASR was completed pursuant to which we canceled an additional 139,555 ordinary shares.
On May 13, 2008, we entered into a share purchase agreement with one of the Company’s founding shareholders, Candover Investments plc, its subsidiaries and funds under management and Halifax EES Trustees International Limited, as trustees to a Candover employee trust, to repurchase a total of

4,080,800 ordinary shares for a total purchase price is $100 million. The ordinary shares were purchased and cancelled on May 19, 2008.
10. Share Based Payments
The Company has issued options and other equity incentives under three arrangements: investor options, employee awards and non-employee director awards. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares. Until January 1, 2006 the employee stock option grants were measured and recognized according to the fair value recognition provisions of SFAS No. 123 “Accounting For Stock Based Compensation.” Effective January 1, 2006, the Company adopted the provisions of SFAS 123R “Share Based Payments” which requires all entities to apply a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.
Investor Options
The investor options were issued on June 21, 2002 to Wellington Investment and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.
During the three and six months ended June 30, 2008, the Names’ Trustee exercised 2,464 and 14,523 options on a cashless basis resulting in the issue of 235 and 2,335 shares, respectively.
Employee and Non-Executive Director awards
Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director options are granted under the 2006 Stock Option Plan for Non-Employee Directors.
Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options vest over a three-year period with a ten-year contract period with vesting dependent on time and performance conditions established at the time of grant. No options were exercised or granted in the six months ended June 30, 2008. Compensation costs charged against income in respect of employee options for the three and six months ended June 30, 2008 was $1.0 million and $2.0 million, respectively.
Restricted share units vest equally over a two or three-year period subject to the participants’ continued employment. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and six months ended June 30, 2008, the Company granted 38,507 and 62,402 restricted share units (including RSU’s granted to non-executive directors). Compensation costs charged against income in respect of employee options for the three and six months ended June 30, 2008 was $0.5 million and $1.1 million, respectively.
The fair value of performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with vesting dependant on the achievement of performance targets at the end of specified periods as established at the time of grant. For the three and six months ended June 30, 2008, the Company granted 587,095 performance shares. Compensation costs charged against income in respect of employee options for the three and six months ended June 30, 2008 were $2.0 million and $4.3 million, respectively.
11. Commitments and Contingencies
(a) Restricted assets
We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.
The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2008 and December 31, 2007.

	As at	As at
	June 30, 2008	December 31, 2007
	($ in millions, except percentages)
Assets held in multi-beneficiary trusts	$1,459.9	$1,422.5
Assets held in single beneficiary trusts	53.1	52.5
Letters of credit issued under our revolving credit facilities (1)	107.8	133.3
Secured letters of credit (2)	351.6	344.9

Total	$1,972.4	$1,953.2

Total as % of cash and invested assets	33.0%	33.2%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of June 30, 2008, the Company had funds on deposit of $441.3 million and £49.1 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.
(b) Operating leases
Amounts outstanding under operating leases as of June 30, 2008 were:

						Later
	2008	2009	2010	2011	2012	years	Total
	($ in millions)
Operating Lease Obligations	$4.0	6.9	7.8	7.8	7.4	40.6	$74.5
(c) Variable interest entities
As disclosed in Note 6, we have entered into a reinsurance agreement with Ajax Re that provides the Company with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.
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
The Company has determined that Ajax Re has the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). In accordance with FIN 46R, Ajax Re is not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company but rather by the bond holders of Ajax Re.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, as well as the discussions of critical accounting policies contained in our Financial Statements in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 29, 2008 (File No. 001-31909).
     Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A, of our 2007 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.
Overview
     We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen U.K. and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom and in the United States through Aspen U.K. and we provide marine, liability, hull, energy, non-marine transport, aviation, professional liability, political risk, excess casualty, and financial institutions insurance and specialty reinsurance worldwide principally through Aspen U.K. We have also recently established Lloyd’s Syndicate 4711, which commenced for business incepting May 1, 2008. Syndicate 4711’s business plan for 2008 is to renew certain participations on selected classes of business currently written by Aspen U.K. These classes include energy, hull, marine liability, transportation-related liability, aviation and certain specialty reinsurance lines.
     The most significant features of our results were:
•	Net income after tax of $126.9 million for the quarter ended June 30, 2008, an increase of 10.6% compared to $114.7 million for the comparative quarter in 2007. For the six months ended June 30, 2008, net income after tax was $208.1 million compared to $236.6 million for the same period last year.

•	Diluted earnings per share of $1.39 increased by 16.8% versus $1.19 in the second quarter of 2007.

•	Net investment income of $70.5 million, increased by 80.3% from the first quarter of 2008 due to the improved performance of funds of hedge funds and decreased by 10.5% compared to the same period in 2007.

•	The combined ratio for the second quarter of 2008 was 78.2% compared to 88.4% for the same quarter in 2007.

•	Tangible book value per ordinary share at June 30, 2008 was $29.84, an increase of 22.1% compared to $24.44 at June 30, 2007. [1]

[1]	Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

	As at	As at
	June 30, 2008	June 30, 2007
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,853.9	$2,591.0
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(419.2)

	$2,426.5	$2,163.6

Ordinary shares	81,321,201	88,544,590
Diluted ordinary shares	83,691,242	91,553,439
     The following overview of our results for the three months ended June 30, 2008 and 2007 and of our financial condition at June 30, 2008 is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.
     Gross written premiums. Total gross written premiums increased by 5.0% in the second quarter of 2008 compared to 2007. The table below shows our gross written premiums for each segment for the three months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each segment.

			For the
			three months
	For the three months ended		ended
Business Segment	June 30, 2008		June 30, 2007
		% increase
	($ in millions)	/(decrease)	($ in millions)
Property reinsurance	$170.5	(10.4)%	$190.3
Casualty reinsurance	56.8	(28.5)	79.4
International insurance	258.9	30.2	198.9
U.S. insurance	42.6	22.1	34.9

Total	$528.8	5.0%	$503.5

     We wrote more business in the second quarter than in the corresponding period in 2007 as a result of a $63.0 million incremental contribution from lines including political risk, professional liability, excess casualty, non-marine transport and financial institutions insurance which have been established over the past twelve months. This increase has been partially offset by reductions in gross written premiums mainly from our casualty reinsurance lines which have been impacted by reductions in prior period premium estimates. Gross written premiums have also decreased as a result of challenging market conditions, which are particularly acute in our property treaty risk excess line of business.
     Reinsurance. Total reinsurance ceded in the three months ended June 30, 2008 of $22.8 million was $62.2 million less than in the corresponding period in 2007. The overall decrease is due primarily to reductions in premium from the property reinsurance business line offset by increases for international insurance associated with the new lines of business in this segment. The reduction in ceded premium for property reinsurance for the current period is due to the purchase in 2007 of U.S. wind industry loss warranties which were not renewed in 2008 and the purchase last year of natural peril industry loss warranties which expire on December 31, 2008.
     Loss ratio. We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended June 30, 2008 and 2007 were as follows:

	For the three months	For the three months
Business Segment	ended June 30, 2008	ended June 30, 2007
Property reinsurance	31.0%	44.1%
Casualty reinsurance	63.3%	72.9%
International insurance	51.3%	61.3%
U.S. insurance	48.4%	86.1%

Total Loss Ratio	47.4%	60.5%

     The reduction in the property reinsurance loss ratio in the current quarter is due to limited catastrophic event related losses. In the current quarter the only significant loss resulted from our exposure to the storms and floods in the U.S. Midwest of approximately $10.0 million compared to $17.0 million of property reinsurance losses in relation to the June U.K. floods and a $7.1 million loss caused by a tornado in the second quarter of 2007. Our U.S. Casualty reinsurance line has benefited from a $28.6 million increase in prior year reserve releases in the quarter which was partially offset by worsening accident year loss ratios due to rate pressures. The increase in reserve releases in the current period was due to better than expected loss experience and the impact from policy commutations. The international insurance segment has been impacted by a pollution loss in France and an airline loss in the United States. In addition, the segment has had a reduction of $11.9 million in prior period reserve releases compared to the prior year. Notwithstanding the reduction in reserve releases in the quarter, the loss ratio has decreased by 10 percentage points due to the comparative period suffering from greater losses of $17.2 million of marine hull losses and a $6.5 million provision relating to U.K. floods. Within the U.S. insurance segment, U.S. property insurance has benefited from improved loss experience and both the U.S. property and casualty insurance lines have benefited from an increase in prior year releases.
     Reserve releases. The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three months ended June 30, 2008 and 2007, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the three months	For the three months
	ended June 30, 2008	ended June 30, 2007
Reserve releases ($ in millions)	$40.5	$18.1
% of net premiums earned	10.2%	4.0%
     The increase in reserve releases compared to the second quarter of 2007 is mainly due to reserve releases from all segments in 2008 compared to a combination of releases and reserve strengthening in 2007. The most significant change is in the casualty reinsurance segment where in the second quarter of 2007 the segment experienced a $4.6 million reserve strengthening compared to a $24.0 million release in the second quarter of 2008. The casualty reinsurance reserve strengthening in 2007 was following a review of our casualty facultative account whereas the release in the comparative period in 2008 was a result of better experience from the international casualty account and reserve reductions for U.S. casualty following commutations and favorable prior year experience. Property reinsurance had a $2.6 million reserve release in the second quarter of 2008 compared to a $1.0 million strengthening in the second quarter of 2007 and U.S. insurance has seen an increase in reserve releases from $0.6 million in the second quarter of 2007 to $2.7 million in the second quarter of 2008. International insurance has experienced a $11.9 million reduction in reserve releases in the period due primarily to a large release from the U.K. liability account in 2007 which was not replicated in 2008.

     Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”
     Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2008 and 2007:

	For the three months	For the three months
	ended June 30, 2008	ended June 30, 2007
Policy acquisition expenses	16.4%	18.1%
Operating and administrative expenses	14.4%	9.8%

Expense ratio	30.8%	27.9%

     The overall reduction in the policy acquisition ratio is primarily driven by the recognition in the three months ended June 30, 2007 of $6.0 million in profit commissions and no claims bonuses compared to $0.9 million in the current period with the remaining variance being due to changes in the ratio of business written by the reinsurance and insurance segments.
     Between the two periods we have experienced a $12.7 million increase in our operating and administrative expenses. The increase is attributed mainly to our investment in new underwriting teams and the balance related to annual salary award increases and strengthening of functions such as I.T., finance and risk management departments. Within the international insurance segment expenses have increased by $5.9 million of which $1.7 million related to the direct costs of new teams.
     Net investment income. In the second quarter of 2008, we generated net investment income of $70.5 million (2007 — $78.8 million). The reduction in income was due primarily to a lower contribution from our investment in funds of hedge funds combined with a slight reduction in yields from 4.9% to 4.8% from our fixed income portfolio.
     Change in fair value of derivatives. In the three months ended June 30, 2008, we recorded a reduction of $1.6 million (2007 — $2.3 million gain) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.3 million (2007 — $0.4 million). In addition, the Company holds foreign currency derivative contracts to purchase $21.7 million of foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a component of changes in fair value of derivative contracts in the Company’s statement of operations. For the three months ended June 30, 2008 the impact of foreign currency contracts on net income is a charge of $1.4 million (2007 — $Nil). Further information on these contracts can be found in Note 6 and 7 to the financial statements.
     Other revenues and expenses. Other revenues and expenses in the three months ended June 30, 2008 included $5.0 million of realized and unrealized foreign currency exchange losses (2007 — $8.0 million gain) and $0.8 million of realized investment gains (2007 — $5.6 million loss). Interest expense was $4.0 million in the three months ended June 30, 2008 (2007 — $4.0 million).
     Taxes. The estimated effective rate of tax for the period is 14.9% (2007 — 12.5%). This is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero and the U.K. where the corporate tax rate is 28%.
     Dividends. The dividend has been maintained at $0.15 per ordinary share for the quarter.
     Dividends paid on our preference shares in the three months ended June 30, 2008 were $7.0 million (2007 — $7.0 million).

     Shareholders’ equity and financial leverage. Total shareholders’ equity reduced by $68.8 million to $2,853.9 million for the three months ended June 30, 2008. The most significant movements were:
•	the repurchase of $100 million of ordinary shares;

•	net retained income after tax and dividends for the period of $107.1 million; and

•	decrease in unrealized gains on investments of $88.6 million (net of tax).
     As at June 30, 2008 total ordinary shareholders’ equity was $2,434.7 million compared to $2,398.4 million at December 31, 2007. The remainder of our total shareholders’ equity, as at June 30, 2008, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million net of share issuance costs (December 31, 2007 — $419.2 million).
     The amounts outstanding under our senior notes, less amortization of expenses, of $249.5 million were the only material debt that we had outstanding as of June 30, 2008 and December 31, 2007.
     Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2008, this ratio was 8.0% (December 31, 2007 — 8.1%).
     Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 21.5% as of June 30, 2008 (December 31, 2007 — 21.8%).
     Capital Management. On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of our ordinary shares. The authorization covers the period to March 1, 2010.
     On May 13, 2008, we purchased and cancelled 4,080,800 shares for a consideration of $100 million from Candover Partners Limited, the last of our founding shareholders, and a trustee to a Candover employee trust.
     Liquidity. Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at June 30, 2008, Aspen Holdings held $21.8 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at that time.
     At June 30, 2008, our subsidiaries held $599.0 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2008 and for the foreseeable future.
     As of June 30, 2008, we had in issue $385.9 million and £36.9 million in letters of credit to cedants, for which $441.3 million and £49.1 million were held as collateral for the secured letters of credit. Our reinsurance receivables decreased by 24.0% from $304.7 million at December 31, 2007 to $231.7 million at June 30, 2008, mainly as a result of further amounts received from our reinsurers in respect of 2005 hurricane claims.

Outlook and Trends
     The following is a summary of our observations on current market rates, trends and conditions.
     Overall. Overall, insurance and reinsurance prices have continued to fall across the majority of our business lines. In contrast to this, we had a very strong performance in our financial institutions and political risk insurance units where rates have moved significantly in our favor. Both lines, but political risk in particular, are benefiting from increased demand and an attractive pricing environment as banking sentiment in the credit and financial markets continues to deteriorate.
     Property Reinsurance. In our property reinsurance segment, our catastrophe account has seen rates continue to decline with average rate reductions being moderate. We have also reduced our position in Florida given rate softening. Also, a number of our clients have chosen to increase their retentions and buy less reinsurance as a result. Average rate reductions on our risk excess book were more significant with rates for complex risks less impacted. Pro rata pricing continued to soften and we wrote less business than we had expected due to inadequate rating on certain accounts with rates having decreasing moderately. Our property facultative reinsurance book also saw more significant average decreases. The declines in the U.S. were more marked than in the U.K. and continental Europe reflecting the fact that international rates began to fall roughly a year ahead of the U.S.
     Casualty Reinsurance. In this segment, our international treaty line had a better than expected July 1 renewal with relatively flat rates. Competition in U.S. casualty reinsurance remains acute and we non-renewed a number of contracts on rating grounds. The average rate reduction on our book was relatively moderate which was better than our planning assumption and reflects the deliberate reduction of our account where rates are insufficient.
     International Insurance. Our international insurance segment has recorded an average decrease of 5% on our renewal book as rates have continued to decrease across most lines. In marine hull insurance, loss impacted accounts have seen price increases and rates on our book have averaged slight increases. In energy physical damage insurance, we have seen some signs of rating pressure beginning to abate on Gulf of Mexico programs with brokers experiencing difficulty in placing certain programs. In excess casualty, rates are continuing to reduce and have fallen moderately to significantly in the U.S., with higher reductions outside the U.S. market. July is the biggest renewal month for our aviation account year to date and rates were generally flat with some risks we declined subsequently being re-offered at higher prices. We recorded marginal rate increases on renewal business in our aviation account. In U.K. commercial property insurance, competition remains strong with large rate concessions in the property owners’ sector. We were, however, able to achieve marginal average rate increases on our renewal book. Market conditions also remain challenging in U.K. employers’ liability insurance with larger accounts continuing to see declining rates. The average rate reduction on our renewal book continues to be significant although there are some signs that pressure may be abating. In our U.K. and Australian professional lines account, conditions remain very challenging and we have scaled back our underwriting appetite as a result. In political risk, we are seeing increases of as much as 100% in certain segments of the market such as contract frustration and credit insurance. Our financial institutions account is biased towards the U.K., international and emerging markets, and we are seeing rating increases of up to 10% on non-U.K. business, with U.K. business being somewhat more competitive. In the U.S. we are seeing very significant rate increases.
     U.S. Insurance. Our U.S. excess and surplus lines insurance business is seeing great levels of competition with significant average reductions on our property account and moderate reductions on our casualty account. We expect property rates to continue to weaken overall, however, the Florida tri-county area is beginning to show signs of a slow down in rate reductions. U.S. casualty insurance saw rate reductions slow in June compared to earlier in the year.

Recent Developments
We were recently approved to conduct reinsurance business in Singapore. Our Singapore office will initially focus on writing property facultative risks in the region.
Application of Critical Accounting Policies
     Our consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance and the fair value of derivatives and the value of other investments. For a detailed discussion of our critical accounting policies please refer to our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.
Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2008 and 2007 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Second Quarter” below.
Underwriting Results by Operating Segments
     We are organized into four business segments: Property Reinsurance, Casualty Reinsurance, International Insurance and U.S. Insurance. These segments form the basis of how we monitor the performance of our operations.
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
     Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended June 30, 2008 and 2007.
     The contributions of each segment to gross written premiums in the three months ended June 30, 2008 and 2007 were as follows:

	Gross written premiums
	For the three months	For the three months
Business Segment	ended June 30, 2008	ended June 30, 2007
	% of total gross written premiums
Property reinsurance	32.2%	37.8%
Casualty reinsurance	10.7%	15.8%
International insurance	49.0%	39.5%
U.S. insurance	8.1%	6.9%

Total	100.0%	100.0%

	Gross written premiums
	For the three months	For the three months
Business Segment	ended June 30, 2008	ended June 30, 2007
	($ in millions)
Property reinsurance	$170.5	$190.3
Casualty reinsurance	56.8	79.4
International insurance	258.9	198.9
U.S. insurance	42.6	34.9

Total	$528.8	$503.5

Property Reinsurance
     Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also write property facultative risks. We also write some structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates.
     In the first quarter of 2006, we opened a branch office of Aspen U.K. in Paris which writes property facultative business in continental Europe. We have recently established a branch of Aspen U.K. in Zurich which focuses on property and casualty reinsurance in continental Europe. In the three months ended June 30, 2008, the Zurich branch has written $44.1 million of premium. On June 23, 2008, the Monetary Authority of Singapore authorized us to conduct reinsurance business. Our office in Singapore will initially focus on writing property facultative business in the region.
     Gross written premiums. Gross written premiums in our property reinsurance segment decreased by 10.4% compared to the three months ended June 30, 2007. This reduction reflects softening markets, increased competition and the non-renewal of a number of accounts that no longer meet our internal profitability requirements. Premium increases for the treaty pro rata and property facultative business lines include favorable prior year premium adjustments for our U.S-sourced business.

     The table below shows our gross written premiums for each line of business in property reinsurance for the three months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the three months ended		For the three months
Lines of Business	June 30, 2008		ended June 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$79.2	(7.0)%	$85.2
Treaty risk excess	40.0	(39.9)	66.6
Treaty pro rata	36.5	25.0	29.2
Property facultative	14.8	59.1	9.3

Total	$170.5	(10.4)%	$190.3

     Losses and loss adjustment expenses. The net loss ratio for the three months ended June 30, 2008 was 31.0% compared to 44.1% in 2007. The loss ratio in 2007 was affected by $17.0 million of losses associated with floods in the U.K. The second quarter of 2008 has been impacted by losses of approximately $10.0 million related to the U.S. Midwest storms and floods.
     Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
     Policy acquisition, operating and administrative expenses. Total expenses were $42.0 million for the three months ended June 30, 2008 equivalent to 34.0% of net premiums earned (2007 — 33.2%). Policy acquisition expenses have decreased from $31.1 million in 2007 to $23.6 million for the second quarter in 2008, mainly as a result of a $4.3 million reduction in accruals for profit commission. The increase in the operating and administrative expenses to $18.4 million from $16.8 million for the comparative period in 2007 is attributable to a $1.1 million increase in costs associated with our Zurich branch, and increased I.T. infrastructure costs associated with enhancements to our systems.
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
     Gross written premiums. The 28.5% decrease in gross written premiums for the segment was due to reductions in prior year premium estimates for our non-U.S. and U.S. casualty treaty business lines; and a reduction in business written by our U.S. casualty team in London where market conditions are challenging. Also, we have non-renewed certain accounts that no longer meet our internal profitability requirements.

     The table below shows our gross written premiums for each line of business in casualty reinsurance for the three months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the three months ended		For the three months
Lines of Business	June 30, 2008		ended June 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty	$46.9	(15.2)%	$55.3
Non-U.S. treaty	5.7	(74.3)	22.2
Casualty facultative	4.2	121.1	1.9

Total	$56.8	(28.5)%	$79.4

     Losses and loss adjustment expenses. Losses and loss adjustment expenses decreased by $37.3 million in the quarter compared to the equivalent period in 2007, primarily due to a $28.6 million increase in prior year reserve releases and a reduction in net earned premium. The reserve releases reflected favorable loss experience from the international casualty and U.S. casualty reinsurance business lines and the impact from commuting certain U.S. casualty contracts. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Expenses.”
     Policy acquisition, operating and administrative expenses. Total expenses were $24.2 million for the three months ended June 30, 2008 equivalent to 28.2% of net premiums earned (2007 — 21.8%). Policy acquisition expenses have reduced in line with earned premiums, however operating and administrative expenses have increased by $2.3 million or 6.5 percentage points in the expense ratio. The $2.3 million increase in operating costs for the three months ended June 30, 2008 is mainly due to the increase in personnel costs and infrastructure costs associated with our U.K.-based teams.
International Insurance
     Our international insurance segment comprises marine hull, marine and specialty liability, energy, non-marine transport, aviation, professional liability, excess casualty, financial institutions, political risk, U.K. commercial property and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. Our excess casualty business is written out of our Dublin branch, which was authorized in January 2008.
     Gross written premiums. Overall premiums have increased by $60.0 million in the quarter compared to the second quarter of 2007, mainly due to $63.0 million of incremental premium contributed by lines including political risk, excess casualty, non-marine transport and financial institutions insurance which have been established over the past year. Written premium in our other lines decreased by $3.0 million overall, mainly attributed to U.K. commercial liability insurance and aviation insurance which continue to experience rate pressures.

     The table below shows our gross written premiums for each line of business in international insurance for the three months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross written premiums
	For the three months ended		For the three months
Lines of Business	June 30, 2008		ended June 30, 2007
		% increase
	($ in millions)	/(decrease)	($ in millions)
Marine and specialty liability insurance	$47.4	18.2%	$40.1
Energy property insurance	41.7	(7.3)	45.0
Marine hull	17.5	(3.9)	18.2
Aviation insurance	23.1	(13.2)	26.6
U.K. commercial property	22.7	18.9	19.1
U.K. commercial liability	17.1	(30.5)	24.6
Non-marine and transportation liability	14.3	NM *	—
Professional liability	7.4	NM *	—
Excess Casualty	6.3	NM *	—
Financial Institutions	9.2	NM *	—
Political Risk	21.3	NM *	—
U.K. Commercial Property — Construction	4.5	NM *	—
Specialty reinsurance	26.4	4.3	25.3

Total	$258.9	30.2%	$198.9

*	Not Meaningful—These lines of business were not operational at June 30, 2007.
     Losses and loss adjustment expenses. Losses and loss adjustment expenses represented 51.3% of net premiums earned for the three months ended June 30, 2008 compared to 61.3% in 2007. The segment has been impacted by a $15.9 million pollution loss in France and a $3.4 million airline loss in the United States. The loss ratio has decreased by 10 percentage points due to the comparative period suffering from a greater number of losses including a $17.2 million marine hull loss and a $6.5 million provision relating to U.K. floods. This was partially offset by a reduction of $11.9 million in prior period reserve releases in the quarter compared to the prior period. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”
     Policy acquisition, operating and administrative expenses. The acquisition expense ratio has reduced by 2.1 percentage points due in part to a $0.8 million reduction in profit commission accruals and as a result of the change in business mix following the addition of new business lines. The increase in operating and administrative expenses from $13.3 million in the second quarter of 2007 to $19.2 million for the equivalent period in 2008 relates to direct costs of the new teams, salary increases for existing teams and additional infrastructure costs associated with setting up the new teams.

U.S. Insurance
     We write both U.S. property and casualty insurance on an excess and surplus lines basis.
     Gross written premiums. Gross written premiums increased by $7.7 million compared to the second quarter of 2007 due to the repositioning of the property account in the second quarter of 2007 which led to a short-term reduction in written premiums in the prior year.
     The table below shows our gross written premiums for each line of business in U.S. insurance for the three months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the three months ended		For the three months
Lines of Business	June 30, 2008		ended June 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. property	$21.1	51.8%	$13.9
U.S. casualty	21.5	2.4	21.0

Total	$42.6	22.1	$34.9

     Losses and loss adjustment expenses. Losses for the period have decreased significantly by $9.6 million when compared to the prior period, resulting from the above-mentioned repositioning of our property account which in 2007 suffered from a significant number of medium-sized commercial property losses. In the quarter, we also benefited from a $2.1 million increase in prior year reserve releases compared to the prior period in 2007.
     Policy acquisition, operating and administrative expenses. Policy acquisition expenses have decreased to $3.7 million from $5.1 million for the equivalent period in 2007 due to the lower earned premiums and changes in the level of ceding commissions in the period. The acquisition ratio also improved due to the reduction in reinsurance expenditure in the quarter. Operating and administrative expenses have increased from $4.1 million in the second quarter of 2007 to $7.0 million in the second quarter of 2008 due primarily to the reorganization costs. The expense ratio continues to be adversely impacted in the short-term as a result of the investment we have made to rebuild the book and reshape our U.S. operations.
      Total Income Statement — Second Quarter
     Our statement of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.
     Gross written premiums. We wrote more business in the second quarter than in the corresponding period of 2007 as a result of increases in premiums from our new lines of business compensating for the prevailing less favorable pricing environment in some lines of business, predominantly in U.S. casualty reinsurance and property reinsurance.
     Reinsurance ceded. Total reinsurance ceded in the three months ended June 30, 2008 of $22.8 million was $62.2 million less than in the corresponding period in 2007. The overall decrease is due primarily to reductions in spend from the property reinsurance business line offset by increases for international insurance associated with the new lines of business in this segment. The reduction in ceded premium for property reinsurance is due to the purchase in 2007 of U.S. wind industry loss warranties which were not renewed in 2008 and the purchase last year of natural peril industry loss warranties which expire on December 31, 2008.

     Gross premiums earned. Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the second quarter of 2008 decreased by 8.7% compared to the second quarter of 2007 primarily as a result of the reduction in business written in the first quarter of 2008 and the second half of 2007 particularly in the property reinsurance, casualty reinsurance and U.S. insurance segments.
     Net premiums earned. Net premiums earned have decreased by 12.0% in 2008 compared to 2007. Although gross earned premiums have decreased by 8.7% for the same period, net earned premiums have decreased by a larger amount as a result of earnings from multi-year property reinsurance purchased in the second quarter of 2007 and adjustment to prior year property reinsurance ceded premium estimates.
     Losses and loss adjustment expenses. In the second quarter of 2008, we suffered losses of $15.9 million from a pollution claim in marine liability and approximately $10.0 million of losses in our property reinsurance segment in respect of U.S. Midwest floods and storms compared to the second quarter of 2007 which experienced a $23.5 million loss from the June U.K. floods ($17.0 million — property reinsurance; $6.5 million — U.K. property insurance), a marine hull loss of $14.0 million and a $7.1 million U.S. tornado loss. In the second quarter of 2008, prior year reserve releases were $40.5 million compared to $18.1 million in the second quarter 2007. As a result, the overall loss ratio in the second quarter of 2008 had improved by 13.1 percentage points.
     Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”
     The underlying changes in loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and does not reflect the impact of prior year premium adjustments.

			Loss
			Ratio Excluding
	Total Loss	Prior Year Claims	Prior Year
For the three months ended June 30, 2008	Ratio	Adjustment	Reserve Adjustments
Property reinsurance	31.0%	2.1%	33.1%
Casualty reinsurance	63.3%	28.0%	91.3%
International insurance	51.3%	6.9%	58.2%
U.S. insurance	48.4%	10.8%	59.2%
Total	47.4%	10.2%	57.6%

			Loss
			Ratio Excluding
	Total Loss	Prior Year Claims	Prior Year
For the three months ended June 30, 2007	Ratio	Adjustment	Reserve Adjustments
Property reinsurance	44.1%	(0.7)%	43.4%
Casualty reinsurance	72.9%	(3.7)%	69.2%
International insurance	61.3%	14.8%	76.1%
U.S. insurance	86.1%	2.4%	88.5%
Total	60.5%	4.0%	64.5%

     Expenses. We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2008 and 2007. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months	For the three months
	ended June 30, 2008	ended June 30, 2007
Policy acquisition expenses	14.8%	16.9%
Operating and administrative expenses	13.0%	9.2%

Gross expense ratio	27.8%	26.1%
Effect of reinsurance	3.0%	1.8%

Total net expense ratio	30.8%	27.9%

     Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended June 30, 2008 and 2007 are shown in the following table (ratios shown as percentages):

	For the three months ended June 30, 2008					For the three months ended June 30, 2007
Ratios based on	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total
Policy acquisition expense ratio	16.3	13.3	14.6	12.5	14.8	20.6	13.4	16.7	15.3	16.9
Operating and administrative expense ratio	12.7	14.3	10.8	23.6	13.0	11.1	8.0	7.8	12.3	9.2

Gross expense ratio	29.0	27.6	25.4	36.1	27.8	31.7	21.4	24.5	27.6	26.1
Effect of reinsurance	5.0	0.6	2.5	6.5	3.0	1.5	0.4	2.2	8.9	1.8

Total net expense ratio	34.0	28.2	27.9	42.6	30.8	33.2	21.8	26.7	36.5	27.9

     The policy acquisition ratio, gross of the effect of reinsurance, has decreased to 14.8% for the three months ended June 30, 2008 from 16.9% for the comparative period in 2007. The overall reduction in the policy acquisition ratio is primarily driven by the recognition in the prior year of $6.0 million in profit commissions and no claims bonuses compared to $0.9 million in the current year with the remaining variance due to the impact of changes in the business mix and the new lines in the international insurance segment which incur lower average acquisition expenses. Between the two periods we have experienced a $12.7 million increase in our operating and administrative expenses. The increase is attributed mainly to our investment in new underwriting teams in our international insurance segment and the balance related to annual salary award increases and strengthening of our I.T. and risk management departments.
     Net investment income. Net investment income consists of interest on our investment portfolio and changes in value of other investments less investment management fees. In the second quarter of 2008, we generated net investment income of $70.5 million (2007 — $78.8 million). The $8.3 million decrease in investment income was primarily due to a reduction in the contribution from our investment in funds of hedge funds and a slight reduction in yield from cash and investments. During the quarter the book yield on our fixed income portfolio decreased from 4.9% to 4.8% and the portfolio duration increased marginally from 3.4 years to 3.6 years. The average credit quality of our fixed income book, is “AA+”, with 89% of the portfolio being graded “A” or higher.

     Change in fair value of derivatives. In the three months ended June 30, 2008, we recorded a reduction of $1.6 million (2007 — $2.3 million gain) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.3 million (2007 — $0.4 million). In addition, the Company holds foreign currency derivative contracts to purchase $21.7 million of foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a component of changes in fair value of derivative contracts in the Company’s statement of operations. For the three months ended June 30, 2008 the impact of foreign currency contracts on net income is a charge of $1.4 million (2007 — $Nil). Further information on these contracts can be found in Note 6 and 7 to the financial statements.
     Income before tax. In the second quarter of 2008, income before tax was $149.2 million and comprised $86.9 million of underwriting profit, $70.5 million in net investment income, $4.2 million of net foreign exchange and investment losses and $4.0 million of interest expense. In the second quarter of 2007, income before tax was $131.1 million and comprised $52.4 million of underwriting profit, $78.8 million in net investment income, $2.4 million of net exchange and investment gains, $4.0 million of interest expense and $1.5 million of other income. Our higher underwriting profit in the quarter compared to the prior period was mainly due to a lower incidence of losses and increased prior year reserve releases
     Income tax expense. Income tax expense for the three months ended June 30, 2008 was $22.3 million. Our consolidated tax rate for the three months ended June 30, 2008 was 14.9% (2007 — 12.5%). The tax rate in the comparative period in 2007 was impacted by a greater proportion of losses being incurred in our taxable jurisdictions. As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2008. As discussed in the “Overview” above, the effective tax rate may be subject to revision for the remainder of the year.
     Net income after tax. Net income after tax for the three months ended June 30, 2008 was $126.9 million, equivalent to $1.44 basic earnings per ordinary share adjusted for the $7.0 million preference share dividends and $1.39 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended June 30, 2008. The net income for the three months ended June 30, 2007 was $114.7 million equivalent to basic earnings per ordinary share of $1.22 and fully diluted earnings per share of $1.19.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2008 and 2007 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Half Year” below.
Underwriting Results by Operating Segments
     Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the six months ended June 30, 2008 and 2007.
     The contributions of each segment to gross written premiums in the six months ended June 30, 2008 and 2007 were as follows:

	Gross written premiums
	For the six months	For the six months
Business Segment	ended June 30, 2008	ended June 30, 2007
	% of total gross written premiums
Property reinsurance	31.5%	33.5%
Casualty reinsurance	21.3%	26.6%
International insurance	40.7%	33.7%
U.S. insurance	6.5%	6.2%

Total	100.0%	100.0%

	Gross written premiums
	For the six months	For the six months
Business Segment	ended June 30, 2008	ended June 30, 2007
	($ in millions)
Property reinsurance	$354.7	$382.4
Casualty reinsurance	238.9	302.7
International insurance	458.2	384.2
U.S. insurance	73.2	70.7

Total	$1,125.0	$1,140.0

Property Reinsurance
     For a description of our property reinsurance segment, refer to “Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007 — Property Reinsurance,” above.
     Gross written premiums. Gross written premiums in our property reinsurance segment decreased by 7.2% compared to the six months ended June 30, 2007. This reduction reflects softening markets, increased competition, the non-renewal of a number of accounts that no longer meet our internal profitability requirements, offset by favorable prior year estimated premium adjustments for the treaty risk excess and property facultative business lines.

     The table below shows our gross written premiums for each line of business for the six months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the six months ended		For the six months
Lines of Business	June 30, 2008		ended June 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
Treaty catastrophe	$190.8	(6.4)	$203.8
Treaty risk excess	69.9	(22.0)	89.6
Treaty pro rata	69.2	(2.8)	71.2
Property facultative	24.8	39.3	17.8

Total	$354.7	(7.2)%	$382.4

     Losses and loss adjustment expenses. The net loss ratio for the six months ended June 30, 2008 was 30.4% compared to 42.9% in 2007 due to a lower incidence of losses in 2008 and a $25.0 million increase in prior year reserve releases compared to the prior period. Specifically the loss ratio in 2007 was affected by $23.8 million of losses associated with winter storm Kyrill, $17.0 million of losses from the June U.K. floods, $7.1 million of losses from a U.S. tornado and an $8.8 million prior year reserve strengthening. The loss ratio in 2008 experienced a high incidence of risk losses in the first quarter but no significant losses in the second quarter except for approximately $10.0 million of exposure related to the U.S. Midwest floods and storms, and benefited from a $16.2 million prior year reserve release. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
     Policy acquisition, operating and administrative expenses. Total expenses were $84.5 million for the six months ended June 30, 2008 equivalent to 33.8% of net premiums earned (2007 — 30.1%). Policy acquisition expenses have decreased from $58.5 million in 2007 to $49.5 million in 2008, mainly as a result of a reduction in gross earned premium but also due to a $4.7 million reduction in accruals for profit commission. The increase in the operating and administrative expenses to $35.0 million from $31.3 million for the comparative period in 2007 is attributable to increases in costs associated with our Zurich branch, incremental salary increases for existing staff and increased I.T. infrastructure costs associated with enhancements to our systems.

Casualty Reinsurance
     For a description of our casualty reinsurance segment, refer to “Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007 — Casualty Reinsurance.”
     Gross written premiums. The 21.1% decrease in gross written premiums for the segment was due mainly to prior year premium reductions in our non-U.S. treaty business written out of London and reductions in business written and prior year premium adjustments by our U.S. casualty team in London where market conditions are challenging, prior year premiums estimates have reduced and a number of contracts have been commuted. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the six months ended		For the six months
Lines of Business	June 30, 2008		ended June 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. treaty	$136.5	(26.8)%	$186.6
Non-U.S. treaty	95.2	(13.9)	110.6
Casualty facultative	7.2	30.9	5.5

Total	$238.9	(21.1)%	$302.7

     Losses and loss adjustment expenses. Losses and loss adjustment expenses decreased by $36.6 million in 2008 compared to the equivalent period in 2007, due to a 23.2% reduction in gross earned premium and a $20.9 million increase in prior year reserve releases. The reserve releases reflected favorable loss experience from the international casualty and U.S. casualty reinsurance business lines and the impact from commuting certain U.S. casualty contracts. Prior year reserve movements are further discussed below under “Reserves for Losses and Loss Expenses.”
     Policy acquisition, operating and administrative expenses. Total expenses were $52.6 million for the six months ended June 30, 2008 equivalent to 29.2% of net premiums earned (2007 — 24.4%). The increase in acquisition expense ratio was due to a $1.2 million increase in accrued profit commissions and a $3.1 million increase in operating costs for the six months ended June 30, 2008 is mainly due to the increase in personnel costs and infrastructure costs associated with our U.K.-based teams.
International Insurance
     For a description of our international insurance segment, refer to “Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007 — International Insurance.”
     Gross written premiums. Overall premiums have increased by $74.0 million in the period compared to the six months ended June 30, 2007, mainly due to the $87.1 million of premium contributed by our new lines of business. Written premium for existing lines decreased by $13.1 million mainly due to energy property insurance which experienced reducing rates and specialty reinsurance which suffered from a prior year premium adjustment. We have reduced our premiums written in U.K. commercial liability due to continuing rate pressure and our decision to decline business that does not meet our internal profitability requirements.

     The table below shows our gross written premiums for each line of business for the six months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross written premiums
	For the six months ended			For the six months
Lines of Business	June 30, 2008			ended June 30, 2007
	($ in millions)	% increase/(decrease)		($ in millions)
Marine and specialty liability insurance	$102.2	8.0%		$94.6
Energy property insurance	65.1	(11.1)		73.2
Marine hull	36.1	4.3		34.6
Aviation insurance	34.3	(8.5)		37.5
U.K. commercial property	32.1	20.7		26.6
U.K. commercial liability	37.2	(20.0)		46.5
Non-marine and transportation liability	21.4	NM	*	—
Professional liability	15.0	NM	*	—
Excess Casualty	8.3	NM	*	—
Financial Institutions	12.1	NM	*	—
Political Risk	25.8	NM	*	—
U.K. Commercial Property — Construction	4.5	NM	*	—
Specialty reinsurance	64.1	(10.0)		71.2

Total	$458.2	19.3%		$384.2

*	Not Meaningful—These lines of business were not operational at June 30, 2007.
          Losses and loss adjustment expenses. The net loss ratio for the six months ended June 30, 2008 was 57.9% compared to 58.5% in 2007. In 2008, the segment suffered from a first quarter $6.4 million satellite loss and in the second quarter, a $15.9 million pollution loss in France and a $3.4 million airline loss in the United States. In the first half of 2007, the segment suffered significantly greater losses including a $3.8 million marine loss following the grounding of a container ship during winter storm Kyrill, an $8.1 million loss following the failure of the Sealaunch satellite launch vehicle, a $14.0 million loss following a shipping collision and a $3.2 million loss following the grounding of an ocean liner. In the first half of 2008, the segment experienced a $20.9 million reduction in prior year reserve releases but this has not resulted in an overall loss ratio increase due to the significant losses experienced in the prior year. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”
     Policy acquisition, operating and administrative expenses. Total expenses were $91.1 million for the six months ended June 30, 2008 equivalent to 29.2% of net premiums earned (2007 — 27.0%). The acquisition expense ratio has reduced by 0.4 percentage points in the period due in part to a $2.2 million reduction in profit commission accruals but also due to the change in business mix following the introduction of new lines which incur lower acquisition expenses.
     Operating and administrative expenses have increased by $9.1 million compared to the six months ended June 30, 2007 mainly due to increases in personnel costs associated with the establishment of our Dublin branch, direct costs of the new underwriting teams, salary increases for existing teams and additional infrastructure costs associated with setting up the new teams.

U.S. Insurance
     We write both U.S. property and casualty insurance on an excess and surplus lines basis.
     Gross written premiums. Gross written premiums increased by 3.5% compared to the prior period of 2007 due to increased property business compensating for reduced casualty premium as a result of competition and business being declined due to rate adequacy.
     The table below shows our gross written premiums for each line of business for the six months ended June 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the six months ended		For the six months
Lines of Business	June 30, 2008		ended June 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)
U.S. property	$31.6	19.7%	$26.4
U.S. casualty	41.6	(6.1)	44.3

Total	$73.2	3.5%	$70.7

     Losses and loss adjustment expenses. Losses for the period have decreased by $18.9 million when compared to the prior period, which suffered from a significant number of medium-sized commercial property losses. The first half of 2008 has not seen the same level of claims activity on the property account and has also benefited from $7.4 million of prior year reserve releases.
     Policy acquisition, operating and administrative expenses. Policy acquisition expenses have decreased by $2.2 million due to a $16.6 million reduction in gross earned premiums. The current year acquisition ratio has been affected by a $1.6 million accrual for profit commission the impact from which has been further impacted by the reduction in reinsurance expenditure in the quarter. Operating and administrative expenses have increased from $10.3 million in 2007 to $12.6 million in 2008 due primarily to the reorganization costs. The expense ratio continues to be adversely impacted in the short-term as a result of the investment we have made to rebuild the book and reshape our U.S. operations.

Total Income Statement — Half Year
     Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.
     Gross written premiums. We wrote less business in the first half of 2008 than in the corresponding period of 2007 as a result of a number of factors including the prevailing less favorable pricing environment in some lines of business, such as U.S. casualty reinsurance and property reinsurance partially offset by increases in premiums from some of our new lines of business in international insurance.
     Reinsurance ceded. Our reinsurance spend of $99.4 million is 40.3% lower than the corresponding period of 2007, because in 2007 we had taken the opportunity to purchase property covers at favorable prices for two wind seasons. This was partially offset by our reinsurance purchases in 2008 for our new lines of business.
     Gross premiums earned. Gross premiums earned in the first half year of 2008 decreased by 9.3% compared to the first half of 2007 primarily as a result of the reduction in business written in the property reinsurance and casualty reinsurance segments.
     Net premiums earned. Net premiums earned have decreased by 11.4% in the first half of 2008 compared to the first half of 2007 primarily due to earnings from multi-year property reinsurance purchased in the second quarter of 2007, prior year ceded premium re-estimates and reinsurance costs for our new lines of business.
     Losses and loss adjustment expenses. Net losses have reduced by $102.7 million in the first half of 2008 compared to the first half of 2007 due in part to a reduction in earned premiums but primarily due to a lower incidence of large losses in the year and a $35.6 million increase in prior year reserve releases. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”
     The underlying changes in loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and does not reflect the impact of prior year premium adjustments.

			Loss
			Ratio Excluding
		Prior Year	Prior Year
	Total Loss	Claims	Reserve
For the six months ended June 30, 2008	Ratio	Adjustment	Adjustments
Property reinsurance	30.4%	6.5%	36.9%
Casualty reinsurance	64.2%	21.2%	85.4%
International insurance	57.9%	5.8%	63.7%
U.S. insurance	49.4%	16.6%	66.0%

Total	50.1%	10.1%	60.2%

			Loss
			Ratio Excluding
		Prior Year	Prior Year
	Total Loss	Claims	Reserve
For the six months ended June 30, 2007	Ratio	Adjustments	Adjustments
Property reinsurance	42.9%	(3.0)%	39.9%
Casualty reinsurance	65.7%	7.5%	73.2%
International insurance	58.5%	11.9%	70.4%
U.S. insurance	71.2%	—	71.2%

Total	55.9%	5.0%	60.9%

     Expenses. We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the six months ended June 30, 2008 and 2007. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the six months	For the six months
	ended June 30, 2008	ended June 30, 2007
Policy acquisition expenses	16.3%	16.7%
Operating and administrative expenses	12.4%	9.4%

Gross expense ratio	28.7%	26.1%
Effect of reinsurance	2.9%	1.9%

Total net expense ratio	31.6%	28.0%

     Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the six months ended June 30, 2008 and 2007 are shown in the following table (ratios shown as percentages):

	For the six months ended June 30, 2008					For the six months ended June 30, 2007
Ratios based on	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total
Policy acquisition expense ratio	17.4	16.0	15.7	15.3	16.3	18.7	15.3	16.2	14.8	16.7
Operating and administrative expense ratio	12.3	12.6	10.8	22.7	12.4	10.0	8.4	8.4	14.3	9.4

Gross expense ratio	29.7	28.6	26.5	38.0	28.7	28.7	23.7	24.6	29.1	26.1
Effect of reinsurance	4.1	0.6	2.7	9.2	2.9	1.4	0.7	2.4	7.4	1.9

Total net expense ratio	33.8	29.2	29.2	47.2	31.6	30.1	24.4	27.0	36.5	28.0

     The policy acquisition ratio, gross of the effect of reinsurance, has reduced to 16.3% for the six months ended June 30, 2008 from 16.7% for the comparative period in 2007. The reduction is driven mainly by the $3.7 million reduction in profit commissions accruals particularly in the property reinsurance segment.

Between the two periods we have experienced an $18.2 million increase in our operating and administrative expenses due to increases in personnel and accommodation costs resulting from the introduction of new teams and an increase in I.T. infrastructure costs associated with the enhancements of our systems.
     Net investment income. Net investment income consists of interest on fixed income securities and the change in value of other investments less investment management fees. In the first half year of 2008, we generated net investment income of $109.6 million (2007 — $146.3 million). The $36.7 million decrease in investment income was primarily due to losses from our investment in funds of hedge funds compared to gains in the comparable period of 2007. During the period, the book yield on our fixed income portfolio decreased from 5.1% to 4.8% and the portfolio duration increased from 3.4 years to 3.6 years. Net investment income for the first half of 2008 also included a one-off negative accounting adjustment of $7.8 million relating to 2007.
     Change in fair value of derivatives. In the six months ended June 30, 2008, we recorded a reduction of $3.8 million (2007 — $4.5 million) in the estimated fair value of our credit insurance contract including $0.6 million (2007 — $0.7 million) of interest expense. In addition, the Company holds foreign currency derivative contracts to purchase $21.7 million of foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a component of changes in fair value of derivative contracts in the Company’s statement of operations. For the six months ended June 30, 2008 the impact of foreign currency contracts on net income is a charge of $1.4 million (2007- $Nil). Further information on these contracts can be found in Note 6 and 7 to the financial statements.
     Income before tax. In the first half year of 2008, income before tax was $244.7 million and comprised $144.1 million of underwriting profit, $109.6 million in net investment income, $1.1 million of net foreign exchange and investment gains, $7.9 million of interest expense and $2.2 million of other expenses. In the first half year of 2007, income before tax was $278.3 million and comprised $142.9 million of underwriting profit, $146.3 million in net investment income, $3.1 million of net exchange and investment gains, $7.9 million of interest expense and $6.1 million of other expenses. Our lower investment income in the first half of 2008 compared to the prior period was mainly due to adverse performance from our fund of hedge fund investments and a $7.8 million prior year accounting adjustment.
     Income tax expense. Income tax expense for the six months ended June 30, 2008 was $36.6 million. Our consolidated tax rate for the six months ended June 30, 2008 was 15.0% (2007 — 15.0%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2008. As discussed in the “Overview” above, the effective tax rate may be subject to revision.
     Net income after tax. Net income after tax for the six months ended June 30, 2008 was $208.1 million, equivalent to $2.31 basic earnings per ordinary share adjusted for the $13.9 million preference share dividends and $2.24 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the six months ended June 30, 2008. The net income for the six months ended June 30, 2007 was $236.6 million equivalent to basic earnings per ordinary share of $2.53 and fully diluted earnings per share of $2.46.
Reserves for Losses and Loss Expenses
     As of June 30, 2008, we had total net loss and loss adjustment expense reserves of $2,712.7 million (December 31, 2007 — $2,641.3 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $2,944.4 million at the balance sheet date of June 30, 2008, a total of $1,619.9 million or 55.0% represented IBNR claims (December 31, 2007 — $2,946.0 million and 54.7%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at June 30, 2008
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)
Property reinsurance	$453.3	$(57.3)	$396.0
Casualty reinsurance	1,348.9	(14.0)	1,334.9
International insurance	1,006.2	(99.6)	906.6
U.S. insurance	136.0	(60.8)	75.2

Total losses and loss expense reserves	$2,944.4	$(231.7)	$2,712.7

	As at December 31, 2007
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)
Property reinsurance	$537.5	$(78.2)	$459.3
Casualty reinsurance	1,276.3	(13.7)	1,262.6
International insurance	999.2	(139.2)	860.0
U.S. insurance	133.0	(73.6)	59.4

Total losses and loss expense reserves	$2,946.0	$(304.7)	$2,641.3

     The reduction in reinsurance recoverables is due to the continuing settlement of losses associated with Hurricanes Katrina, Rita and Wilma.
     For the six months ended June 30, 2008, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $80.0 million. An analysis of this reduction by line of business is as follows for each of the three and six months ended June 30, 2008 and 2007:

	For the three months		For the six months
	ended		ended
	June 30,	June 30,	June 30,	June 30,
Business Segment	2008	2007	2008	2007
	($ in millions)		($ in millions)
Property reinsurance	$2.6	$(1.0)	$16.2	$(8.8)
Casualty reinsurance	24.0	(4.6)	38.3	17.4
International insurance	11.2	23.1	18.1	35.8
U.S. insurance	2.7	0.6	7.4	(0.0)

Total Losses and loss expense reserves reductions	$40.5	$18.1	$80.0	$44.4

     The key elements which gave rise to the net favorable development during the three months ended June 30, 2008 were as follows:
     Property Reinsurance: The $2.6 million reserve release in this segment was predominantly due to releases on the catastrophe in relation to decreases in loss estimates for the 2007 U.K. Floods, for which our estimate of ultimate claims has fallen by nearly $2 million. This is a result of the latest information provided by clients. Ultimate claim estimates for the 2004 and 2005 major hurricanes are largely unchanged in the six months ended June 30, 2008.
     Casualty Reinsurance. The $24.0 million reserve release in our casualty reinsurance segment is mainly attributable to reserve releases on our U.S. casualty and international casualty reinsurance business which contributed $16.3 million and $6.3 million respectively. These releases are from a combination of several factors. For both U.S. and international casualty, where claims may take several years to emerge, the experience to date compared with starting loss ratios and expected patterns has generally been better than expected at the aggregate level. Additional releases occurred from commutations of certain contracts and the ultimates associated with loss dependent contracts.
     International Insurance. The $11.2 million reduction in the net reserves in this segment was due to an improvement over several lines of business. The largest movement occurred in our specialty reinsurance account from which we released $5.9 million as a result of favorable loss experience. U.K. commercial property and U.K. commercial liability also improved by over $2.3 million for each line of business. This was offset by a deterioration of $4.0 million on the energy physical damage account mainly as a result of an increase in our case reserves for a pipeline loss.
     U.S. Insurance. Owing to better than expected experience on prior years, we had a release of $2.7 million mainly from our property line of business.
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
     For a more detailed description see “Management’s Discussion and Analysis — Critical Accounting Policies” and “Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment Expenses,” included in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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
Capital Management
     On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of ordinary shares. The authorization covers the period to March 1, 2010. On May 13, 2008, we purchased $100 million of our ordinary shares under our share repurchase program.
     The following table shows our capital structure at June 30, 2008 compared to December 31, 2007.

		As at
	As at	December 31,
	June 30, 2008	2007
	($ in millions)
Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,434.7	$2,398.4
Preference shares (liquidation preference less issue expenses)	419.2	419.2
Long-term debt	249.5	249.5

Total capital	$3,103.4	$3,067.1

     Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2008, this ratio was 8.0% (December 31, 2007 — 8.1%).
     Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 21.6% as of June 30, 2008 (December 31, 2007 — 21.8%).
     Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $2,853.9 million at June 30, 2008 (December 31, 2007 — $2,817.6 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.
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
     As at June 30, 2008, Aspen Holdings held $21.8 million (December 31, 2007 — $17.9 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.
     In the six months ended June 30, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings a dividend of $25.0 million and $60.0 million, respectively. In the six months ended June 30, 2007, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings a dividend of $25.0 million and $20.0 million, respectively. No other dividends were paid to Aspen Holdings in 2007. Aspen Holdings also received interest of $18.3 million (2007 — $13.0 million) from Aspen U.K. Holdings in respect of an intercompany loan.
     The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
     In addition to its dividend capacity as at June 30, 2008, Aspen Bermuda could also make capital repayments to Aspen Holdings of approximately $174 million without prior approval from the Bermuda Monetary Authority. Aspen U.K. has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings.

     Insurance subsidiaries. As of June 30, 2008, the Insurance Subsidiaries held approximately $595.4 million (December 31, 2007 — $633.5 million) in cash and cash equivalents. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2008 and for the foreseeable future.
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
     The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2008 and December 31, 2007:

		As at
	As at June 30,	December
	2008	31, 2007
	($ in millions except percentages)
Assets held in multi-beneficiary trusts	$1,459.9	$1,422.5
Assets held in single beneficiary trusts	53.1	52.5
Letters of credit issued under our revolving credit facilities (1)	107.8	133.3
Secured letters of credit (2)	351.6	344.9

Total	$1,972.4	$1,953.2

Total as % of cash and invested assets	33.0%	33.2%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of June 30, 2008, the Company had funds on deposit of $441.3 million and £49.1 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.
     Further information on these arrangements can be found in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
     Consolidated cash flows for the six months ended June 30, 2008. Total net cash flow from operations from December 31, 2007 through June 30, 2008 was $319.8 million, an increase of $0.2 million over the comparative period. For the six months ended June 30, 2008, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On May 27, 2008, we paid a dividend of $0.15 per ordinary share to shareholders of record on May 12, 2008. On July 1, 2008 dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on June 15, 2008. On July 1, 2008 dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual

Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders on June 15, 2008.
     Credit Facility. On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005 (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents and The Bank of New York, as collateral agent. On September 1, 2006 the aggregate limit available under the credit facility was increased to $450 million.
     The credit facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The credit facility will expire on August 2, 2010. As of June 30, 2008, no borrowings were outstanding under the credit facilities, although we had $107.8 million of outstanding uncollateralized letters of credit. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.
     Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best Company (“A.M. Best”) financial strength rating of B++ or S&P financial strength rating of A-; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Contractual Obligations and Commitments
     The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of June 30, 2008:

						Later
	2008	2009	2010	2011	2012	Years	Total
	($ in millions)
Operating Lease Obligations	$4.0	6.9	7.8	7.8	7.4	40.6	$74.5
Long-Term Debt Obligations (1)	—	—	—	—	—	250.0	$250.0
Reserves for Losses and loss adjustment expenses (2)	$630.7	761.3	508.7	303.8	177.8	562.1	$2,944.4

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “ — Critical Accounting Policies-Reserves for Losses and Loss Expenses.”
     Further information on operating leases is given in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Off-Balance Sheet Arrangements
     Ajax Re is a variable interest entity under the provisions of FASB interpretation No.46 (R). We have a variable interest in the entity, however we are not the primary beneficiary of the entity and therefore we are not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 6 to the unaudited financial statements for the six months ended June 30, 2008 included elsewhere in this report.
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
Effects of Inflation
     The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write casualty/liability business in the United States, the United Kingdom, Ireland, Switzerland and Australia, where claims inflation has grown particularly strong in recent years. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in current period earnings.

Cautionary Statement Regarding Forward-Looking Statements
     This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “do not believe”, “anticipate”, “expect”, “plan”, “estimate”, “project”, “seek”, “will”, “may”, “continue”, “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•	the impact of the deteriorating credit environment created by the sub-prime crisis and the global credit crunch;

•	a decline in the value of our investment portfolio or a rating downgrade of the securities in our portfolio;

•	the Company’s reliance on loss reports received from cedants and loss adjustors;

•	our reliance on industry loss estimates and those generated by modeling techniques; changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality;

•	the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the impact of commodity price inflation on our claims costs;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage after major loss events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by insurance regulators and prosecutors.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Interest rate risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes ensuring our asset duration does not materially exceed our liability duration and maintaining a relatively short duration to reduce the effect of interest rate changes on book value.

     As at June 30, 2008, our fixed income portfolio had an approximate duration of 3.6 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

	Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	-100	-50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$4,981.4	$4,894.4	$4,806.3	$4,717.8	$4,629.4
Gain/(loss) $ in millions	$175.1	$88.1	0.0	$(88.5)	$(176.9)
Percentage of portfolio	3.64%	1.83%	0.00%	(1.84)%	(3.68)%
     Equity risk. We have invested in three funds of hedge funds with an estimated fair value of $555.3 million at June 30, 2008. These investments comprise 9.3% of our total of cash and cash equivalents and invested assets as at that date. The value of these funds reduced by 1.1% from $561.4 million at December 31, 2007. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of diverse strategies and securities.
     To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general.
     Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of June 30, 2008, approximately 81% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 13% were in British Pounds and approximately 6% were in other currencies. For the six months ended June 30, 2008, 15.4% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2008. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2008, would have impacted reported net comprehensive income by approximately $58.1 million for the six months ended June 30, 2008.
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
     In the second quarter of 2008, we entered into a foreign exchange forward contract to purchase $21.7 million of foreign currencies at a fixed exchange rate. For the three and six months ended June 30, 2008, a charge of $1.4 million on net income under this contract was incurred. There were no outstanding contracts at June 30, 2007.

     Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2008 and December 31, 2007, the average rating of fixed income securities in our investment portfolio was respectively, “AAA” and “AA+”. During the first quarter of 2007 there were growing reports of defaults in the U.S. sub-prime mortgage market. We took an early view on the sub-prime sector of the mortgage-backed securities market and exited the minimal direct exposure we had by the end of the second quarter of 2007. We also reduced our exposure to corporate debt of companies that operate or engage in, and we believe have meaningful exposure to, sub-prime mortgage business.
     In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A-” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.
     We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 6 to the unaudited financial statements for the six months ended June 30, 2008 above.
     The table below shows our reinsurance recoverables as of June 30, 2008 and December 31, 2007, and our reinsurers’ ratings.

	As at	As at
	June 30, 2008	December 31, 2007
A.M. Best	($ in millions)	($ in millions)
A++	$23.0	$31.0
A+	36.6	46.3
A	126.6	166.9
A-	27.9	37.2
B++	2.4	3.3
Not rated	15.2	20.0

Total	$231.7	$304.7

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
Changes in Internal Control over Financial Reporting
     The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.
Item 1A. Risk Factors
     There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. However, also please refer to the “Cautionary Statement Regarding Forward Looking Statements” provided elsewhere in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with the options held by the Names’ Trustee as described further in Note 10 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cashless basis at the exercise price as described in Note 10 to our financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Number of
Date Issued	Shares Issued
April 15, 2008	75
May 15, 2008	160
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
     In the second quarter of 2008, we made the following share repurchases:

Maximum Number (or
Approximate Dollar
			Total Number of	Value) of
			Shares	Shares that May Yet be
			Purchased as Part of	Purchased under the
	Total Number of	Average Price	Publicly Announced	Plans of
Period	Shares Purchased	Paid per Share	Plans	Programs
May 13, 2008 (1)	4,080,800	$24.505	4,080,800	$200 million
June 26, 2008 (2)	9,140	$24.30	—	—

(1)	On May 13, 2008, we entered into a share purchase agreement with one of our founding shareholders, Candover Investments plc, its subsidiaries and funds under management (“Candover”) and Halifax EES Trustees International Limited, as trustees to a Candover employee trust (“Halifax”), to repurchase a total of 4,080,800 ordinary shares at price per share of $24.505 for a total of $100 million. The shares were repurchased in connection with the share repurchase program announced on February 6, 2008 of up to $300 million. The Board authorization covers the period to March 1, 2010.

(2)	On June 26, 2008, we entered into a share purchase agreement with Appleby Services (Bermuda) Limited (the “Names’ Trustee”) to repurchase a total of 9,140 ordinary shares at a price per share of $24.30 for a total of $222,102. The repurchase was completed on August 4, 2008.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submissions of Matters to a Vote of Security Holders
     (a) Our 2008 Annual General Meeting of Shareholders was held on April 30, 2008.
     (b) Proxies were solicited by our management in connection with our 2008 Annual General Meeting.
     (c) The following matters were voted upon at the Annual General Meeting with the voting results indicated. Paragraphs (8) through (12) below relate to matters concerning the Company’s subsidiaries. The Company’s Bye-Law 84 provides that if the Company is required or entitled to vote at a general meeting of any of its subsidiaries organized under the laws of a jurisdiction outside the United States of America (each, a “Non-U.S. Subsidiary”) the Board will refer the subject matter of the vote to the Shareholders of the Company in a general meeting of the Company.
     (1) Proposal Regarding Re-Election of Mr. Christopher O’Kane, Ms. Heidi Hutter, Mr. David Kelso, Mr. John Cavoores and Mr. Liaquat Ahamed as Class I Directors, who will serve until our 2011 Annual General Meeting

		Votes
Nominee	Votes For	Against
Christopher O’Kane	79,074,664	77,848
Heidi Hutter	79,031,508	121,004
David Kelso	74,730,319	4,422,193
John Cavoores	71,410,831	7,741,681
Liaquat Ahamed	79,031,508	121,004
     (2) Proposal Regarding Re-Election of Mr. Richard Houghton as a Class II Director, who will serve until our 2009 Annual General Meeting

		Votes	Votes
Nominee	Votes For	Against	Abstained
Richard Houghton	79,024,791	118,660	9,061
     (3) Proposal Regarding Election of Class III Directors
     Our Bye-Laws provide for a classified board of directors, divided into three classes. At the 2008 Annual General Meeting, the Shareholders re-elected two of our Class III Directors, who will serve until our 2010 Annual General Meeting.

		Votes
Nominee	Votes For	Against
Matthew Botein	71,297,461	7,855,051
Richard Bucknall	71,321,061	7,831,451
     (4) Proposal Regarding Adoption of the Employee Share Purchase Plan
     Our shareholders voted to approve the adoption of the Company’s Employee Share Purchase Plan, to provide eligible employees of the Company and its designated subsidiaries with an opportunity to share in the ownership of the Company by offering successive options to purchase ordinary shares on terms mutually advantageous to the Company and its employees.

Votes For	Votes Against	Votes Abstained
78,301,292	823,735	27,485

     (5) Proposal Regarding Adoption of the 2008 Sharesave Scheme
     Our shareholders voted to approve the adoption of the Company’s 2008 Sharesave Scheme, to provide eligible employees of the Company and its designated subsidiaries with an opportunity to share in the ownership of the Company by offering successive options to purchase ordinary shares on terms mutually advantageous to the Company and its employees.

Votes For	Votes Against	Votes Abstained
77,605,706	1,523,400	23,406
     (6) Proposal Regarding Appointment of an Independent Registered Public Accounting Firm
     Our Shareholders voted to approve the appointment of KPMG Audit Plc (“KPMG”) as our independent registered public accounting firm for the 2008 fiscal year, and have authorized the Company’s Board of Directors through the Audit Committee to set their remuneration.

Votes For	Votes Against	Votes Abstained
78,622,289	514,217	16,006
     (7) Proposal Regarding the Amendment and Restatement of the Bye-Laws of the Company

Votes For	Votes Against	Votes Abstained
77,832,394	1,291,565	28,553
     (8) Proposals Regarding Various Matters Concerning Aspen U.K., a wholly owned insurance company organized under the laws of England and Wales
     At the 2008 Annual General Meeting, the Shareholders elected eight nominees as designated company directors who will serve as Aspen U.K. directors.

Nominee	Votes For	Votes Against
Glyn Jones	73,871,879	5,280,633
Christopher O’Kane	78,836,017	316,495
Richard Bucknall	71,981,251	7,171,261
Ian Cormack	73,983,823	5,168,689
Marek Gumienny	76,519,663	2,632,849
Stephen Rose	75,510,635	3,641,877
Oliver Peterken	76,342,875	2,809,637
Heidi Hutter	79,016,805	135,707
     At the 2008 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen U.K. to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
77,597,281	1,526,436	28,795
     Mr. Gumienny has resigned with effect May 27, 2008. Mr. Richard Houghton was appointed with effect May 6, 2008.

     At the 2008 Annual General Meeting, the Shareholders voted to amend Aspen U.K.’s Memorandum and Articles of Association in order to update them to take account of changes in UK company law brought about by the United Kingdom’s Companies Act 2006.

Votes For	Votes Against	Votes Abstained
78,361,659	754,731	36,122
     At the 2008 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen U.K. for the 2008 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
78,733,043	215,967	203,502
     (9) Proposals Regarding Various Matters Concerning Aspen Insurance UK Services Limited (“Aspen Services”), a wholly owned company organized under the laws of England and Wales
     At the 2008 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Aspen Services directors.

Nominee	Votes For	Votes Against
Christopher O’Kane	78,840,842	311,670
Richard Houghton	78,838,022	314,490
Stephen Rose	76,342,875	2,809,637
     At the 2008 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen Services to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
77,597,952	1,526,189	28,371
     At the 2008 Annual General Meeting, the Shareholders voted to amend Aspen Services’ Memorandum and Articles of Association in order to update them to take account of changes in UK company law brought about by the United Kingdom’s Companies Act 2006.

Votes For	Votes Against	Votes Abstained
78,360,261	753,158	39,093
     At the 2008 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen Services for the 2008 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
78,324,748	521,359	306,405
     (10) Proposals Regarding Various Matters Concerning Aspen (UK) Holdings Limited (“Aspen (UK) Holdings”), a wholly owned intermediary holding company organized under the laws of England and Wales

     At the 2008 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Aspen (UK) Holdings directors.

Nominee	Votes For	Votes Against
Christopher O’Kane	78,832,617	319,895
Richard Houghton	78,832,617	319,895
Stephen Rose	76,342,875	2,809,637
     At the 2008 Annual General Meeting, the Shareholders voted to authorize the directors of Aspen (UK) Holdings to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
77,596,524	1,526,181	29,807
     At the 2008 Annual General Meeting, the Shareholders voted to amend Aspen (UK) Holdings’ Memorandum and Articles of Association in order to update them to take account of changes in UK company law brought about by the United Kingdom’s Companies Act 2006.

Votes For	Votes Against	Votes Abstained
78,360,471	752,036	40,005
     At the 2008 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of Aspen (UK) Holdings for the 2008 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
78,622,454	221,226	308,832
     (11) Proposals Regarding Various Matters Concerning AIUK Trustees Limited (“AIUK Trustees”), a wholly owned company organized under the laws of England and Wales.
     At the 2008 Annual General Meeting, the Shareholders elected four nominees as designated company directors who will serve as AIUK Trustees directors.

Nominee	Votes For	Votes Against
Stephen Rose	76,578,413	2,574,099
John Henderson	76,342,875	2,809,637
Christopher Woodman	76,381,485	2,771,037
Tania Kerno	76,345,150	2,807,362
     At the 2008 Annual General Meeting, the Shareholders voted to authorize the directors of AIUK Trustees to allot shares pursuant to Section 80 of the United Kingdom’s Companies Act.

Votes For	Votes Against	Votes Abstained
77,588,874	1,529,830	33,808
     At the 2008 Annual General Meeting, the Shareholders voted to amend AIUK Trustees’ Memorandum and Articles of Association in order to update them to take account of changes in UK company law brought about by the United Kingdom’s Companies Act 2006.

Votes For	Votes Against	Votes Abstained
78,359,137	756,576	36,799
     At the 2008 Annual General Meeting, the Shareholders voted to approve the re-appointment of KPMG as the auditor of AIUK Trustees for the 2008 fiscal year and to hold office until the next annual general meeting, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
78,723,555	222,981	205,976
     (12) Proposals Regarding Various Matters Concerning Aspen Bermuda, a wholly owned insurance company organized under the laws of Bermuda.
     At the 2008 Annual General Meeting, the Shareholders elected eight nominees as designated company directors who will serve as Aspen Bermuda directors and voted to authorize the board of directors of Aspen Bermuda to appoint any individual as an alternate director or as a director to fill any casual vacancy created from time to time.

Nominee	Votes For	Votes Against
Christopher O’Kane	78,854,017	298,495
Julian Cusack	78,871,217	281,295
James Few	76,351,100	2,801,412
Oliver Peterken	76,351,100	2,801,412
David Skinner	76,351,100	2,801,412
Karen Green	77,367,233	1,785,279
Kate Vacher	76,357,900	2,794,612
Heather Kitson	76,422,115	2,730,397
     At the 2008 Annual General Meeting, the Shareholders voted to approve the appointment of KPMG as the auditor of Aspen Bermuda for the 2008 fiscal year, and have authorized the board of directors through the Audit Committee of the Company to set their remuneration.

Votes For	Votes Against	Votes Abstained
78,720,613	225,373	206,526
     At the 2008 Annual General Meeting, the Shareholders voted to approve the proposal regarding the Amendment and Restatement of the Bye-Laws of the Company

Votes For	Votes Against	Votes Abstained
78,359,138	758,365	35,009
Item 5. Other Information
None.

Item 6. Exhibits
     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Service Agreement between Julian Cusack and Aspen Insurance UK Services Limited, dated May 1, 2008.

10.2	Amended and Restated Service Agreement between Julian Cusack and Aspen Insurance Holdings Limited, dated May 1, 2008.

10.3	Amendment to Richard Houghton’s Service Agreement, dated May 13, 2008

10.4	Form of 2008 Performance Share Agreement.

10.5	Form of 2008 Non-Employee Director RSU Agreement.

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Insurance Holdings Limited (Registrant)
Date: August 6, 2008	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: August 6, 2008	By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer