Form 10-Q
period 2008-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2008-11-10
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 3, 2008, there were 81,473,268 ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investments
Fixed income maturities available for sale, at fair value (amortized cost — $4,481.6 and $4,344.1)	$4,410.7	$4,385.8
Other investments	513.1	561.4
Short-term investments available for sale, at fair value (amortized cost — $226.3 and $279.6)	226.3	280.1

Total investments	5,150.1	5,227.3
Cash and cash equivalents	741.6	651.4
Reinsurance recoverables
Unpaid losses	241.5	304.7
Ceded unearned premiums	77.5	77.0
Receivables
Underwriting premiums	675.4	575.6
Other	102.6	59.8
Funds withheld	77.4	104.5
Deferred policy acquisition costs	166.7	133.9
Derivatives at fair value	10.9	17.3
Income tax receivable	2.2	—
Office properties and equipment	32.4	27.8
Other assets	19.8	13.8
Intangible assets	8.2	8.2

Total assets	$7,306.3	$7,201.3

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,081.9	$2,946.0
Unearned premiums	940.8	757.6

Total insurance reserves	4,022.7	3,703.6
Payables
Reinsurance premiums	98.0	81.3
Deferred taxation	35.6	59.7
Current taxation	—	60.5
Accrued expenses and other payables	246.2	210.1
Liabilities under derivative contracts	16.7	19.0

Total payables	396.5	430.6
Long-term debt	249.5	249.5

Total liabilities	$4,668.7	$4,383.7

Commitments and contingent liabilities (see Note 11)	—	—

See accompanying notes to unaudited condensed consolidated financial statements.

	As at	As at
	September 30,	December 31,
	2008	2007
	(Unaudited)

SHAREHOLDERS’ EQUITY
Ordinary shares: 81,450,413 shares of 0.15144558¢ each (2007 — 85,510,673)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2007 — 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2007 — 8,000,000)	—	—
Additional paid-in capital	1,754.1	1,846.1
Retained earnings	882.1	858.8
Accumulated other comprehensive income, net of taxes	1.3	112.6

Total shareholders’ equity	2,637.6	2,817.6

Total liabilities and shareholders’ equity	$7,306.3	$7,201.3

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Net earned premiums	$434.2	$419.7	$1,223.1	$1,309.9
Net investment income	19.3	72.4	128.9	218.7
Realized investment (losses)	(58.1)	(1.9)	(56.3)	(12.3)
Change in fair value of derivatives	(0.7)	(2.7)	(5.9)	(8.1)

Total Revenues	394.7	487.5	1,289.8	1,508.2

Expenses
Losses and loss adjustment expenses	413.4	219.9	808.9	718.1
Policy acquisition expenses	70.4	76.1	211.8	235.5
Operating and administrative expenses	51.6	58.6	159.5	148.3
Interest on long-term debt	3.8	4.2	11.7	12.8
Net realized and unrealized foreign exchange losses (gains)	2.7	(9.2)	3.4	(22.7)
Other (income) expense	(1.3)	—	(4.3)	—

Total Expenses	540.6	349.6	1,191.0	1092.0

Income (loss) from operations before income tax	(145.9)	137.9	98.8	416.2
Income tax (expense) recovery	19.8	(20.7)	(16.8)	(62.4)

Net Income (Loss)	$(126.1)	$117.2	$82.0	$353.8

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	81,375,969	88,712,178	83,458,963	88,250,043
Diluted	81,375,969	91,081,765	86,113,072	90,757,617
Basic earnings per ordinary share adjusted for preference share dividend	$(1.63)	$1.24	$0.73	$3.77

Diluted earnings per ordinary share adjusted for preference share dividend	$(1.63)	$1.21	$0.71	$3.67

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended
	September 30,
	2008	2007

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,846.1	1,921.7
Shares issued	—	11.0
Shares repurchased	(100.2)	(50.1)
Share-based compensation	8.2	7.9

End of period	1,754.1	1,890.5

Retained earnings
Beginning of period	858.8	450.5
Net income for the period	82.0	353.8
Dividends on ordinary and preference shares	(58.7)	(60.5)

End of period	882.1	743.8

Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	80.2	59.1
Change for the period, net of income tax of $nil and $nil	(15.0)	56.4

End of period	65.2	115.5

Loss on derivatives
Beginning of period	(1.6)	(1.8)
Reclassification to interest payable	0.1	0.1

End of period	(1.5)	(1.7)

Unrealized appreciation/(depreciation) on investments:
Beginning of period	34.0	(40.3)
Change for the period, net of income tax recovery/(expense) of $16.7 and ($0.3)	(96.4)	25.3

End of period	(62.4)	(15.0)

Total accumulated other comprehensive income	1.3	98.8

Total shareholders’ equity	$2,637.6	$2,733.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(126.1)	$117.2	$82.0	$353.8

Other comprehensive (loss) income, net of taxes:
Reclassification adjustment for net realized (gain) loss on investments included in net income	1.1	3.4	(2.7)	6.4
Change in net unrealized losses on investments	(43.8)	55.4	(93.7)	18.9
Loss on derivatives reclassified to interest payable	—	—	0.1	0.1
Change in foreign currency translation adjustment	(29.2)	29.7	(15.0)	56.4

Other comprehensive (loss) income	(71.9)	88.5	(111.3)	81.8

Comprehensive (loss) income	$(198.0)	$205.7	$(29.3)	$435.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows provided by operating activities:
Net income	$82.0	$353.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.3	17.9
Share-based compensation expense	8.2	7.9
Net realized losses	56.3	12.3
Other investments losses (gains)	48.3	(32.6)
Loss on derivative contracts	0.1	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	219.2	143.0
Unearned premiums	183.2	90.4
Reinsurance recoverables:
Unpaid losses	63.2	152.5
Ceded unearned premiums	(0.5)	(72.3)
Accrued investment income and other receivables	(42.8)	(22.6)
Deferred policy acquisition costs	(32.8)	(11.5)
Reinsurance premiums payables	16.8	26.7
Premiums receivable	(143.9)	(109.8)
Funds withheld	27.1	(20.1)
Deferred taxes	(24.1)	(1.9)
Income tax payable	(60.5)	50.0
Accrued expenses and other payables	36.1	42.8
Fair value of derivatives and settlement of liabilities under derivatives	4.1	5.6
Other assets	(6.0)	(6.0)

Net cash provided by operating activities	$444.3	$626.2

The 2007 statement of cash flows has been revised to classify the change in funds withheld in accordance with the current period presentation in the consolidated balance sheets. Previously, the $20.1 million increase in funds withheld at September 30, 2007 was included in the change in premiums receivable.

See accompanying notes to unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2008	2007

Cash flows used in investing activities:
Purchases of fixed maturities	$(1,911.3)	$(2,353.0)
Purchases of other investments	—	(300.0)
Proceeds from sales and maturities of fixed maturities	1,642.6	2,045.2
Net sales of short-term investments	70.1	157.3
Purchase of equipment	(11.1)	(5.3)

Net cash used in investing activities	(209.7)	(455.8)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	—	11.0
Ordinary shares repurchased	(100.2)	(50.1)
Dividends paid on ordinary shares	(37.9)	(39.7)
Dividends paid on preference shares	(20.8)	(20.8)

Net cash used in financing activities	(158.9)	(99.6)

Effect of exchange rate movements on cash and cash equivalents	14.5	1.4

Increase in cash and cash equivalents	90.2	72.2
Cash and cash equivalents at beginning of period	651.4	495.0

Cash and cash equivalents at end of period	$741.6	$567.2

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	78.9	18.4
Cash paid during the period for interest	15.0	15.0

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

Assumptions and estimates made by management have a significant effect on the amounts reported within the condensed consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, the fair value of derivatives and the value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.

New Accounting Pronouncements Adopted in 2008

On October 10, 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position FSP 157-3 (“FSP 157-3”), “Determining The Fair Value Of A Financial Asset When The Market for That Asset Is Not Liquid.” FSP 157-3 provides additional guidance on application issues related to (a) the reporting entity’s own assumptions when determining fair market value, (b) on how available observable inputs in a market that is not active should be considered when measuring fair value and (c) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP 157-3 has not impacted our unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits all entities to choose to measure eligible items at fair value either at initial adoption or at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective as of the beginning of the current fiscal year. The adoption of SFAS 159 has not impacted our unaudited condensed consolidated financial statements as no items have been elected for measurement at fair value, either upon initial adoption or at subsequent election dates.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. The Company has adopted SFAS 157 for the fiscal year beginning on January 1, 2008. Additional information can be found in Note 5.

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

Basic earnings per ordinary share are calculated by dividing net income adjusted for preference share dividends available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$(126.1)	$117.2	$82.0	$353.8
Preference dividends	(6.9)	(6.9)	(20.8)	(20.8)

Net income available to ordinary shareholders	(133.0)	110.3	61.2	333.0

Diluted
Net income available to ordinary shareholders	(133.0)	110.3	61.2	333.0

Ordinary shares
Basic
Weighted average ordinary shares	81,375,969	88,712,178	83,458,963	88,250,043

Diluted
Weighted average ordinary shares	81,375,969	88,712,178	83,458,963	88,250,043
Weighted average effect of dilutive securities	—	2,369,587	2,654,109	2,507,574

Total	81,375,969	91,081,765	86,113,072	90,757,617

Earnings per ordinary share
Basic	$(1.63)	$1.24	$0.73	$3.77
Diluted	$(1.63)	$1.21	$0.71	$3.67

The basic and diluted number of ordinary shares for the three months ended September 30, 2008 are the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

On October 29, 2008, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record date:

Ordinary shares	$0.15	November 26, 2008	November 12, 2008
5.625% preference shares	$0.703125	January 1, 2009	December 15, 2008
7.401% preference shares	$0.462563	January 1, 2009	December 15, 2008

4.	Segment Reporting

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

Casualty Reinsurance.  Our Casualty Reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, non-U.S. treaty and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. We also write some structured reinsurance contracts.

International Insurance.  Our International Insurance segment consists of the following principal lines of business: U.K. commercial property, U.K. commercial liability, excess casualty, professional liability, marine hull, energy, marine and specialty liability, non-marine transportation, aviation, financial institutions, international commercial directors’ and officers’ insurance, financial and political risk insurance and specialty reinsurance written by Aspen U.K. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary, quota share and facultative basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
		($ in millions, except percentages)

Gross written premiums	$152.8	$79.7	$180.8	$28.0	$—	$441.3
Net written premiums	140.2	79.8	162.2	21.6	—	403.8
Gross earned premiums	152.3	113.7	185.4	31.5	—	482.9
Net earned premiums	138.8	112.9	158.6	23.9	—	434.2
Losses and loss expenses	164.6	75.9	141.8	31.1	—	413.4
Policy acquisition expenses	23.4	16.6	26.5	3.9	—	70.4
Operating and administrative expenses	14.7	9.6	21.1	6.2	—	51.6

Underwriting (loss) profit	(63.9)	10.8	(30.8)	(17.3)	—	(101.2)

Net investment income	—	—	—	—	19.3	19.3
Realized investment losses	—	—	—	—	(58.1)	(58.1)

Segment (loss) profit	$(63.9)	$10.8	$(30.8)	$(17.3)	$(38.8)	$(140.0)

Change in fair value of derivatives						(0.7)
Interest on long term debt						(3.8)
Net foreign exchange (losses)						(2.7)
Other income						1.3

Net (loss) before tax						$(145.9)

Net reserves for loss and loss adjustment expenses	$495.6	$1,324.7	$886.3	$133.8		$2,840.4

Ratios
Loss ratio	118.6%	67.2%	89.4%	130.1%		95.2%
Policy acquisition expense ratio	16.8%	14.7%	16.7%	16.3%		16.2%
Operating and administration expense ratio	10.6%	8.5%	13.3%	25.7%		11.9%
Expense ratio	27.4%	23.2%	30.0%	42.0%		28.1%

Combined ratio	146.0%	90.4%	119.4%	172.1%		123.3%

	Three months ended September 30, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$139.5	$77.5	$129.0	$27.5	$—	$373.5
Net written premiums	131.5	77.1	118.1	22.1	—	348.8
Gross earned premiums	150.2	125.5	164.2	33.2	—	473.1
Net premiums earned	125.3	123.7	146.7	24.0	—	419.7
Losses and loss expenses	42.9	92.2	75.3	9.5	—	219.9
Policy acquisition expenses	25.4	19.8	26.4	4.5	—	76.1
Operating and administrative expenses	18.3	13.8	17.2	9.3	—	58.6

Underwriting profit (loss)	38.7	(2.1)	27.8	0.7	—	65.1

Net investment income	—	—	—	—	72.4	72.4
Realized investment (losses)	—	—	—	—	(1.9)	(1.9)

Segment profit (loss)	$38.7	$(2.1)	$27.8	$0.7	$70.5	$135.6

Change in fair value of derivatives						(2.7)
Interest on long term debt						(4.2)
Net foreign exchange gains						9.2

Net income before tax						$137.9

Net reserves for loss and loss adjustment expenses	$480.0	$1,201.9	$909.7	$55.6		$2,647.2

Ratios
Loss ratio	34.2%	74.5%	51.3%	39.6%		52.4%
Policy acquisition expense ratio	20.3%	16.0%	18.0%	18.8%		18.1%
Operating and administration expense ratio	14.6%	11.2%	11.7%	38.9%		14.0%
Expense ratio	34.9%	27.2%	29.7%	57.7%		32.1%

Combined ratio	69.1%	101.7%	81.0%	97.3%		84.5%

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$507.5	$318.6	$639.0	$101.2	$—	$1,566.3
Net written premiums	481.1	314.3	555.8	78.2	—	1,429.4
Gross earned premiums	437.1	297.1	529.3	87.1	—	1,350.6
Net earned premiums	389.4	293.4	471.7	68.6	—	1,223.1
Losses and loss expenses	240.9	191.7	323.1	53.2	—	808.9
Policy acquisition expenses	72.9	46.0	80.5	12.4	—	211.8
Operating and administrative expenses	49.7	32.8	58.2	18.8	—	159.5

Underwriting profit (loss)	25.9	22.9	9.9	(15.8)	—	42.9

Net investment income	—	—	—	—	128.9	128.9
Realized investment (losses)	—	—	—	—	(56.3)	(56.3)

Segment profit (loss)	$25.9	$22.9	$9.9	$(15.8)	$72.6	$115.5

Change in fair value of derivatives						(5.9)
Interest on long term debt						(11.7)
Net foreign exchange (losses)						(3.4)
Other income						4.3

Net income before tax						$98.8

Net reserves for loss and loss adjustment expenses	$495.6	$1,324.7	$886.3	$133.8		$2,840.4

Ratios
Loss ratio	61.9%	65.3%	68.5%	77.6%		66.1%
Policy acquisition expense ratio	18.7%	15.7%	17.1%	18.1%		17.3%
Operating and administration expense ratio	12.8%	11.2%	12.3%	27.4%		13.1%
Expense ratio	31.5%	26.9%	29.4%	45.5%		30.4%

Combined ratio	93.4%	92.2%	97.9%	123.1%		96.5%

	Nine months ended September 30, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$521.9	$380.2	$513.2	$98.2	$—	$1,513.5
Net written premiums	424.2	371.8	454.9	71.5	—	1,322.4
Gross earned premiums	462.8	364.3	496.7	105.4	—	1,429.2
Net earned premiums	423.0	355.8	449.5	81.6	—	1,309.9
Losses and loss expenses	170.7	244.6	252.3	50.5	—	718.1
Policy acquisition expenses	83.9	56.3	80.1	15.2	—	235.5
Operating and administrative expenses	49.6	33.9	45.2	19.6	—	148.3

Underwriting profit (loss)	118.8	21.0	71.9	(3.7)	—	208.0

Net investment income	—	—	—	—	218.7	218.7
Realized investment (losses)	—	—	—	—	(12.3)	(12.3)

Segment profit (loss)	$118.8	$21.0	$71.9	$(3.7)	$206.4	$414.4

Change in fair value of derivatives						(8.1)
Interest on long term debt						(12.8)
Net foreign exchange (losses)						22.7

Net income before tax						$416.2

Net reserves for loss and loss adjustment expenses	$480.0	$1,201.9	$909.7	$55.6		$2,647.2

Ratios
Loss ratio	40.4%	68.7%	56.1%	61.9%		54.8%
Policy acquisition expense ratio	19.8%	15.8%	17.8%	18.6%		18.0%
Operating and administration expense ratio	11.7%	9.5%	10.1%	24.1%		11.3%
Expense ratio	31.5%	25.3%	27.9%	42.7%		29.3%

Combined ratio	71.9%	94.0%	84.0%	104.6%		84.1%

5.	Investments

Fixed Maturities.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments:

	As at September 30, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$650.2	$18.9	$(1.5)	$667.6
U.S. Agency Securities	351.2	5.8	(1.1)	355.9
Municipal Securities	7.8	—	—	7.8
Corporate Securities	1,453.7	3.7	(74.1)	1,383.3
Foreign Government	414.6	5.2	(0.4)	419.4
Asset-backed Securities	232.0	—	(6.1)	225.9
Mortgage-backed Securities	1,372.1	7.8	(29.1)	1,350.8

Total fixed income	$4,481.6	$41.4	$(112.3)	$4,410.7

	As at December 31, 2007
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed Securities	224.3	1.4	(0.5)	225.2
Mortgage-backed Securities	1,225.0	12.8	(3.7)	1,234.1

Total fixed income	$4,344.1	$57.0	$(15.3)	$4,385.8

Other investments.  Other investments as at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
	($ in millions)

Investment funds	$510.0	$513.1	$510.0	$561.4

Investment funds comprise of our investments in funds of hedge funds. Adjustments to the carrying value of the funds of hedge funds are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. We account for these investments using the equity method of accounting with changes in the net asset values recognized in the statement of operations. In the three and nine months ended September 30, 2008, we recognized losses from our investments in funds of hedge funds of $42.2 million (2007 — gain of $7.9 million) and $48.3 million (2007 — gain of $32.6 million), respectively.

The Company’s involvement with the funds is limited to the making and holding of these investments and it is not committed to making further investments in the funds; accordingly, the carrying value of the investments represents the Company’s maximum exposure to loss as a result of its involvement with the funds at each balance sheet date. The financial statements of our funds of hedge funds are subject to independent annual audits evaluating the net asset positions of the underlying investments. We periodically review the performance of our funds of hedge funds and evaluate the reasonableness of the valuations.

As we account for these investments using the equity method of accounting, they have not been classified in the fair value hierarchy under SFAS 157.

Gross unrealized loss.  The following tables summarize as at September 30, 2008 and December 31, 2007, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at September 30, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	($ in millions)

U.S. Government Securities	$129.0	$(1.5)	$0.8	$—	$129.8	$(1.5)
U.S. Agency Securities	74.4	(0.9)	3.6	(0.2)	78.0	(1.1)
Corporate Securities	697.5	(43.9)	259.5	(30.2)	957.0	(74.1)
Foreign Government	86.6	(0.2)	17.3	(0.2)	103.9	(0.4)
Municipal Securities	7.7	—	0.1	—	7.8	—
Asset-backed Securities	201.4	(5.5)	15.1	(0.6)	216.5	(6.1)
Mortgage-backed Securities	439.9	(14.4)	148.5	(14.7)	588.4	(29.1)

Total	$1,636.5	$(66.4)	$444.9	$(45.9)	$2,081.4	$(112.3)

	As at December 31, 2007
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	($ in millions)

U.S. Government Securities	$26.9	$(0.1)	$11.4	$—	$38.3	$(0.1)
U.S. Agency Securities	—	—	5.9	—	5.9	—
Corporate Securities	221.0	(3.0)	393.5	(6.2)	614.5	(9.2)
Foreign Government	13.7	(0.1)	139.8	(1.7)	153.5	(1.8)
Asset-backed Securities	4.6	—	25.4	(0.5)	30.0	(0.5)
Mortgage-backed Securities	106.9	(0.6)	185.3	(3.1)	292.2	(3.7)

Total	$373.1	$(3.8)	$761.3	$(11.5)	$1,134.4	$(15.3)

As at September 30, 2008, the Company held 924 fixed income securities in an unrealized loss position with a fair value of $2,081.4 million and gross unrealized losses of $112.3 million. The Company believes that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements and has concluded that the recovery period of those investments in an unrealized loss position is temporary. In addition, the unrealized losses are not a result of structural or collateral issues.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the third quarter and nine months ended September 30, 2008 of $55.8 million (2007- $Nil). Notwithstanding our intent and ability to hold such securities until their market value recovers to amortized cost, and despite indications that a substantial number of these securities should continue to perform in accordance with original terms, we have concluded that we could not reasonably assert that the recovery period would be temporary.

We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost.

Where we assess unrealized losses on securities to be temporary at the balance sheet date, we incur no impairment charge, as we maintain the ability and intent to hold these securities until their market values recover to amortized cost.

Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in net income.

Classification within the fair value hierarchy under SFAS 157.  From January 1, 2008, the Company adopted SFAS 157.

Under SFAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in detail below.

The Company considers prices for actively traded treasury securities to be derived based on quoted prices in active markets for identical assets (Level 1 inputs as defined in SFAS 157). The Company considers prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly (Level 2 inputs as defined in SFAS 157).

The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs (Level 3 inputs as defined in SFAS 157). There have been no changes in the Company’s use of valuation techniques since its adoption of SFAS 157.

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasuries, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the investment grade securities in our portfolio do not use significant unobservable inputs or modeling techniques.

The Company’s assets subject to SFAS 157 are allocated between Levels 1, 2 and 3 as follows:

	September 30, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,087.0	$3,319.9	$3.8
Short-term investments available for sale, at fair value	$189.4	$36.9	—
Derivatives at fair value	—	—	10.9

Total	$1,276.4	$3,356.8	$14.7

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs during three and nine months ended September 30, 2008. We transferred $3.8 million of securities into Level 3 representing the estimated market value of our holdings of Lehman Brothers Holdings Inc. (“Lehman”) bonds. Although the market value of these bonds was based on broker-dealer quoted prices at September 30, 2008, management believes that this valuation, in part, is based on market expectations of future recoveries out of Lehman’s bankruptcy proceedings, which involve significant unobservable inputs to the valuation.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	($ in millions)

Beginning balance	$12.8	$17.3
Securities transferred in/(out) of Level 3	3.8	3.8
Total unrealized gains or (losses) included in earnings:
Unrealized loss	(1.9)	(5.6)
Realized loss	—	(0.8)

Ending balance	$14.7	$14.7

The Company’s liability subject to SFAS 157 is allocated between Levels 1, 2 and 3 as follows:

	September 30, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivatives contracts	—	$3.8	$12.9

Total	$—	$3.8	$12.9

The following table presents a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2008.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	($ in millions)

Beginning Balance	$14.5	$19.0
Realized gains included in earnings	(1.6)	(2.3)
Settlements	—	(3.8)

Ending Balance	$12.9	$12.9

6.	Reinsurance

We purchase retrocession and reinsurance to limit our own risk exposure and to increase our own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers. As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of reinsurer credit risk. In addition, we have entered into reinsurance agreements and derivative instruments as described below:

Ajax Re.  On April 25, 2007, we entered into a reinsurance agreement to provide us with coverage incepting on August 18, 2007. Under the reinsurance agreement, Ajax Re Limited (“Ajax Re”) will provide us with

$100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the Property Claims Services (“PCS”) reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The $100 million of aggregate indemnity protection is exhausted when the reported industry insured losses by PCS reach $25.9 billion. For further information, see Note 11. At the balance sheet date, no recovery was due from Ajax Re.

In order to ensure that Ajax Re had sufficient funding to service the LIBOR portion of interest due on the bonds issued by Ajax Re, Ajax Re entered into a total return swap (the “swap”) with Lehman Brothers Special Financing, Inc. (“Lehman Financing”), whereby Lehman Financing directed Ajax Re to invest the proceeds from the bonds into permitted investments. Lehman also provided a guarantee of Lehman Financing’s obligations under the swap.

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. To the extent that the current market value of the underlying collateral held in trust under the swap agreement is not at least equal to the principal amount of the Ajax Re notes, there would be a shortfall in the collateral account, from which Aspen may not be able to fully recover losses due in the event of a California earthquake. Nevertheless, Aspen remains within its risk tolerances without benefit of this cover. We currently expect the value of the collateral to be substantially less than $100 million, being the limit of our cover.

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

The impact of this contract on net income in the three and nine months ended September 30, 2008 is a decrease in the fair value of $2.1 million (2007 — $2.2 million) and $5.9 million (2007 — $6.8 million) including an interest expense charge for the three and nine months ended September 30, 2008 of $0.2 million (2007 — $0.3 million) and $0.8 million (2007 — $1.1 million).

Catastrophe Swap.  On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (“cat swap”) with a non-insurance counterparty. During the cat swap’s three-year term which ended on August 20, 2007 Aspen Bermuda made quarterly payments on an initial notional amount ($100 million). In return Aspen Bermuda had the right to receive payments of up to $100 million in total if there were hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion. The Company recovered $26.3 million under this agreement. We decided not to extend the development period under the cat swap and we will not be making any further recoveries or payments under this agreement.

This cat swap falls within the scope of SFAS 133 and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the three and nine months ended September 30, 2008. The impact of this contract on net income in the three and nine months ended September 30, 2007 was a net loss of $0.8 million and a charge of $2.4 million, respectively.

7.	Derivative Contracts

In addition to the derivative contracts discussed in Note 6, the Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized gain or loss in the Company’s statement of operations. At September 30, 2008, the Company held currency contracts to purchase $90.5 million of U.S. and foreign currencies. For the three and nine months ended September 30, 2008, the impact on net income of the foreign currency contracts is a charge of $2.4 million and $3.8 million, respectively (2007 — $0.8 million for the three and nine months ended September 30, 2007).

8.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	September 30,	December 31,
	2008	2007
	($ in millions)

Provision for losses and LAE at start of year	$2,946.0	$2,820.0
Less reinsurance recoverable	(304.7)	(468.3)

Net loss and LAE at start of year	2,641.3	2,351.7

Net loss and loss expenses (disposed) acquired	(16.3)	11.0

Provision for losses and LAE for claims incurred:
Current year	904.5	1,027.2
Prior years	(95.6)	(107.4)

Total incurred	808.9	919.8

Losses and LAE payments for claims incurred:
Current year	(67.9)	(110.5)
Prior years	(443.0)	(585.1)

Total paid	(510.9)	(695.6)

Foreign exchange (gains)/losses	(82.6)	54.4

Net losses and LAE reserves at period end	2,840.4	2,641.3
Plus reinsurance recoverable on unpaid losses at period end	241.5	304.7

Loss and LAE reserves at September 30, 2008 and December 31, 2007	$3,081.9	$2,946.0

For the nine months ended September 30, 2008, there was a reduction of $95.6 million compared to $72.9 million for the nine months ended September 30, 2007 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The net loss and loss expenses disposed of as at September 30, 2008 of $16.3 million represents reductions in reserves for several Lloyd’s syndicates which we originally assumed under reinsurance to close arrangements accounted for by the syndicates prior to 2006.

The majority of the net loss and loss expenses acquired as at December 31, 2007 of $11.0 million represents loss reserves assumed from Lloyd’s syndicates through quota share arrangements relating to the portion of liabilities accounted for by the syndicates prior to 2006.

9.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2008 and December 31, 2007.

	As at September 30, 2008		As at December 31, 2007
		$ in		$ in
	Number	thousands	Number	thousands

Authorized share capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued share capital
Issued ordinary shares of 0.15144558¢ per share	81,450,413	123	85,510,673	130
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12

Total issued share capital		142		149

Additional paid-in capital ($ in millions)		$1,754.1		$1,846.1

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2007 — $430 million) less issue costs of $10.8 million (2007 — $10.8 million).

Ordinary shares.  The following table summarizes transactions in our ordinary shares during the nine month period ended September 30, 2008.

Number of
Shares

Shares in issue at December 31, 2007	85,510,673
Share transactions in the nine months ended September 30, 2008:
Shares issued to the Names’ Trust upon the exercise of investor options	2,965
Shares issued to employees and directors under the share incentive plan and director plan	166,270
Repurchase of shares from the Names’ Trust	(9,140)
Repurchase of shares from shareholders(1)	(4,220,355)

Shares in issue at September 30, 2008	81,450,413

(1)	139,555 shares were acquired and cancelled on March 20, 2008 in accordance with the accelerated share repurchase program described below and 4,080,800 were acquired and cancelled on May 19, 2008 through a privately-negotiated transaction with the last of our founding shareholders, Candover Partners Limited and its affiliates and the trustee to a Candover employee trust.

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

The Company has issued options and other equity incentives under three arrangements: investor options, employee awards and non-employee director awards. When options are exercised or other equity awards have vested, new shares are issued as the Company does not hold treasury shares. Until January 1, 2006, the employee stock option grants were measured and recognized according to the fair value recognition provisions of SFAS No. 123 “Accounting For Stock Based Compensation.” Effective January 1, 2006, the Company adopted the provisions of SFAS 123R “Share Based Payments” which requires all entities to apply a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

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

During the three and nine months ended September 30, 2008, the Names’ Trustee exercised 2,868 and 17,391 options on a cashless basis resulting in the issue of 630 and 2,965 shares, respectively.

Employee and Non-Executive Director awards

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options vest over a three-year period with a ten-year contract period with vesting dependent on time and performance conditions established at the time of grant. 118,225 options were exercised in the nine months ended September 30, 2008. No options were granted in the nine months ended September 30, 2008. Compensation costs charged against income in respect of employee options for the three and nine months ended September 30, 2008 was $1.1 million and $3.1 million, respectively.

Restricted share units vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and nine months ended September 30, 2008, the Company granted 22,498 and 84,900 restricted share units (including RSU’s granted to non-executive directors), respectively. Compensation costs charged against income in respect of restricted share units for the three and nine months ended September 30, 2008 was $1.0 million and $2.1 million, respectively.

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with vesting dependant on the achievement of performance targets at the end of specified periods as established at the time of grant. For the three and nine months ended September 30, 2008, the Company granted nil and 587,095 performance shares, respectively. The impact of performance shares on income was a credit of $0.6 million in the three months ended September 30, 2008 and a charge of $3.7 million for the nine months ended September 30, 2008.

11. Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2008 and December 31, 2007.

	As at	As at
	September 30, 2008	December 31, 2007
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,450.3	$1,422.5
Assets held in single beneficiary trusts	52.8	52.5
Letters of credit issued under our revolving credit facilities(1)	81.9	133.3
Secured letters of credit(2)	332.1	344.9

Total	$1,917.1	$1,953.2

Total as % of cash and invested assets	32.5%	33.2%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of September 30, 2008, the Company had funds on deposit of $448.1 million and £35.5 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.

(b)	Operating leases

Amounts outstanding under operating leases as of September 30, 2008 were:

						Later
	2008	2009	2010	2011	2012	years	Total
			($ in millions)

Operating Lease Obligations	$1.8	7.3	7.3	7.3	6.9	37.3	$67.9

(c)	Variable interest entities

As disclosed in Note 6, we entered into a reinsurance agreement with Ajax Re to provide the Company with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. To the extent that the current market value of the underlying collateral held in trust is not at least equal to the principal amount of the Ajax Re notes, there would be a shortfall in the collateral account, from which Aspen may not be able to fully recover losses due in the event of a California earthquake. Nevertheless, Aspen remains within its risk tolerances without benefit of this cover. We currently expect the value of the collateral to be substantially less than $100 million.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2007, as well as the discussions of critical accounting policies contained in our Financial Statements in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 29, 2008 (File No. 001-31909).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in ”Outlook and Trends” below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned ”Cautionary Statement Regarding Forward-Looking Statements” in this report and the ”Risk Factors” in Item 1A, of our 2007 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Recent Developments

Where we assess unrealized losses on securities to be temporary at the balance sheet date, we incur no impairment charge, as we maintain the ability and intent to hold these securities until their market values recover to amortized cost. However, following the publication of our earnings release and financial supplement on October 29, 2008, the impairment charge for the quarter and nine months ended September 30, 2008 increased from the reported $44.5 million to $55.8 million due to the sale of certain bonds in financial institutions after the quarter-end.

Subsequent to September 30, 2008, we sold a portion of our holdings in the bonds of certain financial institutions, receiving $87.5 million in proceeds from the sales. As at September 30, 2008, we recognized impairment charges on these holdings of $11.3 million, based on their value at that date. As the fair value of these bonds appreciated between September 30, 2008 and the dates of their disposal, we will recognize a realized gain of $6.7 million, pre-tax, in the fourth quarter of 2008, in relation to such holdings and in accordance with the current accounting standards. This reflects the reversal of a portion of the $11.3 million impairment charge accounted for at September 30, 2008.

The timing and intent of these sales were influenced by a combination of factors including a decision to reduce our exposure to financial institutions as part of our investment risk strategy and the reduction in unrealized losses associated with these bonds since September 30, 2008, which benefited from the creation of the Troubled Assets Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008, together with other factors specific to each security.

We continue to assess our investment policy in respect of our funds of hedge funds. We have issued a redemption notice for approximately $200 million (or approximately 40% of our funds of hedge funds balances) at the end of the third quarter of 2008. These redemptions are scheduled to take effect in December 2008. We aim to be flexible and respond to market opportunities, as appropriate and consistent with our overall investment guidelines.

We expect our Singapore office to start writing property treaty reinsurance in addition to property facultative risks currently being written. We have also hired a team to write credit risk and surety reinsurance business out of our Zurich branch.

On October 29, 2008, Aspen Bermuda extended its letter of credit facility with Citibank Europe Plc from $300 million to $450 million.

Overview

We are a Bermudian holding company. We provide property and casualty reinsurance in the global market through Aspen U.K. and Aspen Bermuda. We provide property and liability insurance principally in the United Kingdom through Aspen U.K. and we provide marine and specialty liability, hull, energy, non-marine transport, aviation, professional liability, U.K. commercial property, U.K. commercial liability, financial and political risk, excess casualty, and financial institutions insurance and specialty reinsurance worldwide principally through Aspen U.K. We have also recently established Syndicate 4711 at Lloyd’s, which commenced for business incepting

May 1, 2008. Syndicate 4711’s business plan for 2008 is to renew certain participations on selected classes of business previously written by Aspen U.K. These classes include energy, hull, marine liability, transportation-related liability, aviation and certain specialty reinsurance lines.

The most significant features of our results for the three and nine months ended September 30, 2008 were:

•	Diluted book value per ordinary share at September 30, 2008 was $26.21, an increase of 2.1% compared to $25.68 at September 30, 2007.[1]

•	A net loss after tax for the three months ended September 30, 2008 of $126.1 million, compared with a net profit after tax of $117.2 million for the third quarter of 2007.

•	A combined ratio of 123.3% for the three months ended September 30, 2008 versus 84.5% for the three months ended September 30, 2007.

•	Other-than-temporary impairment charges of $55.8 million for the third quarter and nine months of 2008.

•	Net investment income of $19.3 million, reduced by 73.3% from the third quarter of 2007 due to the adverse performance of funds of hedge funds.

•	$155.0 million of net after tax losses following Hurricanes Ike and Gustav.[2]

Shareholders’ equity and ordinary shares in issue at the end of the periods were:

	As at	As at
	September 30, 2008	September 30, 2007
	($ in millions, except for share amounts)

Total shareholders’ equity	$2,637.6	$2,733.2
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(419.2)

	$2,210.2	$2,305.8

Ordinary shares	81,450,413	87,145,828
Diluted ordinary shares	84,325,027	89,794,371

The following overview of our results for the three months ended September 30, 2008 and 2007 and of our financial condition at September 30, 2008 is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 18.2% in the third quarter of 2008 compared to 2007. The table below shows our gross written premiums for each segment for the three months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each segment.

	For the three months ended		For the three months ended
Business Segment	September 30, 2008		September 30, 2007
	($ in millions)	% increase /(decrease)	($ in millions)

Property reinsurance	$152.8	9.5%	$139.5
Casualty reinsurance	79.7	2.8	77.5
International insurance	180.8	40.2	129.0
U.S. insurance	28.0	1.8	27.5

Total	$441.3	18.2%	$373.5

We wrote more business in the third quarter than in the corresponding period of 2007 as a result of a $56.6 million contribution from our new insurance lines which were established throughout 2007 and the first half of 2008, principally professional liability, non-marine transportation and financial and political risk insurance and the recognition of $13.7 million of reinstatement premiums associated with Hurricanes Ike and Gustav.

Reinsurance.  Total reinsurance ceded in the three months ended September 30, 2008 of $37.5 million was $12.8 million higher than in the corresponding period in 2007. The overall increase is due primarily to the recognition of $7.4 million in reinstatement premiums for our reinsurance program following Hurricane Ike.

 (1) Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.
 (2) Net losses are based on estimated gross losses plus estimated reinsurance reinstatement costs, less estimated reinsurance recoveries, reinstatement premiums receivable from assumed business and tax.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio.

The loss ratios for our four business segments for the three months ended September 30, 2008 and 2007 were as follows:

	For the three months ended	For the three months ended
Business Segment	September 30, 2008	September 30, 2007

Property reinsurance	118.6%	34.2%
Casualty reinsurance	67.2%	74.5%
International insurance	89.4%	51.3%
U.S. insurance	130.1%	39.6%

Total Loss Ratio	95.2%	52.4%

The increase in the property reinsurance loss ratio in the current quarter is due primarily to the recognition of $131.2 million of losses associated with Hurricanes Ike and Gustav. Losses in the property reinsurance segment were partially offset by net reserve releases for the third quarter of 2008 of $3.3 million compared to net reserve strengthening of $0.7 million in the comparative period in 2007. Casualty reinsurance has benefited from an $8.1 million increase in prior year reserve releases during the third quarter of 2008 due to better than expected development from the international casualty treaty business line. The loss ratio for the international insurance segment has increased to 89.4% in the third quarter of 2008 from 51.3% in the third quarter of 2007, due to a combination of $39.8 million of losses from Hurricanes Ike and Gustav and a reduction of $22.2 million in prior period reserve releases compared to the prior year. The international insurance segment loss ratio for the third quarter of 2007 was impacted by $10.1 million of aviation losses and a $4.0 million provision relating to July U.K. floods. Within the U.S. insurance segment, U.S. property insurance has been impacted by $15.0 million of losses from Hurricane’s Ike and Gustav, in addition to a $2.8 million reduction in prior period reserve releases.

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the three months ended September 30, 2008 and 2007, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the three months ended	For the three months ended
	September 30, 2008	September 30, 2007

Reserve releases ($ in millions)	$15.6	$28.5
% of net premiums earned	3.6%	6.8%

The reduction in reserve releases compared to the third quarter of 2007 arises mainly in our international insurance segment. Reserve releases in this segment were $1.9 million in the third quarter of 2008 compared to a $24.1 million release in the third quarter of 2007. The significant reduction in reserve releases in this segment is due to reserve strengthening in the current year for the aviation and marine and specialty liability business lines and a significant reduction in reserve releases for the U.K. liability business line. This was partially offset by an $8.1 million increase in casualty reinsurance reserve releases which were due mainly to better than expected experience from the international treaty business line. Property reinsurance had net reserve releases of $3.3 million in the third quarter of 2008 compared to a $0.7 million strengthening in the third quarter of 2007 and U.S. insurance reserve releases have reduced from $3.5 million in the third quarter of 2007 to $0.7 million in the third quarter of 2008.

Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2008 and 2007:

	For the three months ended	For the three months ended
	September 30, 2008	September 30, 2007

Policy acquisition expenses	16.2%	18.1%
Operating and administrative expenses	11.9%	14.0%

Expense ratio	28.1%	32.1%

The overall reduction in the policy acquisition ratio is primarily driven by the recognition in the three months ended September 30, 2007 of $6.0 million in profit commissions and no claims bonuses compared to $1.1 million in the current period with the remaining variance being due to changes in the ratio of business written by the reinsurance and insurance segments.

Between the two periods we have experienced a $7.0 million reduction in our operating and administrative expenses. The reduction is due to a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound which reduces the Dollar value of Sterling denominated expenses. Within the international insurance segment, expenses have increased by $3.9 million due predominately to the recognition of direct costs for new underwriting teams.

Net investment income.  In the third quarter of 2008, we generated net investment income of $19.3 million (2007 — $72.4 million). The reduction in income was due primarily to a loss of $42.2 million from our investment in funds of hedge funds compared to a $7.9 million contribution in the third quarter of 2007 plus a reduction in yield from our fixed income portfolio from 5.08% to 4.87%.

Change in fair value of derivatives.  In the three months ended September 30, 2008, we recorded a reduction in the fair value of derivatives of $0.7 million (2007 — $2.7 million reduction). This included a reduction of $2.1 million (2007 — $1.9 million) in the estimated fair value of our credit insurance contract less an adjustment of $1.4 million for changes in foreign currency contracts which were previously recorded in changes in fair value of derivatives and have now been reclassified as realized foreign currency gains and losses. In the three months ended September 30, 2007, a charge of $0.8 million for a catastrophe swap which expired on August 20, 2007 was also included. In addition, we hold foreign currency derivative contracts to purchase $90.5 million of U.S. and foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gains or losses in the Company’s statement of operations. For the three months ended September 30, 2008, the impact of foreign currency contracts on net income is a charge of $2.4 million (2007- $0.8 million). Further information on these contracts can be found in Notes 6 and 7 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended September 30, 2008 included $55.8 million of other-than-temporary impairment charges (2007 — $Nil), $2.7 million of foreign currency exchange losses (2007 — $9.2 million gain) and $2.3 million of realized investment losses (2007 — $1.9 million loss). Interest expense was $3.8 million in the three months ended September 30, 2008 (2007 — $4.2 million).

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in earnings.

In light of the recent turmoil in the financial markets we have recognized an other-than-temporary impairment charge of $55.8 million in the three months ended September 30, 2008, of which $34 million is related to our holdings of Lehman where we wrote our subordinated debt down to a par value of zero and our senior debt down to 12.75% of its original par value. Although our holdings in Lehman are in default, the market value for these securities was derived based on broker-dealer prices quoted at September 30, 2008. Management believes that this valuation is, in part, based on market expectations of future recoveries for Lehman’s bankruptcy proceedings.

Excluding our holdings in Lehman, we impaired several securities in our investment portfolio that were not in default at September 30, 2008. While such securities retained their investment grade ratings, timely continuation of interest and principal payments, they were priced at a significant discount to cost. Notwithstanding our intent and ability to hold these securities until maturity, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, we could not assert that the recovery period would be temporary under the current accounting standards.

Taxes.  The estimated effective rate of tax for the three months ended September 30, 2008, is a credit of 13.6% (2007 — 15.0% charge) due to the reported loss for the period following the recognition of hurricane losses, impairment charges and funds of hedge fund losses. This is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of our business conducted in Bermuda where the rate of tax on corporate profits is zero and those parts conducted in the U.K. where the corporate tax rate is 28%.

Dividends.  The dividend for the quarter has been maintained at $0.15 per ordinary share.

Dividends paid on our preference shares in the three months ended September 30, 2008 were $6.9 million (2007 — $6.9 million).

Shareholders’ equity and financial leverage.  Total shareholders’ equity reduced by $216.3 million to $2,637.6 million for the three months ended September 30, 2008. The most significant movements were:

•	net retained losses after tax and dividends for the period of $145.2 million;

•	an increase in unrealized losses on investments of $42.7 million (net of tax); and

•	decrease in unrealized gains in foreign currency translation accounted for as Other Comprehensive Income of $29.2 million.

As at September 30, 2008, total ordinary shareholders’ equity was $2,218.4 million compared to $2,398.4 million at December 31, 2007. The remainder of our total shareholders’ equity, as at September 30, 2008, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $419.2 million net of share issuance costs (December 31, 2007 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.5 million were the only material debt that we had outstanding as of September 30, 2008 and December 31, 2007.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2008, this ratio was 8.6% (December 31, 2007 — 8.1%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.2% as of September 30, 2008 (December 31, 2007 — 21.8%).

Capital Management.  On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of our ordinary shares. The authorization covers the period to March 1, 2010.

On May 13, 2008, we purchased and cancelled 4,080,800 shares for a consideration of $100 million from Candover Partners Limited, the last of our founding shareholders, and a trustee to a Candover employee trust. We have $200 million remaining under the program.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at September 30, 2008, Aspen Holdings held $25.0 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at that time.

At September 30, 2008, our subsidiaries held $716.6 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2008 and for the foreseeable future.

As of September 30, 2008, we had in issue $350.1 million and £35.9 million in letters of credit to cedents, for which $448.1 million and £35.5 million were held as collateral for the secured letters of credit. Our reinsurance receivables decreased by 20.7% from $304.7 million at December 31, 2007 to $241.5 million at September 30, 2008, as we continue to recover from our reinsurers in respect of 2005 hurricane claims, which were partially offset by estimated recoverables in relation to 2008 hurricane claims.

Outlook and Trends

We have reported in the past few quarters that we were in a soft market in most of our business lines. We now anticipate some increases in rates in 2009. With the ongoing financial crisis and the impact of this crisis on the investment portfolios of insurance companies, there is increased pressure on underwriting results with wide spread recognition of the need to have higher premium rates throughout the industry. We believe that rates will increase in some lines of business, most likely dominated by property reinsurance and insurance at first, then ultimately expanding into the casualty lines.

Even though Hurricane Ike was a Category 2 storm, it is important to note that wind speed is but one factor when analyzing the loss potential from a storm. Hurricane Ike carried storm surge characteristics of a Category 4 storm and had about the same destructive potential as Hurricane Katrina when it made landfall. In addition, Hurricane Ike was significantly larger than Hurricane Katrina. As a result of its sheer size, Hurricane Ike’s destructive force penetrated much deeper inland than what would typically be expected from a Category 2 storm. As a result, non-coastal states were also impacted by Hurricane Ike. The significant and broad loss activity from Hurricane Ike indicates once again that U.S. catastrophe-exposed property insurance was written at unsustainable rates. As a result, we expect the pattern of rate reductions that we have seen since 2006 to end, and that rates for U.S. catastrophe-exposed risks will be flat through the year-end and will increase by 10-20% by the middle of 2009. In respect of off-shore energy property damage, we expect more significant rate increases at renewal.

Following the events of September and October (hurricanes and ongoing financial crisis) we expect rates to be flat overall in 2009 with some lines expected to deliver more significant rate increases. Currently we see significant opportunities in certain financial and professional lines, in financial and political risk, excess casualty, off-shore energy property and to some extent in property reinsurance and aviation insurance.

As a result of the ongoing financial crisis, the industry may also face increased regulation and regulatory oversight.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies please refer to our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There were no material changes in the application of our critical accounting estimates subsequent to that report. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2008 and 2007 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Third quarter” below.

Underwriting Results by Operating Segments

As a result of a shift in our operating structure and the implementation of a number of strategic initiatives in 2007, we changed the composition of our business segments to reflect the change in the manner in which we manage our business. We are currently organized into four business segments: Property Reinsurance, Casualty Reinsurance, International Insurance, and U.S. Insurance. These segments form the basis of how we monitor the performance of our operations.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. Due to changes in business mix and market conditions, our historical combined ratios may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended September 30, 2008 and 2007.

The contributions of each segment to gross written premiums in the three months ended September 30, 2008 and 2007 were as follows:

	Gross written premiums
	For the three months ended	For the three months ended
Business Segment	September 30, 2008	September 30, 2007
	% of total gross written premiums

Property reinsurance	34.6%	37.4%
Casualty reinsurance	18.1%	20.7%
International insurance	41.0%	34.5%
U.S. insurance	6.3%	7.4%

Total	100.0%	100.0%

	Gross written premiums
	For the three months ended	For the three months ended
Business Segment	September 30, 2008	September 30, 2007
	($ in millions)

Property reinsurance	$152.8	$139.5
Casualty reinsurance	79.7	77.5
International insurance	180.8	129.0
U.S. insurance	28.0	27.5

Total	$441.3	$373.5

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

We have established a branch of Aspen U.K. in Zurich which focuses on property reinsurance in Continental Europe. On June 23, 2008, the Monetary Authority of Singapore authorized us to conduct reinsurance business. Our office in Singapore initially focused on writing property facultative business in the region. We anticipate starting to write property treaty business in Singapore starting in the fourth quarter.

Gross written premiums.  Gross written premiums in our property reinsurance segment increased by 9.5% compared to the three months ended September 30, 2007. This increase is mainly due the recognition of $12.5 million of reinstatement premiums associated with losses from Hurricanes Ike and Gustav and favorable prior year premium adjustments.

The table below shows our gross written premiums for each line of business in property reinsurance for the three months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the three months ended		For the three months ended
Lines of Business	September 30, 2008		September 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)

Treaty catastrophe	$65.0	8.2%	$60.1
Treaty risk excess	36.3	1.7	35.7
Treaty pro rata	36.5	7.0	34.1
Property facultative	15.0	56.3	9.6

Total	$152.8	9.5%	$139.5

Losses and loss adjustment expenses.  The net loss ratio for the three months ended September 30, 2008 was 118.6% compared to 34.2% in 2007. The increase in the property reinsurance loss ratio in the current quarter is due primarily to the recognition of $127.5 million of losses associated with Hurricane Ike and $3.7 million of losses associated with Hurricane Gustav. Losses in this segment were partially offset by an increase in net reserves releases for the third quarter of 2008 of $3.3 million compared to net reserve strengthening of $0.7 million in the comparative period in 2007. The loss ratio in the third quarter of 2007 benefited from a low level of catastrophe losses in the quarter. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $38.1 million for the three months ended September 30, 2008 equivalent to 27.4% of net premiums earned (2007 — 34.9%). Policy acquisition expenses have decreased from $25.4 million in 2007 to $23.4 million for the third quarter in 2008, mainly as a result of a general reduction in average commission rates for catastrophe and pro rata business. The increase in net earned premium, following our decision to reduce our reliance on outwards reinsurance, has also benefited the expense ratio by 3.5 percentage points in the quarter. The reduction in the operating expense ratio is mainly due to a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and the British Pound.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. Casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, workers’ compensation, medical malpractice, employers’ liability, professional liability and other third party liabilities. It is written in respect of cedents located mainly in the United States, the United Kingdom, Europe and Australia. We also write some structured reinsurance contracts. Aspen U.K.’s Zurich branch also writes casualty reinsurance in Continental Europe.

Gross written premiums.  The 2.8% increase in gross written premiums for the segment was due to increases in premium for the U.S. casualty treaty and casualty facultative business lines compensating for a reduction in business written by our non-U.S. casualty team in London and our London-based U.S. casualty team, where market conditions are challenging. In 2007, the casualty facultative team was reorganized and relocated from New Jersey to Connecticut which had a negative impact on written premiums in the prior year.

The table below shows our gross written premiums for each line of business in casualty reinsurance for the three months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the three months ended		For the three months ended
Lines of Business	September 30, 2008		September 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)

U.S. treaty	$60.1	12.3%	$53.5
Non-U.S. treaty	15.3	(25.4)	20.5
Casualty facultative	4.3	22.9	3.5

Total	$79.7	2.8%	$77.5

Losses and loss adjustment expenses.  Losses and loss adjustment expenses decreased by $16.3 million in the quarter compared to the equivalent period in 2007, due to an $8.1 million increase in prior year reserve releases. The reserve releases reflected favorable loss experience from the international casualty business line and the release of reserves following a favorable outcome on a specific claim. In the three months ended September 30, 2008, we have increased our loss provisions associated with potential exposure associated with the current financial crisis by $10.0 million. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $26.2 million for the three months ended September 30, 2008 equivalent to 23.2% of net premiums earned (2007 — 27.2%). Policy acquisition expenses have reduced in line with gross earned premiums and a reduction in accruals for profit commissions. Operating and administrative expenses have reduced by $4.2 million. The reduction in the operating expense ratio in the current period is mainly due to a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound whereas in the comparative period additional costs were incurred due to the reorganization of our U.S. teams.

International Insurance

Our international insurance segment mainly comprises marine hull, marine and specialty liability, energy, non-marine transport, aviation, professional liability, excess casualty, financial institutions, financial and political risk, U.K. commercial property (including construction) and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. In the third quarter of 2008, we have also started writing international commercial directors’ and officers’ insurance.

Gross written premiums.  Overall premiums have increased $51.8 million in the quarter compared to the third quarter of 2007, mainly due to $56.6 million of premium contributed by the newer lines of business. Written premium for the established lines decreased by $4.8 million overall, mainly attributed to U.K. commercial property and U.K. commercial liability insurance which continue to experience rate pressures and aviation insurance which had reductions in prior year premium estimates. In the period we recognized $1.2 million of reinstatement premiums as a result of Hurricane Ike.

The table below shows our gross written premiums for each line of business in international insurance for the three months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross written premiums
	For the three months ended			For the three months ended
Lines of Business	September 30, 2008			September 30, 2007
	($ in millions)	% increase/(decrease)
				($ in millions)

Marine and specialty liability insurance	$14.1	2.2%		$13.8
Energy property insurance	22.3	4.7		21.3
Marine hull	10.7	(4.5)		11.2
Aviation insurance	19.3	(18.6)		23.7
U.K. commercial property	14.1	(11.9)		16.0
U.K. commercial liability	23.3	(13.4)		26.9
Non-marine and transportation liability	8.7	NM	*	—
Professional liability	13.3	NM	*	—
Excess casualty	8.9	NM	*	—
Financial institutions	15.8	NM	*	—
Financial and political risk	5.5	NM	*	—
U.K. commercial property — construction	4.4	NM	*	—
International commercial directors’ and officers’ insurance	—	NM	*	—
Specialty reinsurance	20.4	26.7		16.1

Total	$180.8	40.2%		$129.0

*	Not Meaningful — These lines of business were not operational at September 30, 2007.

Losses and loss adjustment expenses.  The loss ratio for the quarter was 89.4% compared to 51.3% in 2007. The segment has been impacted by Hurricanes Ike and Gustav losses of $39.8 million, a $6.4 million U.S. rail loss and a $2.5 million airline loss. In comparison for the three months ended September 30, 2007, the segment suffered from an aviation loss of $10.1 million, including reinstatement premiums, and $4.0 million of estimated losses from July U.K. floods. Prior year reserve releases have also reduced by $22.2 million to $1.9 million in the third quarter of 2008 compared to 2007. This reduction was mainly due to reserve strengthening in the current year for the aviation and marine and specialty liability business lines and a significant reduction in the size of reserve releases from U.K. commercial liability. The net loss ratio for the segment has been adversely affected by the recognition of estimated ceded reinstatement costs of $7.4 million as a result of the hurricanes. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  The acquisition expense ratio decreased by 1.3 percentage points due in part to a $2.6 million reduction in profit commission accruals and a change in business mix following the addition of new business lines. The increase in operating and administrative expenses from $17.2 million in the third quarter of 2007 to $21.1 million for the equivalent period in 2008 relates to $1.6 million of direct costs for the new teams and additional infrastructure costs associated with setting up the new teams, partially offset by a reduction in accruals for performance-related compensation and favorable movements in the exchange rates between the U.S. Dollar and the British Pound.

U.S. Insurance

We write U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.  Gross written premiums increased only marginally in the quarter compared to the third quarter of 2007. Premium increases in the property book compensated for a reduction in the casualty book.

Gross written premium in 2007 was adversely impacted by the repositioning of the property book. In the third quarter of 2008, the casualty line has seen a contraction in premium due to the maintenance of our pricing discipline in a challenging market.

The table below shows our gross written premiums for each line of business in U.S. insurance for the three months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the three months ended		For the three months ended
Lines of Business	September 30, 2008		September 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)

U.S. property	$10.7	35.4%	$7.9
U.S. casualty	17.3	(11.7)	19.6

Total	$28.0	1.8%	$27.5

Losses and loss adjustment expenses.  Losses for the period have increased significantly by $21.6 million when compared to the prior period primarily due to the recognition of $7.5 million of losses related to Hurricane Ike, $7.5 million of losses related to Hurricane Gustav and a $2.8 million reduction in prior year reserve releases compared to the prior period in 2007.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased to $3.9 million from $4.5 million for the equivalent period in 2007 due to the reduction in premium volumes and changes in the business mix. The acquisition ratio also improved due to the reduction in earned reinsurance ceded between the two periods. Operating and administrative expenses have reduced from $9.3 million in the third quarter of 2007 to $6.2 million in the third quarter of 2008, due primarily to the recognition of $3.8 million of reorganization costs in the comparative period.

Total Income Statement — Third quarter

Our statements of operations consolidate the underwriting results of our four segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  We wrote more business in the third quarter than in the corresponding period of 2007 as a result of increases in premiums from our new lines of business and reinstatement premiums following Hurricanes Ike and Gustav

Reinsurance ceded.  Total reinsurance ceded in the three months ended September 30, 2008 of $37.5 million was $12.8 million higher than in the corresponding period in 2007. The overall increase is primarily due to the recognition of outwards reinstatement premiums following the hurricanes, in addition to increases in facultative cessions related to certain property proportional reinsurance business and the purchase of reinsurance cover for the new lines of business in our international insurance segment.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the third quarter of 2008 increased by 2.1% compared to the third quarter of 2007 primarily as a result of the contribution from new business lines in international insurance and the recognition of $13.7 million of additional inward reinstatement premiums following Hurricanes Ike and Gustav.

Net premiums earned.  Net premiums earned have increased by 3.5% in 2008 compared to 2007. Although gross earned premiums have increased by 2.1% for the same period, net earned premiums have increased by a larger amount as a result of a general reduction in the proportion of business ceded by the group between 2007 and 2008.

Losses and loss adjustment expenses.  The third quarter of 2008 was impacted by $186.0 million of losses associated with Hurricanes Ike and Gustav ($131.2 million — property reinsurance; $39.8 million — international insurance and $15.0 million — U.S. insurance) and a $10.0 million increase in provisions for losses associated with the ongoing financial crisis. In the third quarter of 2007, we experienced a significantly lower level of losses, the most significant being a $10.1 million aviation loss in Brazil and a $7.3 million loss from the July U.K. floods. In the third quarter of 2008, prior year reserve releases were $15.6 million compared to $28.5 million in the third quarter 2007. Due to the increased losses and reduced prior year reserve releases, the overall loss ratio in the third quarter of 2008 deteriorated by 42.8 percentage points.

Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

The underlying changes in loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and does not reflect the impact of prior year premium adjustments.

The hurricane claims adjustment in the table below reflects hurricane claim estimates and does not reflect the impact of reinstatement premium adjustments.

				Loss
				Ratio Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the three months ended September 30, 2008	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	118.6%	2.4%	(94.5)%	26.5%
Casualty reinsurance	67.2%	8.6%	—	75.8%
International insurance	89.4%	1.2%	(25.1)%	65.5%
U.S. insurance	130.1%	2.9%	(62.8)%	70.2%
Total	95.2%	3.6%	(42.8)%	56.0%

				Loss
				Ratio Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the three months ended September 30, 2007	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	34.2%	(0.5)%	—	33.7%
Casualty reinsurance	74.5%	1.3%	—	75.8%
International insurance	51.3%	16.4%	—	67.7%
U.S. insurance	39.6%	14.6%	—	54.2%
Total	52.4%	6.8%	—	59.2%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2008 and 2007. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the three months ended	For the three months ended
	September 30, 2008	September 30, 2007

Policy acquisition expenses	14.6%	16.1%
Operating and administrative expenses	10.7%	12.4%

Gross expense ratio	25.3%	28.5%
Effect of reinsurance	2.8%	3.6%

Total net expense ratio	28.1%	32.1%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended September 30, 2008 and 2007 are shown in the following table:

	For the three months ended September 30, 2008					For the three months ended September 30, 2007
	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Ratios based on Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total
					($ in millions)

Policy acquisition expense ratio	15.4%	14.6%	14.3%	12.4%	14.6%	16.9%	15.8%	16.1%	13.6%	16.1%
Operating and administrative expense ratio	9.7	8.4	11.4	19.5	10.7	12.2	11.0	10.5	28.0	12.4

Gross expense ratio	25.1	23.0	25.7	31.9	25.3	29.1	26.8	26.6	41.6	28.5
Effect of reinsurance	2.3	0.2	4.3	10.1	2.8	5.8	0.4	3.1	16.1	3.6

Total net expense ratio	27.4%	23.2%	30.0%	42.0%	28.1%	34.9%	27.2%	29.7%	57.7%	32.1%

The policy acquisition ratio, gross of the effect of reinsurance, has decreased to 14.6% for the three months ended September 30, 2008 from 16.1% for the comparative period in 2007. The overall reduction in the policy acquisition ratio is primarily driven by the recognition in the prior year of $6.0 million in profit commissions and no claims bonuses compared to $1.1 million in the current year with the remaining variance due to the impact of changes in the business mix and the new lines in the international insurance segment which incur lower average acquisition expenses.

Between the two periods we have experienced a $7.0 million reduction in our operating and administrative expenses. The decrease is due to a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound which reduces the Dollar value of Sterling denominated expenses.

Net investment income.   Net investment income consists of interest on fixed income securities and the total change in value of our hedge fund investments less investment management fees. In the third quarter of 2008, we generated net investment income of $19.3 million (2007 — $72.4 million). The $53.1 million decrease in investment income was primarily due to a loss of $42.2 million from our investment in funds of hedge funds compared to a $7.9 million contribution in the third quarter of 2007 plus a reduction in yield from our fixed income portfolio from 5.08% to 4.87%. The fixed income portfolio duration decreased marginally from 3.6 years to 3.5 years and the average credit quality of our fixed income book, is “AAA”, with 88% of the portfolio being graded “AA” or higher.

Change in fair value of derivatives.  In the three months ended September 30, 2008, we recorded a reduction in the fair value of derivatives of $0.7 million (2007 — $2.7 million reduction). This included a reduction of $2.1 million (2007 — $1.9 million) in the estimated fair value of our credit insurance contract less an adjustment of $1.4 million for changes in foreign currency contracts which were previously recorded in changes in fair value of derivatives and have now been reclassified as realized foreign currency gains and losses. In the three months ended September 30, 2007, a charge of $0.8 million for a catastrophe swap which expired on August 20, 2007 was also included. In addition, we hold foreign currency derivative contracts to purchase $90.5 million of U.S. and foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the three months ended September 30, 2008, the impact of foreign currency contracts on net income is a charge of $2.4 million (2007 — $0.8 million). Further information on these contracts can be found in Notes 6 and 7 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in earnings.

In light of the recent turmoil in the financial markets we have recognized an other-than-temporary impairment charge of $55.8 million in the three months ended September 30, 2008, of which $34 million is related to our holdings of Lehman where we wrote our subordinated debt down to a par value of zero and our senior debt down to 12.75% of its original par value. Although our holdings in Lehman are in default, the market value for these securities was derived based broker-dealer prices quoted at September 30, 2008. Management believes that this valuation is, in part, based on market expectations of future recoveries for Lehman’s bankruptcy proceedings.

Excluding our holdings in Lehman, we impaired several securities in our investment portfolio that were not in default at September 30, 2008. While such securities retained their investment grade ratings, timely continuation of interest and principal payments, they were priced at a significant discount to cost. Notwithstanding our intent and ability to hold these securities until maturity, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, we could not assert that the recovery period would be temporary under the current accounting standards.

Income before tax.  In the third quarter of 2008, we reported a $145.9 million loss before tax which comprised a $101.2 million underwriting loss, $19.3 million in net investment income, $2.7 million of net foreign exchange losses, $58.1 million of realized investment losses, $3.8 million of interest expense and $0.6 million of other income. In the third quarter of 2007, income before tax was $137.9 million and comprised $65.1 million of underwriting profit, $72.4 million in net investment income, $7.3 million of net exchange and investment gains, $4.2 million of interest expense and $2.7 million of other expenses. Our lower profit in the quarter compared to the prior period was mainly due to hurricane related claims, lower reserve releases, an adverse performance from our investments in funds of hedge funds and other-than-temporary impairment charges.

Income tax expense.  Income tax for the three months ended September 30, 2008 was a credit of $19.8 million. Our effective consolidated tax rate for the three months ended September 30, 2008 was a tax credit of 13.6% (2007 — 15.0%) due to the impact of underwriting and investment losses in the quarter. As required by FAS 109 and APB 28, the credit represents an estimate of the tax adjustment required to bring the year to date tax rate in line with the rate which we estimate will apply to our pre-tax income for the full year 2008. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net loss after tax for the three months ended September 30, 2008 was $126.1 million, equivalent to a $1.63 basic and diluted loss per ordinary share adjusted for the $6.9 million preference share dividends and on the basis of the weighted average number of ordinary shares in issue during the three months ended September 30, 2008. The net income for the three months ended September 30, 2007 was $117.2 million equivalent to basic earnings per ordinary share of $1.24 and fully diluted earnings per share of $1.21.

Results of Operations for the Nine Months ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2008 and 2007 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Nine months ended September 30, 2008” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the nine months ended September 30, 2008 and 2007.

The contributions of each segment to gross written premiums in the nine months ended September 30, 2008 and 2007 were as follows:

	Gross written premiums
	For the nine months ended	For the nine months ended
Business Segment	September 30, 2008	September 30, 2007
	% of total gross written premiums

Property reinsurance	32.4%	34.5%
Casualty reinsurance	20.3%	25.1%
International insurance	40.8%	33.9%
U.S. insurance	6.5%	6.5%

Total	100.0%	100.0%

	Gross written premiums
	For the nine months ended	For the nine months ended
Business Segment	September 30, 2008	September 30, 2007
	($ in millions)

Property reinsurance	$507.5	$521.9
Casualty reinsurance	318.6	380.2
International insurance	639.0	513.2
U.S. insurance	101.2	98.2

Total	$1,566.3	$1,513.5

Property Reinsurance

For a description of our property reinsurance segment, refer to “Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 — Property Reinsurance.”

Gross written premiums.  Gross written premiums in our property reinsurance segment decreased by 2.8% compared to the nine months ended September 30, 2007. This reduction reflects softening markets through the period prior to the September hurricanes, increased competition and the non-renewal of a number of accounts that no longer meet our internal profitability requirements. This was partially offset by the recognition of $12.5 million of reinstatement premiums following Hurricanes Ike and Gustav and favorable prior year estimated premium adjustments for the treaty risk excess and property facultative business lines.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the nine months ended		For the nine months ended
Lines of Business	September 30, 2008		September 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)

Treaty catastrophe	$255.8	(3.1)%	$263.9
Treaty risk excess	106.2	(15.2)	125.3
Treaty pro rata	105.7	0.4	105.3
Property facultative	39.8	45.3	27.4

Total	$507.5	(2.8)%	$521.9

Losses and loss adjustment expenses.  The net loss ratio for the nine months ended September 30, 2008 was 61.9% compared to 40.4% in 2007 due to the recognition of $131.2 million of hurricane losses in the third quarter partially mitigated by a $29.1 million increase in prior year reserve releases compared to the prior period. The loss ratio in 2007 was adversely affected by $23.8 million of losses associated with winter storm Kyrill, $17.0 million of losses from the U.K. floods and $7.1 million of losses from a U.S. tornado. The current period has experienced a high incidence of risk losses in addition to hurricane losses. The segment benefited from $19.5 million of prior year reserve releases in the period compared to a $9.6 million prior year reserve strengthening in 2007. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $122.6 million for the nine months ended September 30, 2008 equivalent to 31.5% of net premiums earned (2007 — 31.5%). Policy acquisition expenses have decreased from $83.9 million in 2007 to $72.9 million in 2008, mainly as a result of a 5.6 percentage point reduction in gross earned premium as well as a $4.2 million reduction in accruals for profit commission. Operating and administrative expenses have remained static year on year; however, our underlying cost base has increased due to the establishment of our Zurich branch and through incremental salary increases, but accruals for performance-related compensation have reduced.

Casualty Reinsurance

For a description of our casualty reinsurance segment, refer to “Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 — Casualty Reinsurance.”

Gross written premiums.  The 16.2% decrease in gross written premiums is our response to the challenging market conditions in addition to prior period premium reductions in our non-U.S. and U.S. treaty business. Premium increased in our facultative business following the reorganization of the business and its relocation from New Jersey to Connecticut in 2007.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each such line.

	Gross written premiums
	For the nine months ended		For the nine months ended
Lines of Business	September 30, 2008		September 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)

U.S. treaty	$196.6	(18.1)%	$240.1
Non-U.S.	110.5	(15.7)	131.1
Casualty facultative	11.5	27.8	9.0

Total	$318.6	(16.2)%	$380.2

Losses and loss adjustment expenses.  Losses and loss adjustment expenses decreased by 21.6% in 2008 compared to the equivalent period in 2007, due to an 18.4% reduction in gross earned premium and a $29.0 million increase in prior year reserve releases. The reserve releases reflected favorable loss experience from the international casualty and U.S. casualty reinsurance business lines and the impact from commuting certain U.S. casualty contracts. The 2008 year has suffered from the recognition of an additional $10 million provision against potential losses as a result of the ongoing financial crisis. Prior year reserve movements are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses. Total expenses were $78.8 million for the nine months ended September 30, 2008 equivalent to 26.9% of net premiums earned (2006 — 25.3%). The acquisition expense ratio has remained unchanged year on year but the expense ratio has increased from 9.5% in 2007 to 11.2% in 2008 due to the effect of the reduction in earned premium. Operating costs have reduced by $1.1 million year on year due to a reduction in accruals for performance related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound applied to Sterling denominated expenses.

International Insurance

For a description of our international insurance segment, refer to “Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 — International Insurance.”

Gross written premiums.  Overall premiums have increased by $125.8 million in the period compared to the nine months ended September 30, 2007, mainly due to the $143.7 million of premium contributed by our newer lines of business. Written premium for existing lines decreased by $17.9 million mainly due to energy property insurance which experienced reducing rates and specialty reinsurance which suffered from a prior year premium adjustment. We have reduced our premiums written in U.K. commercial liability due to continuing rate pressure and our decision to decline business that does not meet our internal profitability requirements.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross written premiums
	For the nine months ended			For the nine months ended
Lines of Business	September 30, 2008			September 30, 2007
	($ in millions)	% increase/(decrease)		($ in millions)

Marine and specialty liability insurance	$116.3	7.3%		$108.4
Energy property insurance	87.4	(7.5)		94.5
Marine hull	46.8	2.2		45.8
Aviation insurance	53.6	(12.3)		61.1
U.K. commercial property	46.2	8.5		42.6
U.K. commercial liability	60.5	(17.7)		73.5
Non-marine and transportation liability	30.1	NM	*	—
Professional liability	28.3	NM	*	—
Excess casualty	17.2	NM	*	—
Financial institutions	27.9	NM	*	—
Financial and political risk	31.3	NM	*	—
U.K. commercial property — construction	8.9	NM	*	—
International commercial directors’ and officers’ insurance	—	NM	*	—
Specialty reinsurance	84.5	(3.2)		87.3

Total	$639.0	24.5%		$513.2

*	Not Meaningful — these lines of business were not operational at September 30, 2007.

Losses and loss adjustment expenses.  The loss ratio for the nine months ended September 30, 2008 was 68.5% compared to 56.1% in 2007. In 2008, the segment was impacted by hurricane losses of $39.8 million, a $15.9 million pollution loss in France, a $6.4 million U.S. rail loss and a $6.4 million satellite loss. In 2007, the segment suffered a $14.0 million loss following a shipping collision, an aviation loss of $10.1 million and an $8.1 million loss following the failure of the Sealaunch satellite launch vehicle. In addition to the increase in large losses in 2008 the segment was also impacted by a reduction in prior year reserve releases of $40.0 million which increased the loss ratio variance. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $138.7 million for the nine months ended September 30, 2008 equivalent to 29.4% of net premiums earned (2007 — 27.9%). The acquisition expense ratio has reduced by 0.7 percentage points in the period due in part to a $4.8 million reduction in profit commission accruals but also due to the change in business mix following the introduction of new lines which incur lower acquisition expenses.

Operating and administrative expenses have increased by $13.0 million compared to the nine months ended September 30, 2007 mainly due to increases in personnel costs associated with the establishment of our Dublin branch, direct costs of the new underwriting teams and our entry into Lloyd’s. This was partially offset by a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound applied to Sterling denominated expenses.

U.S. Insurance

We write U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.  Gross written premiums increased by 3.1% compared to the prior period of 2007 due to increased property business compensating for reduced casualty premium as a result of competition and business being declined due to rate inadequacy. We have repositioned the property book in 2007 which has resulted in an increase in gross written premium in the period.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2008 and 2007, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the nine months ended		For the nine months ended
Lines of Business	September 30, 2008		September 30, 2007
	($ in millions)	% increase/(decrease)	($ in millions)

U.S. property	$42.3	23.3%	$34.3
U.S. casualty	58.9	(7.8)	63.9

Total	$101.2	3.1%	$98.2

Losses and loss adjustment expenses.  Losses for the period have increased by only $2.7 million despite the 2008 year suffering from $15.0 million of losses associated with Hurricanes Ike and Gustav. The comparative period suffered from a significant number of medium-sized commercial property losses. In addition, the current period has benefited from a prior period reserve release of $8.1 million whereas the comparative quarter of 2007 recognized $3.5 million of reserve releases.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased by $2.8 million due to a reduction in earned premiums although the commission ratio has reduced only slightly due to changes in business mix between property and casualty insurance. Operating and administrative expenses have reduced by $0.8 million due primarily to a reduction in profit related remuneration but the expense ratio continues to be adversely impacted in the short-term as a result of the investment we have made to rebuild the book and reshape our U.S. operations.

Total Income Statement — Nine months ended September 30, 2008

Our statements of operations consolidate the underwriting results of our four segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  We wrote more business in the first nine months of 2008 than in the corresponding period of 2007 as a result of premiums written by our newer lines in our international insurance segment. On a like for like basis, premiums have reduced as a result of the prevailing less favorable pricing environment in some lines of business, such as U.S. casualty reinsurance and property reinsurance.

Reinsurance ceded.  Our ceded reinsurance premiums of $136.9 million are 28.4% lower than the corresponding period of 2007, as we had taken the opportunity to purchase property covers at favorable prices for two wind seasons in 2007. This was partially offset by our reinsurance purchases in 2008 for our new lines of business and $7.4 million of reinstatement costs following Hurricanes Ike and Gustav.

Gross premiums earned  Gross premiums earned in 2008 decreased by 5.5% compared to 2007 primarily as a result of the reduction in business written in the property reinsurance and casualty reinsurance segments.

Net premiums earned.  Net premiums earned have decreased by 6.6% in 2008 compared to 2007. This is greater than the reduction in gross earned premiums due to costs from multi-year property reinsurance purchased in the third quarter of 2007, the recognition of reinstatement costs following Hurricanes Ike and Gustav, prior year ceded premium re-estimates and reinsurance costs for our new lines of business.

Losses and loss adjustment expenses.  Net losses have increased by $90.8 million compared to 2007 due to the recognition of $186.0 million of hurricane losses, net of reinsurance recoveries, offset in part by a reduction in earned premiums and a lower incidence of large losses in the period compared to 2007 and a $22.7 million increase in prior year reserve releases. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

The underlying changes in loss ratios by segment are shown in the table below. The prior year adjustments in the table below reflect claims development and do not reflect the impact of prior year premium adjustments. The hurricane claims adjustment in the table below reflects hurricane claim estimates and does not reflect the impact of reinstatement premium adjustments.

				Loss
				Ratio Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the nine months ended September 30, 2008	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	61.9%	5.0%	(33.7)%	33.2%
Casualty reinsurance	65.3%	16.4%	—	81.7%
International insurance	68.5%	4.2%	(8.4)%	64.3%
U.S. insurance	77.6%	11.8%	(21.9)%	67.5%
Total	66.1%	7.8%	(15.2)%	58.7%

				Loss
				Ratio Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the nine months ended September 30, 2007	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	40.4%	(2.3)%	—	38.1%
Casualty reinsurance	68.7%	5.3%	—	74.1%
International insurance	56.1%	13.3%	—	69.4%
U.S. insurance	61.9%	4.2%	—	66.1%
Total	54.8%	5.6%	—	60.4%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the nine months ended September 30, 2008 and 2007. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the nine months ended	For the nine months ended
	September 30, 2008	September 30, 2007

Policy acquisition expenses	15.7%	16.5%
Operating and administrative expenses	11.8%	10.4%

Gross expense ratio	27.5%	26.9%
Effect of reinsurance	2.9%	2.4%

Total net expense ratio	30.4%	29.3%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the nine months ended September 30, 2008 and 2007 are shown in the following table:

	For the nine months ended September 30, 2008					For the nine months ended September 30, 2007
	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Ratios based on Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	16.7%	15.5%	15.2%	14.2%	15.7%	18.1%	15.5%	16.1%	14.4%	16.5%
Operating and administrative expense ratio	11.4	11.0	11.0	21.6	11.8	10.7	9.3	9.1	18.6	10.4

Gross expense ratio	28.1	26.5	26.2	35.8	27.5	28.8	24.8	25.2	33.0	26.9
Effect of reinsurance	3.4	0.4	3.2	9.7	2.9	2.7	0.5	2.7	9.7	2.4

Total net expense ratio	31.5%	26.9%	29.4%	45.5%	30.4%	31.5%	25.3%	27.9%	42.7%	29.3%

The policy acquisition ratio, gross of the effect of reinsurance, has reduced to 15.7% for the nine months ended September 30, 2008 from 16.5% for the comparative period in 2007. The reduction is driven mainly by the $8.6 million reduction in profit commissions accruals in the property reinsurance and international insurance segments.

Between the two periods we have experienced an $11.2 million increase in our operating and administrative expenses due to increases in personnel and accommodation costs resulting from the introduction of new teams and an increase in I.T. infrastructure costs associated with the enhancements of our systems offset by a reduction in accruals for performance-related remuneration.

Net investment income.  Net investment income consists of interest on fixed income securities and the total change in value of our hedge fund investments less investment management fees. In 2008, we generated net investment income of $128.9 million (2007 — $218.7 million). The $89.8 million decrease in investment income was primarily due to losses from our investment in funds of hedge funds compared to gains in the comparable period of 2007. During the period, the book yield on our fixed income portfolio has decreased to 4.81% compared to 5.05% in 2007 and the fixed income portfolio duration increased from 3.4 years to 3.5 years. Net investment income in 2008 also included a one-off negative accounting adjustment of $7.8 million relating to 2007.

Change in fair value of derivatives.  In the nine months ended September 30, 2008, we recorded a reduction in the fair value of derivatives of $5.9 million (2007 — $8.1 million reduction). This included a reduction of $5.9 million (2007 — $5.7 million) in the estimated fair value of our credit insurance contract and in the nine months ended September 30, 2007 a charge for a catastrophe swap which expired on August 20, 2007 of $2.4 million. In addition, we hold foreign currency derivative contracts to purchase $90.5 million of U.S. and foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the nine months ended September 30, 2008, the impact of foreign currency contracts on net income is a charge of $3.8 million (2007 — $0.8 million). Further information on these contracts can be found in Note 6 and 7 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in earnings.

In light of the recent turmoil in the financial markets we have recognized an other-than-temporary impairment charge of $55.8 million in the nine months ended September 30, 2008, of which $34 million is related to our holdings of Lehman where we wrote our subordinated debt down to a par value of zero and our senior debt down to 12.75% of its original par value. Although our holdings in Lehman are in default, the market value for these securities was derived based broker-dealer prices quoted at September 30, 2008. Management believes that this valuation is, in part, based on market expectations of future recoveries for Lehman’s bankruptcy proceedings.

Excluding our holdings in Lehman, we impaired several securities in our investment portfolio that were not in default at September 30, 2008. While such securities retained their investment grade ratings, timely continuation of interest and principal payments, they were priced at a significant discount to cost. Notwithstanding our intent and ability to hold these securities until maturity, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, we could not assert that the recovery period would be temporary under the current accounting standards.

Income before tax.   Income before tax for the nine months ended September 30, 2008 was $98.8 million and comprised $42.9 million of underwriting profit, $128.9 million in net investment income, $3.4 million of net foreign exchange losses, $56.3 million of net realized investment losses, $11.7 million of interest expense and $1.6 million of other expenses. In 2007, income before tax was $416.2 million and comprised $208.0 million of underwriting profit, $218.7 million in net investment income, $10.4 million of net exchange and investment gains, $12.8 million of interest expense and $8.1 million of other expenses. Our lower investment income in 2008 compared to the prior period was mainly due to the adverse performance from our funds of hedge fund investments and a $7.8 million prior year accounting adjustment.

Income tax expense.  Income tax expense for the nine months ended September 30, 2008 was $16.8 million. Our consolidated tax rate for the nine months ended September 30, 2008 was 17.0% (2007 — 15.0%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2008. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net income after tax for the nine months ended September 30, 2008 was $82.0 million, equivalent to $0.73 basic earnings per ordinary share adjusted for the $20.8 million preference share dividends and $0.71 fully diluted earnings per ordinary share adjusted for the preference share dividends and on the basis of the weighted average number of ordinary shares in issue during the nine months ended September 30, 2008. The net income for the nine months ended September 30, 2007 was $353.8 million equivalent to basic earnings per ordinary share of $3.77 and fully diluted earnings per share of $3.67.

Reserves for Losses and Loss Expenses

As of September 30, 2008, we had total net loss and loss adjustment expense reserves of $2,840.4 million (December 31, 2007 — $2,641.3 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,081.9 million at the balance sheet date of September 30, 2008, a total of $1,794.8 million or 58.2% represented IBNR claims (December 31, 2007 — $2,946.0 million and 54.7%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at September 30, 2008
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Property reinsurance	$543.3	$(47.7)	$495.6
Casualty reinsurance	1,331.4	(6.7)	1,324.7
International insurance	1,010.4	(124.1)	886.3
U.S. insurance	196.8	(63.0)	133.8

Total losses and loss expense reserves	$3,081.9	$(241.5)	$2,840.4

	As at December 31, 2007
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Property reinsurance	$537.5	$(78.2)	$459.3
Casualty reinsurance	1,276.3	(13.7)	1,262.6
International insurance	999.2	(139.2)	860.0
U.S. insurance	133.0	(73.6)	59.4

Total losses and loss expense reserves	$2,946.0	$(304.7)	$2,641.3

The reduction in reinsurance recoverables is due to the continuing settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

For the nine months ended September 30, 2008, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $95.6 million. An analysis of this reduction by line of business is as follows for each of the three and nine months ended September 30, 2008 and 2007:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
Business Segment	2008	2007	2008	2007
	($ in millions)		($ in millions)

Property reinsurance	$3.3	$(0.7)	$19.5	$(9.6)
Casualty reinsurance	9.7	1.6	48.0	19.0
International insurance	1.9	24.1	20.0	60.0
U.S. insurance	0.7	3.5	8.1	3.5

Total Losses and loss expense reserves reductions	$15.6	$28.5	$95.6	$72.9

The key elements which gave rise to the net favorable development during the three months ended September 30, 2008 were as follows:

Property Reinsurance:  The $3.3 million reserve release in this segment was largely due to continued decreases in loss estimates for the 2007 U.K. floods with some overall good experience on the balance of the account. Ultimate claim estimates for the 2004 and 2005 major hurricanes are largely unchanged in the nine months ended September 30, 2008.

Casualty Reinsurance.  The $9.7 million reserve release in our casualty reinsurance segment is attributable to reserve releases on our international casualty reinsurance business line. Of the total release, $2.9 million is due to the release of reserves following the settlement of a specific claim and the balance comes from a release of 2006 and prior accident year reserves for the financial institutions sub-class where there has been less claims development than anticipated for those years.

International Insurance.  The $1.9 million reduction in the net reserves in this segment was a result of several factors. These include a release of $4.3 million from the U.K. liability business line from favorable claim settlements and releases of approximately $1.0 million each from the specialty reinsurance, marine hull and U.K. commercial property lines, which compensate for a $5.1 million increase in reserves for the marine and specialty liability business line and deterioration on the aviation account of $1.7 million.

U.S. Insurance.  The net release comes from the casualty account where experience continues to be better than expected offsetting a small $0.7 million deterioration on the property account.

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

Valuation of Investments

Valuation of Fixed Income and Short Term Available for Sale Investments.  All of the fixed income securities are traded in the over-the-counter market based on prices provided by one or more market makers in each security. In addition, there are readily observable market value indicators such as expected credit spread. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the securities in our portfolio are not sensitive to significant unobservable inputs or modeling techniques.

Valuation of Other Investments.  The value of our investments in funds of hedge funds is based upon monthly net asset values reported by the underlying funds to our funds of hedge fund managers. The financial statements of our funds of hedge funds are subject to independent annual audits evaluating the net asset positions of the underlying investments. We periodically review the performance of our funds of hedge funds and evaluate the reasonableness of the valuations.

Other-than-temporary impairment.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in earnings.

Capital Management

On February 6, 2008, our Board authorized a new share repurchase program for up to $300 million of ordinary shares. The authorization covers the period to March 1, 2010. On May 13, 2008, we purchased $100 million of our ordinary shares under our share repurchase program. We have $200 million remaining under the program.

The following table shows our capital structure at September 30, 2008 compared to December 31, 2007.

	As at	As at
	September 30,	December 31,
	2008	2007
	($ in millions)

Share capital, additional paid in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,218.4	$2,398.4
Preference shares (liquidation preference less issue expenses)	419.2	419.2
Long-term debt	249.5	249.5

Total capital	$2,887.1	$3,067.1

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2008, this ratio was 8.6% (December 31, 2007 — 8.1%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.2% as of September 30, 2008 (December 31, 2007 — 21.8%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,637.6 million at September 30, 2008 (December 31, 2007 — $2,817.6 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, the prevailing market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at September 30, 2008, Aspen Holdings held $25.0 million (December 31, 2007 — $17.9 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

In the nine months ended September 30, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings dividends of $25.0 million and $45.0 million, respectively. In the nine months ended September 30, 2007, Aspen Bermuda paid Aspen Holdings a dividend of $75.0 million. Aspen Holdings also received interest of $27.4 million (2007 — $19.50 million) from Aspen U.K. Holdings in respect of an intercompany loan.

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

In addition to its dividend capacity as at September 30, 2008, Aspen Bermuda could also make capital repayments to Aspen Holdings of approximately $174 million without prior approval from the Bermuda Monetary Authority. Aspen U.K. has $150 million available for capital repayments to Aspen U.K. Holdings which could in turn be used to fund repayments of loans made by Aspen Holdings to Aspen U.K. Holdings.

Insurance subsidiaries.  As of September 30, 2008, the Insurance Subsidiaries held approximately $716.6 million (December 31, 2007 — $902.7 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its

Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2008 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2008 and December 31, 2007:

	As at	As at
	September 30,	December 31,
	2008	2007
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,450.3	$1,422.5
Assets held in single beneficiary trusts	52.8	52.5
Letters of credit issued under our revolving credit facilities(1)	81.9	133.3
Secured letters of credit(2)	332.1	344.9

Total	$1,917.1	$1,953.2

Total as % of cash and invested assets	32.5%	33.2%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of September 30, 2008, the Company had funds on deposit of $448.1 million and £35.5 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.

Further information on these arrangements can be found in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the nine months ended September 30, 2008.  Total net cash flow from operations from December 31, 2007 through September 30, 2008 was $444.3 million, a reduction of $181.8 million over the comparative period. For the nine months ended September 30, 2008, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On February 29, 2008, May 27, 2008 and August 27, 2008 we paid a dividend of $0.15 per ordinary share to shareholders of record on February 18, 2008, May 12, 2008 and August 12, 2008, respectively. On October 1, 2008 dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (”Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders on September 15. On October 1, 2008 dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (”Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders on June 15, 2008.

Credit Facility.  On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005 (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents and The Bank of New York, as collateral agent. On September 1, 2006, the aggregate limit available under the credit facility was increased to $450 million.

The credit facility can be used by any of the Borrowers to provide funding for the Insurance Subsidiaries of the Company, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub facility for collateralized letters of credit. The credit facility will expire on August 2, 2010. As of September 30, 2008, no borrowings were outstanding under the credit facilities, although we had $81.9 million of outstanding uncollateralized letters of credit. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facility, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. We must also not permit our consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best Company (“A.M. Best”) financial strength rating of B++ or Standard & Poors (“S&P”) financial strength rating of A− ; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

On October 29, 2008, Aspen Bermuda extended its letter of credit facility with Citibank Europe Plc from $300 million to $450 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of September 30, 2008:

						Later
	2008	2009	2010	2011	2012	Years	Total
	($ in millions)

Operating Lease Obligations	$1.8	7.3	7.3	7.3	6.9	37.3	$67.9
Long-Term Debt Obligations(1)	—	—	—	—	—	250.0	$250.0
Reserves for Losses and loss adjustment expenses(2)	$208.7	786.7	506.8	366.5	278.9	934.3	$3,081.9

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies-Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2007 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 7 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re is a variable interest entity under the provisions of FASB interpretation No. 46 (R). We have a variable interest in the entity, however we are not the primary beneficiary of the entity and therefore we are not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 6 to the financial statements.

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

Ajax Re provides us with California earthquake coverage based on modified industry losses, or indexed-based losses, with an attachment level of $23.1 billion and an exhaustion level of $25.9 billion. The indexed-based losses are derived from industry personal lines losses, commercial lines losses and automobile losses, each as calculated by PCS. We would recover up to $100 million on a linear basis if we incurred losses in such earthquake. The insurance cover expires on May 1, 2009.

In order to ensure that Ajax Re had sufficient funding to service the LIBOR portion of interest due on the bonds issued by Ajax Re, Ajax Re entered into a total return swap with Lehman Financing, whereby Lehman Financing directed Ajax Re to invest the proceeds from the bonds into permitted investments. Lehman also provided a guarantee of Lehman Financing’s obligations under the swap.

On September 15, 2008, Lehman filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. To the extent that the current market value of the underlying collateral held in trust is not at least equal to the principal amount of the Ajax Re notes, there would be a shortfall in the collateral account, from which Aspen may not be able to fully recover losses due in the event of a California earthquake. Nevertheless, Aspen remains within its risk tolerances without benefit of this cover. We currently expect the value of the collateral to be substantially less than $100 million.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe”, “do not believe”, “anticipate”, “expect”, “plan”, “estimate”, “project”, “seek”, “will”, “may”, “aim”, “continue”, “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the impact of the deteriorating credit environment created by the sub-prime crisis and the global credit crunch;

•	a decline in the value of our investment portfolio or a rating downgrade of the securities in our portfolio;

•	in respect of hurricanes, such as Hurricanes Ike and Gustav, the Company’s reliance on loss reports received from cedents and loss adjustors; our reliance on industry loss estimates and those generated by modeling techniques; changes in assumptions on flood damage exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality; and the amount and timing of reinsurance recoverables and reimbursements actually received by us from our reinsurers;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	the impact that our future operating results, capital position and rating agency and other considerations have on the execution of any capital management initiatives;

•	the impact of any capital management initiatives on our financial condition;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage after major loss events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s, A.M. Best or Moody’s Investors Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical downturn of the industry;

•	changes in governmental regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom; and

•	the effect on insurance markets, business practices and relationships of ongoing litigation, investigations and regulatory activity by insurance regulators and prosecutors.

In addition, any estimates relating to loss events involve the exercise of considerable judgment and reflect a combination of ground-up evaluations, information available to date from brokers and cedents, market intelligence, initial tentative loss reports and other sources. Due to the complexity of factors contributing to the losses and the preliminary nature of the information used to prepare estimates, there can be no assurance that our ultimate losses will remain within the stated amounts.

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

As at September 30, 2008, our fixed income portfolio had an approximate duration of 3.5 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of changes in interest rates on portfolio given a parallel shift in the yield curve
Movement in rates in basis points	− 100	− 50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$4,803.0	$4,720.6	$4,637.0	$4,552.5	$4,468.0
Gain/(loss) $ in millions	$166.1	$83.7	0.0	$(84.4)	$(168.9)
Percentage of portfolio	3.58%	1.80%	0.00%	(1.82)%	(3.64)%

Equity risk.  We have invested in three funds of hedge funds with an estimated fair value of $513.1 million at September 30, 2008. These investments comprise 8.7% of our total of cash and cash equivalents and invested assets as at that date. The reduction in value of 8.6% from $561.4 million at December 31, 2007 was due to losses associated with the global financial crisis. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of investments in diverse strategies and securities.

To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars and British Pounds. As of September 30, 2008, approximately 49% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 44% were in British Pounds and approximately 7% were in other currencies. For the nine months ended September 30, 2008, 12.8% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2008. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2008, would have impacted reported net comprehensive income by approximately $34 million for the nine months ended September 30, 2008.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. At September 30, 2008, the Company held currency contracts to purchase $90.5 million of U.S. and foreign currencies. At September 30, 2007, the Company held currency contracts to purchase $42.8 million of U.S. and foreign currencies.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities due to variations in credit spreads and default risk. We also have exposure to credit risk as a result of our investments in funds of hedge funds. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2008 and December 31, 2007, the average rating of fixed income securities in our investment portfolio was respectively, “AAA” and “AA+” or equivalent as rated by S&P. During the first quarter of 2007, there were growing reports of defaults in the U.S. sub-prime mortgage market. We took an early view on the sub-prime sector of the mortgage-backed securities market and exited the immaterial direct exposure we had by the end of the third quarter of 2007. We also reduced our exposure to corporate debt of companies that operate or engage in, and we believe have meaningful exposure to, sub-prime mortgage business.

In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance 85% of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A− ” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 6 to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2008 above.

From 2008 we have also been writing financial and political risk insurance in which we are exposed to the risk of claims arising from credit risks assumed by our policy holders. We manage these risks by limiting the amount of exposure to any obligor and by aggregate country limits applicable to the total limits insured, whether or not these are credit risks.

The table below shows our reinsurance recoverables as of September 30, 2008 and December 31, 2007, and our reinsurers’ ratings.

	As at	As at
	September 30,	December 31,
A.M. Best	2008	2007
	($ in millions)	($ in millions)

A++	21.5	31.0
A+	52.6	46.3
A	131.6	166.9
A−	23.5	37.2
Fully collateralized	2.6	3.3
Not rated	9.7	20.0

Total	241.5	304.7

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course and incidental to our business. We are not currently involved in any other material pending litigation or arbitration proceedings.

Item 1A. Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. However, also please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 10 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cashless basis at the exercise price as described in Note 10 to our unaudited condensed consolidated financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Number of
Date Issued	Shares Issued

September 15, 2008	630

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

10.1	Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan.
10.2	Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors.
10.3	Amendment to Form of 2006 Performance Share Agreement.
10.4	Amendment to Form of 2007 Performance Share Agreement.
10.5	Amendment to Form of RSU Agreement (U.S. version).
10.6	Amendment to Form of RSU Agreement (U.S. employees employed outside the U.S.).
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspen Insurance Holdings Limited
(Registrant)

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer
Date: November 10, 2008

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer
Date: November 10, 2008