Form 10-K
period 2008-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2009-02-26
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Maxwell Roberts Building 1 Church Street Hamilton, Bermuda (Address of principal executive offices)	HM 11 (Zip Code)

Registrant’s telephone number, including area code:
(441) 295-8201

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary Shares, 0.15144558¢ par value	New York Stock Exchange, Inc.
5.625% Perpetual Preferred Income Equity Replacement Securities	New York Stock Exchange, Inc.
7.401% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑ Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2008, was approximately $1.9 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2008.

As of February 1, 2009, 81,530,686 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Unless the context otherwise requires, references in this Annual Report to the “Company,”, “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America California, LLC (“ARA — CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty and AUL, as corporate member of Syndicate 4711, are each referred to herein as an “Insurance Subsidiary,” and collectively referred to as the “Insurance Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds” or “£” are to the lawful currency of the United Kingdom, and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and the differences could be significant. The risks, uncertainties and other factors set forth below and under Item 1A, “Risk Factors” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A, and the following:

•	the continuing and uncertain impact of the current depressed credit environment, the banking crises and economic recessions in many of the countries in which we operate and of the measures being taken by governments to counter these issues;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in insurance and reinsurance market conditions;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	increased counterparty risk due to the impairment of financial institutions;

•	changes in the total industry losses, or our share of total industry losses, resulting from past events such as Hurricanes Ike and Gustav and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law, any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage after major loss events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s (“S&P”), A.M. Best or Moody’s Investors Service (“Moody’s”);

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	changes in government regulations or tax laws in jurisdictions where we conduct business; and

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom.

In addition, any estimates relating to loss events involve the exercise of considerable judgment and reflect a combination of ground-up evaluations, information available to date from brokers and cedants, market intelligence, initial tentative loss reports and other sources. Due to the complexity of factors contributing to losses and the preliminary nature of the information used to prepare estimates, there can be no assurance that our ultimate losses will remain within stated amounts.

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

General

We are a Bermuda holding company, incorporated on May 23, 2002, and now conduct insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty (United States). Aspen U.K. also has branches in Paris, France, Zurich, Switzerland, Dublin, Ireland, Singapore, Australia and Canada. We operate in the global markets for property and casualty insurance and reinsurance.

For the year ended December 31, 2008, we wrote $2,001.7 million in gross premiums and at December 31, 2008 we had total capital employed, including long-term debt, of $3,028.6 million.

Our corporate structure as at February 13, 2009 was as follows:

We manage our business in four segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance.

Property reinsurance business is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in Bermuda, London, Paris, Singapore, the U.S. and Zurich. The business written in the U.S is written exclusively by Aspen Re America and ARA-CA as reinsurance intermediaries with offices in Connecticut, Illinois, New York, Georgia and California. Aspen U.K. started writing credit and surety reinsurance out of our Zurich branch, for business incepting on or after January 1, 2009.

Casualty reinsurance is mainly assumed by Aspen U.K. and written by teams located in London, Zurich and the U.S. A small number of casualty reinsurance contracts are written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America in its Connecticut office.

Our international insurance business is written primarily in the London Market through Aspen U.K. and AUL which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL. Excess casualty insurance is written by the Dublin branch of Aspen U.K. Beginning in 2009, we will also commence writing excess casualty insurance business out of Aspen Bermuda.

In the U.S., we write property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network. In 2008, substantially all the excess and surplus lines business previously written by Aspen Specialty was written by Aspen U.K. through Aspen Management and ASIS, our U.S. brokerage companies.

Aspen Management is an insurance producer and management company with offices in Boston, Massachusetts, Atlanta, Georgia and Scottsdale, Arizona, which provides underwriting, claims and management services predominantly on behalf of Aspen Specialty and Aspen U.K. ASIS is a California broker placing surplus lines property and casualty business predominantly on behalf of Aspen Specialty and Aspen U.K.

Our Business Strategy

Our financial objective is to deliver superior financial returns to our ordinary shareholders while at the same time achieving a comparatively lower earnings volatility relative to similar companies. Over the past three years, we have endeavored to reduce this volatility by further diversifying into new business lines and reducing exposure to catastrophic events. Our objective of reducing volatility implies a reduction in our exposure to natural catastrophe losses which in turn implies that in years such as 2006 and 2007 when there is limited insured natural catastrophe loss we may not report returns as high as some of our competitors whose business is more exposed to natural catastrophe risks. For 2008, our estimated losses from Hurricanes Ike and Gustav were within our expectations for storms of this size.

Our principal measures of financial return are Return On Average Equity (“ROAE”) and change in book value per share, adjusted for dividends to shareholders. We calculate ROAE as income after tax and preference share dividends as a percentage of average monthly shareholders’ equity excluding accumulated comprehensive income and the aggregate of the liquidation preferences of our preference shares. The ROAE which we target for any one year will depend on our assessment of the state of the insurance and interest rate cycles to which we expect to be exposed. Book value per share is the ratio of total shareholders’ equity adjusted for intangible assets, preference shares and dividends to shareholders, to ordinary shares outstanding.

We aim to deliver our financial objective by pursuing the following key aspects of business strategy:

Diversification.  We plan to continue to diversify our insurance and reinsurance operations by offering new products within our existing lines of business or the selective addition of new lines, and we may selectively increase our exposure in parts of the world or in lines of business where we are currently under-represented. In this regard, we opened a branch office in Zurich, Switzerland in 2007 to develop our continental European reinsurance business. In 2008, we established a Dublin branch to write excess casualty insurance business and an office in Singapore to write property reinsurance. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills.

We anticipate continuing to develop and selectively build out our reinsurance operations with emphasis on non-U.S. peak zone catastrophe exposures and emphasize our evolving franchise in our international and U.S. insurance segments. In 2007, we established new underwriting units in professional liability and excess casualty insurance. In 2008, we established new underwriting units to write financial institutions insurance, financial and political risk insurance, management and technology liability insurance, as well as credit and surety reinsurance.

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

Capital Management.  We strive to maintain an optimal level of capital relative to our business plan. To do this, we employ Dynamic Financial Analysis (“DFA”) statistical modeling techniques to assess the risk of loss to our capital base based upon the portfolio of risks we underwrite and on our asset and operational risk profiles. We use this together with rating agency models and marketing considerations to make an informed judgment as to the minimum amount of capital that we need to hold.

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

Performance Management.  We also use DFA to determine the risk-adjusted capital amounts that we notionally allocate to each of our lines of business and to set maximum combined ratios. Combined ratio is the ratio of losses and expenses to net earned premium and therefore returns are higher for lower values of combined ratio and vice versa.

Cycle Management.  By anticipating changing market conditions, we seek as far as possible to access different lines of business with complementary risk/return characteristics and to deploy capital appropriately. We monitor relative and absolute rate adequacy and movements and we adjust the composition of our risk portfolio based on market conditions and underwriting opportunities. We are prepared to adjust our underwriting and capital management objectives in order to respond in a timely manner to the changing market environment for all or some of our lines of business. This includes reducing our gross written premiums for a business line, or for our overall writings, should conditions warrant.

Investment Management.  We manage our investment portfolio, subject to defined risk parameters, with a view to maximizing its contribution to ROAE in the form of net investment income while also targeting superior total returns. We employ an active fixed income investment strategy that focuses on the outlook for interest rates, yield curves and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks and our assessment of the interest rate cycle. In 2008, we reviewed our strategy of diversifying our investment portfolio away from 100% fixed income securities and reduced our allocation to funds of hedge funds from 9.5% at the start of the year to 5.0% of our aggregate portfolio as at December 31, 2008. In February 2009, we gave notice to redeem all our remaining hedge fund investments.

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

The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Business Segment	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property Reinsurance	$589.0	29.4%	$601.5	33.0%	$623.1	32.0%
Casualty Reinsurance	416.3	20.8%	431.5	23.7%	485.5	25.0%
International Insurance	867.8	43.4%	663.0	36.5%	683.4	35.1%
U.S. Insurance	128.6	6.4%	122.5	6.8%	153.5	7.9%

Total	$2,001.7	100.0%	$1,818.5	100.0%	$1,945.5	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our financial statements.

Property Reinsurance

Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata and property facultative (U.S. and international). Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. Our property reinsurance business is written out of Bermuda, London, the U.S., Paris, Zurich and Singapore. The property reinsurance business we write can be analyzed by geographic region, reflecting the location of the insured, as follows for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Property Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$40.4	6.9%	$12.2	2.0%	$36.0	5.8%
Caribbean	0.4	0.1%	1.7	0.2%	—	—
Europe	68.6	11.6%	9.7	1.6%	41.7	6.7%
United Kingdom	26.5	4.5%	38.9	6.5%	27.3	4.4%
United States & Canada (1)	347.2	58.9%	363.6	60.5%	364.9	58.6%
Worldwide excluding United States (2)	37.5	6.4%	59.4	9.9%	47.6	7.6%
Worldwide including United States (3)	52.1	8.8%	80.5	13.4%	93.2	15.0%
Others	16.3	2.8%	35.5	5.9%	12.4	1.9%

Total	$589.0	100.0%	$601.5	100.0%	$623.1	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our property reinsurance segment for the twelve months ended December 31, 2008, 2007 and 2006 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Property Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Treaty Catastrophe	$253.0	43.0%	$284.5	47.3%	$315.0	50.6%
Treaty Risk Excess	112.0	19.0%	134.3	22.3%	157.6	25.3%
Treaty Pro Rata	174.7	29.6%	145.2	24.1%	119.1	19.1%
Property Facultative	49.3	8.4%	37.5	6.3%	31.4	5.0%

Total	$589.0	100.0%	$601.5	100.0%	$623.1	100.0%

Treaty Catastrophe.  Treaty catastrophe reinsurance contracts are typically “all risk” in nature, providing protection against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as floods, tornadoes, fires and storms. Exposures are covered for property damage and business interruption losses resulting from a catastrophe event caused by an insured peril. Coverage can also be limited to only specified perils such as windstorm.

Property catastrophe reinsurance is generally written on an excess of loss basis. Excess of loss reinsurance provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. A loss from a single occurrence is limited to the initial policy limit and would not usually include the policy limit available following the payment of a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected regions or geographical areas.

Treaty Risk Excess.  We also write risk excess of loss property treaty reinsurance. This type of reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis, rather than to two or more risks in an insured event, as provided by catastrophe reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings due to fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Treaty Pro Rata.  Our treaty pro rata reinsurance product provides proportional coverage to the reinsured rather than excess of loss. We share original losses in the same proportion as our share of premium and policy amounts. Pro rata contracts typically involve close client relationships and frequent auditing.

Property Facultative.  The business is written on an excess of loss basis for primary insurers in the U.S. as well as worldwide. The account has dual distribution with business written both directly and through brokers. The U.S. property facultative account is mostly written on a direct basis, whereas the international account is written both on a direct basis and through brokers. This line of business is not typically driven by natural perils.

In facultative reinsurance, the reinsurer assumes all or part of a risk written by the insurer in a single insurance contract. Facultative reinsurance is negotiated separately for each contract. Facultative reinsurance is normally purchased by insurers where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. We also underwrite “facultative automatics” where all original risks that meet certain contractual criteria are covered under the same reinsurance contract. There is typically a different type of underwriting expertise required in facultative underwriting as compared to treaty underwriting.

Structured Reinsurance.  We write a small number of structured property reinsurance contracts out of Aspen Bermuda. These contracts are tailored to individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. In 2008, these contracts were accounted for in this segment, casualty reinsurance and international insurance. Within the property reinsurance segment, these contracts generated gross written premiums in 2008 of $46.7 million.

A very high percentage of the property reinsurance contracts that we write excludes coverage for losses arising from the peril of terrorism involving nuclear, biological or chemical attack outside the U.S. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts, both on a pro rata and risk excess basis, covering the peril of terrorism. We have done so only in instances where we believe we are able to obtain pricing that is commensurate with our exposure. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

In our property reinsurance segment, Factory Mutual and its affiliates accounted for approximately 11% of gross written premiums in this segment for the twelve months ended December 31, 2008. No other customer accounted for more than 5% of gross written premiums within this segment.

Casualty Reinsurance

Our casualty reinsurance segment is written on both a treaty and a facultative basis and consists of the following principal lines of business: U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write U.S. casualty facultative reinsurance. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

Casualty reinsurance is written by Aspen U.K. and our reinsurance intermediary in the U.S., Aspen Re America, on behalf of Aspen U.K. We also write some structured casualty reinsurance contracts out of Aspen Bermuda.

The casualty reinsurance business we write can be analyzed by geographic region, reflecting the location of the insured, as follows for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Casualty Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$17.3	4.2%	$2.5	0.6%	$16.1	3.3%
Caribbean	1.8	0.4%	0.2	—	1.5	0.3%
Europe	5.3	1.3%	61.1	14.2%	5.4	1.1%
United Kingdom	14.0	3.4%	14.7	3.4%	18.5	3.8%
United States & Canada (1)	294.4	70.7%	290.9	67.4%	327.9	67.5%
Worldwide excluding United States (2)	32.6	7.8%	11.8	2.7%	38.2	7.9%
Worldwide including United States (3)	50.3	12.1%	42.0	9.8%	75.2	15.5%
Others	0.6	0.1%	8.3	1.9%	2.7	0.6%

Total	$416.3	100.0%	$431.5	100.0%	$485.5	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our casualty reinsurance segment for the twelve months ended December 31, 2008, 2007 and 2006 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Casualty Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

U.S. Treaty	$276.8	66.5%	$277.3	58.7%	$291.1	60.0%
International Treaty	123.8	29.7%	142.7	33.1%	160.2	33.0%
Casualty Facultative	15.7	3.8%	11.5	8.2%	34.2	7.0%

Total	$416.3	100.0%	$431.5	100.0%	$485.5	100.0%

U.S. Treaty.  Our U.S. casualty reinsurance business is comprised of long-tail treaty contracts protecting U.S. cedants. In July 2006, Aspen Re America appointed a U.S.-based team of casualty treaty underwriters, based in Connecticut, who write U.S. casualty treaty exclusively on behalf of Aspen U.K. The U.S.-based team complements our existing London-based team which writes this business mostly on an excess of loss basis. With respect to business written by our U.S. team, the contracts protect U.S. cedants primarily within the regional, specialty and excess and surplus lines segments written both on an excess of loss and pro rata basis. Our London team reinsures exposures mainly with respect to workers’ compensation (including catastrophe), medical malpractice, and professional liability for regional lawyers, accountants, architects and engineers. Our U.S. team reinsures exposures mainly with respect to general liability, automobile liability, non-medical professional, workers’ compensation and excess liability including umbrella.

International Treaty.  Our international casualty reinsurance business is composed of long-tail treaty contracts. The majority of our international casualty reinsurance business is written on an excess of loss basis with a small proportion written on a pro rata basis. The exposures that we cover in the international casualty business include automobile liability, workers’ compensation, employers’ liability, public and product liability, fidelity business, professional indemnity and various coverages for financial institutions including bankers blanket bonds, directors and officers (“D&O”) liability and professional indemnity. This line of business is comprised of non-U.S. domiciled cedants, some of which may have incidental U.S. exposure, including exposure to U.S. financial institutions.

Casualty Facultative.  Our casualty facultative reinsurance line of business consists of umbrella, automobile liability, general liability and workers’ compensation reinsurance. Approximately all exposures reinsured in this line of business are located in the United States, written on an excess of loss basis out of our Rocky Hill, Connecticut office. During 2003 and for part of 2004, this business was written for us by Wellington Underwriting, Inc. (“WU Inc.”). The binding authority for general liability, umbrella and workers’ compensation along with the team that wrote this business at WU Inc., was transferred to Aspen Re America on February 1, 2004. Following the closure of our Marlton, New Jersey office in 2007, our casualty facultative business is conducted out of our Rocky Hill, Connecticut office.

Structured Reinsurance.  We have written a small number of structured casualty reinsurance contracts through our specialist team in Bermuda. Within the casualty reinsurance segment, these contracts generated gross written premiums in 2008 of $57.8 million. The two largest of these contracts in 2008 were a workers’ compensation quota share contract with estimated gross written premiums of $25.7 million (which accounted for 6.1% of gross written premiums in 2008 for the casualty reinsurance segment) and an automobile liability and physical damage quota share contract with estimated gross written premiums of $28.3 million (6.8% of total gross written premiums in 2008).

No other customer accounted for more than 4% of gross written premiums in this segment for the year ended December 31, 2008.

International Insurance

Our international insurance segment comprises marine hull, marine and specialty liability, energy property, non-marine transportation liability, aviation, excess casualty, professional liability, U.K. commercial property (including construction), U.K. commercial liability, financial and political risk, financial institutions, management and technology liability and specialty reinsurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. In 2008, we began writing financial and political risk, financial institutions and management and technology liability insurance. Our specialty reinsurance line of business includes aviation, marine and other specialty reinsurance. Our insurance business is written on a primary, quota share and facultative basis and our reinsurance business is mainly written on a treaty pro rata and excess of loss basis with some on a facultative basis.

The international insurance business we write (including the quota share business) can be analyzed by geographic region, reflecting the location of the insured, as follows for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
International Insurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$12.7	1.5%	$8.2	1.2%	$6.6	1.0%
Caribbean	0.8	0.1%	1.0	0.2%	1.0	0.2%
Europe	28.9	3.3%	8.6	1.3%	12.2	1.8%
United Kingdom	147.6	17.0%	145.2	21.9%	171.7	25.1%
United States & Canada (1)	156.5	18.0%	78.0	11.8%	83.6	12.2%
Worldwide excluding United States (2)	42.8	4.9%	48.1	7.3%	34.3	5.0%
Worldwide including United States (3)	451.0	52.0%	360.3	54.3%	362.5	53.0%
Others	27.5	3.2%	13.6	2.0%	11.5	1.7%

Total	$867.8	100.0%	$663.0	100.0%	$683.4	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our international insurance segment for the twelve months ended December 31, 2008, 2007 and 2006 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
International Insurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Marine and specialty liability insurance	$161.3	18.6%	$138.3	20.9%	$145.0	21.2%
Energy property insurance	94.9	10.9%	102.7	15.5%	96.0	14.0%
Marine hull	65.9	7.6%	59.9	9.0%	58.3	8.5%
Aviation insurance	101.8	11.7%	103.3	15.6%	121.2	17.7%
U.K. commercial property	51.9	6.0%	50.1	7.6%	47.5	7.0%
U.K. commercial liability	75.1	8.7%	92.2	13.9%	124.8	18.3%
Non- marine transportation liability	41.0	4.7%	7.1	1.0%	—	—
Professional liability	44.0	5.1%	5.0	0.7%	—	—
Excess casualty	29.6	3.4%	—	—	—	—
Financial institutions	39.0	4.5%	—	—	—	—
Financial and political risk	39.1	4.5%	—	—	—	—
U.K. commercial property — construction	11.8	1.4%	—	—	—	—
Management and technology liability	3.5	0.4%	—	—	—	—
Specialty reinsurance	108.9	12.5%	104.4	15.8%	90.6	13.3%

Total	$867.8	100.0%	$663.0	100.0%	$683.4	100.0%

Marine, Energy and Liability Insurance.  The marine, energy and liability team commenced underwriting in the third quarter of 2004 and writes marine hull, energy physical damage and marine and specialty liability classes. The vast majority of business is written on a direct facultative basis with underwriters setting the terms and conditions of the risk. Coverage underwritten includes onshore and offshore natural perils, fire, explosion, well blow-out, liability risks associated with the aforementioned, and onshore liability construction (which may have longer contract periods than one year).

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

Non-Marine and Transportation Liability.  The non-marine transportation liability team joined Aspen U.K. in the second half of 2007. The team focuses on industry groups such as life science, railroads and trucking. Insureds are predominantly North American-domiciled with coverage offered on both a primary and excess of loss basis. This line of business is primarily written on a direct facultative basis.

Professional Liability.  In September 2007, Aspen U.K.’s professional liability line of business was established. The team writes an international portfolio of professional liability risks, via its London Market broker partners. We target predominantly non-U.S. domiciled risks, although some risks may have an element of U.S. exposure through subsidiary offices and other related minority activities. The majority of our business emanates from the U.K. and Australasia, with some European business. We insure a wide range of professions including lawyers, surveyors, accountants, engineers, contractors and financial advisors. Risks are written on both a primary and excess of loss basis.

Global Excess Casualty (Dublin).  The global excess casualty line of business was established at Aspen U.K. in October 2007. Beginning in January 2008, the team started writing this business out of our Dublin office and is dedicated to the writing of large, sophisticated and risk-managed insureds worldwide. The account is a broad-based book of business including general liability, commercial and residential construction liability. It provides for product and public liability and associated types of cover found in general liability policies in the global insurance market. The team writes excess layers only, with the intention of writing 100% of layers or quota share as applicable, with a portion of the contracts being multi-year policies.

Financial Institutions.  In January 2008, we started underwriting this business. Our principal focus is on super-regional and regional financial institutions, smaller investment banks and specialized financial institution service companies. Additionally, we also provide Fortune 500 commercial entity commercial crime insurance. Products include financial institutions blanket bonds, electronic and computer crime insurance (comprehensive crime), professional indemnity/errors and omissions (“E&O”) and D&O liability. Insureds are predominantly in North America, U.K., Australia, Northern and Central Europe with coverage offered mainly on a primary basis. This line of business is written on a direct and facultative basis.

Management and Technology Liability Insurance.  In September 2008, we started writing a balanced and diversified portfolio of Management and Technology Liability insurance (“M&TL”), consisting of international commercial D&O insurance, network security, technology liability and warranty and indemnity insurance. The M&TL book constitutes risks for non-U.S. domiciled companies written on both a primary and excess basis. Core territories include the U.K., Europe, Asia Pacific and Canada and we provide coverage for directors and officers of both publicly listed and private companies. The technology liability portfolio encompasses liability for the design and manufacture of technology-related hardware and software as well as the broader provision of technology-related services. We write technology liability business primarily on an excess basis. Network security liability, which we write mostly on a primary basis, provides cover for internet-related exposures such as privacy, identity theft and internet media liability and attendant loss or misuse of data. Warranties and indemnities (“W&I”) insurance provides cover for losses arising from specific (but not all) representations and warranties provided or obtained in connection with a corporate transaction, particularly in a merger or acquisition. Derivative exposures can arise from tax or other issues that are contingent to or otherwise impede the successful sale or purchase of a company. Although some specific types of contingent risks are considered on a primary basis, most W&I business is written on an excess basis.

Financial and Political Risks.  The financial and political risks team writes business covering project and trade risk, political risks, terrorism and kidnap and ransom (“K&R”). Credit insurance, mostly focusing on secured and trade-related credit, is written largely on a direct basis as a percentage of the lenders’ exposure. Political risks, which include confiscation, expropriation, nationalization and deprivation (“CEND”) cover, currency inconvertibility/non- transfer (“CI”) cover and political violence, are written as direct insurance and facultative reinsurance and can be primary layers, excess of loss or quota share reinsurance (non-treaty). K&R insurance policies typically cover kidnap, hijack and resultant bodily injury, threats to kill, injure or abduct or to damage property or products, extortion, and malicious and illegal detention. K&R insurance is written as direct insurance. We write the financial and political risks worldwide but with concentrations in a number of key countries, such as Russia and China.

U.K. Commercial Property.  The U.K. commercial property insurance focuses on providing physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. property owners, middle market corporate and public sector clients. In 2008, we commenced writing construction risks coverage.

U.K. Commercial Liability.  The U.K. commercial liability line of business focuses on providing employers’ liability coverage and public liability coverage for insureds domiciled in both the United Kingdom and Ireland.

In the United Kingdom, all employers must maintain employers’ liability insurance. This insurance covers employers’ liability for bodily injury or disease sustained by employees, and arising out of and in the course of employment. In the United Kingdom, employees are required to show breach of statute or tort prior to being entitled to any compensation. As opposed to the United States, there is no set scale of compensation in the United Kingdom, as claims are settled in accordance with legal precedent and official damages guidelines. Most claims are settled out of court; however, most employees engage legal representation that increases claims costs, though in a predictable way. Insurance cover is written on an “occurrence” basis; that is, the monetary limits of the insurance apply to all claims relating to any one occurrence, with the minimum legal requirement being £5 million for any one occurrence. However, the usual limit for employers’ coverage is £10 million for any one occurrence.

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

For the twelve months ended December 31, 2008, our mix of specialty reinsurance business as measured by gross written premiums was approximately 52.2% aviation and marine reinsurance (2007 — 63.9%; 2006 — 50.4%) and 47.8% (2007 — 36.1%; 2006 — 49.6%) other specialty reinsurance risks such as terrorism, nuclear, personal accident, crop and satellite.

In our international segment, no single customer accounted for more than 3% of gross written premiums within this segment.

Structured Reinsurance.  Our structured reinsurance team in Bermuda wrote $1.9 million of gross premiums in 2008 that fall within the international insurance segment.

U.S. Insurance

Our U.S. insurance segment consists of U.S. property and casualty insurance written on an excess and surplus lines basis. In 2007, after the appointment of Nathan Warde as Head of U.S. Insurance, there was a substantial reorganization of our property account. In 2008, substantially all of this business was written by Aspen U.K. through Aspen Management and ASIS. The U.S. insurance business we write can be analyzed by geographic region, reflecting the location of the insured, as follows for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
U.S. Insurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
($ in millions, except for percentages)

United States & Canada (1)	$128.6	100.0%	$122.5	100.0%	$153.5	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

Our gross written premiums by our principal lines of business within our U.S. insurance segment for the twelve months ended December 31, 2008, 2007 and 2006 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
U.S. Insurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property Insurance	$53.2	41.4%	$41.0	33.5%	$71.9	46.8%
Casualty Insurance	75.4	58.6%	81.5	66.5%	81.6	53.2%

Total	$128.6	100.0%	$122.5	100.0%	$153.5	100.0%

The property account consists predominantly of mercantile, manufacturing, municipal and commercial real estate business. The casualty account primarily consists of general liability, umbrella liability and certain E&O insurance. Coverage on our casualty line is offered on those risks that are primarily premises-driven, focusing on low to moderately hazardous exposures.

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

Enterprise Risk Management.  Risk management focuses on the threat to the achievement of our business objectives. Enterprise Risk Management (“ERM”) identifies the sources of such risks and oversees the setting of limits on risks, as well as risk mitigation and risk transfer. Underpinning this approach is a two-dimensional risk management process that forms the basis of business decision making:

•	top-down approach (strategic risk management): the Risk Committee of our Board of Directors (“Risk Committee”) and senior management issue risk policies, define corporate appetite, set risk tolerances and allocate risk capital; and

•	bottom-up approach (tactical risk management): we monitor risk and controls performance, implement mitigating actions and report to senior management, the Risk Committee and the Board of Directors.

ERM is well integrated in our business practices through a “Three-Lines-of-Defense” structure:

•	the first line of defense consists of risk-taking units, such as our underwriting teams, which are responsible for risk acceptance within set tolerances and for the day-to-day operation of the controls within their units;

•	the second line of defense consists of our risk, compliance and quality assurance functions which are responsible for risk aggregation, monitoring and reporting across the group; and

•	the third line of defense consists of internal audit which is responsible for independently testing and reporting the design and performance of the controls in all risk areas.

Our risk management process produces tailored views on our specific profile with respect to underwriting, credit, market and operational risks and sets and monitors risk tolerances for significant identified risks. We also use risk modeling techniques to assist us in the assessment of total capital requirements, to allocate capital to classes of insurance risk and to test the effectiveness of various risk mitigation strategies including reinsurance and retrocession. However, our use of quantitative techniques is moderated by a consciousness of the likelihood of model error, unmodeled risks and the need to make common-sense business judgments.

In 2008, S&P reaffirmed our ERM rating as strong. We believe that this rating is an attestation of the strength of our risk management processes. The following sections describe in more detail our risk management processes in underwriting, credit, market and operational risk areas.

Underwriting.  Our underwriting activities are managed in four product areas: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. The reinsurance product areas report into Brian Boornazian, President, Aspen Re, who has a strategic and operational responsibility for the underwriting of these lines of business. The property reinsurance lines report into James Few, Managing Director, Aspen Re and the casualty reinsurance lines report into our Head of Casualty Reinsurance, Emil Issavi. The international insurance lines report into our Head of International Insurance, Matthew Yeldham and the U.S. insurance lines report into Nathan Warde, our Head of U.S. Insurance. The Head of Reinsurance (President, Aspen Re), Head of International Insurance and Head of U.S. Insurance all report directly into our Chief Executive Officer, who is supported by our Director of Underwriting, Kate Vacher. Our Director of Underwriting assists in the management of the underwriting process by developing our underwriting strategy, monitoring our underwriting control framework and acting as an independent reviewer of underwriting activity across our businesses.

We underwrite according to specific disciplines, with the aim of maintaining the following principles:

•	operate within prescribed maximum underwriting authority limits, which we delegate in accordance with an understanding of each individual’s capabilities, tailored to the lines of business written by the particular underwriter;

•	price each submission based on our experience in the line of business, and as appropriate, by deploying one or more actuarial models either developed internally or licensed from third-party providers;

•	where appropriate, make use of peer review to ensure high standards of underwriting discipline and consistency; risks underwritten are subject to peer review by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is replaced by standardized underwriting systems and controls over adherence);

•	more complex risks may involve peer review by several underwriters and with input from catastrophe risk management specialists, our team of actuaries and senior management;

•	evaluate the underlying data provided by clients and adjust such data where we believe it does not adequately reflect the underlying exposure;

•	in respect of catastrophe perils and certain other key risks, prepare monthly aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee; and

•	exceptional risks are referred to the Underwriting Committee for approval before we accept the risks. The Underwriting Committee consists of our: Chief Executive Officer; Chief Risk Officer; Director of Underwriting; President, Aspen Re; Head of International Insurance; Managing Director, Aspen Re; Head of Casualty Reinsurance and Head of Marine Insurance.

Natural Catastrophe Risk Management.  The Risk Committee continues to provide oversight of risk management. The Risk Committee reviews the risk appetites and risk tolerances proposed by management which are then approved by our Board of Directors.

Our Catastrophe Risk Management (“CRM”) team, which reports to our Chief Risk Officer, Oliver Peterken, has responsibility for identifying, quantifying, and qualifying catastrophe risk information for use within and across business units. CRM’s primary activity is the collation, analysis and distribution of portfolio statistics and reporting the group’s exposure information on a monthly basis.

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

We use a variety of catastrophe modeling techniques but also employ a number of other underwriting methods to “sense check” modeled outputs, where appropriate. We use leading vendor models as part of the underwriting process but may adjust results to reflect frequency and severity rates as we believe appropriate. Hurricane frequency assumptions may be adjusted in consultation with hurricane forecasters such as Accurate Environmental Forecasting (“AEF”) and severity loads may also be adjusted to reflect our underwriting experience.

In respect of our property reinsurance segment, we have also implemented the Submission Management System (“SMS”). The SMS, together with our accumulation control system, enables us to simulate the effect on our portfolio’s Probable Maximum Loss (“PML”) of different participations on each treaty ahead of each renewal period. This enables us to manage our aggregate exposures efficiently, control our probabilistic exposures and ensure that our capacity is deployed appropriately.

Portfolio-specific and group-wide exceedance probability data (both occurrence and aggregate) is reviewed monthly, and modeled results are compared with aggregate limits-exposed data as a secondary check. Modeling includes some secondary perils (fire following earthquake, storm surge and post-event loss amplification) where applicable. Results are reported both on a “Combined All Risks” basis and by the key regions of U.S. windstorm, earthquake, New Madrid earthquake, European windstorm and Japan all risks.

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

Credit and Market Risk.  Our Investment Committee and the Reinsurance Credit Committee (a management committee) define credit and market risk tolerances in line with the risk appetite set by our Board of Directors. Our Investment Committee reviews the group’s investment performance and assesses credit and market risk concentrations and exposures to issuers. Our credit analysts evaluate reinsurance and insurance counterparties and propose acceptable financial strength ratings and credit limits. Our Reinsurance Credit Committee reviews these recommendations and sets credit limits. Our risk management function monitors individual exposures in addition to credit and market risk accumulations compared to tolerances. Any exceptions are reported to senior management and our Risk Committee. In 2006, we transferred some of our counterparty credit risk through the purchase of an innovative policy that will protect the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to us. The contract is for a maximum of five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment.

During 2008, we began to insure certain types of credit risk through our financial and political risk underwriting unit and in 2009, we have started to reinsure certain providers of trade credit insurance, surety bonds and political risks.

Reinsurance.  We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers. For our reinsurance business, we expect to continue the philosophy first implemented in 2006 of limited and strategic retrocession purchasing in conjunction with risk tolerances.

In respect of our insurance lines of business, we have different reinsurance covers in place for many of our lines of business. In 2009, we anticipate renewing much of the reinsurance protecting our insurance business that we bought in 2008. In addition, we will be looking to purchase reinsurance programs in 2009 for some of our new insurance lines, including management and technology liability. In 2008, we entered into various proportional treaty arrangements on specific lines of business. This will continue into 2009 with the lines benefiting from proportional treaty coverage likely to include financial and political risk, U.K. construction and excess casualty.

The multi-year property catastrophe reinsurance agreement with Ajax Re Limited (“Ajax Re”), a Cayman Islands domiciled reinsurer, was intended to provide up to $100 million of reinsurance coverage for our operating subsidiaries in the event of one or more California earthquakes. The coverage, which is in place until May 1, 2009, provides for recovery on a pro rata basis to an industry loss of between $23.1 billion and $25.9 billion as recorded by Property Claims Services (“PCS”).

In order to ensure that Ajax Re had sufficient funding to service the LIBOR portion of interest due on the bonds issued by Ajax Re, Ajax Re entered into a total return swap with Lehman Brothers Special Financing, Inc. (“Lehman Financing”), whereby Lehman Financing directed Ajax Re to invest the proceeds from the bonds into permitted investments. Lehman Brothers Holdings Inc. (“Lehman Brothers”) also provided a guarantee of Lehman Financing’s obligations under the swap.

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. As a result, without the benefit of the total return swap, the extent of the actual reinsurance cover in the event of a California earthquake provided by Ajax Re will be limited to the market value of the collateral held by Ajax Re. In light of current financial market conditions, we expect that the market value of this collateral is substantially less than the $100 million of original reinsurance cover. Nevertheless, we remain within our risk tolerances without the benefit of this reinsurance cover.

We also entered into various retrocessional agreements to protect our property reinsurance segment against a frequency of natural perils events in the U.S., particularly U.S. catastrophic wind events. Included within these purchases was $80 million of cover which expired on December 31, 2008, mostly on an index trigger rather than indemnity basis. In July 2008, we entered into additional retrocessional agreements totaling $25 million expiring in July 2009. In addition, with effect from July 2008, we entered into a 12-month reciprocal arrangement with a major reinsurer accepting Japanese earthquake exposure and ceding our exposures to windstorms in the Northeastern States of the U.S. The limit of this cover which expires in June 2009 is $62.5 million for each occurrence but only responds to an original market loss of $27.5 billion.

During the last quarter of 2008, we purchased $35 million of frequency cover protection and $28 million of severity cover protection against natural peril events in the U.S. for 2009.

In 2008, various losses occurred throughout the year which triggered our reinsurance program. In the third quarter of 2008, Hurricanes Gustav and Ike triggered recoverables of $61.3 million from our retrocessional agreements with the majority of $58.0 million recovered from our marine and energy program. In 2008, we had total recoverables of $86.5 million in the year.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 98% of our uncollateralized reinsurance is provided by those who have been assigned a rating of “A−” (Excellent) (the fourth highest of fifteen rating levels) or better. In 2008, $122 million of reinsurance capacity was secured from a reinsurance market unrated by A.M. Best, of which $105 million was fully collateralized with cash and securities. Of the remaining $17 million, 75% is provided by reinsurers rated AA− by S&P or better.

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance and consequential losses in England, Scotland or Wales. Pool Re has a retrocession agreement with HM Treasury, the U.K. Government economics and finance ministry, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen U.K.’s ultimate net loss, in excess of our retention, relating to damage to commercial property and consequential losses in England, Scotland or Wales caused by an act of terrorism. Our retention is calculated by reference to our market share of this type of coverage and for 2008, our retention was £690,000 per event with an annual aggregate of £1,380,000. For 2009, our retention remains unchanged.

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

The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Property Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation (1)	$122.5	20.8%	$123.8	20.6%	$122.7	19.7%
Marsh & McLennan Companies, Inc.	161.9	27.5%	178.5	29.7%	107.3	17.2%
Benfield Group Limited (1)	93.2	15.8%	88.0	14.6%	98.8	15.9%
Willis Group Holdings, Ltd.	116.4	19.8%	96.9	16.1%	121.2	19.5%
Ballantyne, McKean & Sullivan Ltd.	3.7	0.6%	20.5	3.4%	12.7	2.0%
Others	91.3	15.5%	93.8	15.6%	160.4	25.7%

Total	$589.0	100.0%	$601.5	100.0%	$623.1	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Casualty Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation (1)	$85.7	20.6%	$76.9	17.8%	$81.2	16.7%
Marsh & McLennan Companies, Inc.	68.2	16.4%	63.6	14.7%	63.8	13.1%
Benfield Group Limited (1)	42.8	10.3%	53.3	12.4%	65.9	13.6%
Willis Group Holdings, Ltd.	45.0	10.8%	47.4	11.0%	46.2	9.5%
Ballantyne, McKean & Sullivan Ltd	20.8	5.0%	31.0	7.2%	39.6	8.2%
Denis M Clayton & Co Ltd.	—	—	—	—	59.7	12.3%
Jardine Lloyd Thompson Ltd.	—	—	—	—	5.1	1.1%
Others	153.8	36.9%	159.3	36.9%	124.0	25.5%

Total	$416.3	100.0%	$431.5	100.0%	$485.5	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
International Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation (1)	$112.1	12.9%	$110.7	16.4%	$89.3	13.1%
Marsh & McLennan Companies, Inc.	130.8	15.1%	91.9	13.7%	87.9	12.9%
Benfield Group Limited (1)	12.4	1.4%	89.8	13.5%	8.7	1.3%
Willis Group Holdings, Ltd.	128.4	14.8%	51.7	7.6%	97.7	14.3%
Ballantyne, McKean & Sullivan Ltd.	4.9	0.6%	45.3	6.9%	3.9	0.6%
Others	479.2	55.2%	273.7	41.9%	395.9	57.8%

Total	$867.8	100.0%	$663.0	100.0%	$683.4	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
U.S. Reinsurance	December 31, 2008		December 31, 2007		December 31, 2006
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Swett & Crawford	$14.0	10.9%	$10.9	8.9%	$5.3	3.5%
AmWins	14.1	11.0%	10.3	8.4%	22.6	14.7%
Programs Brokerage Corp	—	—	9.3	7.6%	8.6	5.6%
Colemont Insurance Brokers	8.7	6.8%	7.9	6.4%	7.8	5.1%
Risk Placement Services	6.0	4.7%	—	—	—	—
Hull & Company	—	—	7.2	5.9%	5.5	3.6%
Partners Specialty Group	5.3	4.1%	—	—	—	—
Others	80.5	62.5%	76.9	62.8%	103.7	67.5%

Total	$128.6	100.0%	$122.5	100.0%	$153.5	100.0%

(1)	Benfield Group Limited was an independent company prior to its acquisition by Aon Corporation on November 28, 2008 and is therefore shown separately in the above tables.

Claims Management

The key responsibilities of our claims management department are to:

•	efficiently and accurately process, manage and resolve reported insurance and reinsurance claims, using workflow management systems, to ensure the proper application of intended coverage, timely reserving for the probable ultimate cost of both indemnity and expense and make timely payments in the appropriate amount on those claims for which we are legally obligated to pay;

•	contribute to the underwriting process by collaborating with both underwriting teams and senior management in terms of the evolution of policy language and endorsements and providing claim-specific feedback and education regarding legal activity;

•	contribute to the analysis and reporting of financial data and forecasts by collaborating with the finance and actuarial functions relating to the drivers of actual claim reserve developments and potential for financial exposures on known claims; and

•	support our marketing efforts through the quality of our claims service.

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

Our U.S. property and casualty claims, on policies written by Aspen Specialty or Aspen U.K., are managed by a staff of experienced claims professionals. We expect to be involved in every stage of the claims process, including the selection of counsel, the approval of budgets and staffing, review of motion papers and discovery, and the decision on whether to settle or try a case. We also utilize the services of third-party service providers, similar to our U.K. insurance operations, with similar controls.

Senior management receives a regular report on the status of our reserves and settlement of claims. We recognize that fair interpretation of our reinsurance agreements and insurance policies with our customers, and timely payment of valid claims, are a valuable service to our clients and enhance our reputation.

Reserves

We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established. Prior to the selection by management of the reserve estimates to be included in our financial statements, our internal actuarial team employs a number of techniques to establish a range of estimates (the “actuarial range”).

Sources of information.  Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events such as natural catastrophes and airplane crashes, we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.

Reported claims.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as hurricanes, for example, the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems, enabling us to reduce the time lag between a significant event occurring and establishing case reserves. Reinsurance intermediaries are used to assist in obtaining and validating information from cedants; however, we establish all reserves. In addition, we may engage loss adjusters and perform on-site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

IBNR claims.  We establish reserves for incurred but not reported (“IBNR”) claims using established actuarial methods which generally rely to a greater or lesser extent on historical information but also consider such variables as changes in policy terms and coverage, changes in legislative conditions and judicial interpretation of insurance policies and inflation. We take into account the quality of the historical information available and where appropriate historical trends are used to validate information received from cedants.

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

For lines of business where early claims experience may not provide a sound statistical basis to estimate the loss reserves, our approach is to establish an initial expected loss and loss expense ratio. This is based on one or more of (a) an analysis of our own claims experience to date, (b) market benchmark data, (c) a contract-by-contract analysis and (d) for international casualty reinsurance, an analysis of a portfolio of similar business written by Syndicate 2020, adjusted by an index reflecting how rates, terms and conditions have changed. This initial expected loss and loss expense ratio is then modified in light of the actual experience to date measured against the expected experience. Loss reserves for known catastrophic events are based upon a detailed analysis of our reported losses and potential exposures conducted in conjunction with our underwriters.

Selection of reported gross reserves.  In arriving at our selected reserves for each line of business, we take into account all of the factors set out above, and in particular the quality of the historical information we have on which to establish our reserves.

Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2008, 2007, 2006, 2005, 2004, 2003 and 2002. No adjustment has been made for foreign exchange movements.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at	As at	As at	As at	As at	As at	As at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006	2007	2008
	($ in millions)

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6	2,244.3	2,557.8
Two years later	53.1	398.3	983.5	1,778.8	2,153.1
Three years later	52.4	381.2	952.1	1,726.4
Four years later	49.5	369.5	928.4
Five years later	47.3	365.0
Six years later	45.1
Cumulative redundancy	36.3	117.2	151.8	122.5	198.6	83.5

Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0	88.0	399.7	332.4	585.1	534.2
Two years later	43.2	152.6	456.7	814.6	935.4
Three years later	43.6	161.2	555.4	1,087.4
Four years later	45.0	203.9	607.1
Five years later	61.9	220.8
Six years later	74.4

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at	As at	As at	As at	As at	As at	As at
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2003	2004	2005	2006	2007	2008
	($ in millions)

Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3	2,739.9	2,883.3
Two years later	69.7	433.5	1,174.9	3,027.6	2,634.6
Three years later	69.0	403.7	1,157.4	2,957.4
Four years later	61.8	398.5	1,134.1
Five years later	65.2	393.5
Six years later	62.7
Cumulative redundancy
(deficiency)	31.2	132.3	143.8	84.2	185.4	62.7

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002, except for the following amounts assumed as a result of acquisitions:

	Net Reserves	Net Reserves	Net Reserves	Net Reserves	Net Reserves
	as at	as at	as at	as at	as at
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	($ in millions)

Aspen U.K (formerly City Fire)	0.2	0.4	0.2	0.8	2.4
Aspen Specialty Runoff (Formerly Dakota Specialty)	1.9	0.6	0.5	1.6	2.8

Total	2.1	1.0	0.7	2.4	5.2

For additional information concerning our reserves, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Investments

The Investment Committee of our Board of Directors establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and reviews compliance with our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities. Management and the Investment Committee review our investment performance and assess credit and market risk concentrations and exposures to issuers.

We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our investments consist of a diversified portfolio of highly-rated, liquid, fixed income securities and funds of hedge funds. As at December 31, 2008, our allocation to funds of hedge funds was 5.0% of our portfolio.

Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2008, we did not make a strategic change in the fixed income portfolio duration which was 3.1 years as of December 31, 2008. Despite record low Treasury yields, investing premium and interest income at wider spreads in high quality fixed income securities enabled us to maintain a relatively steady book yield in 2008. As of December 31, 2008, the fixed income portfolio book yield was 4.6% compared to 5.1% as of December 31, 2007. We continuously monitor interest rate market developments with a view to managing portfolio duration accordingly.

Alternative Investments.  As of December 31, 2008, our exposure to alternative investments was 5.0% of our aggregate portfolio and consisted entirely of our investment in funds of hedge funds.

In 2008, we kept under review our allocation within the investment portfolio to alternative asset classes, under a constraint of a maximum appetite of 15% of the total portfolio. As a result, we concluded that we should reduce our exposure to funds of hedge funds from 9.5% to 5.0% of our aggregate portfolio. In the third quarter of 2008, we issued a redemption notice effective December 31, 2008 for approximately 40% of our investments in funds of hedge funds. As a result, as at year-end, we redeemed $177.2 million of our investments in funds of hedge funds, reducing our total exposure to these investments to 5.0% of our aggregate investment portfolio. In February 2009, we gave notice to redeem all of our remaining hedge fund investments.

We utilize several third-party investment managers to manage our fixed income assets. We agree separate investment guidelines with each investment manager. These investment guidelines cover, among other things, counterparty limits, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum “AA−” portfolio credit rating for the portion of the assets they manage.

The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities and other investments as at December 31, 2008 and 2007:

	As at December 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)
U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government	363.6	20.9	—	384.5
Municipal securities	7.7	0.3	—	8.0
Asset-backed securities	218.1	—	(12.6)	205.5
Mortgage-backed securities	1,392.4	33.6	(59.2)	1,366.8

Total fixed income	4,365.7	170.4	(103.0)	4,433.1
Short term investments	224.9	—	—	224.9

Total	$4,590.6	$170.4	$(103.0)	$4,658.0

	As at December 31, 2007
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)
U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed securities	224.3	1.4	(0.5)	225.2
Mortgage-backed securities	1,225.0	12.8	(3.7)	1,234.1

Total fixed income	4,344.1	57.0	(15.3)	4,385.8
Short term investments	279.6	0.9	(0.4)	280.1

Total	$4,623.7	$57.9	$(15.7)	$4,665.9

Certain securities are denominated in currencies other than the U.S. Dollar. Currency fluctuations are reflected in the estimated fair value.

U.S. Government and Agency Securities.  U.S. government and agency securities are composed of bonds issued by the U.S. Treasury, Government National Mortgage Association (“GNMA”) and government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal Farm Credit Bank.

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

Short-Term Investments.  Short-term investments are both money market funds and investments in Treasury bills, discount notes and short coupon paper with a maturity of less than 90 days. The money market funds are rated “AAA” by S&P and/or Moody’s and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium-term notes. In January 2008, our short-term investments managed by Wellington Management Company (not an affiliate of Wellington Underwriting plc (“Wellington,” now part of Catlin Group Limited) or WU Inc.) were liquidated.

Other investments.  Other investments represent our investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which result in a carrying value that approximates fair value. Realized and unrealized losses of $97.3 million (2007 — $44.5 million profit, 2006 — $6.9 million profit) have been recognized through the statements of operations in the twelve months ended December 31, 2008. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold shares in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million.

Other investments as at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value

Investment funds	$311.3	$286.9	$510.0	$561.4

The maturity distribution and ratings for fixed income securities, held as at December 31, 2008 and 2007 was as follows:

	As at December 31, 2008			As at December 31, 2007
		Fair	Average		Fair	Average
	Amortized	Market	Ratings by	Amortized	Market	Ratings by
	Cost	Value	Maturity	Cost	Value	Maturity
			($ in millions)

Maturity and Ratings (excluding cash)
Due in one year or less	$324.0	$328.9	AA+	$321.5	$321.6	AAA
Due after one year through five years	1,373.2	1,426.0	AA+	1,479.1	1,493.5	AA+
Due after five years through ten years	905.4	940.9	AA	954.5	968.7	AA
Due after ten years	152.6	165.1	AA+	139.7	142.7	AA+

Subtotal	2,755.2	2,860.9		2,894.8	2,926.5
Mortgage and asset-backed securities	1,610.5	1,572.2	AAA	1,449.3	1,459.3	AAA

Total	$4,365.7	$4,433.1		$4,344.1	$4,385.8

For 2008, we engaged BlackRock Financial Management, Wellington Management Company, Alliance Capital Management L.P., Credit Agricole Asset Management, Deutsche Bank Asset Management and Goldman Sachs Asset Management to provide investment advisory and management services for our portfolio of fixed income assets. We have recently terminated the services of Wellington Management Company. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2008 was 3.8%. Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2008.

For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s, as well as participants in the capital markets such as Nephila, DE Shaw, Stark and Aeolus, some of which have greater financial, marketing and management resources than us. In particular, with respect to our property reinsurance and casualty reinsurance segments, we compete with insurers that provide property and casualty-based lines of insurance and reinsurance, such as ACE Limited (“ACE”), Allied World, Arch Capital Group Ltd., Axis Capital Holdings Limited (“Axis”), Berkshire Hathaway Inc., Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Limited, Folksamerica Reinsurance Company, General Re Corporation, the Hannover Re Group (“Hannover Re”), IPC Holdings Ltd., Lexington

Insurance Company, Lloyd’s, Montpelier Re Holdings Limited, Max Re Capital Group, Munich Reinsurance Company, PartnerRe Ltd., QBE Insurance Group, Renaissance Re Holdings Ltd., SCOR Group, Swiss Reinsurance Company, XL Capital Ltd. (“XL”) and Converium. In addition, one of the effects of Hurricane Katrina has been the formation of new Bermudian reinsurers, the “class of 2005,” a number of whom (Validus, Ariel, Harborpoint and Lancashire) have become competitors of ours, often as follow markets. In our international insurance segment, we compete with American International Group Inc. (“AIG”), Axis, Global Aerospace Underwriting Managers Limited, Hannover Re, Lloyd’s and Zurich Re. In our U.K. commercial property and liability insurance lines of business specifically, we also compete with ACE, Affiliated FM Insurance Company, Allianz SE, AIG, Amlin Plc, AXA, Endurance, Fusion Insurance Services Limited, Gerling General Insurance Company, QBE Insurance Group, Liberty Mutual Insurance Company, Lloyd’s, Mitsui Sumitomo Insurance Company Limited, Markel International Insurance Company Limited (“Markel”), Travelers Insurance, Norwich Union, Quinn-direct Insurance Limited, Royal & Sun Alliance Insurance Group plc., Tokio Marine Europe Insurance Limited, Towergate and Zurich Re. In our U.S. insurance segment, we compete with Admiral Group PLC, CNA Financial Corporation, The Colony Group, Crum & Forster Holdings Corp., Ironshore Inc, Pacific, Lexington Insurance Company, Markel, RLI Corp., RSUI Group Inc., Travelers, Scottsdale Insurance Company and XL.

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

Increased competition could result in fewer submissions, lower rates charged, slower premium growth and less favorable policy terms, which could adversely impact our growth and profitability.

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. On December 19, 2008, A.M. Best affirmed Aspen Bermuda’s and Aspen U.K.’s financial strength rating of A (Excellent). As of February 16, 2009, our Insurance Subsidiaries are rated as follows:

Aspen U.K.
S&P	A (Strong) (seventh highest of twenty-two levels)
A.M. Best	A (Excellent) (third highest of fifteen levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Bermuda
S&P	A (Strong) (seventh highest of twenty-two levels)
A.M. Best	A (Excellent) (third highest of fifteen levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Specialty (1)
A.M. Best	A− (Excellent) (fourth highest of fifteen levels)

(1)	In 2008, substantially all excess and surplus lines business previously written by Aspen Specialty was written by Aspen U.K. through Aspen Management and ASIS, our U.S. brokerage companies.

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of Aspen U.K.’s, Aspen Specialty’s and Aspen Bermuda’s ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest). These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s.

Employees

As of December 31, 2008, we employed 550 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2008 and 2007, our employees were located in the following countries:

	As at	As at
	December 31,	December 31,
Country	2008	2007

United Kingdom	321	284
United States	149	137
Bermuda	55	57
France	4	3
Switzerland	11	3
Singapore	4	—
Ireland	6	6

Total	550	490

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

Bermuda Regulation

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates insurance and reinsurance business and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (“BMA”) under the Insurance Act; the day-to-day supervision of insurers is the responsibility of the BMA. Accordingly, the Insurance Act regulates the insurance business of Aspen Bermuda, which has been registered as a Class 4 insurer by the BMA. As a holding company, Aspen Holdings is not subject to Bermuda insurance regulations.

The continued registration of a company as an insurer by the BMA is subject to its compliance with the terms of its registration and such other conditions as the BMA may impose from time to time. The Insurance Act also imposes on Bermuda insurance companies solvency, capital adequacy and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Aspen Bermuda is registered as a Class 4 insurer in Bermuda and is regulated as such under the Insurance Act. Aspen Bermuda is not licensed to carry on long-term business.

Cancellation of Insurer’s Registration.  An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Aspen Bermuda’s principal office is Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda, and Aspen Bermuda’s principal representative is Mr. David Skinner, Aspen Bermuda’s Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA setting forth all the particulars of the case that are available to the principal representative.

Independent Approved Auditor and GAAP Auditor.  Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Aspen Bermuda, are required to be filed annually with the BMA. With effect from December 31, 2008, every Class 4 insurer is required to appoint an auditor of additional Generally Accepted Accounting Principles (“GAAP”) financial statements. Aspen Bermuda’s independent auditor and GAAP auditor must be approved by the BMA and may be the same person or firm that audits Aspen Holdings’ consolidated financial statements and reports for presentation to its shareholders. Aspen Bermuda’s independent auditor and GAAP auditor is KPMG Bermuda.

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

Statutory Financial Statements.  The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981, as amended (the “Companies Act”), which financial statements, in the case of the Company, will be prepared in accordance with U.S. GAAP. As a general business insurer, Aspen Bermuda is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

GAAP or IFRS Financial Statement.  The Insurance Amendment Act 2008 introduced additional financial statement requirements for Class 4 insurers. With effect from December 31, 2008, Class 4 insurers, like Aspen Bermuda, are required to prepare and file with the BMA audited annual financial statements prepared in accordance with GAAP (that apply in Bermuda, U.K., U.S. or such other GAAP as the BMA may recognize) or International Financial Reporting Standards (“IFRS”). The GAAP or IFRS statements must be submitted within four months from the end of the financial year to which they relate or such longer period as may be specified by the BMA upon application but no longer than seven months. The BMA will publish a Class 4 insurer’s statements.

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

Capital and Solvency Return.  With effect from December 31, 2008, Class 4 insurers are required to file with the BMA a Capital and Solvency Return (“CSR”) no later than four months after its financial year end (unless specifically extended upon application to the BMA). The CSR is the return comprising a Class 4 insurer’s Bermuda Solvency Capital Requirement (“BSCR”) or, if relevant, approved internal model and setting out the insurer’s risk management practices and, if appropriate, other information used by the insurer to calculate its approved internal model. See “Risk-Based Approach and Enhanced Capital Requirements for Class 4 Insurers,” below.

Risk-Based Approach and Enhanced Capital Requirements for Class 4 Insurers.  Prior to the implementation of the new risk-based supervisory approach to capital adequacy and solvency margin requirements, insurers were required to meet a margin of solvency as well as minimum amounts of paid-up capital for registration (termed the Regulatory Capital Requirement (“RCR”)). Under the RCR, the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin, being equal to the greater of:

(a) $100,000,000;

(b)	50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written); or

(c) 15% of net losses and loss expense reserves.

The RCR was calibrated based on the scale of an insurer’s business, with higher premiums and/or reserving levels requiring more statutory capital and surplus. The RCR did not take into account that certain lines or classes of business were inherently riskier than others. To rectify the deficiency, the BMA developed a risk-based capital model, the BSCR, and required regulated insurers to use this model or an in-house insurer solvency capital model (approved by the BMA) to assist the BMA both in measuring risk and in determining appropriate levels of capitalization.

Pursuant to the Insurance Amendment Act 2008 as of December 31, 2008, the BMA introduced prudential standards by way of the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008, in relation to the Enhanced Capital Requirement (“ECR”) and CSR for Class 4 insurers. The ECR is determined using the BSCR or an approved internal model.

The BSCR employs a standard mathematical model that can relate more accurately the risks underwritten by insurers to the capital that is dedicated to their business. Intrinsic to the framework is the application of a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of catastrophe risk exposure.

Where the insurer believes that its own internal model for measuring risk and determining appropriate levels of capital better reflects the inherent risk of its business, it may make application to the BMA for approval of its internal model to be considered in the determination of its RCR as opposed to the BSCR. The BMA may approve an insurer’s internal model provided certain conditions have been established. The BMA reserves the right to revoke approval of an internal model in the event that the conditions are no longer met or where it feels that the revocation is appropriate. The BMA will review the internal model regularly to confirm that the model continues to meet the conditions.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA proposes that insurers operate at or above a threshold capital level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR or approved internal model minimum amounts.

The new capital requirements will require insurers to hold available statutory capital and surplus equal to or exceeding ECR and set the TCL at 120% of ECR.

Where an insurer falls below the TCL, the BMA will have discretion to supplement the risk-based model by requiring the affected insurer to conduct certain stress and scenario testing in order to assess its potential vulnerability to defined extreme events. Where the results of scenario and stress testing indicate potential capital vulnerability, the BMA would be able to require a higher solvency ‘cushion’ by increasing the TCL above 120% of ECR.

Restrictions on Dividends and Distributions.  Under the Insurance Act, a Class 4 insurer, such as Aspen Bermuda, is subject to the following restrictions:

(1)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year,

Aspen Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year);

(2)	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the BMA (at least 7 days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

(3)	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

(4)	is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the BMA a written report containing certain information.

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

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers, like Aspen Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to: cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Section 6A Orders.  The enhancement of the new risk-based supervisory approach allows the BMA to analyze the impact and probability of failures among insurers and target those insurers, insurer classes, situations and/or activities that the BMA identifies as being at risk. In such cases, the BMA would issue a Section 6A Order prescribing additional capital and surplus requirements to be met by insurers.

In determining whether an insurer conducts its business in a prudential manner, the BMA will consider whether it maintains sufficient capital to enable it to meet its obligations in light of the size, business mix and risk-profile of the insurer’s business.

The BMA is empowered, upon the application of an insurer, to exempt such insurer from any ECR imposed upon it under a Section 6A Order. An exemption to a Section 6A Order may be granted where the BMA concludes that an exemption does not prejudice the policyholders of that insurer and that the insurer’s risk profile deviates materially from the assumptions which led the BMA to imposing the Section 6A Order. If the BMA elects not to exercise its discretion in favor of an applicant insurer, then a right of appeal against a decision of the BMA in respect of an adjustment to ECR and available statutory capital and surplus is available to the Appeals Tribunal.

Failure to Comply with ECR.  If an insurer fails to comply with an ECR applicable to it under a Section 6A Order then such insurer is prohibited from declaring or paying any dividends until such failure is rectified and the onus falls upon the insurer:

•	within 14 days of becoming aware of such failure, to provide a written report to the BMA regarding why it failed to comply and proposed steps to be taken to rectify the failure;

•	within 45 days of becoming aware of such failure, to provide to the BMA:

•	unaudited interim statutory financial statements;

•	the opinion of a loss reserve specialist;

•	a general business solvency certificate in respect of those financials; and

•	a capital and solvency return reflecting an ECR prepared using post failure data.

Shareholder Controller Notification.  Any person who becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having become such a holder, whichever is later. The BMA may, by written notice, object to a person holding 10%, 20%, 33% or 50% of our shares if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their shareholding in us and may direct, among other things, that the voting rights attaching to their shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of Aspen Bermuda if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Aspen Bermuda to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of such documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise these powers in relation to any company which is or has at any relevant time been (a) a parent company, subsidiary company or related company of that registered person, (b) a subsidiary company of a parent company of that registered person, (c) a parent company of a subsidiary company of that registered person or (d) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50% or more of the shares or is entitled to exercise, or control the exercise, of more than 50% of the voting power at a general meeting. If it appears to the BMA that there is a risk of Aspen Bermuda becoming insolvent, or that Aspen Bermuda is in breach of the Insurance Act or any conditions imposed upon its registration or is in breach of the ECR or a person has become or remains a controller in breach of the Insurance Act, the BMA may, among other things, direct Aspen Bermuda (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase its liabilities, (iii) not to make certain investments, (iv) to liquidate certain investments, (v) to maintain in, or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (vii) to limit Aspen Bermuda’s premium income.

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

Under the Companies Act, the Bermuda Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions.

Bermuda Guidance Notes.  The BMA has issued Guidance Notes through its web site at www.bma.bm, on the application of the Insurance Act in respect of the duties, requirements and standards to be complied with by persons registered under the Insurance Act or otherwise regulated under it and the procedures and sound principles to be observed by such persons and by auditors, principal representatives and loss reserve specialists. The Guidance Notes provide guidance on, among other things, the roles of the principal representative, approved auditor, and approved actuary and corporate governance for Bermuda insurers. The BMA has stated that the Guidance Notes should be understood as reflecting the minimum standard that the BMA expects insurers such as Aspen Bermuda and other relevant parties to observe at all times.

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

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act of 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda exempted company, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA its permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the New York Stock Exchange (“NYSE”) or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

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

U.K. and E.U. Regulation

General.  The Financial Services Authority (the “FSA”) is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including insurance, investment management, deposit taking and most other financial services carried on by way of business in the U.K.), with the objectives of maintaining market confidence, promoting public understanding of the financial system, securing the appropriate degree of protection for consumers, and fighting financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA.

Under the Financial Services and Markets Act 2000 (“FSMA”), effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Aspen U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance in all classes of general (non-life) business. As an authorized insurer in the United Kingdom, Aspen U.K. would be able to operate throughout the European Economic Area (“EEA”), subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom may provide cross-border services in other member states of the EEA subject to notifying the FSA prior to commencement of the provision of services and to the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state subject to notifying the FSA prior to the establishment of the branch and the FSA not having good reason to refuse consent; in both cases the FSA will also notify the local regulatory body that may advise additional requirements specific to its jurisdiction that applies to the operation of the proposed classes of business. In January 2008, Aspen U.K. opened a Dublin branch pursuant to the procedure set out above. The FSA remains responsible for the supervision of Aspen U.K.’s European branches. In May 2006, Aspen U.K. established a branch in Paris conducting reinsurance business only. At that time, the French authorities did not regulate reinsurance and therefore no notifications were required.

As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen U.K. are subject to supervision by the FSA. The FSA’s rules are contained in its Handbook of Rules & Guidance. The FSA requires directors and senior management to put in place systems and controls appropriate for the management of their business including proper risk management. In accordance with the section of the Handbook entitled ‘Senior Management Arrangements, Systems and Controls’, risk policies for each of insurance, credit, market, liquidity, operational and group risk are required to be set by the authorized insurer’s governing body. Aspen U.K. must also comply with applicable FSA insurance conduct of business rules in connection with the regulation of the sale and administration of general insurance, including the principle of treating customers fairly. Changes in the scope of the FSA’s regulations from time to time may have a beneficial or an adverse impact on the business of Aspen U.K.

Given that the framework for supervision of insurance and reinsurance companies in the United Kingdom is heavily impacted by E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen U.K. will operate. One such directive, commonly known as the “Winding-Up Directive,” obliged the United Kingdom to ensure that, in any insolvency or reorganization proceedings concerning an insurer established in the United Kingdom, claims under insurance contracts receive priority over claims under reinsurance contracts. These rules, which were implemented into law in the U.K. in April 2003, may have the effect that prospective reinsureds may seek security for future claims under reinsurance policies issued by Aspen U.K. which would increase the cost to Aspen U.K. of writing reinsurance business.

E.U. directives are issued on a regular basis and may lead to changes such as increased or risk-based minimum capital requirements, although recent implementation of the Reinsurance Directive will have little impact on Aspen U.K. in the U.K., as the FSA has reflected the requirements of the Reinsurance Directive in its rules for some time. However, although the majority of the EEA member states have implemented the directive, the impact across Europe and the impact on Aspen Bermuda in relation to the provision of reinsurance to European cedants may be greater and cannot be certain until all member states have implemented the Reinsurance Directive.

In addition, the European Commission has clarified its approach to the application of E.U. competition law in the commercial insurance and reinsurance sectors. On September 25, 2007, the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. Aspen U.K. was not among the many companies to receive formal requests for information about business practices from the European Commission. Aspen U.K. does not currently consider that the Report has implications for Aspen U.K.’s business practices, but the Commission’s approach may change in the future.

Supervision.  The FSA carries out supervision of insurance companies through a variety of methods, including the collection of information from returns, review of accountants’ reports, risk assessment visits to insurance companies and regular meetings.

The FSA carried out a risk assessment visit to Aspen U.K. during March and April 2008. Aspen U.K. does not believe that any material items arose out of the visits. Aspen U.K. agreed to provide information to the FSA as requested and hold regular meetings with the FSA as required, six-monthly until July 2011, when the next risk assessment visit is scheduled.

Solvency Requirements.  Aspen U.K. is required to maintain a margin of solvency at all times, the calculation of which depends on the type and amount of insurance business written. The method of calculation of the solvency margin (or “capital resources requirement”) is set out in the FSA’s Prudential Sourcebook for Insurers, and for these purposes, all assets and liabilities are subject to specific valuation rules. Failure to maintain capital resources equal to our increases of the capital resources requirement is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For financial years ending on or after January 1, 2004, the calculation of the required capital resources requirement has been amended as a result of the implementation of the E.U. Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has the effect of increasing the capital resources requirement for Aspen U.K.

Each insurance company is required to calculate an ECR, which is a risk-based formula for calculating capital needs, in addition to its required minimum solvency margin. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment (“ICA”). As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of ICAs. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer.

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

Restrictions on Dividend Payments.  U.K. company law prohibits Aspen U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s rules require maintenance of each insurance company’s solvency margin within its jurisdiction.

Reporting Requirements.  U.K. insurance companies must prepare their financial statements under the U.K. Companies Act 1985, as amended, which requires the filing with the U.K. Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. These returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) after year-end.

Supervision of Management.  The FSA supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity must be approved by the FSA.

Change of Control.  The FSA regulates the acquisition of “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired “control” of Aspen U.K.

Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. by the FSA.

Intervention and Enforcement.  The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons.

Fees and Levies.  As an authorized insurer in the United Kingdom, Aspen U.K. is subject to FSA fees and levies based on Aspen U.K.’s gross written premiums and gross technical liabilities. The fees and levies charged by the FSA to Aspen U.K. are not material to the Company. Our fees and levies paid to the FSA were $0.2 million for 2008. The FSA also requires authorized insurers to participate in an investors’ protection fund, known as the Financial Services Compensation Scheme.

Switzerland Regulation

Aspen U.K. established a branch in Zurich, Switzerland to write property and casualty reinsurance. The local Swiss regulator, the Federal Office of Private Insurance (“FOPI”) has confirmed that the Swiss branch of Aspen U.K. will not be subject to its supervision under the Insurance Supervision Law, so long as the Swiss branch only writes reinsurance. As of January 1, 2009, the various Swiss regulators including FOPI will merge into the new Financial Markets Supervisory Authority (“FINMA”) which will supervise the entire financial services industry, including banks, stock exchanges, securities-dealers, collective investment schemes and insurance. If Swiss legislation is amended, we may be subject to supervision by FINMA in the future. Currently, the FSA assumes regulatory authority over the Swiss branch.

Singapore Regulation

On June 23, 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a branch in Singapore initially writing property facultative reinsurance business. We will also be writing property treaty reinsurance business in Singapore. The activities of the Singapore branch are regulated by the MAS.

Canada Regulation

Aspen U.K. has a Canadian branch whose activities are regulated by the Office of the Superintendent of Financial Institutions (“OSFI”). OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in June 2008. Aspen U.K. does not believe that any material items arose out of the visit and is awaiting the formal risk rating from OSFI.

Australian Regulation

On November 27, 2008, Aspen U.K. received authorization from the Australian Prudential Regulation Authority (“APRA”) to establish a branch in Australia. The branch will write property, casualty and specialty reinsurance and the following insurance lines: professional liability, director and officers liability, financial and political risks, financial institutions, energy physical damage, marine, energy and specialty liability and aviation hull and liability. APRA is responsible for authorizing overseas companies wishing to carry on insurance and reinsurance business in Australia. Aspen U.K. is required to have its Australian branch operations subject to APRA’s prudential supervision, which includes the requirement to maintain a certain level of assets in Australia.

Lloyd’s

Our Lloyd’s operations are subject to regulation by the FSA, as established by FSMA. We received FSA authorization on March 28, 2008 for AMAL. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. We received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion. We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AUL and their respective directors, is subject to the Lloyd’s supervisory regime.

Solvency Requirements.  Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the ICA regime of the FSA as noted above. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. This margin can have the effect of reducing the amount of funds available to distribute as profits to the member or increasing the amount required to be funded by the member to cover its solvency margin.

Restrictions.  A Reinsurance to Close (“RTC”) is a contract to transfer the responsibility for discharging all the liabilities that attach to one year of account into a later year of account of the same or different syndicate in return for a premium. If the managing agency concludes that an appropriate RTC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus funds at Lloyd’s.

Intervention Powers.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.

If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

U.S. Regulation

Aspen Specialty is licensed and domiciled in North Dakota and is eligible to write surplus lines policies on an approved, non-admitted basis in 45 jurisdictions. Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts. It has resident licenses to transact business as a licensed insurance producer and surplus lines broker in Massachusetts, Georgia and Arizona. Aspen Management services companies within the Aspen Group, and normally does not act on behalf of third parties or market directly to the public, although it is authorized to do so.

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

U.S. Insurance Holding Company Regulation of Aspen Holdings.  Aspen Holdings, as the indirect parent of Aspen Specialty, and Aspen U.S. Holdings, as the direct parent of Aspen Specialty, ASIS and Aspen Management are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is organized and domiciled. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the North Dakota Department of Insurance and to furnish annual financial and other information about the operations of companies within the holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance (“NDCI”).

Acquisition of Control of a North Dakota Domiciled Insurance Company.  North Dakota law requires that before a person can acquire control of any North Dakota domiciled insurance company, such as Aspen Specialty, the acquisition of control must be approved by the NDCI. The NDCI is required to consider various factors, including the financial strength of the applicant, the integrity and management experience of the applicant’s Board of Directors and executive officers, the applicant’s plans for the future operations of the insurer and any possible anti-competitive results in North Dakota that may arise from the proposed acquisition of control.

North Dakota law provides that control over a North Dakota domiciled insurer is presumed to exist if any person directly or indirectly owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of a North Dakota insurer. Our bye-laws limit the voting power of any shareholder to less than 9.5%; nevertheless, because a person controlling 10% or more of our ordinary shares would indirectly control the same percentage of the share capital of Aspen Specialty, there can be no assurance that the NDCI would not apply these restrictions on acquisition of control to any proposed acquisition of 10% or more of our ordinary shares.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Aspen Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Aspen Holdings might consider to be desirable.

Legislative Changes.  On November 26, 2002, TRIA was enacted and has been extended and amended twice since then, most recently in 2007, now TRIPRA. The program is now scheduled to expire on December 31, 2014. TRIA is intended to ensure the availability of insurance coverage for terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S. flagged vessels or aircraft. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e., U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons.) Thus, effective December 26, 2007, we are required to offer terrorism coverage including both domestic and foreign terrorism, and must therefore adjust the pricing of TRIA coverage as appropriate to reflect the broader scope of coverage being provided. TRIPRA does not require coverage under our reinsurance contracts covering U.S. risks.

Aspen Specialty and Aspen U.K. are also subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the company in such states. For example, in 2008, they were subject to regulations and orders issued by the Louisiana and Texas insurance departments as a result of Hurricanes Ike and Gustav. In addition to Louisiana and Texas, Emergency Orders and related regulations continue to be issued periodically by the states of California, Florida, Louisiana and Mississippi and may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to the company on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. For additional information on recent insurance legislation, see Part I, Item 1A, “Risk Factors — Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.”

State Insurance Regulation.  State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty and Aspen U.K. to file financial statements with insurance departments in every state where it is licensed or authorized or accredited or eligible to conduct insurance business; the operations of Aspen Specialty are subject to examination by those departments at any time.

Aspen Specialty prepares statutory financial statements in accordance with Statutory Accounting Practices (“SAP”) and procedures prescribed or permitted by its domicile state North Dakota. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners

(“NAIC”). The North Dakota regulator completed an examination of Aspen Specialty in October 2008. Although we have not yet received a draft Audit Report, a wrap-up meeting was held with the auditing team in October, and no material issues were reported at such time. Financial statements and other reports are also sent to other states where Aspen Specialty is eligible to write business on a non-admitted basis.

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

North Dakota State Dividend Limitations.  Under North Dakota insurance law, Aspen Specialty may not pay dividends to shareholders that exceed the greater of 10% of Aspen Specialty’s statutory surplus as shown on its latest annual financial statement on file with the NDCI, or 100% of Aspen Specialty’s net income, not including realized capital gains, for the most recent calendar year, without the prior approval of the NDCI unless 30 days have passed after receipt by the NDCI of notice of Aspen Specialty’s declaration of such payment without the NDCI having disapproved of such payment. In addition, Aspen Specialty may not pay a dividend, except out of earned, as distinguished from contributed, surplus, nor when its surplus is less than the surplus required by law for the kind or kinds of business the company is authorized to transact, nor when the payment of a dividend would reduce its surplus to less than such amount. Aspen Specialty is required by North Dakota law to report to the NDCI all dividends and other distributions to shareholders within five business days following the declaration thereof and not less than ten business days prior to payment thereof.

North Dakota State Risk-Based Capital Regulations.  North Dakota requires that North Dakota-domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The NDCI uses the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for the purposes of initiating regulatory action, and not as a means to rank insurers generally. North Dakota insurance law imposes broad confidentiality requirements on those engaged in any manner in the insurance business and on the NDCI as to the use and publication of risk-based capital data. The NDCI has explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels.

Statutory Accounting Principles.  SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

SAP established by the NAIC and adopted, in part, by the North Dakota Department of Insurance, determines, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiary and thus determines, in part, the amount of funds they have available to pay as dividends to us.

Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to do business in the United States, although Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions as an alien, non-admitted insurer. The insurance laws of each state of the United States and of many other countries regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers. We do not intend that Aspen Bermuda maintains an office or solicits, advertises, settles claims or conducts other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. However, Aspen Bermuda has been recently authorized by the BMA to commence writing excess casualty insurance business. This effectively means that U.S. insureds are able to go out of state directly to Aspen Bermuda to insure their risks without the involvement of a local broker. Aspen U.K. does not maintain an office in the U.S. but writes excess and surplus lines business as an approved, but non-admitted, alien surplus lines insurer. It accepts business only though licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant binding authorities and retain third-party administrators, duly licensed, for the purpose of servicing U.S. clients. Aspen U.K. has also issued binding authorities to Aspen Management and ASIS.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the United States governing “credit for reinsurance” which are imposed on their ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. Aspen Bermuda is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $810.2 million and $939.3 million at December 31, 2007 and 2008, respectively. In the past, Aspen U.K. has applied for “trusteed reinsurer” approvals in states where U.S. cedants are domiciled and is currently an approved trusteed reinsurer in 49 U.S. jurisdictions.

Recent and continuing well-publicized debates within the NAIC concerning proposals by non-U.S. reinsurers to move to a geographically neutral credit for reinsurance framework culminated on December 8, 2008 when the NAIC approved a reinsurance regulatory modernization proposal that, if implemented, will reduce U.S. collateral requirements for highly-rated non-U.S. reinsurers. It is uncertain when or how the proposal will be implemented. Until the new measures are implemented, the existing process will remain in place. Proposals in Florida and New York to adopt ratings-based credit for reinsurance standards progressed in 2008. Florida promulgated its new regulation on September 16, 2008. New York’s proposal remains pending. Reinsurers, like Aspen U.K., that are highly rated and highly capitalized will be able to offer U.S. cedents full financial statement credit with lower collateral requirements if they decide to seek approval under state requirements. We will monitor the progress of the framework being implemented across the U.S. states and will consider our position with regard to seeking approval to reduce our collateral requirements.

Aspen U.K. is also writing surplus lines business in certain states, as noted above. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers (“Quarterly Listing”) that is maintained by the International Insurers Department (“IID”) of the NAIC. Aspen U.K.’s name listed initially and remains today on the Quarterly Listing.

Pursuant to the IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. The initial minimum trust fund amount was $5.4 million. In subsequent years, Aspen U.K. was required to add an amount equal to 30% of its post-January 1, 2008 U.S. surplus lines liabilities, as at year-end and certified by an actuary, subject to a maximum of $60 million. In September 2006, the NAIC adopted a proposal to substitute a $100 million trust fund maximum for the $60 million trust fund “cap” and to alter the basic funding formula by requiring 30% of the first $200 million of surplus lines liabilities with decreasing percentages as liabilities increase. As at December 31, 2008, Aspen U.K. increased its surplus lines trust fund to $78.8 million.

As with the IID, certain jurisdictions require annual requalification filings. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information.

Apart from the financial and related filings required to maintain Aspen U.K.’s place on the Quarterly Listing and its jurisdiction-specific approvals and eligibilities, Aspen U.K. generally is not subject to much regulation by U.S. jurisdictions. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Aspen U.K.’s surplus lines transactions. Similarly, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. may be subject to state-specific incidental regulations in areas such as those pertaining to post-disaster Emergency Orders as noted above. We monitor all states for such activities and comply as necessary to pertinent legislation or insurance department directives, for all affected subsidiaries.

Lloyd’s is licensed as a market in Illinois and Kentucky to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes returns to the New York Insurance Department with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. Syndicate 4711 is also listed in the Quarterly Listing of the IID. Syndicate 4711’s trust fund was $1.2 million for reinsurance and $10.0 million for surplus lines as at December 31, 2008.

Item 1A.	Risk Factors

We outline below factors that could cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the Securities and Exchange Commission (the “SEC”). The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes to be material as of the date of this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Company

The current financial crisis has resulted in unprecedented levels of financial market volatility, which may have a material adverse affect on our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008. Recently, concerns over capitalization of financial institutions, government intervention in the financial sector, rapid changes in fiscal and monetary policies, the availability and cost of credit, energy costs, geopolitical issues, the U.S. mortgage market and declining real estate markets have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession. In addition, the fixed income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with companies that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market volatility have had, and may continue to have, an adverse effect on us and enhance many of the risks that we usually face in our business and our investments. See “— The impairment of financial institutions increases our counterparty risk;” “— Certain of our policyholders and counterparties may not pay premiums owed to us due to bankruptcy or other reasons;” “— Our purchase of reinsurance subjects us to third-party credit risk, such reinsurance may not be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years;” “— The effects of emerging claims and coverage issues on our business are uncertain, particularly under current adverse market conditions;” “— Deterioration in the public debt and equity markets could lead to investment losses, which could affect our financial results and ability to conduct business; “— Recent events may result in political, regulatory and industry initiatives which could adversely affect our business,” below.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. It is possible that in the future, the number of claims will increase, and their size and severity could exceed our expectations. If unpredictable catastrophic events or other large losses occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our reserve requirements, our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates. In particular, the number of claims may increase as a result of large liability losses, such as asbestos claims, or under current market conditions, increased claims under professional liability claims, D&O liability insurance, management and technology liability, or political risk insurance.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Under U.S. GAAP, we are not permitted to establish reserves for losses and loss expenses, which include case reserves and IBNR reserves, until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses.

Our current loss reserves are based on estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of IBNR claims, based on facts and circumstances then known, estimates of future trends in claim frequency and severity and variable factors such as inflation. We utilize actuarial models as well as historical insurance industry loss development patterns to establish appropriate loss reserves.

Our reserving process and methodology are subject to a quarterly review under the supervision of our Reserve Committee (a management committee), the results of which are presented to and reviewed by our Audit Committee. Establishing an appropriate level of loss reserves is an inherently uncertain process. The inherent uncertainties of loss reserves generally are greater for the reinsurance business as compared to the insurance business, principally due to the necessary reliance on the ceding company or insurer for information regarding losses, and the lapse of time from the occurrence of the event to the reporting of the loss to the reinsurer and the ultimate resolution or settlement of the loss. In addition, although we conduct our due diligence on the transactions we underwrite in connection with our reinsurance business, we are also dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. Accordingly, actual claims and loss expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

Our financial condition and results of operations could be adversely affected by the occurrence of catastrophic events such as natural disasters.

As a part of our insurance and reinsurance operations, we have assumed substantial exposure to losses resulting from natural disasters and other catastrophic events. Catastrophes can be caused by various events, including hurricanes, earthquakes, hailstorms, explosions, severe winter weather, floods, tornadoes, windstorms and wildfires. Many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years).

The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in our financial condition or results of operations for any fiscal quarter or year and could have a material adverse effect on our financial condition or results of operations and our ability to write new business. In particular, we write a considerable amount of business that is exposed to U.S. hurricanes and windstorms, California earthquakes and natural perils in Europe and Asia. This volatility is compounded by accounting conventions that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Although we attempt to manage our exposure to these events, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations. Events that are driven by U.S. hurricanes and windstorms or earthquakes in California and natural perils in Europe and Asia could have a material adverse effect on our financial condition and results of operations.

The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition and our results of operations.

We manage our exposure to natural catastrophic losses by analyzing the probability and severity of the occurrence of such events and the impact of such events on our overall reinsurance and insurance portfolio. We use various tools to analyze and manage the reinsurance exposures we assume from ceding companies and risks from a catastrophic event that could have an adverse effect on our insurance portfolio. Our submission management system, along with our accumulation control system, enables us to simulate the effect on our portfolio’s probable maximum loss of different participations on each treaty ahead of each renewal period. We believe this enables us to manage our aggregate exposures efficiently, control our probabilistic exposures and ensure that our capacity is deployed appropriately. We further believe our proprietary risk modeling software enables us to assess the adequacy of risk pricing and to monitor our overall exposure to risk in correlated geographic zones. Our models and systems are relatively new and relatively untested and we can give no assurance that the models and assumptions used will accurately predict losses or assist us in underwriting risks profitably. Further, we can give no assurance that our risk modeling software is free of defects in the modeling logic or in the software code. In addition, we have not sought copyright or other legal protection of our proprietary accumulation management system.

In addition, much of the information that we enter into our risk modeling software is based on third-party data that we cannot be sure is reliable, as well as estimates and assumptions that are dependent on many variables, such as assumptions about demand surge and storm surge, loss adjustment expenses, insured value and storm intensity. Accordingly, if the estimates and assumptions that we enter into our proprietary risk model are incorrect, or if our proprietary risk model proves to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be adversely affected.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we must pay losses that exceed a specified retention. In addition, we limit program size for each client and from time to time purchase reinsurance for our own account. In the case of proportional property reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, though we may not be able to obtain such limits based on market conditions at such time. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. We also apply a similar approach to our political risk exposures.

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

Many of our contracts in most of our lines of business, are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contacts are subject to renewal.

Our Insurance Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be placed on creditwatch, revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. On December 19, 2008, A.M. Best affirmed Aspen Bermuda’s and Aspen U.K.’s financial strength rating to A (Excellent). In addition, our business written through Syndicate 4711 benefits from Lloyd’s rating which is currently A (Excellent) by A.M. Best and A+ (Strong) by S&P. If our or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it might be more difficult for us to market our products and to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, results of operations, liquidity and financial flexibility.

A downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below “B++” or by S&P below “A−” would constitute an event of default under our revolving credit facility with Barclays Bank PLC and other lenders, which might adversely impact our liquidity and financial flexibility.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited historical information through December 31, 2008.

The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, impairments, income taxes, contingencies, derivatives and litigation. We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2008. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The impairment of financial institutions increases our counterparty risk.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutions. We also hold as investments various fixed interest securities issued by financial institutions, which may be unsecured. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and results of operations.

Certain of our policyholders and intermediaries may not pay premiums owed to us due to bankruptcy or other reasons.

Bankruptcy, liquidity problems, distressed financial condition or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.

Our purchase of reinsurance subjects us to third-party credit risk, such reinsurance may not be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Our reinsurers are dependent on their ratings in order to continue to write business, and some have suffered downgrades in ratings as a result of their exposures in the past. Our reinsurers may also be affected by recent adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we may remain liable to our insureds or cedants.

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

The effects of emerging claim and coverage issues on our business are uncertain, particularly under current adverse market conditions.

As global financial conditions continue to worsen and industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of our liability under insurance or reinsurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could have an adverse effect on our results of operations and financial condition.

In addition, we are unable to predict the extent to which the courts may expand the theories of liability under a casualty insurance contract, such as the range of the occupational hazards causing losses under employers’ liability insurance. In particular, our exposure to casualty reinsurance and liability insurance lines increase our potential exposure to this risk due to the uncertainties of expanded theories of liability and the “long-tail” nature of these lines of business.

We may face increased exposure as a result of litigation related to the sub-prime housing market crisis, volatility in the capital and credit markets and the distress of global financial institutions. These economic and market conditions may increase allegations of misconduct or fraud against institutions that are impacted. Shareholders are bringing securities class actions against companies and lawsuits against company executives, directors and officers at investment banks, insurance companies, U.S. sub-prime lenders, Real Estate Investment Trusts (“REITs”), and other financial institutions. Actions like this could result in significant professional liability claims on D&O and E&O policies. The full extent of our liability and exposure to international financial institutions and U.S. professional liability claims in our financial institutions and management and technology liability insurance lines as well as our casualty reinsurance segment may not be known for many years after a contract is issued.

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

We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In our political and financial risk lines, we write traditional political risks including equity based investment risks; lenders interest; asset protection against political violence and related physical damage. These risks are inherently difficult to underwrite as they require a complex evaluation of the credit and geo-political risks. We also underwrite financial risk which includes all types of trade, debt and project finance. Although we attempt to manage our risk by diversifying our portfolio and enforcing line size and country aggregation limits, in the current economic climate, there could be an increase in frequency and/or severity of political events in multiple countries that could result in losses that could materially exceed our expectations.

We also write war and terrorism cover on a stand-alone basis, although such stand-alone policies are written on a greatly reduced net basis. For example, we generally exclude acts of terrorism and losses stemming from nuclear, biological, chemical and radioactive events; however, some states in the United States do not permit exclusion of fires following terrorist attacks from insurance policies and reinsurance treaties. Where we believe we are able to obtain pricing that adequately covers our exposure, we have written a limited number of reinsurance contracts covering solely the peril of terrorism, including losses stemming from nuclear, biological, chemical and radioactive events. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially adversely affected.

We could be adversely affected by the loss of one or more principal employees or by an inability to attract and retain senior staff.

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. We rely substantially upon the services of our senior management team. Although we have employment agreements with all of the members of our senior management team, if we were to unexpectedly lose the services of members of our senior management team our business could be adversely affected. We do not currently maintain key-man life insurance policies with respect to any of our employees.

The loss of underwriters or underwriting teams could adversely affect us.

Our success has depended, and will continue to depend, in substantial part upon our ability to attract and retain our teams of underwriters in various business lines. Although we are not aware of any planned departures, the loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel. In addition, the loss of services of underwriters could strain our ability to execute our new business lines, as described elsewhere in this report. In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and results of operations.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda government announced a policy limiting the duration of work permits to six years, with certain exemptions for key employees. The government in Bermuda has also considered, from time to time, legislation that could impose burdens on companies that may make it more difficult to operate in Bermuda. Only three members of Aspen Bermuda’s management team (or other officers) based in Bermuda are Bermudian. As of December 31, 2008, we had 55 employees in Bermuda. Two of these employees are Julian Cusack, the current Group Chief Operating Officer and Chairman and CEO of Aspen Bermuda and James Few, Managing Director, Aspen Re and Chief Underwriting Officer of Aspen Bermuda. Julian Cusack and James Few are non-Bermudian and are working under work permits that will expire in March 2013. Messrs. Cusack and Few have key worker status and therefore term limits do not apply. In such case, their work permits would only not be renewed in the event that a Bermudian is qualified to perform their duties. In 2008, we recruited and continue to recruit additional employees to work in Bermuda for the Company or Aspen Bermuda. None of our current Bermuda employees for whom we have applied for a work permit has been denied. It is possible that we could lose the services of Julian Cusack or James Few or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

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

In late 2007, chief insurance regulators in both Florida and New York proposed similar “ratings based” credit for reinsurance proposals. In relevant part, non-U.S. reinsurers like Aspen U.K. that are located in approved jurisdictions and that maintain (i) minimum capital and surplus of at least $250 million and (ii) specified ratings from at least two nationally recognized rating agencies, would be able to reduce their current reinsurance funding level of 100% of gross reinsurance liabilities. U.S. cedants would still be able to take 100% statement credit, at least for purposes of financial statements filed in Florida and New York, despite Aspen U.K.’s reduced funding. Florida formally promulgated such changes to its regulation regarding credit for reinsurance on September 16, 2008, but the proposal in New York is still pending. We will monitor the progress of the framework being implemented across the U.S. states and will consider our position with regard to seeking approval to reduce our collateral requirements.

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity,” to satisfy these requirements. If these facilities are not sufficient or if we are unable to renew these facilities at their expiration due to credit market constraints or unable to arrange for other types of security on commercially-acceptable terms, the ability of Aspen Bermuda and Aspen U.K. to provide reinsurance to U.S.- based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law or under our investment guidelines. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2008, we have $1,906.6 million in such trust funds or pledged as collateral for secured letters of credit.

Government authorities are continuing to investigate the insurance industry, which may adversely affect our business.

The Attorneys General for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage practices.

In addition, the European Commission has clarified its approach to the application of EU competition law in the commercial insurance and reinsurance sectors. On September 25, 2007, the European Commission published a report (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556) setting out its main findings. Aspen U.K. was not among the many companies to receive formal requests for information about business practices from the European Commission. Aspen U.K. does not currently consider that the Report has implications for Aspen U.K.’s business practices, but the Commission’s approach may change in the future.

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS, Aspen Re America and ARA-CA will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See “— Our reliance on brokers subjects us to their credit risk” and “— Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us” below.

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

Certain reinsurance contracts are highly customized and typically involve complicated structural elements. U.S. GAAP governs whether or not a contract should be accounted for as reinsurance. Contracts that do not meet these U.S. GAAP requirements may not be accounted for as reinsurance and are required to be accounted for as deposits. These contracts also require judgments regarding the timing of accruals under U.S. GAAP. As reported in the press, certain insurance and reinsurance arrangements involving other companies, and the accounting judgments that they have made, are coming under scrutiny by the New York Attorney General’s Office, the SEC and other governmental authorities. At this time, we are unable to predict the ultimate effects, if any, that these industry investigations and related settlements may have upon the accounting practices for reinsurance and related industry matters or what, if any, changes may be made to practices involving financial reporting. Changes to any of the foregoing could materially and adversely affect our business and results of operations.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. See Item 1, “Business — Business Distribution” for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

Our expansion in the United Kingdom, United States and Bermuda and our establishment of branch offices in Dublin, Paris, Singapore, Australia and Zurich have placed and will continue to place increased demands on our financial, managerial and human resources. In addition, the increased regulatory complexity of our business brought about by operating in multiple jurisdictions increases our regulatory risk profile. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. We have developed and are in the process of implementing new information technology systems, including underwriting and financial support systems. To the extent we are not able to develop and implement new systems that meet our business needs, we may be required to continue with our existing arrangements or accept a less sophisticated system. Our future profitability depends in part on our ability to further develop our resources and effectively manage such transition or expansion. Our inability to achieve such development or effective management may impair our future financial results.

Acquisitions or strategic investments that we may make could turn out to be unsuccessful.

As part of our long-term strategy, we may pursue growth through acquisitions and/or strategic investments in businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, higher levels of claims than is reflected in reserves and an inability to generate sufficient revenue to offset acquisition costs. Any future acquisitions may expose us to operational risks including:

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

Our expansion into new lines of business such as professional liability insurance, excess casualty and non-marine transportation liability in 2007, financial and political risk, financial institutions and management and technology liability insurance in 2008 and credit and surety reinsurance business incepting in 2009, presents us with new and expanded challenges and risks which we may not manage successfully. We are continuing to expand our claims management function to support these new lines of business. In general, our techniques for evaluating and modeling risk in these new lines of business are not as developed as the models for pre-existing lines of business. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, to deploy capital into more profitable business lines, to identify acquisition opportunities, to manage investments and preserve capital in volatile markets, and to establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on a regular basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our additional needs for capital will depend on our actual claims experience, especially for any catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected. Under current market conditions, it may be difficult to access the capital markets to meet our needs as they arise.

Deterioration in the public debt and equity markets could lead to investment losses, which could affect our financial results and ability to conduct business.

Our funds are invested by several professional investment management firms under the direction of our Investment Committee in accordance with detailed investment guidelines set by us. See “Business — Investments” under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines, our investments are subject to general economic conditions, market risks and fluctuations, as well as to risks inherent in particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, government intervention in a number of large financial institutions, defaults in the U.S. sub-prime mortgage market, and the significant ratings downgrades of some credits, may put our investments at risk. The ongoing global credit and liquidity crisis has caused significant price erosion in even the highest rated “plain vanilla” securities. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2008, 99.3% or $139.2 million, of our income before tax was derived from our net invested assets.

Unexpected volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our financial results and ability to conduct business.

As of December 31, 2008, we have invested 5.0% of our investment portfolio in funds of hedge funds. The funds of hedge funds in which we invest follow strategies that involve investing in a broad range of investments, some of which have been volatile. Further, because the funds in which we invest impose limitations on the timing of withdrawals, we may be unable to withdraw our investment from a particular fund on a timely basis. We continue to assess our investment policy in respect of our funds of hedge funds. In October 2008, we issued redemption notices for approximately 40% of our funds of hedge funds balances with a redemption date of December 31, 2008. In February 2009, we issued redemption notices for the remainder of our investments in funds of hedge funds. Continued volatility or illiquidity associated with our alternative investment portfolio could significantly and negatively affect our financial results and ability to conduct business.

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains fixed income securities which may be adversely affected by changes in interest rates. The movement of market interest rates has been volatile during 2008. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, as interest rates have declined, our funds reinvested will earn less than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a portfolio, diversified by obligor and emphasizing higher-rated securities, with a 3.1 year duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

Profitability may be adversely impacted by inflation.

The effects of inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability/casualty business in the United States, the United Kingdom and Australia and certain other territories, where claims’ inflation has in many years run at higher rates than general inflation. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our segments are the U.S. Dollar, the British Pound, the Euro, the Swiss Franc, the Australian Dollar and the Singaporean Dollar. During the course of 2008, the U.S. Dollar/ British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$2.0397 to a low of £1:$1.4377. For the twelve months ended December 31, 2008, 2007 and 2006, 14.1%, 10.3% and 12.1%, respectively of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

We have used forward exchange contracts to manage our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks.

The regulatory system under which we operate, and potential changes thereto, could have a material adverse effect on our business.

General.  Our insurance and reinsurance subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or to engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject could have a material adverse effect on our business. See “Business — Regulatory Matters” in Item 1, above.

Aspen U.K.  Aspen U.K. has authorization from the FSA to write all classes of general insurance business in the United Kingdom. As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen U.K. will be subject to close supervision by the FSA. Changes in the FSA’s requirements from time to time may have an adverse impact on the business of Aspen U.K.

If any entity were to hold 10% or more of the voting rights or 10% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen U.K. and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we can give no assurance that these material connected party transactions will not be subject to regulatory intervention by the FSA.

Aspen U.K. is required to provide the FSA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty or Syndicate 4711 were to experience financial difficulties, it could affect the “solvency” position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen U.K. Furthermore, any transactions between Aspen U.K., AMAL (as managing agent of Syndicate 4711), AUL (as corporate member of Syndicate 4711), Aspen Specialty and Aspen Bermuda that are material connected party transactions would also have to be reported to the FSA. We can give no assurance that the existence or effect of such connected party transactions and the FSA’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where Aspen U.K. has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA with regard to Aspen U.K.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom must comply with E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen U.K. will operate. An E.U. review of the capital adequacy regime for insurers, known as “Solvency II”, is currently in progress and may lead to changes to Aspen U.K. capital requirements. The FSA’s existing regime is expected to meet many of the new measures but insurers are expecting to undertake a significant amount of work to ensure that they will meet the new requirements. Solvency II is scheduled to be fully implemented by 2012.

On December 10, 2005, the EU Reinsurance Directive came into force. Member states had until December 9, 2007 to implement the directive into domestic law. The U.K. completed its implementation of the E.U. Reinsurance Directive on December 10, 2007 and consequently Aspen U.K. is already subject to these requirements. The E.U. Reinsurance Directive could however, have an adverse effect on our other Insurance Subsidiaries, such as Aspen Bermuda as, in order to conduct reinsurance business in an EEA state, Aspen Bermuda may be required to comply with the regulations set out in such state, which may differ in each state. Therefore, it may be more difficult for Aspen Bermuda to write reinsurance business in EEA states.

Similarly we can give no assurance as to how E.U. and other relevant competition laws will be applied within the sectors in which Aspen U.K. is currently active. Although Aspen U.K. does not currently expect to be adversely affected by any follow-on enforcement action by the European Commission as a result of the Commission’s report on competition in the commercial insurance and reinsurance sectors (Sector Inquiry under Article 17 of Regulation (EC) No 1/2003 on business insurance (Final Report) COM (2007) 556), unexpected changes to market practices may be necessary or desirable as a result of any action taken by the Commission.

The FSA requires insurers and reinsurers to calculate their ECR, an indicative measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to its business profile which includes capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA had already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. In addition, the FSA may give guidance regularly to insurers under “individual capital guidance,” which may result in guidance that a company should hold in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K.

Aspen U.K. is also presently admitted to do business in the United Kingdom and is authorized to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, all other EEA states and certain Latin American countries. In addition, Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and claim that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.

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

With effect from December 31, 2008, the BMA introduced a risk-based capital adequacy model called the BSCR for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. In 2009, it is expected that insurers may alternatively apply to have their internal models approved by the BMA. Aspen Bermuda is capitalized in excess of the BSCR model requirements.

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

Aspen Managing Agency Limited and Aspen Underwriting Limited.  AMAL is the managing agency and AUL is the sole corporate member for our new Lloyd’s platform, Syndicate 4711. Both entities are incorporated in the U.K. Both the FSA and Lloyd’s have regulatory authority over AMAL and Lloyd’s has regulatory authority over AUL. Both regulators have substantial powers in relation to the companies they regulate, including the removal of authorization to carry on a regulated activity or to continue as a member of Lloyd’s.

The Council of Lloyd’s has wide discretionary powers to regulate members of Lloyd’s. It may, for instance, vary the method by which the capital requirement is determined, or the investment criteria applicable to Funds at Lloyd’s. The former restriction might affect the maximum amount of the overall premium income that we are able to underwrite and both might affect our return on investments.

The Lloyd’s Franchise Board also has wide discretionary powers in relation to the business of Lloyd’s managing agents, such as AMAL, including the requirement for compliance with the franchise performance and underwriting guidelines. The Lloyd’s Franchise Board imposes certain restrictions on underwriting or on reinsurance arrangements for any Lloyd’s syndicate and changes in these requirements imposed on us may have an adverse impact on our ability to underwrite which in turn will have an adverse effect on our financial performance.

Changes in Lloyd’s regulation or other developments in the Lloyd’s market could make operating Syndicate 4711 less attractive. For example, a managing agent may determine, in conjunction with the auditors of the relevant syndicate, what funds are required to meet a cash deficiency prior to the closure of the relevant year of account. In this event, the managing agent may call on the members supporting that syndicate for further funds. Any early call for funds in this manner may adversely affect our cash flow and may have a detrimental impact on earnings, dividends and asset values. Additionally, Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and central fund levies for members and policy signing charges. Despite the principle that each member of Lloyd’s is only responsible for a proportion of risk written on his or her behalf, a central fund acts as a policyholders’ protection fund to make payments where other members have failed to pay valid claims. The Council of Lloyd’s may resolve to make payments from the central fund for the advancement and protection of members, which could lead to additional or special levies being payable by Syndicate 4711. The bases and amounts of these charges may be varied by Lloyd’s and could adversely affect our financial and operating results. Syndicate 4711 may be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements.

The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “— Our Insurance Subsidiaries are rated, and our Lloyd’s business benefits from a rating, by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease,” above.

Aspen Specialty.  Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the Commissioner of Insurance of the State of North Dakota. The NDCI also has regulatory authority over a number of affiliate transactions between Aspen Specialty and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. insureds and U.S. ceding insurance companies, not our shareholders or noteholders. Among other matters, state insurance regulations will require Aspen Specialty to maintain minimum levels of capital, surplus and liquidity, require Aspen Specialty to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen Specialty to write new business or distribute assets to Aspen Holdings.

New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations.

Along with our peers in the industry, we will continue to monitor such changes in existing laws and regulations and the possibility of a dual regulatory framework in the U.S.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, some members of Congress have begun to explore whether the federal government should play a greater role in the regulation of insurance. Especially in light of the recent financial markets crisis, it is possible in the near future that the U.S. Congress will seek to regulate insurers (potentially both domestic insurers and foreign and surplus lines insurers) under a dual regulatory system, with significant state and federal level oversight. Moreover, the NAIC, an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly examine existing laws and regulations. Changes in federal or state laws and regulations or the interpretation of such laws and regulations could have a material adverse effect on our business.

In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, TRIA was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law has been extended twice, most recently on December 26, 2007, and is currently scheduled to expire on December 31, 2014. TRIA established a federal assistance program to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e., U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons). Thus, effective December 26, 2007, Aspen Specialty is required to offer terrorism coverage including both domestic and foreign terrorism, and has adjusted the pricing of TRIA coverage as appropriate to reflect the broader scope of coverage being provided.

Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, to our preference shareholders and ordinary shareholders, if any. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends and Distributions,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — North Dakota State Dividend Limitations” in Item 1 above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. If you require dividend income you should carefully consider these risks before investing in us. For more information regarding restrictions on the payment of dividends by us and our Insurance Subsidiaries, see “Business — Regulatory Matters” in Item 1 above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7.

Risks Related to Our Industry

We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry may increase competition.

The insurance and reinsurance industry is highly competitive. See “Business — Competition” in Item 1 above for a list of our competitors. We compete primarily on the basis of experience, the strength of our client relationships, reputation, premiums charged, policy and contract terms and conditions, products offered, speed of claims payment, overall financial strength, ratings and scope of business (both by size and geographic location).

A number of Bermuda-based insurance and reinsurance entities compete in the same market segments in which we operate and have also raised additional capital to support their operations. Many of these entities derive their profits primarily through Bermuda operations and, consequently, may achieve a lower overall global effective tax rate than we do. In addition, in recent years, a number of new Bermuda-based and Lloyd’s start-up entities have raised capital and compete in lines of business similar to our lines of business. Several insurance and reinsurance entities have also entered into reinsurance arrangements with “sidecar” reinsurers, enabling those entities to increase their reinsurance capacity and thereby increasing competition for reinsurance contracts. We may not be aware of additional companies that may be planning to enter the lines of business of the insurance and reinsurance market in which we operate or of existing companies that may be planning to raise additional capital.

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

The supply of insurance and reinsurance coverage is impacted by governmental initiatives, such as those following withdrawal of capacity and substantial reductions in capital following the terrorist attacks of September 11, 2001, the 2004, 2005 and 2008 hurricanes in the United States and the recent financial crisis. At such time, the tightening of supply resulted in governmental intervention in the insurance and reinsurance markets, both in the United States and worldwide. Government-sponsored initiatives in other countries to address the risk of losses from terrorist attacks are similarly subject to change which may impact our business.

For example, on November 26, 2002, TRIA was enacted and has been extended and amended twice since then, most recently on December 26, 2007. TRIA is intended to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States, its territorial sea, the outer continental shelf, U.S. diplomatic missions or to U.S. flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 85% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. In addition to extending the program, the 2007 legislation made certain other changes in the TRIA statute, the most significant of which was to extend the scope of the program to include acts of terrorism committed by domestic (i.e., U.S.) persons (the scope was previously limited to acts of terrorism committed by non-U.S. persons). Thus, effective December 26, 2007, insurers are required to offer terrorism coverage including both domestic and foreign terrorism, and must therefore adjust the pricing of TRIA coverage to reflect the broader scope of coverage being provided.

In addition, following Hurricanes Katrina and Rita, certain states adopted rules and orders restricting the ability of insurers to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to a plan that is approved by the state insurance department. Following Hurricanes Gustav and Ike in 2008, the Louisiana and Texas Departments of Insurance both issued bulletins or circulars either directing all insurers, including surplus lines insurers (in the case of Louisiana) or requesting all insurers, including surplus lines insurers (in the case of Texas) to forebear from issuing notices of cancellation or non-renewal during a post-hurricane period, to extend premium payment deadlines and to file post-event claims handling and payment information. Regulations and orders that limit cancellation and non-renewal and that subject withdrawal plans to prior approval requirements may restrict Aspen Specialty’s ability to exit unprofitable markets or adjust its participation levels and may impact Aspen U.K. as well.

During 2007, certain states, e.g., Louisiana, Mississippi and Texas, considered changes to the local “wind pools”; i.e., mechanisms to spread storm losses in coastal locations to all licensed property insurers. While none of these states is able to assess surplus lines insurers to pay for wind pool shortfalls, surplus lines policies can be assessed in Louisiana and Mississippi, as in Florida.

Some industry commentators predict that in 2009 the Texas Legislature will consider legislation to permit the Texas Windstorm Insurance Association (“TWIA”) to assess surplus lines policies in the event that TWIA incurs substantial hurricane losses. Insureds, rather than surplus lines insurers, pay such assessments. These same states are likely to consider expanding state owned, publicly funded risk bearing entities that would support licensed property insurers with respect to hurricane losses sustained by properties in coastal locations. To the extent that such entities are expanded in one or more states, business that might otherwise have been placed on a surplus lines basis would be retained by licensed insurers and licensed insurers would be less inclined to purchase reinsurance from private market reinsurers such as Aspen U.K. or Aspen Bermuda.

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

For example, in January 2007, Florida enacted legislation that doubled the aggregate reinsurance capacity of the Florida Hurricane Catastrophe Fund (the “FHCF”), the reinsurance facility established by the state, from $16 billion to approximately $32 billion. In addition, the legislation reduced the industry loss retention level from $6 billion to $5 billion, $4 billion or $3 billion, as determined by participants. During the 2008 hurricane season, the legislation also added coverage above and below the existing FHCF program. Under the Florida legislation, the state-run insurer of last resort, Citizens Property Insurance Corporation, has also increased its underwriting capacity and has greater freedom to charge lower rates. In addition, Citizens Property Insurance Corporation has obtained approval to write commercial property insurance business. The capacity extension, lower retention levels and authorization to write commercial property insurance will lead to an increase in government-sponsored entities’ share of Florida’s property catastrophe re/insurance market and may impact our business plan. Other

U.S. states (e.g., North Carolina) are considering similar capacity expansions of their state-sponsored pools.

Finally, in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other distressed assets from financial institutions for the purpose of stabilizing the financial markets. In addition, the U.S. Treasury Department announced that it will make up to $250 billion in preferred stock investments in U.S. banks and thrifts and that it is also considering taking equity stakes in insurance companies. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. It is possible that our competitors may participate in some or all of the EESA programs or similar programs in the U.K. or other countries in the EU. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular.

Current legal and regulatory activities relating to insurance brokers and agents, contingent commissions, and bidding practices could have a material adverse effect on our consolidated financial condition, future operating results and/or liquidity.

Contingent commission arrangements and finite risk reinsurance have been a focus of investigations by the SEC, the U.S. Attorney’s Offices, certain state Attorneys General and insurance departments.

Due to various governmental investigations into contingent commission practices, various market participants have modified or eliminated acquisition expenses formerly arising from Placement Service Agreements (“PSAs”). As a result, it is possible that policy commissions or brokerage that we pay may increase in the future and/or that different forms of contingent commissions will develop in the future. It is also possible that some market participants may seek to impose some version of contingent commission arrangements. Any such additional expense could have a material adverse effect on our financial conditions or results.

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

As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Although premium levels for many products have increased in the recent past, 2008 was a soft market for most of our lines of business. For 2009, we believe that market corrections will occur in specific lines of business, rather than major re-pricing across all products. We expect to see pricing improvements to differing extents on business lines such as offshore energy, financial and political risks, financial institutions (D&O and E&O), marine and energy liability, excess casualty, excess and surplus lines property and aviation insurance as well as U.S. property catastrophe reinsurance. In respect of current market conditions, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Market Conditions, Rate Trends and Developments in

2009.” Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality.

The nature and level of catastrophes in any period cannot be predicted, and the frequency and severity of such loss activity has recently fluctuated greatly and industry models may not adequately predict such losses.

The 2004, 2005 and 2008 hurricane seasons showed a marked increase in windstorm activity. Both the total number of storms and their intensity were greater than in recent years, as were corresponding claims and loss activity, as evidenced by Hurricanes Katrina, Rita and Wilma in 2005 and Hurricanes Ike and Gustav in 2008. We must assess the likelihood that this increased windstorm activity will continue. In any event, the customary industry-accepted methods of underwriting, reserving or investing may not be adequate and we may need to develop new means of managing risks related to catastrophes. For example, industry catastrophe pricing, accumulation and estimated loss models use historical information about hurricanes and earthquakes and also utilize detailed information about our in-force business. Although the industry and we use models developed by third-party vendors in assessing our exposure to catastrophe pricing, accumulation and estimated losses, which assume various conditions and probability scenarios, such models do not necessarily accurately predict future losses or accurately measure losses currently incurred. These models have been evolving since the early 1990s. While we use this information in connection with our pricing and risk management activities, there are limitations with respect to their usefulness in predicting losses in any reporting period. These limitations are evidenced by: significant variation in estimates between models and modelers; material increases and decreases in model results over time due to changes in the models and refinement of the underlying data elements and assumptions; questionable predictive capability over time intervals; and post-event measurement that have provided ranges of estimates that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of policy language, mold losses, demand surges, accumulations of losses under similar policies and loss adjustment expenses, each of which is subject to wide variation by storm.

We may not be able to adequately assess and reserve for the increased frequency and severity of catastrophes due to environmental factors, which may have a material adverse effect on our financial condition.

To assess our loss exposure, we rely on natural catastrophe models that are built partly on science, partly on historical data and partly on the professional judgment of our employees and other industry specialists. Although the accuracy of the models has significantly improved in the last few years, they still yield significant variations in loss estimates due to the quality of underlying data and assumptions. Interpretation of modeling results remains subjective, and none of the existing models reflects our policy language, demand surges and other storm-specific factors such as where the storms will actually travel.

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

Global climate change may adversely impact our financial results and may increase our regulatory disclosure obligations.

Our financial exposure from possible climate change is most notably associated with losses in connection with the occurrence of hurricanes and related storm surges, particularly in 2008 from Hurricanes Ike and Gustav in Texas and other recent hurricanes on the Gulf Coast. Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future, and may continue to impact our business in the long-term future. We mitigate the risk of financial exposure from climate change by selective underwriting criteria, sensitivity to geographic concentrations and reinsurance. Underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks. We take advantage of current computer-based catastrophe modeling to give us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood-prone areas.

Risks Related to Our Ordinary Shares

Future sales of ordinary shares may affect their market price and the future exercise of options may result in immediate and substantial dilution.

As of December 31, 2008, there were 81,506,503 ordinary shares outstanding. Of these shares, most are freely transferable, except for any shares sold to our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

On December 21, 2007, we filed a universal shelf registration statement on Form F-3 with the SEC for an unlimited number of ordinary shares that may be offered for sale by us or some of our shareholders. Any announcement relating to a registration, offering or sale of our ordinary shares, under the Form F-3 or otherwise, could adversely affect the market price of our ordinary shares.

With respect to any outstanding ordinary shares that have not been registered, they may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Under Rule 144, a person who is not our affiliate, and who has not been our affiliate at any time during the 90 days preceding any sale, is entitled to sell the shares without regard to the foregoing limitations, provided that at least six months have elapsed since the shares were acquired from us or any affiliate of ours and we have filed all required reports under Section 13 or 15(d) of the Securities Exchange Act, other than Form 8-K reports.

Moreover, as of February 17, 2009, an additional 1,285,522 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Appleby Services (Bermuda) Ltd, formerly Appleby (Bermuda) Trust Limited (the “Names’ Trustee”), as successor trustee of the Names’ Trust, which holds the options and shares for the benefit of the members of Syndicate 2020 who are not corporate members of Wellington. The Names’ Trustee may exercise its options on a cashless basis, which allows it to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. Ordinary shares issued upon the exercise of options on a cashless basis will be issued as a bonus issue of shares in accordance with section 40(2)(a) of the Companies Act. This section provides that the share premium account of a company may be applied in paying up shares issued to shareholders as fully paid shares. This cashless exercise feature may provide an incentive for the Names’ Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate dilution of your investment.

In addition, we have filed registration statements on Form S-8 under the Securities Act to register ordinary shares issued or reserved for issuance under our share incentive plan, our non-employee director plan, our employee share purchase plan and our sharesave scheme. Subject to the exercise of issued and outstanding options, shares registered under the registration statement on Form S-8 may be available for sale into the public markets.

We cannot predict what effect, if any, future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares. Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the market price of our ordinary shares.

Furthermore, on December 12, 2005, we issued 4,000,000 5.625% Perpetual Income Equity Replacement Security (the “Perpetual PIERS”). Each Perpetual PIERS will be convertible, at the option of the holder thereof, into one perpetual preference share and a number of our ordinary shares, if any, based on an initial conversion rate of 1.7077 ordinary shares per $50 liquidation preference of Perpetual PIERS, subject to specified adjustments. In addition, at any time on or after January 1, 2009, under certain circumstances, we may, at our option, cause each Perpetual PIERS to be automatically converted into $50 in cash and ordinary shares, if any. The conversion of some or all of our Perpetual PIERS will dilute the ownership interest of our existing shareholders. Any sales in the public market of our ordinary shares issuable upon such conversion could adversely affect prevailing market prices of our ordinary shares. In addition, the existence of our Perpetual PIERS may encourage short selling by market participants because the conversion of our Perpetual PIERS could depress the price of our ordinary shares.

There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual PIERS or to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (the “Perpetual Preference Shares”)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2008, there were 81,506,503 ordinary shares outstanding of which 7,743,118 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

For purposes of this discussion, the term “U.S. Person” means: (i) a citizen or resident of the United States, (ii) a partnership or corporation, or entity treated as a corporation, created or organized in or under the laws of the United States, or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, or (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (z) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. See

“Bye-Laws” in Part II, Item 5(g). Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.

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

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda-exempted company other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non-resident, for as long as any equity securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA their permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the NYSE or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

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

The FSA regulates the acquisition of “control” of any U.K. insurance company authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have three months to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application would constitute a criminal offense.

Additionally, as we are the holding company of AMAL and AUL and since Lloyd’s supervises AMAL and AUL, the prior consent of Lloyd’s is required for any acquisition of “control”, as defined above. A person who is already deemed to have “control” will require prior approval of the FSA and Lloyd’s and if such person increases their level of “control” beyond certain percentages. These are 20.0%, 33.0% and 50.0%.

Under the North Dakota Insurance Holding Company statutes, if a holder would acquire beneficial ownership of 10% or more of our outstanding voting securities without the prior approval of the NDIC, then our North Dakota insurance subsidiary or the North Dakota Insurance Commission is entitled to injunctive relief, including enjoining any proposed acquisition, or seizing ordinary shares owned by such person, and such ordinary shares would not be entitled to be voted.

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

We are a Bermuda company and it may be difficult to enforce judgments against us or our directors and executive officers.

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

Our non-U.S. companies (other than AUL) may be subject to U.S. tax and that may have a material adverse effect on our results of operations and your investment.

If Aspen Holdings or any of its foreign subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Management and WU Inc.)

Aspen Holdings and Aspen Bermuda are Bermuda companies, and Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees are U.K. companies. We intend to manage our business so that each of these companies (other than AUL) will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to Aspen Re America, ARA-CA, ASIS and Aspen Management, as well as the binding authorities previously granted to WU Inc.) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the Aspen Re America, ARA-CA, ASIS, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its foreign subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above. AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K. (the “U.K. Treaty”), although the position is not certain.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

None of us, except for Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees, is incorporated in the United Kingdom. Accordingly, none of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees, should be treated as being resident in the United Kingdom for corporation tax purposes unless our central management and control is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees, currently intends to manage our affairs so that none of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees, is resident in the United Kingdom for tax purposes.

A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.

Each of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees (which should be treated as resident in the United Kingdom by virtue of being incorporated and managed there), currently intends that we will operate in such a manner so that none of us (other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees), carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us (other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees) are/is trading in the United Kingdom through a permanent establishment.

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

If any of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom through a permanent establishment, our results of operations could be materially adversely affected.

Any arrangements between U.K.-resident entities of the Aspen group and other members of the Aspen group are subject to the U.K. transfer pricing regime. Consequently, if any agreement between a U.K.-resident entity of the Aspen group and any other Aspen group entity (whether that entity is resident in or outside the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K.-resident entities of the Aspen group.

Possible changes to the U.K. system of taxation of foreign profits are currently under active consideration by Her Majesty’s Treasury. Consultation is ongoing to discuss an exemption system for foreign dividends, changes to the U.K. Controlled Foreign Company rules and an additional restriction the deductibility of interest payments from U.K. taxable profits by reference to groupwide external interest payments. Some of these changes are expected to come into effect during 2009, and early draft legislation has been published for consultation. Any changes to the U.K. rules in these areas could affect the U.K.-resident entities of the Aspen group.

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the “controlled foreign corporation” (“CFC”) rules.

If you are a “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through foreign entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a foreign corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the foreign corporation directly or indirectly through foreign entities on the last day of the foreign corporation’s taxable year on which it is a CFC, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

For purposes of this discussion, the term “U.S. Person” means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (z) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under “Bye-laws” in Part II, Item 5(g) below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its foreign subsidiaries. It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.

U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).

If the RPII (determined on a gross basis) of any of our foreign Insurance Subsidiaries were to equal or exceed 20% of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of such foreign Insurance Subsidiary (directly or indirectly through foreign entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a foreign Insurance Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of each of our foreign Insurance Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of each of our foreign Insurance Subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes.

If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any of our shares will be subject to adverse tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

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

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates, which, if enacted, could adversely impact our results.

Further, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC, or whether U.S. Persons would be required to include in their gross income the “subpart F income” or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (the “OECD”), has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and periodically updated, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Additional Information

Aspen’s website address is www.aspen.bm. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years. We moved into these premises on January 30, 2006. Beginning in 2009, we will pay $1.3 million in rent annually.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California and Atlanta, Georgia in the U.S. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore and Dublin.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

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

(a) Our ordinary shares began publicly trading on December 4, 2003. Our NYSE symbol is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of		Dividends Paid Per
	Ordinary Shares		Ordinary Share
	High	Low

Period
2008
First Quarter	$29.90	$25.67	$0.15
Second Quarter	$27.37	$23.67	$0.15
Third Quarter	$28.07	$22.58	$0.15
Fourth Quarter	$27.20	$14.33	$0.15
2007
First Quarter	$27.35	$25.20	$0.15
Second Quarter	$28.70	$25.62	$0.15
Third Quarter	$28.68	$22.63	$0.15
Fourth Quarter	$30.34	$26.12	$0.15

(b) As of February 1, 2009, there were 89 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual PIERS and Perpetual Preference Shares.

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

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries to pay us dividends. The Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, “’Business — Regulatory Matters” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, any preference shares issued upon conversion of our Perpetual PIERS, and Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares. Our credit facilities also restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

(d) In connection with our Names’ Options, under the Option Instrument (as defined below), the Names’ Trustee may exercise the Names’ Options on a monthly basis. The Names’ Options were exercised on a cashless basis at the exercise price as described further below under Item 5(h). As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries in the three months ending December 31, 2008.

Number of
Date Issued	Shares Issued

October 15, 2008	367
December 15, 2008	37

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

(e) In the fourth quarter of 2008, we made the following share repurchases:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
			Part of	Shares that May
	Total Number	Average	Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	under the Plans
Period	Purchased	per Share	Plans	of Programs

December 15, 2008 (1)	2,307	$20.06	—	—

(1)	Shares repurchased from the Names’ Trustee on December 30, 2008, pursuant to an agreement dated December 15, 2008.

(f) Shareholders’ Agreement and Registration Rights Agreement

We entered into an amended and restated shareholders’ agreement dated as of September 30, 2003 with all of the shareholders who purchased their shares in our initial private placement, and certain members of management. Of these initial shareholders, the Names’ Trustee is the only remaining shareholder to which such agreement applies.

If a change of control (as defined in the shareholders’ agreement) is approved by the Board of Directors and by investors (as defined in the shareholders’ agreement) holding not less than 60% of the voting power of shares held by the investors (in each case, after taking into account voting power adjustments under the bye-laws), the Names’ Trustee undertakes to:

•	exercise respective voting rights as shareholders to approve the change of control; and

•	tender its respective shares for sale in relation to the change of control on terms no less favorable than those on which the investors sell their shares.

We also entered into an amended and restated registration rights agreement dated as of November 14, 2003 with the existing shareholders prior to our initial public offering, pursuant to which we may be required to register our ordinary shares held by such parties under the Securities Act. Any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that held in the aggregate $50 million of our shares had the right to request registration for a public offering of all or a portion of its shares. In March 2005, certain shareholders exercised their registration rights and sold 7,320,000 of their ordinary shares in registered underwritten offering, which included the underwriters’ exercise of their over-allotment option. In December 2005, Wellington exercised its registration rights and sold 6,000,000 of its ordinary shares in a registered underwritten offering. In February 2007 and June 2007, The Blackstone Group (“Blackstone”) and Credit Suisse Private Equity exercised their registration rights and sold the entirety of their remaining shares in the Company. In May 2008, Candover Partners Limited, its subsidiaries and its funds under management (“Candover”) exercised its registration rights and sold the entirety of its remaining shares in the Company. We no longer have any founding shareholders with such demand registration rights.

Currently, under the registration rights agreement, if we propose to register the sale of any of our securities under the Securities Act (other than a registration on Form S-8 or F-4), such parties (now only the Names’ Trustee) holding our ordinary shares or other securities convertible into, exercisable for or exchangeable for our ordinary shares, will have the right to participate proportionately in such sale.

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

(g) Bye-Laws

Our Board of Directors approved amendments to our bye-laws on March 3, 2005, February 16, 2006 and February 6, 2008, which were subsequently approved by our shareholders at our annual general meetings on May 26, 2005, May 25, 2006 and April 30, 2008, respectively. Below is a description of our bye-laws as amended.

Our Board of Directors and Corporate Action.  Our bye-laws provide that the Board of Directors shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. Our Board of Directors is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Our Class I directors are elected to serve until the 2011 annual general meeting, our Class II directors are elected to serve until the 2009 annual general meeting and our Class III directors are elected to serve until our 2010 annual general meeting. Notwithstanding the foregoing, directors who are 70 years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board of Directors shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

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

Voting cutbacks.  In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder; (ii) no portion of such reallocation shall apply to the shares held by Wellington or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10% (no longer relevant as they are not shareholders of the Company any longer). The references in the previous sentence to Wellington, 3i, Phoenix and Montpelier Reinsurance Limited are no longer relevant as they are no longer shareholders of the Company.

These voting cut-back provisions have been incorporated into the Company’s by-laws to seek to mitigate the risk of any U.S. person that owns our ordinary shares directly or indirectly through non-U.S. entities being characterized as a 10% U.S. shareholders for purposes of the U.S. controlled foreign corporation rules. If such a direct or indirect U.S. shareholder of the Company were characterized as 10% U.S. shareholder of the Company and the Company or one of its subsidiaries were characterized as a CFC, such shareholder might have to include its pro rata share of the Company income (subject to certain exceptions) in its U.S. federal gross income, even if there have been no distributions to the U.S. shareholders by the Company.

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

The following actions shall be approved by the affirmative vote of at least seventy-five percent (75%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): any amendment to Bye-Laws 13 (first sentence — Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the Board of Directors determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 shall be approved by the affirmative vote of at least sixty-six percent (66%) of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under the bye-laws).

Shareholder action may be taken by resolution in writing signed by the shareholder (or the holders of such class of shares) who at the date of the notice of the resolution in writing represent the majority of votes that would be required if the resolution had been voted on at a meeting of the shareholders.

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

Voting of Non-U.S. Subsidiary Shares.  If we are required or entitled to vote at a general meeting of any of Aspen U.K., Aspen Bermuda, Aspen U.K. Holdings, Aspen U.K. Services, AIUK Trustees, AMAL, AUL or any other directly held non-U.S. subsidiary of ours (together, the “Non-U.S. Subsidiaries”), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary. Substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of the Non-U.S. Subsidiaries. At the 2009 annual general meeting, we are seeking to amend this provision to require the application of this Bye-Law only in the event that a voting cutback is required, as described above.

Capital Reduction.  In the event of a reduction of capital, our bye-laws require that such reduction apply to the entire class or series of shares affected. We may not permit a reduction of part of a class or series of shares.

Treasury Shares.  Our bye-laws permit the Board of Directors, at its discretion and without the sanction of a shareholder resolution, to authorize the acquisition of our own shares, or any class, at any price (whether at par or above or below) to be held as treasury shares upon such terms as the Board of Directors may determine, provided always that such acquisition is effected in accordance with the provisions of the Companies Act. Subject to the provisions of the bye-laws, any of our shares held as treasury shares shall be at the disposal of the Board, which may hold all or any of the shares, dispose of or transfer all or any of the shares for cash or other consideration, or cancel all or any of the shares.

Corporate Purpose.  Our certificate of incorporation, memorandum of association and our bye-laws do not restrict our corporate purpose and objects.

(h) Investor Options

Upon our formation in June 2002, we issued to Wellington options to purchase 3,781,120 non-voting shares (the “Wellington Options”) and issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of Syndicate 2020 (the “Unaligned Members”), options to purchase 3,006,760 non-voting shares (the “Names’ Options,” and together with the Wellington Options, the “Investor Options”). All non-voting shares issued or to be issued upon the exercise of the Investor Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. On December 22, 2005, Wellington transferred the Wellington Options to its wholly-owned subsidiary Wellington Investment. On March 28, 2007, Wellington Investment exercised all of its 3,781,120 options on a cashless basis, for which 426,083 ordinary shares were issued. As of February 17, 2009, the Names’ Trustee held 1,285,522 Names’ Options. The rights of the holders of the Investor Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the “Option Instrument”). The term of the Investor Options expires on June 21, 2012. The Investor Options may be exercised in whole or in part.

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

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Investor Options (June 21, 2002) until the date of exercise of the Investor Options. The exercise price per option as at February 15, 2009 was approximately £11.98. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Investor Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Investor Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

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

Whenever dividends on any Perpetual PIERS have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our Perpetual PIERS will be entitled to the appointment of two directors, and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our Perpetual PIERS and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.

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

Our Perpetual PIERS are listed on the NYSE under the symbol “AHLPR.”

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

Whenever dividends on any Perpetual Preference Shares shall have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our Perpetual Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including any Perpetual PIERS and any perpetual preference shares issued upon conversion of the Perpetual PIERS), will be entitled to the appointment of two directors, and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our Perpetual Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.

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

Our Perpetual Preference Shares are listed on the NYSE under the symbol “AHLPRA.”

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Super Composite Property-Casualty Insurance Index, for the period commencing December 31, 2003 and ending on December 31, 2008, assuming $100 was invested on December 31, 2003. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 31, 2003 through December 31, 2008. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 7.99%, (2) for the S&P 500 Composite Stock Price Index was −10.49% and (3) for the S&P Super Composite Property-Casualty Insurance Index was −1.31%.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the period ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2008, 2007, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2008, and for each of the twelve months ended December 31, 2008, 2007 and 2006, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period. Due to our limited operating history, the ratios presented may not be indicative of our future performance. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions, except per share amounts and percentages)

Summary Income Statement Data
Gross written premiums	$2,001.7	$1,818.5	$1,945.5	$2,092.5	$1,586.2
Net premiums written	1,835.5	1,601.4	1,663.6	1,651.5	1,357.6
Net premiums earned	1,701.7	1,733.6	1,676.2	1,508.4	1,232.8
Loss and loss adjustment expenses	(1,119.5)	(919.8)	(889.9)	(1,358.5)	(723.6)
Policy acquisition and general and administrative expenses	(507.4)	(518.7)	(490.7)	(409.1)	(305.0)
Net investment income	139.2	299.0	204.4	121.3	68.3
Net income/(loss)	103.8	489.0	378.1	(177.8)	195.1
Basic earnings per share	0.92	5.25	3.82	(2.40)	2.82
Fully diluted earnings per share	0.89	5.11	3.75	(2.40)	2.74
Basic weighted average shares outstanding (millions)	83.0	87.8	94.8	74.0	69.2
Diluted weighted average shares outstanding (millions)	85.5	90.4	96.7	74.0	71.1
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	66%	53%	53%	90%	59%
Expense ratio (on net premiums earned) (2)	30%	30%	29%	27%	25%
Combined ratio (3)	96%	83%	82%	117%	84%
Summary Balance Sheet Data
Total cash and investments (4)	$5,974.9	$5,930.5	$5,218.1	$4,468.5	$3,041.2
Premiums receivable (5)	762.5	680.1	688.1	541.4	494.2
Total assets	7,288.8	7,201.3	6,640.1	6,537.8	3,943.1
Loss and loss adjustment expense reserves	3,070.3	2,946.0	2,820.0	3,041.6	1,277.9
Reserves for unearned premiums	810.7	757.6	841.3	868.0	714.0
Bank debt	—	—	—	—	—
Long term debt	249.5	249.5	249.4	249.3	249.3
Total shareholders’ equity	2,779.1	2,817.6	2,389.3	2,039.8	1,481.5

	Twelve Months Ended December 31,
	2008	2007	2006	2005	2004
	($ in millions, except per share amounts and percentages)

Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share (6)	$28.85	$27.95	$22.44	$19.39	$21.37
Diluted book value per share (treasury stock method) (7)	$28.10	$27.08	$21.92	$18.81	$20.79
Cash dividend declared per ordinary share	$0.60	$0.60	$0.60	$0.60	$0.12

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed maturities, other investments, short-term investments, accrued interest and receivables for investments sold.

(5)	Premiums receivable including funds withheld.

(6)	Book value per ordinary share is based on total shareholders’ equity, excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 69,315,099, 95,209,008, 87,788,375, 85,510,673 and 81,506,503 at December 31, 2004, 2005, 2006, 2007 and 2008, respectively. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

(7)	Diluted book value per share is calculated based on total shareholders’ equity, excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2004, 2005, 2006, 2007 and 2008, divided by the number of dilutive equivalent shares outstanding of 71,271,170, 98,126,046, 89,876,459, 88,268,968 and 83,705,984 at December 31, 2004, 2005, 2006, 2007 and 2008, respectively. At December 31, 2004, 2005, 2006, 2007 and 2008, there were 1,956,071, 2,917,038, 2,088,084, 2,758,295 and 2,199,481 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2008, 2007 and 2006 and of our financial condition at December 31, 2008. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying Notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.

Aspen’s Year in Review

Our principal objective in 2008 was to continue to diversify into profitable new lines of insurance business with limited correlation to the existing insurance and reinsurance business, while maintaining a high quality investment portfolio. During 2008, we entered a number of new business lines while scaling back others. We maintained a high quality fixed income portfolio and reduced our investment in funds of hedge funds, while ensuring appropriate levels of liquidity to support the business.

Capital management.  During 2008, we continued to execute our strategy to optimize our capital structure. Our total shares outstanding reduced from 85,510,673 at the end of 2007 to 81,506,503 at December 31, 2008 mainly as a result of the purchase and cancellation of 4,080,800 shares on May 13, 2008 for a consideration of $100 million from Candover, the last of our founding shareholders. The repurchase was executed under the share repurchase program authorized by our Board on February 6, 2008 which authorized the purchase of up to $300 million of our ordinary shares in the period to March 1, 2010.

Diversification.  During 2008, we established Syndicate 4711 at Lloyd’s, which commenced underwriting for business incepting on or after May 1, 2008. Syndicate 4711 provides an additional distribution platform. In 2008, the business written by Syndicate 4711 covered energy, hull, marine liability, transportation-related liability and aviation.

In addition, we entered the financial and political risks, financial institutions and management and technology liability markets in 2008 which are written through Aspen U.K. We also obtained authorization to underwrite general insurance business in Australia and reinsurance in Singapore.

Investment management.  We have reduced our allocation of cash and invested assets in funds of hedge funds from 9.5% in 2007 to 5.0% at December 31, 2008 and in February 2009, we gave notice to redeem all of our remaining hedge fund investments. In the second half of 2008, we also reduced our exposure to financial institutions fixed income securities as part of our investment risk management strategy. The duration of our fixed income portfolio has reduced from approximately 3.4 years at December 31, 2007 to 3.1 years at December 31, 2008 and the book yield on our fixed income portfolio has reduced from 5.1% at December 31, 2007 to 4.6% at December 31, 2008. In 2008, we also recognized other-than-temporary impairment charges of $59.6 million, of which $35.0 million was related to our holdings of Lehman Brothers senior and subordinated debt. At December 31, 2008, approximately 35% by market value of our fixed interest securities comprised asset-backed and mortgage-backed securities, none of which in our opinion falls into the sub-prime category. We had negligible direct exposure to hybrid and preferred securities.

Financial Overview

The following overview of our 2006, 2007 and 2008 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.  For 2008, we reported income after taxes of $103.8 million, a $385.2 million reduction over the prior year. The reduction is due to a combination of adverse underwriting performance mainly arising from losses of $171.4 million, net of reinsurance recoveries, reinstatement premiums and tax following Hurricanes Ike and Gustav and adverse investment performance due to the turmoil in the financial markets which has resulted in losses of $97.3 million from our investment in funds of hedge funds and $59.6 million of investment impairment charges. This contrasts with 2007 which was not impacted by any significant catastrophic events while enjoying significant positive returns.

Gross written premiums.  Total gross written premiums increased by 10.1% in 2008 compared to 2007 but reduced by 6.5% in 2007 compared to 2006. The changes in gross written premiums in each of our segments for the twelve months ended December 31, 2008 and 2007 are as follows, with reductions shown as negative percentages.

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Business Segment	Ended December 31, 2008		Ended December 31, 2007		Ended December 31, 2006
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Property Reinsurance	$589.0	(2.1)%	$601.5	(3.5)%	$623.1
Casualty Reinsurance	416.3	(3.5)%	431.5	(11.1)%	485.5
International Insurance	867.8	30.9%	663.0	(3.0)%	683.4
U.S. Insurance	128.6	5.0%	122.5	(20.2)%	153.5

Total	$2,001.7	10.1%	$1,818.5	(6.5)%	$1,945.5

The increase in gross written premiums in 2008 was driven by a $207.9 million contribution from new underwriting teams in international insurance established in the final quarter of 2007 and during 2008. This was offset by premium reductions in a number of our established lines, in particular property treaty catastrophe, property treaty risk excess, international casualty treaty reinsurance and U.K. commercial liability insurance. We wrote less business in 2007 than in 2006 as a result of a number of factors, including: a less favorable pricing environment in many lines of business, in particular property catastrophe reinsurance, casualty treaty reinsurance, and U.K. commercial liability insurance and the re-positioning of our U.S. excess and surplus lines property insurance business. Gross written premiums in our casualty reinsurance segment were also reduced in 2007 by the relocation of our casualty facultative business from our Marlton, New Jersey office to Rocky Hill, Connecticut and a change in underwriting approach.

Reinsurance.  Total reinsurance ceded in the year ended December 31, 2008 of $166.2 million was $50.9 million lower than in the corresponding period in 2007. The overall reduction was due to our ability to take advantage of favorable pricing conditions in 2007 which enabled us to purchase a number of reinsurance contracts covering a period of greater than 12 months, effectively covering the 2008 windstorm season. Costs in 2008 have also been impacted by the recognition of $13.0 million of additional reinsurance premiums to reinstate cover from our reinsurance program following Hurricane Ike. Reinsurance costs in 2007 decreased by $64.8 million compared to 2006 as we reduced our reliance on outwards reinsurance, in line with our reduction in exposure in property reinsurance.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the twelve months ended December 31, 2008, 2007 and 2006 were as follows:

	Loss Ratios
	For the Twelve Months	For the Twelve Months	For the Twelve Months
Business Segment	Ended December 31, 2008	Ended December 31, 2007	Ended December 31, 2006

Property Reinsurance	59.1%	39.7%	43.2%
Casualty Reinsurance	65.8%	69.9%	58.3%
International Insurance	71.5%	51.7%	53.3%
U.S. Insurance	62.9%	55.1%	75.0%

Total	65.8%	53.1%	53.1%

The net loss ratio for the twelve months ended December 31, 2008 of 65.8% is 12.7 percentage points higher than the loss ratio for the same period in 2007 and 2006.

The increase in the property reinsurance loss ratio in 2008 was due mainly to $128.3 million of losses, net of reinsurance recoveries and reinstatement costs, associated with Hurricanes Ike and Gustav. These losses increased the loss ratio by 24 percentage points compared to 2007. The combination of limited catastrophe losses during the year ended December 31, 2007 and $11.5 million of reserve strengthening in 2007 compared to a $40.9 million strengthening in 2006, produced a meaningful favorable variance in the property reinsurance loss ratio between 2007 and 2006.

The loss ratio for casualty reinsurance improved to 65.8% from 69.9% in 2007 mainly as a result of favorable development on prior accident years, particularly in our U.S. casualty treaty line. Reserve releases increased from $31.8 million in 2007 to $67.2 million in 2008. This was partially offset by the inclusion in 2008 of $35.0 million of additional reserves related to the global credit crisis. In 2007, we recognized reserves of $20.0 million in addition to $15.0 million of losses resulting from our normal expectations within this segment associated with the global credit crisis.

In 2008, the international insurance segment suffered from $45.7 million of net losses and $9.9 million of net additional reinstatement costs following Hurricanes Ike and Gustav, increasing the loss ratio by 7.9 percentage points. The 2008 loss ratio was also impacted by a net reserve strengthening of $3.9 million, due to adverse prior year deterioration in respect of California wildfires and also from shipowners’ liability, both in our marine and energy liability lines, compared to an $80.8 million reserve release in 2007. In 2007 compared to 2006 the international insurance segment included some moderate-sized losses in both the marine and aviation books, offset by prior year releases within the U.K. commercial liability account.

The U.S. insurance segment suffered in 2008 from $14.0 million of net losses from Hurricanes Ike and Gustav, which increased the loss ratio by 14.9 percentage points. In 2007, U.S. property insurance benefited from improved loss experience and U.S. casualty insurance benefited from prior year reserve releases, when compared to 2006.

Reserve releases.  The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2008, 2007 and 2006, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effects on the loss ratio in each year are shown in the following table:

	For the Twelve Months	For the Twelve Months	For the Twelve Months
	Ended December 31, 2008	Ended December 31, 2007	Ended December 31, 2006
	($ in millions, except for percentages)

Reserve Releases	$83.5	$107.4	$51.3
% of net premiums earned	4.9%	6.2%	3.1%

The reserve releases in 2008 were $23.9 million lower than in 2007 due predominantly to reserve strengthening in our international insurance segment compared to reserve releases in prior years.

The reserve releases in 2007 benefited from a significant release in our U.K. commercial liability line due to favorable experience. Excluding the impact of deterioration in 2006 of $35.6 million associated with the 2005 hurricanes, net reserve releases were 5.2% of net premiums earned at December 31, 2006.

Further information relating to the release of reserves can be found below under “— Reserves for Loss and Loss Adjustment Expenses — Prior Year Loss Reserves”.

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the twelve months ended December 31, 2008, 2007 and 2006:

	Expense Ratios
	For the	For the	For the
	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Policy Acquisition Expenses	17.6%	18.1%	19.3%
Operating and Administrative Expenses	12.2%	11.8%	10.0%

Expense Ratio	29.8%	29.9%	29.3%

Policy acquisition expenses have decreased from $313.9 million in 2007 to $299.3 million in 2008, due primarily to a $10.6 million reduction in profit commissions payable to policyholders. The reduction in policy acquisition expenses in 2007 was largely due to the impact of the reduction in our reinsurance purchases.

Operating and administrative expenses increased by $3.3 million when compared to 2007, due mainly to a $6.8 million rise in costs in our international insurance segment resulting from our entry into new business lines, which was partially offset by a reduction in performance-related remuneration and a weakening of the British Pound against the U.S. Dollar.

The increases in operating and administrative expenses in 2007 compared to 2006 reflected increased bonus and long-term incentive charges and increased costs in Bermuda, the U.S. and the U.K. due to the hiring of new teams of underwriters and increased investment in support functions and infrastructure.

Investment income.  In 2008, we generated net investment income of $139.2 million, down 53.4% on the prior year (2007 — $299.0 million, 2006 — $204.4 million). The reduction was mainly due to losses from our investments in funds of hedge funds, which contributed a gain of $44.5 million in 2007 compared to a loss of $97.3 million in 2008. Net investment income increased by 46.3% in 2007 when compared to 2006 driven by rising interest rates, fixed income sector allocation changes translating into higher book yields and increases in total cash and investment balance. Our fixed income portfolio book yield reduced to 4.6% at December 31, 2008 from 5.1% at the end of 2007 (2006 — 4.5%). Total cash and investments increased from $5.9 billion at the start of 2008 to $6.0 billion at year-end (2006 — $5.2 billion). The fixed income portfolio duration decreased from 3.4 years to 3.1 years (2006 — 3.0 years) and the average credit quality of our fixed income book is “AAA”, with 88% of the portfolio being graded “AA” or higher. The average credit quality of our fixed income investment portfolio was “AA+” at the end of 2007 and “AAA” at the end of 2006.

The allocation to funds of hedge funds reduced from 9.5% of the portfolio to 5.0% at the end of 2008. These alternative investments produced an 11.4% annualized return in 2007, compared with a 17.0% annualized loss in 2008.

We first invested in funds of hedge funds on April 1, 2006 with an initial investment of $150 million. At December 31, 2006 the investment in funds of hedge funds was $156.9 million or 3.0% of our portfolio and during 2006 we recognized $6.9 million of investment income from our investment in these funds.

Change in fair value of derivatives.  In the twelve months ended December 31, 2008, we recorded a reduction in the fair value of derivatives of $7.8 million (2007 — $11.4 million reduction; 2006 — $12.3 million reduction). This included a reduction of $7.8 million (2007 — $9.0 million; 2006 — $Nil) in the estimated fair value of our credit insurance contract. In the twelve months ended December 31, 2007, a charge of $2.4 million for a catastrophe swap which expired on August 20, 2007 was also included (2006 — $12.3 million).

In addition, at December 31, 2008 we held foreign currency derivative contracts to purchase $18.8 million of U.S. and foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the twelve months ended December 31, 2008, the impact of foreign currency contracts on net income is a loss of $0.8 million (2007 — loss of $2.4 million; 2006 — $Nil). Further information on these contracts can be found in Notes 8 and 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in 2008 included $8.2 million of foreign currency exchange losses (2007 — $20.6 million gains; 2006 — $9.5 million gains) and $47.9 million of realized investment losses (2007 — $13.1 million; 2006 — $8.0 million). The increase in realized investment losses in 2008 was due to $59.6 million of charges associated with investments we believe to be other-than-temporarily impaired (2007 — $Nil; 2006 — $Nil) which were offset by $11.7 million of realized gains resulting from the sale of investments in the ordinary course of business. Interest payable was $15.6 million in 2008 (2007 — $15.7 million; 2006 — $16.9 million).

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability and intent to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in earnings.

In light of the recent turmoil in the financial markets, we have recognized other-than-temporary impairment charges of $59.6 million for the twelve months ended December 31, 2008 (2007 — $Nil; 2006 — $Nil), of which $35.0 million is related to our holdings in Lehman Brothers where we wrote our subordinated debt down to a value of zero and our senior debt down to 9.75% of its original par value. Although our holdings in Lehman Brothers are in default, the market value of these securities was derived based on broker-dealer prices. Management believes that this valuation is, in part, based on market expectations of future recoveries from Lehman Brothers’ bankruptcy proceedings.

In addition to our holdings in Lehman Brothers, we recognized other-than-temporary impairments for several other securities in our investment portfolio. While such securities retained their investment grade ratings and timely continuation of interest and principal payments, they were priced at a significant discount to cost. Notwithstanding our intent and ability to hold these securities until maturity, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, we could not assert that the recovery period would be temporary under the current accounting standards.

Taxes.  We incurred a tax expense in 2008 of $36.4 million (2007 — $85.0 million), equivalent to a consolidated rate on income before tax of 26.0% compared to 14.8% in 2007 and 19.6% in 2006. The increase in the effective rate of tax in 2008 is due to the distribution of insurance and investment losses within the group between our Bermuda and U.K. operating companies, particularly in the fourth quarter of 2008.

Dividends.  The quarterly dividend has been maintained at $0.15 per ordinary share for 2006, 2007 and 2008.

Dividends paid on the preference shares in 2006 were $15.6 million and the full amounts payable and paid annually in each of 2007 and 2008 were $27.7 million.

Shareholders’ equity and financial leverage.  Total shareholders’ equity reduced from $2,817.6 million at the end of 2007 to $2,779.1 million as of December 31, 2008. The most significant movements were:

•	net income after tax for the year of $103.8 million;

•	an increase in net of tax unrealized gains on investments of $19.3 million, accounted for in other comprehensive income;

•	dividend payments to ordinary and preference shareholders totaling $77.9 million in 2008; and

•	a share repurchase of $100.3 million in May 2008.

As at December 31, 2008, total ordinary shareholders’ equity was $2,359.9 million compared to $2,398.4 million at December 31, 2007.

As at December 31, 2008, the remainder of our total shareholders’ equity was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $430 million (2007 — $430 million) less issue costs of $10.8 million (2007 — $10.8 million).

The amounts outstanding under our senior notes were the only material debt that we had outstanding as of December 31, 2007 and 2008. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2008, this ratio was 8.2% (2007 — 8.1%; 2006 — 9.4%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 22.1% as of December 31, 2008 (2007 — 21.8%; 2006 — 25.3%).

Diluted tangible book value per ordinary share at December 31, 2008 was $28.10, an increase of 3.8% compared to $27.08 at December 31, 2007.

Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at December 31, 2008 and December 31, 2007 were:

	As at	As at
	December 31, 2008	December 31, 2007
	($ in millions, except for share amounts)

Total shareholders’ equity	$2,779.1	$2,817.6
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(419.2)	(419.2)

	$2,351.7	$2,390.2

Ordinary shares	81,506,503	85,510,673
Diluted ordinary shares	83,705,984	88,268,968

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. During the period ended December 31, 2008, Aspen Holdings received a $25.0 million dividend payment from Aspen Bermuda and a $36.5 million payment of inter-company interest in respect of an inter-company loan and a $45.0 million dividend from Aspen U.K. Holdings.

As at December 31, 2008, Aspen Holdings held $32.4 million in cash and cash equivalents which, taken together with our credit facilities and expected levels of future inter-company dividends, management considered sufficient to provide us with an appropriate level of liquidity.

At December 31, 2008, the Insurance Subsidiaries held $777.2 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are individually able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2008 and for the foreseeable future.

As of December 31, 2008, we had in issue $331.4 million and £120.1 million in letters of credit to cedants, against which we held $604.6 million and £25.3 million of collateral. Our reinsurance receivables decreased by 7.0% from $304.7 million at December 31, 2007 to $283.3 million at December 31, 2008, mainly as a result of amounts received from our reinsurers in respect of 2005 hurricane claims. The reduction in recoveries associated with the 2005 hurricanes was offset by the recognition of $61.3 million in 2008 for recoveries from Hurricanes Ike and Gustav.

Current Market Conditions, Rate Trends and Developments in early 2009

In summary, many lines of business are experiencing good levels of rate increase and we believe this trend will continue as 2009 progresses. Our challenge in 2009 is to allocate the appropriate level of capital for each business line and to increase our exposure to those lines that are experiencing the most significant rate increases while moderating our exposure to lines which have not adjusted their rates.

Property Reinsurance.  Our property reinsurance segment is experiencing significant rate increases for U.S. peak zone catastrophe contracts with rates rising by 20% or more on renewals at January 1, 2009. We expect this upwards trend to continue throughout 2009. Rate increases on regional U.S. business, however, have seen more moderate increases. Accounts that include European wind exposure experienced rate increases of 5-10% on average. Rates on European business that is not exposed to wind perils have not moved significantly from those encountered at the end of 2007.

Casualty Reinsurance.  Our U.S. casualty reinsurance business has encountered early signs of rate increases in the January 1 renewals. General and umbrella liability lines have reversed their mid-2008 double digit rate declines to a smaller single digit decrease or a flat renewal. High levels of competition continue on certain more attractive and loss free accounts, however terms and conditions continue to be reasonable. International casualty reinsurance has seen rate increases between 5% and 10% depending on the class of business and loss experience. Terms and conditions were broadly steady with small improvements. We recorded an average rate increase of 3% on renewal business across our international casualty line.

International Insurance.   Our international insurance segment achieved an average rate increase of 15% on renewal business reflecting an improving rate environment in a number of our lines of business, in particular marine hull and marine and energy liability for which January 1 is an important renewal period. In marine hull, the rate environment is improving in part due to reduced market capacity and we achieved average effective rate increases of 27% on our book. We achieved significant increases on our marine, energy and construction liability book of on average 44%.

U.S. Insurance.  In U.S. property insurance, rates continue to vary between 10% above and 10% below expiring premium however there are some exceptions outside of this range. For larger property accounts requiring a number of market participants, rate increases between 5% and 10% have been achieved. Property rates remain heavily bi-furcated between business exposed to catastrophes and those that are not, with the former more likely to see increases. In U.S. casualty insurance, we maintained our disciplined underwriting approach and we were able to secure renewal orders at rates equivalent to those achieved at the end of 2007.

Recent Developments

We have recently announced that Dr. Norman Rosenthal, one of our directors, will not be standing for re-election at our next annual general meeting on April 29, 2009.

In respect of our notice of redemption of approximately 40% of our investments in funds of hedge funds, we have received proceeds of $172.3 million in January 2009, with the remaining balance of $4.9 million together with interest earned thereon (if any), to be paid (subject to audit adjustments) promptly after completion of the audit of the Fund’s books for the year in which such redemption occurs.

In February 2009, we gave notice of redemption to our funds of hedge funds managers in respect of the remaining $286.9 million of our alternative investments. The earliest date at which these notices will take effect is June 30, 2009 and we will remain exposed to changes in the net asset value of the funds until at least that date.

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values.

We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. A statement of all the significant accounting policies we use to prepare our financial statements is included in the Notes to the financial statements. If factors such as those described in Item 1A, “Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policy and calculating financial results, there could be a material adverse effect on our results of operations, financial condition and liquidity.

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

We refer to premiums receivable which are not fixed at the inception of the contract as adjustment premiums. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums associated with property and casualty reinsurance business and the smallest with property and liability insurance lines.

Adjustment premiums are most significant in relation to reinsurance contracts. Differing considerations apply to non-proportional and proportional treaties as follows:

Non-proportional treaties.  A large number of the reinsurance contracts we write are written on a non-proportional or excess of loss treaty basis. As the ultimate level of business written by each cedant can only be estimated at the time the reinsurance is placed, the reinsurance contracts generally stipulate a minimum and deposit premium payable under the contract with an adjustable premium determined by variables such as the number of contracts covered by the reinsurance, the total premium received by the cedant and the nature of the exposures assumed. Minimum and deposit premiums generally cover the majority of premiums due under such treaty reinsurance contracts and the adjustable portion of the premium is usually a small portion of the total premium receivable. For excess of loss contracts, the minimum and deposit premium, as defined in the contract, is generally considered to be the best estimate of the contract’s written premium at inception. Accordingly, this is the amount we generally record as written premium in the period the underlying risks incept. During the life of a contract, notifications from cedants and brokers may affect the estimate of ultimate premium and result in either increases or reductions in reported revenue. Changes in estimated adjustable premiums do not generally have a significant impact on short-term liquidity as the payment of adjustment premiums generally occurs after the expiration of a contract.

Many non-proportional treaties also include a provision for the payment to us by the cedant of reinstatement premiums based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are included in revenue in the same period as the corresponding losses.

Proportional treaties (“treaty pro rata”).  Estimates of premiums assumed under treaty pro rata reinsurance contracts are recorded in the period in which the underlying risks are expected to incept and are based on information provided by brokers and ceding companies and estimates of the underlying economic conditions at the time the risk is underwritten. We estimate premium receivable initially and update our estimates regularly throughout the contract term based on treaty statements received from the ceding company.

The reported gross written premiums for treaty pro rata business include estimates of premiums due to us but not yet reported by the cedant because of time delays between contracts being written by our cedants and their submission of treaty statements to us. This additional premium is normally described as pipeline premium. Treaty statements disclose information on the underlying contracts of insurance written by our cedants and are generally submitted on a monthly or quarterly basis, from 30 to 90 days in arrears. In order to report all risks incepting prior to a period end, we estimate the premiums written between the last submitted treaty statement and the period end.

The segment for which treaty pro rata is most relevant is our property reinsurance segment in which we wrote $174.7 million in gross written premium in 2008 (2007 — $145.2 million) or 29.7% of our property reinsurance segment, of which $26.0 million was estimated (2007 — $31.0 million) and $148.7 million was reported by the cedants (2007 — $114.2 million). We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $0.1 million on our net income before tax for our property reinsurance segment at December 31, 2008 (2007 — $0.2 million), excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

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

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $174.7 million in our property reinsurance treaty pro rata account as of December 31, 2008, a variation of 5% could increase or reduce net income before taxation by approximately $0.8 million.

Earned premiums.  Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable.  Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectable and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2008.

Catastrophe swap.  On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (“cat swap”) with a non-insurance counterparty. During the cat swap’s 3 year term, which ended on August 17, 2007, Aspen Bermuda made quarterly payments based on an initial notional amount of $100 million. In return, Aspen Bermuda was entitled to receive payments of up to $100 million in total if hurricanes made landfall in Florida and caused damage in excess of $39 billion or earthquakes in California caused insured damage in excess of $23 billion. The latest estimate of the insured loss arising from Hurricane Katrina published by PCS on June 8, 2007 was $41.1 billion, which entitled us to a recovery of approximately $26.3 million which has been paid to us. We have decided not to extend the development period under the cat swap and will not be making any further recoveries.

This cat swap falls within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the twelve months ended December 31, 2008. The impact of this contract on net income at December 31, 2007 was $2.4 million.

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to us. We consider that under SFAS 133 this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point of time be due and payable to us.

As a result of the application of derivative accounting rules under SFAS 133, the contract is treated as an asset and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations. The contract is for a maximum of five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if our panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment.

Reserving approach.  We take all reasonable steps to ensure that we have appropriate information regarding our claims exposures. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established. Prior to the selection by management of the reserves to be included in our financial statements, our actuarial team employs a number of techniques to establish a range of estimates from which they consider it reasonable for management to select a ‘best estimate’ (the “actuarial range”).

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

Reported claims.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the 2005 and 2008 hurricanes, for example, the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedants but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

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

A higher degree of uncertainty is associated with setting reserves for reinsurance business owing to the longer reporting pattern and time to final settlement. Where IBNR is based on an analysis of past loss experience, the principal assumption is that past patterns of development are a reasonable proxy for current business after allowance for any changes in underlying mix of business. The process of extrapolation is by necessity one involving subjective judgment because the actuary has to take into account the impact of the changing business mix as well as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. These factors are incorporated in the actuarial range.

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

Actuarial range of gross reserves.  The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2008.

	As at December 31, 2008
	Management’s	Lower End	Upper End
	Selected	of Actuarial	of Actuarial
Gross Reserves	Reserve	Range	Range
	($ in millions)

Property Reinsurance	$488.5	$400.2	$579.7
Casualty Reinsurance	1,311.1	1,034.1	1,433.6
International Insurance	1,117.4	905.8	1,361.0
U.S. Insurance	153.3	106.1	201.0
Potential Variation	—	201.4	(384.3)

Total Gross Losses and Loss Expense Reserves	$3,070.3	$2,647.6	$3,191.0

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

Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $2,403.2 million and $2,896.5 million. The actual net reserves established as at December 31, 2008 were $2,787.0 million.

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

Estimates of IBNR are generally subject to a greater degree of uncertainty than estimates of the cost of settling claims already notified to us, where more information about the claim event is generally available. IBNR claims often may not be apparent to the insured until many years after the event giving rise to the claims has happened. Lines of business where the IBNR proportion of the total reserve is high, such as liability insurance, will typically display greater variations between initial estimates and final outcomes because of the greater degree of difficulty of estimating these reserves.

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

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2008, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $89.5 million in loss reserves which would represent 63.8% of net income before income tax for the twelve months ended December 31, 2008. As at December 31, 2007, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $80.6 million in loss reserves which would represent 14.0% of net income before income tax for the twelve months ended December 31, 2007.

Investments.  We currently classify all of our fixed maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is estimated using quoted market prices or dealer quotes. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which result in future cash flows being used to determine current book value.

Other investments are accounted for using the equity method of accounting whereby the initial investment is recorded at cost. The carrying amounts of these investments are increased or decreased to reflect our share of income or loss, which is included in net investment income, and are decreased for dividends.

Other-Than-Temporary Impairment in Investments.  Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These primary factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) our intent and ability to hold the investment for a sufficient period of time for the value to recover. In addition, EITF 99-20 requires that other-than-temporary impairments for certain asset-backed and mortgage-backed securities are recognized if the fair value of the security is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where our analysis of the above factors results in our conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore considered realized in the period such determination is made.

Deferred Tax Assets.  We provide for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” and Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertain Tax Positions” for our subsidiaries operating in income tax paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our audited consolidated financial statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in our assumptions and resulting estimates could be material and have an adverse impact on our financial results of operations and liquidity. Any such differences are recorded in the period in which they become known.

Results of Operations

Our financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2008, 2007 and 2006.

Consolidated Income Statement

	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
	($ in millions, except for percentages)

Gross written premiums	$2,001.7	$1,818.5	$1,945.5
Net premiums written	1,835.5	1,601.4	1,663.6
Gross premiums earned	1,889.1	1,903.3	2,000.9

Net premiums earned	1,701.7	1,733.6	1,676.2
Net investment income	139.2	299.0	204.4
Realized investment losses	(47.9)	(13.1)	(8.0)
Change in fair value of derivatives	(7.8)	(11.4)	(13.1)

Total Revenues	1,785.2	2,008.1	1,859.5

Expenses
Insurance losses and loss adjustment expenses	(1,119.5)	(919.8)	(889.9)
Policy acquisition expenses	(299.3)	(313.9)	(322.8)
Operating and administration expenses	(208.1)	(204.8)	(167.9)
Interest on long term debt	(15.6)	(15.7)	(16.9)
Realized exchange gains/(losses)	(8.2)	20.6	9.5
Other expenses	5.7	(0.5)	(1.1)

Total Expenses	(1,645.0)	(1,434.1)	(1,389.1)

Income from operations before income tax	140.2	574.0	470.4
Income tax expense	(36.4)	(85.0)	(92.3)

Net Income	$103.8	$489.0	$378.1

Ratios
Loss ratio	65.8%	53.1%	53.1%
Expense ratio	29.8%	29.9%	29.3%
Combined ratio	95.6%	83.0%	82.4%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2008, 2007 and 2006. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (“KRW”) in 2005 or Hurricanes Ike and Gustav (“IG”) in 2008.

	For the Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($in millions, except for percentages)

Gross written premiums	$589.0	$416.3	$867.8	$128.6	$2,001.7
Less: IG-related premiums	(12.2)	—	(3.1)	—	(15.3)

Underlying premiums	576.8	416.3	864.7	128.6	1,986.4

% change in underlying premiums between 2008 and 2007	(3.9)%	(3.5)%	30.5%	5.2%	9.3%

	For the Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($in millions, except for percentages)

Gross written premiums	$601.5	$431.5	$663.0	$122.5	$1,818.5
Less: KRW-related premiums	(1.1)	—	(0.3)	(0.3)	(1.7)

Underlying premiums	600.4	431.5	662.7	122.2	1,816.8

% change in underlying premiums between 2007 and 2006	(1.8)%	(11.1)%	(2.0)%	(20.4)%	(5.7)%

	For the Twelve Months Ended December 31, 2006
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$623.1	$485.5	$683.4	$153.5	$1,945.5
Less: KRW-related premiums	(11.4)	—	(7.2)	—	(18.6)

Underlying premiums	611.7	485.5	676.2	153.5	1,926.9

% change in underlying premiums between 2006 and 2005	(17.6)%	(7.8)%	12.1%	8.3%	(4.3)%

Gross written premiums in 2008 increased by 10.1% to $2,001.7 million when compared to the twelve months ended December 31, 2007 as a result of the contribution from new underwriting teams established in the international insurance segment and favorable premium adjustments in our property and casualty reinsurance segments. The decrease in gross written premium in 2007 compared to 2006 was due to several factors including: a less favorable pricing environment in many lines of business, in particular property catastrophe reinsurance, casualty treaty reinsurance and U.K. commercial liability insurance; and the re-positioning of our U.S. excess and surplus lines property insurance business. Gross written premiums in our casualty reinsurance segment were also reduced in 2007 due to the closure of our Marlton, New Jersey office and relocation of our facultative business to Rocky Hill, Connecticut, and a change in our underwriting approach.

Net premiums written.  Although total gross written premiums have increased by 10.1%, net premiums written have increased by 14.6% in 2008 compared to 2007. The increase was partly due to a decrease in ceded written premiums by $50.9 million in 2008 compared to 2007 reflecting the purchase of catastrophe cover in 2007 which protected both the 2007 and 2008 wind seasons.

Although gross written premiums reduced by 6.5% in 2007 compared to 2006, net premiums written decreased by only 3.7% because ceded written premiums reduced by $64.8 million reflecting our reduced reliance on outwards reinsurance relative to 2006.

Gross premiums earned.  Gross premiums earned reflect the portion of gross written premiums which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in 2008 were $14.2 million lower than in 2007 reflecting the reduction in written premiums in our property and casualty reinsurance segments and due to the gross premium written by the new underwriting teams being written towards the second half of 2008, resulting in a smaller portion of premiums earning through in 2008. Gross earned premium decreased by 4.9% in 2007 compared to 2006 primarily as a result of lower premium production in a softening market.

Net premiums earned.  Net premiums earned in 2008 reduced by 1.8% compared to 2007 mainly as a result of the reduction in gross earned premium offset by the recognition of $13.0 million of additional reinstatement premiums associated with Hurricane Ike losses which are earned 100% at the loss date. Net premiums earned increased by 3.4% in 2007 compared to 2006 predominantly due to our reduction in reinsurance purchases. The changes for each of our segments were as follows:

	Net Premiums Earned
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Business Segment	Ended December 31, 2008		Ended December 31, 2007		Ended December 31, 2006
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)

Property Reinsurance	$532.4	(4.2)%	$555.6	12.2%	$495.1
Casualty Reinsurance	413.5	(13.0)%	475.3	(3.0)%	489.9
International Insurance	661.8	10.8%	597.2	1.6%	587.6
U.S. Insurance	94.0	(10.9)%	105.5	1.8%	103.6

Total	$1,701.7	(1.8)%	$1,733.6	3.4%	$1,676.2

The decrease in net premiums earned in 2008 in casualty reinsurance and U.S. insurance was due to challenging market conditions and the repositioning of our U.S. property insurance line. These reductions were partially compensated by an increase of $99.3 million in gross earned premiums in our international insurance segment due to the contribution from new underwriting teams.

The largest percentage increase in 2007 compared to 2006 related to our property reinsurance segment and was driven primarily by reduced spending on ceded reinsurance following our decision to reduce our gross exposures.

Losses and loss adjustment expenses.  In 2008, we suffered $200.2 million of losses from Hurricanes Ike and Gustav before reinstatements and tax, a $49.7 million provision against potential losses as a result of the ongoing financial crisis, a $15.7 million loss from a French pollution claim and a deterioration of $15.3 million related to California wildfires occurring in 2007. Whereas, in 2007, we suffered total losses of a smaller magnitude with a $30.1 million loss from windstorm Kyrill, $35.0 million loss from sub-prime related exposures, a $28.7 million loss from the June and July U.K. floods, an $18.1 million loss from the California wildfires, a $14.0 million marine loss resulting from a shipping collision and a $10.1 million loss from an air crash in Brazil. In 2006, we had no significant loss events, although we recognized a deterioration of $66.0 million in our 2005 hurricane loss estimates. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.” Our insurance losses and loss adjustment expenses included paid claims of $739.4 million in 2008, $695.6 million in 2007 and $469.7 million in 2006.

The underlying changes in net loss ratios by segment for the twelve months ended December 31, 2008, 2007 and 2006 are shown in the following tables:

			Accident Year Loss
	Total Loss	IG & Prior Year	Ratio Excluding IG &
For the Twelve Months Ended December 31, 2008	Ratio	Adjustment	Prior Year Adjustments

Property Reinsurance	59.1%	24.1%	35.0%
Casualty Reinsurance	65.8%	(16.2)%	82.0%
International Insurance	71.5%	7.5%	64.0%
U.S. Insurance	62.9%	6.3%	56.6%

Total	65.8%	6.9%	58.9%

The prior year adjustment for our international insurance segment is attributable mainly to reserve strengthening for the marine liability line of business and the reserve releases in casualty reinsurance are due to favorable development in U.S. and international treaty business. Losses from Hurricanes Ike and

Gustav contributed 25.6 percentage points to the loss ratio in property reinsurance. Prior year adjustments are discussed further in the “Reserves for Losses and Loss Adjustment Expenses” below.

			Accident Year Loss
	Total Loss	Prior Year	Ratio Excluding
For the Twelve Months Ended December 31, 2007	Ratio	Adjustment	Prior Year Adjustments

Property Reinsurance	39.7%	2.2%	37.5%
Casualty Reinsurance	69.9%	(6.7)%	76.6%
International Insurance	51.7%	(13.5)%	65.2%
U.S. Insurance	55.1%	(6.0)%	61.1%

Total	53.1%	(6.2)%	59.3%

The prior year adjustment for our international insurance segment is attributable mainly to reserve releases in the U.K. liability line of business. Prior year adjustments are discussed further in the “Reserves for Losses and Loss Adjustment Expenses” below.

			Accident Year Loss
			Ratio Excluding
	Total Loss	KRW & Prior Year	KRW Losses &
For the Twelve Months Ended December 31, 2006	Ratio	Adjustment(1)	Prior Year Adjustments

Property Reinsurance	43.2%	8.3%	34.9%
Casualty Reinsurance	58.3%	(12.3)%	70.6%
International Insurance	53.3%	(5.6)%	58.9%
U.S. Insurance	75.0%	(0.8)%	74.2%

Total	53.1%	(3.1)%	56.2%

(1)	Total includes 3.9% of increased KRW reserves ($66.0 million) although this is partially offset elsewhere in the 2006 income statement by additional net earned premiums of $14.1 million.

Prior year adjustments are changes in the reserves for prior year losses and loss adjustment expenses, as described further below. See “— Reserves for Losses and Loss Adjustment Expenses” below.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2008, 2007 and 2006. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Twelve Months	For the Twelve Months	For the Twelve Months
	Ended December 31, 2008	Ended December 31, 2007	Ended December 31, 2006

Policy acquisition expenses	15.8%	16.5%	16.1%
Operating and administrative expenses	11.0%	10.8%	8.4%

Gross expense ratio	26.8%	27.3%	24.5%
Effect of reinsurance	3.0%	2.6%	4.8%

Total net expense ratio	29.8%	29.9%	29.3%

The gross expense ratio in 2008 decreased by 0.5 percentage points when compared to 2007, mainly as a result of the reduction in profit commissions payable to policyholders which reduced from $17.9 million in 2007 to $7.3 million in 2008. The increase in operating and administrative expenses is attributable to our investment in new business lines offset by a reduction in accruals for bonus and long-term incentive charges, in addition to a weakening of the British Pound against the U.S. Dollar.

The gross expense ratio in 2007 increased by 2.8 percentage points when compared to 2006 mainly as a result of the increase in operating and administrative expenses. The increase was attributable to a $14.6 million rise in personnel costs resulting from increased bonus and long-term incentive charges, a $9.9 million increase due to foreign exchange expense principally related to the weakening of the U.S. Dollar against the British Pound, and $7.9 million related to our investment in new business lines. The reduction in the effect of reinsurance by 2.2 percentage points reflects our reduced reliance on reinsurance as we have reduced our exposures in property reinsurance.

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2008, 2007 and 2006 are shown in the following tables:

	For the Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	17.7%	15.6%	15.0%	12.9%	15.8%
Operating and administrative expense ratio	11.1%	10.3%	9.8%	20.6%	11.0%

Gross expense ratio	28.8%	25.9%	24.8%	33.5%	26.8%
Effect of reinsurance	3.2%	0.3%	3.5%	9.4%	3.0%

Total net expense ratio	32.0%	26.2%	28.3%	42.9%	29.8%

	For the Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	18.8%	14.4%	16.0%	15.5%	16.5%
Operating and administrative expense ratio	10.5%	9.9%	10.2%	17.8%	10.8%

Gross expense ratio	29.3%	24.3%	26.2%	33.3%	27.3%
Effect of reinsurance	3.6%	0.4%	2.7%	9.9%	2.6%

Total net expense ratio	32.9%	24.7%	28.9%	43.2%	29.9%

	For the Twelve Months Ended December 31, 2006
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	18.5%	16.2%	14.4%	13.4%	16.1%
Operating and administrative expense ratio	8.1%	8.3%	8.1%	11.2%	8.4%

Gross expense ratio	26.6%	24.5%	22.5%	24.6%	24.5%
Effect of reinsurance	9.4%	0.6%	3.3%	11.8%	4.8%

Total net expense ratio	36.0%	25.1%	25.8%	36.4%	29.3%

Net investment income.  Net investment income consists primarily of interest on fixed income securities and cash, and the change in the value of funds of hedge funds investments, and is stated after deduction of expenses relating to the management of our investments. The allocation to funds of hedge funds reduced from 9.5% of the portfolio to 5.0% at year-end as a result of the redemption of $177.2 million of these alternative investments at December 31, 2008.

Investment income of $139.2 million for 2008 decreased by 53.4% from $299.0 million in 2007, due mainly to the performance of our investments in funds of hedge funds. Losses from our funds of hedge funds investments in 2008 were $97.3 million compared with gains of $44.5 million in 2007. The remaining decrease in investment income resulted from lower reinvestment yields due to a reduction of interest rates, particularly in the second half of 2008.

Net investment income increased by 46.3% in 2007 compared to 2006, driven mainly by funds of hedge fund contributions, rising interest rates, fixed income sector and asset allocation changes translating into higher book yields and increases in our total cash and investment balances by 13.6% in 2007 when compared to 2006.

During 2008, our fixed income portfolio book yield reduced from 5.1% as at December 31, 2007 to 4.6% as at December 31, 2008. Our fixed income portfolio duration decreased marginally from 3.4 years to 3.1 years during 2008 and the average credit quality of our fixed income portfolio is “AAA,” with 88% of the portfolio being graded “AA” or higher. As at December 31, 2007, the average credit quality of our fixed income portfolio was also “AA+.” As at December 31, 2006, our portfolio book yield was 4.52% and our duration was 3.0 years.

Change in fair value of derivatives.  In the twelve months ended December 31, 2008, we recorded a reduction in the fair value of derivatives of $7.8 million (2007 — $11.4 million reduction). This included a reduction of $7.8 million (2007 — $9.0 million) in the estimated fair value of our credit insurance contract. In the twelve months ended December 31, 2007, a charge of $2.4 million for a catastrophe swap which expired on August 20, 2007 was also included. In addition, we hold foreign currency derivative contracts to purchase $18.8 million of U.S. and foreign currencies during 2008. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the twelve months ended December 31, 2008, the impact of foreign currency contracts on net income is a loss of $0.8 million (2007 — loss of $2.4 million). Further information on these contracts can be found in Notes 8 and 9 to the financial statements.

Other-than-temporary impairments.  In light of the recent turmoil in the financial markets we have recognized an other-than-temporary impairment charge of $59.6 million in the twelve months ended December 31, 2008, of which $35.0 million is related to our holdings in Lehman Brothers where we wrote our subordinated debt down to a par value of zero and our senior debt down to 9.75% of its original par value. Although our holdings in Lehman Brothers are in default, the market value for these securities was derived based on broker-dealer prices quoted at December 31, 2008. Management believes that this valuation is, in part, based on market expectations of future recoveries from Lehman Brothers’ bankruptcy proceedings.

In addition to our holdings in Lehman Brothers, we recognized provisions for other than temporary impairments of several other securities in our investment portfolio that were not in default at December 31, 2008. While such securities retained their investment grade ratings and timely continuation of interest and principal payments, they were priced at a significant discount to cost. Notwithstanding our intent and ability to hold these securities until maturity, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, we could not assert that the recovery period would be temporary under the current accounting standards.

Income/(loss) before tax.  In 2008, income before tax was $140.2 million and comprised $74.8 million of underwriting profit, $139.2 million in net investment income, $8.2 million of net exchange losses, $15.6 million of interest payable, $47.9 million of realized investment losses and $2.1 million of changes in the fair value of derivatives and other expenses. In 2007, income before tax was $574.0 million and comprised $295.1 million of underwriting profit, $299.0 million in net investment income, $20.6 million of net exchange gains, $15.7 million of interest payable, $13.1 million of realized investment losses and $11.9 million of changes in the value of derivatives and other expenses. The significant reduction in income in 2008 compared to 2007 was due principally to the impact of investment losses as a result of the financial crisis and a smaller underwriting profit due to greater losses incurred in the year, including losses from Hurricane Ike. In 2006, income before tax was $470.4 million and comprised $295.6 million of underwriting profit, $204.4 million in net investment income, $9.5 million of net exchange gains, $16.9 million of interest payable and $22.2 million of other expenses.

The increase in income in 2007 compared to 2006 was driven by the increase in investment income due to the recognition of $44.5 million of gains from our investment in funds of hedge funds.

Income tax expense.  Income tax expense decreased to $36.4 million in 2008 from $85.0 million in 2007 and $92.3 million in 2006. The effective tax rate in 2008 was 26.0% compared to 14.8% in 2007 and to 19.6% in 2006. The increase in tax rate for 2008 was mainly driven by the distribution of insurance and investment-related losses within the group in the fourth quarter of 2008. The decrease in effective tax rate for 2007 compared to 2006 was due to a greater portion of the Company’s profits being derived from our Bermudian operations.

Net income/(loss).  In 2008, we had net income of $103.8 million, equivalent to diluted earnings per ordinary share of $0.89 based on the weighted average number of shares in issue during the period. In 2007, we had net income of $489.0 million, equivalent to diluted earnings per ordinary share of $5.11 based on the weighted average number of shares in issue during the period. In 2006, we had net income of $378.1 million, equivalent to diluted earnings per ordinary share of $3.75 based on the weighted average number of shares in issue during the period. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

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

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our four business segments for the twelve months ended December 31, 2008, 2007 and 2006.

	Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except percentages)

Gross written premiums	$589.0	$416.3	$867.8	$128.6	$2,001.7
Net premiums written	564.1	412.9	757.8	100.7	1,835.5
Gross premiums earned	592.4	418.4	758.2	120.1	1,889.1
Net premiums earned	532.4	413.6	661.8	94.0	1,701.7
Expenses:
Losses and loss expenses	(314.7)	(272.2)	(473.5)	(59.1)	(1,119.5)
Policy acquisition, operating and administrative expenses	(170.7)	(108.6)	(187.8)	(40.3)	(507.4)

Underwriting profit (loss)	$47.0	$32.7	$0.5	$(5.4)	$74.8

Net reserves for loss and loss adjustment expenses	$380.7	$1,308.8	$1,003.7	$93.8	$2,787.0
Ratios
Loss ratio	59.1%	65.8%	71.5%	62.9%	65.8%
Expense ratio	32.0%	26.2%	28.3%	42.9%	29.8%
Combined ratio	91.1%	92.0%	99.8%	105.8%	95.6%

	Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except percentages)

Gross written premiums	$601.5	$431.5	$633.0	$122.5	$1,818.5
Net premiums written	495.0	425.1	590.1	91.2	1,601.4
Gross premiums earned	624.3	483.3	658.9	136.8	1,903.3
Net premiums earned	555.6	475.3	597.2	105.5	1,733.6
Expenses:
Losses and loss expenses	(220.7)	(332.1)	(308.9)	(58.1)	(919.8)
Policy acquisition, operating and administrative expenses	(182.7)	(117.5)	(172.9)	(45.6)	(518.7)

Underwriting profit	$152.2	$25.7	$115.4	$1.8	$295.1

Net reserves for loss and loss adjustment expenses	$459.3	$1,262.6	$860.0	$59.4	$2,641.3
Ratios
Loss ratio	39.7%	69.9%	51.7%	55.1%	53.1%
Expense ratio	32.9%	24.7%	29.0%	43.2%	29.9%
Combined ratio	72.6%	94.6%	80.7%	98.3%	83.0%

	Twelve Months Ended December 31, 2006
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except percentages)

Gross written premiums	$623.1	$485.5	$683.4	$153.5	$1,945.5
Net premiums written	476.5	474.0	607.2	105.9	1,663.6
Gross premiums earned	669.7	502.7	675.3	153.2	2,000.9
Net premiums earned	495.1	489.9	587.6	103.6	1,676.2
Expenses:
Losses and loss expenses	(213.6)	(285.6)	(313.0)	(77.7)	(889.9)
Policy acquisition, operating and administrative expenses	(178.4)	(123.0)	(151.6)	(37.7)	(490.7)

Underwriting profit (loss)	$103.1	$81.3	$123.0	$(11.8)	$295.6

Net reserves for loss and loss adjustment expenses	$553.5	$961.8	$791.1	$45.3	$2,351.7
Ratios
Loss ratio	43.2%	58.3%	53.3%	75.0%	53.1%
Expense ratio	36.0%	25.1%	25.8%	36.4%	29.3%
Combined ratio	79.2%	83.4%	79.1%	111.4%	82.4%

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess and proportional treaty risks. We also write U.S. and international property facultative risks. Aspen U.K.’s Paris branch writes property facultative business in continental Europe and the Zurich branch writes property and casualty reinsurance in Europe. We also write some structured risks out of Aspen Bermuda. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Property Reinsurance.”

Gross written premiums.  Gross written premiums in this segment decreased by 2.1% compared to 2007 and by 3.5% in 2007 when compared to 2006. The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2008, 2007 and 2006, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2008		Ended December 31, 2007		Ended December 31, 2006
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Treaty Catastrophe	$253.0	(11.1)%	$284.5	(9.7)%	$315.0
Treaty Risk Excess	112.1	(16.5)%	134.3	(14.8)%	157.6
Treaty Pro Rata	174.7	20.3%	145.2	21.9%	119.1
Property Facultative	49.3	31.5%	37.5	19.4%	31.4

Total	$589.1	(2.1)%	$601.5	(3.5)%	$623.1

The reduction in gross written premium in 2008 compared to 2007 reflects the softening market conditions for this segment through the period prior to the September hurricanes, increased competition and the non-renewal of a number of accounts that no longer meet our internal profitability requirements. These premium reductions were partially offset by the recognition of $12.2 million of reinstatement premiums following Hurricanes Ike and Gustav and favorable prior year estimated premium adjustments for the treaty risk excess, treaty pro rata and property facultative business lines.

The reduction in gross written premiums in the property reinsurance segment in 2007 was principally due to softening rates, in particular in our risk excess line of business, unfavorable pricing and market conditions and the non-renewal of several large contracts which did not meet our pricing conditions. The reduction in gross written premiums in 2006 when compared to 2005 was due to the change in our approach to catastrophe risk management which resulted in the planned non-renewal of, or reduced participation in, certain catastrophe exposed contracts.

Reinsurance ceded.  The purchase in 2007 of a number of reinsurance contracts covering us for a period of greater than 12 months, effectively covering the 2008 windstorm season, has resulted in an $81.6 million reduction in ceded written premiums in 2008. Reinsurance costs in 2007 decreased by $40.1 million compared to 2006 as we reduced our reliance on outwards reinsurance in line with the planned non-renewal of, or reduced participation in, certain catastrophe contracts.

Losses and loss adjustment expenses.  The net loss ratio for 2008 was 59.1% compared to 39.7% in 2007 due to the recognition of $140.5 million, net of recoveries, of Hurricanes Ike and Gustav losses partially mitigated by a $23.6 million increase in prior year releases compared to 2007. The segment has also experienced a high incidence of risk losses which have contributed to the increase in the loss ratio. In 2007, the loss ratio decreased to 39.7% from 43.2% in 2006. In 2007, the property reinsurance segment suffered from a series of modest catastrophe losses, including: $25.5 million from windstorm Kyrill, $28.7 million from the June and July U.K. flood and $18.1 million of losses from the California wildfires. Prior year reserve movements increased the 2007 loss ratio by 2.2 percentage points from 37.5% which is broadly in line with the loss ratio in 2006.

There were no material property reinsurance losses reported in 2006 and the most significant loss reported in the year was the deterioration in the 2005 hurricane loss estimates by $35.6 million.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have reduced by $12.4 million in 2008 mainly due to the reduction in written premiums. The acquisition expense ratio has also decreased due to the reduction in ceded earned premiums in the year as we have continued our reduced reliance on reinsurance. Operating and administrative expenses have remained static year on year; however, our underlying cost base in 2008 has increased due to the operating costs of our Zurich branch and through incremental salary increases which have been offset by reductions in performance-related compensation. Total expenses in 2007 increased by 2.4% to $182.7 million from

$178.4 million in 2006 mainly as a result of the increase in operating and administrative expenses associated with personnel costs related to increased bonuses and long-term incentive charges and the weakening of the U.S. Dollar against the British Pound. The reduction in the acquisition ratio for property reinsurance from 25.0% in 2006 to 21.1% in 2007 is mainly due to a $105.9 million reduction in the earned reinsurance cost for the year compared to the same period in 2006.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a treaty basis with a small proportion of facultative risks. The casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers’ liability, professional indemnity and other third party liabilities. It is written in respect of cedants located mainly in the United States, the United Kingdom, Europe and Australia. We also write some structured reinsurance contracts out of Aspen Bermuda. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Casualty Reinsurance.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2008, 2007 and 2006, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2008		Ended December 31, 2007		Ended December 31, 2006
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

U.S. Treaty	$276.8	(0.2)%	$277.3	(4.7)%	$291.1
International Treaty	123.8	(13.2)%	142.7	(10.9)%	160.2
Casualty Facultative	15.7	36.5%	11.5	(66.4)%	34.2

Total	$416.3	(3.5)%	$431.5	(11.1)%	$485.5

The 3.5% decrease in gross written premiums in 2008 was due to the challenging market conditions in addition to negative prior period premium adjustments in our international treaty business written in London. Premium increased in our facultative business following the reorganization of the business and its relocation from New Jersey to Connecticut in 2007. Gross written premiums decreased by 11.1% in 2007 compared to 2006 due to a general reduction in premium rates, the reorganization of our casualty facultative business and downward revisions on estimated premiums on prior year premium estimates for a number of U.S. and international casualty treaties based on updated information received from cedants. The reduction in premium in 2007 compared with 2006 for the international treaty business line was due to a slight reduction in premium rates in 2007 and the loss of a small number of large contracts.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses decreased by 18.0% in 2008 compared to 2007, due to a $35.4 million increase in prior year reserve releases and a 13.4% reduction in gross earned premium. The reserve releases reflected favorable loss experience from the international casualty and U.S. casualty reinsurance business lines. The 2008 year has also been impacted by an additional $35.0 million provision against potential losses as a result of the ongoing financial crisis.

Losses and loss adjustment expenses increased by $46.5 million in 2007 compared to 2006 due mainly to the recognition of $35.0 million of losses from U.S. sub-prime exposures. This comprised $20.0 million of reserves in addition to $15.0 million of losses resulting from our normal expectations of reserving within this segment. The loss ratio for casualty reinsurance increased by 4.3 percentage points to 69.9% in 2007 from 58.3% in 2006, as a result of these sub-prime related losses. The loss ratio was also impacted by a reduction in prior year reserve releases from $60.3 million in 2006 to $31.8 million in 2007.

Policy acquisition, operating and administrative expenses.  Total expenses were $108.6 million for 2008 equivalent to 26.2% of net premiums earned (2007 — 24.7%). The acquisition expense ratio has increased by 1.2 percentage points due to a greater proportion of business emanating from the U.S. where commission rates are higher. Operating costs have reduced by $4.7 million year on year due to a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound applied to Sterling denominated expenses. Policy acquisition expenses decreased by 2.0 percentage points between 2007 and 2006 due primarily to changes in business mix and premium reductions for certain contracts with higher commission rates. The increase in the operating and administrative expense ratio in 2007 compared with 2006 of 1.6 percentage points was mainly due to the increase in personnel costs associated with increased bonus accruals and long-term incentive charges, and the weakening of the U.S. Dollar against the British Pound in 2007.

International Insurance

Our international insurance segment mainly comprises marine hull, marine and specialty liability, energy, non-marine transportation liability, aviation, professional liability, excess casualty, financial institutions, financial and political risk, management and technology liability, U.K. commercial property (including construction) and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — International Insurance.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2008, 2007 and 2006, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2008		Ended December 31, 2007		Ended December 31, 2006
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Marine and specialty liability insurance	$161.3	16.5%	$138.3	(4.6)%	$145.0
Energy property insurance	94.9	(7.6)%	102.7	7.0%	96.0
Marine hull	65.9	10.0%	59.9	2.7%	58.3
Aviation insurance	101.8	(1.6)%	103.3	(14.8)%	121.2
U.K. commercial liability	75.1	(18.5)%	92.2	(26.1)%	124.8
Non-marine transportation liability	41.0	NM *	7.1
Professional liability	44.0	NM *	5.0
Excess liability	29.6
Financial institutions	39.0
Financial and political risk	39.1
U.K. commercial property (including construction)	63.7	27.1%	50.1	(5.5)%	47.5
Management and technology liability insurance	3.5	NM *
Specialty reinsurance	108.9	4.3%	104.4	(15.2)%	90.6

Total	$867.8	30.9%	$663.0	(3.0)%	$683.4

*	Not Meaningful — 2007 was the first year of operations for these lines of business.

Overall premiums have increased by $204.8 million in 2008 mainly due to the $207.9 million of premium contributed by our newer lines of business. Written premium for existing lines decreased by

$3.1 million mainly due to energy property insurance which experienced reducing rates until the September hurricanes and U.K. commercial liability insurance due to continuing rate pressure. Gross written premiums have also been adversely impacted by exchange rate movements between the British Pound and the U.S. Dollar. The decrease in gross written premiums in 2007 of 3.0% over 2006 was due to a number of factors including the then prevailing less favorable pricing environment in some lines of business, in particular the aviation and U.K. commercial liability insurance classes. This was partially offset by increases in premiums from the energy insurance business.

Losses and loss adjustment expenses.  The loss ratio for 2008 was 71.5% compared to 51.7% in 2007. In 2008, the segment was impacted by net hurricane losses of $45.7 million and a $15.7 million pollution loss in France. In addition to the increase in large losses in 2008, the segment was also impacted by a net $3.9 million increase in prior year reserves following adverse experience from the marine and specialty liability line in connection with California wildfire losses in 2007 and shipowners’ liability increases partially offset by releases from U.K. commercial liability and property. This compares to an $80.8 million reserve release in 2007. The loss ratio in 2007 of 51.7% reduced from 53.3% in 2006 despite the 2007 year being adversely affected by a $14.0 million loss from a shipping collision and a $10.1 million loss from an airplane crash in Brazil. The comparative period in 2006 benefited from a reserve release of $32.7 million offset by a $19.0 million deterioration in 2005 hurricane losses. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  The 2008 acquisition expense ratio has improved by 0.6 percentage points due to an $8.0 million reduction in profit commissions and changes to the business mix following the introduction of new teams. Increases in the acquisition costs for the international insurance segment between 2007 and 2006 are attributable to increases in profit commissions resulting from improved profitability, particularly in the energy line.

Operating and administrative expenses increased by $7.2 million compared to 2007 mainly due to increases in personnel costs associated with the establishment of our Dublin branch, direct costs of the new underwriting teams and our entry into Lloyd’s. This was partially offset by a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound applied to Sterling denominated expenses.

The operating and administrative expense ratio increased in 2007 by 2.0 percentage points due to the investment in new teams, increases in personnel costs connected with increased bonuses and long-term incentive charges and the weakening of the U.S. Dollar against the British Pound in 2007.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — U.S. Insurance.”

Gross written premiums.  Gross written premiums increased by 4.8% compared to the prior period of 2007 due to increased contribution from the property business following the repositioning of the risks written in that account. Gross written premium for casualty insurance decreased as a result of competition and business being declined due to rate inadequacy.

Gross written premiums decreased by 20.2% in 2007 compared to 2006 due primarily to the repositioning of our U.S. commercial property account and the non-renewal of a number of poorly performing contracts.

The table below shows our gross written premiums for each line of business in this segment for the twelve months ended December 31, 2008, 2007 and 2006, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2008		Ended December 31, 2007		Ended December 31, 2006
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

U.S Property insurance	$53.2	29.4%	$41.1	(42.8)%	$71.9
U.S. Casualty insurance	75.4	(7.4)%	81.4	(0.2)%	81.6

Total	$128.6	4.8%	$122.5	(20.2)%	$153.5

Losses and loss adjustment expenses.  Losses increased only marginally in 2008 despite the year suffering from $14.0 million of losses associated with Hurricanes Ike and Gustav. The current period benefited from a prior period reserve release of $8.1 million compared to a release of $6.3 million in 2007. The loss ratio for the segment decreased to 55.1% in 2007, from 75.0% in 2006. The decrease was attributable to a combination of reserve releases in 2007 compared to a reserve strengthening of $0.8 million in 2006 and favorable loss experience in the 2007 accident year in our U.S. casualty business. The comparative period suffered from a significant number of medium-sized commercial property losses.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased by $5.7 million due mainly to a reduction in earned premiums and a change in business mix between property and casualty insurance. Operating and administrative expenses are broadly in line with 2007 despite 2008 being impacted by costs associated with the repositioning of the property account. Although the policy acquisition expense ratio of 20.1% in 2007 is relatively consistent with 19.8% in 2006, the underlying net earned premiums from U.S. property business and U.S casualty business changed. The change in business mix towards casualty insurance resulted in lower commission levels, however this was offset by an increase in profit commission in 2007 associated with increased profitability in the account. Operating and administrative expenses increased to $24.4 million in 2007 from $17.2 million in 2006 due primarily to $3.7 million of reorganization costs associated with our U.S. operations, in addition to the increase in operating and administrative expenses associated with personnel costs connected with increased bonuses and long-term incentive charges.

Balance Sheet

Total cash and investments

At December 31, 2008 and December 31, 2007 total cash and investments, including accrued interest receivable, were $6.0 billion and $5.9 billion, respectively. The composition of our investment portfolio is summarized below:

	As at December 31, 2008		As at December 31, 2007
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

U.S. Government Securities	$650.7	10.9%	$649.4	11.0%
U.S. Agency Securities	393.1	6.6%	329.6	5.6%
Municipal Securities	8.0	0.1%	—	—
Corporate Securities	1,424.5	23.9%	1,519.9	25.6%
Foreign Government	384.5	6.4%	427.6	7.2%
Asset-backed Securities	205.5	3.4%	225.2	3.8%
Mortgage-backed Securities	1,366.8	22.9%	1,234.1	20.8%

Total fixed income	4,433.1	74.2%	4,385.8	74.0%
Total other investments	286.9	4.8%	561.4	9.5%
Total short term investments	224.9	3.8%	280.1	4.7%
Total cash and cash equivalents	809.1	13.5%	651.4	11.0%
Total receivable for investments sold	177.2	3.0%	—	—
Total accrued interest receivable	43.7	0.7%	51.8	0.9%

Total Cash and Investments	$5,974.9	100.0%	$5,930.5	100.0%

Fixed maturities.  At December 31, 2008 the average credit quality of our fixed income book is “AAA,” with 96% of the portfolio being graded “A” or higher. At December 31, 2007 the average credit quality of our fixed income book was “AA+”, with 89% of the portfolio being graded “A” or above.

Our fixed income portfolio duration decreased marginally from 3.4 years in 2007 to 3.1 years during 2008.

Other investments.  Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. In 2008, the Company sold share capital in the funds that were held at cost of $198.6 million for proceeds of $177.2 million realizing a pre-tax loss of $21.4 million.

The following tables summaries the fair value of our mortgage-backed securities (“MBS”) by rating and class at December 31, 2008:

	AAA	AA and Below	Total

Agency	$1,091.3	—	$1,091.3
Commercial	219.2	—	219.2
Residential	56.1	0.2	56.3

Total mortgage-backed securities	$1,366.6	$0.2	$1,366.8

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative- A securities.  We define Alternative-A (“alt-A”) mortgages as those mortgages with lower documentation and loan application standards than prime mortgages. At December 31, 2008 we had $8.7 million invested in alt-A securities.

Sub-prime securities.  We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Valuation of Investments

Valuation of Fixed Income and Short Term Available for Sale Investments.  All of the fixed income securities are traded in the over-the-counter market based on prices provided by one or more market makers in each security. In addition, there are readily observable market value indicators such as credit spreads. We use a variety of pricing sources to value our fixed income securities including those securities that have prepayment features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the securities in our portfolio are not sensitive to significant unobservable inputs or modeling techniques.

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

Other-than-temporary impairment.  We review all of our fixed maturities and short term investments for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate our ability and intent to hold any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment is determined by reference to that security’s estimated fair value and recorded as a charge to realized losses included in earnings.

For a discussion of our valuation techniques within the fair value hierarchy of SFAS 157, please see Note 6 of the audited financial statements for the twelve months ended December 31, 2008 included elsewhere in this report.

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

Reserves by segment.  The following presents our loss reserves by business segment as at December 31, 2008 and 2007:

	As at December 31, 2008			As at December 31, 2007
		Reinsurance			Reinsurance
	Gross	Recoverable	Net	Gross	Recoverable	Net
			($ in millions)

Property Reinsurance	$488.5	$(107.8)	$380.7	$537.5	$(78.2)	$459.3
Casualty Reinsurance	1,311.1	(2.3)	1,308.8	1,276.3	(13.7)	1,262.6
International Insurance	1,117.4	(113.7)	1,003.7	999.2	(139.2)	860.0
U.S. Insurance	153.3	(59.5)	93.8	133.0	(73.6)	59.4

Total Losses and loss expense reserves	$3,070.3	$(283.3)	$2,787.0	$2,946.0	$(304.7)	$2,641.3

The gross reserves may be further analyzed between outstanding or reported claims and IBNR as at December 31, 2008 and 2007, as follows:

	As at December 31, 2008
	Gross
	Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)

Property Reinsurance	282.5	206.0	$488.5	42.2%
Casualty Reinsurance	396.4	914.7	1,311.1	69.8%
International Insurance	573.2	544.2	1,117.4	48.7%
U.S. Insurance	27.6	125.7	153.3	82.0%

Total Losses and loss expense reserves	$1,279.7	$1,790.6	$3,070.3	58.3%

	As at December 31, 2007
	Gross
	Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)

Property Reinsurance	331.3	206.2	$537.5	38.4%
Casualty Reinsurance	361.5	914.8	1,276.3	71.7%
International Insurance	600.8	398.4	999.2	39.9%
U.S. Insurance	41.1	91.9	133.0	69.1%

Total Losses and loss expense reserves	$1,334.7	$1,611.3	$2,946.0	54.7%

Gross reserves for the property reinsurance segment in 2008 reflect the continued settlement of 2004 and 2005 related hurricane losses in addition to early claims settlements associated with Hurricane Ike. Gross reserves for the casualty reinsurance segment have continued to increase reflecting the build up of long-tail reserves and the recognition of additional reserves associated with the global credit crisis. International insurance reserves have increased by 11.8% due to the recognition of hurricane-related losses and the reserves associated with the new business lines. The reserves for U.S. insurance have increased reflecting hurricane losses and the higher proportion of casualty business.

Prior year loss reserves.  In the twelve months ended December 31, 2008, 2007 and 2006, there was an overall reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Business Segment	December 31, 2008	December 31, 2007	December 31, 2006
	($ in millions)

Property Reinsurance	$12.1	$(11.5)	$(40.9)
Casualty Reinsurance	67.2	31.8	60.3
International Insurance	(3.9)	80.8	32.7
U.S. Insurance	8.1	6.3	(0.8)

Total reduction in prior year loss reserves	$83.5	$107.4	$51.3

For the twelve months ended December 31, 2008.  The analysis of the development by each segment is as follows:

Property Reinsurance:  The $12.1 million reserve release in this segment was predominantly due to favorable development on the catastrophe line of business. The most significant elements related to reductions in loss estimates for the 2007 U.K. floods and estimated recoveries from enforcing subrogation rights in respect of California wildfires.

Casualty Reinsurance.  The $67.2 million of reserve releases in our casualty reinsurance segment are mainly attributable to favorable development in our U.S. casualty treaty and international casualty treaty reinsurance business which contributed $33.2 million and $31.0 million, respectively. For both U.S. and international casualty, where claims may take several years to emerge, the experience to date compared with starting loss ratios and expected patterns has generally been better than expected at the aggregate level. Additional releases occurred from commutations of certain contracts.

International Insurance.  The international insurance segment has been impacted by $3.9 million of net reserve strengthening during 2008. The reserve strengthening was attributable to deterioration in respect of a loss related to the 2007 California wildfires and also from shipowner’s liability losses, both written in our marine and specialty liability account. This was partially offset by favorable development in our U.K. commercial and property lines.

U.S. Insurance.  The $8.1 million prior year release was due to better than expected experience primarily in the property line of business.

For the twelve months ended December 31, 2007.  The analysis of the development by each segment is as follows:

Property Reinsurance.  Property reinsurance deteriorated by $11.5 million in 2007, approximately $10.0 million of which was attributable to Hurricanes Katrina, Rita and Wilma. The methodology used to determine the hurricanes’ ultimate losses was to review each cedant’s position with respect to its reported claims and establish an expected IBNR utilizing information from that client. In setting our loss estimates for Hurricane Katrina, we had taken account of evolving litigation relating to coverage and quantum issues and included additional provisions where appropriate. Because of ongoing litigation, there remains significant uncertainty as to our ultimate costs of Hurricane Katrina.

Casualty Reinsurance.  The lines contributing to the casualty reinsurance reserves release of $31.8 million, were $12.1 million attributed to international casualty, $31.4 million to U.S. casualty less $11.7 million of reserve strengthening for casualty facultative and structured business. Although claims in these lines may take several years to emerge, the experience to date compared with our starting loss ratios and expected patterns have generally been better than expected at the aggregate level.

International Insurance.  The international insurance reserves release was $80.8 million, spread across several lines of which the largest contributor is U.K. commercial liability which accounted for $58.3 million of releases. This reduction was attributable mainly to a reduction in the uncertainty surrounding the initial case reserving methodology and continued favorable loss experience. Most other classes exhibited releases of between $3 million and $8 million with the exception of marine and specialty liability which deteriorated by $4.9 million.

U.S. Insurance.  This segment had a $6.3 million release driven largely by the casualty account. This was due to the recognition of some favorable experience to date on the account.

For the twelve months ended December 31, 2006.  The analysis of the development by each segment is as follows:

Property Reinsurance.  Property reinsurance deteriorated by $40.9 million in 2006 of which $35.6 million was attributable to Hurricanes Katrina, Rita and Wilma. At year-end we held a total IBNR for Hurricane Katrina for property reinsurance of $41.5 million.

Casualty Reinsurance.  During 2006, the most significant contributions to the casualty reinsurance reserves release of $60.3 million, were $27.8 million attributed to international casualty and $28.6 million to U.S. casualty. Claims in these lines may take several years to emerge. Nonetheless, the experience through December 31, 2006 compared with our starting loss ratios and expected patterns have been better than expected.

International Insurance.  Reserve releases of $32.7 million for international insurance were spread across several lines of which the largest contributors being U.K. commercial liability of $28.7 million, specialty reinsurance of $6.7 million, the run-off of quota shares written in 2002 and 2003 of $6.4 million followed by marine hull insurance of $2.4 million and aviation insurance of $1.8 million. These releases were offset by increases in Hurricane Katrina reserves for the energy, liability and worldwide property accounts.

U.S. Insurance.  U.S. insurance reserves were increased by $0.8 million in 2006 due to the deterioration on the property account offsetting favorable development on the casualty account.

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

Capital Management

During 2008, we continued to execute our capital management strategy to optimize our capital structure. Total capital decreased marginally during the year and the proportion funded by our ordinary shareholders has also reduced from 78.1% to 77.9%, mainly as a result of the $100 million share repurchase in May 2008.

The following table shows our capital structure at December 31, 2008 compared to December 31, 2007.

	As at		As at
	December 31, 2008		December 31, 2007
	($ in millions, except for percentages)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,359.9	77.9%	$2,398.4	78.1%
Preference shares (liquidation preference), net of issue costs	419.2	13.9%	419.2	13.7%
Long-term debt	249.5	8.2%	249.5	8.2%

Total capital	$3,028.6	100%	$3,067.1	100%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2008, this ratio was 8.2% (2007 — 8.1%, 2006 — 9.4%).

Our Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 22.1% as of December 31, 2008 (2007 — 21.8%, 2006 — 25.3%).

The principal capital management transactions during 2008 were as follows:

On February 6, 2008, the Company’s Board authorized a new share repurchase program for up to $300 million of ordinary equity. The authorization covers the period through March 1, 2010.

On May 13, 2008, we entered into a share purchase agreement with one of the Company’s founding shareholders, Candover Investments plc, its subsidiaries and funds under management and Halifax EES Trustees International Limited, as trustees to a Candover employee trust, to repurchase a total of 4,080,800 ordinary shares for a total purchase price of $100 million. The ordinary shares were purchased and cancelled on May 18, 2008.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,779.1 million at December 31, 2008 (2007— $2,817.6 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. However, our continuing ability to access the capital markets is dependent on, among other things, market conditions, our operating results and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

On December 21, 2007, we filed an unlimited shelf registration statement for the issuance and sale of securities from time to time.

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

As at December 31, 2008 and 2007, Aspen Holdings held $32.4 million and $17.9 million, respectively, in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

During the period ended December 31, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings dividends of $25.0 million and $45.0 million, respectively. In the twelve months ended December 31, 2007, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings a dividend of $125.0 million and $17.0 million respectively. Aspen Holdings also received interest of $36.5 million (2007 — $28.6 million) from Aspen U.K. Holdings in respect of an inter-company loan.

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

Insurance subsidiaries.  As of December 31, 2008, the Insurance Subsidiaries held approximately $777.2 million (2007 — $633.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its

Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2008 and for the foreseeable future.

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

Liquidity risks are managed by making regular forecasts of the timing and amount of expected cash outflows and ensuring that we maintain sufficient balances in cash and short-term investments to meet these estimates. Notwithstanding this policy, if these cash flow forecasts are incorrect, we could be forced to liquidate investments prior to maturity, potentially at a significant loss. Historically, we have not had to liquidate investments to maintain sufficient levels of liquidity.

The liquidity of the Insurance Subsidiaries is also affected by the terms of contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2008 and 2007:

	As at December 31,	As at December 31,
	2008	2007
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,345.6	$1,422.5
Assets held in single beneficiary trusts	54.0	52.5
Letters of credit issued under our revolving credit facilities (1)	84.6	133.3
Secured letters of credit (2)	422.4	344.9

Total	$1,906.6	$1,953.2

Total as % of cash and invested assets	33.1%	33.2%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of December 31, 2008, the Company had funds on deposit of $604.6 million and £25.3 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s agrees Syndicate 4711’s required capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2008 amount to $200.3 million (December 31, 2007 — $Nil).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital. As at December 31, 2008, the minimum amount was $584,000 (December 31, 2007: $Nil). This is not available for distribution by the Company for the payment of dividends.

U.S. reinsurance trust fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $939.3 million at December 31, 2008 and $810.2 million at December 31, 2007. At December 31, 2008, the total value of assets held in the trust was $1,092.5 million (2007 — $1,180.2 million).

U.S. surplus lines trust fund.  Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2008 was $78.8 million (2007 — $75.5 million).

U.S. regulatory deposits.  As at December 31, 2008, Aspen Specialty had a total of $6.8 million (2007 — $6.9 million) on deposit with U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2008, the balance held in trust was Can$203.6 million (2007 — Can$159.9 million).

Consolidated cash flows for the twelve months ended December 31, 2008.  Total net cash flow from operating activities in 2008 was $530.5 million (2007 — $774.0 million), a reduction of $243.5 million from 2007 due largely to an increase in claims payments. For the twelve months ended December 31, 2008, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $739.4 million in 2008 and made net investments in the amount of $255.3 million in market securities during the period. We paid ordinary and preference share dividends of $77.9 million, and $100.3 million was used to repurchase ordinary shares. At December 31, 2008, we had a cash and cash equivalents balance of $809.1 million. The increase in cash is in response to volatile market conditions allowing increased flexibility to deploy cash to longer duration portfolios as we expect yields to rise and spreads to remain wide over the short-term.

Consolidated cash flows for the twelve months ended December 31, 2007.  Total net cash flow from operating activities in 2007 was $774.0 million (2006 — $723.2 million), an increase of $50.8 million from 2006. For the twelve months ended December 31, 2007, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $695.6 million in 2007 and made net investments in the amount of $426.1 million in marketable securities during the period. We paid ordinary and preference share dividends of $80.7 million, and $100.3 million was used to repurchase ordinary shares. At December 31, 2007, we had a cash and cash equivalents balance of $651.4 million.

Consolidated cash flows for the twelve months ended December 31, 2006.  Total net cash flow from operating activities in 2006 was $723.2 million, a reduction of $65.9 million from 2005. Net paid claims were $469.7 million in 2006 with $934.5 million of net investment in market securities during the period. We paid ordinary and preference share dividends of $71.8 million, and raised $225.4 million from preference share offerings, $200.8 million of which was used to repurchase ordinary shares. At December 31, 2006, we had a cash and cash equivalents balance of $495.0 million.

Credit Facility.  On August 2, 2005, we entered into a five-year $400 million revolving credit facility pursuant to a credit agreement dated as of August 2, 2005 (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Insurance Subsidiaries (collectively, the “Borrowers”) the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents and The Bank of New York, as collateral agent. On September 1, 2006, the aggregate limit available under the credit facility was increased to $450 million.

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010. As of December 31, 2008, no borrowings were outstanding under the credit facilities, though we had $209.3 million and $84.6 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

Letter of Credit Facility.  We also have a $450 million letter of credit facility with Citibank which is available to Aspen Bermuda for the provision of collateral to its cedants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2008:

Contractual Basis	Payments Due By Period
	($ in millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$55.2	$6.6	$13.0	$10.8	$24.8
Long-term debt obligations (1)	249.5	—	—	—	249.5
Reserves for losses and loss adjustment expenses (2)	3,070.3	880.1	962.2	484.5	743.5

(1)	The long term debt obligations disclosed above does not include the $15 million annual interest payable on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years. We moved into these premises on January 30, 2006. Beginning in 2009, we will pay $1.3 million in rent annually.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California and Atlanta, Georgia in the U.S. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore and Dublin.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

For a discussion of our commitments and contingencies, please see Note 18 to the audited financial statements for the twelve months ended December 31, 2008 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re is a variable interest entity under the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 46(R). We have a variable interest in the entity, however we are not the primary beneficiary of the entity and therefore we are not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 8 to the audited financial statements for the twelve months ended December 31, 2008 included elsewhere in this report.

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

In order to ensure that Ajax Re had sufficient funding to service the LIBOR portion of interest due on the bonds issued by Ajax Re, Ajax Re entered into a total return swap with Lehman Financing, whereby Lehman Financing directed Ajax Re to invest the proceeds from the bonds into permitted investments. Lehman Brothers also provided a guarantee of Lehman Financing’s obligations under the swap.

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. As a result, without the benefit of the total return swap, the extent of the actual reinsurance cover in the event of a California earthquake provided by Ajax Re will be limited to the market value of the collateral held by Ajax Re, that in light of current financial market conditions, we expect the market value of this collateral is substantially less than the $100 million of original reinsurance cover. Nevertheless, we remain within our risk tolerances without the benefit of this reinsurance cover.

Effects of Inflation

Inflation may have a material effect on our consolidated results of operations by its effect on interest rates and on the cost of settling claims. The potential exists, after a catastrophe or other large property loss, for the development of inflationary pressures in a local economy as the demand for services such as construction typically surges. We believe this had an impact on the cost of claims arising from the 2005 hurricanes. The cost of settling claims may also be increased by global commodity price inflation. We seek to take both these factors into account when setting reserves for any events where we think they may be material.

Our calculation of reserves for losses and loss expenses in respect of casualty business includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write casualty business in the United States, the United Kingdom and Australia and certain other territories, where claims inflation has in many years run at higher rates than general inflation. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in earnings. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled.

In addition to general price inflation we are exposed to a persisting long-term upwards trend in the cost of judicial awards for damages. We seek to take this into account in our pricing and reserving of casualty business.

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2009, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields will rise with the result that the market value of certain of our fixed interest investments may reduce.

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

As at December 31, 2008, our fixed income portfolio had an approximate duration of 3.1 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in millions, except percentages)

Market Value	$4,792.1	$4,729.6	$4,658.0	$4,584.1	$4,508.3
Gain/Loss	134.2	71.6	—	(73.9)	(149.7)
Percentage of Portfolio	2.9%	1.5%	—	(1.6)%	(3.2)%
Corresponding percentage at December 31, 2007	3.3%	1.7%	—	(1.7)%	(3.4)%

Equity risk.  We have invested in two funds of hedge funds which total in value $286.9 million at December 31, 2008, equivalent to 5.0% of the total of our investments, cash and cash equivalents at that date. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The underlying assets comprise investments in funds of hedge funds with diverse strategies and securities.

To the extent that the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions and to the extent that they have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general. In February 2009 we gave notice to redeem our remaining investments in funds of hedge funds in 2009, which would reduce our exposure to equity risk. The earliest date at which these notices will take effect is June 30, 2009 and we will remain exposed to changes in the net asset value of the funds until at least that date.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars and Singaporean Dollars. As of December 31, 2008, approximately 84% of our cash and investments was held in U.S. Dollars (2007 — 80%), approximately 10% were in British Pounds (2007 — 13%) and approximately 6% were in currencies other than the U.S. Dollar and the British Pound (2007 — 7%). For the twelve months ended December 31, 2008, 14% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2007 — 10%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2009.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2008, would have impacted reported net comprehensive income by approximately $21.2 million (2007 — $35.5 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. As at December 31, 2008, the Company held currency contracts to purchase $18.8 million of U.S. and foreign currencies (2007 — $Nil).

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2008, the average rate of fixed income securities in our investment portfolio was “AAA”, compared to “AA+” at December 31, 2007.

In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A−” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

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

The table below shows our reinsurance recoverables as of December 31, 2008, and our reinsurers’ ratings taking into account any changes in ratings as of February 5, 2009:

A.M. Best	($ in millions)

A++	$15.9
A+	$69.5
A	$160.8
A−	$28.6
Fully collateralized	$2.5
Not rated	$6.0

$283.3

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company’s disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure requirements are met. Based on the evaluation of the disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed or submitted to the Commission under the Exchange Act by the Company is recorded, processed, summarized and reported in a timely fashion, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Directors

Pursuant to provisions that were in our bye-laws and a shareholders’ agreement by and among us and certain shareholders prior to our initial public offering in 2003, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our Board of Directors. Mr. Cormack was appointed director by Candover. Dr. Rosenthal was nominated as director by Blackstone. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

Our bye-laws provide for a classified Board of Directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors were elected at our 2008 annual general meeting and are scheduled to serve until our 2011 annual general meeting. Our incumbent Class II Directors were re-elected at our 2006 annual general meeting and will be subject for re-election at our 2009 annual general meeting, except for Dr. Rosenthal who will not be standing for re-election at the next scheduled annual general meeting. Our incumbent Class III Directors were elected at our 2007 annual general meeting and are scheduled to serve until our 2010 annual general meeting.

As of February 15, 2009, we had the following directors on our Board of Directors and committees:

					Corporate
		Director			Governance
Name	Age	Since	Audit	Compensation	& Nominating	Investment	Risk

Class I Directors:
Christopher O’Kane	54	2002
Heidi Hutter	51	2002	✓				Chair
David Kelso	56	2005	✓			✓	✓
John Cavoores	51	2006		✓			✓
Liaquat Ahamed	56	2007				Chair	✓

Class II Directors:
Julian Cusack	58	2002				✓	✓
Norman L. Rosenthal	57	2002	✓		✓
Glyn Jones	56	2006			Chair	✓
Richard Houghton	43	2007				✓

Class III Directors:
Ian Cormack	61	2003	Chair				✓
Matthew Botein	35	2007		✓	✓	✓
Richard Bucknall	60	2007	✓	Chair

Glyn Jones.  With effect from May 2, 2007, Mr. Jones was appointed as Chairman. Mr. Jones has been a director since October 30, 2006. He also has served as a non-executive director of Aspen U.K. since December 4, 2006. As of July 25, 2008, Mr. Jones has served as Chairman of Hermes Fund Managers. Mr. Jones is also the Chairman of Towry Law. Mr. Jones was most recently the Chief Executive Officer of Thames River Capital. From 2000 to 2004, he served as Chief Executive Officer of Gartmore Investment Management in the U.K. Prior to Gartmore, Mr. Jones was Chief Executive of Coutts NatWest Group and Coutts Group, which he joined in 1997, and was responsible for strategic leadership, business performance and risk management. In 1991 he joined Standard Chartered, later becoming the General Manager of Global Private Banking. Mr. Jones was a consulting partner with Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants from 1981 to 1990.

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

Richard Houghton.  Mr. Houghton joined us as our Chief Financial Officer on April 30, 2007 and has been a director since May 2, 2007. He was previously at Royal Bank of Scotland Group plc (“RBS”), where he was Chief Operating Officer, RBS Insurance from 2005 to March 2007, responsible for driving operational efficiency across the finance, IT, risk, HR, claims and actuarial functions of this division. Previously, he was Group Finance Director, RBS Insurance from 2004 to 2005. Mr. Houghton was also Group Finance Director of Ulster Bank, another subsidiary of RBS from 2003 to 2004. He began his professional career as an accountant at Deloitte & Touche where he spent 10 years working in audit, corporate finance and recovery. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

Matthew Botein.  Mr. Botein has been a director since July 25, 2007. Mr. Botein joined Highfields Capital Management, a Boston-based investment management firm in 2003 and has been a Managing Director since January 1, 2006 and a member of its Management Committee since January 1, 2007. Prior to joining Highfields, he was a Principal in the private equity department of The Blackstone Group from March 2000 to March 2003. He currently serves on the Boards of Cyrus Reinsurance Holdings Limited and Cyrus Reinsurance Holdings II Limited, “sidecars” Highfields formed with XL Capital (as well as their operating subsidiaries), Integro Limited, an insurance broker and Private National Mortgage Acceptance Company, LLC. He previously was a member of our Board from our formation until 2003.

Richard Bucknall.  Mr. Bucknall has been a director since July 25, 2007 and a director of Aspen U.K. since January 14, 2008 and a director of AMAL since February 28, 2008. Mr. Bucknall recently retired from Willis Group Holdings Limited where he was Vice Chairman from February 2004 to March 2007 and Group Chief Operating Officer from January 2001 to December 2006, in which role he was responsible for leading the development of Willis’ international network and played a crucial role in various strategic acquisitions. He was also previously Chairman/Chief Executive Officer of Willis Limited from May 1999 to March 2007. Mr. Bucknall is currently a non-executive director of FIM Services Limited, and a director of Kron AS. He is a Fellow of the Chartered Insurance Institute.

John Cavoores.  Mr. Cavoores has been a director since October 30, 2006. Mr. Cavoores is currently an advisor to Blackstone, previously one of our principal shareholders, advising on current portfolio investments and new opportunities. Mr. Cavoores has over 27 years of experience in the insurance industry and served as President and Chief Executive Officer of OneBeacon Insurance Company, a subsidiary of the White Mountains Insurance Group, from 2003 to 2005. Mr. Cavoores currently serves as a director of Cyrus Reinsurance Holdings and Alliant Insurance Holdings. Among his other positions, Mr. Cavoores was President of National Union Insurance Company, a subsidiary of AIG.

He spent 19 years at Chubb Insurance Group, where he served as Chief Underwriting Officer, Executive Vice President and Managing Director of overseas operations, based in London.

Ian Cormack.  Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen U.K. since 2003. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.’s insurance financial services and asset management division in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-Head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance, Europe Arab Bank Ltd. and Qatar Financial Centre Authority. Mr. Cormack is also a non-executive chairman of Aberdeen Growth Opportunities Venture Capital Trust 2 plc. He also serves as chairman of Entertaining Finance Ltd., Bank Training and Development Ltd., Carbon Reductions Ltd and deputy chairman of the Qatar Insurance Platform. He previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, as a member of the Board of Directors of Clearstream (Luxembourg) and as a member of Millennium Associates AG’s Global Advisory Board. He was previously a non-executive director of MphasiS BFL Ltd. (India). He was a member of the U.K. Chancellor’s City Advisory Panel from 1993 to 1998.

Julian Cusack, Ph.D .  Mr. Cusack has been our Chief Operating Officer since May 1, 2008, and has been a director since June 21, 2002. He has also been the Chief Executive Officer of Aspen Bermuda since 2002 and was appointed Chairman of Aspen Bermuda in December 2006. Previously Mr. Cusack was our Chief Financial Officer from June 21, 2002 to April 30, 2007. From 2002 until March 31, 2004, he was also Finance Director of Aspen U.K. Mr. Cusack previously worked with Wellington where he was Managing Director of Wellington Underwriting Agencies Ltd. (“WUAL”) from 1992 to 1996, and in 1994 joined the Board of Directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington Underwriting plc from 1996 to 2002. Mr. Cusack is also a director of Hardy Underwriting Bermuda Limited.

Heidi Hutter.  Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen U.K. since June 2002. On February 28, 2008, Ms. Hutter was appointed as a director and Chair of AMAL. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and Manager of Black Diamond Capital Partners since 2005. Ms. Hutter has over twenty-eight years of experience in property/casualty reinsurance. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd’s which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. She was previously a director of Aquila, Inc. Ms. Hutter also serves as a director of Amerilife Group Holdings LLC.

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

Norman L. Rosenthal, Ph.D.  Dr. Rosenthal has been a director since June 21, 2002. His term expires on April 29, 2009, the next scheduled annual general meeting at which he will not be standing for re-election. He is also currently President of Norman L. Rosenthal & Associates, Inc., a management consulting firm which specializes in the property and casualty insurance industry. Previously, Dr. Rosenthal was a managing director and senior equity research analyst at Morgan Stanley & Co. following the property and casualty insurance industry. He joined Morgan Stanley’s equity research department covering the insurance sector in 1981 and remained there until 1996. Dr. Rosenthal also currently serves on the Boards of Directors of The Plymouth Rock Company, Securis Investment Partners & Funds, Palisades Safety and Insurance Management Corporation and the High Point Safety and Insurance Management Company and Arthur J. Gallagher.  Dr. Rosenthal previously served on the Boards of Directors of Mutual Risk Management Ltd. from 1997 to 2002, and Vesta Insurance Group from 1996 to 1999.

Committees of the Board of Directors

Audit Committee:  Messrs. Cormack, Bucknall, Kelso, Rosenthal and Ms. Hutter. The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the Board of Directors as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held four meetings during 2008. The Board of Directors considers Mr. Kelso to be our “audit committee financial expert” as defined in the applicable regulations. The Board of Directors has made the determination that Mr. Kelso is independent.

Compensation Committee:  Messrs. Bucknall, Botein, and Cavoores. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company’s Chief Executive Officer, executive directors and key employees. Mr. Bucknall is the Chairman of the Compensation Committee. The Compensation Committee held five meetings during 2008.

Investment Committee:  Messrs. Ahamed, Jones, Botein, Cusack, Houghton and Kelso. The Investment Committee is an advisory committee to the Board of Directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Ahamed is Chairman of the Investment Committee. The Investment Committee held four meetings during 2008.

Corporate Governance and Nominating Committee:  Messrs. Jones, Botein and Rosenthal. The Corporate Governance and Nominating Committee, among other things, establishes the Board of Directors’ criteria for selecting new directors and oversees the evaluation of the Board of Directors and management. Mr. Jones is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held four meetings during 2008.

Risk Committee:  Ms. Hutter, Messrs. Ahamed, Cavoores, Cormack, Cusack and Kelso. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter is the Chair of the Risk Committee. The Risk Committee held four meetings during 2008.

Executive Officers

The table below sets forth certain information concerning our executive officers as of February 15, 2009:

Name	Age	Position

Christopher O’Kane (1)	54	Chief Executive Officer of Aspen Holdings and Aspen U.K.
Richard Houghton (1)	43	Chief Financial Officer of Aspen Holdings
Julian Cusack (1)	58	Chief Operating Officer of Aspen Holdings, Chief Executive Officer and Chairman of Aspen Bermuda
Brian Boornazian	48	President, Aspen Re and President, Aspen Re America
Michael Cain	36	Group General Counsel
James Few	37	Managing Director, Aspen Re, Head of Property Reinsurance, Chief Underwriting Officer of Aspen Bermuda
Karen Green	41	Group Head of Strategy and Office of the CEO, Managing Director of AMAL
Emil Issavi	36	Head of Casualty Reinsurance
Oliver Peterken	52	Group Chief Risk Officer
Kate Vacher	37	Director of Underwriting
Nathan Warde	47	Head of U.S. Insurance, President Aspen Insurance U.S. and CEO of Aspen Specialty
Chris Woodman	47	Group Head of Human Resources
Matthew Yeldham	40	Head of International Insurance

(1)	Biography available above under “— Directors” above.

Brian Boornazian.  Mr. Boornazian was appointed Head of Reinsurance in May 2006 and is President, Aspen Re since June 2008. Since October 2005, Mr. Boornazian has also served as President of Aspen Re America. From January 2004 to October 2005, he was President of Aspen Re America, Property Reinsurance. Prior to joining us, from 1999 to January 2004, Mr. Boornazian was at XL Re America, where during his tenure there he acted in several capacities and was Senior Vice President, Chief Property Officer, responsible for property facultative and treaty, as well as marine, and Chief Marketing Officer.

Michael Cain.  Mr. Cain has served as our Group General Counsel since March 3, 2008. Prior to joining us, Mr. Cain served as Corporate Counsel and Company Secretary to Benfield Group Limited from 2002 to 2008. Previously, Mr. Cain worked at Barlow Lyde & Gilbert and Ashurst, law firms in London.

James Few.  Mr. Few is Managing Director, Aspen Re since June 2008 and has been our Head of Property Reinsurance since June 1, 2004 and Aspen Bermuda’s Chief Underwriting Officer since November 1, 2004. Before joining Aspen Bermuda, he had been an underwriter at Aspen U.K. since June 21, 2002. Mr. Few previously worked as an underwriter with Wellington from 1999 until 2002 and from 1993 until 1999 was an underwriter and client development manager at Royal & Sun Alliance.

Karen Green.  Ms. Green joined us in March 2005 as Head of Strategy and Office of the CEO. In March 2008, Ms. Green was also appointed as Managing Director of AMAL, the managing agency of our Lloyd’s Syndicate 4711. From 2001 until 2005, Ms. Green was a Principal with MMC Capital Inc. (now Stone Point Capital), a global private equity firm (formerly owned by Marsh and McLennan Companies Inc.). Prior to MMC Capital, Ms. Green was a director at GE Capital in London from 1997 to 2001, where she co-ran the Business Development team (responsible for mergers and acquisitions for GE Capital in Europe).

Emil Issavi.  Mr. Issavi was appointed Head of Casualty Reinsurance in July 2008. Since July 2006, Mr. Issavi has also served as Head of Casualty Treaty of Aspen Re America. Prior to joining us, from 2002 to July 2006, Mr. Issavi was at Swiss Re America, where during his tenure there he was Senior Treaty Account Executive responsible for various Global and National Property Casualty clients. Mr. Issavi began his reinsurance career at Gen Re as a Casualty Facultative Underwriter.

Oliver Peterken.  Mr. Peterken has served as our Chief Risk Officer since May 9, 2005. Prior to joining us, Mr. Peterken led Willis Re’s international catastrophe risk modeling and actuarial services from 1995, during which time he was Managing Director of Willis Consulting Limited from 1998 to 2005. From 1987 to 1994 he held various management roles in finance and strategy at the Prudential Corporation Plc.

Kate Vacher.  Ms. Vacher is our Director of Underwriting. Previously, she was our Head of Group Planning from April 2003 to May 2006 and Property Reinsurance Underwriter since joining Aspen U.K. on September 1, 2002. Ms. Vacher joined Aspen Bermuda on December 1, 2004. Ms. Vacher previously worked as an underwriter with Wellington Syndicate 2020 from 1999 until 2002 and from 1995 until 1999 was an assistant underwriter at Syndicate 51.

Nathan Warde.  Mr. Warde was appointed President of Aspen Insurance U.S. in April 2007 and is the Chief Executive Officer of Aspen Specialty. As Head of U.S. Insurance, he is responsible for leading the Company’s insurance operations in the U.S. and the strategic development of our excess and surplus lines business. Mr. Warde was previously Executive Vice President of Worldwide Property at Arch Capital Group Ltd from February 2006 to April 2007 and Senior Vice President, E&S Property from May 2002 to February 2006. Prior to joining Arch in 2002, Mr. Warde worked with Royal Specialty Underwriting Inc (RSUI) as Vice President, Team Leader from July 1997 to May 2002 and Assistant Vice President from August 1992 to July 1997, Philadelphia Reinsurance Corporation (a subsidiary of NRG) as Assistant Secretary from July 1987 to August 1992 and Hartford Insurance Group as Supervising Underwriter from November 1986 to July 1987.

Chris Woodman.  Since July 2005, Mr. Woodman has served as Group Head of Human Resources. Prior to joining us, he was employed by Fidelity International from March 1995 to March 2005. He joined them as a Human Resources Manager, and was subsequently Human Resources Director, Research and Trading on secondment to Fidelity Management and Research Company in Boston, MA. He then returned to the United Kingdom as Director, Human Resources for the Investment and Institutional business at Fidelity International. Most recently, he was Managing Director, Human Resources, COLT Telecom from January 2003 to February 2005 on secondment from Fidelity International.

Matthew Yeldham.  Mr. Yeldham is our Head of International Insurance and is the active underwriter of Syndicate 4711. Mr. Yeldham joined us in October 2007 and is responsible for all international insurance and specialty reinsurance products. Mr. Yeldham joined Wellington in 1992 working for Lloyd’s Syndicate 672 IC Agnew & Others, and in 2002 was appointed Director of WUAL, with responsibility for casualty and marine underwriting. He went on to become Deputy Chief Underwriting Officer at Wellington in 2006 and then Deputy Active Underwriter of Catlin Syndicate 2003 (the largest syndicate at Lloyd’s) following Catlin’s acquisition of Wellington in 2006.

Non-Management Directors

The Board of Directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Jones, our Chairman. The non-management directors held four executive sessions during 2008. Mr. Jones, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate their concerns to the non-management directors by sending written communications by mail to Mr. Jones, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. In 2008, we held one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The Board of Directors conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the Board of Directors and its constituent committees on which that director serves and our annual general meeting of shareholders. All directors attended the annual general meeting of shareholders in 2008. Four meetings of the Board of Directors were held in 2008. All of the directors attended at least 75% of the meetings of the Board of Directors and meetings of all committees on which they serve.

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

The charters for each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are also posted on the Investor Relations page of our website at www.aspen.bm. Shareholders may also request printed copies of our code of business conduct and ethics, the corporate governance guidelines and the committee charters at no charge by writing to Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton, HM11, Bermuda.

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

The NYSE Corporate Governance Standards requires chief executive officers of U.S. domestic issuers to certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards. Because as a foreign private issuer we are not subject to the NYSE Corporate Governance Standards applicable to U.S. domestic issuers, the Company need not make such certification.

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

In connection with the Corporate Governance and Nominating Committee’s evaluation of director nominees, the Company may request that the nominee complete a Directors’ and Officers’ Questionnaire regarding such nominee’s independence, related parties transactions, and other relevant information required to be disclosed by the Company.

Minimum Qualifications for Director Nominees.  A nominee recommended for a position on the Company’s Board of Directors must meet the following minimum qualifications:

•	he or she must have the highest standards of personal and professional integrity;

•	he or she must have exhibited mature judgment through significant accomplishments in his or her chosen field of expertise;

•	he or she must have a well-developed career history with specializations and skills that are relevant to understanding and benefiting the Company;

•	he or she must be able to allocate sufficient time and energy to director duties, including preparation for meetings and attendance at meetings;

•	he or she must be able to read and understand financial statements to an appropriate level for the exercise of his or her duties; and

•	he or she must be familiar with, and willing to assume, the duties of a director on the Board of Directors of a public company.

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

Shareholder Communications to the Board of Directors

The Board of Directors provides a process for shareholders to send communications to the Board of Directors or any of the directors. Shareholders may send written communications to the Board of Directors or any one or more of the individual directors by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295- 1829. All communications will be referred to the Board or relevant directors. Shareholders may also send e-mails to any of our directors via our website at www.aspen.bm.

Board of Directors Policy on Directors’ Attendance at AGMs

Directors are expected to attend the Company’s annual general meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act

The Company, as a foreign private issuer, is not required to comply with the provisions of Section 16 of the Exchange Act relating to the reporting of securities transactions by certain persons and the recovery of “short-swing” profits from the purchase or sale of securities.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation program for our Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and the three other most highly-compensated named executive officers (“NEOs”) for 2008.

Our compensation programs and plans have been designed to reward executives who contribute to the continuing success of the Company. The Compensation Committee of our Board of Directors (the “Compensation Committee”) has responsibility for approving the compensation program for our NEOs.

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

We encourage a performance-based culture throughout the Company, and at senior levels we have developed an approach to compensation that aligns the performance and contribution of the executive to the results of the Company. Fixed pay, such as salary, is balanced by variable compensation, such as bonuses and equity-based awards. All employees, including senior executives, are set challenging goals and targets both at an individual and team level, which they are expected to achieve, taking into account the dynamics that occur within the market and business environment. Equity awards are intended to encourage prudent risk-sharing with shareholders and align executive pay with the value created for shareholders.

Executive Compensation Program

The Company’s compensation program consists of the following five elements which are common to the market for executive talent and which are used by our competitors to attract, reward and retain executives.

•	base salary;

•	annual cash bonuses;

•	long-term incentive awards;

•	other stock plans; and

•	benefits and perquisites.

We seek to consider together all elements that contribute to the total compensation of NEOs rather than consider each element in isolation. This process ensures that judgments made in respect of any individual element of compensation are taken in the context of the total compensation that an individual receives, particularly the balance between base salary, cash bonus and stock programs. We actively seek market intelligence on all aspects of compensation and benefits.

Market Intelligence.  We believe that shareholders are best served when the compensation packages of senior executives are competitive but fair. By fair we mean that the executives will be able to understand that the compensation package reflects their market value, their personal contribution to the business and aligns their interests with the interests of shareholders. We seek to create a total compensation opportunity for NEOs with the potential to deliver actual total compensation at the upper quartile of peer companies for high performance relative to competitors and the Company’s internal business targets. However, total compensation may be below the upper quartile depending on the individual executive and other facts and circumstances as determined by the Compensation Committee.

The Company competes with companies based in Bermuda, the U.S. and the U.K., and we seek to understand the competitive practices in those different markets and the extent to which they apply to our senior executives. We review external market data to ensure that our compensation levels are competitive. Our sources of information include:

•	research of peer company annual reports on Form 10-K and similar filings for companies in our sector in the markets in which we operate;

•	publicly available compensation surveys from reputable survey providers;

•	advice and tailored research from our compensation consultants; and

•	experience from recruiting senior positions in the market place.

To assist in making competitive comparisons, the Compensation Committee retained Frederic W. Cook & Co. (“Cook”) and Hewitt New Bridge Street LLP (“Hewitt New Bridge Street”) (formerly known as New Bridge Street Consultants LLP) as independent advisors to the Compensation Committee and to provide information regarding the compensation practices of our peer group (as defined below) against which we compete. The consultants were appointed in 2006 by the Compensation Committee following a selection process led by one of our independent directors. Cook is primarily used for advice to the Compensation Committee in respect of U.S. compensation practices and Hewitt New Bridge Street is primarily used for advice in respect of U.K. compensation practices. They work together in affiliation on our account. They report to the Chair of the Compensation Committee and work with management under the direction of the Chair. They have been asked to provide overviews of our competitors’ compensation programs taken from public filings and to comment on management proposals on compensation awards for NEOs and recommendations on proposals relating to the long-term incentive programs and the funding of the employee bonus pool. We also participate in publicly available surveys produced by Hewitt New Bridge Street, Watson Wyatt and PricewaterhouseCoopers. These surveys are used to provide additional data on salaries, bonus levels and long-term incentive awards of other companies in our industry. Together with data provided by the independent advisors drawn from public filings of competitors, the survey data is used to assess the competitiveness of the compensation packages provided to our NEOs. We have also sought advice on specific ad hoc technical benefit issues from PricewaterhouseCoopers who provide services only to management in respect of advice on international compensation, taxation and benefits issues.

In conjunction with Cook and Hewitt New Bridge Street, we have identified peer groups which consist of the following:

U.S. & Bermuda
Allied World Assurance Company Holdings Limited
Arch Capital Group Ltd.
Axis Capital Holdings Ltd.
Endurance Specialty Holdings Ltd.
Everest Re Group, Ltd.
IPC Holdings, Ltd.

Max Re Capital Ltd.
Montpelier Re Holdings Ltd.
PartnerRe Ltd.
Platinum Underwriters Holdings, Ltd.
RenaissanceRe Holdings Ltd.
Transatlantic Holdings, Inc.

U.K.
Amlin Plc
Beazley Group Plc
Brit Insurance Holdings Plc
Catlin Group Limited
Hiscox Ltd
Lancashire Insurance Group

The peer groups consist of companies in the U.S., Bermuda and the U.K. that operate in our industry and can be seen as direct competitors in some or most of our lines of business and operate on a broadly similar scale in respect of market capitalization. We also compete with the companies in the peer groups for talent and, thus, review compensation data available from publicly available sources when considering the competitiveness of the compensation of our executives.

Cash Compensation

Base Salary.  We pay base salaries to provide executives with a predictable level of compensation over the year to enable executives to meet their personal expenses and undertake their roles. Salaries are reviewed annually. The Compensation Committee reviews the compensation recommendations made by management, including base salary, of the most senior employees in the Company, excluding the CEO but including the other NEOs. In the case of the CEO, the Chair of the Compensation Committee develops any recommended changes to base salary and is provided with information and advice by Cook and Hewitt New Bridge Street.

When reviewing base salaries, we consider a range of factors including:

•	the performance of the business;

•	the performance of the executives in their roles against their stated objectives over the previous year;

•	the historical context of the executive’s compensation awards;

•	the responsibilities of the role;

•	the experience brought to the role by the executive;

•	the function undertaken by the role; and

•	analysis of the market data from competitors and more general market data from labor markets in which we operate.

Executive officers typically have employment agreements with the Company that specify their initial base salary. This base salary cannot be reduced unilaterally by the employer without breaching the contract. Generally, base salaries are subject to review on an annual basis, with any changes effective as of April 1 of the relevant year. Even though we conduct an annual review of base salaries, we are not legally obligated to increase salaries; however, we are not contractually able to decrease salaries either. We are generally mindful of our overall goal to pay base salaries for experienced executives at around the median percentiles of the peer groups and the market for similar roles. We do not apply this principle mechanistically, but take into account the factors outlined above and the total compensation opportunity for each individual. We ideally use the median since we wish to remain competitive against peers (though we also take into account levels of experience, contributions and other factors as described above), but aim, where possible, for compensation that is above the median to be delivered by variable pay (such as long-term incentives and bonuses) and linked to performance to achieve overall upper quartile compensation if the required levels of performance are delivered.

Our annual salary review process is not meant to be a ‘cost of living’ increase and takes into account the performance of the individual and the performance of the individual’s team, the individual’s contribution to the Company, market competitiveness and internal equity.

For purposes of this discussion, compensation paid in British Pounds has been translated into U.S. Dollars at the exchange rate of $1.8524 to £1, i.e., the average exchange rate for 2008.

For 2008, the base salary for Chris O’Kane, our CEO, was increased from £416,000 ($770,598) per annum to £450,000 ($833,580), effective April 1, 2008, an increase of 8.2%. The Compensation Committee took into account Mr. O’Kane’s contribution to the Company’s performance against plan for 2007, which included above-plan financial performance. They also took into account that his base salary was between the lower quartile and the median against market data for the U.S./Bermuda peer group and below the lower quartile for the U.K. peer group. Mr. O’Kane’s base salary is benchmarked against both the U.S./Bermuda and the U.K. peer groups in light of his position as a CEO of a U.S. listed company. The Compensation Committee agreed that given Mr. O’Kane’s level of responsibility and experience, it would be reasonable to increase his base salary bringing him closer to the median of U.S./Bermuda data although still at the lower quartile against the U.K. data.

For 2008, the base salary for Richard Houghton, our CFO, was increased from £320,000 ($592,768) per annum to £330,000 ($611,292) effective April 1, 2008, an increase of 3.1% and was further increased to £350,000 ($648,340), an increase of 9.4% in May 2008, reflecting the increase to Mr. Houghton’s responsibilities following the resignation of Stuart Sinclair (former Chief Operating Officer (“COO”)), whereby Mr. Houghton assumed responsibility for the Claims, Facilities, Human Resources and IT functions alongside his existing role. This increase was evaluated against compensation levels for “pure” Chief Financial Officer roles using market data for both the U.K. and the U.S./Bermuda peer groups, with Mr. Houghton’s base salary benchmarked at the upper quartile of the U.S/Bermuda data and between the median and upper quartile of the U.K. data. The Compensation Committee took into account Mr. Houghton’s overall responsibility for Group Finance functions including, Treasury and Investment Strategy, as well as the Claims, Facilities, Human Resources and IT functions, which expanded his role from that of a pure CFO, and going forward we will benchmark Mr. Houghton’s salary based on both the role of CFO and COO. On this basis, we believe that his base pay in the upper quartile against “pure” Chief Financial Officer roles accurately reflects the remit for his expanded role within Aspen.

For 2008, the base salary for Julian Cusack, our COO and Chairman and CEO of Aspen Bermuda, was increased effective April 1, 2008 from $312,000 per annum to $440,000 per annum, an increase of 41.0%. Mr. Cusack’s base salary had previously been established based on a newly configured role, which we anticipated would develop over time. In practice, Mr. Cusack made a significant contribution to key areas of the business which included his continuing Chairmanship of the Reserving Committee, his evaluation and assessment of several business opportunities as well as providing leadership to the Bermuda business. On this basis, the Compensation Committee approved an increase bringing Mr. Cusack’s salary above the median for a Bermuda-based Division CEO, but representative of his skills, experience, knowledge and contribution to the Company as a whole.

Mr. Cusack’s base salary was further increased in May 2008 to £350,000 ($648,340), following the resignation of Stuart Sinclair, whereby Mr. Cusack assumed responsibility for the Actuarial, Legal and Risk Management functions alongside his existing role. In this role, Mr. Cusack will continue to be based in Bermuda, but will be required to spend at least six months of his time in the U.K. This increase was evaluated against COO compensation levels using market data for both the U.K. and U.S./Bermuda peer groups, where Mr. Cusack’s base salary is around the median of the U.K. data, and above the upper quartile for U.S./Bermuda peers. When approving this increase for Mr. Cusack the Compensation Committee also took into consideration the impact of the requirement of his new role that he spends at least six months of the year in London.

For 2008, the base salary for Brian Boornazian, President, Aspen Re and President, Aspen Re America, was increased from $440,000 per annum to $470,000 per annum, effective April 1, 2008, an increase of 6.8%. The Compensation Committee took into account his contribution as head of reinsurance in delivering results in excess of the business plan in 2007 and contributing significantly to the Company’s profits referred to above. Notwithstanding the increase, his base salary falls between the lower quartile and median for his position against the U.S./Bermuda peer group. The Compensation Committee viewed this increase as appropriate taking into account Mr. Boornazian’s total compensation, internal equity considerations and prior year awards.

For 2008, the base salary for James Few, Managing Director, Aspen Re, was increased from $440,000 per annum to $450,000, per annum effective April 1, 2008, an increase of 2.3%. Under Mr. Few’s leadership, the property reinsurance team outperformed against its business plan and made a major contribution to the Company’s profitability in 2007. Notwithstanding the increase, his base salary falls at the lower quartile for his position against the U.S./Bermuda peer group. The Compensation Committee viewed this increase as appropriate taking into account Mr. Few’s total compensation and internal equity considerations.

Annual Cash Bonuses.  The Company operates a discretionary bonus plan. Annual cash bonuses are intended to reward executives for our consolidated annual performance and for individual achievements and contributions to the success of the business over the previous fiscal year. The Compensation Committee approves the bonus pool, following recommendations from management and with information and advice from its independent advisors. The Compensation Committee has determined that the bonus pool available to employees should normally be based on a percentage of the Company’s net income. We believe that the use of Return on Equity (“ROE”) and net income is an appropriate method for determining the size of the bonus pool since it is directly linked to the profitability of the business and aligned with shareholders’ interests. In 2009, in light of the financial crisis and the various factors that could impact performance, the Compensation Committee will evaluate and assess whether other equitable methods for determining appropriate levels of bonus funding would be more appropriate. In certain circumstances when ROE is below or above expected levels, the Compensation Committee may exercise its discretion in approving a bonus pool taking into consideration various factors, including retention, overall corporate performance relative to peers, and individual and team performance.

For 2007 a target funding percentage of 5% of net income was used. For 2008, this was increased to a range of 6% to 7% of net income for expected levels of ROE performance. However, for 2008, based on the Company’s achievement of a positive ROE in a particularly difficult and tumultuous year, the Compensation Committee exercised its discretion and determined that it would be appropriate to allocate a bonus pool of $9,000,000 to compensate employees who met or exceeded individual or team objectives in such year. Given the reduction of net income in 2008 compared to 2007, the size of the bonus pool approved in 2008 was 38% of the size of the bonus pool in 2007. In 2007, the Compensation Committee approved a bonus pool of $23.7 million, representing 119% of all bonus potentials.

The Compensation Committee reviews management’s approach to distributing the bonus pool and specifically approves the bonuses for the senior executives including the NEOs. We benchmark our bonus payouts with our competitive peer groups (listed earlier) and other market data from the surveys referred to earlier, to establish our position in the market. We use this information to assist us in developing a methodology for establishing the size of the bonus pool required for the Company as a whole and to establish individual bonus potentials for all employees, including the CEO and the other NEOs. Our NEOs have bonus potentials in the range of 60% to 150% of base salary. The bonus potentials are indicative and do not set a minimum or a maximum limit. For example, in a loss-making year, employees may not get any bonuses. Conversely, in profitable years, employees may receive bonuses in excess of their bonus potentials. The bonus potentials for NEOs are based on carefully considered business plans and objectives.

Once the bonus pool is established, underwriting and functional teams are allocated portions of the bonus pool based on their team performance. Individuals, including the NEOs, are allocated bonuses based on their individual contribution to the business. Accomplishment of set objectives established at the individual’s annual performance review, such as financial goals, enhanced efficiencies, development of talent in their organizations and expense reductions, and any other material achievements are taken into account when assessing an individual’s contribution. In the case of the CEO, the Chairman assesses his performance against the Company’s business plan and other objectives established by the Board and makes compensation recommendations to the Compensation Committee. The Compensation Committee determines the CEO’s bonus without recommendation from management.

The specific bonus decisions for the NEOs are described below.

Chris O’Kane, our CEO, has a bonus potential of 150% of base salary, which for 2008 equated to £675,000 ($1,250,370). He was not awarded a bonus for 2008 based on the Company’s overall performance and the achievement of an ROE significantly below plan.

Richard Houghton, our CFO, has a bonus potential of 100% of base salary, which for 2008 equated to £350,000 ($648,340). He was not awarded a bonus for 2008 based on the Company’s overall performance and the achievement of an ROE significantly below plan.

Julian Cusack, our COO, has a bonus potential of 100% of base salary, which for 2008 equated to £350,000 ($648,340). He was not awarded a bonus for 2008 based on the Company’s overall performance and the achievement of an ROE significantly below plan.

Brian Boornazian, President, Aspen Re and President Aspen Re America, has a bonus potential of 135% of his base salary, which equates to $634,500. He was awarded $245,000 or 38.6% of his potential for 2008. This reflected the positive contribution of the property and casualty reinsurance segments to the Company’s results, taking into account losses from Hurricane Ike, the third costliest hurricane in history, and the impact of the global financial crisis.

James Few, Managing Director, Aspen Re, has a bonus potential of 115% of his base salary, which equates to $517,500. He was awarded a bonus of $205,000 or 39.6% of his potential for 2008. This reflected the positive contribution from property reinsurance, which had a profitable combined ratio of 91.1% for the year despite losses of $128.3 million (net of reinstatement premiums) associated from Hurricanes Ike and Gustav.

Equity Compensation

We believe that a substantial portion of each NEO’s compensation should be in the form of equity awards and that such awards serve to align the interests of NEOs and our shareholders. The opportunities for executives to build wealth through stock ownership both attract talent to the organization and also contribute to retaining that talent. Vesting schedules require executives to stay with the organization for defined periods before they are eligible to exercise options or receive shares. This multi-year requirement also provides a measure to ensure that excessive risks are not taken, by linking incentive compensation to share prices which would be negatively impacted. Performance conditions are used to ensure that the share awards are linked to the performance of the business.

Long-Term Incentive Awards.  The Company operates a long term incentive program (“LTIP”) for key employees under which annual grants are made. We have traditionally used a combination of both performance shares and options for LTIP grants. However, for 2008, the Compensation Committee approved awards issued solely in performance shares. This change reflected market practice whereby companies were moving away from granting options to granting share-based awards due to changes in accounting treatment in recent years and also to conserve the rate at which shares available under plans are used. We also believe that performance shares provide stronger retention for executives across the cycle and provide strong incentives for executives to meet the performance conditions required for vesting. We believe that shares should remain subject to performance criteria to ensure that executives do not receive share awards if the business does not achieve pre-determined levels of performance. The performance criteria are based on a carefully considered business plan.

In 2008, the Compensation Committee reviewed and approved changes to the way in which employees were considered eligible for an LTIP grant. With effect from 2008, in addition to seniority and performance which had been the key drivers for eligibility in the past, employees will also be considered based on their longer-term potential. Eligible employees are allocated to one of five categories and target award levels have been established for each category.

The number of performance shares and options available for grant each year are determined by the Compensation Committee. The Compensation Committee takes into account the number of available shares remaining under the 2003 Share Incentive Plan, the number of employees who will be participating in the plan, market data from competitors in respect of the percentage and grant value of outstanding shares made available for annual grants to employees and the need to retain and motivate key employees. In 2008, 587,095 performance shares were granted to 126 employees (including the CEO).

In the case of the 2008 performance shares, the awards are subject to a three-year total vesting period and have a separate annual ROE test for each year. Each year, one-third of the grant will be available for vesting based on the following:

•	if the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the conditions of that year will be forfeited;

•	if the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in that year will be between 10%-100% on a straight-line basis; and

•	if the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in that year will be between 100%-200% on a straight-line basis; provided, however, that if the ROE for such year is greater than 15% and the average ROE for such year and the previous year is less than 10%, then only 100% of the shares eligible for vesting in such year shall vest.

Awards deemed to be eligible for vesting (i.e., with achievement of 10% ROE or more) will be “banked” and all shares that ultimately vest will be issued following the completion of the total three-year vesting period and approval of the 2010 ROE. The performance share awards are designed to reward executives based on the Company’s performance by ensuring that a minimum 10% ROE threshold is established before shares can be banked. On the other hand, if we achieve an ROE above 15%, executives are rewarded and will bank additional shares. This approach aligns executives with the interests of shareholders and encourages management to focus on delivering strong results. A cap of 25% ROE is seen as a responsible maximum, given that returns above this level may encourage a level of risk-taking beyond the parameters of our business model.

With respect to the one-third of the 2008 performance share grant subject to the 2008 ROE test, 0% are eligible for vesting based on our 2008 ROE of 3.3% and as such 195,698 shares will be forfeited. In addition, with respect to the one-fourth of the 2007 performance share grant subject to the 2008 ROE test, 0% are eligible for vesting based on our 2008 ROE of 3.3% and as such 109,801 shares will be forfeited.

The 2008 grants for the NEOs under the LTIP were as follows:

Chris O’Kane, our CEO, was awarded 57,416 performance shares with a fair value of $1,405,257. The Compensation Committee took into account that this level of award was below the lower quartile of the U.S./Bermuda peer group proxy data awards to Chief Executive Officers, but above the upper quartile of the U.K. peer group, and was therefore reasonable and competitive on average. It was also considered critical to the long-term success of the Company’s business to motivate and retain Mr. O’Kane’s services.

Richard Houghton, our CFO, was awarded 26,794 performance shares with a fair value of $655,783. Mr. Houghton’s award was benchmarked below the median of the U.S./Bermuda peer group proxy data and between median and upper quartile when compared to U.K. peer group data for Chief Financial

Officers. This award is reflective of Mr. Houghton’s level of seniority in the Company and, given that he joined Aspen in 2007 and has received relatively modest awards to date, the importance of retaining him.

Julian Cusack, our COO and Chairman and CEO of Aspen Bermuda, was awarded 26,794 performance shares with a fair value of $655,783. The award was designed to retain Mr. Cusack in his new role of COO. Mr. Cusack’s award was benchmarked against the positions of COO, and Division CEO (his Bermuda role) both of which reflect the award being between the lower quartile and the median. The Compensation Committee viewed this level of award as appropriate taking into account Mr. Cusack’s prior equity awards and his total compensation.

Brian Boornazian, our President, Aspen Re, was awarded 28,708 performance shares with a fair value of $702,628. This award reflected Mr. Boornazian’s strong contribution to the profitability of the Company in 2007 and his continued value to the business of the Company in the long-term. Mr. Boornazian’s award was between the lower quartile and median in comparison to U.S./Bermuda peer group proxy data. This level of award was appropriate taking into account Mr. Boornazian’s prior equity awards.

James Few, our Managing Director, Aspen Re, was awarded 22,966 performance shares with a fair value of $562,093. This award reflected Mr. Few’s leadership of the property reinsurance team globally which exceeded its business plan targets in 2007. Mr. Few’s award is below the lower quartile in comparison to U.S./Bermuda peer group proxy data. However, when taken into context with prior year awards, an award of this level was considered appropriate.

While the bulk of our performance share awards to NEOs have historically been made pursuant to our annual grant program, the Compensation Committee retains the discretion to make additional awards at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. We refer to such grants as “ad hoc” awards. No “ad hoc” grants were made to NEOs in 2008.

Other Stock Grants.  The Company awards time-vesting restricted share units (“RSUs”) selectively to employees under certain circumstances. RSUs vest solely based on continued service and are not subject to performance conditions. Typically, RSUs are used to compensate newly hired executives for loss of stock value from awards that were forfeited when they left their previous company. The RSUs granted vest in one-third tranches over three years. No RSU awards were made to NEOs in 2008.

Employee Stock Purchase Plans.  Plans were established following shareholder approval for an Employee Share Purchase Plan, a U.K. Sharesave Plan and an International Plan. Alongside employees, NEOs are eligible to participate in the appropriate plan in operation in their country of residence. Participation in the plans is entirely optional. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at the option price of £11.73 ($18.90) (the price was determined based on the average of the highest and lowest stock price on November 4, 2008). In respect of the Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at the option price of $16.08 (the price was determined on based on the average of the highest and lowest stock price on December 4, 2008).

Stock Trading Guidelines.  Although the Company does not have formal share ownership guidelines, the Compensation Committee approved the introduction of more stringent stock trading guidelines for senior executives in 2008. These guidelines are intended to work in conjunction with our established “Policy on Insider Trading and Misuse of Inside Information”, which among other things, prohibits buying or selling puts or call, pledging of shares, short sales and trading of Company shares on a short term basis. These stock trading guidelines also are designed to encourage share ownership in the Company. The stock trading guidelines apply to all members of the Group Executive Committee and adhere to the following key principles:

•	All Company shares owned by Group Executive Committee members will be held in own name or joint with spouse;

•	All Company shares owned by Group Executive Committee members should be held in a Merrill Lynch brokerage account or other Company approved account;

•	Executive directors should inform the CEO and the Chairman if they plan to trade Aspen shares, and should provide detailed reasons for sale upon request;

•	Other Group Executive Committee members should obtain permission to trade from the CEO and provide detailed reasons for sale upon request;

•	The Compensation Committee will be informed on a quarterly basis of all trading of stock by all Aspen employees;

•	It is recommended that sales by Group Executive Committee members be undertaken using SEC Rule 10b5-1 trading programs, where possible with the additional cost of administration connected with such trades to be paid by the Company;

•	It is prohibited for Company shares to be used as collateral for loans or for Company stock to be purchased on margin or pledged in a margin account; and

•	The CEO should inform the Chairman of any decision by him to sell stock.

In reviewing any request to trade, the CEO, and the Chairman in the case of executive directors, will take into consideration;

•	the amount of stock that an executive holds, the duration of the period over which that stock has been held and the amount of stock being requested to be sold;

•	the nature of the role held by the executive;

•	any reasons related to hardship, retirement planning, divorce etc. that would make a sale of stock required;

•	the history of trading by the executive;

•	the remaining stock holdings left after the sale; and

•	the market conditions and other factors which relate to the Company’s trading situation at the proposed time of sale.

Benefits and Perquisites

Perquisites.  Our Bermudian-based NEOs receive various perquisites provided by or paid by the Company. James Few, Managing Director, Aspen Re, and Julian Cusack, our COO and Chairman and CEO of Bermuda, operate outside of their home country and are based in Bermuda. They are provided with the perquisites outlined below, which are consistent with competitive practices in the Bermuda market and have been necessary for recruitment and retention purposes.

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

Club Membership.  This benefit is common practice in the Bermudian market place and enables the expatriate to settle into the community. We also offer this benefit to some of our other executive officers based in non-Bermuda locations in order to enable our NEOs to establish social networks with clients and executives in our industry in furtherance of our business.

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

Change in Control and Severance Benefits

In General.  We provide the opportunity for certain of our NEOs to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the NEOs are summarized in “— Employment-Related Agreements” and “— Potential Payments upon Termination or Change in Control.”

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years ended December 31, 2008, 2007 and 2006 the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer and its next three most highly compensated executive officers. These individuals are referred to as the “named executive officers.”

Summary Compensation Table (1)

						Change in
						Pension Value
						and
						Nonqualified
				Stock	Option	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(2)	($)(3)	($)(4)	($)(5)	Earnings ($)	($)	Total ($)

Christopher O’Kane,	2008	$817,835	—	$35,373	$578,552	—	$147,210	$1,578,970
Chief Executive Officer (6)	2007	$824,746	$1,501,358	$605,128	$815,181	—	$148,454	$3,894,867
	2006	$724,053	$1,106,100	$53,854	$1,137,658	—	$115,739	$3,137,404

Richard Houghton,	2008	$631,359	—	$69,343	$24,875	—	$88,390	$813,967
Chief Financial Officer (7)	2007	$429,518	$500,453	$141,243	$24,875	—	$60,132	$1,156,221

Julian Cusack,	2008	$534,569	—	$23,805	$239,485	—	$460,235	$1,258,094
Chief Operating Officer (8)	2007	$376,331	$625,000	$170,824	$337,404	—	$233,517	$1,743,076
	2006	$444,801	$450,000	$34,442	$473,204	—	$295,045	$1,697,492

Brian Boornazian,	2008	$462,500	$245,000	$20,916	$193,651	—	$31,916	$953,983
President, Aspen Re (9)	2007	$436,250	$800,000	$362,680	$224,346	—	$24,854	$1,848,130
	2006	$404,544	$725,000	$57,283	$146,127	—	$14,110	$1,347,064

James Few,	2008	$446,667	$205,000	$31,212	$233,233	—	$281,523	$1,197,635
Managing Director,	2007	$434,999	$725,000	$348,176	$288,999	—	$275,191	$2,072,365
Aspen Re (10)	2006	$417,500	$675,000	$52,977	$314,007	—	$268,078	$1,727,562

(1)	Unless otherwise indicated, compensation payments paid in British Pounds have been translated into U.S. Dollars at the average exchange rate of $1.8524 to £1, $2.0018 to £1 and $1.8435 to £1 for 2008, 2007 and 2006, respectively.

(2)	The salaries provided represent earned salaries.

(3)	For a description of our bonus plan, see “Compensation Discussion and Analysis — Cash Compensation — Annual Cash Bonuses” above.

(4)	Consists of performance share awards and/or restricted share units, as applicable. Valuation is based on the FAS 123(R) cost of all outstanding awards as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.

(5)	Consists of stock options. Valuation is based on the FAS 123(R) cost of all outstanding options as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions. For a description of the forfeitures during the year, see “Outstanding Equity Awards at Fiscal Year-End” below.

(6)	Mr. O’Kane’s compensation was paid in British Pounds. With respect to “All Other Compensation,” this consists of the Company’s contribution to the pension plan of $147,210, $148,454 and $115,739 in 2008, 2007 and 2006, respectively.

(7)	Mr. Houghton’s compensation was paid in British Pounds. For 2007, the salary reflects Mr. Houghton’s pro rated salary from his commencement date on April 30, 2007 and the bonus amount in 2007 includes a minimum guaranteed bonus of £200,000. With respect to “All Other Compensation” this consists of the Company’s contribution to the pension plan of $88,390 and $60,132 in 2008 and 2007, respectively.

(8)	For 2008, Mr. Cusack was paid in U.S. Dollars until May 2008. Starting in May 2008, per his new employment agreement, he was paid in British Pounds except for £70,000 which were paid in U.S. Dollars and converted at the applicable exchange rate at the time of payment. For purposes of this table, we have used the average exchange rate from May 1, 2008 to December 31, 2008 of $1.7896:£1 in respect of his salary paid in British Pounds. For 2007 and 2006, Mr. Cusack’s compensation was paid in U.S. Dollars, except for £12,500 and £30,000, respectively. With respect to “All Other Compensation,” this includes (i) a housing allowance in Bermuda of $180,000, $165,000 and $180,000 for 2008, 2007

and 2006, respectively, (ii) home leave travel expenses for Mr. Cusack and his family of $28,400, $9,321 and $8,880, for 2008, 2007 and 2006, respectively, (iii) a payroll tax contribution in an amount of $11,163, $16,602 and $11,049, for 2008, 2007 and 2006, respectively, (iv) club membership fees of $7,000, $3,150 and $3,000 for 2008, 2007 and 2006, respectively, (v) the Company’s contribution to the pension plan of $111,946, $39,444 and $92,116 for 2008, 2007 and 2006, respectively, (vi) a tax gross-up payment in respect of Mr. Cusack’s housing allowance of $114,193 for 2008 and (vii) a tax reimbursement gross-up of $7,534 for 2008.

(9)	Mr. Boornazian’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation,” this consists of (i) the Company’s contribution to the 401(K) plan (consisting of profit sharing and matching contributions) of $20,700, $20,000 and $8,800 for 2008, 2007 and 2006, respectively, (ii) additional premium paid of $4,856, $4,854 and $5,310 for 2008, 2007 and 2006, respectively for additional life insurance and disability benefits and (iii) club membership fees of $6,360 for 2008.

(10)	Mr. Few’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation,” this includes (i) a housing allowance in Bermuda of $180,000 for each of 2008, 2007 and 2006, (ii) home leave travel expenses for Mr. Few’s family of $31,403, $27,923 and $23,942 for 2008, 2007 and 2006, respectively, (iii) a payroll tax contribution in an amount of $11,163, $16,602 and $11,049, for 2008, 2007 and 2006, respectively, (iv) club membership fees of $5,121, $8,776 and $4,500, for 2008, 2007 and 2006, respectively, and (v) the Company’s contribution to the pension plan of $53,837, $41,890 and $48,587, for 2008, 2007 and 2006, respectively.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of options to purchase ordinary shares and other awards granted during the twelve months ended December 31, 2008 to the named executive officers:

							Grant Date
						Closing Price	Fair Value
			Estimated Future Payout Under Equity Incentive Plan Awards			on Date	of Stock
	Grant	Approval	Threshold	Target	Maximum	of Grant	Awards
Name	Date(1)	Date(1)	(#)(2)	(#)(2)	(#)(3)	($)	(#)(4)

Christopher O’Kane	05/02/2008	04/29/2008	0	57,416	76,554	$26.14	$1,405,257
Richard Houghton	05/02/2008	04/29/2008	0	26,794	35,726	$26.14	$655,783
Julian Cusack	05/02/2008	04/29/2008	0	26,794	35,726	$26.14	$655,783
Brian Boornazian	05/02/2008	04/29/2008	0	28,708	38,278	$26.14	$702,628
James Few	05/02/2008	04/29/2008	0	22,966	30,622	$26.14	$562,093

(1)	In 2007, we adopted a policy whereby the Compensation Committee approves annual grants at a regularly scheduled meeting. However, if such a meeting takes place while the Company is in a close period (i.e., prior to the release of our quarterly or yearly earnings), the grant date will be the day on which our close period ends. The approval date of April 29, 2008 was during our close period, and therefore the grant date was May 2, 2008, the day our close period ended.

In respect of ad hoc grants of RSUs (if not in a close period), in particular with respect to new hires, the grant date is the later of (i) the date on which the Compensation Committee approves the grant or (ii) the date on which the employee commences employment with the Company.

(2)	Under the terms of the 2008 performance share awards, one-third of the grant is eligible for vesting each year. In any given year, if the ROE is less than 10%, then the portion of the grant for such year will not vest and is forfeited. If the ROE is between 10% and 15%, the percentage of the performance shares eligible for vesting in that year will be between 10% and 100% on a straight-line basis. If the ROE is between 15% and 25%, then the percentage of the performance shares eligible for vesting in that year will be between 100% and 200% on a straight-line basis. If in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e., the ROE was greater than 15% in such year) and the average ROE over such year and the preceding year is less than 10%, then only 100% of the shares that are eligible for vesting in such year shall vest. The amounts provided represent 100% of the performance shares vested at an ROE of 15% each year. For a more detailed description of our performance share awards granted in 2008, refer to “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan — 2008 Performance Share Awards” below.

(3)	Amounts provided represent no vesting in respect of one-third of the initial grant as our ROE for 2008 was less than 10% and assumes a vesting of 200% for the remaining two-thirds of the grant.

(4)	Valuation is based on the dollar amount of performance share awards recognized for financial statement purposes pursuant to FAS 123(R), which is $24.48 for the performance shares granted on May 2, 2008. Refer to Note 16 of our financial statements with respect to our performance share awards.

Narrative Description of Summary Compensation and Grants of Plan-Based Awards

Share Incentive Plan

We have adopted the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”) to aid us in recruiting and retaining key employees and directors and to motivate such employees and directors. The 2003 Share Incentive Plan was amended at our annual general meeting in 2005 to increase the number of shares that can be issued under the plan. The total number of ordinary shares that may be issued under the 2003 Share Incentive Plan is 9,476,553. On February 5, 2008, the Compensation Committee of the Board approved an amendment to the 2003 Share Incentive Plan providing delegated authority to subcommittees or individuals to grant restricted share units to individuals who are not “insiders” subject to Section 16(b) of the Exchange Act or are not expected to be “covered persons” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The 2003 Share Incentive Plan provides for the grant to selected employees and non-employee directors of share options, share appreciation rights, restricted shares and other share-based awards. The shares subject to initial grant of options (the “initial grant options”) represented an aggregate of 5.75% of our ordinary shares on a fully diluted basis (3,884,030 shares), assuming the exercise of all outstanding options issued to Wellington and the Names’ Trustee. In addition, an aggregate of 2.5% of our ordinary shares on a fully diluted basis (1,840,540 shares), were reserved for additional grant or issuance of share options, share appreciation rights, restricted shares and/or other share-based awards as and when determined in the sole discretion of our Board of Directors or the Compensation Committee. No award may be granted under the 2003 Share Incentive Plan after the tenth anniversary of its effective date. The 2003 Share Incentive Plan provides for equitable adjustment of affected terms of the plan and outstanding awards in the event of any change in the outstanding ordinary shares by reason of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or transaction or exchange of shares or other corporate exchange, or any distribution to shareholders of shares other than regular cash dividends or any similar transaction. In the event of a change in control (as defined in the 2003 Share Incentive Plan), our Board of Directors or the Compensation Committee may accelerate, vest or cause the restrictions to lapse with respect to, all or any portion of an award (except that shares subject to the initial grant options shall vest); or cancel awards for fair value; or provide for the issuance of substitute awards that substantially preserve the terms of any affected awards; or provide that for a period of at least 15 days prior to the change in control share options will be exercisable and that upon the occurrence of the change in control, such options shall terminate and be of no further force and effect.

Initial Options.  The initial grant options have a term of ten years and an exercise price of $16.20 per share, which price was calculated based on 109% of the calculated fair market value of our ordinary shares as of May 29, 2003 and was determined by an independent consultant. Sixty-five percent (65%) of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting determined by achievement of ROE targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two-year performance period. Initial grant options that do not vest based on the applicable performance targets may vest in later years to the extent performance in such years exceeds 100% of the applicable targets, and in any event, any unvested and outstanding performance-based initial grant options will become vested on December 31, 2009. Upon termination of a participant’s employment, any unvested options shall be forfeited, except that if the termination is due to death or disability (as defined in the option agreement), the time-based portion of the initial grant options shall vest to the extent such option would have otherwise become vested within 12 months immediately succeeding such termination due to death or disability. Upon termination of employment, vested initial grant options will be exercisable, subject to expiration of the options, until (i) the first anniversary of termination due to death or disability or, for nine members of senior management, without cause or for good reason (as those terms are defined in the option agreement), (ii) six months following termination without cause or for good reason for all other participants, (iii) three months following termination by the participant for any reason other than those stated in (i) or (ii) above or (iv) the date of termination for cause. As provided in the 2003 Share Incentive Plan, in the event of a change in control unvested and outstanding initial grant options shall immediately become fully vested. As at December 31, 2008, 85.73% of the initial options have vested. The remaining outstanding amount of the initial options will vest on December 31, 2009.

The initial grant options may be exercised by payment in cash or its equivalent, in ordinary shares, in a combination of cash and ordinary shares, or by broker-assisted cashless exercise. The initial grant options are not transferable by a participant during his or her lifetime other than to family members, family trusts, and family partnerships.

2004 Options.  In 2004, we granted a total of 500,113 nonqualified stock options to various employees of the Company. Each nonqualified stock option represents the right and option to purchase, on the terms and conditions set forth in the agreement evidencing the grant, ordinary shares of the Company, par value 0.15144558 cent per share. The exercise price of the shares subject to the option is $24.44 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE. Of the total grant of 2004 options, 51.48% have vested. The remaining amounts have been forfeited due to the performance targets not being met.

2005 Options.  On March 3, 2005, we granted an aggregate of 512,172 nonqualified stock options. The exercise price of the shares subject to the option is $25.88 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on the grant date as reported by the NYSE. We also granted an additional 13,709 nonqualified stock options during 2005; the exercise price of those shares varied from $25.28 to $26.46. The ROE target was not met in 2005, and as a result, all granted options have been forfeited.

2006 Options.  On February 16, 2006, we granted an aggregate of 1,072,490 nonqualified stock options. The exercise price of the shares subject to the option is $23.65 per share, which as determined by the 2003 Share Incentive Plan is based on the arithmetic mean of the high and low prices of the ordinary shares on February 17, 2006 as reported by the NYSE. We granted an additional 142,158 options on August 4, 2006, for an exercise price of $23.19. Of the total grant, 92.2% have vested, with the remaining amounts forfeited due to performance targets not being met.

One-third (1/3) of the shares underlying the options will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company achieves its ROE target for the fiscal year ended December 31, 2006 (the “2006 Option Award”). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of options will become eligible for vesting based on the percentage of target ROE achieved, for example, with 10% vesting at 66.67%. However, no options will become eligible for vesting for the 2006 Option Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. As the ROE target was achieved in 2006, one-third of the options granted are eligible for vesting.

Two-thirds (2/3) of the options will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the “2006-2008 Option Award”). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of options will become eligible for vesting based on the percentage of the average annual ROE target achieved, for example, with 10% being eligible for vesting at 66.67%. However, no options will be eligible for vesting for the 2006-2008 Option Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

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

Once the options are exercisable, the optionee may exercise all or any part of the vested option at any time prior to the earliest to occur of (i) the seventh anniversary of the date of grant, (ii) the first anniversary of the optionee’s termination of employment due to death or disability (as defined in the option agreement), (iii) the first anniversary of the optionee’s termination of employment by the Company without cause (for any reason other than due to death or disability), (iv) three months following the date of the optionee’s termination of employment by the optionee for any reason (other than due to death or disability), or (v) the date of the optionee’s termination of employment by the Company for cause (as defined in the option agreement).

Restricted Share Units.  In 2006, we granted 184,356 RSUs which vest in one-third tranches over three years. In 2007, we granted 120,387 RSUs to our employees which vest in one-third tranches over three years. In 2008, we granted 67,290 RSUs to our employees which vest in one-third tranches over three years. Vesting of a participant’s units may be accelerated, however, if the participant’s employment with the Company and its subsidiaries is terminated without cause (as defined in such participant’s award agreement), on account of the participant’s death or disability (as defined in such participant’s award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant’s award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

Recipients of the RSUs generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued; provided, however, that participants will be entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest. Participants may, however, be permitted by the Company to elect to defer the receipt of any ordinary shares upon the vesting of units, in which case payment will not be made until such time or times as the participant may elect. Payment of deferred share units would be in ordinary shares with any cash dividend equivalents credited with respect to such deferred share units paid in cash.

2004 Performance Share Awards.  On December 22, 2004, we granted an aggregate of 150,074 performance share awards to various employees of the Company. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets. With respect to the 2004 performance share awards, 17.16% of the total grant has vested. The remainder of the 2004 performance share grants was forfeited due to the non-achievement of performance targets.

2005 Performance Share Awards.  On March 3, 2005, we granted an aggregate of 123,002 performance share awards to various officers and other employees and an additional 8,225 performance share awards were granted in 2005. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets. All 2005 performance share awards were forfeited as the performance targets were not met.

2006 Performance Share Awards.  On February 16, 2006, we granted an aggregate of 316,912 performance share awards to various officers and other employees. We granted an additional 1,042 performance share awards on August 4, 2006. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets. Of the total grant, 92.2% have vested, with the remaining amounts forfeited due to performance targets not being met.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2006, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the

Company achieves its ROE target for the fiscal year ended December 31, 2006 (the “2006 Performance Award”). If the Company fails to reach the ROE target for the 2006 fiscal year, but its actual ROE for such year is not less than 66.67% of the target ROE, then a reduced number of performance shares will become eligible for vesting based on the percentage of target ROE achieved; for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will become eligible for vesting for the 2006 Performance Award if the ROE for the 2006 fiscal year is less than (i) 66.67% of the target ROE for such year or (ii) 10% in absolute terms. One-third of the grant based on the ROE target for 2006 is available for vesting as the 2006 ROE target was achieved.

Two-thirds (2/3) of the performance shares will become eligible for vesting and payable upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof, but only if the Company’s actual average annual ROE for the 2006, 2007 and 2008 fiscal years meets or exceeds the average annual ROE target for such period (the “2006-2008 Performance Award”). If the Company fails to achieve the average annual ROE target for the 2006, 2007 and 2008 fiscal years, but its actual average ROE for such period is not less than 66.67% of the average annual ROE target, then a reduced number of performance shares will become eligible for vesting based on the percentage of the average annual ROE target achieved; for example, with 10% becoming eligible for vesting at 66.67%. However, no performance shares will be eligible for vesting for the 2006-2008 Performance Award if the actual average annual ROE for the 2006, 2007 and 2008 fiscal years is less than (i) 66.67% of the average annual ROE target for such period or (ii) 10% in absolute terms.

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

One-quarter (1/4) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2007, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2007 Performance Award”). No performance shares will become eligible for vesting for the 2007 Performance Award if the ROE for the 2007 fiscal year is less than 10%. If the Company’s ROE for the 2007 fiscal year is between 10% and 15%, then 10% to 100% of the 2007 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2007 fiscal year is between 15% and 25%, then 100% to 200% of the 2007 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2007 ROE is greater than 25%. Based on the achievement of a 2007 ROE of 21.6%, 166% of one-quarter of the 2007 performance share awards is eligible for vesting.

One-quarter (1/4) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2008 Performance Award”). No performance shares will become eligible for vesting for the 2008 Performance Award if the ROE for the 2008 fiscal year is less than 10%. If the Company’s ROE for the 2008 fiscal year is between 10% and 15%, then 10% to 100% of the 2008 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2008 fiscal year is between 15% and 25%, then 100% to 200% of the 2008 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2008 ROE is greater than 25%. Based on the 2008 ROE of 3.3%, one-quarter of the 2007 performance share awards was forfeited.

One-quarter (1/4) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2009, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2009 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2009 fiscal year is less than 10%. If the Company’s ROE for the 2009 fiscal year is between 10% and 15%, then 10% to 100% of the 2009 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2009 fiscal year is between 15% and 25%, then 100% to 200% of the 2009 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2009 ROE is greater than 25%.

One-quarter (1/4) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2010 Performance Award if the ROE for the 2010 fiscal year is less than 10%. If the Company’s ROE for the 2010 fiscal year is between 10% and 15%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 15% and 25%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2010 ROE is greater than 25%.

Performance shares which are eligible for vesting, as described above, as part of the 2007 Performance Award, the 2009 Performance Award and the 2010 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such 2010 ROE is approved by the Board of Directors or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

2008 Performance Share Awards.  On April 29, 2008, the Compensation Committee approved a grant of an aggregate of 587,095 performance share awards with a grant date of May 2, 2008. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE targets.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2008, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2008 Performance Award”). No performance shares will become eligible for vesting for the 2008 Performance Award if the ROE for the 2008 fiscal year is less than 10%. If the Company’s ROE for the 2008 fiscal year is between 10% and 15%, then 10% to 100% of the 2008 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2008 fiscal year is between 15% and 25%, then 100% to 200% of the 2008 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2008 fiscal year is greater than 15% and the average ROE over 2008 and the immediately preceding fiscal year is less than 10%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2008 fiscal year is greater than 15% and the average ROE over 2008 and the immediately preceding fiscal year is 10% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2008 ROE is greater than 25%. Based on the achievement of a 2008 ROE of 3.3%, none of the 2008 Performance Award is eligible for vesting.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2009, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2009 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2009 fiscal year is less than 10%. If the Company’s ROE for the 2009 fiscal year is between 10% and 15%, then 10% to 100% of the 2009 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2009 fiscal year is between 15% and 25%, then 100% to 200% of the 2009 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2009 fiscal year is greater than 15% and the average ROE over 2009 and 2008 is less than 10%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2009 fiscal year is greater than 15% and the average ROE over 2009 and 2008 is 10% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2009 ROE is greater than 25%.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2010 Performance Award if the ROE for the 2010 fiscal year is less than 10%. If the Company’s ROE for the 2010 fiscal year is between 10% and 15%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 15% and 25%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2010 fiscal year is greater than 15% and the average ROE over 2010 and 2009 is less than 10%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 15% and the average ROE over 2010 and 2009 is 10% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 25%.

Performance shares which are eligible for vesting, as described above, as part of the 2008 Performance Award, the 2009 Performance Award and the 2010 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such 2010 ROE is approved by the Board of Directors or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

Employment-Related Agreements

The following information summarizes the (i) service agreements for Mr. O’Kane, which commenced on September 24, 2004, (ii) amended and restated service agreement for Mr. Cusack which became effective when he assumed his duties as Chief Operating Officer in May 2008, (iii) service agreement for Mr. Houghton dated April 3, 2007, (iv) employment agreement for Mr. Boornazian which commenced on January 12, 2004 (as supplemented by addendum dated February 5, 2008 and as further amended dated October 28, 2008 and December 31, 2008 and (v) service agreement for Mr. Few which commenced on March 10, 2005. In respect of each of the agreements with Messrs. O’Kane, Cusack, Houghton, Few and Boornazian:

(i) in the case of Messrs. O’Kane, Houghton and Cusack, employment terminates automatically when the employee reaches 65 years of age, but in the case of Mr. Few employment will terminate automatically when the employee reaches 60 years of age;

(ii) in the case of Messrs. O’Kane, Houghton, Cusack and Few, employment may be terminated for cause if:

•	the employee becomes bankrupt, is convicted of a criminal offence (other than a traffic violation or a crime with a penalty other than imprisonment), commits serious misconduct or other conduct bringing the employee or Aspen Holdings or any of its subsidiaries into disrepute;

•	the employee materially breaches any provisions of the service agreement or conducts himself in a manner prejudicial to the business;

•	the employee is disqualified from being a director in the case of Messrs. O’Kane, Cusack and Houghton; or

•	the employee breaches any code of conduct or ceases to be registered by any regulatory body;

(iii) in the case of Messrs. O’Kane, Cusack and Few, employment may be terminated if the employee materially breaches any provision of the shareholder’s agreement with Aspen Holdings and such breach is not cured by the employee within 21 days after receiving notice from the Company;

(iv) in the case of Mr. Boornazian employment may be terminated for cause if:

•	the employee’s willful misconduct is materially injurious to Aspen Re America or its affiliates;

•	the employee intentionally fails to act in accordance with the direction of the Chief Executive Officer or Board;

•	the employee is convicted of a felony;

•	the employee violates a law, rule or regulation that governs Aspen Re America’s business, has a material adverse effect on Aspen Re America’s business, or disqualifies him from employment; or

•	the employee intentionally breaches a non-compete or non-disclosure agreement;

(v) in the case of Messrs. O’Kane, Houghton, Cusack and Few, employment may be terminated by the employee without notice for good reason if:

•	the employee’s annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee’s duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his position;

•	the employee is removed from any of his positions (or in the case of Mr. O’Kane is not elected or re-elected to such positions);

•	an adverse change in the employee’s reporting relationship occurs in the case of Messrs. O’Kane, Cusack and Few; or

•	the employee is required to relocate more than 50 miles from the employee’s current office;

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee;

(vi) in the case of Mr. Boornazian, employment may be terminated by the employee for good reason upon 90 days’ notice if:

•	there is a material diminution in the employee’s responsibilities, duties or authority;

•	the employee’s annual salary is materially reduced; or

•	there is a material breach by the Company of the employment agreement;

(vii) in the case of Mr. O’Kane, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment to two times the sum of (x) the employee’s highest salary during the term of the agreement and (y) the average annual bonus paid to the executive in the previous three years (or lesser period if employed less than three years); and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. Fifty percent of this severance payment is paid to the employee within 14 days of the execution by the employee of a valid release and the remaining 50% is paid in four equal installments during the 12 months following the first anniversary of the date of termination, conditional on the employee complying with the non-solicitation provisions applying during that period;

(viii) in the case of Messrs. Houghton, Cusack and Few, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of (x) the employee’s highest salary rate during the term of the agreement and (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination; and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment;

(ix) in the case of Mr. Boornazian, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (i) any earned but unpaid salary, accrued but unused vacation days and any reimbursed business expenses; (ii) 50% of his salary; and (iii) 100% of his bonus potential pro rated by the number of days he was employed in the applicable year;

(x) in the case of Messrs. O’Kane, Houghton, Cusack, Few and Boornazian, if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, in the case of Mr. O’Kane, he may be entitled to excise tax gross-up payments;

(xi) the agreements contain provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(xii) in the case of Messrs. O’Kane, Houghton, Cusack and Few, the employees have for the benefit of their respective beneficiaries life insurance (and in the case of Mr. Boornazian, supplemental life insurance benefits). There are no key man insurance policies in place.

Christopher O’Kane.  Mr. O’Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer of Aspen Holdings and Aspen U.K. and director of both companies, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. O’Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O’Kane’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. O’Kane’s salary will be £480,000.

Richard Houghton.  Mr. Houghton entered into a service agreement with Aspen U.K. Services under which he agreed to serve as Chief Financial Officer of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Houghton shall be paid an annual salary of £320,000, subject to annual review. Mr. Houghton’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus, based on a bonus potential of 100% of salary which may be exceeded, to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Houghton’s salary will be £360,000.

Julian Cusack.  Mr. Cusack entered into service agreements with effect from May 1, 2008 to serve as Group Chief Operating Officer and to continue to serve as Chief Executive Officer and Chairman of Aspen Bermuda, terminable upon 12 months’ notice by either party. The agreements provide that Mr. Cusack shall be paid an annual salary of £350,000, subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of $180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. The service contracts also provide for the payment by the Company of

U.K. income tax attributable to the reimbursement of Bermuda housing expenses and home leave. Mr. Cusack’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus based on a bonus potential of 100% of his salary to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Cusack’s salary will be £360,000.

Brian Boornazian.  Mr. Boornazian entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President and Chief Underwriting Officer, Property Reinsurance, of Aspen Re America for a three-year term, with annual extensions thereafter. The agreement originally provided that Mr. Boornazian will be paid an annual salary of $330,000, subject to review from time to time, as well as a discretionary bonus, and shall be eligible to participate in all incentive compensation, retirement and deferred compensation plans available generally to senior officers. Effective April 1, 2009, Mr. Boornazian’s salary will be $500,000.

On February 5, 2008, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to include a clause in respect of change of control. Senior executives reporting to the Chief Executive Officer of the Company have service agreements that are consistent in their principal terms, including with respect to change-of-control provisions; however, this clause was not included in Mr. Boornazian’s original service agreement. The clause provides that if Mr. Boornazian is terminated without cause or resigns for good reason in the six-month period prior to a change in control or the two-year period after a change in control, all share options and other equity-based awards granted to Mr. Boornazian during the course of the agreement will immediately vest and remain exercisable in accordance with their terms. Mr. Boornazian’s agreement was further amended on October 28, 2008 and December 31, 2008 to reflect compliance with Internal Revenue Code Section 409A (“409A”).

James Few.  Mr. Few entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months’ notice by either party. The agreement originally provided that Mr. Few will be paid an annual salary of $400,000, subject to annual review. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Few’s salary will be $475,000.

Retirement Benefits

We do not have a defined benefit plan. Generally, retirement benefits are provided to our named executive officers according to their home country.

United Kingdom.  In the U.K. we have a defined contribution plan which was established in 2005 for our U.K. employees. All permanent and fixed term employees are eligible to join the plan. Messrs. O’Kane, Houghton, Cusack and Few were all participants in the plan during 2008. The employee contributes 3% of their base salary into the plan. The employer contributions made to the pension plan are based on a percentage of base salary based on the age of the employee. There are two scales: a standard scale for all U.K. participants; and a directors’ scale which applies to certain key senior employees who were founders of the Company or who are executive directors of our Board of Directors. Messrs O’Kane, Houghton and Cusack were paid employer contributions based on the directors’ scale.

	Employee		Company
	Contribution —		Contribution —
	Percentage of		Percentage of
Scale	Salary	Age of Employee	Employee’s Salary

Standard Scale	3%	18 - 19	5%
	3%	20 - 24	7%
	3%	25 - 29	8%
	3%	30 - 34	9.5%
	3%	35 - 39	10.5%
	3%	40 - 44	12%
	3%	45 - 49	13.5%
	3%	50 - 54	14.5%
	3%	55 plus	15.5%
Director Scale	3%	20 - 24	7%
	3%	25 - 29	8%
	3%	30 - 34	9.5%
	3%	35 - 39	12%
	3%	40 - 44	14%
	3%	45 - 49	16%
	3%	50 - 54	18%
	3%	55 plus	20%

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

In the event of death in service before retirement, the pension plan provides a lump sum death benefit equal to four times the employee’s basic salary, plus, where applicable, a dependent’s pension equal to 30% of the employee’s basic salary and a children’s pension equal to 15% of the employee’s basic salary for one child and up to 30% of the employee’s basic salary for two or more children. Under U.K. legislation, these benefits are subject to notional earnings limits (currently £108,600 for 2006/2007, £112,800 for 2007/2008 and £117,600 for 2008/2009). Where an employee’s basic salary is greater than the notional earnings maximum, an additional benefit is provided through a separate cover outside the pension plan.

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

Discretionary profit sharing contributions are made annually to all employees by Aspen U.S. Services and are based on the following formula:

Contribution
by the
Company as a
Percentage of
Employee’s
Age of Employee	Salary

20 - 29	3%
30 - 39	4%
40 - 49	5%
50 and older	6%

Profit sharing contributions are paid in the first quarter of each year in respect the previous fiscal year. The profit sharing contributions are subject to a limit based on the employees’ earnings as set by the IRS annually. The profit sharing contributions are subject to the following vesting schedule:

Vesting
Years of Vesting Service	Percentage

Less than 3 years	0%
3 years	100%

Once the employee has three years of service, his or her profit sharing contributions are fully vested and all future contributions are vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase ordinary shares and other stock awards by the named executive officers during the twelve months ended December 31, 2008:

		Option Awards							Stock Awards
													Equity
											Equity		Incentive Plan
					Equity						Incentive		Awards:
					Incentive						Plan Awards:		Market
					Plan Awards:					Market	Number of		Value or
		Number of			Number of				Number of	Value of	Unearned		Payout Value
		Securities		Number of	Securities				Shares or	Shares or	Shares,		of Unearned
		Underlying		Securities	Underlying				Units of	Units of	Units or		Shares, Units or
		Unexercised		Underlying	Unexercised				Stock That	Stock That	Other Rights		Other Rights
		Options (#)		Unexercised	Unearned		Option	Option	Have Not	Have Not	That Have		That Have
	Year of	Exercisable		Options (#)	Options		Exercise	Expiration	Vested (#)	Vested	Not Vested		Not Vested
Name	Grant	(1)		Unexercisable	(#)(1)		Price ($)	Date	(1)	($)(2)	(#)(1)		($)(2)

Christopher O’Kane	2003	850,295		141,535	—		$16.20	08/20/2013			—		—
	2004	23,603	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			—	(6)	—
	2006	—			87,713	(5)	$23.65	02/16/2016			5,847	(7)	$141,790
	2007	—		75,988	—		$27.28	05/04/2014			52,186	(8)	$1,265,511
	2008										38,277	(9)	$928,217
Richard Houghton	2007	—		12,158	—		$27.28	05/04/2014	5,333	$129,325	8,349	(8)	$202,463
	2008										17,863	(9)	$433,178
Julian Cusack	2003	160,215		48,259	—		$16.20	08/20/2013			—		—
	2004	14,162	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			—	(6)	—
	2006	—			59,029	(5)	$23.65	02/16/2016			3,935	(7)	$95,424
	2007	—		18,997	—		$27.28	05/04/2014			13,047	(8)	$316,390
	2008										17,863	(9)	$433,178
Brian Boornazian	2004	7,868	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			—	(6)	—
	2006	—			51,859	(5)	$23.65	02/16/2016			3,457	(7)	$83,832
	2007	—		45,593	—		$27.28	05/04/2014			31,312	(8)	$759,316
	2008										19,139	(9)	$464,121
James Few	2003	83,955		13,975	—		$16.20	08/20/2013			—		—
	2004	35,404	(3)		—	(3)	$24.44	12/23/2014			—		—
	2005	—	(4)		—	(4)	$25.88	03/03/2015			—	(6)	—
	2006	—			63,404	(5)	$23.65	02/16/2016			5,159	(7)	$125,106
	2007	—		41,793	—		$27.28	05/04/2014			28,703	(8)	$696,048
	2008										15,311	(9)	$371,292

(1)	For a description of the terms of the grants and the related vesting schedule, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan” above.

(2)	Calculated based upon the closing price of $24.25 per share of the Company’s ordinary shares at December 31, 2008.

(3)	As the performance targets for the 2004 options were not fully met based on the 2004 ROE achieved, 51.48% of the grant vested and the remaining portion of the grant was forfeited.

(4)	As the performance targets have not been met, the 2005 options were forfeited.

(5)	The 2006 options will become exercisable on the date our external auditors complete the audit of our financial statements containing the information necessary to compute the ROE for 2008, i.e., upon the filing of this report. The table assumes a full vesting of one-third of the options based on the achievement of the 2006 ROE and 88.3% vesting for two-thirds of the grant based on the average three year (2006-2008) ROE which was less than the average target ROE for the three-year period.

(6)	With respect to the 2005 performance shares, of which one-third of the grant is earned based on the achievement of the 2005 ROE target and two-thirds have a performance condition based on an average three-year (2005-2007) ROE, one-third of the grants has been forfeited as the 2005 ROE target has not been met. As the performance target for 2005, and the average performance target for 2005-2007 were not met, the entire grant has been forfeited.

(7)	The 2006 performance shares will vest on the date our external auditors complete the audit of our financial statements containing the information necessary to compute the ROE for 2008, i.e., upon the filing of this report. With respect to the 2006 performance shares, of which one-third of the grant is earned based on achievement of the 2006 ROE target and two-thirds have a performance condition based on an average three year (2006-2008) ROE, the table assumes that one-third of the grants is eligible for vesting as the 2006 ROE target has been met and a scale back of two-thirds of the grant based on the average three year (2006-2008) ROE as it was less than the average target ROE for the three-year period. Of the total grant, 92.2% has vested.

(8)	With respect to the 2007 performance shares, amount represents (i) 166% vesting in respect of one-fourth of the initial grant as our ROE for 2007 was 21.6%, (ii) no vesting for one-fourth of the grant in respect of the 2008 ROE as it was less than 10% and (iii) assumes a vesting of 100% for the remaining half of the grant.

(9)	With respect to the 2008 performance shares, amount represents no vesting in respect of one-third of the initial grant as our ROE for 2008 was less than 10%, and assumes a vesting of 100% for the remaining two-thirds of the grant.

Option Exercises and Stock Vested

The following table summarizes stock option exercises and share issuances by our named executive officers during the twelve months ended December 31, 2008:

	Option Awards			Stock Awards
	Number of			Number of
	Shares			Shares
	Acquired on	Value Realized on		Acquired on	Value Realized
Name	Exercise (#)	Exercise ($)		Vesting (#)	on Vesting ($)(2)

Christopher O’Kane	—	—		—	—
Richard Houghton	—	—		2,667	$69,715
Julian Cusack	17,130	$176,869	(1)	—	—
Brian Boornazian	—	—		—	—
James Few	—	—		—	—

(1)	Value realized is calculated based on the sale price on the date of exercise less the exercise price.

(2)	The restricted share units (net of tax) for Mr. Houghton vested on May 2, 2008. The market value was calculated based on the closing price of $26.14 on May 2, 2008.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason (as defined in their respective employment agreements), each as of December 31, 2008, the following individuals would be entitled to payments and to accelerated vesting of their outstanding equity awards, as described in the table below:

	Christopher O’Kane (1)				Richard Houghton (1)				Julian Cusack
			Value of				Value of				Value of
	Total Cash		Accelerated		Total Cash		Accelerated		Total Cash		Accelerated
	Payout		Equity Awards		Payout		Equity Awards		Payout		Equity Awards

Termination without Cause (or other than for Cause) or for Good Reason(2)	$4,167,900	(6)	—		$1,574,540	(8)	—		$1,365,006	(10)	—
Death(3)	$1,250,370		—		$648,340		—		$648,340		—
Disability(4)	$416,790		—		$324,170		—		$324,170		—
Change in Control(5)	$4,167,900	(6)	$4,353,854	(7)	$1,574,540	(8)	$1,036,872	(9)	$1,365,006	(10)	$1,582,989	(11)

(1)	The calculations for the payouts for Messrs. O’Kane and Houghton were converted from British Pounds into U.S. Dollars at the average exchange rate of $1.8524 to £1 for 2008.

(2)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(3)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2008.

(4)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.

(5)	The total cash payout and the acceleration of vesting are provided only if the employment of the above named executive is terminated by the Company without Cause or by the executive with Good Reason (as described above under “Employment-Related Agreements” and as defined in each of the individual’s respective employment agreement) within the six-month period prior to a change in control or within a two-year period after a change in control. The occurrence of any of the following events constitutes a “Change in Control”:

(A)	the sale or disposition, in one or a series of related transactions, of all or substantially all, of the assets of the Company to any person or group (other than (x) any subsidiary of the Company or (y) any entity that is a holding company of the Company (other than any holding company which became a holding company in a transaction that resulted in a Change in Control) or any subsidiary of such holding company);

(B)	any person or group is or becomes the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the voting shares of the Company (or any entity which is the beneficial owner of more than 50% of the combined voting power of the voting shares of the Company), including by way of merger, consolidation, tender or exchange offer or otherwise; excluding, however, the following: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (iv) any acquisition by a person or group if immediately after such acquisition a person or group who is a shareholder of the Company on the effective date of our 2003 Share Incentive Plan continues to own voting power of the voting shares of the Company that is greater than the voting power owned by such acquiring person or group;

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

(D)	a change in the composition of the Board such that the individuals who, as of the effective date of the 2003 Share Incentive Plan, constitute the Board of Directors (such Board of Directors shall be referred to for purposes of this section only as the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that for purposes of this definition, any individual who becomes a member of the Board of Directors subsequent to the Effective Date, whose election, or nomination for election, by a majority of those individuals who are members of the Board of Directors and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of the Incumbent Board; and, provided further, however, that any such individual whose initial assumption of office occurs as the result of or in connection with either an actual or threatened election contest (as such terms are used in Rule 14a-11 or Regulation 14A of the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of an entity other than the Board of Directors shall not be so considered as a member of the Incumbent Board.

(6)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. O’Kane for the previous three years ($833,580) plus twice the sum of the highest salary paid during the term of the agreement ($833,580) and the average bonus actually earned during three years immediately prior to termination ($833,580). Mr. O’Kane’s agreement includes provisions with respect the treatment of “parachute payments” under the U.S. Internal Revenue Code. As Mr. O’Kane is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(7)	Represents the acceleration of vesting of the unearned portion of the 2003 options, the entire grant of the 2006 options and 2006 performance shares, the entire grant of the 2007 options and 2007 performance shares and the entire 2008 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2008 of $24.25. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2008. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, and (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

(8)	Represents Mr. Houghton’s bonus for 2007 ($463,100), which included a guaranteed bonus of £200,000, as Mr. Houghton was hired in 2007 and therefore an average bonus over a three-year period preceding termination is not applicable, plus the sum of the highest salary paid during the term of the agreement ($648,340) and the average bonus actually earned during three years immediately prior to termination ($463,100).

(9)	Represents the acceleration of vesting of the entire grant of the 2007 options and 2007 performance shares, the entire grant of the 2008 performance shares, as well as restricted share units. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2008 of $24.25. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2008.

(10)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Cusack for the previous three years ($358,333) plus the sum of the highest salary paid during the term of the agreement ($648,340) and the average bonus actually earned during three years immediately prior to termination ($358,333). Mr. Cusack’s agreement includes provisions with respect the treatment of “parachute payments” under the U.S. Internal Revenue Code. As Mr. Cusack is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(11)	Represents the acceleration of vesting of the unearned portion of the 2003 options, the entire grant of 2006 options and 2006 performance shares, the entire grant of the 2007 options and 2007 performance shares, and the entire grant of 2008 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2008 of $24.25. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2008. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as the 2005 performance targets were not met and the performance shares were forfeited and (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

	Brian Boornazian				James Few
			Value of				Value of
			Accelerated				Accelerated
	Total Cash		Equity		Total Cash		Equity
	Payout		Awards		Payout		Awards

Termination without Cause (or other than for Cause) or for Good Reason(1)	$869,500	(2)	—		$1,466,667	(6)	—
Death	$634,500	(3)	—		$517,500	(7)	—
Disability	$634,500	(3)	—		$225,000	(8)	—
Change in Control	$869,500	(4)	$1,787,631	(5)	$1,466,667	(6)(9)	$1,732,629	(9)(10)

(1)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(2)	Represents 100% of the bonus potential for 2008 and 50% of annual base salary.

(3)	Mr. Boornazian would be entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2008.

(4)	On February 5, 2008, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to include a Change-in-Control provision. In the event of a change in control, Mr. Boornazian would be entitled to 50% of his annual base salary and 100% of the bonus potential based on the actual bonus earned for the year in which the date of termination occurs. See “Employment Agreements — Brian Boornazian.”

(5)	Represents the acceleration of vesting of the entire grant of 2006 options and 2006 performance shares, the entire grant of the 2007 options and the 2007 performance shares and the entire grant of the 2008 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2008 of $24.25. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2008. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as the performance targets were not met and the performance shares were forfeited and (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

(6)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Few for the previous three years ($508,333) plus the sum of the highest salary paid during the term of the agreement ($450,000) and the average bonus actually earned during three years immediately prior to termination ($508,333).

(7)	In respect of death, Mr. Few would be entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of bonus potential for 2008.

(8)	In respect of disability, Mr. Few would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage.

(9)	Same as Footnote 5 in the table above.

(10)	Represents the acceleration of vesting of the unearned portion of the 2003 options, the entire grant of 2006 options and 2006 performance shares, the entire grant of the 2007 options and 2007 performance shares, and the entire grant of 2008 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2008 of $24.25. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2008. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards, as the performance targets were not met and the performance shares were forfeited and (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. A change in control does not affect the amount or timing of these cash severance payments.

Non-Employee Director Compensation

						Grant Date
						Fair Value	Grant Date
						of 2008	Fair Value
	Fees Earned	Stock	Option			Stock	of 2008
	or Paid in	Awards	Awards	All Other		Awards	Options
Name	Cash ($)(1)	($)(2)	($)(3)	Compensation ($)	Total ($)	(#)(4)	(#)(5)

Liaquat Ahamed (5)	$79,404	$65,018	—	—	$144,422	$50,006	—
Matthew Botein (6)	$72,281	$65,635	—	—	$137,916	$50,006	—
Richard Bucknall (7)	$133,442	$65,635	—	—	$199,077	$50,006	—
John Cavoores (8)	$77,281	$69,230	$3,342	—	$149,853	$50,006	—
Ian Cormack (9)	$137,281	$69,230	$16,691	—	$223,202	$50,006	—
Heidi Hutter (10)	$141,232	$69,230	$27,099	—	$237,561	$50,006	—
Glyn Jones (11)	$370,480	$133,514	$3,342	—	$507,336	$199,997	—
David Kelso (12)	$87,281	$69,230	$6,285	—	$162,796	$50,006	—
Norman Rosenthal (13)	$87,281	$69,230	$16,691	—	$173,202	$50,006	—

(1)	Effective July 2007, for directors who are paid for their services to Aspen Holdings in British Pounds rather than U.S. Dollars such as Mr. Bucknall, his remuneration is converted at an exchange rate of $1.779:£1. For fees paid to directors in British Pounds such as Mr. Jones for his salary of £200,000, and Ms. Hutter and Mr. Bucknall, for their services to AMAL, for reporting purposes, an exchange rate of $1.8524:£1 has been used for 2008, the average rate of exchange.

(2)	Consists of performance share awards and restricted share units. Valuation is based on the FAS 123(R) cost of all outstanding awards as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.

(3)	Consists of stock options. Valuation is based on the FAS 123(R) cost of all outstanding options as recognized in Note 16 of our financial statements, without regard to forfeiture assumptions.

(4)	Valuation is based on the dollar amount of restricted share units granted in 2008 recognized for financial statement purposes pursuant to FAS 123(R). For restricted share units granted on May 2, 2008, the FAS 123(R) value is $26.14. Refer to Note 16 of our financial statements with respect to non-employee director awards.

(5)	Represents the pro rata amount of the annual fee of $72,500 through February 6, 2008, the pro rata amount of the board fee of $50,000 from February 6, 2008, $25,000 attendance fee ($5,000 for each board meeting attended by a director) and the pro rated amount of $5,000 for serving as the Chair of the Investment Committee with effect on April 30, 2008. Mr. Ahamed was granted 847 restricted share units on February 8, 2008 representing the pro rata amount of restricted share units granted to members of the Board on May 4, 2007 and 1,913 restricted share units on May 2, 2008, of which 1,820 have vested and have been issued.

(6)	Represents the pro rata amount of the annual fee of $72,500 through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008 and $20,000 attendance fee ($5,000 for each board meeting attended by a director). Mr. Botein was granted 1,913 restricted share units on May 2, 2008, of which 1,115 have vested as at December 31, 2008 and have been issued. Mr. Botein also holds 1,500 ordinary shares which have been issued upon vesting of the restricted share units granted in 2007.

(7)	Represents the pro rata amount of the annual fee of $72,500, through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008, $25,000 attendance fee ($5,000 for each board meeting attended by a director), $10,000 for serving on the Audit Committee, $5,000 for serving as the Chair of the Compensation Committee, $10,000 for serving as director of Aspen U.K., and the pro rata amount of £20,000 for serving as director of AMAL from February 28, 2008. Mr. Bucknall was granted 1,913 restricted share units on May 2, 2008, of which 1,115 have vested as at December 31,

2008 and have been issued. Mr. Bucknall also holds 7,000 ordinary shares which include the issuance of 1,500 ordinary shares upon the vesting of restricted share units granted in 2007.

(8)	Represents the pro rata amount of the annual fee of $72,500, through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008 and $25,000 attendance fee ($5,000 for each board meeting attended by a director). Mr. Cavoores was granted 1,913 restricted share units on May 2, 2008, of which 1,115 had vested as at December 31, 2008 and have been issued. Mr. Cavoores also holds 1,845 ordinary shares which have been issued upon the vesting of the restricted share units granted in 2007. Mr. Cavoores also holds 2,012 unvested options.

(9)	Represents the pro rata amount of the annual fee of $72,500, through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008, $25,000 attendance fee ($5,000 for each board meeting attended by a director), $25,000 fee for serving as the Audit Committee Chairman, $10,000 for serving on the Board of Aspen U.K. and $25,000 for serving as the Chair of the Audit Committee of Aspen U.K. Mr. Cormack holds a total of 45,175 options as at December 31, 2008, of which 34,926 options have vested. Mr. Cormack was granted 1,913 restricted share units on May 2, 2008, of which 1,115 had vested as at December 31, 2008. Mr. Cormack also holds 4,015 ordinary shares including the issuance of 1,845 ordinary shares upon the vesting of restricted share units granted in 2007.

(10)	Represents the pro rata amount of the annual fee of $72,500, through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008, $25,000 attendance fee ($5,000 for each board meeting attended by a director), $10,000 for serving as a member of the Audit Committee, $5,000 for serving as the Chair of the Risk Committee, $10,000 for serving on the Board of Aspen U.K. and the pro rata amount of £25,000 for serving as the Chair of AMAL from February 28, 2008. Eighty percent of the total compensation is paid to The Black Diamond Group LLC, of which Ms. Hutter is the Chief Executive Officer. Ms. Hutter holds a total of 85,925 options as at December 31, 2008, of which 69,861 options have vested. Ms. Hutter was granted 1,913 restricted share units on May 2, 2008, of which 1,115 had vested as at December 31, 2008 and have been issued. Ms. Hutter also holds 6,185 ordinary shares including the issuance of 1,845 ordinary shares upon the vesting of restricted share units granted in 2007.

(11)	Represents Mr. Jones’ annual salary of £200,000 (converted at £1: $1.8524). In connection with his appointment as Chairman in 2007, Mr. Jones was granted 7,380 restricted share units, 1/3rd of which vests annually from the grant date; 2,460 shares have vested and have been issued. Mr. Jones was also granted 7,651 restricted share units on May 2, 2008, 1/3rd of which vests annually from the date of grant. Mr. Jones also holds 2,012 unvested options.

(12)	Represents the pro rata amount of the annual fee of $72,500, through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008, $25,000 attendance fee ($5,000 for each board meeting attended by a director) and $10,000 for serving as a member of the Audit Committee. Mr. Kelso holds 4,435 outstanding unvested options as at December 31, 2008. Mr. Kelso was granted 1,913 restricted share units on May 2, 2008, of which 1,115 have vested as at December 31, 2008 and have been issued. Mr. Kelso also holds 3,845 ordinary shares including the issuance of 1,845 ordinary shares upon the vesting of restricted share units granted in 2007.

(13)	Represents the pro rata amount of the annual fee of $72,500, through February 6, 2008, the pro rata amount of the annual board fee of $50,000 from February 6, 2008, $25,000 attendance fee ($5,000 for each board meeting attended by a director) and $10,000 for serving as a member of the Audit Committee. Dr. Rosenthal holds a total of 45,175 options as at December 31, 2008, of which 34,926 options have vested. Dr. Rosenthal was granted 1,913 restricted share units on May 2, 2008, of which 1,115 have vested as at December 31, 2008 and have been issued. Dr. Rosenthal also holds 8,695 ordinary shares including the issuance of 1,845 ordinary shares upon the vesting of restricted share units granted in 2007. Dr. Rosenthal will not be standing for re-election at the next annual general meeting on April 29, 2009. In recognition of his years of service to the Company, the Compensation Committee agreed that any unvested portions of previously awarded equity will vest on April 29, 2009. Dr. Rosenthal will have a year from such date to exercise his options. His unvested restricted share units will vest in accordance with their terms, subject to the final tranche vesting on April 29, 2009.

Summary of Non-Employee Director Compensation

Annual Fees.  The compensation of non-executive directors is benchmarked against peer companies and companies listed on the FTSE 250, taking into account complexity, time commitment and committee duties. With effect from February 8, 2007, members of our Board of Directors who are not otherwise affiliated with the Company as employees or officers were paid an annual fee of $72,500. With effect from February 6, 2008, this fee structure was replaced by an annual fee of $50,000, plus a fee of $5,000 for each board meeting (or single group of board and/or committee meetings) attended by the director. Directors who are not employees of the Company, other than the Chairman, are entitled to an annual grant of $50,000 in restricted share units. The Chairman is entitled to an annual grant of $200,000 in restricted share units.

The chairman of each committee of our Board of Directors (other than if the Chair is also the Chairman of the Board) other than the Audit Committee receives an additional $5,000 per annum and the Audit Committee chairman receives an additional $25,000 per annum. Other members of the Audit Committee also receive an additional $10,000 per annum for service on that Committee. In addition, members of our Board of Directors who are also members of the Board of Directors of Aspen U.K. receive an additional $10,000 (Messrs. Bucknall and Cormack and Ms. Hutter). Mr. Cormack also receives an additional $25,000 for serving as the Chairman of the Audit Committee of Aspen U.K. Ms. Hutter also receives £25,000 for serving as the Chair of AMAL and Mr. Bucknall receives £20,000 for serving as a director of AMAL.

Mr. Jones received an annual salary of £200,000 for 2008 for serving as Chairman of our Board of Directors. Mr. Jones’ annual salary for 2009 will remain at £200,000.

Non-Employee Directors Stock Option Plan.  At our annual general meeting of shareholders held on May 25, 2006, our shareholders approved the 2006 Stock Option Plan for non-employee directors of the Company (“2006 Stock Option Plan”) under which a total of 400,000 ordinary shares may be issued in relation to options granted under the 2006 Stock Option Plan. At our annual general meeting on May 2, 2007, the 2006 Stock Option Plan was amended and renamed the 2006 Stock Incentive Plan for Non-Employee Directors (the “Amended 2006 Stock Option Plan”) to allow the issuance of restricted share units.

Following the annual general meeting of our shareholders, on May 25, 2006, our Board of Directors approved the grant of 4,435 options under the 2006 Stock Option Plan for each of the non-employee directors at the time. Eighty percent of the options granted to Ms. Hutter were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Messrs. Cavoores and Jones were not members of the Board of Directors at the time of grant, and therefore did not receive any options until following their appointment. The exercise price is $21.96, the average of the high and low prices of the Company’s ordinary shares on the date of grant (May 25, 2006). Each of Messrs. Jones and Cavoores were granted 2,012 options on July 30, 2007, representing a pro rated amount of the options granted to the directors in 2006, as they joined the Board on October 30, 2006 and did not receive options in such year. Subject to the grantee’s continued service as a director, the options will vest on the third anniversary of the grant date.

Following the annual general meeting on May 2, 2007, our Board of Directors approved the grant of 1,845 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units is May 4, 2007 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. In addition, Mr. Ahamed was granted 847 restricted share units on February 8, 2008, representing a pro rated amount of the restricted share units granted to the directors in 2007, as he joined the Board on October 31, 2007 and did not receive any restricted share units in such year. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share units will be paid out on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board. In connection with Mr. Jones’ appointment as our Chairman, he was granted 7,380 ordinary shares with a grant date of May 4, 2007, one-third of which vests annually over a three-year period from the date of grant.

On April 30, 2008, our Board of Directors approved the grant of 1,913 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units is May 2, 2008 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. All restricted share units which vest as at December 31, 2008 will be issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board. Mr. Jones was granted 7,651 ordinary shares with a grant date of May 2, 2008, one-third of which vests annually over a three-year period from the date of grant.

Compensation Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

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

Compensation Committee Richard Bucknall (Chair) Matthew Botein John Cavoores

February 26, 2009

Audit Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the Board of Directors with respect to the Company’s financial statements for the year ended December 31, 2008. The Audit Committee held four meetings in 2008.

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

In performing its oversight role in connection with the audit of the Company’s financial statements for the year ended December 31, 2008, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, as amended; and (3) received the written disclosures and the letter from the independent registered public accounting firm and reviewed and discussed with the independent registered public accounting firm the matters required by the Public Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the United States Securities and Exchange Commission (“SEC”) and for presentation to the shareholders at the 2009 Annual General Meeting.

Audit Committee Ian Cormack (Chair) Richard Bucknall Heidi Hutter David Kelso Norman L. Rosenthal

February 26, 2009

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 17, 2009 (including, in this table only, options that would be exercisable by March 19, 2009) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 17, 2009, 81,534,032 ordinary shares were outstanding.

		Percentage of
	Number of Ordinary	Ordinary Shares
Name and Address of Beneficial Owner(1)	Shares(2)	Outstanding(2)

Barclays Global Investors, NA (3)	4,363,103	5.3%
400 Howard Street San Francisco, CA 94105
Snow Capital Management, L.P. (4)	3,953,384	4.8%
2100 Georgetowne Drive, Suite 400 Sewickley, PA 15143
FMR LLC (5)	3,491,806	4.2%
82 Devonshire Street Boston, MA 02109
Glyn Jones	2,460	*
Christopher O’Kane (6)	998,628	1.2%
Richard Houghton	1,573	*
Julian Cusack (7)	237,580	*
Brian Boornazian (8)	83,628	*
James Few (9)	192,212	*
Liaquat Ahamed (10)	2,438	*
Matthew Botein (11)	3,092	*
Richard Bucknall (12)	8,592	*
John Cavoores (13)	3,437	*
Ian Cormack (14)	40,533	*
Heidi Hutter (15)	77,638	*
David Kelso (16)	5,437	*
Norman Rosenthal (17)	45,213	*
All directors and executive officers as a group (22 persons)	2,007,676	2.4%

*	Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda.

(2)	Represents the outstanding ordinary shares. With respect to the directors and officers, includes the vested options exercisable and awards issuable for ordinary shares.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	As filed with the SEC on Schedule 13G by Barclays Global Investors, NA on February 5, 2009. Barclays Global Investors, NA holds sole dispositive power over 2,242,228 ordinary shares and Barclays Global Fund Advisors holds sole dispositive power over 2,120,875 ordinary shares.

(4)	As filed with the SEC on Schedule 13G/A by Snow Capital Management, L.P. on February 11, 2009.

(5)	As filed with the SEC on Schedule 13G/A by FMR LLC on February 17, 2009. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under the Investment Adviser Act of 1940, is the beneficial owner of 3,032,506 ordinary shares, as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Pyramis Global Advisors Trust Company, 53 State Street, Boston, MA, 02109, an indirect wholly-owned, subsidiary of FMR LLC, is the beneficial owner of 454,100 ordinary shares. FIL Limited, Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to non-U.S. investment companies and certain institutional investors, is the beneficial owner of 5,200 ordinary shares.

(6)	Includes 31,170 ordinary shares, 961,611 ordinary shares issuable upon exercise of vested options as well as 5,847 performance shares that vest and are issuable upon filing of this report, held by Mr. O’Kane.

(7)	Represents ordinary shares issuable upon exercise of 233,406 vested options and 3,935 performance shares that vest and are issuable upon filing of this report, held by Mr. Cusack.

(8)	Includes 20,444 ordinary shares, 59,727 ordinary shares issuable upon exercise of vested options and 3,457 performance shares that vest and are issuable upon filing of this report, held by Mr. Boornazian.

(9)	Includes 4,290 ordinary shares, 182,763 ordinary shares issuable upon exercise of vested options and 5,159 performance shares that vest and are issuable upon filing of this report, held by Mr. Few.

(10)	Represents 1,820 ordinary shares and 618 vested restricted share units that are issuable.

(11)	Represents 2,615 ordinary shares and 477 vested restricted share units that are issuable.

(12)	Represents 8,115 ordinary shares and 477 vested restricted share units that are issuable.

(13)	Represents 2,960 ordinary shares and 477 vested restricted share units that are issuable.

(14)	Includes 5,130 ordinary shares, 34,926 ordinary shares issuable upon exercise of vested options held by Mr. Cormack and 477 vested restricted share units that are issuable.

(15)	Ms. Hutter, one of our directors, is the beneficial owner of 1,462 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 5,838 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 69,861 ordinary shares and 477 vested restricted share units that are issuable.

(16)	Includes 4,960 ordinary shares and 477 vested restricted share units that are issuable.

(17)	Includes 9,810 ordinary shares, 34,926 ordinary shares issuable upon exercise of vested options held by Dr. Rosenthal and 477 vested restricted share units that are issuable. Dr. Rosenthal, one of our directors, was nominated by Blackstone and appointed by the Board of Directors. Dr. Rosenthal disclaims beneficial ownership of any ordinary shares held by Blackstone from time to time. The business address of Dr. Rosenthal is c/o Norman L. Rosenthal & Associates, Inc., 415 Spruce Street, Philadelphia, PA 19106.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company’s 2003 Share Incentive Plan and the Amended 2006 Stock Option Plan as of December 31, 2008. The 2003 Share Incentive Plan, as amended, and the 2006 Stock Option Plan were approved by shareholders at our annual general meetings.

	A	B	C
Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise	Equity Compensation
	Be Issued Upon Exercise	of Price of Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights(1)	Column A)

Equity compensation plans approved by security holders	5,010,319	$14.75	3,526,136
Equity compensation plans not approved by security holders	—	—	—
Total	5,010,319	$14.75	3,526,136

(1)	The weighted average exercise price calculation includes option exercise prices between $16.20 and $27.28 plus outstanding restricted share units and performance shares which have a $Nil exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Under the NYSE Corporate Governance Standards applicable to U.S. domestic issuers, a majority of the Board of Directors (and each member of the Audit, Compensation and Nominating and Corporate Governance Committees) must be independent. The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The Board of Directors may determine a director to be independent if the director has no disqualifying relationship as enumerated in the NYSE Corporate Governance Standards and if the Board of Directors has affirmatively determined that the director has no direct or indirect material relationship with the Company. Independence determinations are made on an annual basis at the time the Board of Directors approves director nominees for inclusion in the annual proxy statement and, if a director joins the Board of Directors between annual meetings, at such time.

Our Board of Directors reviews various transactions, relationships and arrangements of individual directors in determining whether they are independent. With respect to Mr. Botein, the Board of Directors considered the Company’s 2008 transactions, if any, with Integro Limited, an insurance broker and his position on the Board of Cyrus Reinsurance Holdings Limited and Cyrus Reinsurance Holdings II Limited (collectively “Cyrus”), sidecars Highfields formed with XL Capital. With respect to Mr. Cavoores, the Board considered his position on the Board of Cyrus and his advisory services to The Blackstone Group. In connection with Dr. Rosenthal’s independence, the Board of Directors reviewed reinsurance arrangements between the Company and affiliates of The Plymouth Rock Company, an insurance company, and transactions with Arthur J. Gallagher, an insurance broker. In addition, the Board of Directors considered Mr. Cormack’s role as a non-executive director of Pearl Assurance Group Ltd., Pearl Assurance, London Life Assurance, National Provident Assurance and Europe-Arab Bank plc as well as his positions as Chairman of Aberdeen Growth Opportunities Venture Capital Trust 2 plc, Entertaining Finance Ltd., Bank Training and Development Ltd., Carbon Reductions Ltd. and Deputy Chairman of Qatar Insurance Platform.

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

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2008 and 2007 by KPMG Audit Plc (“KPMG”), the Company’s principal accounting firm.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007
	($ in thousands)

Audit Fees (a)	$2,685.3	$2,009.3
Audit-Related Fees (b)	$206.0	$382.5
Tax Fees (c)	—	—
All Other Fees (d)	—	—

Total Fees	$2,891.3	$2,391.8

(a)	Audit fees related to the audit of the Company’s financial statements for the twelve months ended December 31, 2008 and 2007, the review of the financial statements included in our quarterly reports on Form 10-Q during 2008 and 2007 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.

(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above).

(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.

(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

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

3.  Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.6	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.7	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.8	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.9	Form of Certificate of Designations of the Company’s Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.10	Specimen Certificate for the Company’s Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.11	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

Exhibit
Number	Description

10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*
10.4	Service Agreement between Julian Cusack and Aspen Insurance UK Services Limited, dated May 1, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.5	Amended and Restated Service Agreement between Julian Cusack and the Company, dated May 13, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.6	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.7	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.8	Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*
10.9	Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, and filed with this report*
10.10	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated April 19, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed May 9, 2007)
10.11	Letter Agreement between Aspen Insurance Holdings Limited and Julian Cusack, dated November 1, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2007)*
10.12	Service Agreement dated April 3, 2007 among Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2007)*
10.13	Amendment to Richard David Houghton’s Service Agreement, dated May 13, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.14	Letter to Richard David Houghton dated April 3, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007)*
10.15	Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*
10.16	Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*

Exhibit
Number	Description

10.17	Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.18	Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.19	Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*
10.20	Aspen Insurance Holdings Limited 2008 Sharesave Scheme (incorporated herein by reference to exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on November 4, 2008)*
10.21	Five-Year Credit Agreement, dated as of August 2, 2005, by and among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005)
10.22	Amendment, dated as of April 13, 2006, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)
10.23	Second Amendment, dated as of June 28, 2007, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2007)
10.24	Commitment Increase Supplement, dated September 1, 2006, to the Credit Agreement dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006)
10.25	Form of Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company’s 2005 Registration Statement on Form F-3 (Registration No. 333-122571))*
10.26	Form of First Amendment to Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders, dated as of May 4, 2007 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.27	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.28	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*

Exhibit
Number	Description

10.29	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.30	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.31	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.32	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few (incorporated herein by reference to exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2005, filed on November 9, 2005)*
10.33	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.34	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.35	Amendment to Form of 2006 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.36	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.37	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.38	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*
10.39	Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.40	Form of Restricted Share Unit Award Agreement, filed with this report*
10.41	Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.42	Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated herein by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.43	Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.44	Form of Performance Share Award relating to performance shares granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.45	Amendment to Form of 2007 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.46	Form of 2008 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*

Exhibit
Number	Description

10.47	Share Purchase Agreement, dated May 13, 2008, among the Company, Halifax EES Trustees International Limited and various Candover Investments plc entities (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2008)
10.48	Master Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.49	Supplemental Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.50	Supplemental Confirmation, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)
10.51	Amendment Agreement, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)
10.52	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.53	Insurance Letters of Credit — Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.54	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.55	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.56	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.57	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.58	Amendment to Committed Letter of Credit Facility dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
10.59	Amendment to Pledge Agreement dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
21.1	Subsidiaries of the Company, filed with this report
23.1	Consent of KPMG Audit Plc, filed with this report
24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

Exhibit
Number	Description

31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.4593, which was the closing exchange rate on December 31, 2008 for the British Pound/U.S. Dollar exchange rate as displayed on Bloomberg. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY (1)

	Last(2)	High	Low	Average(3)

Month Ended January 31, 2009	1.4540	1.5216	1.3804	1.4492
Month Ended December 31, 2008	1.4593	1.5581	1.4392	1.4858
Month Ended November 30, 2008	1.5377	1.5956	1.4727	1.5290
Month Ended October 31, 2008	1.6076	1.7714	1.5552	1.6895
Month Ended September 30, 2008	1.7805	1.8544	1.7530	1.7998
Month Ended August 31, 2008	1.8211	1.9750	1.8211	1.8868

Year Ended December 31, 2008	1.4593	2.0335	1.4392	1.8524
Year Ended December 31, 2007	1.9849	2.1074	1.9205	2.0019
Year Ended December 31, 2006	1.9589	1.9815	1.7199	1.8436
Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033

(1)	Data obtained from Bloomberg LP.

(2)	“Last” is the closing exchange rate on the last business day of each of the periods indicated.

(3)	“Average” for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. “Average” for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

By:	/s/ Christopher O’Kane
Name:     Christopher O’Kane

Title:	Chief Executive Officer

Date: February 26, 2009

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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of February, 2009.

Signature	Title

/s/ Glyn Jones Glyn Jones	Chairman and Director

/s/ Christopher O’Kane Christopher O’Kane	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Houghton Richard Houghton	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Liaquat Ahamed Liaquat Ahamed	Director

/s/ Matthew Botein Matthew Botein	Director

Signature	Title

/s/ Richard Bucknall Richard Bucknall	Director

/s/ John Cavoores John Cavoores	Director

/s/ Ian Cormack Ian Cormack	Director

/s/ Julian Cusack Julian Cusack	Director

/s/ Heidi Hutter Heidi Hutter	Director

/s/ David Kelso David Kelso	Director

/s/ Norman L. Rosenthal Norman L. Rosenthal	Director

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited Aspen Insurance Holdings Limited and subsidiaries (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 26, 2009

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aspen Insurance Holdings Limited’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 26, 2009

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2008, 2007 and 2006
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2008	2007	2006

Revenues
Net earned premium	$1,701.7	$1,733.6	$1,676.2
Net investment income	139.2	299.0	204.4
Realized investment losses	(47.9)	(13.1)	(8.0)
Change in fair value of derivatives	(7.8)	(11.4)	(13.1)

Total Revenues	1,785.2	2,008.1	1,859.5

Expenses
Losses and loss adjustment expenses	1,119.5	919.8	889.9
Policy acquisition expenses	299.3	313.9	322.8
Operating and administrative expenses	208.1	204.8	167.9
Interest on long-term debt	15.6	15.7	16.9
Net foreign exchange (gains)/losses	8.2	(20.6)	(9.5)
Other (income) expenses	(5.7)	0.5	1.1

Total Expenses	1,645.0	1,434.1	1,389.1

Income from operations before income tax	140.2	574.0	470.4
Income tax expense	(36.4)	(85.0)	(92.3)

Net Income	$103.8	$489.0	$378.1

Per share data
Weighted average number of ordinary share and share equivalents
Basic	82,962,882	87,807,811	94,802,413
Diluted	85,532,102	90,355,213	96,734,315
Basic earnings per ordinary share adjusted for preference share dividends	$0.92	$5.25	$3.82

Diluted earnings per ordinary share adjusted for preference share dividends	$0.89	$5.11	$3.75

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2008	2007

ASSETS
Investments
Fixed income maturities available for sale at fair value (amortized cost — $4,365.7 and $4,344.1)	$4,433.1	$4,385.8
Other investments at fair value	286.9	561.4
Short-term investments available for sale at fair value (amortized cost — $224.9 and $279.6)	224.9	280.1

Total investments	4,944.9	5,227.3
Cash and cash equivalents	809.1	651.4
Reinsurance recoverables
Unpaid losses	283.3	304.7
Ceded unearned premiums	46.3	77.0
Receivables
Underwriting premiums	677.5	575.6
Other	46.5	59.8
Funds withheld	85.0	104.5
Deferred policy acquisition costs	149.7	133.9
Derivatives at fair value	11.8	17.3
Receivable for other investments sold	177.2	—
Office properties and equipment	33.8	27.8
Other assets	15.5	13.8
Intangible assets	8.2	8.2

Total Assets	$7,288.8	$7,201.3

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2008 and 2007
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2008	2007

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,070.3	$2,946.0
Unearned premiums	810.7	757.6

Total insurance reserves	3,881.0	3,703.6
Payables
Reinsurance premiums	103.0	81.3
Deferred income taxes	63.6	59.7
Current income taxes	9.0	60.5
Accrued expenses and other payables	192.5	210.1
Liabilities under derivative contracts	11.1	19.0

Total Payables	379.2	430.6
Long-term debt	249.5	249.5

Total Liabilities	$4,509.7	$4,383.7

Commitments and contingent liabilities (see Note 18)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 81,506,503 shares of 0.15144558¢ each (2007 — 85,510,673).	0.1	0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2007 — 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2007-8,000,000)	—	—
Additional Paid-in Capital	1,754.8	1,846.1
Retained earnings	884.7	858.8
Accumulated other comprehensive income	139.5	112.6

Total shareholders’ equity	2,779.1	2,817.6

Total liabilities and shareholders’ equity	$7,288.8	$7,201.3

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2008, 2007 and 2006
($ in millions)

	Twelve Months Ended December 31,
	2008	2007	2006

Ordinary shares
Beginning and end of year	$0.1	$0.1	$0.1

Preference shares
Beginning and end of year	—	—	—

Additional paid-in capital
Beginning of year	1,846.1	1,921.7	1,887.0
New ordinary shares issued	2.0	12.8	0.1
Ordinary shares repurchased	(100.3)	(101.2)	(200.8)
New preference shares issued	—	—	229.1
New preference share issue costs	—	—	(3.7)
Share-based compensation	7.0	12.8	10.0

End of year	1,754.8	1,846.1	1,921.7

Retained earnings
Beginning of year	858.8	450.5	144.2
Net income for the year	103.8	489.0	378.1
Dividends on ordinary shares	(50.2)	(53.0)	(56.2)
Dividends on preference shares	(27.7)	(27.7)	(15.6)

End of year	884.7	858.8	450.5

Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments, net of taxes
Beginning of year	80.2	59.1	42.8
Change for the year	7.4	21.1	16.3

End of year	87.6	80.2	59.1

Loss on derivatives, net of taxes
Beginning of year	(1.6)	(1.8)	(2.0)
Reclassification to interest payable	0.2	0.2	0.2

End of year	(1.4)	(1.6)	(1.8)

Unrealized appreciation/(depreciation) on investments, net of taxes:
Beginning of year	34.0	(40.3)	(32.3)
Change for the year	19.3	74.3	(8.0)

End of year	53.3	34.0	(40.3)

Total accumulated other comprehensive income	139.5	112.6	17.0

Total Shareholders’ Equity	$2,779.1	$2,817.6	$2,389.3

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2008, 2007 and 2006
($ in millions)

	Twelve Months Ended December 31,
	2008	2007	2006

Net income	$103.8	$489.0	$378.1
Other comprehensive income, net of taxes
Change in gains on foreign currency translation	7.4	21.1	16.3
Amortization of loss on derivative contract	0.2	0.2	0.2
Reclassification adjustment for net realized losses included in net income	24.3	13.9	6.5
Change in unrealized (gains) and losses on investments	(5.0)	60.4	(14.5)

Other comprehensive income	26.9	95.6	8.5

Comprehensive income	$130.7	$584.6	$386.6

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2008, 2007 and 2006
($ in millions)

	Twelve Months Ended December 31,
	2008	2007	2006

Operating Activities:
Net income	$103.8	$489.0	$378.1
Adjustments:
Depreciation and amortization	10.6	18.2	17.1
Share-based compensation expense	7.0	12.8	10.0
Other investments (gains)/losses	96.6	(44.5)	(6.9)
Loss on derivative contract	0.2	0.2	0.2
Net realized losses	47.9	13.1	8.0
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	332.9	80.8	(314.2)
Unearned premiums	53.1	(84.9)	(52.9)
Reinsurance recoverables:
Unpaid losses	22.1	169.1	742.1
Ceded unearned premiums	30.7	(47.2)	41.2
Other receivables	13.3	2.4	(3.8)
Deferred policy acquisition costs	(15.8)	7.5	17.9
Reinsurance premiums payable	22.5	18.9	(92.6)
Funds withheld	19.5	(25.4)	(45.9)
Premiums receivable	(144.6)	82.1	(78.1)
Deferred taxes	3.9	25.6	1.4
Income tax payable	(51.5)	32.8	27.7
Accrued expenses and other payable	(17.6)	23.9	46.9
Fair value of derivatives and settlement of liabilities under derivatives	(2.4)	5.8	24.4
Other assets	(1.7)	(6.2)	2.6

Net cash generated by operating activities	$530.5	$774.0	$723.2

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2008, 2007 and 2006
($ in millions)

	Twelve Months Ended December 31,
	2008	2007	2006

Investing Activities:
Purchases of fixed maturities	$(2,627.0)	$(2,864.6)	$(2,137.0)
(Purchases) of other investments	—	(360.0)	(150.0)
Proceeds from sales and maturities of fixed maturities	2,358.8	2,402.7	1,387.5
Net (purchases)/sales of short-term investments	24.3	407.0	(43.0)
Purchase of equipment	(11.4)	(11.1)	(1.8)

Net cash used in investing activities	(255.3)	(426.0)	(944.3)

Financing Activities:
Proceeds from the issuance of Ordinary Shares, net of issuance costs	2.0	12.8	0.1
Ordinary Shares repurchased	(100.3)	(101.2)	(200.8)
Proceeds from the issuance of Preference Shares of $50 each, net of issuance costs	—	—	29.1
Proceeds from the issuance of Preference Shares of $25 each, net of issuance costs	—	—	196.3
Dividends paid on Ordinary Shares	(50.2)	(53.0)	(56.2)
Dividends paid on Preference Shares	(27.7)	(27.7)	(15.6)

Net cash (used in)/generated by financing activities	(176.2)	(169.1)	(47.1)

Effect of exchange rate movements on cash and cash equivalents	58.7	(22.5)	14.9

Increase/(decrease) in cash and cash equivalents	157.7	156.4	(253.3)

Cash and cash equivalents at beginning of year	651.4	495.0	748.3

Cash and cash equivalents at end of year	$809.1	$651.4	$495.0

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	76.2	41.0	37.4
Cash paid during the year for interest	15.0	15.0	15.4

The 2006 statement of cash flows has been revised to correctly classify the net realized losses and the loss on derivative in operating activities. Previously, net realized losses of $8.0 million in 2006 were included in investing activities and the loss on derivative of $0.2 million in 2006 was included in financing activities.

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2008, 2007 and 2006
($ in millions, except share and per share amounts)

1.	History and organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Insurance Subsidiaries”).

2.	Basis of preparation and significant accounting policies

The consolidated financial statements of Aspen Holdings are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented on a consolidated basis including the transactions of all operating subsidiaries. Transactions between Aspen Holdings and its subsidiaries are eliminated within the consolidated financial statements.

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

We exercise judgment in determining the adjustment premiums, which represent a small portion of total premiums receivable. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums being in property and casualty reinsurance and the smallest in property and casualty insurance.

Premiums on proportional treaty contracts are generally not reported to the Company until after the reinsurance coverage is in force. As a result, an estimate of these “pipeline” premiums is recorded. The Company estimates pipeline premiums based on estimates of ultimate premium, calculated unearned premium and premiums reported from ceding companies. The Company estimates commissions, losses and loss adjustment expenses related to these premiums.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coverage has expired, related to experience during the policy term. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Outward reinsurance premiums are accounted for in the same accounting period as the premiums for the related direct insurance or inwards reinsurance business. Reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while “risk attaching during” policies are expensed using the same ratio as the underlying premiums on a daily pro rata basis.

Insurance Losses and Loss Adjustment Expenses.  Losses represent the amount paid or expected to be paid to claimants in respect of events that have occurred on or before the balance sheet date. The costs of investigating, resolving and processing these claims are known as loss adjustment expenses (“LAE”). The statement of operations records these losses net of reinsurance, meaning that gross losses and loss adjustment expenses incurred are reduced by the amounts recovered or expected to be recovered under reinsurance contracts.

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

Reinsurance does not isolate the Company from its obligations to policyholders. In the event a reinsurer fails to meet its obligations the Company’s obligations remain.

The Company regularly evaluates the financial condition of its reinsurers and monitors the concentration of credit risk to minimize its exposure to financial loss from reinsurers’ insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.

Insurance Reserves.  Insurance reserves are established for the total unpaid cost of claims and LAE, which cover events that have occurred by the balance sheet date. These reserves also reflect the Company’s estimates of the total cost of claims incurred but not yet reported (“IBNR”). Claim reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While the reported reserves make a reasonable provision for unpaid claims and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve considerable uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from our estimates.

Policy Acquisition Expenses.  The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and consist of commissions, premium taxes and profit commissions. With the exception of profit commissions, these expenses are incurred when a policy is issued and are deferred and amortized over the same period as the corresponding premiums are recorded as revenues.

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

Short-term investments.  Short-term investments are classified as available for sale and carried at estimated fair value. Short term investments comprise certain cash and cash equivalents due to mature within one year of date of issue and are held as part of the investment portfolio of the Company.

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

Other- than-temporary impairment of investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment has experienced a decline in value that is believed to be other-than-temporary. This assessment considers factors such as the period during which there has been a decline in value, the type of investment, the period over which the investment will be held and the potential for the investment value to recover. If the Company determines that the impairment is other-than-temporary, the value of the investment is written down and the loss is recorded in the statement of operations.

Investment Income.  Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on available for sale investments and the change in estimated fair value of investments in funds of hedge funds.

(d)	Accounting for Derivative Financial Instruments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting treatment varies based on the type of risk being hedged (as described in Notes 8 and 9).

(e)	Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. Acquired insurance licenses are not currently being amortized as the directors believe that these will have an indefinite life.

On April 5, 2005, we acquired a license to use the “Aspen” trademark in the U.K. The consideration paid of approximately $1.6 million has been capitalized and recognized as an intangible asset in the Company’s accounts and will be amortized on a straight-line basis over the useful economic life of the trademark which is considered to be 99 years.

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

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company’s foreign operations are the currencies in which the majority of the business is transacted. Assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Revenue and expenses of foreign operations are translated at the exchange rate prevailing at the date of the transaction. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

Transactions in currencies other than the functional currencies are measured in the functional currency at the exchange rate prevailing at the date of the transaction. The change in realized and unrealized gains and losses from non-functional currencies is a component of net income.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflects the effect on earnings of the average number of shares outstanding associated with dilutive securities.

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

The Company operates a share and option-based employee compensation plan, the terms and conditions of which are described in Note 16. The Company has adopted the provisions of SFAS 123R, “Share-Based Payment” for all awards granted to its employees. The cost of the options, based on their fair value at date of grant, is recognized over the period that the options vest and included in total shareholders’ equity.

(l)	New Accounting Policies

New Accounting Pronouncements adopted in 2008

On December 11, 2008 the Financial Accounting Standards Board (“FASB”) issued Staff Position FSP 140-4 and FIN46(R)-8 (“FSP 140-4 and FIN46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP amends FASB Statement No. 140, “Accounting For Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN46R”), to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company has adopted FSP 140-4 and FIN46R-8 for the fiscal year ending December 31, 2008. For more information see Note 18.

On October 10, 2008, the FASB issued Staff Position FSP 157-3 (“FSP 157-3”), “Determining The Fair Value Of A Financial Asset When The Market for That Asset Is Not Liquid.” FSP 157-3 provides

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional guidance on application issues related to (a) the reporting entity’s own assumptions when determining fair market value, (b) on how available observable inputs in a market that is not active should be considered when measuring fair value and (c) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP 157-3 has not impacted our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits all entities to choose to measure eligible items at fair value either at initial adoption or at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective as of the beginning of the current fiscal year. The adoption of SFAS 159 has not impacted our consolidated financial statements as no items have been elected for measurement at fair value, either upon initial adoption or at subsequent election dates.

In September 2007, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This statement provides guidance for using fair value to measure assets and liabilities. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS 157 also requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. The Company has adopted SFAS 157 for the fiscal year beginning on January 1, 2008. Additional information can be found in Note 6.

Accounting standards not yet adopted

On May 23, 2008, the FASB issued Statement No. 163, “Accounting For Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60” (“FAS 163”). The statement requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It is effective for fiscal years beginning after December 15, 2008, and all interim periods within the fiscal year except for some disclosures about the insurance enterprise’s risk management activities. FAS 163 requires that disclosures about the risk management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company does not expect the adoption of FAS 163 to have a material impact on the Company’s financial condition or results of operations.

On March 8, 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement 133” (“FAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. It is effective for fiscal years beginning after November 15, 2008, and interim

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods within those fiscal years, with early adoption encouraged. As FAS 161 requires only additional disclosures concerning derivatives and hedging activities, its adoption will not effect our results of operations, financial position or liquidity.

On December 4, 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and Statement No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. FAS 141(R) expands the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. Under FAS 160, noncontrolling interests are classified as a component of consolidated shareholders’ equity and minority interest’s accounting is eliminated such that earnings attributable to noncontrolling interests are reported as part of consolidated earnings and not as a separate component of income or expense. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of FAS 141(R) and FAS 160 to have a material impact on the Company’s financial condition or results of operations.

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc, now part of Catlin Group Limited (“Wellington”)

During the period January 1, 2003 to December 31, 2008, Aspen U.K. had a number of arrangements with Wellington, a former related party and founding optionholder. These arrangements can be summarized as follows:

Quota Share Arrangements.  For 2003, the Company entered into a 7.5% quota share agreement directly with Syndicate 2020, which is managed by Wellington. The written premiums for 2003 under this contract were $78.4 million. The Company had an option, but no contractual obligation, to assume up to a 20% quota share of Syndicate 2020’s business for subsequent years, while Syndicate 2020 had an option, but no contractual obligation, to assume up to a 20% quota share of Aspen U.K.’s business for subsequent years. These options were not exercised in 2004 or 2005 and have now lapsed. During the period under review, quota share arrangements with Wellington syndicates entered into in 2002 also continued to run off.

Provision of Services.  In 2002, the Company entered into a contract for the provision of services by a subsidiary company of Wellington to the Company.

These services included accounting, actuarial, operations, risk management and IT technical support. During 2003, the Company took over responsibility for accounting, actuarial, operations and risk management services. The provision of services under the agreement therefore was reduced to IT technical support for 2004, 2005 and 2006. The provision of these services was covered by a detailed service level agreement and was priced on an actual cost basis. By the end of 2006, all significant services including IT technical support under the contract had been terminated. The cost of these services in 2008 was $Nil (2007 — $Nil, 2006 — $2.7 million), and the amount due to Wellington at December 31, 2008 was $Nil (2007 — $Nil, 2006 — $Nil).

Wellington Options.  As disclosed in Note 16, the Company granted options to subscribe to its shares to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compete with Aspen U.K. through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. These options have been recorded at a value of $Nil, equal to the transferor’s historical cost basis of the assets transferred to the Company. Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issue of 426,083 ordinary shares by the Company.

The Blackstone Group (“Blackstone”)

At December 31, 2008 the Company had $217.3 million in funds of hedge funds and $177.2 million of receivables for other investments with an affiliate of Blackstone, a former principal shareholder. Mr. Melwani, a non-executive director of the Company until July 25, 2007 was also a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

4.	Earnings Per Ordinary Share

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Earnings
Basic
Net income as reported	$103.8	$489.0	$378.1
Preference dividends paid	(27.7)	(27.7)	(15.6)

Net income available to ordinary shareholders	76.1	461.3	362.5

Diluted
Net income available to ordinary shareholders	76.1	461.3	362.5

Ordinary shares
Basic
Weighted average ordinary shares	82,962,882	87,807,811	94,802,413

Diluted
Weighted average ordinary shares	82,962,882	87,807,811	94,802,413
Weighted average effect of dilutive securities	2,569,220	2,547,402	1,931,902

Total	85,532,102	90,355,213	96,734,315

Earnings/(loss) per ordinary share
Basic	$0.92	$5.25	$3.82

Diluted	$0.89	$5.11	$3.75

Dilutive securities are comprised of options in issue over the Company’s ordinary shares.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 3, 2009, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	February 27, 2009	February 16, 2009
5.625% preference shares	$0.703125	April 1, 2009	March 15, 2009
7.401% preference shares	$0.462563	April 1, 2009	March 15, 2009

5.	Segment Reporting

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

Casualty Reinsurance.  Our casualty reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. We also write some structured reinsurance contracts.

International Insurance.  Our international insurance segment consists of the following principal lines of business: U.K. commercial property (including construction), U.K. commercial liability, excess casualty, professional liability, marine hull, energy, marine and special liability, non-marine transportation liability, aviation, financial institutions, management and technology liability insurance, financial and political risk insurance and specialty reinsurance written by Aspen U.K. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary, quota share and facultative basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the twelve months ended December 31, 2008, 2007 and 2006:

	Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$589.0	$416.3	$867.8	$128.6	—	$2,001.7
Net written premiums	564.1	412.9	757.8	100.7	—	1,835.5
Gross earned premiums	592.4	418.4	758.2	120.1	—	1,889.1
Net premiums earned	532.4	413.5	661.8	94.0	—	1,701.7
Losses and loss expenses	314.7	272.2	473.5	59.1	—	1,119.5
Policy acquisition expenses	105.0	65.4	113.4	15.5	—	299.3
Operating and administrative expenses	65.7	43.2	74.4	24.8	—	208.1

Underwriting profit	47.0	32.7	0.5	(5.4)	—	74.8

Net investment income	—	—	—	—	$139.2	139.2
Realized investment gains (losses)	—	—	—	—	(47.9)	(47.9)

Segment profit	$47.0	$32.7	$0.5	$(5.4)	$91.3	$166.1

Change in fair value of derivatives						(7.8)
Interest on long-term debt						(15.6)
Realized exchange gains						(8.2)
Other income						5.7

Net income before tax						$140.2

Net reserves for loss and loss adjustment expenses	$380.7	$1,308.8	$1,003.7	$93.8		$2,787.0

Ratios
Loss ratio	59.1%	65.8%	71.5%	62.9%		65.8%
Policy acquisition expense ratio	19.7%	15.8%	17.1%	16.5%		17.6%
Operating and administration expense ratio	12.3%	10.4%	11.2%	26.4%		12.2%
Expense ratio	32.0%	26.2%	28.3%	42.9%		29.8%

Combined ratio	91.1%	92.0%	99.8%	105.8%		95.6%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$601.5	$431.5	$663.0	$122.5	—	$1,818.5
Net premiums written	495.0	425.1	590.1	91.2	—	1,601.4
Gross premiums earned	624.3	483.3	658.9	136.8	—	1,903.3
Net premiums earned	555.6	475.3	597.2	105.5	—	1,733.6
Losses and loss expenses	220.7	332.1	308.9	58.1	—	919.8
Policy acquisition expenses	117.4	69.6	105.7	21.2	—	313.9
Operating and administrative expenses	65.3	47.9	67.2	24.4	—	204.8

Underwriting profit	152.2	25.7	115.4	1.8	—	295.1

Net investment income	—	—	—	—	$299.0	299.0
Realized investment gains (losses)	—	—	—	—	(13.1)	(13.1)

Segment profit	$152.2	$25.7	$115.4	$1.8	$285.9	$581.0

Change in fair value of derivatives						(11.4)
Interest on long-term debt						(15.7)
Realized exchange gains/(losses)						20.6
Other income						(0.5)

Net income before tax						$574.0

Net reserves for loss and loss adjustment expenses	$459.3	$1,262.6	$860.0	$59.4		$2,641.3

Ratios
Loss ratio	39.7%	69.9%	51.7%	55.1%		53.1%
Policy acquisition expense ratio	21.1%	14.6%	17.7%	20.1%		18.1%
Operating and administration expense ratio	11.8%	10.1%	11.3%	23.1%		11.8%
Expense ratio	32.9%	24.7%	29.0%	43.2%		29.9%

Combined ratio	72.6%	94.6%	80.7%	98.3%		83.0%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2006
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$623.1	$485.5	$683.4	$153.5	—	$1,945.5
Net premiums written	476.5	474.0	607.2	105.9	—	1,663.6
Gross premiums earned	669.7	502.7	675.3	153.2	—	2,000.9
Net premiums earned	495.1	489.9	587.6	103.6	—	1,676.2
Losses and loss expenses	213.6	285.6	313.0	77.7	—	889.9
Policy acquisition expenses	123.9	81.4	97.0	20.5	—	322.8
Operating and administrative expenses	54.5	41.6	54.6	17.2	—	167.9

Underwriting profit	103.1	81.3	123.0	(11.8)	—	295.6

Net investment income	—	—	—	—	$204.4	204.4
Realized investment gains (losses)	—	—	—	—	(8.0)	(8.0)

Segment profit	$103.1	$81.3	$123.0	$(11.8)	$196.4	$492.0

Change in fair value of derivatives						(13.1)
Interest on long-term debt						(16.9)
Realized exchange gains/(losses)						9.5
Other income						(1.1)

Net income before tax						$470.4

Net reserves for loss and loss adjustment expenses	$553.5	$961.8	$791.1	$45.3		$2,351.7

Ratios
Loss ratio	43.2%	58.3%	53.3%	75.0%		53.1%
Policy acquisition expense ratio	25.0%	16.6%	16.5%	19.8%		19.3%
Operating and administration expense ratio	11.0%	8.5%	9.3%	16.6%		10.0%
Expense ratio	36.0%	25.1%	25.8%	36.4%		29.3%

Combined ratio	79.2%	83.4%	79.1%	111.4%		82.4%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured.

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
	($ in millions)

Australia/Asia	$70.4	$22.9	$58.9
Caribbean	3.1	2.9	2.4
Europe	102.8	79.4	59.3
United Kingdom	188.2	198.8	217.5
United States & Canada (1)	926.7	855.0	929.9
Worldwide excluding United States (2)	112.8	119.3	120.1
Worldwide including United States (3)	553.3	482.8	531.0
Others	44.4	57.4	26.4

Total	$2,001.7	$1,818.5	$1,945.5

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.	Investments

Fixed maturities.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of investments in fixed maturities:

	As at December 31, 2008
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Municipal Securities	7.7	0.3	—	8.0
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government	363.6	20.9	—	384.5
Asset-backed Securities	218.1	—	(12.6)	205.5
Mortgage-backed Securities	1,392.4	33.6	(59.2)	1,366.8

Total fixed income	$4,365.7	$170.4	$(103.0)	$4,433.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As at December 31, 2007
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$634.8	$14.7	$(0.1)	$649.4
U.S. Agency Securities	320.4	9.2	—	329.6
Corporate Securities	1,513.8	15.3	(9.2)	1,519.9
Foreign Government	425.8	3.6	(1.8)	427.6
Asset-backed Securities	224.3	1.4	(0.5)	225.2
Mortgage-backed Securities	1,225.0	12.8	(3.7)	1,234.1

Total fixed income	$4,344.1	$57.0	$(15.3)	$4,385.8

The following table presents the breakdown of investment maturities by stated maturity. Actual maturities may differ from those stated as a result of calls and prepayments:

	As at December 31, 2008			As at December 31, 2007
		Fair	Average		Fair	Average
	Amortized	Market	Ratings by	Amortized	Market	Ratings by
	Cost	Value	Maturity	Cost	Value	Maturity
	($ in millions)

Maturity and Ratings (excluding cash)
Due in one year or less	$324.0	$328.9	AA+	$321.5	$321.6	AAA
Due after one year through five years	1,373.2	1,426.0	AA+	1,479.1	1,493.5	AA+
Due after five years through ten years	905.4	940.9	AA	954.5	968.7	AA
Due after ten years	152.6	165.1	AA+	139.7	142.7	AA+

Subtotal	2,755.2	2,860.9		2,894.8	2,926.5
Mortgage and asset-backed Securities	1,610.5	1,572.2	AAA	1,449.3	1,459.3	AAA

Total	$4,365.7	$4,433.1		$4,344.1	$4,385.8

Other investments.  Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. Realized and unrealized losses of $97.3 million (2007 — gains of $44.5 million, 2006 — gains of $6.9 million) have been recognized through the statement of operations in the twelve months ended December 31, 2008. The Company invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, the Company sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million.

The Company’s involvement with the funds is limited to the making and holding of these investments and it is not committed to making further investments in the funds; accordingly, the carrying value of the investments represents the Company’s maximum exposure to loss as a result of its involvement with the funds at each balance sheet date.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other investments as at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value
		($ in millions)

Investment funds	$311.3	$286.9	$510.0	$561.4

Gross unrealized loss.  The following tables summarize as at December 31, 2008 and December 31, 2007, by type of security the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position.

	As at December 31, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$7.4	$(0.4)	$1.0	(0.1)	$8.4	$(0.5)
U.S. Agency Securities	11.4	(0.2)	—	—	11.4	(0.2)
Corporate Securities	326.8	(19.0)	192.0	(11.5)	518.8	(30.5)
Asset-backed Securities	190.4	(11.1)	15.0	(1.5)	205.4	(12.6)
Mortgage-backed Securities	212.4	(31.6)	105.4	(27.6)	317.8	(59.2)

Total	$748.4	$(62.3)	$313.4	$(40.7)	$1,061.8	$(103.0)

	As at December 31, 2007
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$26.9	$(0.1)	$11.4	—	$38.3	$(0.1)
U.S. Agency Securities	—	—	5.9	—	5.9	—
Corporate Securities	221.0	(3.0)	393.5	(6.2)	614.5	(9.2)
Foreign Government	13.7	(0.1)	139.8	(1.7)	153.5	(1.8)
Asset-backed Securities	4.6	—	25.4	(0.5)	30.0	(0.5)
Mortgage-backed Securities	106.9	(0.6)	185.3	(3.1)	292.2	(3.7)

Total	$373.1	$(3.8)	$761.3	$(11.5)	$1,134.4	$(15.3)

As at December 31, 2008, the Company held 634 fixed maturities (2007 — 396 fixed maturities) in an unrealized loss position with a fair value of $1,061.8 million (2007 — $1,134.4 million) and gross unrealized losses of $103.0 million (2007 — $15.3 million). The Company believes that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements and has concluded that the recovery period of those investments in an unrealized loss position is temporary. In addition, the unrealized losses are not a result of structural or collateral issues.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the twelve months ended December 31, 2008 of $59.6 million (2007- $Nil). Notwithstanding our intent and ability to hold such securities until their market value recovers to amortized cost, and despite indications that a substantial number of these securities should continue to perform in accordance with original terms, we have concluded that we could not reasonably assert that the recovery period would be temporary.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s assets subject to SFAS 157 are allocated between Levels 1, 2 and 3 as follows:

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,035.2	$3,395.1	$2.8
Short-term investments available for sale, at fair value	$141.2	$83.7	—
Derivatives at fair value	—	—	11.8

Total	$1,176.4	$3,478.8	$14.6

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008. We transferred $2.8 million of securities into Level 3 representing the estimated market value of our holdings of Lehman Brothers Holdings Inc. (“Lehman Brothers”) bonds. Although the market value of these bonds was based on broker-dealer quoted prices at December 31, 2008, management believes that this valuation, in part, is based on market expectations of future recoveries out of Lehman Brothers’ bankruptcy proceedings, which involve significant unobservable inputs to the valuation.

Twelve Months Ended
December 31, 2008
($ in millions)

Beginning Balance	$17.3
Total unrealized gains or (losses) included in earnings:
Securities transferred in/(out) of Level 3	2.8
Unrealized loss	(4.6)
Realized loss	(0.9)

Ending Balance	$14.6

The Company’s liability subject to SFAS 157 is allocated between Levels 1, 2 and 3 as follows:

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivatives contracts	—	—	$11.1

Total	—	—	$11.1

The following table presents a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2008.

Twelve Months Ended
December 31, 2008
($ in millions)

Beginning Balance	$19.0
Realized gains included in earnings	(4.1)
Settlements	(3.8)

Ending Balance	$11.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment Transactions

The following table sets out an analysis of investment purchases/sales and maturities:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
		($ in millions)

Purchase of fixed maturity investments	$2,627.0	$2,864.6	$2,137.0
Proceeds from sales and maturities of fixed maturity investments	(2,358.8)	(2,402.7)	(1,387.5)
Net (sales)/ purchases of other investments	177.2	360.0	150.0
Net (sales)/purchases of short-term investments	24.3	(407.0)	43.0

Net purchases	$469.7	$414.9	$942.5

The following is a summary of investment income:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
	($ in millions)

Fixed income maturities	$204.5	$200.9	$162.3
Other investments	(97.3)	44.5	6.9
Short-term investments	32.0	53.6	35.2

Net investment income	$139.2	$299.0	$204.4

Included in net investment income are investment management fees of $5.6 million for the twelve months ended December 31, 2008, $5.5 million for the twelve months ended December 31, 2007 and $4.8 million for the twelve months ended December 31, 2006.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
		($ in millions)

Pre-tax realized investment gains and losses
Short-term investments & fixed maturities
Gross realized gains	$12.1	$5.4	$1.8
Gross realized losses	(60.0)	(18.5)	(9.8)

Total pre-tax realized investment losses	(47.9)	(13.1)	(8.0)

Change in unrealized gains and losses
Fixed maturities	25.7	90.2	(8.9)
Short-term investments	(0.5)	0.9	0.1

Total change in pre-tax unrealized gains (losses)	25.2	91.1	(8.8)

Change in taxes	(5.9)	(16.8)	0.8

Total change in unrealized gains, net of tax	$19.3	$74.3	$(8.0)

8.	Reinsurance

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

Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2008	December 31, 2007	December 31, 2006
	($ in millions)

Premiums written:
Direct	$624.6	$681.1	$760.2
Assumed	1,377.1	1,137.4	1,185.3
Ceded	(166.2)	(217.1)	(281.9)

Net premiums written	$1,835.5	$1,601.4	$1,663.6

Premiums earned:
Direct	$505.1	$692.9	$749.6
Assumed	1,384.0	1,210.4	1,251.3
Ceded	(187.4)	(169.7)	(324.7)

Net premiums earned	$1,701.7	$1,733.6	$1,676.2

Insurance losses and loss adjustment expenses:
Direct	$357.0	$609.9	$476.0
Assumed	876.8	378.9	510.6
Ceded	(114.3)	(69.0)	(96.7)

Net insurance losses and loss adjustment expense.	$1,119.5	$919.8	$889.9

In respect of our insurance lines of business, we have different reinsurance covers in place for each of line of business.

Ajax Re.  We entered into a reinsurance agreement with Ajax Re that provides us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement is fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery is limited to the lesser of our losses and the proportional amount of $100 million based on the PCS reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The $100 million of aggregate indemnity protection is exhausted when the reported industry insured losses by PCS reach $25.9 billion. At the balance sheet date, no recovery was due from Ajax Re. For further information, see Note 18.

In order to ensure that Ajax Re had sufficient funding to service the LIBOR portion of interest due on the bonds issued by Ajax Re, Ajax Re entered into a total return swap (the “swap”) with Lehman Financing, whereby Lehman Financing directed Ajax Re to invest the proceeds from the bonds into permitted investments. Lehman Brothers also provided a guarantee of Lehman Financing’s obligations under the swap.

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. To the extent that the current market value of the underlying collateral held in trust under the swap agreement is not at least equal to the principal amount of the Ajax Re notes, there would be a shortfall in the collateral account, from which the Company may not be able to fully recover losses due in the event of a California earthquake. The

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company currently expects the value of the collateral to be substantially less than $100 million, being the limit of cover.

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of its reinsurance counterparties to meet their financial obligations to the Company.

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

The impact of this contract on net income in the twelve months ended December 31, 2008 is a decrease in the fair value of $7.8 million (2007 — $9.0 million; 2006 — $Nil) including an interest expense charge of $0.9 million (2007 — $1.2 million; 2006 — $Nil).

Catastrophe Swap.  On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (“cat swap”) with a non-insurance counterparty. During the cat swap’s three-year term which ended on August 20, 2007, Aspen Bermuda made quarterly payments on an initial notional amount ($100 million). In return Aspen Bermuda had the right to receive payments of up to $100 million in total if there were hurricanes making landfall in Florida and causing damage in excess of $39 billion or earthquakes in California causing insured damage in excess of $23 billion. The Company recovered $26.3 million under this agreement. We decided not to extend the development period under the cat swap and we will not be making any further recoveries or payments under this agreement.

This cat swap falls within the scope of SFAS 133 and is therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the twelve months ended December 31, 2008 (2007 — net loss of $2.4 million; 2006 — net loss of $8.6 million).

Industry Loss Warranty Reinsurance.  We also purchased $62.5 million of reinsurance capacity to provide protection against Northeast U.S. wind events, with a recovery of up to $62.5 million based on industry losses between $27.5 billion and $50 billion. The amount of recovery is based on our losses and PCS reported losses.

9.	Derivative Financial Instruments

In addition to the derivative contracts discussed in Note 8, the Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized gain or loss in the Company’s statement of operations. At December 31, 2008, the Company held currency contracts to purchase $18.8 million of U.S. and foreign currencies. For the twelve months ended December 31, 2008, the impact on net income of the foreign currency contracts is a loss of $0.8 million (2007 — loss of $2.4 million; 2006 — $Nil).

10.	Reserves For Losses And Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at	As at
	December 31, 2008	December 31, 2007	December 31, 2006
		($ in millions)

Provision for losses and LAE at start of year	$2,946.0	$2,820.0	$3,041.6
Less reinsurance recoverable	(304.7)	(468.3)	(1,192.7)

Net loss and LAE at start of year	2,641.3	2,351.7	1,848.9

Net loss and loss expenses (disposed) acquired	(15.4)	11.0	0.7
Provision for losses and LAE for claims incurred:
Current year	1,203.0	1,027.2	941.2
Prior years	(83.5)	(107.4)	(51.3)

Total incurred	1,119.5	919.8	889.9

Losses and LAE payments for claims incurred:
Current year	(205.2)	(110.5)	(137.3)
Prior years	(534.2)	(585.1)	(332.4)

Total paid	(739.4)	(695.6)	(469.7)

Foreign exchange (gains)/losses	(219.0)	54.4	81.9

Net losses and LAE reserves at year end	2,787.0	2,641.3	2,351.7
Plus reinsurance recoverables on unpaid losses at end of year	283.3	304.7	468.3

Loss and LAE reserves at December 31, 2008, 2007 and 2006	$3,070.3	$2,946.0	$2,820.0

For the twelve months ended December 31, 2008, there was a reduction of $83.5 million in our estimate of the ultimate claims to be paid in respect of prior accident years compared to $107.4 million for the twelve months ended December 31, 2007.

The net loss and loss expenses disposed of as at December 31, 2008 of $15.4 million represent reductions in reserves for several Lloyd’s syndicates which we originally assumed under reinsurance to close arrangements accounted for by the syndicates prior to 2006.

The majority of the net loss and loss expenses acquired as at December 31, 2007 of $11.0 million represents loss reserves assumed from Lloyd’s syndicates through quota share arrangements relating to the portion of liabilities accounted for by the syndicates prior to 2006.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 35%. Under the current laws of England and Wales, Aspen U.K., AUL and Aspen Managing Agency Limited are taxed at the U.K. corporate tax rate of 28%.

The Company adopted FIN 48 on January 1, 2007 with no resulting material impact on the Company’s results or financial condition. The total amount of unrecognized tax benefits at December 31, 2008 was $Nil. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the twelve months ended December 31, 2008, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2006, 2007 and 2008 tax years.

Total income tax for the twelve months ended December 31, 2008, 2007 and 2006 is allocated as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Income tax on income	$36.4	$85.0	$92.3
Income tax/(recovery) on other comprehensive income	5.9	16.8	3.6

Total income tax	$42.3	$101.8	$95.9

Income/(loss) before tax and income tax expense/(benefit) attributable to that income consists of:

	Twelve Months Ended December 31, 2008
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(10.8)	—	—	—
Non-U.S.	151.0	12.2	24.2	36.4

Total	$140.2	$12.2	$24.2	$36.4

	Twelve Months Ended December 31, 2007
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$0.2	—	—	—
Non-U.S.	573.8	76.2	8.8	85.0

Total	$574.0	$76.2	$8.8	$85.0

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2006
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(16.9)	—	—	—
Non-U.S.	487.3	90.3	2.0	92.3

Total	$470.4	$90.3	$2.0	$92.3

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
		($ in millions)

Income Tax Reconciliation
Expected tax provision at weighted average rate	$36.3	$105.6	$85.5
Prior year adjustment	(2.4)	(20.5)	(3.0)
Valuation provision on U.S. deferred tax assets	3.2	(0.1)	6.5
Other	(0.7)	—	3.3

Total income tax expense	$36.4	$85.0	$92.3

12.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at	As at
	December 31, 2008	December 31, 2007
	($ in millions)

Deferred tax assets:
Share options	$4.5	$2.5
Operating loss carry forwards	9.0	4.3
Unrealized losses on investments	—	—
Insurance reserves	2.3	2.9
Other temporary differences	3.8	5.4

Total gross deferred tax assets	19.6	15.1
Less valuation allowance	(12.0)	(6.6)

Net deferred tax assets	$7.6	$8.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As at	As at
	December 31, 2008	December 31, 2007
	($ in millions)

Deferred tax liabilities:
Insurance equalization provision reserves	$(52.8)	$(54.3)
Intangible assets	(0.6)	(0.6)
Unrealized gains on investments	(12.7)	(7.7)
Deferred policy acquisition costs	—	(3.6)
Other temporary differences	(5.1)	(2.0)

Total gross deferred liabilities	(71.2)	(68.2)

Net deferred liability	$(63.6)	$(59.7)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2008, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of $23.5 million which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026.

A valuation allowance of $12.0 million has been established against U.S. deferred tax assets.

13.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2008 is set out below.

	As at December 31, 2008		As at December 31, 2007
	Number	U.S. $000	Number	U.S. $000

Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	81,506,503	123	85,510,673	130

Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7

Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	8,000,000	12	8,000,000	12

Total issued share capital		142		149

Additional paid in capital ($ in millions)		1,754.8		1,846.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional paid in capital includes the aggregate liquidation preferences of our preference shares of $430 million (2007 — $430 million) less issue costs of $10.8 million (2007 — $10.8 million).

(a)	Ordinary Shares.

The following table summarizes transactions in our ordinary shares during the three-year period ended December 31, 2008.

Number of
Shares

Shares in issue at December 31, 2005	95,209,008
Share transactions in 2006:
Shares issued to the Names’ Trust upon the exercise of investor options	3,757
Shares issued to employees under the share incentive plan	57,556
Repurchase of shares from the Names’ Trust	(16,425)
Repurchase of shares from shareholders	(7,465,521)

Shares in issue at December 31, 2006	87,788,375
Share transactions in 2007:
Shares issued to the Names’ Trust upon the exercise of investor options	7,381
Shares issued to Wellington Investment Holdings (Jersey) Limited upon the exercise of investor options	426,083
Shares issued to employees under the share incentive plan	852,677
Repurchase of shares from the Names’ Trust	(44,013)
Repurchase of shares from shareholders	(3,519,830)

Shares in issue at December 31, 2007	85,510,673
Share transactions in 2008:
Shares issued to the Names’ Trust upon the exercise of investor options	3,369
Shares issued to employees under the share incentive plan	224,263
Repurchase of shares from the Names’ Trust	(11,447)
Repurchase of shares from shareholders(1)	(4,220,355)

Shares in issue at December 31, 2008	81,506,503

(1)	139,555 shares were acquired and cancelled on March 20, 2008 in accordance with the accelerated share repurchase contract described below and 4,080,800 were acquired and cancelled on May 19, 2008 through a privately-negotiated transaction with the last of our founding shareholders, Candover Partners Limited and its affiliates and the trustee to a Candover employee trust.

Ordinary Share Repurchases.  On November 9, 2007, we entered into a contract with Goldman Sachs & Co. (“Goldman Sachs”) for the purchase of ordinary shares to the fixed value of $50 million (the “ASR”). Under this arrangement we acquired and cancelled the minimum number of shares of 1,631,138 shares on November 28, 2007. On March 20, 2008, the ASR was completed pursuant to which we cancelled an additional 139,555 ordinary shares.

On May 13, 2008, we entered into a share purchase agreement with one of the Company’s founding shareholders, Candover Investments plc, its subsidiaries and funds under management and Halifax EES Trustees International Limited, as trustees to a Candover employee trust, to repurchase a total of

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,080,800 ordinary shares for a total purchase price is $100 million. The ordinary shares were purchased and cancelled on May 19, 2008.

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the U.K. Sharesave Plan and the international plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. No shares were issued under the plan during 2008.

(b)	Preference Shares

During 2005, the Company issued 4,000,000 Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”). Each Perpetual PIERS has a liquidation preference of $50 and will receive dividends on a non-cumulative basis only when declared by our Board of Directors at an annual rate of 5.625% of the $50 Liquidation Preference of each Perpetual PIERS. Each Perpetual PIERS is convertible at the holder’s option at any time, initially based on a conversion rate of 1.7077 ordinary shares per share, into one Perpetual Preference Share (as defined below) and a number of ordinary shares based on the average of twenty daily share prices of the ordinary shares adjusted by the conversion rate. We raised proceeds of $193.8 million, net of total costs of $6.2 million from this issuance.

In January 2006, an additional 600,000 Perpetual PIERS were issued following the exercise of an over-allotment option by the underwriters of the initial Perpetual PIERS issue and we received proceeds of $29.1 million net of total costs of $0.9 million from this issuance.

On November 15, 2006, the Company issued 8,000,000 preference shares with a liquidation preference of $25 for an aggregate amount of $200 million (the “Perpetual Preference Shares”). Each share will receive dividends on a non-cumulative basis only when declared by our Board of Directors initially at an annual rate of 7.401%. Starting on January 1, 2017, the dividend rate will be paid at a floating annual rate, reset quarterly, equal to 3-month LIBOR plus 3.28%. These shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. We raised proceeds of $196.3 million, net of total costs of $3.7 million from this issuance.

In the event of liquidation of the Company, the holders of outstanding preference shares would have preference over the ordinary shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. In connection with the issuance of the Perpetual Preference Shares, the Company entered into a Replacement Capital Covenant with respect to the Perpetual Preference Shares, initially for the benefit of persons that hold the Company’s senior notes, that the Company will not redeem or repurchase the Perpetual Preference Shares on or before November 15, 2046, unless, during the six months prior to the date of that redemption or repurchase, the Company receives a specified amount of proceeds from the sale of ordinary shares.

14.	Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends and other distributions from its insurance subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions on the ability of Aspen U.K. and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2008 of approximately $446 million and $164 million, respectively. Aspen Specialty could pay a dividend without regulatory approval of approximately $26 million. AUL had no distributable reserves as at December 31, 2008.

As of December 31, 2008, there were no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company as at December 31, 2008 is approximately:

	U.S.	Lloyd’s	Bermuda	U.K.
	($ in millions)

Required statutory capital and surplus	9.0	200.0	563.0	169.0
Statutory capital and surplus	115.0	200.0	1,337.0	1,235.0

15.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $6.2 million in the twelve months ended December 31, 2008, $6.4 million in the twelve months ended December 31, 2007 and $5.6 million in the twelve months ended December 31, 2006.

16.	Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, employee incentive plan and non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares. Until January 1, 2006, the employee stock option grants were measured and recognized according to the fair value recognition provisions of SFAS No. 123 “Accounting For Stock Based Compensation.” Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (revised 2004) “Share Based Payments” which requires all entities to apply a fair value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

(a)	Investor Options

The investor options were issued on June 21, 2002 in consideration for: the transfer of an underwriting team from Wellington; the right to seek to renew certain business written by Syndicate 2020; an agreement in which Wellington agreed not to compete with Aspen U.K. through March 31, 2004; and the use of the Wellington name and logo and the provision of certain outsourced services to the Company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (the “Names’ Trustee”). The options held by Wellington were transferred to one of its affiliates in December 2005, Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”). The subscription price payable under

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issuance of 426,083 ordinary shares by the Company.

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006, the Names’ Trustee exercised 34,155 Names’ Options on both a cash and cashless basis pursuant to which 3,757 ordinary shares were issued. During the year ended December 31, 2007, the Names’ Trustee exercised 66,759 Names’ Options on both a cash and cashless basis resulting in the issue of 7,381 ordinary shares. During 2008, the Names’ Trustee exercised 20,641 Names’ Options on both a cash and cashless basis resulting in the issue of 3,369 ordinary shares. At December 31, 2008, the Names’ Trustee held 1,285,522 Names’ Options (2007 — 1,306,163).

The following table summarizes information about investor options to purchase ordinary shares outstanding at December 31, 2008 and December 31, 2007:

	At December 31, 2008		At December 31, 2007
	Options		Options		Exercise
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Price		Expiration

Names’ Trustee (Appleby Services (Bermuda) Ltd)	1,285,522	1,285,522	1,306,163	1,306,163	$17.57	(1)	June 21, 2012

(1)	Exercise price at December 15, 2008 being the most recent exercise date. Exercise price at any date is the amount in U.S. Dollars converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b)	Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended. When options are converted, new shares are issued as the Company does not currently hold treasury shares.

Options.  The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2008.

				Weighted Average	Remaining
	Options			Fair Value at	Contractual
Option Holder	Outstanding	Exercisable	Exercise Price	Grant Date	Time

2003 Option grants	2,362,503	2,036,872	$16.20	$5.31	4 yrs 8 mths
2004 Option grants	148,892	148,892	$24.44	$5.74	6 yrs
2006 Option grants February 16	655,663	655,663	$23.65	$6.99	7 yrs 2 mths
2006 Option grants August 4	39,980	39,980	$23.19	$4.41	7 yrs 8 mths
2007 Option grants May 4	522,953	—	$27.28	$6.13	5 yrs 4 mths
2007 Option grants October 22	15,198	—	$27.52	$5.76	5 yrs 9 mths

With respect to the 2003 options, 65% of the options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The remaining 35% of the initial grant options are subject to performance-based vesting, with any unvested amounts cliff-vesting on December 31, 2009.

The 2004 options vest over a three-year period with vesting subject to the achievement of Company performance targets. The options lapse if the criteria are not met. As at December 31, 2004, not all performance targets were met and 242,626 options were cancelled.

The 525,881 employee options granted in 2005 were cancelled because the applicable performance targets were not met.

The 2006 options vest at the end of a three-year period with vesting subject to the achievement of one-year and three-year performance targets. The options lapse if the criteria are not met. As at December 31, 2008, all of the one-year performance targets were met and therefore 250,556 options vested and 88.3% or 445,087 of the remaining two-thirds vested.

The 2007 option grants are not subject to performance conditions and will vest at the end of the three-year period from the date of grant (May 4, 2010). The options will be exercisable for a period of seven years from the date of grant.

The table below shows the number of options exercised and forfeited by each type of option grant as at December 31, 2008:

	Options
Option Holder	Exercised	Forfeited

2003 Option grants	827,771	693,756
2004 Option grants	81,276	269,945
2005 Option grants	—	525,881
2006 Option grants	—	519,005
2007 Option grants	—	84,688

The intrinsic value of options exercised in the twelve months ended December 31, 2008 was $2.2 million (2007 — $8.0 million).

The following table shows the compensation costs charged in the twelve months ended December 31, 2008, 2007 and 2006 by each type of option granted.

	December 31,	December 31,	December 31,
Option Holder	2008	2007	2006

2003 Option grants	$0.8	$1.5	$3.2
2004 Option grants	—	—	$0.5
2005 Option grants	—	—	—
2006 Option grants	$1.6	$2.1	$2.1
2007 Option grants	$1.2	$1.1	—
2008 Option grants	—	—	—

Compensation cost charged against income for the 2005 and 2008 option grants was $Nil as performance targets were not met. There were no further compensation costs for the 2004 option grants as they have vested in accordance with their terms.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	October 22,	May 4,	August 4,	February 16,	December 23,	August 20,
	2007	2007	2006	2006	2004	2003(1)

Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	0%
Foreign currency volatility	—	—	—	—	9.40%	9.40%

(1)	The 2003 options had a price volatility of zero. The minimum value method was utilized because the Company was unlisted on the date that the options were issued. Foreign currency volatility of 9.40% was applied as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met.

The total tax benefit recognized by the Company in relation to employee options in the twelve months ended December 31, 2008 was $0.6 million. (2007 — $0.7 million; 2006 — $1.1 million)

Restricted Share Units.  The following table summarizes information about restricted share units by year of grant as at December 31, 2008.

	As at December 31, 2008 Restricted Share Units
	Amount	Amount	Amount	Amount
RSU Holder	Granted	Vested	Forfeited	Outstanding

2004 Grants	95,850	95,850	—	—
2005 Grants	48,913	47,793	1,120	—
2006 Grants	184,356	178,895	—	5,461
2007 Grants	120,387	40,134	—	80,253
2008 Grants	67,290	—	—	67,290

Restricted share units typically vest over a three-year period, with one-third of the grant vesting each year, subject to the participants’ continued employment. Some of the grants vest at year-end, while other grants vest on the anniversary of the date of grant over a three-year period. Holders of restricted share units will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date. Holders of restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period.

Compensation cost in respect of restricted share units charged against income was $2.8 million for the twelve months ended December 31, 2008 (2007 — $3.4 million; 2006 — $3.2 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Shares.  The following table summarizes information about performance shares by year of grant as at December 31, 2008.

	As at December 31, 2008
	Performance Share Awards
	Amount	Amount	Amount	Amount
Performance Share Holder	Granted	Earned	Forfeited	Outstanding

2004 Grants	150,074	25,187	124,887	—
2005 Grants	131,227	—	131,227	—
2006 Grants	317,954	196,187	121,767	—
2007 Grants	439,203	164,166	148,839	126,198
2008 Grants	587,095	—	199,398	387,697

One-third of the 2004, 2005 and 2006 performance shares vests based on the achievement of one-year performance targets on the year of grant, and two-thirds vest based on the achievement of an average performance target over a three-year period.

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

With respect to the performance share awards granted in 2006, all of the one-year performance targets were met and therefore 70,662 shares vested. Of the remaining two-thirds of the 2006 grant, 88.3% of such portion will vest

The 2007 performance shares are subject to a four-year vesting period. Twenty-five percent (25%) of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the four-year period. If the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 25% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

With respect to the 2007 performance shares, in respect of one-fourth of the grant subject to the 2007 ROE test, 166% is eligible for vesting as the 2007 ROE was 21.6% and in respect of one-fourth of the grant subject to the 2008 ROE test, none will vest as the 2008 ROE was below 10%.

On April 29, 2008, the Compensation Committee approved the grant of 591,749 performance shares, of which 587,095 were granted with a grant date of May 2, 2008. The performance shares will be subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 10%, then the portion of the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. There is no additional vesting if the ROE is greater than 25%. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e., the ROE was greater than 15% in such year) and the average ROE over such year and the preceding year is less than 10%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 10%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

With respect to the 2008 performance shares, one-third of the grant will be forfeited as the 2008 ROE was below 10%.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income in respect of performance shares was $1.8 million for the twelve months ended December 31, 2008 (2007 — $5.8 million; 2006 — $1.9 million).

A summary of performance share activity under the Company’s 2003 Share Incentive Plan for the twelve months ended December 31, 2008 is presented below:

	Twelve Months Ended
	December 31, 2008
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding performance share awards, beginning of period	617,801	$24.38
Granted	587,095	$24.48
Earned	(254,368)	$23.46
Forfeited	(436,633)	$24.50

Outstanding performance share awards, end of period	513,895	$24.85

c)	Non-employee equity incentives

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). On May 2, 2007 the shareholders approved the amendment to the Director Stock Option Plan to allow the issuance of restricted share units and to rename the Plan the “2006 Stock Incentive Plan for Non-Employee Directors.”

Options.  The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2008.

	Options		Exercise	Fair Value at	Remaining
Option Holder	Outstanding	Exercisable	Price	Grant Date	Contractual Time

Non-Employee Directors — 2006 Option grants (May 25)	17,740	—	$21.96	$4.24	7 yrs 5 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	—	$24.76	$4.97	8 yrs 7 months

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options issued in 2006 and 2007 vest at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant.

The amounts for the non-employee director options granted were estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant date
	July 30, 2007	May 25, 2006

Per share weighted average fair value	$4.97	$4.24
Risk-free interest rate	4.64%	4.85%
Dividend yield	2.4%	2.7%
Expected life	5 years	5 years
Share price volatility	19.55%	20.05%

Restricted Share Units.  The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2008.

	As at December 31, 2008
	Restricted Share Units
	Amount	Amount	Amount	Amount
	Granted	Vested	Forfeited	Outstanding

Non-Employee Directors — 2007	15,915	12,532	3,383	—
Non-Employee Directors — 2008	16,151	9,625	—	6,526
Chairman — 2007	7,380	2,460	—	4,920
Chairman — 2008	7,651	—	—	7,651

One-twelfth of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date, or on the date of departure of a director (for the amount vested through such date). Restricted share units entitle the holder to receive one ordinary share unit for each unit that vests. Holders of restricted share units are not entitled to any of the rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

In respect of the restricted share units granted to the Chairman, one-third of the grants vests on the anniversary date of grant over a three-year period.

The fair value of the restricted share units is based on the closing price on the date of the grant.

Compensation cost charged against income was $0.7 million for the twelve months ended December 31, 2008 (2007 — $0.3 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended
	December 31, 2008
	Number of	Weighted Average
Option activity	Options	Exercise Price

Outstanding options, beginning of period	6,043,233	$20.58
Exercised	(150,891)	$16.20
Forfeited or expired	(839,867)	$20.32

Outstanding options, end of period	5,052,475	$19.40

Exercisable options, end of period	4,166,929	$19.56

	Twelve Months Ended
	December 31, 2008
		Weighted Average
	Number of	Grant Date
Restricted share unit activity	Shares	Fair Value

Outstanding restricted stock, beginning of period	243,174	$25.11
Granted	91,092	$25.61
Vested	(161,857)	$23.69
Forfeited	(308)	$27.10

Outstanding restricted stock, end of period	172,101	$26.64

17.	Intangible Assets

	As at December 31, 2008		As at December 31, 2007
		Insurance		Insurance
Cost and net book value	Trade Mark	Licenses	Trade Mark	Licenses
($ in millions)

Beginning and end of year	$1.6	$6.6	$1.6	$6.6

License to use the “Aspen” Trademark.  On April 5, 2005, Aspen entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid has been capitalized and recognized as an intangible asset on the Company’s balance sheet and will be amortized on a straight-line basis over the useful economic life of the trademark which is considered to be 99 years.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2008 and 2007.

	As at December 31,	As at December 31,
	2008	2007
	($ in millions)

Assets held in multi-beneficiary trusts	$1,345.6	$1,422.5
Assets held in single-beneficiary trusts	54.0	52.5
Letters of credit issued under our revolving credit facilities (1)	84.6	133.3
Secured letters of credit (2)	422.4	344.9

Total	$1,906.6	$1,953.2

Total as % of cash and invested assets	33.1%	33.2%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of December 31, 2008, the Company had funds on deposit of $604.6 million and £25.3 million (December 31, 2007 — $367.2 million and £49.3 million) as collateral for the secured letters of credit.

Letters of credit.  Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2008 and 2007, these funds amounted to approximately 32% of the $5.8 billion and approximately 31% of the $5.9 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. A $400.0 million credit facility was established in 2005 to enable the Company to issue unsecured letters of credit and meet short-term funding requirements. This was increased to $450.0 million with effect from September 1, 2006. The credit agreement is discussed in more detail in Note 21. We also have a $450 million letter of credit facility with Citibank which is available to Aspen Bermuda for the provision of collateral to its cedants.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s agrees Syndicate 4711’s required capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2008 amount to $200.3 million (December 31, 2007 — $Nil).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital. As at December 31, 2008, the minimum amount was $584,000 (December 31, 2007 — $Nil). This is not available for distribution by the Company for the payment of dividends.

U.S. reinsurance trust fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, which were $939.3 million at December 31, 2008 and $810.2 million at December 31, 2007. At December 31, 2008, the total value of assets held in the trust was $1,092.5 million (2007— $1,180.2 million).

U.S. surplus lines trust fund.  Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2008 was $78.8 million (2007 — $75.5 million).

U.S. regulatory deposits.  As at December 31, 2008, Aspen Specialty had a total of $6.8 million (2007 — $6.9 million) on deposit with seven U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2008, the balance held in trust was Can$203.6 million (2007 — Can$159.9 million).

(b)	Operating leases

Amounts outstanding under operating leases as of December 31, 2008 were:

						Later
As at December 31, 2008	2009	2010	2011	2012	2013	Years	Total

Operating Lease Obligations	6.6	6.7	6.3	5.4	5.4	24.8	55.2

						Later
As at December 31, 2007	2008	2009	2010	2011	2012	Years	Total

Operating Lease Obligations	7.9	7.9	7.9	7.8	7.4	38.8	77.7

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years. We moved into these premises on January 30, 2006. Beginning in 2009, we will pay $1.3 million in rent annually.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California and Atlanta, Georgia in the U.S. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore and Dublin.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

Total rental expenses for 2008 was $14.1 million (2007 — $8.4 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease.

(c)	Variable interest entities

As disclosed in Note 8, we entered into a reinsurance agreement with Ajax Re to provide the Company with $100 million of indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

Ajax Re is a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Aspen.

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. To the extent that the current market value of the underlying collateral held in trust is not at least equal to the principal amount of the Ajax Re notes, there would be a shortfall in the collateral account, from which the Company may not be able to fully recover losses due in the event of a California earthquake. We currently expect the value of the collateral to be substantially less than $100 million.

The Company has determined that Ajax Re has the characteristics of a variable interest entity that are addressed by FIN 46R. In accordance with FIN 46R, Ajax Re is not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company but rather by the bond holders of Ajax Re.

19.	Concentrations of credit risk

The Company is potentially exposed to concentrations of credit risk in respect of amounts recoverable from reinsurers, investments and cash and cash equivalents and insurance and reinsurance balances owed by the brokers with whom the Company transacts business.

The Company’s Reinsurance Security Committee define credit risk tolerances in line with the risk appetite set by our Board and they, together with the group’s risk management function, monitor exposures to individual counterparties. Any exceptions are reported to senior management and our Board’s Risk Committee.

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2008 is $283.3 million (2007 — $304.7 million).

Of the balance at December 31, 2008, 35.7% is with Lloyd’s of London Syndicates which are rated A by A.M. Best and A+ by S&P and 14.3% is with Swiss Re which is rated A+ by A.M. Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers.

Aspen has transferred some of its counterparty credit risk through the purchase of a credit insurance contract that will protect a portfolio of our reinsurance contracts against the risk of credit default. For more information see Note 8.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2008, there were no investments in any single issuer, other than the U.S. government and U.S. government agencies (Government National Mortgage Association),

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. government sponsored enterprises and the U.K. government in excess of 2.5% of shareholders’ equity.

Balances owed by brokers

The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2008 and the proportion of gross written premiums from each of those brokers.

	Gross Written Premiums in the
	Twelve Months Ended December 31,
	2008	2007	2006
Broker	%	%	%

Aon Corporation (1)	16.0	17.1	16.2
Marsh & McLennan Companies, Inc.	18.0	18.4	13.8
Benfield Group Limited (1)	7.4	12.7	9.5
Willis Group Holdings, Ltd.	14.5	10.8	14.0
Others (2)	44.1	41.0	46.5

Total	100.0	100.0	100.0

Gross written premiums ($ millions)	$2,001.7	$1,818.5	$1,945.5

(1)	Benfield Group Limited was an independent company prior to its acquisition by Aon Corporation on November 28, 2008 and is therefore shown separately in the above tables.

(2)	No other individual broker accounted for more than 10% of gross written premiums.

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	For the Twelve Months Ended December 31, 2008
	Pre-Tax	Income Tax Effect	After Tax
		($ in millions)

Other Comprehensive Income/(Loss)
Unrealized gains on investments	$25.2	$(5.9)	$19.3
Loss on derivatives	0.2	—	0.2
Change in currency translation	7.4	—	7.4

Total other comprehensive income/(loss)	$32.8	$(5.9)	$26.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Twelve Months Ended
	December 31, 2007
	Pre-Tax	Income Tax Effect	After Tax
		($ in millions)

Other Comprehensive Income/(Loss)
Unrealized losses on investments	$91.1	$(16.8)	$74.3
Loss on derivatives	0.2	—	0.2
Change in currency translation	21.1	—	21.1

Total other comprehensive income/(loss)	$112.4	$(16.8)	$95.6

	For the Twelve Months Ended December 31, 2006
	Pre-Tax	Income Tax Effect	After Tax
		($ in millions)

Other Comprehensive Income/(Loss)
Unrealized losses on investments	$(4.4)	$(3.6)	$(8.0)
Loss on derivatives	0.2	—	0.2
Change in currency translation	16.3	—	16.3

Total other comprehensive income/(loss)	$12.1	$(3.6)	$8.5

21.	Credit Facility and Senior Notes

On August 2, 2005, the Company entered into a five-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $400 million or issue letters of credit with an aggregate value of up to $400 million. On September 1, 2006, the aggregate limit available under the credit facility was increased to $450 million. The facility will be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit or up to $450 million of unsecured letters of credit. As of December 31, 2008 and 2007, letters of credit totaling $84.6 million and $133.3 million, respectively, were issued under this facility. The facility will expire on August 2, 2010.

Under the agreement, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, the agreement was amended to permit dividend payments on existing and future hybrid capital even in the existence of a default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the agreement contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. Under our credit facilities, we would be in default if Aspen U.K.’s or Aspen Bermuda’s insurer financial strength ratings fall below “B++” by A.M. Best or “A−” by S&P.

On August 16, 2004, we closed our offering of $250 million in aggregate principal amount of the Senior Notes under Rule 144A and Regulation S under the Securities Act. The net proceeds from the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes offering were $249.3 million. The remainder of the net proceeds has been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, its underwriting capacity.

Subject to certain exceptions, so long as any of the Senior Notes remains outstanding, we have agreed that neither we nor any of our subsidiaries will (i) create a lien on any shares of capital stock of any designated subsidiary (currently Aspen U.K. and Aspen Bermuda, as defined in the Indenture), or (ii) issue, sell, assign, transfer or otherwise dispose of any shares of capital stock of any designated subsidiary. Certain events will constitute an event of default under the Indenture, including default in payment at maturity of any of our other indebtedness in excess of $50 million.

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes within 150 days after the issue date of the Senior Notes. The Senior Notes were registered on January 13, 2005.

The following table summarizes our contractual obligations under long term debts as of December 31, 2008.

	Payments Due By Period
		Less Than			More Than
Contractual Basis	Total	1 year	1-3 Years	3-5 Years	5 years
	($ in millions)

Long-Term Debt Obligations	249.5	—	—	—	249.5

The long-term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2008, 2007 and 2006.

	Twelve Months Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Full Year
	($ in millions)

Gross written premium	$596.2	$528.8	$441.3	$435.4	$2,001.7
Gross earned premium	427.3	440.4	482.9	538.5	1,889.1
Net earned premium	391.6	397.3	434.2	478.6	1,701.7
Losses and loss adjustment expenses	(207.2)	(188.3)	(413.4)	(310.6)	(1,119.5)
Policy acquisition, operating and admin expenses	(127.2)	(122.1)	(122.0)	(136.1)	(507.4)

Underwriting income/(loss)	$57.2	$86.9	$(101.2)	$31.9	$74.8

Net investment income	39.1	70.5	19.3	10.3	139.2
Interest expense	(3.9)	(4.0)	(3.8)	(3.9)	(15.6)
Other (expense) income	(2.2)	—	0.6	(0.5)	(2.1)

Total other operating revenue	$33.0	$66.5	$16.1	$5.9	$121.5

Operating income/(loss) before tax	$90.2	$153.4	$(85.1)	$37.8	$196.3

Net exchange gains/(losses)	4.3	(5.0)	(2.7)	(4.8)	(8.2)
Net realized investment losses	1.0	0.8	(58.1)	8.4	(47.9)

Income before tax	$95.5	$149.2	$(145.9)	$41.4	$140.2

Income taxes	(14.3)	(22.3)	19.8	(19.6)	(36.4)

Net income after tax	$81.2	$126.9	$(126.1)	$21.8	$103.8

Ordinary Shares
Basic
Weighted average ordinary shares	85,510,759	83,513,097	81,375,969	81,485,424	82,962,882
Diluted
Weighted average ordinary shares	85,510,759	83,513,097	81,375,969	81,485,424	82,962,882
Weighted average effect of dilutive securities	2,446,077	2,497,582	—	1,938,214	2,569,220

Total	87,956,836	86,010,679	81,375,969	83,423,638	85,532,102

Earnings per ordinary shares
Basic	0.87	1.44	(1.63)	0.18	0.92
Diluted	0.85	1.39	(1.63)	0.18	0.89

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Full Year
	($ in millions)

Gross written premium	$636.5	$503.5	$373.5	$305.0	$1,818.5
Gross earned premium	474.0	482.1	473.1	474.1	1,903.3
Net earned premium	439.0	451.2	419.7	423.7	1,733.6
Losses and loss adjustment expenses	(225.5)	(272.7)	(219.9)	(201.7)	(919.8)
Policy acquisition, operating and admin expenses	(123.0)	(126.1)	(134.7)	(134.9)	(518.7)

Underwriting income	$90.5	$52.4	$65.1	$87.1	$295.1

Net investment income	67.5	78.8	72.4	80.3	299.0
Interest expense	(4.2)	(4.4)	(4.2)	(2.9)	(15.7)
Other (expense)	(7.3)	1.9	(2.7)	(3.8)	(11.9)

Total other operating revenue	$56.0	$76.3	$65.5	$73.6	$271.4

Operating income before tax	$146.5	$128.7	$130.6	$160.7	$566.5

Net exchange gains/(losses)	5.5	8.0	9.2	(2.1)	20.6
Net realized investment losses	(4.8)	(5.6)	(1.9)	(0.8)	(13.1)

Income before tax	$147.2	$131.1	$137.9	$157.8	$574.0

Income tax	(25.3)	(16.4)	(20.7)	(22.6)	(85.0)

Net income after tax	$121.9	$114.7	$117.2	$135.2	$489.0

Ordinary Shares
Basic
Weighted average ordinary shares	87,819,188	88,204,654	88,712,178	86,503,072	87,807,811
Diluted
Weighted average ordinary shares	87,819,188	88,204,654	88,712,178	86,503,072	87,807,811
Weighted average effect of dilutive securities	2,668,510	2,621,906	2,369,587	2,707,873	2,547,402

Total	90,487,698	90,826,560	91,081,765	89,210,945	90,355,213

Earnings per ordinary shares
Basic	1.31	1.22	1.24	1.48	5.25
Diluted	1.27	1.19	1.21	1.44	5.11

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2006
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Full Year
	($ in millions)

Gross written premium	$678.7	$522.4	$457.5	$286.9	$1,945.5
Gross earned premium	493.5	508.3	513.5	485.6	2,000.9
Net earned premium	402.6	429.0	429.3	415.3	1,676.2
Losses and loss adjustment expenses	(232.4)	(223.8)	(232.0)	(201.7)	(889.9)
Policy acquisition, operating and admin expenses	(131.5)	(126.2)	(115.7)	(117.3)	(490.7)

Underwriting income	$38.7	$79.0	$81.6	$96.3	$295.6

Net investment income	44.5	49.9	47.3	62.7	204.4
Interest expense	(3.9)	(4.0)	(4.6)	(4.4)	(16.9)
Other expense	(1.9)	(0.6)	(7.1)	(4.6)	(14.2)

Total other operating revenue	$38.7	$45.3	$35.6	$53.7	$173.3

Operating income before tax	$77.4	$124.3	$117.2	$150.0	$468.9

Net exchange (losses)/gains	1.3	6.6	2.5	(0.9)	9.5
Net realized investment (losses)/gains	(1.4)	(3.7)	(1.0)	(1.9)	(8.0)

Income before tax	$77.3	$127.2	$118.7	$147.2	$470.4

Income tax/credits	(15.5)	(25.4)	(23.7)	(27.7)	(92.3)

Net income after tax	$61.8	$101.8	$95.0	$119.5	$378.1

Ordinary Shares
Basic
Weighted average ordinary shares	95,243,750	95,250,409	95,253,714	93,457,487	94,802,413
Diluted
Weighted average ordinary shares	95,243,750	95,250,409	95,253,714	93,457,487	94,802,413
Weighted average effect of dilutive securities	2,269,975	2,082,507	2,067,423	2,044,126	1,931,902

Total	97,513,725	97,332,916	97,321,137	95,501,613	96,734,315

Earnings per ordinary shares
Basic	0.61	1.04	0.96	1.22	3.82
Diluted	0.59	1.01	0.94	1.20	3.75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of February 26, 2009, we reported on the consolidated balance sheets of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 26, 2009

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2008 and 2007

	As at	As at
	December 31, 2008	December 31, 2007
	($ in millions, except per share amounts)

ASSETS
Cash and cash equivalents	$32.4	$17.9
Investments in subsidiaries	2,536.9	2,476.5
Eurobond issued by subsidiary	550.0	550.0
Intercompany funds due from affiliates	—	27.4
Other assets	19.6	28.6

Total Assets	$3,138.9	$3,100.4

LIABILITIES
Accrued expenses and other payables	26.2	33.3
Intercompany funds due to affiliates	84.1	—
Long-Term Debt	249.5	249.5

Total Liabilities	$359.8	$282.8

SHAREHOLDERS’ EQUITY
Ordinary shares: 81,506,503 ordinary shares of 0.15144558¢ each (2007 — 85,510,673)	0.1	0.1
Preference Shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2007 — 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2007 — 8,000,000)	—	—
Additional paid in capital	1,754.8	1,846.1
Retained earnings	884.7	858.8
Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	53.3	34.0
Loss on derivatives	(1.4)	(1.6)
Gains on foreign currency translation	87.6	80.2

Total accumulated other comprehensive income	139.5	112.6

Total Shareholders’ Equity	2,779.1	2,817.6

Total Liabilities and Shareholders’ Equity	$3,138.9	$3,100.4

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2008, 2007 and 2006

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2008	December 31, 2007	December 31, 2006
		($ in millions)

Operating Activities:
Equity in net earnings of subsidiaries	$33.5	$353.1	$347.8
Net investment income	1.1	2.3	4.5
Dividend income	70.0	142.0	35.0
Interest on Eurobond	36.5	28.6	26.0
Change in fair value of derivatives	(7.8)	(9.0)	—
Other income	6.5	8.3	—

Total Revenues	139.8	525.3	413.3

Expenses:
Operating and Administrative expenses	(20.4)	(20.7)	(19.1)
Interest expense	(15.6)	(15.6)	(16.1)

Income from operations before income tax	103.8	489.0	378.1
Income tax	—	—	—

Net Income	103.8	489.0	378.1

Other comprehensive income/(loss), net of taxes Change in unrealized losses on investments	19.3	74.3	(8.0)
Loss on derivatives reclassified to interest expense	0.2	0.2	0.2
Change in unrealized gains on foreign currency translation	7.4	21.1	16.3

Other comprehensive income	26.9	95.6	8.5

Comprehensive income	$130.7	$584.6	$386.6

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2008, 2007 and 2006

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		($ in millions)

Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$70.3	$135.9	$30.3
Adjustments:
Share based compensation expenses	7.0	12.8	10.0
Loss on derivative reclassified to interest expense	0.2	0.1	0.2
Change in other assets	1.1	7.9	(29.8)
Change in accrued expenses and other payables	1.4	(7.5)	33.1
Change in intercompany activities	111.5	141.8	(154.4)

Net cash generated by/(used in) operating activities	191.5	291.0	(110.6)

Investing Activities:
Investment in subsidiaries	(0.8)	—	—
Investment in Eurobond issued by subsidiary	—	(150.0)	—

Net cash used for investing activities	(0.8)	(150.0)	—

Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.0	12.8	0.1
Ordinary share repurchase	(100.3)	(101.2)	(200.8)
Proceeds from the issuance of preference shares, net of issuance costs	—	—	225.4
Dividends paid	(77.9)	(80.7)	(71.8)

Net cash (used in)/generated by financing activities	(176.2)	(169.1)	(47.1)

(Decrease)/increase in cash and cash equivalents	14.5	(28.1)	(157.7)
Cash and cash equivalents — beginning of period	17.9	46.0	203.7

Cash and cash equivalents — end of period	$32.4	$17.9	$46.0

The 2006 statements of cash flows have been revised to correctly classify the loss on derivative reclassified to interest expense. Previously $0.2 million in 2006 was included in financing activities.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2008, 2007 and 2006

Premiums Written:

	Direct	Assumed	Ceded	Net Amount
		($ in millions)

2008	$624.6	$1,377.1	$(166.2)	$1,835.5
2007	$681.1	$1,137.4	$(217.1)	$1,601.4
2006	$760.2	$1,185.3	$(281.9)	$1,663.6

Supplementary Information:

							Losses
		Net				Losses and	and
		Reserves	Net			Loss	Loss
	Deferred	for Losses	Reserves			Expenses	Expenses	Operating
	Policy	and Loss	for	Net	Net	Incurred	Incurred	and
	Acquisition	Adjustment	Unearned	Premiums	Investment	Related to	Related to	Administrative
	Costs	Expenses	Premiums	Written	Income	Current Year	Prior Year	Expenses
				($ in millions)

2008	$149.7	$2,787.0	$764.4	$1,835.5	$139.2	$(1,203.0)	$83.5	$(208.1)
2007	$133.9	$2,641.3	$757.6	$1,601.4	$299.0	$(1,027.2)	$107.4	$(204.8)
2006	$141.4	$2,351.7	$811.5	$1,663.6	$204.4	$(941.2)	$51.3	$(167.9)

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV — REINSURANCE
For the Twelve Months Ended December 31, 2008, 2007 and 2006

					Percentage of
			Assumed From		Amount
	Gross	Ceded to Other	Other		Assumed
	Amount	Companies	Companies	Net Amount	to Net
		($ in millions, except for percentages)

Insurance premium earned
2008	$505.1	$(187.4)	$1,384.0	$1,701.7	81.3%
2007	$692.9	$(169.7)	$1,210.4	$1,733.6	69.8%
2006	$749.6	$(324.7)	$1,251.3	$1,676.2	74.7%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2008, 2007 and 2006

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Year	Expenses	Accounts	Deductions	End of Year

2008
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2007
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2006
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2