Form 10-Q
period 2009-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2009-05-08
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Registrant’s telephone number, including area code
(441) 295-8201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 1, 2009, there were 82,921,422 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $4,382.9 and $4,365.7)	$4,453.6	$4,433.1
Fixed income maturities, trading at fair value (amortized cost — $112.4 and $nil)	113.0	—
Other investments	290.9	286.9
Short-term investments, available for sale at fair value (amortized cost — $289.8 and $224.9)	289.8	224.9
Short-term investments, trading at fair value (amortized cost — $2.0 and $nil)	2.0	—

Total investments	5,149.3	4,944.9
Cash and cash equivalents	913.2	809.1
Reinsurance recoverables
Unpaid losses	297.9	283.3
Ceded unearned premiums	138.8	46.3
Receivables
Underwriting premiums	793.6	677.5
Other	44.3	46.5
Funds withheld	71.9	85.0
Deferred policy acquisition costs	166.6	149.7
Derivatives at fair value	7.2	11.8
Receivable for securities sold	5.1	177.2
Office properties and equipment	27.0	33.8
Other assets	16.7	15.5
Intangible assets	8.2	8.2

Total assets	$7,639.8	$7,288.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
($ in millions, except share and per share amounts)

	As at	As at
	March 31,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,096.2	$3,070.3
Unearned premiums	963.8	810.7

Total insurance reserves	4,060.0	3,881.0
Payables
Reinsurance premiums	197.1	103.0
Deferred taxation	57.5	63.6
Current taxation	27.1	9.0
Accrued expenses and other payables	206.7	192.5
Liabilities under derivative contracts	9.4	11.1

Total payables	497.8	379.2
Long-term debt	249.6	249.5

Total liabilities	$4,807.4	$4,509.7

Commitments and contingent liabilities (see Note 11)	—	—

SHAREHOLDERS’ EQUITY

Ordinary shares:82,762,673 shares of 0.15144558¢ each (2008 — 81,506,503)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2008 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2008 — 8,000,000)	—	—
Additional Paid-in Capital	1,749.9	1,754.8
Retained earnings	956.9	884.7
Accumulated other comprehensive income, net of taxes	125.5	139.5

Total shareholders’ equity	2,832.4	2,779.1

Total liabilities and shareholders’ equity	$7,639.8	$7,288.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Revenues
Net earned premiums	$447.3	$391.6
Net investment income	59.2	39.1
Realized investment (losses) gains	(12.2)	1.0
Change in fair value of derivatives	(2.0)	(2.2)

Total Revenues	492.3	429.5

Expenses
Losses and loss adjustment expenses	250.8	207.2
Policy acquisition expenses	78.6	76.4
Operating and administrative expenses	48.5	50.8
Interest on long-term debt	3.9	3.9
Net foreign exchange gains (losses)	2.3	(4.3)
Other (income) expenses	0.7	—

Total Expenses	384.8	334.0

Income from operations before income tax	107.5	95.5
Income tax expense	(16.1)	(14.3)

Net Income	$91.4	$81.2

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	81,534,704	85,510,759
Diluted	83,571,852	87,956,836
Basic earnings per ordinary share adjusted for preference share dividend and in 2009 preferred shares repurchase gain of $0.39 per share	$1.42	$0.87

Diluted earnings per ordinary share adjusted for preference share dividend and in 2009 preferred shares repurchase gain of $0.38 per share	$1.39	$0.85

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended
	March 31,
	2009	2008

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,754.8	1,846.1
New shares issued	25.1	—
Preference shares repurchased and cancelled	(34.1)	—
Share-based compensation	4.1	3.4

End of period	1,749.9	1,849.5

Retained earnings
Beginning of period	884.7	858.8
Net income for the period	91.4	81.2
Dividends on ordinary and preference shares	(19.2)	(19.8)

End of period	956.9	920.2

Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	87.6	80.2
Change for the period	(15.2)	5.4

End of period	72.4	85.6

Loss on derivatives
Beginning and end of period	(1.4)	(1.6)

Unrealized appreciation/(depreciation) on investments:
Beginning of period	53.3	34.0
Change for the period	1.2	34.9

End of period	54.5	68.9

Total accumulated other comprehensive income	125.5	152.9

Total Shareholders’ Equity	$2,832.4	$2,922.7

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended
	March 31,
	2009	2008

Net income	$91.4	$81.2

Other comprehensive income, net of taxes:
Available for sale investments
Reclassification adjustment for net realized loss (gain) on investments included in net income	4.1	(0.8)
Change in net unrealized gains and losses on investments	(2.9)	35.7
Change in foreign currency translation adjustment	(15.2)	5.4

Other comprehensive income	(14.0)	40.3

Comprehensive income	$77.4	$121.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended
	March 31,
	2009	2008

Cash flows provided by operating activities:
Net income	$91.4	$81.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1.9	2.9
Share-based compensation expense	4.1	3.4
Net realized (gains) losses	12.7	(1.0)
Other investments (gains) losses	(4.0)	16.9
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	46.9	(6.6)
Unearned premiums	153.1	172.6
Reinsurance recoverables:
Unpaid losses	(14.6)	28.7
Ceded unearned premiums	(92.5)	(44.8)
Accrued investment income and other receivables	2.2	9.5
Deferred policy acquisition costs	(16.3)	(17.7)
Reinsurance premiums payables	93.5	57.9
Premiums receivable	(116.1)	(113.9)
Funds withheld	13.1	4.5
Deferred taxes	(6.1)	10.2
Income tax payable	18.0	(16.1)
Accrued expenses and other payables	5.2	(20.5)
Fair value of derivatives and settlement of liabilities under derivatives	2.9	0.2
Other assets	(1.2)	(3.9)

Net cash provided by operating activities	$194.2	$163.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
($ in millions)

	Three Months Ended
	March 31,
	2009	2008

Cash flows used in investing activities:
Purchases of fixed maturities	$(650.8)	$(509.6)
Proceeds from sales and maturities of fixed maturities	490.6	473.8
Net sales of short-term investments	(64.5)	(35.0)
Proceeds from other investments sold	172.1	—
Purchase of equipment	(0.6)	(2.7)

Net cash used in investing activities	(53.2)	(73.5)

Cash flows used in financing activities:
Dividends paid on ordinary shares	(12.3)	(12.9)
Dividends paid on preference shares	(6.9)	(6.9)

Net cash used in financing activities	(19.2)	(19.8)

Effect of exchange rate movements on cash and cash equivalents	(17.7)	(25.9)

Increase/(decrease) in cash and cash equivalents	104.1	44.3
Cash and cash equivalents at beginning of period	809.1	651.4

Cash and cash equivalents at end of period	$913.2	$695.7

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	6.0	28.9
Cash paid during the period for interest	7.5	7.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 contained in Aspen’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

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

New Accounting Pronouncements Adopted in 2009

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance when the volume or level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. If a reporting entity elects to early adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1 (see below) the reporting entity also is required to adopt early FSP FAS 157-4. The Company adopted the provisions of FSP FAS 157-4 during the first quarter of 2009. For more information see Note 5 to the financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” (“FSP FAS 115-2 and FAS 124-2”). This proposal amends the other than temporary guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt securities in the financial

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. For debt securities where the amortized cost is greater than the fair market value the company shall assess if the impairment is other than temporary. If a company intends to sell a security (that is, it has decided to sell the security) or it is more likely than not that it will be required to sell a security prior to recovery of it’s cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more likely than not that it will be required to sell the security prior to recovery, the amount of other than temporary impairment related to credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income.

On May 23, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 163, “Accounting For Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60” (“FAS 163”). The statement requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It is effective for fiscal years beginning after December 15, 2008, and all interim periods within the fiscal year except for some disclosures about the insurance enterprise’s risk management activities. The adoption of FAS 163 did not have any impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2009.

On March 8, 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB statement 133 (“FAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the disclosures required by FAS 161 in the first quarter of fiscal 2009. Since FAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated results of operations, financial condition or cash flows.

Accounting standards not yet adopted

In March 2009, the FASB released Proposed Staff Position FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

3.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended
	March 31,
	2009	2008
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$91.4	$81.2
Preference dividends	(6.9)	(6.9)
Preference stock repurchase gain	31.5	—

Net income available to ordinary shareholders	116.0	74.3

Diluted
Net income available to ordinary shareholders	116.0	74.3

Ordinary shares
Basic
Weighted average ordinary shares	81,534,704	85,510,759

Diluted
Weighted average ordinary shares	81,534,704	85,510,759
Weighted average effect of dilutive securities	2,037,148	2,446,077

Total	83,571,852	87,956,836

Earnings per ordinary share
Basic	$1.42	$0.87
Diluted	$1.39	$0.85

Purchase of preference shares.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE : AHL-PA) at a price of $12.50 per share. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings Per Share for Redemption or Induced Conversion of Preferred Stock” for earnings per share purposes, the purchase resulted in a first quarter gain of approximately $31.5 million, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% preference shares.

On April 29, 2009, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	May 28, 2009	May 13, 2009
5.625% preference shares	$0.703125	July 1, 2009	June 15, 2009
7.401% preference shares	$0.462563	July 1, 2009	June 15, 2009

4.	Segment Reporting

The Company is organized into four business segments: Property Reinsurance, Casualty Reinsurance, International Insurance, and U.S. Insurance. These segments form the basis of how the Company monitors the performance of its operations.

Property Reinsurance.  Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro rata, and property facultative. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. We also write some structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment that best reflects the economic characteristics of the contract. We also include within this segment some credit, surety and political risk reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written principally on a treaty basis.

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

International Insurance.  Our international insurance segment consists of the following principal lines of business: U.K. commercial property (including construction), U.K. commercial liability, excess casualty, professional liability, marine hull, energy property damage, marine, energy and construction liability, non-marine transportation liability, aviation, financial institutions, management and technology liability, financial and political risk insurance and specialty reinsurance written principally by Aspen U.K. and our Lloyd’s operations, Syndicate 4711. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary, quota share and facultative basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$220.5	$186.8	$194.7	$34.8	$—	$636.8
Net written premiums	182.1	185.8	124.8	13.9	—	506.6
Gross earned premiums	150.9	110.0	198.8	33.5	—	493.2
Net earned premiums	139.1	109.5	175.0	23.7	—	447.3
Losses and loss expenses	40.2	72.2	127.0	11.4	—	250.8
Policy acquisition expenses	24.8	21.9	28.0	3.9	—	78.6
Operating and administrative expenses	15.2	9.0	18.6	5.7	—	48.5

Underwriting profit	58.9	6.4	1.4	2.7	—	69.4

Net investment income	—	—	—	—	59.2	59.2
Realized investment (losses)	—	—	—	—	(12.2)	(12.2)

Segment profit	$58.9	$6.4	$1.4	$2.7	$47.0	$116.4

Change in fair value of derivatives						(2.0)
Interest on long term debt						(3.9)
Realized exchange (losses)						(2.3)
Other income						(0.7)

Net income before tax						$107.5

Net reserves for loss and loss adjustment expenses	$402.8	$1,322.9	$950.4	$122.2		$2,798.3

Ratios
Loss ratio	28.9%	65.9%	72.6%	48.1%		56.1%
Policy acquisition expense ratio	17.8%	20.0%	16.0%	16.5%		17.6%
Operating and administration expense ratio	10.9%	8.2%	10.6%	24.1%		10.8%
Expense ratio	28.7%	28.2%	26.6%	40.6%		28.4%

Combined ratio	57.6%	94.1%	99.2%	88.7%		84.5%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$184.2	$182.1	$199.3	$30.6	$—	$596.2
Net written premiums	175.4	180.0	142.0	22.2	—	519.6
Gross earned premiums	140.3	95.7	165.3	26.0	—	427.3
Net premiums earned	127.0	94.7	150.2	19.7	—	391.6
Losses and loss expenses	38.0	61.5	97.7	10.0	—	207.2
Policy acquisition expenses	25.9	17.7	28.0	4.8	—	76.4
Operating and administrative expenses	16.6	10.7	17.9	5.6	—	50.8

Underwriting profit/(loss)	46.5	4.8	6.6	(0.7)	—	57.2

Net investment income	—	—	—	—	39.1	39.1
Realized investment	—	—	—	—	1.0	1.0

Segment profit/(loss)	$46.5	$4.8	$6.6	$(0.7)	$40.1	$97.3

Change in fair value of derivatives						(2.2)
Interest on long term debt						(3.9)
Realized exchange gains						4.3

Net income before tax						$95.5

Net reserves for loss and loss adjustment expenses	$424.7	$1,302.5	$883.9	$63.2		$2,674.3

Ratios
Loss ratio	29.9%	64.9%	65.0%	50.8%		52.9%
Policy acquisition expense ratio	20.4%	18.7%	18.6%	24.3%		19.5%
Operating and administration expense ratio	13.1%	11.3%	11.9%	28.4%		13.0%
Expense ratio	33.5%	30.0%	30.5%	52.7%		32.5%

Combined ratio	63.4%	94.9%	95.5%	103.6%		85.4%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

Fixed Maturities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at March 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$623.6	$41.5	$—	$665.1
U.S. Agency Securities	367.9	27.9	(0.3)	395.5
Municipal Securities	7.7	0.4	—	8.1
Corporate Securities	1,567.9	32.5	(49.8)	1,550.6
Foreign Government	328.9	20.8	—	349.7
Asset-backed Securities	179.2	1.1	(2.3)	178.0
Non-agency Residential Mortgage-backed Securities	61.9	—	(11.3)	50.6
Non-agency Commercial Mortgage-backed Securities	252.5	0.3	(31.3)	221.5
Agency Mortgage-backed Securities	993.3	41.3	(0.1)	1,034.5

Total fixed income	$4,382.9	$165.8	$(95.1)	$4,453.6

	As at December 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Municipal Securities	7.7	0.3	—	8.0
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government	363.6	20.9	—	384.5
Asset-backed Securities	218.1	—	(12.6)	205.5
Non-agency Residential Mortgage-backed Securities	80.0	0.4	(24.1)	56.3
Non-agency Commercial Mortgage-backed Securities	253.9	—	(34.7)	219.2
Agency Mortgage-backed Securities	1,058.5	33.2	(0.4)	1,091.3

Total fixed income	$4,365.7	$170.4	$(103.0)	4,433.1

Fixed Maturities — Trading.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at March 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

Corporate Securities	$111.5	$0.8	$(0.4)	$111.9
Foreign Government	0.9	0.2	—	1.1

Total fixed income	$112.4	$1.0	$(0.4)	$113.0

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized loss.  The following tables summarize as at March 31, 2009 and December 31, 2008, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at March 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	($ in millions)

U.S. Agency Securities	$11.3	$(0.3)	$—	$—	$11.3	$(0.3)
Corporate Securities	411.8	(30.7)	146.3	(19.1)	558.1	(49.8)
Asset-backed Securities	51.8	(2.0)	9.1	(0.3)	60.9	(2.3)
Non-agency Residential Mortgage-backed Securities	17.3	(7.0)	33.3	(4.3)	50.6	(11.3)
Non-agency Commercial Mortgage-backed Securities	115.9	(5.5)	95.0	(25.9)	210.9	(31.4)

Total	$608.1	$(45.5)	$283.7	$(49.6)	$891.8	$(95.1)

	As at December 31, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	($ in millions)

U.S. Government Securities	$7.4	$(0.4)	$1.0	$(0.1)	$8.4	$(0.5)
U.S. Agency Securities	11.4	(0.2)	—	—	11.4	(0.2)
Corporate Securities	326.8	(19.0)	192.0	(11.5)	518.8	(30.5)
Asset-backed Securities	190.4	(11.1)	15.0	(1.5)	205.4	(12.6)
Non-agency Residential Mortgage-backed Securities	55.9	(24.0)	0.4	(0.1)	56.3	(24.1)
Non-agency Commercial Mortgage-backed Securities	114.2	(7.2)	105.0	(27.5)	219.2	(34.7)
Agency Mortgage-backed Securities	42.3	(0.4)	—	—	42.3	(0.4)

Total	$748.4	$(62.3)	$313.4	$(40.7)	$1,061.8	$(103.0)

As at March 31, 2009, the Company held 517 fixed maturities (December 31, 2008 — 634 fixed maturities) in an unrealized loss position with a fair value of $891.8 million (2008 — $1,061.8 million) and gross unrealized losses of $95.1 million (2008 — $103.0 million). The Company believes that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements and has concluded that the recovery period of those investments in an unrealized loss position is temporary. In addition, the unrealized losses are not a result of structural or collateral issues.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the three months ended March 31, 2009 of $15.2 million (December 31, 2008 — $59.6 million). We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

Other investments.  Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which result in a carrying value that approximates fair value. Realized and unrealized gains of $4.0 million (March 31, 2008 — losses of $16.9 million) have been recognized through the statement of operations in the three months ended March 31, 2009. The Company invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, the Company sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, the Company gave notice of redemption in respect of the remaining investments in the funds of hedge funds; the earliest date at which these notices will take effect is June 30, 2009.

The Company’s involvement with the funds is limited to the making and holding of these investments and it is not committed to making further investments in the funds; accordingly, the carrying value of the investments represents the Company’s maximum exposure to loss as a result of its involvement with the funds at each balance sheet date.

Other investments as at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	($ in millions)

Investment funds	$311.3	$290.9	$311.3	$286.9

Classification within the fair value hierarchy under SFAS 157.  In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). From January 1, 2008, the Company adopted SFAS 157.

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

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the investment grade securities in our portfolio do not use significant unobservable inputs or modeling techniques.

The Company’s assets subject to SFAS 157 are allocated between Levels 1, 2 and 3 as follows:

	March 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,015.0	$3,428.1	$10.5
Short-term investments available for sale, at fair value	217.3	72.5	—
Fixed income maturities, trading at fair value	1.1	111.9	—
Short-term investments, trading at fair value	—	2.0	—
Derivatives at fair value	—	—	7.2

Total	$1,233.4	$3,614.5	$17.7

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2009.

Three Months Ended
March 31, 2009
($ in millions)

Beginning Balance	$11.8
Total unrealized gains or (losses):
Included in earnings	(1.9)
Settlements	(2.7)

Ending Balance	$7.2

The Company’s liabilities subject to FAS 157 are allocated between Levels 1, 2 and 3 as follows:

	March 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivatives contracts	—	—	$9.4

Total	$—	$—	$9.4

The following table presents a reconciliation of the beginning and ending balances for the liability measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2009.

Three Months Ended
March 31, 2009
($ in millions)

Beginning Balance	$11.1
Total realized losses
Included in earnings	(1.7)

Ending Balance	$9.4

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Reinsurance

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

Ajax Re.  On April 25, 2007, we entered into a reinsurance agreement that provided us with coverage incepting on August 18, 2007. Under the reinsurance agreement, Ajax Re Limited (“Ajax Re”) provided us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement was fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery was limited to the lesser of our losses and the proportional amount of $100 million based on the Property Claims Services (“PCS”) reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. The $100 million of aggregate indemnity protection was exhausted when the reported industry insured losses by PCS reach $25.9 billion. For further information, see Note 11. At the balance sheet date and at expiry of the contract on May 1, 2009, no recovery was due from Ajax Re.

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

7.	Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2009:

Derivatives Not Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments Under	Notional	Balance Sheet		Balance Sheet
FAS 133	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Relating to underwriting portfolio
Credit insurance contract	$452.4	Derivatives at fair value	$7.2	Liabilities under derivatives	$9.4

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2008:

		Asset Derivatives		Liability Derivatives
	Notional	Balance Sheet		Balance Sheet
Derivatives Not Designated as Hedging Instruments Under FAS 133	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Relating to underwriting portfolio
Credit Insurance Contract	$452.4	Derivatives at fair value	$9.1	Liabilities under derivatives	$11.1
Foreign Exchange Contract	$18.8	Derivatives at fair value	$2.7

The following table provides the total unrealized and realized gains (losses) recorded in earnings for the three months ended March 31, 2009 and March 31, 2008:

Derivatives Not Designated as Hedging Instruments Under FAS 133	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income
		March 31,	March 31,
		2009	2008
		($ millions)

Relating to underwriting portfolio
Credit Insurance Contract	Derivatives at Fair Value	$2.0	$2.2
Foreign Exchange Contract	Net Foreign Exchange (Gains)/Losses	$1.8	—

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considers that under “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point in time be due and payable to the Company.

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

Foreign exchange contract.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized gain or loss in the Company’s statement of operations.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	March 31, 2009	December 31, 2008
	($ in millions)

Provision for losses and LAE at start of year	$3,070.3	$2,946.0
Less reinsurance recoverable	(283.3)	(304.7)

Net loss and LAE at start of year	2,787.0	2,641.3

Net loss and LAE expenses disposed of	(11.7)	(15.4)

Provision for losses and LAE for claims incurred:
Current year	260.6	1,203.0
Prior years	(9.8)	(83.5)

Total incurred	250.8	1,119.5

Losses and LAE payments for claims incurred:
Current year	(48.1)	(205.2)
Prior years	(90.7)	(534.2)

Total paid	(138.8)	(739.4)

Foreign exchange (gains)	(89.0)	(219.0)

Net losses and LAE reserves at period end	2,798.3	2,787.0
Plus reinsurance recoverable on unpaid losses at period end	297.9	283.3

Loss and LAE reserves at March 31, 2009 and December 31, 2008	$3,096.2	$3,070.3

For the three months ended March 31, 2009, there was a reduction in reserves of $9.8 million compared to $39.5 million for the three months ended March 31, 2008 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The net loss and loss expenses disposed of represent reductions in reserves for several Lloyd’s syndicates which we originally assumed under reinsurance to close arrangements accounted for by the syndicates prior to 2007 (2008 — 2006).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at March 31, 2009 and December 31, 2008.

	As at March 31, 2009		As at December 31, 2008
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	82,762,673	125	81,506,503	123

Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7

Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	8,000,000	12

Total issued share capital		140		142

Additional paid-in capital ($ in millions)		$1,749.9		1,754.8

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $363.2 million (2008 — $430.0 million) less issue costs of $9.6 million (2008 — $10.8 million).

Purchase of preference shares.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE : AHL-PA) at a price of $12.50 per share. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings Per Share for Redemption or Induced Conversion of Preferred Stock” for earnings per share purposes, the purchase resulted in a first quarter gain of approximately $31.5 million, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% preference shares.

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the three month period ended March 31, 2009.

Number of
Shares

Shares in issue at December 31, 2008	81,506,503
Share transactions in the three months ended March 31, 2009:
Shares issued to employees under the share incentive plan	36,170
Shares issued through registered public offerings	1,220,000

Shares in issue at March 31, 2009	82,762,673

10.	Share Based Payments

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2006, the Company adopted the provisions of SFAS 123R “Share Based Payments” which requires all entities to apply a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years. During the three months ended March 31, 2009, no options were exercised by the Names’ Trustee (2008 - 12,059). Wellington Investment exercised all its options on March 28, 2007.

Employee and Non-Executive Director awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted or exercised in the three months ended March 31, 2009. Compensation costs charged against income in respect of employee options for the three months ended March 31, 2009 was $0.6 million (2008 - $0.9 million).

Restricted share units (“RSU’s”) vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three months ended March 31, 2009, the Company granted 39,376 restricted share units. In the case of non-employee directors (other than the Chairman), one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. Compensation costs charged against income in respect of restricted share units for the three months ended March 31, 2009 was $0.6 million (2008 - $0.7 million). On April 29, 2009, the Board of Directors approved a total of 25,316 RSU’s for the non-employee directors and 8,439 RSU’s to the Chairman.

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. For the three months ended March 31, 2009, the Company granted nil performance shares. Compensation costs charged against income in respect of performance shares was $1.7 (2008 - $2.2 million) million in the three months ended March 31, 2009.

On April 28, 2009 the Compensation Committee approved the grant of 937,626 performance shares with a grant date of May 1, 2009. The performance shares will be subject to a three-year vesting period with a separate annual Return on Equity (“ROE”) test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. If the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 7%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

11.	Commitments and Contingencies

(a)  Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2009 and December 31, 2008.

	As at	As at
	March 31, 2009	December 31, 2008
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,316.3	$1,345.6
Assets held in single beneficiary trusts	53.6	54.0
Letters of credit issued under our revolving credit facilities (1)	74.7	84.6
Secured letters of credit (2)	428.3	422.4

Total	$1,872.9	$1,906.6

Total as % of cash and invested assets	30.9%	33.1%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of March 31, 2009, the Company had funds on deposit of $578.2 million and £25.4 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s agrees Syndicate 4711’s required capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at March 31, 2009 amount to $196.7 million (December 31, 2008 — $200.3 million).

(b)	Operating leases

Amounts outstanding under operating leases as of March 31, 2009 were:

						Later
	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	5.5	6.9	6.5	5.7	5.7	24.2	54.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)  Variable interest entities

As disclosed in Note 6, we entered into a reinsurance agreement with Ajax Re that provided the Company with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and 2008. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2008 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Recent Developments

At the Company’s Board of Directors meeting held on April 29, 2009, Mr. Peter O’Flinn was appointed to the Board. He also serves on the Audit Committee and chairs the Corporate Governance and Nominating Committee.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million.

Overview

We are a Bermuda holding company. We write insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty (United States). Aspen U.K. also has branches in Paris, France, Zurich, Switzerland, Dublin, Ireland, Singapore, Australia and Canada. We operate in the global markets for property and casualty insurance and reinsurance.

The most significant features of our results for the three months ended March 31, 2009 were:

•	Tangible book value per ordinary share at March 31, 2009 was $29.85, an increase of 2.2% compared to $29.22 at March 31, 2008[1];

•	Net earned premium for the quarter increased by 14.2% to $447.3 million compared to $391.6 million in the same period in 2008;

•	Underwriting income for the quarter increased by 21.3% to $69.4 million from $57.2 million reported in the first quarter of 2008;

•	Net investment income in the first quarter of 2009 increased by 51.4% to $59.2 million compared to the first quarter of 2008;

•	Other-than-temporary impairment charges of $15.2 million for the quarter compared with $Nil charge in the first quarter of 2008;

1 Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

•	Net income after tax of $91.4 million for the quarter ended March 31, 2009 increased by 12.6% compared to $81.2 million for the comparative quarter in 2008;

•	Diluted earnings per ordinary share after preference share dividends and a gain on preference share repurchase of $1.39 for the quarter ended March 31, 2009 increased by 63.5% over the comparative quarter in 2008; and

•	On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE : AHL-PA) at a price of $12.50 per share, which resulted in a first quarter gain of $31.5 million.

Shareholders’ equity and ordinary shares in issue as at March 31, 2009 and March 31, 2008 were:

	As at	As at
	March 31, 2009	March 31, 2008
	($ in millions, except for share amounts)

Total shareholders’ equity	$2,832.4	$2,922.7
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(353.6)	(419.2)

Net tangible assets attributable to ordinary shareholders	$2,470.6	$2,495.3

Ordinary shares	82,762,673	85,395,154
Diluted ordinary shares	84,832,466	87,606,822

The following overview of our results for the three months ended March 31, 2009 and 2008 and of our financial condition at March 31, 2009, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 6.8% in the first quarter of 2009 compared to 2008. The table below shows our gross written premiums for each segment for the three months ended March 31, 2009 and 2008, and the percentage change in gross written premiums for each segment.

	For the		For the
	Three Months Ended		Three Months Ended
Business Segment	March 31, 2009		March 31, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property reinsurance	$220.5	19.7%	$184.2
Casualty reinsurance	186.8	2.6	182.1
International insurance	194.7	(2.3)	199.3
U.S. insurance	34.8	13.7	30.6

Total	$636.8	6.8%	$596.2

Gross written premiums have increased from $596.2 million in the first quarter of 2008 to $636.8 million at the end of the first quarter of 2009 due mainly to favorable market conditions particularly in property reinsurance and favorable premium adjustments related to prior years. Premium rate increases within our property reinsurance segment as a result of 2008 Hurricanes Ike and Gustav and Credit and Surety premium of $7.3 million contributed to the growth in premiums for the quarter. Favorable prior year premium adjustments were $35.0 million compared with negative premium adjustments of $5.5 million in the comparative quarter of 2008. The favorable prior year premium adjustment in the first quarter of 2009 related mainly to cedant advised premium increases on reinsurance contracts written in 2008 in our property reinsurance segment.

Reinsurance.  Total reinsurance ceded for the three months ended March 31, 2009 of $130.2 million increased by $53.6 million from the first quarter of 2008. In the first quarter of 2008, ceded reinsurance premiums were unusually low as a number of multi-year industry loss warranties were purchased in 2007 covering the 2008 wind season. The ceded written premium was recognized in 2007 and earned through 2008 when these covers expired.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio.

The loss ratios for our four business segments for the three months ended March 31, 2009 and 2008 were as follows:

	For the Three	For the Three
	Months Ended	Months Ended
Business Segment	March 31, 2009	March 31, 2008

Property reinsurance	28.9%	29.9%
Casualty reinsurance	65.9%	64.9%
International insurance	72.6%	65.0%
U.S. insurance	48.1%	50.8%

Total Loss Ratio	56.1%	52.9%

The international insurance segment has been impacted by prior year reserve strengthening in our lines exposed to the global financial crisis, in particular our financial institutions line of business. The casualty reinsurance loss ratio has increased mainly as a result of a reduction in reserve releases from $14.3 million in the first quarter of 2008 to $3.1 million in the first quarter of 2009. The property reinsurance loss ratio in 2008 was impacted by a higher frequency of mid-sized risk losses. The U.S. insurance loss ratio has decreased as a result of better loss experience from the continued reshaping of the property account.

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended March 31, 2009 and 2008, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Reserve releases ($ in millions)	$9.8	$39.5
% of net premiums earned	2.2%	10.1%

Overall, reserve releases in the quarter decreased by $29.7 million from the comparative quarter in 2008 mainly as a result of a reduction in reserve releases from the casualty reinsurance and the international insurance segments. Casualty reinsurance reserve releases decreased by $11.2 million to $3.1 million mainly as a result of loss experience in the international casualty reinsurance line of business. The international insurance segment has seen net reserve strengthening of $2.0 million compared to reserve releases of $6.9 million in the first quarter of 2008, with the first quarter of 2009 being impacted by $9.8 million of reserve strengthening in respect of our lines exposed to the global financial crisis. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2009 and 2008:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Policy acquisition expenses	17.6%	19.5%
Operating and administrative expenses	10.8%	13.0%

Expense ratio	28.4%	32.5%

The main driver for the reduction in the policy acquisition expense ratio is property reinsurance which has lower reinsurance costs impacting earned premiums. This was offset by higher profit commissions in 2009 for casualty reinsurance when compared to the same period in 2008. Higher net earned premium in 2009 over 2008 in all segments also contributed to an improved ratio.

The improvement in the operating and administrative expense ratio was due to a combination of disciplined cost management, higher net earned premiums and favorable movements in the exchange rate between the British Pound and the U.S. Dollar.

Net investment income.  In the first quarter of 2009, we generated net investment income of $59.2 million (2008 — $39.1 million). The increase in net investment income was due primarily to gains of $4.0 million from our investment in funds of hedge funds compared with losses of $16.9 million in the comparative period in 2008. Investment income from fixed maturities decreased by $0.8 million to $55.2 million compared to March 31, 2008 as a result of slightly lower yields.

Change in fair value of derivatives.  In the three months ended March 31, 2009, we recorded a reduction of $2.0 million (2008 — $2.2 million) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.2 million (2008 — $0.3 million). Further information on these contracts can be found in Note 7 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended March 31, 2009 included $2.3 million of foreign currency exchange gains (2008 — $4.3 million gain) and $12.2 million of realized and unrealized investment losses (2008 — $1.0 million gain). The realized investment losses in 2009 compared with a gain in 2008 is the result of taking a charge in 2009 of $15.2 million for investments we believe to be other-than-temporarily impaired.

Other-than-temporary impairments.  We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income.

Taxes.  The estimated effective rate of tax for the period is 15.0% (2008 — 15.0%). This is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero and where the U.K. corporate tax rate is 28%.

Dividends.  The dividend has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended March 31, 2009 were $6.9 million (2008 — $6.9 million).

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $53.3 million to $2,832.4 million for the three months ended March 31, 2009. The most significant movements were:

•	net retained income after tax for the period of $72.2 million;

•	the issue of 1,220,000 ordinary shares for proceeds of $25.1 million; and

•	net decrease of $34.1 million related to the repurchase of 2,672,500 of our 7.401% $25 liquidation value preference shares with an aggregate liquidation value net of issue costs of $65.6 million. The repurchase resulted in a gain of $31.5 million.

As at March 31, 2009, total ordinary shareholders’ equity was $2,478.8 million compared to $2,359.9 million at December 31, 2008. The remainder of our total shareholders’ equity, as at March 31, 2009, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2008 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.6 million (December 31, 2008 — $249.5 million) were the only material debt that we had outstanding as of March 31, 2009 and December 31, 2008.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2009, this ratio was 8.1% (December 31, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 19.6% as of March 31, 2009 (December 31, 2008 — 22.1%).

Capital Management.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE: AHL-PA) at a price of $12.50 per share. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings Per Share for Redemption or Induced Conversion of Preferred Stock” the purchase resulted in a gain attributable to ordinary shareholders of $31.5 million for the first quarter of 2009, which is not recognized in the income statement but is included in the calculation of earnings per share for the quarter.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at March 31, 2009, Aspen Holdings held $19.5 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At March 31, 2009, our subsidiaries held $893.7 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2009 and for the foreseeable future.

As of March 31, 2009, we had in issue $331.3 million and £120.1 million in letters of credit to cedants, for which $578.2 million and £25.4 million were held as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Property Reinsurance.  We observed that rates for peak zone exposures continued the hardening trend experienced in the January renewal season driven upward by strong market demand to protect capital. As a result, we believe U.S. catastrophe business is attractively priced. April renewals included the Japanese portfolio where margins are much tighter. A combination of capital preservation goals and exchange rate movement weakening the Yen led to single digit rate increases. The risk excess market is showing signs of improvement after a difficult 18 months but remains much more inconsistent than the catastrophe market. Our U.S. property facultative reinsurance team is benefiting from some market hardening, but international property facultative reinsurance remains highly competitive.

Casualty Reinsurance.  In our casualty reinsurance segment, we continue to see greater than expected submission flow, in part due to the challenges faced by some major competitors. Rating pressure remains acute in our U.S. casualty business. In international casualty, there are indications that the insurance and reinsurance market is starting to improve and rate increases are apparent on primary business. We are continuing to experience downward rate pressure in our casualty facultative lines. In general, terms and conditions continue to remain stable across the casualty reinsurance market.

International Insurance.  In our international insurance segment we are seeing strong rate increases in a number of our lines of business. The first quarter is not a particularly significant renewal time for aviation insurance; however early signs are encouraging with single digit rate increases from the few airline accounts renewing at this time as the market continues to firm following significant overall loss activity. The renewal season for Gulf of Mexico energy physical damage insurance is in its preliminary stages with some of our competitors indicating that they will not write any Gulf of Mexico exposure this year. We have revised our pricing model for this class so that it assumes that the loss history we have experienced in the last 5 years is typical rather than adopting a longer time horizon, which will result in us charging much higher prices whilst reducing coverage and seeking higher deductibles. We will have a better sense of how this is likely to unfold in coming weeks as buyers focus on how much cover they wish to buy. In our marine and energy liability business, the rating environment remains positive and we recorded average increases of approximately 20% to 30% on our book, which is in line with our expectations. In U.K. commercial property, excluding the property owners business, we are continuing to see signs of modest rate hardening, and expect this to gain momentum as the year progresses. In our excess casualty line, rates are basically flat. We have not seen the broader market upturn which we had anticipated at the end of last year as we understand that one large competitor is offering rate decreases of as much as 15%. This is in contrast to the broader market where most of our competitors are seeking to achieve rate increases.

U.S. Insurance.  In our U.S. insurance business, we are seeing rate improvements of up to 15% on catastrophe exposed lines. The excess and casualty insurance market continues to be competitive with rates declining on average from 5% to 10%.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies please refer to our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The material changes in the application of our critical accounting estimates subsequent to that report are the application of FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” in respect of a portfolio of fixed income investments purchased in the first quarter of 2009 as shown as fixed income maturities, trading and short-term investments, trading on the balance sheet. In addition, we have adopted FSP FAS 157-4 “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of

Other-Than-Temporary Impairments” as disclosed in the notes to the unaudited condensed consolidated financial statements.

We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2009 and 2008 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — First quarter” below.

Underwriting Results by Operating Segments

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

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended March 31, 2009 and 2008.

The contributions of each segment to gross written premiums in the three months ended March 31, 2009 and 2008 were as follows:

	Gross Written Premiums
	For the Three	For the Three
	Months Ended	Months Ended
Business Segment	March 31, 2009	March 31, 2008
	% of total gross written premiums

Property reinsurance	34.6%	30.9%
Casualty reinsurance	29.3%	30.6%
International insurance	30.6%	33.4%
U.S. insurance	5.5%	5.1%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three	For the Three
	Months Ended	Months Ended
Business Segment	March 31, 2009	March 31, 2008
	($ in millions)

Property reinsurance	$220.5	$184.2
Casualty reinsurance	186.8	182.1
International insurance	194.7	199.3
U.S. insurance	34.8	30.6

Total	$636.8	$596.2

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess, and proportional treaty risks. We also write U.S. and international property facultative risks. Our property reinsurance business is written out of Bermuda, London, the U.S., Paris, Zurich and Singapore. Aspen U.K.’s Paris branch writes property facultative business in continental Europe and the Zurich branch writes property and casualty reinsurance in Europe. We also write some structured risks out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. We also include within this segment some credit, surety and political risk reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written principally on a treaty basis.

Gross written premiums.  Gross written premiums in our property reinsurance segment increased by 19.7% compared to the three months ended March 31, 2008. This increase is attributed mainly to significant rate increases for U.S. peak zone catastrophe contracts, moderate increases in U.S. regional business and European wind exposure and new premiums from the credit and surety line of business which began writing business in 2009. The increase also reflects premium adjustments to deposit premiums paid in 2008 where underlying exposures have changed.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three		For the Three
	Months Ended		Months Ended
Lines of Business	March 31, 2009		March 31, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Treaty catastrophe	$116.7	4.6%	$111.6
Treaty risk excess	31.3	4.7	29.9
Treaty pro rata	48.2	47.4	32.7
Property facultative	17.0	70.0	10.0
Credit, surety and political risk reinsurance	7.3	Nm *	—

Total	$220.5	19.7%	$184.2

*	Not meaningful — This line of business was not operational at March 31, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the three months ended March 31, 2009 was 28.9% compared to 29.9% in 2008. Higher net earned premiums in the quarter and a greater frequency of risk losses in the first quarter of 2008 are the main drivers for the reduction in the net loss ratio. Reserve releases in the quarter were $6.7 million, down from $13.6 million in the first quarter of 2008.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $40.0 million equivalent to 28.7% of net premiums earned for the three months ended March 31, 2009 compared with $42.5 million and 33.5% of net premiums earned for the three months ended March 31, 2008. Policy acquisition expenses of $24.8 million for the first quarter of 2009 are broadly in line with those for the first quarter of 2008, but produce a lower acquisition ratio as they apply to a higher premium base. The reduction in ratio is due to changes in the mix of business in the segment and reductions in accruals for profit commissions. The decrease in the operating and administrative expenses of $1.4 million from the first quarter of 2008 is attributable mainly to favorable exchange rate movements between the U.S. Dollar and British Pound.

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

Gross written premiums.  Gross written premium increased by 2.6% to $186.8 million due mainly to favorable premium adjustments in our U.S. treaty casualty business. This was offset by a reduction in written premium from our international treaty business which was impacted by the strengthening of the U.S. Dollar against the British Pound and the Euro, as these currencies account for the majority of written premium in this segment.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three		For the Three
	Months Ended		Months Ended
Lines of Business	March 31, 2009		March 31, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. treaty	$109.8	22.5%	$89.6
International treaty	73.5	(17.9)	89.5
Casualty facultative	3.5	16.7	3.0

Total	$186.8	2.6%	$182.1

Losses and loss adjustment expenses.  Losses and loss adjustment expenses for the first quarter of 2009 increased by $10.7 million when compared to the first quarter 2008. The increase can be attributed mainly to a reduction in reserve releases which were $14.2 million in the first quarter of 2008, compared to $3.1 million for the same period in 2009. The reduction in reserve releases are attributable to reserve strengthening in international casualty compared to reserve releases in the comparable period in 2008. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $30.9 million for the three months ended March 31, 2009 equivalent to 28.2% of net premiums earned (2008 — 30.0%). Policy acquisition expenses have increased from $17.7 million in the first quarter of 2008 to $21.9 million in same period in 2009 due mainly to the recognition of $3.4 million of additional profit commissions. Operating and administrative expenses have decreased to $9.0 million from $10.7 million for the three months ended March 31, 2008 mainly due to favorable movements in the exchange rate between the U.S. Dollar and British Pound.

International Insurance

Our international insurance segment mainly comprises marine hull, marine, energy and construction liability, energy property damage, non-marine transportation liability, aviation, professional liability, excess casualty, financial institutions, financial and political risk, management and technology liability, U.K. commercial property (including construction) and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

Gross written premiums.  Overall premiums have decreased by $4.6 million compared to the equivalent period in 2008, despite favorable premium adjustments in a number of lines, most notably in specialty reinsurance. The decrease in gross written premium is attributable to the timing of renewals, particularly in our energy account, where a number of loss impacted contracts which were expected to renew in the first quarter of 2009 will not renew until the second quarter of 2009. In addition, gross written premiums in our U.K. commercial and property liability lines have been impacted by exchange rate movements as premiums are written in British Pounds which has weakened against the U.S Dollar during the period.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three		For the Three
	Months Ended		Months Ended
Lines of Business	March 31, 2009		March 31, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Marine, energy and construction liability	$50.8	(7.3)%	$54.8
Energy property insurance	16.4	(29.9)	23.4
Marine hull	16.5	(11.3)	18.6
Aviation insurance	10.4	(7.1)	11.2
U.K. commercial property	7.4	(21.2)	9.4
U.K. commercial liability	9.1	(54.7)	20.1
Non-marine transportation liability	7.9	12.9	7.1
Professional liability	7.7	1.3	7.6
Excess casualty	4.8	140	2.0
Financial institutions	3.7	27.6	2.9
Financial and political risk	9.2	104.4	4.5
U.K. commercial property — construction	3.5	Nm *	—
Management and technology liability	1.8	Nm *	—
Specialty reinsurance	45.5	20.4	37.7

Total	$194.7	(2.3)%	$199.3

*	Not meaningful — These lines of business were not operational at March 31, 2008.

Losses and loss adjustment expenses.  The loss ratio for the quarter was 72.6% compared to 65.0% for the three months ended March 31, 2008, an increase of 7.6 percentage points. Higher net earned premiums were more than offset by the $29.3 million increase in loss and loss adjustment expenses. The segment has been impacted by an increase in current year loss reserves for our lines of business exposed to the global financial crisis. A $2.0 million prior year reserve strengthening, compared to a $6.9 million reserve release in 2008, was due predominantly to a $9.8 million increase in reserves for our financial institutions account and a $3.0 million reserve increase for a specific non-marine transportation liability loss.

Policy acquisition, operating and administrative expenses.  Acquisition expenses for the first quarter of 2009 were unchanged at $28.0 million. The increase in operating and administrative expenses to $18.6 million in the first quarter of 2009 from $17.9 million for the comparative period in 2008 relates to direct costs for the new teams established in 2008 and additional infrastructure costs associated with our Lloyd’s operations. These additional costs have been offset by favorable movements in the exchange rates between the U.S. Dollar and the British Pound.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.  Gross written premiums increased by 13.7% compared to the first quarter of 2008 due primarily to a $3.9 million increase in property premiums. This increase is the result of new business written as the property account has been reshaped.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three		For the Three
	Months Ended		Months Ended
Lines of Business	March 31, 2009		March 31, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. property	$14.4	37.1%	$10.5
U.S. casualty	20.4	1.5	20.1

Total	$34.8	13.7%	$30.6

Losses and loss adjustment expenses.  The loss ratio has decreased from 50.8% for the first quarter of 2008 to 48.1% for the same period in 2009 mainly as a result of favorable loss experience from our property account. Reserve releases have decreased from $4.7 million in the first quarter of 2008 to $2.0 million for the same period in 2009.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased to $3.9 million in the current period from $4.8 million for the equivalent period in 2008 due to lower accruals for profit commissions and changes in the business mix. Operating and administrative expenses were largely unchanged at $5.7 million in 2009 versus $5.6 million in 2008.

Total Income Statement — First quarter

Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums for the first quarter of 2009 have increased by 6.8% to $636.8 million when compared to the first quarter of 2008 due mainly to favorable market conditions particularly in property reinsurance and favorable premium adjustments related to prior years. Favorable prior year premium adjustments were $35.0 million compared with negative premium adjustments of $5.5 million in the comparative quarter of 2008.

Reinsurance ceded.  Total reinsurance ceded for the three months ended March 31, 2009 of $130.2 million increased by $53.6 million from the first quarter of 2008. In the first quarter of 2008, ceded reinsurance premium was unusually low as a number of multi-year industry loss warranties were purchased in 2007 covering the 2008 wind season. The ceded written premium was recognized in 2007 and earned through 2008 when these covers expired.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first quarter of 2009 increased by 15.4% compared to the first quarter of 2008 reflecting the earning of business written by teams new to the Company in 2008 in addition to favorable prior period premium development.

Net premiums earned.  Net premiums earned have increased by $55.7 million or 14.2% in the first quarter of 2009 compared to 2008 which is consistent with the increase in gross earned premiums.

Losses and loss adjustment expenses.  The increase in loss and loss adjustment expenses resulted from lower prior year reserve releases in the first quarter of 2009 when compared with the same period in 2008. The reserve releases were lower in the quarter as a result of increased claims related to the economic crisis and in particular our financial institution line. Current year losses have been impacted by an increase in losses related to the economic crisis in the international insurance segment in particular. Both years had limited natural catastrophe losses.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and excludes premium adjustments.

			Accident Year Loss
			Ratio Excluding
	Total Loss	Prior Year	Prior Year
For the Three Months Ended March 31, 2009	Ratio	Adjustment	Adjustments

Property reinsurance	28.9%	8.4%	37.3%
Casualty reinsurance	65.9%	9.2%	75.1%
International insurance	72.6%	3.7%	76.3%
U.S. insurance	48.1%	8.9%	57.0%
Total	56.1%	6.9%	63.0%

			Accident Year
			Loss Ratio
	Total Loss	Prior Year	Excluding Prior
For the Three Months Ended March 31, 2008	Ratio	Adjustment	Year Adjustments

Property reinsurance	29.9%	11.1%	41.0%
Casualty reinsurance	64.9%	11.6%	76.5%
International insurance	65.0%	6.1%	71.1%
U.S. insurance	50.8%	26.6%	77.4%
Total	52.9%	10.2%	63.1%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended March 31, 2009 and 2008. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008

Policy acquisition expenses	15.9%	17.9%
Operating and administrative expenses	9.8%	11.9%

Gross expense ratio	25.7%	29.8%
Effect of reinsurance	2.7%	2.7%

Total net expense ratio	28.4%	32.5%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended March 31, 2009 and 2008 are shown in the following table:

	For the Three Months Ended March 31, 2009					For the Three Months Ended March 31, 2008
	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Ratios Based on Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	16.4	19.9	14.1	11.6	15.9	18.5	18.5	16.9	18.5	17.9
Operating and administrative expense ratio	10.1	8.2	9.4	17.0	9.8	11.8	11.2	10.9	21.7	11.9

Gross expense ratio	26.5	28.1	23.5	28.6	25.7	30.3	29.7	27.8	40.2	29.8
Effect of reinsurance	2.2	0.1	3.1	12.0	2.7	3.2	0.3	2.7	12.8	2.7

Total net expense ratio	28.7	28.2	26.6	40.6	28.4	33.5	30.0	30.5	53.0	32.5

The policy acquisition ratio, gross of the effect of reinsurance, has decreased to 15.9% for the three months ended March 31, 2009 from 17.9% for the comparative period in 2008. The decrease is driven mainly by the decreased in profit commissions for the property reinsurance and U.S. insurance segments and the change in business mix in the international insurance segment as the teams new to the Company in 2008 are now fully established. The increase in the acquisition ratio for casualty reinsurance is mainly due to an increase in profit related commissions when compared to the first quarter of 2008.

Between the two periods we have experienced a $2.1 million decrease in our operating and administrative expenses. The decrease is due mainly to favorable movements in the exchange rate between the U.S. Dollar and British Pound which reduces the Dollar value of Sterling denominated expenses.

Net investment income.  Net investment income consists of interest on fixed income securities and the equity in net income of other investments. In the first quarter of 2009, we generated net investment income of $59.2 million (2008 — $39.1 million). The $20.1 million increase in investment income was primarily due to gains from our investment in funds of hedge funds which contributed $4.0 million compared with a loss of $16.9 million in the first quarter of 2008. During the quarter, the book yield on our fixed income portfolio decreased by 22 basis points from 4.64% to 4.42% and the portfolio duration decreased marginally from 3.1 years to 2.9 years and the average credit quality of our fixed income book is “AA+”, with 79% of the portfolio being graded “AA” or higher.

Change in fair value of derivatives.  In the three months ended March 31, 2009, we recorded a reduction of $2.0 million (2008 — $2.2 million) in the estimated fair value of our credit insurance contract including $0.2 million (2008 — $0.3 million) of interest expense. Further information on these contracts can be found in Note 7 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in 2009 include a $15.2 million charge for investments we believe to be other-than-temporarily impaired. No other-than-temporary impairment charge was included in the first quarter of 2008.

Income before tax.  In the first quarter of 2009, income before tax was $107.5 million and comprised $69.4 million of underwriting profit, $59.2 million in net investment income, $14.5 million of net foreign exchange and investment losses, $3.9 million of interest expense and $2.7 million of other expenses. In the first quarter of 2008, income before tax was $95.5 million and comprised $57.2 million of underwriting profit, $39.1 million in net investment income, $5.3 million of net foreign exchange and investment gains, $3.9 million of interest expense and $2.2 million of other expenses. Our higher underwriting profit in the quarter compared to the prior period was mainly due to higher earned premium in the quarter partially offset by greater losses. Our higher net investment income in the quarter was due to improved performance from our funds of hedge funds. Our higher net foreign exchange and investment losses in the quarter was the result of other than temporary impairment charges.

Income tax expense.  Income tax expense for the three months ended March 31, 2009 was $16.1 million. Our effective consolidated tax rate for the three months ended March 31, 2009 was 15.0% (2008 — 15.0%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2009. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net income after tax for the three months ended March 31, 2009 was $91.4 million, equivalent to $1.42 basic earnings per ordinary share adjusted for the $6.9 million preference share dividends and $31.5 million gain on repurchase of preference shares and $1.39 fully diluted earnings per ordinary share adjusted for the preference share dividends and gain on the repurchase of preference shares on the basis of the weighted average number of ordinary shares in issue during the three months ended March 31, 2009. The net income for the three months ended March 31, 2008 was $81.2 million equivalent to basic earnings per ordinary share of $0.87 and fully diluted earnings per share of $0.85.

Reserves for Losses and Loss Expenses

As of March 31, 2009, we had total net loss and loss adjustment expense reserves of $2,798.3 million (December 31, 2008 — $2,787.0 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,096.2 million at the balance sheet date of March 31, 2009, a total of $1,828.2 million or 59.0% represented IBNR claims (December 31, 2008 — $3,070.3 million and 58.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at March 31, 2009
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Property reinsurance	$446.8	$(39.2)	$407.6
Casualty reinsurance	1,328.8	(5.9)	1,322.9
International insurance	1,191.6	(222.0)	969.6
U.S. insurance	129.0	(30.8)	98.2

Total losses and loss expense reserves	$3,096.2	$(297.9)	$2,798.3

	As at December 31, 2008
		Reinsurance
Business Segment	Gross	Recoverable (1)	Net
	($ in millions)

Property reinsurance	$488.5	$(37.9)	$450.6
Casualty reinsurance	1,311.1	(5.9)	1,305.2
International insurance	1,117.4	(210.9)	906.5
U.S. insurance	153.3	(28.6)	124.7

Total losses and loss expense reserves	$3,070.3	$(283.3)	$2,787.0

(1)	The 2008 net reserve position for each of our segments has been revised with no overall effect on the total. As a result of re-allocation of reinsurance recoverables among the segments, the net reserve position for property reinsurance increased by $69.9 million from $380.7 million to $450.6 million, for casualty reinsurance decreased by $3.6 million from $1,308.8 million to $1,305.2 million, for international insurance decreased by $97.2 million from $1,003.7 million to $906.5 million and for U.S. insurance increased by $30.9 million from $93.8 million to $124.7 million.

The increase in reinsurance recoverables in 2009 is due to increased recoveries in our international insurance segment related mainly to Hurricane Ike and the global financial crisis. This has been offset by the continued settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

For the three months ended March 31, 2009, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $9.8 million. An analysis of this reduction by line of business is as follows for each of the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
Business Segment	March 31, 2009	March 31, 2008
	($ in millions)

Property reinsurance	$6.7	$13.6
Casualty reinsurance	3.1	14.3
International insurance	(2.0)	6.9
U.S. insurance	2.0	4.7

Total losses and loss expense reserves reductions	$9.8	$39.5

The key elements which gave rise to the net favorable development during the three months ended March 31, 2009 were as follows:

Property Reinsurance:  Property facultative, property catastrophe and the risk excess lines had better than expected loss experience which were partially offset by adverse development in property pro rata.

Casualty Reinsurance:  The U.S. casualty line had better than expected experience coupled with favorable commutations of $7.7 million, offset by increases in the international treaty line reflecting prior premium development.

International Insurance:  The segment had a deterioration of $2.0 million. We increased reserves on the financial institutions line in response to the ongoing global financial crisis by $9.8 million and the non-marine transportation liability line by $3.0 million in response to a specific loss. We had beneficial claims experience largely offsetting these increases in U.K. liability of $3.7 million and specialty reinsurance of $6.1 million.

U.S. Insurance:  The $2.0 million release is from the property account and is largely from the 2008 accident year which had good attritional claims experience.

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

For a more detailed description see “Management’s Discussion and Analysis — Critical Accounting Policies” and “Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment Expenses,” included in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Balance Sheet

Total cash and investments

At March 31, 2009 and December 31, 2008, total cash and investments, including accrued interest receivable, were $6.1 billion and $6.0 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2009		As at December 31, 2008
		Percentage		Percentage
	Estimated	of Fixed	Estimated	of Fixed
	Fair	Income	Fair	Income
	Value	Portfolio	Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$665.1	10.9%	$650.7	10.9%
U.S. Agency Securities	395.5	6.5%	393.1	6.6%
Municipal Securities	8.1	0.1%	8.0	0.1%
Corporate Securities	1,550.6	25.4%	1,424.5	23.8%
Foreign Government	349.7	5.8%	384.5	6.4%
Asset-backed Securities	178.0	2.9%	205.5	3.4%
Mortgage-backed Securities	1,306.6	21.4%	1,366.8	22.9%

Total Fixed Income — Available for Sale	4,453.6	73.0%	4,433.1	74.1%
Marketable Securities — Trading
Corporate Securities	111.9	1.8%	—	—
Foreign Government	1.1	—	—	—

Total Fixed Income — Trading	113.0	1.8%	—	—
Total Other Investments	290.9	4.8%	286.9	4.9%
Total Short-term Investments — Available for Sale	289.8	4.8%	224.9	3.8%
Total Short-term Investments — Trading	2.0	—	—	—
Total Cash and Cash Equivalents	913.2	15.0%	809.1	13.5%
Total Receivable for Securities Sold	5.1	0.1%	177.2	3.0%
Total Accrued Interest Receivable	31.0	0.5%	43.7	0.7%

Total Cash and Investments	$6,098.6	100.0%	$5,974.9	100.0%

Fixed maturities.  At March 31, 2009, the average credit quality of our fixed income book is “AA+,” with 97% of the portfolio being graded “A” or higher. At December 31, 2008, the average credit quality of our fixed income book is “AAA,” with 92% of the portfolio being graded “A” or higher. Our fixed income portfolio duration decreased marginally from 3.1 years as at December 31, 2008 to 2.9 years as at March 31, 2009.

Other investments.  Other investments represent the Company’s investments in funds of hedge funds which are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset values reported by the fund managers, which results in a carrying value that approximates fair value. Realized and unrealized gains of $4.0 million (March 31, 2008 — losses of $16.9 million) have been recognized through the statement of operations in the three months ended March 31, 2009. The Company invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, the Company sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, the Company gave notice of redemption in respect of the remaining investments in the funds of hedge funds; the earliest date at which these notices will take effect is June 30, 2009.

The following tables summaries the fair value of our mortgage-backed securities (“MBS”) by rating and class at March 31, 2009:

	AAA	AA and Below	Total

Agency	$1,034.5	—	$1,034.5
Non-agency Commercial	221.5	—	221.5
Non-agency Residential	27.4	23.3	50.7

Total Mortgage-backed Securities	$1,283.4	$23.3	$1,306.7

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative- A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At March 31, 2009, we have $12.4 million invested in alt-A securities (December 31, 2008 — $8.7 million).

Sub-prime securities.  We define sub-prime related investments as those supported by, or contain, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Valuation of Investments

Valuation of Fixed Income and Short Term Available for Sale Investments and Fixed Income and Short Term Trading Investments.  All of the fixed income securities are traded on the over the counter market, based on prices provided by one or more market makers in each security. In addition, there are readily observable market value indicators. We use a variety of pricing sources to value our fixed income securities including those securities that have prepayment features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates of the securities in our portfolio are not sensitive to significant unobservable inputs or modeling techniques.

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

Other-than-temporary impairment.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

Capital Management

On March 31, 2009 we purchased 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE : AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain attributable to ordinary shareholders of approximately $31.5 million.

The following table shows our capital structure at March 31, 2009 compared to December 31, 2008.

	As at	As at
	March 31, 2009	December 31, 2008
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,478.8	$2,359.9
Preference shares (liquidation preference less issue expenses)	353.6	419.2
Long-term debt	249.6	249.5

Total capital	$3,082.0	$3,028.6

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2009, this ratio was 8.1% (December 31, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 19.6% as of March 31, 2009 (December 31, 2008 — 22.1%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,832.4 million at March 31, 2009 (December 31, 2008 — $2,779.1 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at March 31, 2009, Aspen Holdings held $19.5 million (December 31, 2008 — $32.4 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the three months ended March 31, 2009, Aspen U.K. Holdings paid Aspen Holdings a dividend of $23.0 million. In the three months ended March 31, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings dividends of $25.0 million and $15.0 million, respectively. No other dividends were paid to Aspen Holdings in 2008. Aspen Holdings also received interest of $9.1 million (2008 — $9.1 million) from Aspen U.K. Holdings in respect of an intercompany loan.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Also for a more detailed discussion of our Insurance Subsidiaries’ ability to pay dividends see Note 14 of our annual financial statements in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance subsidiaries.  As of March 31, 2009, the Insurance Subsidiaries held approximately $893.7 million (December 31, 2008 — $777.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2009 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2009 and December 31, 2008:

	As at	As at
	March 31, 2009	December 31, 2008
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,316.3	$1,345.6
Assets held in single beneficiary trusts	53.6	54.0
Letters of credit issued under our revolving credit facilities (1)	74.7	84.6
Secured letters of credit (2)	428.3	422.4

Total	$1,872.9	$1,906.6

Total as % of cash and invested assets	30.9%	33.1%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of March 31, 2009, the Company had funds on deposit of $578.2 million and £25.4 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s agrees Syndicate 4711’s required capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at March 31, 2009 amount to $196.7 million (December 31, 2008 — $200.3 million).

Further information on these arrangements can be found in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the three months ended March 31, 2009.  Total net cash flow from operations from December 31, 2008 through March 31, 2009 was $194.2 million, an increase of $30.7 million over the comparative period. The increase was due mainly to a reduction in net claims settlements. For the three months ended March 31, 2009, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On February 27, 2009, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 16, 2009. On April 1, 2009, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on March 15. On April 1, 2009, dividends totaling $3.7 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on March 15, 2009.

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

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010. As of March 31, 2009, no borrowings were outstanding under the credit facilities, though we had $294.3 million and $74.7 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or an event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or Standard & Poor’s (“S&P”) financial strength rating of A-; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of March 31, 2009:

						Later
	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	$5.5	$6.9	$6.5	$5.7	$5.7	$24.2	$54.5
Long-Term Debt Obligations (1)	—	—	—	—	—	249.6	$249.6
Reserves for Losses and loss adjustment expenses (2)	$682.6	$642.0	$421.0	$305.9	$229.9	$812.8	$3,094.2

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies-Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 7 to our unaudited financial statements for the three months ended March 31, 2009 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re is a variable interest entity under the provisions of FASB interpretation No. 46(R). We have a variable interest in the entity, however we are not the primary beneficiary of the entity and therefore we are not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 6 to the unaudited financial statements for the three months ended March 31, 2009 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of May 2009, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields will rise with the result that the market value of certain of our fixed interest investments may reduce.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•	the impact of acts of terrorism and related legislation and acts of war;

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	evolving interpretive issues with respect to coverage after major loss events;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	the effectiveness of our loss limitation methods;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	loss of key personnel;

•	a decline in our operating subsidiaries’ ratings with S&P, A.M. Best or Moody’s Investor Service;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	changes in government regulations or tax laws in jurisdictions where we conduct business; and

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom.

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

As at March 31, 2009, our fixed income portfolio had an approximate duration of 2.9 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$5,001.8	$4,932.9	$4,858.4	$4,781.8	$4,703.8
Gain/(loss) $ in millions	143.4	74.5	0.0	(76.6)	(154.6)
Percentage of portfolio	2.95%	1.53%	0.00%	(1.58)%	(3.18)%

Equity risk.  We have invested in two funds of hedge funds with an estimated fair value of $290.9 million at March 31, 2009. These investments comprise 4.8% of our total of cash and cash equivalents and invested assets as at that date. These funds of hedge funds are structured to have low volatility and limited correlation with traditional fixed income markets. The nature of the underlying hedge funds consists of diverse strategies and securities.

To the extent the underlying hedge funds have equity positions and are market neutral, we are exposed to losses from changes in prices of those positions; to the extent the underlying hedge funds have net long or net short equity positions, we are exposed to losses that are more correlated to changes in equity markets in general. In February 2009, we gave notice to redeem our remaining investments in funds of hedge funds in 2009, which would reduce our exposure to equity risk. The earliest date at which these notices will take effect is June 30, 2009 and we will remain exposed to changes in the net asset value of the funds until at least that date.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars and Singaporean Dollars. As of March 31, 2009, approximately 84% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 9% were in British Pounds and approximately 7% were in other currencies. For the three months ended March 31, 2009, approximately 21.6% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2009. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2009, would have impacted reported net comprehensive income by approximately $16.5 million for the three months ended March 31, 2009.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding contracts at March 31, 2009 or March 31, 2008.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2009 and December 31, 2008, the average rating of fixed income securities in our investment portfolio was “AAA”.

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

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 6 to the unaudited financial statements for the three months ended March 31, 2009 above.

The table below shows our reinsurance recoverables as of March 31, 2009 and December 31, 2008, and our reinsurers’ ratings.

	As at	As at
A.M. Best	March 31, 2009	December 31, 2008
	($ in millions)	($ in millions)

A++	16.1	15.9
A+	25.8	69.5
A	215.0	160.8
A-	29.0	28.6
Fully collateralized	2.5	2.5
Not rated	9.5	6.0

Total	297.9	283.3

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of business. We are not currently involved in any material pending litigation or arbitration proceedings.

Item 1A.	Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. However, also please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.

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

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: May 8, 2009	By: /s/ Christopher O’Kane Christopher O’Kane Chief Executive Officer

Date: May 8, 2009	By: /s/ Richard Houghton Richard Houghton Chief Financial Officer