Form 10-Q
period 2009-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2009-08-04
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2009, there were 83,038,964 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $4,654.5 and $4,365.7)	$4,766.9	$4,433.1
Fixed income maturities, trading at fair value (amortized cost — $170.1 and $Nil)	177.0	—
Other investments	24.7	286.9
Short-term investments, available for sale at fair value (amortized cost — $311.3 and $224.9)	311.3	224.9
Short-term investments, trading at fair value (amortized cost — $4.3 and $Nil)	4.4	—

Total investments	5,284.3	4,944.9
Cash and cash equivalents	718.3	809.1
Reinsurance recoverables
Unpaid losses	326.3	283.3
Ceded unearned premiums	135.7	46.3
Receivables
Underwriting premiums	850.0	677.5
Other	51.1	46.5
Funds withheld	87.5	85.0
Deferred policy acquisition costs	186.0	149.7
Derivatives at fair value	5.4	11.8
Receivable for securities sold	324.3	177.2
Office properties and equipment	29.6	33.8
Other assets	15.4	15.5
Intangible assets	8.2	8.2

Total assets	$8,022.1	$7,288.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS — Continued
($ in millions, except share and per share amounts)

	As at	As at
	June 30,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,265.1	$3,070.3
Unearned premiums	1,039.6	810.7

Total insurance reserves	4,304.7	3,881.0
Payables
Reinsurance premiums	169.5	103.0
Deferred taxation	74.4	63.6
Current taxation	24.0	9.0
Accrued expenses and other payables	219.7	192.5
Liabilities under derivative contracts	7.7	11.1

Total payables	495.3	379.2
Long-term debt	249.6	249.5

Total liabilities	$5,049.6	$4,509.7

Commitments and contingent liabilities (see Note 11)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 83,021,860 shares of 0.15144558¢ each (2008 — 81,506,503)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2008 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2008 — 8,000,000)	—	—
Additional paid-in capital	1,754.1	1,754.8
Retained earnings	1,049.2	884.7
Accumulated other comprehensive income, net of taxes	169.1	139.5

Total shareholders’ equity	2,972.5	2,779.1

Total liabilities and shareholders’ equity	$8,022.1	$7,288.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
Net earned premiums	$428.6	$397.3	$875.9	$788.9
Net investment income	72.2	70.5	131.4	109.6
Realized investment gains (losses)	4.8	0.8	(7.4)	1.8
Change in fair value of derivatives	(1.9)	(3.0)	(3.9)	(5.2)

Total Revenues	503.7	465.6	996.0	895.1

Expenses
Losses and loss adjustment expenses	234.7	188.3	485.5	395.5
Policy acquisition expenses	80.8	65.0	159.4	141.4
Operating and administrative expenses	59.9	57.1	108.4	107.9
Interest on long-term debt	4.0	4.0	7.9	7.9
Net foreign exchange (gains) losses	(3.1)	5.0	(0.8)	0.7
Other (income) expenses	(2.6)	(3.0)	(1.9)	(3.0)

Total Expenses	373.7	316.4	758.5	650.4

Income from operations before income tax	130.0	149.2	237.5	244.7
Income tax expense	(19.6)	(22.3)	(35.7)	(36.6)

Net Income	$110.4	$126.9	$201.8	$208.1

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	82,940,270	83,513,097	82,241,370	84,511,928
Diluted	85,646,132	86,010,679	84,612,770	86,980,326
Basic earnings per ordinary share adjusted for preference share dividend	$1.26	$1.44	$2.68	$2.31

Diluted earnings per ordinary share adjusted for preference share dividend	$1.22	$1.39	$2.61	$2.24

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended
	June 30,
	2009	2008

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,754.8	1,846.1
New shares issued	25.1	—
Ordinary shares repurchased and cancelled	—	(100.0)
Preference shares repurchased and cancelled	(34.1)	—
Share-based compensation	8.3	7.2

End of period	1,754.1	1,753.3

Retained earnings
Beginning of period	884.7	858.8
Net income for the period	201.8	208.1
Dividends on ordinary and preference shares	(37.3)	(39.6)

End of period	1,049.2	1,027.3

Accumulated Other Comprehensive Income:
Cumulative foreign currency translation adjustments
Beginning of period	87.6	80.2
Change for the period	(9.1)	14.2

End of period	78.5	94.4

Loss on derivatives
Beginning of period	(1.4)	(1.6)
Reclassification to interest payable	0.1	0.1

End of period	(1.3)	(1.5)

Unrealized appreciation/(depreciation) on investments
Beginning of period	53.3	34.0
Change for the period	38.6	(53.7)

End of period	91.9	(19.7)

Total accumulated other comprehensive income	169.1	73.2

Total Shareholders’ Equity	$2,972.5	$2,853.9

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$110.4	$126.9	$201.8	$208.1

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized losses (gains) on investments included in net income	6.3	(3.0)	10.4	(3.8)
Change in net unrealized gains and losses on investments	31.1	(85.6)	28.2	(49.9)
Amortization of loss on derivative contract	0.1	0.1	0.1	0.1
Change in foreign currency translation adjustment	6.1	8.8	(9.1)	14.2

Other comprehensive income	43.6	(79.7)	29.6	(39.4)

Comprehensive income	$154.0	$47.2	$231.4	$168.7

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended
	June 30,
	2009	2008

Cash flows provided by operating activities:
Net income	$201.8	$208.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4.0	8.2
Share-based compensation expense	8.3	7.2
Net realized (gains) losses	7.4	(1.8)
Other investments (gains) losses	(20.2)	6.1
Loss on derivative contracts	0.1	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	118.3	(12.5)
Unearned premiums	228.9	261.3
Reinsurance recoverables:
Unpaid losses	(43.4)	73.0
Ceded unearned premiums	(89.4)	(21.9)
Accrued investment income and other receivables	(4.6)	(19.2)
Deferred policy acquisition costs	(36.3)	(33.5)
Reinsurance premiums payables	64.7	40.4
Premiums receivable	(190.9)	(189.7)
Funds withheld	(2.5)	27.6
Deferred taxes	10.8	(12.1)
Income tax payable	15.0	(25.4)
Accrued expenses and other payables	27.2	9.6
Fair value of derivatives and settlement of liabilities under derivatives	3.0	1.5
Other assets	0.1	(7.2)

Net cash provided by operating activities	$302.3	$319.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
($ in millions)

	Six Months Ended
	June 30,
	2009	2008

Cash flows used in investing activities:
Purchases of fixed maturities	$(1,373.1)	$(1,235.4)
Proceeds (purchases) of other investments	135.0	—
Proceeds from sales and maturities of fixed maturities	972.8	950.3
Net (purchases)/sales of short-term investments	(91.9)	99.5
Purchase of equipment	(2.5)	(7.6)

Net cash used in investing activities	(359.7)	(193.2)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	25.1	—
Ordinary shares repurchased	—	(100.0)
Costs from the redemption of preference shares	(34.1)	—
Dividends paid on ordinary shares	(24.6)	(25.7)
Dividends paid on preference shares	(12.7)	(13.9)

Net cash used in financing activities	(46.3)	(139.6)

Effect of exchange rate movements on cash and cash equivalents	12.9	(17.6)

Increase/(decrease) in cash and cash equivalents	(90.8)	(30.6)
Cash and cash equivalents at beginning of period	809.1	651.4

Cash and cash equivalents at end of period	$718.3	$620.8

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	12.8	63.4
Cash paid during the period for interest	7.5	7.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, the fair value of derivatives and the value of investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.

New Accounting Pronouncements Adopted in 2009

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165 “Subsequent Events” (“FAS 165”). The statement requires disclosures of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Additionally, the statement replaces Type 1 and Type 2 subsequent events with recognized and non-recognized subsequent events. The statement requires prospective application and is effective for interim and annual periods ending after June 25, 2009. The adoption of FAS 165 requires additional disclosures and has not had an impact on the consolidated results of operations, financial condition or cash flows for the six months ended June 30, 2009. For more information see Note 12.

In April 2009, the FASB released Staff Position FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28,

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

“Interim Financial Reporting,” to require those disclosures in all interim financial statements. Additionally, FSP FAS 107-1 and APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP FAS 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments. The adoption of FSP FAS 107-1 and APB 28-1 has not had an impact on the consolidated financial statements for the three or six months ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides additional guidance when the volume or level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. If a reporting entity elects to early adopt either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1 the reporting entity also is required to adopt early FSP FAS 157-4. The Company adopted the provisions of FSP FAS 157-4 during the first quarter of 2009. The adoption of FSP FAS 157-4 has not had an impact on the consolidated financial statements for the three or six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This proposal amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt securities in the financial statements. For debt securities where the amortized cost is greater than the fair market value the company shall assess if the impairment is other than temporary. If a company intends to sell a security (that is, it has decided to sell the security) or it is more likely than not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more likely than not that it will be required to sell the security prior to recovery, the amount of other-than-temporary impairment related to credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income. The adoption of FSP FAS 115-2 and FAS 124-2 has not had a material impact on the consolidated financial statements for the three or six months ended June 30, 2009.

In May, 2008, the FASB issued Statement No. 163, “Accounting For Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60” (“FAS 163”). The statement requires an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It is effective for fiscal years beginning after December 15, 2008, and all interim periods within the fiscal year except for some disclosures about the insurance enterprise’s risk management activities. The adoption of FAS 163 has not had an impact on the consolidated financial statements for the three or six months ended June 30, 2009.

In March, 2008, the FASB issued Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB statement 133 (“FAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the disclosures required by FAS 161 in the first quarter of fiscal 2009. Since FAS 161 only required additional disclosure, the adoption has not had an impact on the consolidated results of operations, financial condition or cash flows.

Accounting standards not yet adopted

In June 2009, the FASB issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“FAS 168”). The Statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles to be applied in preparation of financial statements in accordance with GAAP. The statement is effective for interim and reporting periods ending after September 15, 2009. The adoption of FAS 168 is not expected to impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46R” (“FAS 167”). The statement replaces the quantitative based risk and reward calculation of determining which entity has a controlling financial interest in a variable interest entity with an approach focused on the power to direct activities that significantly impact an entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. It also requires ongoing assessment of whether an enterprise is a variable interest entity. The statement is effective for each annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of FAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting For Transfers Of Financial Assets an amendment of FASB Statement No. 140” (“FAS 166”). The Statement eliminates the concept of a qualifying special purpose entity and therefore any qualifying special purpose entities in existence before the effective date will need to be evaluated for consolidation. The statement also modifies the criteria for reporting a transfer of financial assets. The statement is effective on January 1, 2010. The adoption of FAS 166 is not expected to have an impact on the Company’s consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

3.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$110.4	$126.9	$201.8	$208.1
Preference dividends	(5.8)	(7.0)	(12.7)	(13.9)
Preference stock repurchase gain	—	—	31.5	—

Net income available to ordinary shareholders	104.6	119.9	220.6	194.2

Diluted
Net income available to ordinary shareholders	104.6	119.9	220.6	194.2

Ordinary shares
Basic
Weighted average ordinary shares	82,940,270	83,513,097	82,241,370	84,511,928

Diluted
Weighted average ordinary shares	82,940,270	83,513,097	82,241,370	84,511,928

Weighted average effect of dilutive securities	2,705,862	2,497,582	2,371,400	2,468,398

Total	85,646,132	86,010,679	84,612,770	86,980,326

Earnings per ordinary share
Basic	$1.26	$1.44	$2.68	$2.31

Diluted	$1.22	$1.39	$2.61	$2.24

Purchase of preference shares.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE: AHL-PA) at a price of $12.50 per share. Under FASB-EITF Issue D-42, “The Effect on the Calculation of Earnings Per Share for Redemption or Induced Conversion of Preferred Stock” (“EITF D-42”) for earnings per share purposes, the purchase resulted in a first quarter gain of approximately $31.5 million, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% preference shares.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

Dividends.  On July 29, 2009, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	August 27, 2009	August 12, 2009
5.625% preference shares	$0.703125	October 1, 2009	September 15, 2009
7.401% preference shares	$0.462563	October 1, 2009	September 15, 2009

4.	Segment Reporting

The Company has four reportable business segments: Property Reinsurance; Casualty Reinsurance; International Insurance; and U.S. Insurance which have been determined in accordance with FASB statement No. 131 “Disclosures About Segments of an Enterprise and Related Information”. The Company has considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of the Company’s operating segments and quantitative thresholds to determine the Company’s reportable segments.

Property Reinsurance.  Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata, and property facultative. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. We also write some structured reinsurance contracts out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment that best reflects the economic characteristics of the contract. We also include within this segment some credit, surety and political risk reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written principally on a treaty basis.

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

International Insurance.  Our international insurance segment consists of the following principal lines of business: U.K. commercial property (including construction), U.K. commercial liability, excess casualty, professional liability, marine hull, energy property damage, marine, energy and construction liability, non-marine and transportation liability, aviation, financial institutions, management and technology liability, specie, financial and political risk insurance and specialty reinsurance written principally by Aspen U.K. and our Lloyd’s operations, Syndicate 4711. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary and excess of loss basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$180.0	$59.0	$238.7	$56.6	$—	$534.3
Net written premiums	178.4	59.0	200.1	47.2	—	484.7
Gross earned premiums	145.2	101.3	209.3	35.5	—	491.3
Net earned premiums	132.0	101.2	170.2	25.2	—	428.6
Losses and loss expenses	20.6	69.0	117.2	27.9	—	234.7
Policy acquisition expenses	27.9	20.0	29.9	3.0	—	80.8
Operating and administrative expenses	15.1	11.1	22.8	10.9	—	59.9

Underwriting profit/(losses)	68.4	1.1	0.3	(16.6)	—	53.2

Net investment income	—	—	—	—	72.2	72.2
Realized investment gains	—	—	—	—	4.8	4.8

Segment profit/(losses)	$68.4	$1.1	$0.3	$(16.6)	$77.0	$130.2

Change in fair value of derivatives						(1.9)
Interest on long term debt						(4.0)
Net foreign exchange gains (losses)						3.1
Other income						2.6

Net income before tax						$130.0

Net reserves for loss and loss adjustment expenses	$374.9	$1,420.5	$981.9	$161.5		$2,938.8

Ratios
Loss ratio	15.6%	68.2%	68.9%	110.7%		54.8%
Policy acquisition expense ratio	21.1%	19.8%	17.6%	11.9%		18.9%
Operating and administrative expense ratio	11.4%	11.0%	13.4%	43.3%		14.0%
Expense ratio	32.5%	30.8%	31.0%	55.2%		32.9%

Combined ratio	48.1%	99.0%	99.9%	165.9%		87.7%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

	Three Months Ended June 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$170.5	$56.8	$258.9	$42.6	$—	$528.8
Net written premiums	165.5	54.5	251.6	34.4	—	506.0
Gross earned premiums	144.5	87.7	178.6	29.6	—	440.4
Net premiums earned	123.6	85.8	162.9	25.0	—	397.3
Losses and loss expenses	38.3	54.3	83.6	12.1	—	188.3
Policy acquisition expenses	23.6	11.7	26.0	3.7	—	65.0
Operating and administrative expenses	18.4	12.5	19.2	7.0	—	57.1

Underwriting profit	$43.3	$7.3	$34.1	$2.2	—	86.9

Net investment income	—	—	—	—	70.5	70.5
Realized investment gains	—	—	—	—	0.8	0.8

Segment profit	$43.3	$7.3	$34.1	$2.2	$71.3	$158.2

Change in fair value of derivatives						(3.0)
Interest on long term debt						(4.0)
Net foreign exchange gains (losses)						(5.0)
Other income						3.0

Net income before tax						$149.2

Net reserves for loss and loss adjustment expenses	$396.0	$1,334.9	$871.3	$110.5		$2,712.7

Ratios
Loss ratio	31.0%	63.3%	51.3%	48.4%		47.4%
Policy acquisition expense ratio	19.1%	13.6%	16.1%	14.7%		16.4%
Operating and administrative expense ratio	14.9%	14.6%	11.8%	27.9%		14.4%
Expense ratio	34.0%	28.2%	27.9%	42.6%		30.8%

Combined ratio	65.0%	91.5%	79.2%	91.0%		78.2%

The net reserves for loss and loss adjustment expenses for the International Insurance and U.S. Insurance segments were previously reported as $906.6 and $75.2, respectively.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$400.5	$245.8	$433.4	$91.4	$—	$1,171.1
Net written premiums	360.5	244.8	324.9	61.1	—	991.3
Gross earned premiums	296.1	211.3	408.1	69.0	—	984.5
Net earned premiums	271.1	210.7	345.2	48.9	—	875.9
Losses and loss expenses	60.8	141.2	244.2	39.3	—	485.5
Policy acquisition expenses	52.7	41.9	57.9	6.9	—	159.4
Operating and administrative expenses	30.3	20.1	41.4	16.6	—	108.4

Underwriting profit/(loss)	127.3	7.5	1.7	(13.9)	—	122.6

Net investment income	—	—	—	—	131.4	131.4
Realized investment losses	—	—	—	—	(7.4)	(7.4)

Segment profit/(loss)	$127.3	$7.5	$1.7	$(13.9)	$124.0	$246.6

Change in fair value of derivatives						(3.9)
Interest on long term debt						(7.9)
Net foreign exchange gains						0.8
Other income						1.9

Net income before tax						$237.5

Net reserves for loss and loss adjustment expenses	$374.9	$1,420.5	$981.9	$161.5		$2,938.8

Ratios
Loss ratio	22.4%	67.0%	70.7%	80.4%		55.4%
Policy acquisition expense ratio	19.4%	19.9%	16.8%	14.1%		18.2%
Operating and administrative expense ratio	11.2%	9.5%	12.0%	33.9%		12.4%
Expense ratio	30.6%	29.4%	28.8%	48.0%		30.6%

Combined ratio	53.0%	96.4%	99.5%	128.4%		86.0%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

	Six Months Ended June 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$354.7	$238.9	$458.2	$73.2	$—	$1,125.0
Net written premiums	340.9	234.5	393.6	56.6	—	1,025.6
Gross earned premiums	284.8	183.4	343.9	55.6	—	867.7
Net earned premiums	250.6	180.5	313.1	44.7	—	788.9
Losses and loss expenses	76.3	115.8	181.3	22.1	—	395.5
Policy acquisition expenses	49.5	29.4	54.0	8.5	—	141.4
Operating and administrative expenses	35.0	23.2	37.1	12.6	—	107.9

Underwriting profit	89.8	12.1	40.7	1.5	—	144.1

Net investment income	—	—	—	—	109.6	109.6
Realized investment gains	—	—	—	—	1.8	1.8

Segment profit	$89.8	$12.1	$40.7	$1.5	$111.4	$255.5

Change in fair value of derivatives						(5.2)
Interest on long term debt						(7.9)
Net foreign exchange gains (losses)						(0.7)
Other income						3.0

Net income before tax						$244.7

Net reserves for loss and loss adjustment expenses	$396.0	$1,334.9	$871.3	$110.5		$2,712.7

Ratios
Loss ratio	30.4%	64.2%	57.9%	49.4%		50.1%
Policy acquisition expense ratio	19.8%	16.3%	17.3%	19.0%		17.9%
Operating and administrative expense ratio	14.0%	12.9%	11.9%	28.2%		13.7%
Expense ratio	33.8%	29.2%	29.2%	47.2%		31.6%

Combined ratio	64.2%	93.4%	87.1%	96.6%		81.7%

The net reserves for loss and loss adjustment expenses for the International Insurance and U.S. Insurance segments were previously reported as $906.6 and $75.2, respectively.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

5.	Investments

Fixed Maturities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at June 30, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$595.2	$21.6	$(1.8)	$615.0
U.S. Agency Securities	409.0	22.0	(0.8)	430.2
Municipal Securities	8.0	—	(0.2)	7.8
Corporate Securities	1,877.3	52.8	(16.0)	1,914.1
Foreign Government Securities	385.1	15.6	(0.5)	400.2
Asset-backed Securities	153.8	2.9	(0.3)	156.4
Non-agency Residential Mortgage-backed Securities	57.8	3.1	(8.3)	52.6
Non-agency Commercial Mortgage-backed Securities	229.3	1.1	(13.9)	216.5
Agency Mortgage-backed Securities	939.0	35.5	(0.4)	974.1

Total fixed income	$4,654.5	$154.6	$(42.2)	4,766.9

	As at December 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Municipal Securities	7.7	0.3	—	8.0
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government Securities	363.6	20.9	—	384.5
Asset-backed Securities	218.1	—	(12.6)	205.5
Non-agency Residential Mortgage-backed Securities	80.0	0.4	(24.1)	56.3
Non-agency Commercial Mortgage-backed Securities	253.9	—	(34.7)	219.2
Agency Mortgage-backed Securities	1,058.5	33.2	(0.4)	1,091.3

Total fixed income	$4,365.7	$170.4	$(103.0)	4,433.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

The scheduled maturity distribution of fixed maturity securities as of June 30, 2009 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost or	Fair
(Amounts in millions)	Cost	Value

Due one year or less	$374.5	$379.7
Due after one year through five years	1,760.5	1,818.6
Due after five years through ten years	1,043.1	1,069.2
Due after ten years	1,035.5	1,073.9

Subtotal	4,213.6	4,341.4
Residential mortgage-backed securities	57.8	52.6
Commercial mortgage-backed securities	229.3	216.5
Other asset-backed securities	153.8	156.4

Total	$4,654.5	$4,766.9

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Amounts in millions)	2009	2008	2009	2008

Available-for-sale securities:
Realized gains on sale	$8.4	$1.8	$13.5	$4.3
Realized losses on sale	(7.0)	(1.0)	(9.7)	(2.5)
Impairments:
Total other-than-temporary impairments	(2.9)	—	(18.1)	—
Trading securities	6.3	—	6.9	—

Net investment gains (losses)	$4.8	$0.8	$(7.4)	$1.8

Proceeds from securities sold during the three months ended June 30, 2009 and 2008 was $287.0 million and $248.9 million, respectively. Proceeds from securities sold during the six months ended June 30, 2009 and 2008 were $664.5 million and $469.5 million, respectively.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

Fixed Maturities — Trading.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at June 30, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

Corporate Securities	$164.0	$6.8	$(0.2)	$170.6
Municipal Securities	2.9	0.2	—	3.1
U.S. Government Securities	0.5	—	—	0.5
Foreign Government Securities	2.7	0.1	—	2.8

Total fixed income	$170.1	$7.1	$(0.2)	$177.0

The Company has elected to apply the provisions of FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” to these financial instruments as this most closely reflects the facts and circumstances of the investments held.

Gross unrealized loss.  The following tables summarize as at June 30, 2009 and December 31, 2008, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at June 30, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$101.2	$(1.8)	$—	$—	$101.2	$(1.8)
U.S. Agency Securities	37.3	(0.8)	—	—	37.3	(0.8)
Municipal Securities	7.8	(0.2)	—	—	7.8	(0.2)
Foreign Government Securities	46.0	(0.5)	—	—	46.0	(0.5)
Corporate Securities	251.7	(5.8)	218.4	(10.2)	470.1	(16.0)
Asset-backed Securities	—	—	7.6	(0.3)	7.6	(0.3)
Agency Mortgage-backed Securities	47.5	(0.4)	—	—	47.5	(0.4)
Non-agency Residential Mortgage-backed Securities	8.2	(2.5)	16.8	(5.8)	25.0	(8.3)
Non-agency Commercial Mortgage-backed Securities	31.9	(2.9)	108.9	(11.0)	140.8	(13.9)

Total	$531.6	$(14.9)	$351.7	$(27.3)	$883.3	$(42.2)

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

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

As at June 30, 2009, the Company held 314 fixed maturities (December 31, 2008 — 634 fixed maturities) in an unrealized loss position with a fair value of $883.3 million (2008 — $1,061.8 million) and gross unrealized losses of $42.2 million (2008 — $103.0 million). The Company believes that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements and has concluded that the period of those investments in an unrealized loss position is temporary.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the three and six months ended June 30, 2009 of $2.9 million (2008 — $Nil) and $18.1 million (2008 — $Nil), respectively. We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment is discussed further in Note 2 of the unaudited condensed consolidated financial statements.

Other investments.  Other investments as at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P.	25.0	24.7	—	—

Total other investments	$25.0	$24.7	$311.3	$286.9

Investment funds.  Investment funds represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximated fair value. Realized and unrealized gains of $16.2 million (2008 — $10.8 million) and $20.2 million (2008 — loss of $6.1 million) were recognized through the statement of operations in the three and six months ended June 30, 2009, respectively. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds in June 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

The Company’s involvement with the funds ceased at June 30, 2009. The carrying value of the receivables represents the Company’s maximum exposure to loss at the balance sheet date. All proceeds from the redemption of the funds of hedge fund investments are scheduled to be received by October 31, 2009. Refer to Note 12, for further information related to receivables for securities sold.

On May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through its wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance linked securities. In addition to the investment in Cartesian Iris 2009A L.P., Aspen will provide certain underwriting and actuarial services in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2009, no fee was paid or payable to the Company.

The Company accounts for its investment in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including its share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and six months ended June 30, 2009, the Company’s share of gains and losses reduced the value of our investment by $0.3 million (2008-$Nil) and $0.3 million (2008-$Nil), respectively. The reduction in value has been recognized in realized gains and losses. For more information see Note 11(c).

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

Classification within the fair value hierarchy under FAS 157.  In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). From January 1, 2008, the Company adopted FAS 157.

Under FAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in FAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

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
FINANCIAL STATEMENTS — Continued

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

The Company’s assets subject to FAS 157 as at June 30, 2009 and December 31, 2008 allocated between Levels 1, 2 and 3 are as follows:

	June 30, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,015.2	$3,733.4	$18.3
Short-term investments available for sale, at fair value	221.5	89.8	—
Fixed income maturities, trading at fair value	3.3	173.7	—
Short-term investments, trading at fair value	—	4.4	—
Derivatives at fair value	—	—	5.4

Total	$1,240.0	$4,001.3	$23.7

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,035.2	$3,395.1	$2.8
Short-term investments available for sale, at fair value	$141.2	$83.7	—
Derivatives at fair value	—	—	11.8

Total	$1,176.4	$3,478.8	$14.6

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets fair value and also securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value consists of the credit insurance contract as described in Note 7.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of April 1, 2009	$10.5	$7.2	$17.7
Securities transferred in/(out) of Level 3	8.3	—	8.3
Total unrealized gains or (losses):
Included in earnings		(1.8)	(1.8)
Included in comprehensive income	(0.5)	—	(0.5)

Level 3 assets as of June 30, 2009	$18.3	$5.4	$23.7

	Six Months Ended June 30, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(3.7)	(3.7)
Included in comprehensive income	1.5	—	1.5
Settlements	—	(2.7)	(2.7)

Level 3 assets as of June 30, 2009	$18.3	$5.4	$23.7

The Company’s liabilities subject to FAS 157 as at June 30, 2009 and December 31, 2008 are allocated between Levels 1, 2 and 3 as follows:

	June 30, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivatives contracts	—	—	$7.7

Total	$—	$—	$7.7

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivatives contracts	—	—	$11.1

Total	$—	$—	$11.1

Liabilities under derivative contracts includes the credit insurance contract described in Note 7.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	($ in millions)	($ in millions)

Beginning Balance	$9.4	$11.1
Total realized losses
Settlements	(1.7)	(3.4)

Ending Balance	$7.7	$7.7

6.	Reinsurance

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
FINANCIAL STATEMENTS — Continued

7.	Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2009:

		Asset Derivatives		Liability Derivatives
	Notional	Balance Sheet		Balance Sheet
Derivatives Not Designated as Hedging Instruments Under FAS 133	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$5.4	Liabilities under derivatives	$7.7

As at December 31, 2008:

		Asset Derivatives		Liability Derivatives
	Notional	Balance Sheet		Balance Sheet
Derivatives Not Designated as Hedging Instruments Under FAS 133	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit Insurance Contract	$452.4	Derivatives at fair value	$9.1	Liabilities under derivatives	$11.1
Foreign Exchange Contract	$18.8	Derivatives at fair value	$2.7

The following table provides the total unrealized and realized gains (losses) recorded in earnings for the three and six months ended June 30, 2009 and 2008:

		Amount of Gain/(Loss)
		Recognized in Income
		Six Months Ended
Derivatives Not Designated as		June 30,	June 30,
Hedging Instruments Under FAS 133	Location of Gain/(Loss) Recognized in Income	2009	2008
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$3.9	$3.8
Foreign Exchange Contract	Change in Fair Value of Derivatives	$—	$1.4
Foreign Exchange Contract	Net Foreign Exchange (Gains)/Losses	$1.8	—

		Amount of Gain/(Loss)
		Recognized in Income
		Three Months Ended
Derivatives Not Designated as		June 30,	June 30,
Hedging Instruments Under FAS 133	Location of Gain/(Loss) Recognized in Income	2009	2008
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$1.9	$1.6
Foreign Exchange Contract	Change in Fair Value of Derivatives	$—	$1.4

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considers that under “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”), this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point in time be due and payable to the Company.

As a result of the application of derivative accounting rules under FAS 133, the contract is treated as an asset or a liability and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations.

The contract is for a maximum of five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. The carrying value of the derivative is the Company’s maximum exposure to loss.

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

8.  Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	June 30,	December 31,
	2009	2008
	($ in millions)

Provision for losses and LAE at start of year	$3,070.3	$2,946.0
Less reinsurance recoverable	(283.3)	(304.7)

Net loss and LAE at start of year	2,787.0	2,641.3

Net loss and LAE expenses disposed of	(9.0)	(15.4)

Provision for losses and LAE for claims incurred:
Current year	512.3	1,203.0
Prior years	(26.8)	(83.5)

Total incurred	485.5	1,119.5

Losses and LAE payments for claims incurred:
Current year	(42.5)	(205.2)
Prior years	(355.4)	(534.2)

Total paid	(397.9)	(739.4)

Foreign exchange losses (gains)	73.2	(219.0)

Net losses and LAE reserves at period end	2,938.8	2,787.0
Plus reinsurance recoverable on unpaid losses at period end	326.3	283.3

Loss and LAE reserves at June 30, 2009 and December 31, 2008	$3,265.1	$3,070.3

For the six months ended June 30, 2009, there were reserve releases of $26.8 million compared to $80.0 million for the six months ended June 30, 2008 in our estimate of the ultimate claims to be paid in respect of prior accident years.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

The net loss and loss expenses disposed of represents reductions in reserves for several Lloyd’s syndicates which we originally assumed under reinsurance to close arrangements accounted for by the syndicates prior to 2007 (2008 — 2006).

9.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at June 30, 2009 and December 31, 2008.

	As at June 30, 2009		As at December 31, 2008
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	83,021,860	125	81,506,503	123

Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7

Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	8,000,000	12

Total issued share capital		140		142

Additional paid-in capital ($ in millions)		$1,754.1		1,754.8

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $363.2 million (2008 — $430.0 million) less issue costs of $9.6 million (2008 — $10.8 million).

Purchase of preference shares.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE : AHL-PA) at a price of $12.50 per share. Under EITF D-42, for earnings per share purposes, the purchase resulted in a second quarter gain of approximately $31.5 million, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% preference shares.

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the six month period ended June 30, 2009.

Number of
Shares

Shares in issue at December 31, 2008	81,506,503
Share transactions in the six months ended June 30, 2009:
Shares issued to the Names’ trust upon exercise of investor options	1,709
Shares issued to employees under the share incentive plan	293,648
Shares issued through registered public offerings	1,220,000

Shares in issue at June 30, 2009	83,021,860

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

10.  Share Based Payments

The Company has issued options and other equity incentives under four arrangements: investor options, employee awards, non-employee director awards and the Employee Share Purchase Plans. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares. Until January 1, 2006, the employee stock option grants were measured and recognized according to the fair value recognition provisions of FAS No. 123 “Accounting For Stock Based Compensation.” Effective January 1, 2006, the Company adopted the provisions of FAS 123R “Share Based Payments” which requires all entities to apply a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years. Wellington Investment exercised all of its options on March 28, 2007. During the three and six months ended June 30, 2009, the Names’ Trustee exercised no options and 3,842 options on a cash and cashless basis, respectively (2008 — 2,464 and 14,253, respectively).

Employee and Non-Executive Director awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during 2009. However, 58,459 options were exercised in the three and six months ended June 30, 2009. Compensation costs charged against income in respect of employee options for the three and six months ended June 30, 2009 were $0.5 million and $1.1 million, respectively (2008 - $1.0 million and $2.0 million).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and six months ended June 30, 2009, the Company granted 2,915 and 42,291 restricted share units, respectively. In the case of non-employee directors (other than the Chairman whose RSU’s vest annually over a three-year period), one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On April 29, 2009, the Board of Directors approved a total of 25,316 RSU’s for the non-employee directors and 8,439 RSU’s to the Chairman. Compensation costs charged against income in respect of restricted share units for the three and six months ended June 30, 2009 were $0.8 million and 1.4 million, respectively (2008 — $0.7 million and $1.1 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

accrue during the vesting period. Performance shares vest over a three or four-year period with vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. For the three and six months ended June 30, 2009, the Company granted
912,919 performance shares. Compensation costs charged against income in the three and six months ended June 30, 2009 in respect of performance shares were $3.2 million and $6.4 million, respectively, (2008 — $2.0 million and $4.3 million) in the three and six months ended June 30, 2009.

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the U.K. Sharesave Plan and the international plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. No shares were issued under the plan during 2009.

11.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2009 and December 31, 2008.

	As at June 31,	As at December 31,
	2009	2008
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,356.1	$1,345.6
Assets held in single beneficiary trusts	54.8	54.0
Letters of credit issued under our revolving credit facilities (1)	65.0	84.6
Secured letters of credit (2)	416.2	422.4

Total	$1,892.1	$1,906.6

Total as % of cash and invested assets	31.5%	33.1%

(1)	These letters of credit are not secured by cash or securities, though we have the ability to issue secured letters of credit under the revolving credit facility

(2)	As of June 30, 2009, the Company had funds on deposit of $579.4 million and £25.4 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s agrees Syndicate 4711’s required capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at June 30, 2009 amount to $212.4 million (December 31, 2008 — $200.3 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — Continued

(b)	Operating leases

Amounts outstanding under operating leases as of June 30, 2009 were:

						Later
	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	4.6	7.8	7.5	6.6	6.5	27.8	60.8

(c)	Variable interest entities

Ajax Re.  As disclosed in Note 6, we entered into a reinsurance agreement with Ajax Re that provided the Company with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

Ajax Re was a special purpose Cayman Islands exempted company licensed as a restricted Class B reinsurer in the Cayman Islands and formed solely for the purpose of entering into certain reinsurance agreements and other risk transfer agreements with subsidiaries of Aspen to provide up to $1 billion of reinsurance protection covering various perils, subject to Ajax Re’s ability to raise the necessary capital.

The Company has determined that Ajax Re had the characteristics of a variable interest entity that are addressed by FASB Interpretation No. 46R “Consolidation of Variable Interest Entities”(“FIN 46R”). In accordance with FIN 46R, Ajax Re was not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company but rather by the bond holders of Ajax Re.

Cartesian Iris 2009A L.P.  As disclosed in Note 5, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through its wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance linked securities. In addition to the investment in Cartesian Iris 2009A L.P., Aspen will provide certain underwriting and actuarial services in return for a percentage of profits. In the three and six months ended June 30, 2009, no fee was paid or payable to the Company. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

The Company has determined that Cartesian Iris 2009A L.P. has the characteristics of a variable interest entity that are addressed in FIN 46R. In accordance with FIN 46R, Cartesian Iris 2009A L.P. is not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company. The Company has no decision-making power, those powers having been reserved for the general partner.

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

12.	Subsequent Events

The Company has considered subsequent events through August 4, 2009, the date of filing of this report.

As at July 31, 2009, the Company received $267.3 million, representing 86% of the receivable for securities sold related to the redemption of the Company’s investment in the funds of hedge funds. The outstanding balance is scheduled to be received by October 31, 2009.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Recent Developments

As at July 31, 2009, we received $267.3 million, representing the majority of proceeds due through the redemption from our funds of hedge funds investments.

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

The most significant features of our results for the three and six months ended June 30, 2009 were:

•	Tangible book value per ordinary share at June 30, 2009 was $31.45, an increase of 5.4% compared to $29.84 at June 30, 2008[1];

•	Net income after tax for the three months ended June 30, 2009 of $110.4 million, compared with a net profit after tax of $126.9 million for the second quarter of 2008. For the six months ended June 30, 2009, net income after tax was $201.8 million compared to $208.1 for the same period last year.

•	A combined ratio of 87.7% for the three months ended June 30, 2009 versus 78.2% for the three months ended June 30, 2008;

•	Second quarter net investment income of $72.2 million, up 2.4% over the same quarter last year and up 22.0% over the first quarter of 2009;

•	Other-than-temporary impairment charges of $2.9 million for the quarter compared with $Nil charge in the second quarter of 2008;

1 Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

•	Diluted earnings per ordinary share after preference share dividends of $1.22 for the three months ended June 30, 2009 reduced by 12.2% over the comparative period in 2008. Diluted earnings per ordinary share after preference share dividends was $2.61 for the six months ended June 30, 2009, an increase of 16.5% compared to the same period last year.

Shareholders’ equity and ordinary shares in issue as at June 30, 2009 and June 30, 2008 were:

	As at	As at
	June 30, 2009	June 30, 2008
	($ in millions, except for share amounts)

Total shareholders’ equity	$2,972.5	$2,853.9
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(353.6)	(419.2)

Net tangible assets attributable to ordinary shareholders	$2,610.7	$2,426.5

Ordinary shares	83,021,860	81,321,201
Diluted ordinary shares	85,985,112	83,691,242

The following overview of our results for the three months ended June 30, 2009 and 2008 and of our financial condition at June 30, 2009, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 1.0% in the second quarter of 2009 compared to 2008. The table below shows our gross written premiums for each segment for the three months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each segment.

	For the Three Months		For the Three Months
Business Segment	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property reinsurance	$180.0	5.6%	$170.5
Casualty reinsurance	59.0	3.9	56.8
International insurance	238.7	(7.8)	258.9
U.S. insurance	56.6	32.9	42.6

Total	$534.3	1.0%	$528.8

Gross written premiums for the quarter have increased to $534.3 million from $528.8 million in the second quarter of 2008 due mainly to favorable contribution from our U.S. insurance and property reinsurance segments. Our U.S. insurance segment has experienced significant growth in the property line due to new business opportunities and increased prices for catastrophe exposed business. The property reinsurance segment has benefited from favorable market conditions, increased line sizes and an $8.3 million contribution from the newly established credit and surety business line. Gross written premiums in the international insurance segment have decreased by 7.8% to $238.7 million when compared to the second quarter of 2008 as we have adjusted our underwriting appetite in line with market conditions.

Reinsurance.  Total reinsurance ceded for the quarter of $49.6 million has increased by $26.8 million from the second quarter of 2008. The increase in ceded written premiums in the quarter is due to reinstatement premiums in our aviation business line related to the Air France disaster and our financial institutions book resulting from reserve strengthening in the quarter. In addition, ceded written premiums of $22.8 million in the second quarter of 2008, were unusually low as a number of multi-year industry loss warranties (“ILW”) were purchased in 2007 covering the 2008 wind season. The ceded written premium was recognized in 2007 and earned through 2008 when these covers expired.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended June 30, 2009 and 2008 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2009	Ended June 30, 2008

Property reinsurance	15.6%	31.0%
Casualty reinsurance	68.2%	63.3%
International insurance	68.9%	51.3%
U.S. insurance	110.7%	48.4%

Total Loss Ratio	54.8%	47.4%

The loss ratio for the quarter of 54.8% has increased by 7.4 percentage points compared to the second quarter of 2008 mainly as a result of loss increases in both the international insurance and U.S. insurance segments, offset by an improvement in property reinsurance. The international insurance segment has been impacted by a $12.5 million loss, including reinstatement premiums, from the Air France aviation disaster, in addition to $5.0 million of prior year reserve strengthening in our lines exposed to the global financial crisis. A review of our U.S. insurance segment during the quarter has resulted in a $6.9 million reserve strengthening in our excess and surplus casualty insurance line. Although not a material strengthening, relative to the small amount of earned premium, this resulted in a 27.4 percentage point increase in the U.S. insurance segment’s loss ratio for the quarter. The main driver for the improvement in the property reinsurance loss ratio was $20.9 million of favorable loss development in the period, an increase of $18.3 million over the second quarter of 2008. The increase in prior year reserve releases in the quarter for the property reinsurance segment is attributable mainly to a reduction in loss expectations for Hurricane Ike. The casualty reinsurance loss ratio has increased mainly as a result of a reduction in reserve releases from $24.0 million in the second quarter of 2008 to $6.0 million in the second quarter of 2009.

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended June 30, 2009 and 2008, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended June 30, 2009	Ended June 30, 2008

Reserve releases ($ in millions)	$16.9	$40.5
% of net premiums earned	3.9%	10.2%

Reserve releases in the quarter decreased by $23.6 million from the second quarter in 2008 mainly as a result of a reduction in releases in casualty reinsurance and reserve strengthening in the international insurance and U.S. insurance segments. These have been partially offset by reserve releases in the property reinsurance segment which increased by $18.3 million to $20.9 million, attributable mainly to a reduction in loss expectations for Hurricane Ike. Casualty reinsurance reserve releases decreased by $18.0 million to $6.0 million mainly as a result of less favorable loss experience for motor and general liability products in the international casualty reinsurance line of business and smaller reserve releases from our U.S. treaty business line. The international insurance segment has seen net reserve strengthening of $1.7 million compared to reserve releases of $11.2 million in the second quarter of 2008, with the second quarter of 2009 being impacted by $5.0 million of reserve strengthening in respect of our lines exposed to the global financial crisis and $5.0 million of reserve strengthening in our marine, energy and construction liability line. A review of our U.S. insurance segment during the quarter has resulted in a $6.9 million reserve strengthening in our excess and surplus casualty insurance line where greater than expected incurred claims development has caused us to revise our estimates of ultimate claims. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2009 and 2008:

	For the Three Months	For the Three Months
	Ended June 30, 2009	Ended June 30, 2008

Policy acquisition expenses	18.9%	16.4%
Operating and administrative expenses	14.0%	14.4%

Expense ratio	32.9%	30.8%

The main driver for the increase in the policy acquisition expense ratio to 18.9% for the quarter, compared with 16.4% in the second quarter of 2008, is the impact of increased reinsurance costs impacting net earned premiums. In addition, the policy acquisition expense ratio has been impacted by the mix of business with the property reinsurance segment accounting for a larger percentage of business in the quarter when compared to the second quarter of 2008.

The improvement in the operating and administrative expense ratio was due to a combination of disciplined cost management, higher net earned premiums and favorable movements in the exchange rate between the British Pound and the U.S. Dollar.

Net investment income.  In the second quarter of 2009, we generated net investment income of $72.2 million (2008 — $70.5 million). The increase in net investment income was due primarily to gains of $16.2 million from our investment in funds of hedge funds compared to $10.8 million of gains in the comparative period in 2008. Investment income from fixed maturities decreased by $3.7 million to $56.0 million compared to June 30, 2008 as a result of lower bond yields.

Change in fair value of derivatives.  In the three months ended June 30, 2009, we recorded a reduction of $1.9 million (2008 — $1.6 million credit insurance contract; $1.4 million foreign exchange) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.2 million (2008 — $0.3 million). Further information on these contracts can be found in Note 7 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended June 30, 2009 included $3.1 million of foreign currency exchange gains (2008 — $5.0 million loss) and $4.8 million of realized and unrealized investment gains (2008 — $0.8 million gain). The realized investment gains in 2009 include a charge of $2.9 million for investments we believe to be other-than-temporarily impaired (2008 — $Nil).

Other-than-temporary impairments.  We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment losses of $2.9 million for the quarter are credit related and therefore are included in the income statement.

Taxes.  The estimated effective rate of tax for the period is 15.1% (2008 — 14.9%). This is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business conducted in Bermuda where the rate of tax on corporate profits is zero while the U.K. corporate tax rate is 28%.

Dividends.  The dividend has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended June 30, 2009 were $5.8 million (2008 — $7.0 million). The reduction between the two periods is due to the purchase on March 31, 2009 of 2,672,500 of our 7.401% $25 liquidation preference shares.

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $140.1 million to $2,972.5 million for the three months ended June 30, 2009. The most significant movements were:

•	net retained income after tax for the period of $92.3 million; and

•	unrealized appreciation on investments, net of taxes of $37.4 million.

As at June 30, 2009, total ordinary shareholders’ equity was $2,618.9 million compared to $2,359.9 million at December 31, 2008. The remainder of our total shareholders’ equity, as at June 30, 2009, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2008 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.6 million (December 31, 2008 — $249.5 million) were the only material debt that we had outstanding as of June 30, 2009 and December 31, 2008.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2009, this ratio was 7.7% (December 31, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 18.7% as of June 30, 2009 (December 31, 2008 — 22.1%).

Capital Management.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE: AHL-PA) at a price of $12.50 per share. Under EITF D-42, the purchase resulted in a gain attributable to ordinary shareholders of $31.5 million for the first quarter of 2009, which is not recognized in the income statement but is included in the calculation of earnings per share for the quarter.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at June 30, 2009, Aspen Holdings held $25.0 million in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At June 30, 2009, our subsidiaries held $693.3 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2009 and for the foreseeable future.

As of June 30, 2009, we had in issue $441.1 million and £24.2 million in letters of credit to cedants, for which $579.4 million and £25.4 million were held as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Overall.  Late last year it was widely assumed in our industry that following Hurricanes Gustav and Ike and widespread investment losses, we would see a very hard market in catastrophe-exposed property lines with modest hardening in other property business in the first quarter of 2009 followed by firming in the casualty markets in the third quarter. Our view at the time was less optimistic than many of our peers and has proven to be more accurate. There has been no across the board rate hardening, although we have seen good increases in certain specific lines usually following market loss activity in those lines.

At the time we reported our results for the first quarter of 2009, we had commented that lines such as catastrophe-exposed property, especially in the U.S., particularly on the reinsurance side, and other specialty lines such as energy-related liability, marine hull and to a lesser extent aviation had seen some price improvement. That trend has continued into the second quarter with renewal rates in those lines generally outpacing other areas. We are seeing few rate increases in casualty lines although some risks are now being renewed at the expiring price and the majority are showing much smaller rate reductions than in the recent past.

Property Reinsurance.  Our property reinsurance renewals in the second quarter are dominated by U.S. business. Pricing for international property business is satisfactory and remains relatively stable showing few signs of meaningful price increases. U.S. property reinsurance renewals at this time of year are dominated by hurricane risk, particularly in Florida. Pricing achieved for hurricane risk in the quarter has been highly satisfactory with pricing on average increased by 17%. There was some moderation of the level of price increase in June 2009 following the decision by the Texas Windstorm Insurance Association not to purchase private market reinsurance. Progress of our relatively new platforms in Zurich and Singapore is ahead of expectations at this early stage.

Casualty Reinsurance.  The casualty reinsurance segment has seen rate improvements although pricing is still under pressure with industry price reductions currently around 5% whereas reductions had previously been in the 10% to 15% range. In our international casualty business we recorded an average rate increase of 5% with significant variations within this line of business. Strong pricing increases of approximately 30% have been observed on financial institutions and Canadian business, and 5% to 10% rate increases in professional lines and Australian business. In U.S. casualty reinsurance, competition remains strong with average rate decreases of approximately 2%. More moderate average rate increases have been seen on workers’ compensation, auto liability, general liability and umbrella products.

International Insurance.  Across the international insurance segment, average rate increases of approximately 14% have been achieved, which was better than our expectations. This was driven mainly by strong increases in the energy physical damage and marine, energy and construction liability lines, with an improving rate environment in aviation and financial lines. Pricing and deductible levels in the energy insurance market for hurricane cover in the Gulf of Mexico have also improved significantly. We believe that the effective rate on exposure for Gulf of Mexico risks is more than double last year. However, many clients faced with the increased pricing chose to buy less cover or even to retain the risk altogether. We also declined a number of risks that did not meet our underwriting criteria. As a result, we have written significantly less accounts exposed to Gulf of Mexico hurricane risk with the premium we received more or less the same, therefore the rate on exposure has improved by just over 100%.

Rate increases of approximately 9% on renewal business have also been experienced in our aviation account with rates hardening following the recent airline crashes in the first half of the year. We expect rates to continue to firm for the remainder of the year in this line. In marine, energy and construction liability, we experienced rate increases of approximately 32%, while rate increases of approximately 2% in the financial and political risk line have been more modest. Notwithstanding the modest rate increases in the financial and political risk line, we have written less business than anticipated due to continued contraction in bank lending in the first half of the year and economic weakness in a number of key markets. We are also seeing continued improvement in pricing for our financial lines business and expect more marked rate improvements at the turn of the year.

U.S. Insurance.  In our U.S. insurance business, rate improvements of approximately 6% on catastrophe-exposed property lines have been experienced. The excess and surplus lines casualty insurance market continues to decrease with rates decreasing 5% on average, though rates may be firming in the umbrella and excess markets, with rates continuing to fall in primary layers.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies please refer to our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the financial statements contained in this report. The material changes in the application of our critical accounting estimates subsequent to the 2008 Annual Report are the application of FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” in respect of a portfolio of fixed income investments purchased in the first quarter of 2009 as shown as fixed income maturities, trading and short-term investments, trading on the balance sheet. In addition, we have adopted FSP FAS 157-3 “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB statement 133 (“FAS 161”), Statement No. 163, “Accounting For Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60” (“FAS 163”), FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), Staff Position FAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), Statement No. 165 “Subsequent Events” (“FAS 165”) and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” as disclosed in the notes to the unaudited condensed consolidated financial statements.

We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2009 and 2008 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Second Quarter” below.

Underwriting Results by Operating Segments

The Company is currently organized into four business segments: Property Reinsurance, Casualty Reinsurance, International Insurance, and U.S. Insurance. These segments form the basis of how the Company monitors the performance of its operations.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended June 30, 2009 and 2008.

The contributions of each segment to gross written premiums in the three months ended June 30, 2009 and 2008 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2009	Ended June 30, 2008
	% of total gross written premiums

Property reinsurance	33.7%	32.2%
Casualty reinsurance	11.0%	10.7%
International insurance	44.7%	49.0%
U.S. insurance	10.6%	8.1%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2009	Ended June 30, 2008
	($ in millions)

Property reinsurance	$180.0	$170.5
Casualty reinsurance	59.0	56.8
International insurance	238.7	258.9
U.S. insurance	56.6	42.6

Total	$534.3	$528.8

Property Reinsurance

Our property reinsurance segment is mainly written on a treaty basis and includes catastrophe, risk excess, and proportional treaty risks. We also write U.S. and international property facultative risks. Our property reinsurance business is written out of Bermuda, London, the U.S., Paris, Zurich and Singapore. Aspen U.K.’s Paris branch writes property facultative business in continental Europe and the Zurich branch writes property and casualty reinsurance in Europe. We also write some structured risks out of Aspen Bermuda. These contracts are tailored to the individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. We also include within this segment credit, surety and political risk reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written principally on a treaty basis.

Gross written premiums.  Gross written premiums in our property reinsurance segment increased by 5.6% compared to the three months ended June 30, 2008. This increase is attributed mainly to new premiums from the credit and surety line of business which began writing business in 2009 in addition to favorable market conditions in our property treaty pro rata business.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Treaty catastrophe	$78.4	(1.0)%	$79.2
Treaty risk excess	37.2	(7.0)	40.0
Treaty pro rata	44.5	21.9	36.5
Property facultative	11.6	(21.6)	14.8
Credit, surety and political risk reinsurance	8.3	Nm*	—

Total	$180.0	5.6%	$170.5

*	Not meaningful — This line of business was not operational at June 30, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the three months ended June 30, 2009 was 15.6% compared to 31.0% in 2008. An absence of significant losses in the quarter and an increase in prior year reserve releases are the main drivers for the reduction in the net loss ratio. Reserve releases in the quarter were $20.9 million, up from $2.6 million in the second quarter of 2008 due mainly to favorable development on 2008 hurricane losses.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $43.0 million equivalent to 32.5% of net premiums earned for the three months ended June 30, 2009 compared with $42.0 million or 34.0% of net premiums earned for the three months ended June 30, 2008. Although policy acquisition expenses have increased by $4.3 million when compared to the second quarter of 2008, the policy acquisition ratio has increased by only 2.0 percentage points as a result of the higher earned premium. The decrease in the operating and administrative expenses of $3.3 million from the second quarter of 2008 is attributable mainly to continued cost management and favorable exchange rate movements between the U.S. Dollar and British Pound applied to Sterling denominated expenses.

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

Gross written premiums.  Gross written premium increased by 3.9% to $59.0 million due mainly to the international treaty business line. Gross written premiums for the international treaty line were unusually low in the second quarter of 2008 as this line was impacted by $7.9 million of adverse premium adjustments. The decrease in gross written premiums for the U.S treaty and casualty facultative lines is attributable mainly to increased competition and pressure on pricing.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. treaty	$43.7	(6.8)%	$46.9
International treaty	12.5	119.3	5.7
Casualty facultative	2.8	(33.3)	4.2

Total	$59.0	3.9%	$56.8

Losses and loss adjustment expenses.  Losses and loss adjustment expenses for the second quarter of 2009 increased by $14.7 million when compared to the second quarter of 2008. The increase is attributable mainly to a reduction in reserve releases which were $24.0 million in the second quarter of 2008 compared to $6.0 million for the same period in 2009. The reduction in reserve releases is attributable mainly to the U.S. treaty line of business which benefited from $16.3 million of reserve releases in the second quarter of 2008 compared with $7.7 million of releases in the current quarter. In addition, the international treaty line experienced $2.2 million of reserve strengthening in the quarter due to adverse development on our auto and general liability product lines compared with reserve releases of $6.2 million in the second quarter of 2008. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $31.1 million for the three months ended June 30, 2009 equivalent to 30.8% of net premiums earned (2008 — 28.2%). Policy acquisition expenses have increased from $11.7 million in the second quarter of 2008 to $20.0 million in the same period in 2009. Policy acquisition expenses in the second quarter of 2008 were unusually low as a result of a commutation adjustment that impacted both earned premium and policy acquisition expenses. The current quarter has been impacted by the recognition of $1.4 million of additional profit commissions when compared to the second quarter of 2008. Operating and administrative expenses have decreased to $11.1 million from $12.5 million for the three months ended June 30, 2008 mainly due to favorable movements in the exchange rate between the U.S. Dollar and British Pound.

International Insurance

Our international insurance segment comprises marine hull, marine, energy and construction liability, energy property damage, non-marine and transportation liability, aviation, professional liability, excess casualty, financial institutions, financial and political risk, specie, management and technology liability, U.K. commercial property (including construction) and U.K. commercial liability insurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

Gross written premiums.  Overall premiums have decreased by $20.2 million compared to the equivalent period in 2008. The decrease in gross written premium is attributable to our reduced underwriting appetite in a number of lines in addition to changes in market conditions such as those in the financial and political risk line where continued contraction in bank lending in the first half of the year and economic weakness has impacted a number of key markets. These have been offset by improving conditions in several lines most significantly our marine, energy and construction line. Gross written premiums in our U.K. commercial property and liability lines have been adversely impacted by exchange rate movements as premiums are written in British Pounds which has weakened against the U.S. Dollar during the period.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Marine, energy and construction liability	$70.2	48.1%	$47.4
Energy property insurance	41.0	(1.7)	41.7
Marine hull	14.8	(15.4)	17.5
Aviation insurance	21.6	(6.3)	23.1
U.K. commercial property	16.2	(28.6)	22.7
U.K. commercial liability	11.8	(30.8)	17.1
Non-marine and transportation liability	12.4	(13.3)	14.3
Professional liability	9.7	30.7	7.4
Excess casualty	6.8	8.3	6.3
Financial institutions	3.7	(59.8)	9.2
Financial and political risk	3.6	(83.1)	21.3
U.K. commercial property — construction	4.0	(11.1)	4.5
Management and technology liability	2.7	Nm*	—
Specie	1.8	Nm*	—
Specialty reinsurance	18.4	(30.3)	26.4

Total	$238.7	(7.8)%	$258.9

*	Not meaningful — This line of business was not operational at June 30, 2008.

Losses and loss adjustment expenses.  The loss ratio for the quarter was 68.9% compared to 51.3% for the three months ended June 30, 2008, an increase of 17.6 percentage points. The segment has been impacted by a $10.6 million net loss following the Air France disaster in addition to $1.7 million of prior year reserve strengthening compared to an $11.2 million reserve release in the second quarter of 2008. The reserve strengthening in the current quarter is mainly due to $5.0 million of reserve strengthening in our financial institutions line and $5.0 million reserve increase in marine, energy and construction liability.

Policy acquisition, operating and administrative expenses.  Acquisition expenses for the second quarter of 2009 were $29.9 million compared with $26.0 million in the second quarter of 2008 mainly due to a $2.4 million increase in accruals for profit related commissions. The increase in operating and administrative expenses to $22.8 million in the second quarter of 2009 from $19.2 million for the comparative period in 2008 relates to direct costs for the new teams established in 2008 and additional infrastructure costs associated with our Lloyd’s operations. These additional costs have been partly offset by favorable movements in the exchange rates between the U.S. Dollar and the British Pound.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.  Gross written premiums increased by 32.9% compared to the second quarter of 2008 due primarily to a $13.6 million increase in property premiums as a result of new business opportunities and increased prices for catastrophe exposed business.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. property	$34.7	64.5%	$21.1
U.S. casualty	21.9	1.9	21.5

Total	$56.6	32.9%	$42.6

Losses and loss adjustment expenses.  The loss ratio has increased from 48.4% for the second quarter of 2008 to 110.7% for the same period in 2009 mainly as a result of adverse development in our casualty account. The segment benefited from reserve releases of $2.7 million in the second quarter of 2008 compared with $8.3 million of reserve strengthening for the same period in 2009 due to additional incurred development from the casualty line.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased to $3.0 million in the current period from $3.7 million for the equivalent period in 2008 due to lower accruals for profit commissions, increases in ceding commissions receivable and changes in the business mix. Operating and administrative expenses have increased to $10.9 million in 2009 from $7.0 million in 2008 due to costs associated with the move of certain functions from Boston to Rocky Hill, Connecticut in addition to $1.1 million of receivable impairment charges resulting from the bankruptcy of an insured.

Total Income Statement — Second Quarter

Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums for the second quarter of 2009 have increased by 1.0% to $534.3 million when compared to the second quarter of 2008 due mainly to favorable market conditions particularly in property reinsurance and U.S. property insurance. Gross written premiums in the international insurance segment have decreased when compared to the second quarter of 2008 as we have adjusted our underwriting appetite in certain lines of business in line with market conditions.

Reinsurance ceded.  Total reinsurance ceded for the three months ended June 30, 2009 of $49.6 million increased by $26.8 million from the second quarter of 2008. The increase in ceded written premiums in the quarter is due to reinstatement premiums in our aviation business line related to the Air France disaster and our financial institutions book resulting from reserve strengthening in the quarter. In the second quarter of 2008, ceded reinsurance premium was unusually low as a number of multi-year industry loss warranties were purchased in 2007 covering the 2008 wind season. The ceded written premium for these ILWs was recognized in 2007 and earned through 2008 when these covers expired.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the second quarter of 2009 increased by 11.6% compared to the second quarter of 2008 reflecting the earning of the newer business lines written in the second half of 2008.

Net premiums earned.  Net premiums earned have increased by $31.3 million or 7.9% in the second quarter of 2009 compared to 2008 which is consistent with the increase in gross earned premiums. The increase in gross earned premiums has been partially offset by an increase in ceded earned premiums resulting from the increases in reinsurance purchased and additional reinstatement premiums in our aviation and financial institutions lines.

Losses and loss adjustment expenses.  The increase in losses and loss adjustment expenses resulted from lower prior year reserve releases in the second quarter of 2009 when compared with the same period in 2008. Reserve releases were lower in the current quarter in response to the economic crisis where we have increased reserves in lines exposed to the global financial crisis in addition to increased provisions in our U.S. casualty insurance business line. Current year losses have been impacted by a $10.6 million net loss following the Air France disaster and an increase in losses expectations in the international insurance segment for those lines exposed to the global financial crisis. Both quarters in 2008 and 2009 had limited natural catastrophe losses.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and excludes premium adjustments.

			Accident Year Loss
	Total Loss	Prior Year	Ratio Excluding
For the Three Months Ended June 30, 2009	Ratio	Adjustment	Prior Year Adjustments

Property reinsurance	15.6%	15.8%	31.4%
Casualty reinsurance	68.2%	5.9%	74.1%
International insurance	68.9%	(1.0)%	67.9%
U.S. insurance	110.7%	(32.9)%	77.8%
Total	54.8%	3.9%	58.7%

			Accident Year Loss
	Total Loss	Prior Year	Ratio Excluding
For the Three Months Ended June 30, 2008	Ratio	Adjustment	Prior Year Adjustments

Property reinsurance	31.0%	2.1%	33.1%
Casualty reinsurance	63.3%	28.0%	91.3%
International insurance	51.3%	6.9%	58.2%
U.S. insurance	48.4%	10.8%	59.2%
Total	47.4%	10.2%	57.6%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2009 and 2008. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended June 30, 2009	Ended June 30, 2008

Policy acquisition expenses	16.4%	14.8%
Operating and administrative expenses	12.2%	13.0%

Gross expense ratio	28.6%	27.8%
Effect of reinsurance	4.3%	3.0%

Total net expense ratio	32.9%	30.8%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended June 30, 2009 and 2008 are shown in the following table:

	For the Three Months Ended June 30, 2009					For the Three Months Ended June 30, 2008
Ratios Based on Gross	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Earned Premium	Insurance	Reinsurance	Insurance	Insurance	Total	Insurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	19.2	19.7	14.3	8.5	16.4%	16.3	13.3	14.6	12.5	14.8%
Operating and administrative expense ratio	10.4	11.0	10.9	30.7	12.2%	12.7	14.3	10.8	23.6	13.0%

Gross expense ratio	29.6	30.7	25.2	39.2	28.6%	29.0	27.6	25.4	36.1	27.8%
Effect of reinsurance	2.9	0.1	5.8	16.0	4.3%	5.0	0.6	2.5	6.5	3.0%

Total net expense ratio	32.5	30.8	31.0	55.2	32.9%	34.0	28.2	27.9	42.6	30.8%

The policy acquisition ratio, gross of the effect of reinsurance, has increased to 16.4% for the three months ended June 30, 2009 from 14.8% for the comparative period in 2008. The increase is driven mainly by a $3.8 million increase in profit commissions specifically in the property reinsurance, casualty reinsurance and international insurance segments and the change in business mix in the international insurance segment as the teams new to the Company in 2008 are now fully established.

Between the two periods we have experienced a $2.8 million increase in our operating and administrative expenses. The increase is due mainly to costs associated with the new U.K. construction, specie, management and technology liability, and credit and surety teams, Lloyd’s costs for the entire period and restructuring costs which includes set up costs for new teams and offices.

Net investment income.  Net investment income consists of interest on fixed income securities, equity in net income of other investments and investment management expenses. In the second quarter of 2009, we generated net investment income of $72.2 million (2008 — $70.5 million). The $1.7 million increase in investment income was primarily due to gains from our investment in funds of hedge funds which contributed $16.2 million compared with a gain of $10.8 million in the second quarter of 2008. During the quarter, the book yield on our fixed income portfolio increased by 1 basis point from 4.42% to 4.43% and the portfolio duration increased from 2.9 years to 3.2 years. The average credit quality of our fixed income portfolio is “AA+”, with 76% of the portfolio being graded “AA” or higher.

Change in fair value of derivatives.  In the three months ended June 30, 2009, we recorded a reduction of $2.0 million (2008 — $2.2 million) in the estimated fair value of our credit insurance contract including $0.2 million (2008 — $0.3 million) of interest expense. Further information on these contracts can be found in Note 7 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the second quarter of 2009 include a $2.9 million charge for investments we believe to be other-than-temporarily impaired. No other-than-temporary impairment charge was included in the second quarter of 2008. Other-than-temporary impairment losses of $2.9 million for the quarter were credit related and therefore are included in the income statement.

Income before tax.  In the second quarter of 2009, income before tax was $130.0 million and comprised $53.2 million of underwriting profit, $72.2 million in net investment income, $7.9 million of net foreign exchange and investment gains and $4.0 million of interest expense. In the second quarter of 2008, income before tax was $149.2 million and comprised $86.9 million of underwriting profit, $70.5 million in net investment income, $4.2 million of net foreign exchange and investment losses and $4.0 million of interest expense. Our lower underwriting profit in the quarter compared to the prior period was mainly due to a reduction in prior year reserve releases and an increase in expenses, partially offset by higher earned premium. Our higher net investment income in the quarter was due to improved performance from our funds of hedge funds.

Income tax expense.  Income tax expense for the three months ended June 30, 2009 was $19.6 million. Our effective consolidated tax rate for the three months ended June 30, 2009 was 15.1% (2008 — 14.9%). As required by FASB statement No. 109 “Accounting for Income Taxes” (“FAS 109”) and APB Opinion No. 28, Interim Financial Reporting, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2009. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net income after tax for the three months ended June 30, 2009 was $110.4 million, equivalent to $1.26 basic earnings per ordinary share adjusted for the $5.8 million preference share dividends and $1.22 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended June 30, 2009. The net income for the three months ended June 30, 2008 was $126.9 million equivalent to basic earnings per ordinary share of $1.44 and fully diluted earnings per share of $1.39.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2009 and 2008 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Half Year” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the six months ended June 30, 2009 and 2008. The contributions of each segment to gross written premiums in the six months ended June 30, 2009 and 2008 were as follows:

	Gross Written Premiums
	For the Six Months	For the Six Months
Business Segment	Ended June 30, 2009	Ended June 30, 2008
	% of total gross written premiums

Property reinsurance	34.2%	31.5%
Casualty reinsurance	21.0%	21.3%
International insurance	37.0%	40.7%
U.S. insurance	7.8%	6.5%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Six Months	For the Six Months
Business Segment	Ended June 30, 2009	Ended June 30, 2008
	($ in millions)

Property reinsurance	$400.5	$354.7
Casualty reinsurance	245.8	238.9
International insurance	433.4	458.2
U.S. insurance	91.4	73.2

Total	$1,171.1	$1,125.0

Property Reinsurance

For a description of our property reinsurance segment, refer to “Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008 — Property Reinsurance,” above.

Gross written premiums.  Gross written premiums in our property reinsurance segment increased by 12.9% compared to the six months ended June 30, 2008. This increase is due to the $15.6 million contribution from our new credit and surety team and favorable market conditions.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Treaty catastrophe	$195.1	2.3	$190.8
Treaty risk excess	68.5	(2.0)	69.9
Treaty pro rata	92.7	34.0	69.2
Property facultative	28.6	15.5	24.8
Credit, surety and political risk reinsurance	15.6	Nm*	—

Total	$400.5	12.9%	$354.7

*	Not meaningful — This line of business was not operational at June 30, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the six months ended June 30, 2009 was 22.4% compared to 30.4% in 2008 due to a lower incidence of losses in 2009 and an $11.3 million increase in prior year reserve releases compared to the prior period. The loss ratio in 2008 was adversely affected by a high incidence of risk losses during the period, in particular in the first quarter but no significant losses in the second quarter except for approximately $10.0 million of exposure related to the U.S. Midwest floods and storms. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $83.0 million for the six months ended June 30, 2009 equivalent to 30.6% of net premiums earned (2008 — 33.8%). Policy acquisition expenses have increased from $49.5 million in 2008 to $52.7 million in 2009, mainly as a result of an increase in gross earned premium. The reduction in the operating and administrative expenses to $30.3 million from $35.0 million for the comparative period in 2008 is attributable to continued cost management and favorable movement in the exchange rate between the U.S. Dollar and British Pounds between the two periods.

Casualty Reinsurance

For a description of our casualty reinsurance segment, refer to “Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008 — Casualty Reinsurance.”

Gross written premiums.  The 2.9% increase in gross written premiums for the segment was due mainly to an increased contribution from our U.S.-based U.S. treaty business unit. The comparative period in 2008 was also impacted by $24.4 million of negative prior year premium adjustments compared to a negative adjustment of $1.8 million in the current period. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/ (decrease)	($ in millions)

U.S. treaty	$150.0	9.9%	$136.5
International. treaty	89.5	6.0	95.2
Casualty facultative	6.3	(12.9)	7.2

Total	$245.8	(2.9)%	$238.9

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased by $25.4 million in 2009 compared to the equivalent period in 2008, due to a $29.2 million decrease in prior year reserve releases. The change in reserve releases is mainly due to the international casualty treaty line which experienced a reserve strengthening of $5.6 million in the period compared to an $11.4 million release in the six months ended June 30, 2008, in addition to a reduction in the reserve releases from our U.K.-based U.S. casualty treaty business line. The reserve strengthening for international casualty was due to adverse development on our auto and general liability accounts. Prior year reserve movements are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $62.0 million for the six months ended June 30, 2009 equivalent to 29.4% of net premiums earned (2008 — 29.2%). The policy acquisition expense ratio has increased to 19.9% in 2009 from 16.3% in 2008 driven mainly by a $4.8 million increase in profit commissions. This has been offset by a decrease in the operating and administrative expense ratio from 12.9% in 2008 to 9.5% in the current year due to cost management and favorable movement in the exchange rate between the U.S. Dollar and British Pound between the two periods.

International Insurance

For a description of our international insurance segment, refer to “Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008 — International Insurance.”

Gross written premiums.  Overall premiums have reduced by $24.8 million in the period compared to the six months ended June 30, 2008, mainly due to our response to market conditions in certain lines of business and adverse exchange rate movements for our U.K. property and liability business lines. The contribution from our professional liability and excess casualty business lines has increased as these new lines were still being established in the first half of 2008. Marine, energy and construction liability has also benefited from additional premiums from loss affected contracts. Even though rates for Gulf of Mexico energy risks have improved significantly, some clients chose to buy less insurance or retain the risk altogether. We also declined a number of risks that did not meet our underwriting criteria.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross written premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/(decrease)	($ in millions)

Marine, energy and construction liability	$121.0	18.4%	$102.2
Energy property insurance	57.4	(11.9)	65.1
Marine hull	31.3	(13.4)	36.1
Aviation insurance	32.0	(6.6)	34.3
U.K. commercial property	23.6	(26.5)	32.1
U.K. commercial liability	20.9	(43.7)	37.2
Non-marine and transportation liability	20.3	(5.0)	21.4
Professional liability	17.4	16.4	15.0
Excess casualty	11.6	39.4	8.3
Financial institutions	7.4	(39.0)	12.1
Financial and political risk	12.8	(50.1)	25.8
U.K. commercial property — construction	7.5	66.7	4.5
Management and technology liability	4.5	Nm*	—
Specie	1.8	Nm*	—
Specialty reinsurance	63.9	(0.2)	64.1

Total	$433.4	(5.4)%	$458.2

*	Not Meaningful — These lines of business were not operational at June 30, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the six months ended June 30, 2009 was 70.7% compared to 57.9% in 2008. The deterioration in the loss ratio is due in part to a $3.7 million prior year reserve strengthening in the current year compared to an $18.1 million reserve release in 2008. The reserve strengthening is predominately due to increased loss provisions associated with those lines affected by the global financial crisis and to adverse development on our marine, energy and construction liability and non-marine and transportation liability business lines. Current year loss provisions have increased in some lines in response to an increase in expectations of loss and in our aviation and specialty reinsurance lines which have suffered from a $10.6 million net loss associated with the Air France disaster. In the first half of 2008, the segment suffered from a $6.4 million satellite loss, a $15.9 million pollution loss in France and a $3.4 million airline loss although these losses required no additional reserves to be established. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $99.3 million for the six months ended June 30, 2009 equivalent to 28.8% of net premiums earned (2008 — 29.2%). The acquisition expense ratio has reduced by 0.5 percentage points in the period due to the recognition of $1.9 million of ceding commission, a reduction in accrued profit-related commissions and changes in the relative contributions from the business lines.

Operating and administrative expenses have increased by $4.3 million compared to the six months ended June 30, 2008 mainly due to increases in personnel costs associated with the establishment of our Dublin branch, direct costs of the new underwriting teams, salary increases for existing teams, costs associated with the Lloyd’s syndicate and additional infrastructure costs associated with setting up the new teams.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis.

Gross written premiums.  Gross written premiums increased by 24.9% compared to the prior period of 2008. The written premium increase is the result of new business written as the property account has been reshaped and increased prices for catastrophe exposed business.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross written premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2009		Ended June 30, 2008
	($ in millions)	% increase/(decrease)	($ in millions)

U.S. property	$49.1	55.4%	$31.6
U.S. casualty	42.3	1.8	41.6

Total	$91.4	24.9%	$73.2

Losses and loss adjustment expenses.  Losses for the period have increased by $17.2 million when compared to the prior period predominately due to a $6.1 million reserve strengthening in the current period compared to a $7.4 million reserve release from the comparable period in 2008. This strengthening is attributable to adverse loss development on our casualty line where incurred development has been greater than expected.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased by $1.6 million due to increases in ceding commissions receivable, lower accruals for profit commissions and changes in the mix of property business between program and open market contracts. Operating and administrative expenses have increased from $12.6 million in 2008 to $16.6 million in 2009 due primarily to the reorganization costs. The expense ratio continues to be adversely impacted in the short-term as a result of the investment we have made to rebuild the account and reshape our U.S. operations.

Total Income Statement — Half Year

Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Written premiums increased in the first half of 2009 by 4.1% compared to the corresponding period in 2008 as a result of a number of factors including favorable market conditions in some lines of business, such as property reinsurance, casualty reinsurance and U.S. property insurance and additional premiums from our new lines of business in international insurance.

Reinsurance ceded.  Our reinsurance spend of $179.8 million is 80.9% higher than the corresponding period of 2008, because in 2007 we had taken the opportunity to purchase property covers at favorable prices for two wind seasons. We have experienced a general increase in price for reinsurance in 2009, an increase due to the purchase of reinsurance for our newer lines and due to reinstatement costs following losses from our financial institutions and aviation insurance business lines.

Gross premiums earned.  Gross premiums earned in the first half year of 2009 increased by 13.5% compared to the first half of 2008 primarily from the new lines of business which have now earned premium through a full year and also as a result of the favorable market conditions particularly in property reinsurance.

Net premiums earned.  Net premiums earned have increased by 11.0% in the first half of 2009 compared to the first half of 2008 due to additional premiums from our new lines of business in international insurance being partially offset by additional reinsurance costs.

Losses and loss adjustment expenses.  Net losses have increased by $90.0 million in the first half of 2009 compared to the first half of 2008 due primarily to a $53.2 million reduction in prior year reserve releases. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

The underlying changes in loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and does not reflect the impact of prior year premium adjustments.

			Loss
			Ratio Excluding
		Prior Year	Prior Year
	Total Loss	Claims	Reserve
For the Six Months Ended June 30, 2009	Ratio	Adjustment	Adjustments

Property reinsurance	22.4%	10.1%	32.5%
Casualty reinsurance	67.0%	4.3%	71.3%
International insurance	70.7%	(1.1)%	69.6%
U.S. insurance	80.4%	(12.5)%	67.9%

Total	55.4%	3.1%	58.5%

			Loss
			Ratio Excluding
		Prior Year	Prior Year
	Total Loss	Claims	Reserve
For the Six Months Ended June 30, 2008	Ratio	Adjustment	Adjustments

Property reinsurance	30.4%	6.5%	36.9%
Casualty reinsurance	64.2%	21.2%	85.4%
International insurance	57.9%	5.8%	63.7%
U.S. insurance	49.4%	16.6%	66.0%

Total	50.1%	10.1%	60.2%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the six months ended June 30, 2009 and 2008.

	Expense Ratios
	For the Six Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2008

Policy acquisition expenses	16.2%	16.3%
Operating and administrative expenses	11.0%	12.4%

Gross expense ratio	27.2%	28.7%
Effect of reinsurance	3.4%	2.9%

Total net expense ratio	30.6%	31.6%

We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums. Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the six months ended June 30, 2009 and 2008 are shown in the following table (ratios shown as percentages):

	For the Six Months Ended June 30, 2009					For the Six Months Ended June 30, 2008
Ratios based on	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	17.8	19.8	14.2	10.0	16.2	17.4	16.0	15.7	15.3	16.3
Operating and administrative expense ratio	10.2	9.5	10.1	24.1	11.0	12.3	12.6	10.8	22.7	12.4

Gross expense ratio	28.0	29.3	24.3	34.1	27.2	29.7	28.6	26.5	38.0	28.7
Effect of reinsurance	2.6	0.1	4.5	13.9	3.4	4.1	0.6	2.7	9.2	2.9

Total net expense ratio	30.6	29.4	28.8	48.0	30.6	33.8	29.2	29.2	47.2	31.6

The policy acquisition ratio, gross of the effect of reinsurance, has reduced marginally to 16.2% for the six months ended June 30, 2009 from 16.3% for the comparative period in 2008. The operating and administrative expense ratio has improved to 12.4% in 2009 from 13.7% in 2008 driven by increased earned premium, cost management initiatives and favorable movements in the exchange rate between the U.S. dollar and British Pound between the two periods.

Net investment income.  Net investment income consists of interest on fixed income securities and the change in value of other investments less investment management fees. In the first half year of 2009, we generated net investment income of $131.4 million (2008 — $109.6 million). The $21.8 million increase in investment income was primarily due to $20.2 million of gains from our investment in funds of hedge funds compared to $6.1 million of losses in the comparable period of 2008. The contribution from fixed income investments and cash has reduced by $4.5 million as during the period, the book yield on our fixed income portfolio has decreased from 4.84% to 4.43%. During the same period, the fixed income portfolio duration has decreased from 3.6 years to 3.2 years.

Change in fair value of derivatives.  In the six months ended June 30, 2009, we recorded a reduction of $3.9 million (2008 — $3.8 million credit insurance contract; $1.4 million foreign exchange contract) in the estimated fair value of our credit insurance contract including $0.4 million (2008 — $0.6 million) of interest expense. In the first quarter of 2009, we held foreign currency derivative contracts to purchase $18.8 million of foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with the gain or loss recorded in net foreign exchange gains and losses. For the six months ended June 30, 2009, the impact of foreign currency contracts on net income was a charge of $1.8 million (2008 — $1.4 million). Further information on these contracts can be found in Notes 6 and 7 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the six months to June 30, 2009 include an $18.1 million charge for investments we believe to be other-than-temporarily impaired. No other-than-temporary impairment charge was included in the first half of 2008. Other-than-temporary impairment losses of $18.1 million for the six-month period are credit related and therefore are included in the income statement.

Income before tax.  In the first half year of 2009, income before tax was $237.5 million and comprised $122.6 million of underwriting profit, $131.4 million in net investment income, $6.6 million of net foreign exchange and investment losses, $7.9 million of interest expense and $2.0 million of other expenses. In the first half year of 2008, income before tax was $244.7 million and comprised $144.1 million of underwriting profit, $109.6 million in net investment income, $1.1 million of net foreign exchange and investment gains, $7.9 million of interest expense and $2.2 million of other expenses. The reduction in underwriting profit was due primarily to a $53.2 million reduction in prior year reserve releases. Our higher investment income in the first half of 2009 compared to the prior period was mainly due to a positive contribution from our fund of hedge fund investments.

Income tax expense.  Income tax expense for the six months ended June 30, 2009 was $35.7 million. Our consolidated tax rate for the six months ended June 30, 2009 was 15.0% (2008 — 15.0%). As required by FAS 109 and APB 28, the charge represents an estimate of the tax rate which will apply to our pre-tax income for 2009. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net income after tax for the six months ended June 30, 2009 was $201.8 million, equivalent to $2.68 basic earnings per ordinary share adjusted for the $12.7 million preference share dividends and $2.61 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the six months ended June 30, 2009. The net income for the six months ended June 30, 2008 was $208.1 million equivalent to basic earnings per ordinary share of $2.31 and fully diluted earnings per share of $2.24.

Reserves for Losses and Loss Expenses

As of June 30, 2009, we had total net loss and loss adjustment expense reserves of $2,938.8 million (December 31, 2008 — $2,787.0 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,265.1 million at the balance sheet date of June 30, 2009, a total of $1,960.1 million or 60.0% represented IBNR claims (December 31, 2008 — $3,070.3 million and 58.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at June 30, 2009
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Property reinsurance	$417.9	$(43.0)	$374.9
Casualty reinsurance	1,427.0	(6.5)	1,420.5
International insurance	1,225.3	(243.4)	981.9
U.S. insurance	194.9	(33.4)	161.5

Total losses and loss expense reserves	$3,265.1	$(326.3)	$2,938.8

	As at December 31, 2008
		Reinsurance
Business Segment	Gross	Recoverable(1)	Net
	($ in millions)

Property reinsurance	$488.5	$(37.9)	$450.6
Casualty reinsurance	1,311.1	(5.9)	1,305.2
International insurance	1,117.4	(210.9)	906.5
U.S. insurance	153.3	(28.6)	124.7

Total losses and loss expense reserves	$3,070.3	$(283.3)	$2,787.0

(1)	The 2008 net reserve position for each of our segments has been revised with no overall effect on the total. As a result of a re-allocation of reinsurance recoverables among the segments, the net reserve position for property reinsurance increased by $69.9 million from $380.7 million to $450.6 million, for casualty reinsurance decreased by $3.6 million from $1,308.8 million to $1,305.2 million, for international insurance decreased by $97.2 million from $1,003.7 million to $906.5 million and for U.S. insurance increased by $30.9 million from $93.8 million to $124.7 million.

The increase in reinsurance recoverables in 2009 is due to increased recoveries in our international insurance segment related mainly to Hurricane Ike, the Air France disaster and the global financial crisis. This has been offset by the continued settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

For the six months ended June 30, 2009, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $26.8 million. An analysis of this reduction by line of business is as follows for each of the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	($ in millions)		($ in millions)

Property reinsurance	$20.9	$2.6	$27.5	$16.2
Casualty reinsurance	6.0	24.0	9.1	38.3
International insurance	(1.7)	11.2	(3.7)	18.1
U.S. insurance	(8.3)	2.7	(6.1)	7.4

Total Losses and loss expense reserves reductions	$16.9	$40.5	$26.8	$80.0

The key elements which gave rise to the net favorable development during the three months ended June 30, 2009 were as follows:

Property Reinsurance:  The increase in reserve releases in the quarter is due mainly to reduced loss expectations for Hurricane Ike. In addition to the reduction in Hurricane Ike losses, property catastrophe, risk excess and facultative lines had better than expected loss experience, which was offset by a small adverse development in property pro rata.

Casualty Reinsurance:  The U.S. casualty line had better than expected experience including favorable commutations, offset by increases in the international treaty line reflecting positive prior premium development.

International Insurance:  The segment had a deterioration of $1.7 million in the quarter. We increased reserves on the financial institutions line in response to the ongoing global financial crisis by $5.0 million, and strengthened reserves by $5.0 million in marine, energy and construction liability in relation to losses from the 2007 underwriting year. Those were partially offset by releases in U.K. commercial property and casualty lines of $2.4 million, specialty reinsurance of $0.6 million and other classes of $0.3 million.

U.S. Insurance: The $8.3 million deterioration this quarter is $6.9 million from casualty insurance and $1.4 million from property insurance. The casualty insurance deterioration is in response to worse than expected experience. The property insurance deterioration was a result of a prior year reduction in reinsurance recoveries.

We did not make any significant changes in assumptions used in our reserving process. However, because the period of time we have been in operation is relatively short, for longer tail lines in particular, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

For a more detailed description see “Management’s Discussion and Analysis — Critical Accounting Policies” and “Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment Expenses,” included in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Balance Sheet

Total cash and investments

At June 30, 2009 and December 31, 2008, total cash and investments, including accrued interest receivable, were $6.4 billion and $6.0 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2009		As at December 31, 2008
		Percentage		Percentage
	Estimated	of Fixed	Estimated	of Fixed
	Fair	Income	Fair	Income
	Value	Portfolio	Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$615.0	9.6%	$650.7	10.9%
U.S. Agency Securities	430.2	6.7%	393.1	6.6%
Municipal Securities	7.8	0.1%	8.0	0.1%
Corporate Securities	1,914.1	30.0%	1,424.5	23.8%
Foreign Government	400.2	6.3%	384.5	6.4%
Asset-backed Securities	156.4	2.5%	205.5	3.4%
Mortgage-backed Securities	1,243.2	19.5%	1,366.8	22.9%

Total Fixed Income — Available for Sale	4,766.9	74.7%	4,433.1	74.1%
Marketable Securities — Trading
Corporate Securities	170.6	2.7%	—	—
Municipal Securities	3.1	—	—	—
U.S. Government Securities	0.5	—	—	—
Foreign Government	2.8	—	—	—

Total Fixed Income — Trading	177.0	2.7%	—	—
Total Other Investments	24.7	0.4%	286.9	4.9%
Total Short-term Investments — Available for Sale	311.3	4.9%	224.9	3.8%
Total Short-term Investments — Trading	4.4	0.1%	—	—
Total Cash and Cash Equivalents	718.3	11.3%	809.1	13.5%
Total Receivable for Securities Sold	324.3	5.1%	177.2	3.0%
Total Accrued Interest Receivable	48.0	0.8%	43.7	0.7%

Total Cash and Investments	$6,374.9	100.0%	$5,974.9	100.0%

Fixed maturities.  At June 30, 2009, the average credit quality of our fixed income book is “AA+,” with 97% of the portfolio being graded “A” or higher. At December 31, 2008, the average credit quality of our fixed income book is “AAA,” with 92% of the portfolio being graded “A” or higher. Our fixed income portfolio duration increased marginally from 3.1 years as at December 31, 2008 to 3.2 years as at June 30, 2009.

Other investments.  Other investments as at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P.	25.0	24.7	—	—

Total other investments	$25.0	$24.7	$311.3	$286.9

Investment funds.  Investment funds represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximates fair value. Realized and unrealized gains of $16.2 million (2008 — $10.8 million) and $20.2 million (2008 — loss of $6.1 million) have been recognized through the statement of operations in the three and six months ended June 30, 2009, respectively. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds in June 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

Our involvement with the funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date. All proceeds from the redemption of the funds of hedge fund investments are scheduled to be received by October 31, 2009. Refer to Note 12, for further information related to receivable for securities sold.

Cartesian Iris 2009A L.P.  On May 19, 2009, we invested $25 million with Cartesian Iris 2009A L.P. through its wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance linked securities. In addition to returns on our investment, we will receive a fee for providing advice on risk selection, pricing and portfolio design. In the three and six months ended June 30, 2009, no fee was paid or payable to the Company.

The following tables summaries the fair value of our mortgage-backed securities (“MBS”) by rating and class at June 30, 2009:

	AAA	AA and Below	Total

Agency	$974.1	—	$974.1
Non-agency Commercial	216.5	—	216.5
Non-agency Residential	22.1	30.5	52.6

Total Mortgage-backed Securities	$1,212.7	$30.5	$1,243.2

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative- A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At June 30, 2009, we have $14.0 million invested in alt-A securities (December 31, 2008 — $8.7 million).

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

Valuation of Other Investments.  The value of our investments in funds of hedge funds are based upon monthly net asset values reported by the underlying funds to our funds of hedge funds managers. The financial statements of our funds of hedge funds are subject to annual audits evaluating the net asset positions of the underlying investments. We periodically review the performance of our funds of hedge funds and evaluate the reasonableness of the valuations.

The value of our investment in Cartesian Iris 2009A L.P. is based on our shares of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in their quarterly management accounts. Cartesian Iris 2009A L.P. is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Cartesian Iris 2009A L.P. and evaluate the reasonableness of the valuation of our investment.

Other-than-temporary impairment.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment is discussed further in Notes 2 and 5 of the unaudited condensed consolidated financial statements.

Capital Management

On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE : AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain attributable to ordinary shareholders of approximately $31.5 million.

The following table shows our capital structure at June 30, 2009 compared to December 31, 2008.

	As at	As at
	June 30, 2009	December 31, 2008
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,618.9	$2,359.9
Preference shares (liquidation preference less issue expenses)	353.6	419.2
Long-term debt	249.6	249.5

Total capital	$3,222.1	$3,028.6

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2009, this ratio was 7.7% (December 31, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 18.7% as of June 30, 2009 (December 31, 2008 — 22.1%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $2,972.5 million at June 30, 2009 (December 31, 2008 — $2,779.1 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We continuously monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at June 30, 2009, Aspen Holdings held $25.0 million (December 31, 2008 — $32.4 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the six months ended June 30, 2009, Aspen U.K. Holdings paid Aspen Holdings a dividend of $138.0 million. In the six months ended June 30, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings dividends totaling $85.0 million. No other dividends were paid to Aspen Holdings in 2008. Aspen Holdings also received interest of $18.3 million (2008 — $18.3 million) from Aspen U.K. Holdings in respect of an intercompany loan.

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

Insurance subsidiaries.  As of June 30, 2009, the Insurance Subsidiaries held approximately $693.7 million (December 31, 2008 — $777.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2009 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2009 and December 31, 2008:

	As at June 30,	As at December 31,
	2009	2008
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,356.1	$1,345.6
Assets held in single beneficiary trusts	54.8	54.0
Letters of credit issued under our revolving credit facilities(1)	65.0	84.6
Secured letters of credit(2)	416.2	422.4

Total	$1,892.1	$1,906.6

Total as% of cash and invested assets	31.5%	33.1%

(1)	These letters of credit are not secured by cash or securities, though we have the ability to issue secured letters of credit under the revolving credit facility.

(2)	As of June 30, 2009, the Company had funds on deposit of $579.4 million and £25.4 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s agrees Syndicate 4711’s required capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at June 30, 2009 amount to $212.4 million (December 31, 2008 — $200.3 million).

Further information on these arrangements can be found in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the six months ended June 30, 2009.  Total net cash flow from operations from December 31, 2008 through June 30, 2009 was $302.3 million, a reduction of $17.5 million over the comparative period. The reduction was due mainly to an increase in net claims settlements. For the six months ended June 30, 2009, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On May 28, 2009, we paid a dividend of $0.15 per ordinary share to shareholders of record on May 13, 2009. On July 1, 2009, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on June 15, 2009. On July 1, 2009, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on June 15, 2009.

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

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010. As of June 30, 2009, no borrowings were outstanding under the credit facilities, though we had $413.6 million and $65.0 million of outstanding collateralized and uncollateralized letters of credit, respectively. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of June 30, 2009:

						Later
	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	4.6	7.8	7.5	6.6	6.5	27.8	$60.8
Long-Term Debt Obligations(1)	—	—	—	—	—	250.0	$250.0
Reserves for Losses and loss adjustment expenses(2)	$524.7	$769.3	$481.8	$345.4	$259.2	$884.7	$3,265.1

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies-Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 7 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re.  Ajax Re was a variable interest entity under the provisions of FASB interpretation No. 46(R). We had a variable interest in the entity, however we were not the primary beneficiary of the entity and therefore we were not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 6 to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 included elsewhere in this report.

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

Cartesian Iris 2009A L.P.  On May 19, 2009 we invested $25.0 million with Cartesian Iris 2009A L.P. through our wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance linked securities. In addition to returns on our investment, we will receive a fee for providing advice on risk selection, pricing and portfolio design. In the three and six months ended June 30, 2009, no fee was paid or payable to the Company. For more information please see Note 5 and 11(c) to the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of August 2009, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields will rise with the result that the market value of certain of our fixed interest investments may reduce.

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

As at June 30, 2009, our fixed income portfolio had an approximate duration of 3.2 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$5,431.1	$5,347.9	$5,259.6	$5,169.3	$5,078.4
Gain/(loss) $ in millions	171.5	88.3	0.0	(90.3)	(181.2)
Percentage of portfolio	3.26%	1.68%	0.00%	(1.72)%	(3.45)%

Equity risk.  We had invested in two funds of hedge funds where the underlying hedge funds consisted of diverse strategies and securities. In February 2009, we gave notice to redeem our remaining investments in funds of hedge funds in 2009, which would reduce our exposure to equity risk. As the notices of redemption have taken effect, we are no longer exposed to changes in the net asset value of the funds.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars and Singaporean Dollars. As of June 30, 2009, approximately 82% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 10% were in British Pounds and approximately 8% were in other currencies. For the six months ended June 30, 2009, approximately 17.5% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2009. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2009, would have impacted reported net comprehensive income by approximately $16.8 million for the six months ended June 30, 2009.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding contracts at June 30, 2009 or June 30, 2008.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2009 and December 31, 2008, the average rating of fixed income securities in our investment portfolio was “AA+ and AAA”, respectively.

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

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 7 to the unaudited financial statements for the three months ended June 30, 2009 above.

The table below shows our reinsurance recoverables as of June 30, 2009 and December 31, 2008, and our reinsurers’ ratings.

	As at	As at
A.M. Best	June 30, 2009	December 31, 2008
	($ in millions)	($ in millions)

A++	16.4	15.9
A+	31.5	69.5
A	235.4	160.8
A-	33.6	28.6
Other	3.1	2.5
Not rated	6.3	6.0

Total	326.3	283.3

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Our 2009 Annual General Meeting of Shareholders was held on April 29, 2009.

(b) Proxies were solicited by our management in connection with our 2009 Annual General Meeting.

(c) The following matters were voted upon at the Annual General Meeting with the voting results indicated. Paragraphs (5) through (11) below relate to matters concerning the Company’s subsidiaries. The Company’s Bye-Law 84 provides that if the Company is required or entitled to vote at a general meeting of any of its subsidiaries organized under the laws of a jurisdiction outside the United States of America (each, a “Non-U.S. Subsidiary”) the Board will refer the subject matter of the vote to the Shareholders of the Company in a general meeting of the Company.

(1) Proposal Regarding Re-Election of Mr. Richard Houghton, Mr. Glyn Jones, and Mr. Julian Cusack as Class II Directors, who will serve until our 2012 Annual General Meeting

		Votes
Nominee	Votes For	Against

Richard Houghton	70,007,635	3,747,424
Glyn Jones	66,545,532	7,209,527
Julian Cusack	71,659,209	2,095,850

(2) Proposal Regarding the Appointment of the Company’s Independent Registered Public Accounting Firm.

At the 2009 Annual General Meeting, the Shareholders voted to approve the appointment of KPMG Audit Plc (“KPMG”) as our independent registered public accounting firm for the 2009 fiscal year, and have authorized the Company’s Board of Directors through the Audit Committee to set their remuneration.

		Votes	Votes
	Votes For	Against	Abstained

KPMG	73,050,956	700,734	3,369

(3) Proposal Regarding the Amendment and Restatement of the Bye-Laws of the Company

At the 2009 Annual General Meeting, the Shareholders voted to approve the amendment and restatement of the Company’s Bye-Laws.

Votes For	Votes Against	Votes Abstained

72,121,162	1,592,094	41,803

(4) Proposal Regarding the Amendment of the Memorandum of Association of the Company

At the 2009 Annual General Meeting, the Shareholders voted to approve certain amendments to the Company’s Memorandum of Association.

Votes For	Votes Against	Votes Abstained

73,693,917	23,965	37,177

(5) Proposals regarding various matters concerning Aspen Insurance UK Limited (“Aspen U.K.”), a wholly owned insurance company organized under the laws of England and Wales

At the 2009 Annual General Meeting, the Shareholders elected eight nominees as designated company directors who will serve as AIUK directors.

Nominee	Votes For	Votes Against

Glyn Jones	73,382,532	372,527
Christopher O’Kane	72,370,674	1,384,385
Richard Houghton	73,382,532	372,527
Ian Cormack	73,031,162	723,897
Richard Bucknall	73,369,915	385,144
Stephen Rose	72,430,487	1,324,572
Oliver Peterken	72,901,864	853,195
Heidi Hutter	73,382,124	372,935

At the 2009 Annual General Meeting, the Shareholders voted to amend Aspen U.K.’s Articles of Association to modify the voting push-up provision in Article 28, so that Article 28 is only applicable in the event that the voting rights of any shares of the Company are adjusted pursuant to Company Bye-Laws 63-67.

Votes For	Votes Against	Votes Abstained

73,693,844	21,633	39,582

(6) Proposals regarding various matters concerning Aspen Insurance UK Services Limited (“Aspen Services”), a wholly owned company organized under the laws of England and Wales

At the 2009 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Aspen Services directors.

Nominee	Votes For	Votes Against

Christopher O’Kane	73,382,532	372,527
Richard Houghton	73,382,532	372,527
Stephen Rose	73,382,532	372,527

At the 2009 Annual General Meeting, the Shareholders voted to amend Aspen Services’ Articles of Association to modify the voting push-up provision in Article 28, so that Article 28 is only applicable in the event that voting rights of any shares of the Company are adjusted pursuant to Company Bye-Laws 63-67.

Votes For	Votes Abstained	Votes Against

72,665,000	1,050,292	39,767

(7) Proposals regarding various matters concerning Aspen (UK) Holdings Limited (“Aspen (UK) Holdings”), a wholly owned company organized under the laws of England and Wales

At the 2009 Annual General Meeting, the Shareholders elected three nominees as designated company directors who will serve as Aspen (UK) Holdings Limited directors.

Nominee	Votes For	Votes Against

Christopher O’Kane	73,382,532	372,527
Richard Houghton	73,382,532	372,527
Stephen Rose	73,382,532	372,527

At the 2009 Annual General Meeting, the Shareholders voted to amend Aspen (UK) Holdings’ Articles of Association to modify the voting push-up provision in Article 28, so that Article 28 is only applicable in the event that voting rights of any shares of the Company are adjusted pursuant to Company Bye-Laws 63-67.

Votes For	Votes Against	Votes Abstained

73,693,156	21,695	40,208

(8) Proposals regarding various matters concerning AIUK Trustees Limited (“AIUK Trustees”), a wholly owned company organized under the laws of England and Wales

At the 2009 Annual General Meeting, the Shareholders elected five nominees as designated company directors who will serve as AIUK Trustees directors.

Nominee	Votes For	Votes Against

Stephen Rose	73,382,532	372,527
John Henderson	73,144,858	610,201
Christopher Woodman	73,144,658	610,401
Michael Cain	73,144,648	610,411
Katherine Wade	73,150,599	604,460

At the 2009 Annual General Meeting, the Shareholders voted to amend AIUK Trustees’ Articles of Association to modify the voting push-up provision in Article 28, so that Article 28 is only applicable in the event that voting rights of any shares of the Company are adjusted pursuant to Company Bye-Laws 63-67.

Votes For	Votes Against	Votes Abstained

72,908,799	806,863	39,397

(9) Proposals regarding various matters concerning Aspen Underwriting Limited (“AUL”), a wholly owned company organized under the laws of England and Wales

At the 2009 Annual General Meeting, the Shareholders elected two nominees as designated company directors who will serve as AUL directors.

Nominee	Votes For	Votes Against

Karen Green	72,681,713	1,073,346
Christopher O’Brien	72,906,564	848,495

At the 2009 Annual General Meeting, the Shareholders voted to amend AUL’s Articles of Association to modify the voting push-up provision in Article 28, so that Article 28 is only applicable in the event that voting rights of any shares of the Company are adjusted pursuant to Company Bye-Laws 63-67.

Votes For	Votes Against	Votes Abstained

73,692,303	22,546	40,210

(10) Proposals regarding various matters concerning Aspen Managing Agency Limited (“AMAL”), a wholly owned company organized under the laws of England and Wales

At the 2009 Annual General Meeting, the Shareholders elected eight nominees as designated company directors who will serve as AMAL directors.

Nominee	Votes For	Votes Against

Richard Bucknall	73,382,532	372,527
John Hobbs	73,376,322	378,737
James Ingham Clark	73,144,637	610,422
Robert Long	73,144,748	610,311
Christopher O’Brien	73,382,532	372,527
Matthew Yeldham	73,144,748	610,311
Karen Green	73,382,532	372,527
Heidi Hutter	73,382,532	372,527

At the 2009 Annual General Meeting, the Shareholders voted to amend AMAL’s Articles of Association to modify the voting push-up provision in Article 28, so that Article 28 is only applicable in the event that voting rights of any shares of the Company are adjusted pursuant to Company Bye-Laws 63-67.

Votes For	Votes Against	Votes Abstained

72,908,399	806,763	39,897

(11)	Proposals regarding various matters concerning Aspen Insurance Limited (“Aspen Bermuda”), a wholly owned insurance company organized under the laws of Bermuda

At the 2009 Annual General Meeting, the Shareholders elected seven nominees as designated company directors who will serve as Aspen Bermuda directors.

Nominee	Votes For	Votes Against

Christopher O’Kane	73,382,532	372,527
Julian Cusack	73,382,532	372,527
James Few	73,140,038	615,021
Oliver Peterken	73,382,532	372,527
David Skinner	73,139,938	615,121
Karen Green	73,382,532	372,527
Heather Kitson	73,145,969	609,090

At the 2009 Annual General Meeting, the Shareholders voted to appoint KPMG as the auditor of Aspen Bermuda for fiscal year ended December 31, 2009 and to grant authority to the Company’s Board through its Audit Committee to determine their remuneration, subject to KPMG Audit Plc being appointed as the Company’s independent registered public accounting firm.

Votes For	Votes Against	Votes Abstained

73,028,593	711,852	14,614

At the 2009 Annual General Meeting, the Shareholders voted to amend Aspen Bermuda’s Bye-Laws.

Votes For	Votes Against	Votes Abstained

72,909,679	806,808	38,572

At the 2009 Annual General Meeting, the Shareholders voted to amend Aspen Bermuda’s Memorandum of Association.

Votes For	Votes Against	Votes Abstained

73,692,934	23,240	38,885

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description
10.1	Form of 2009 Performance Share Agreement
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: August 4, 2009

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: August 4, 2009

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer