Form 10-Q
period 2009-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2009-11-04
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period Ended September 30, 2009
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

As of October 30, 2009, there were 83,153,623 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $4,619.5 and $4,365.7)	$4,838.2	$4,433.1
Fixed income maturities, trading at fair value (amortized cost — $330.5 and $Nil)	346.1	—
Other investments, equity method	25.9	286.9
Short-term investments, available for sale at fair value (amortized cost — $427.6 and $224.9)	427.6	224.9
Short-term investments, trading at fair value (amortized cost — $4.0 and $Nil)	4.0	—

Total investments	5,641.8	4,944.9
Cash and cash equivalents	948.8	809.1
Reinsurance recoverables
Unpaid losses	333.5	283.3
Ceded unearned premiums	114.9	46.3
Receivables
Underwriting premiums	755.7	677.5
Other	65.5	46.5
Funds withheld	85.2	85.0
Deferred policy acquisition costs	180.1	149.7
Derivatives at fair value	3.6	11.8
Receivable for securities sold	47.3	177.2
Office properties and equipment	27.6	33.8
Other assets	14.8	15.5
Intangible assets	8.2	8.2

Total assets	$8,227.0	$7,288.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	September 30,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,314.0	$3,070.3
Unearned premiums	1,006.3	810.7

Total insurance reserves	4,320.3	3,881.0
Payables
Reinsurance premiums	121.3	103.0
Deferred taxation	89.7	63.6
Current taxation	22.4	9.0
Accrued expenses and other payables	205.6	192.5
Liabilities under derivative contracts	6.0	11.1

Total payables	445.0	379.2
Long-term debt	249.6	249.5

Total liabilities	$5,014.9	$4,509.7

Commitments and contingent liabilities (see Note 11)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 83,094,615 shares of 0.15144558¢ each (2008 — 81,506,503)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2008 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2008 — 8,000,000)	—	—
Additional paid-in capital	1,760.6	1,754.8
Retained earnings	1,176.8	884.7
Accumulated other comprehensive income, net of taxes	274.6	139.5

Total shareholders’ equity	3,212.1	2,779.1

Total liabilities and shareholders’ equity	$8,227.0	$7,288.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
Net earned premiums	$470.9	$434.2	$1,346.8	$1,223.1
Net investment income	58.9	19.3	190.3	128.9
Realized and unrealized investment gains (losses)	14.6	(58.1)	7.2	(56.3)
Change in fair value of derivatives	(2.0)	(0.7)	(5.9)	(5.9)

Total Revenues	542.4	394.7	1,538.4	1,289.8

Expenses
Losses and loss adjustment expenses	235.1	413.4	720.6	808.9
Policy acquisition expenses	79.6	70.4	239.0	211.8
Operating and administrative expenses	63.7	51.6	172.1	159.5
Interest on long-term debt	3.9	3.8	11.8	11.7
Net foreign exchange (gains) losses	(7.9)	2.7	(8.7)	3.4
Other income	(3.1)	(1.3)	(5.0)	(4.3)

Total Expenses	371.3	540.6	1,129.8	1,191.0

Income (loss) from operations before income tax	171.1	(145.9)	408.6	98.8
Income tax (expense) recovery	(25.3)	19.8	(61.0)	(16.8)

Net Income (Loss)	$145.8	$(126.1)	$347.6	$82.0

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	83,056,587	81,375,969	82,519,807	83,458,963
Diluted	85,993,289	81,375,969	84,952,620	86,113,072
Basic earnings per ordinary share adjusted for preference share dividend	$1.69	$(1.63)	$4.37	$0.73

Diluted earnings per ordinary share adjusted for preference share dividend	$1.63	$(1.63)	$4.25	$0.71

The basic and diluted number of ordinary shares for the three months ended September 30, 2008 are the same, as the inclusion of dilutive securities would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2009	2008

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,754.8	1,846.1
New shares issued	25.1	—
Ordinary shares repurchased and cancelled	—	(100.2)
Preference shares repurchased and cancelled	(34.1)	—
Share-based compensation	14.8	8.2

End of period	1,760.6	1,754.1

Retained earnings
Beginning of period	884.7	858.8
Net income for the period	347.6	82.0
Dividends on ordinary and preference shares	(55.5)	(58.7)

End of period	1,176.8	882.1

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	87.6	80.2
Change for the period	5.7	(15.0)

End of period	93.3	65.2

Loss on derivatives
Beginning of period	(1.4)	(1.6)
Reclassification to interest payable	0.1	0.1

End of period	(1.3)	(1.5)

Unrealized appreciation/(depreciation) on investments
Beginning of period	53.3	34.0
Change for the period	129.3	(96.4)

End of period	182.6	(62.4)

Total accumulated other comprehensive income	274.6	1.3

Total Shareholders’ equity	$3,212.1	$2,637.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$145.8	$(126.1)	$347.6	$82.0

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized losses (gains) on investments included in net income	4.6	1.1	15.0	(2.7)
Change in net unrealized gains and losses on investments	86.1	(43.8)	114.3	(93.7)
Amortization of loss on derivative contract	—	—	0.1	0.1
Change in foreign currency translation adjustment	14.8	(29.2)	5.7	(15.0)

Other comprehensive (loss) income	105.5	(71.9)	135.1	(111.3)

Comprehensive (loss) income	$251.3	$(198.0)	$482.7	$(29.3)

See accompanying notes to unaudited condensed consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2009	2008

Cash flows provided by operating activities:
Net income	$347.6	$82.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7.2	10.3
Share-based compensation expense	14.8	8.2
Net realized and unrealized (gains) losses	(7.2)	56.3
Net realized (gains) losses included in net investment income	(20.2)	48.3
Loss on derivative contracts	0.1	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	154.5	219.2
Unearned premiums	195.6	183.2
Reinsurance recoverables:
Unpaid losses	(50.6)	63.2
Ceded unearned premiums	(68.6)	(0.5)
Accrued investment income and other receivables	(19.0)	(42.8)
Deferred policy acquisition costs	(30.4)	(32.8)
Reinsurance premiums payables	15.8	16.8
Premiums receivable	(106.7)	(143.9)
Funds withheld	(0.2)	27.1
Deferred taxes	26.1	(24.1)
Income tax payable	13.4	(60.5)
Accrued expenses and other payables	13.1	36.1
Fair value of derivatives and settlement of liabilities under derivatives	3.1	4.1
Other assets	0.7	(6.0)

Net cash provided by operating activities	$489.1	$444.3

See accompanying notes to unaudited condensed consolidated financial statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2009	2008

Cash flows used in investing activities:
Purchases of fixed maturities	$(2,064.7)	$(1,911.3)
Proceeds (purchases) of other investments	412.2	—
Proceeds from sales and maturities of fixed maturities	1,536.6	1,642.6
Net (purchases)/sales of short-term investments	(217.0)	70.1
Purchase of equipment	(3.7)	(11.1)

Net cash used in investing activities	(336.6)	(209.7)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	25.1	—
Ordinary shares repurchased	—	(100.2)
Costs from the redemption of preference shares	(34.1)	—
Dividends paid on ordinary shares	(37.2)	(37.9)
Dividends paid on preference shares	(18.3)	(20.8)

Net cash used in financing activities	(64.5)	(158.9)

Effect of exchange rate movements on cash and cash equivalents	51.7	14.5

Increase/(decrease) in cash and cash equivalents	139.7	90.2
Cash and cash equivalents at beginning of period	809.1	651.4

Cash and cash equivalents at end of period	$948.8	$741.6

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	35.8	78.9
Cash paid during the period for interest	15.0	15.0

See accompanying notes to unaudited condensed consolidated financial statements

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, the value of investments, reinsurance recoverables and the fair value of derivatives. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.

New Accounting Pronouncements Adopted in 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“the Codification”). The Codification establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles to be applied in preparation of financial statements in accordance with GAAP. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the consolidated results of operations, financial condition or cash flows for the nine months ended September 30, 2009.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance which is now part of ASC 855 Subsequent Events, requires disclosures of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Additionally, the guidance replaces Type 1 and Type 2 subsequent events with recognized and non-recognized subsequent events. The guidance requires prospective application and is effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance requires additional disclosures and has not had an impact on the consolidated results of operations, financial condition or cash flows for the nine months ended September 30, 2009.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825 Financial Instruments, requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, the new guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. It does not change the accounting treatment for these financial instruments. The provisions of the new guidance have not had an impact on the consolidated financial statements for the three or nine months ended September 30, 2009.

In April 2009, the FASB issued new guidance for determining when a market is not orderly and for estimating fair market value when the volume or level of activity for the asset or liability has significantly decreased. The new guidance, which is now part of ASC 820 Fair Value Measurements and Disclosures, was effective for interim periods ending after June 15, 2009. The adoption of the new guidance has not had an impact on the consolidated financial statements for the three or nine months ended September 30, 2009.

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320 Investments — Debt and Equity Securities, debt securities where the amortized cost is greater than the fair market value shall be assessed to determine if the impairment is other-than-temporary. If a company intends to sell a security (that is, it has decided to sell the security) or it is more likely than not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more likely than not that it will be required to sell the security prior to recovery, the amount of other-than-temporary impairment related to credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income. The adoption of the new guidance has not had a material impact on the consolidated financial statements for the three or nine months ended September 30, 2009.

In May 2008, the FASB issued new guidance for the accounting for financial guarantee insurance contracts. Under the new guidance, which is now part of ASC 944 Financial Services — Insurance, an insurance enterprise is required to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies recognition and measurement for premium revenue and claim liabilities. It is effective for fiscal years beginning after December 15, 2008, and all interim periods within the fiscal year except for some disclosures about the insurance enterprise’s risk management activities. The adoption of the new guidance has not had an impact on the consolidated financial statements for the three or nine months ended September 30, 2009.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815 Derivatives and Hedging Activities, changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the disclosures required by the new guidance in the first quarter of 2009. The provisions of the new guidance only required additional disclosure which did not have an impact on the consolidated results of operations, financial condition or cash flows.

Accounting standards not yet adopted

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820 Fair Value Measurements and Disclosures, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure the fair value using one or more of the following techniques: the quoted price of the identical liability when traded as an asset and the quoted prices for similar liabilities, or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of ASC 820. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance which was issued as Statement No. 167, “Amendments to FASB Interpretation No. 46R” has not yet been adopted into the Codification. The revised guidance replaces the quantitative approach previously required for determining the primary beneficiary of a variable interest entity with an approach focused on the power to direct activities that significantly impact an entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. It also requires ongoing assessment of whether an enterprise is a variable interest entity. The statement is effective for each annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact, if any, that the provisions of the revised guidance will have on its consolidated financial statements.

In June 2009, the FASB issued new guidance on the accounting for the transfer of financial assets. The new guidance, which was issued as Statement No. 166, “Accounting For Transfers of Financial Assets – an amendment of FASB Statement No. 140” has not yet been adopted into the Codification. The new guidance eliminates the concept of a qualifying special purpose entity and therefore any qualifying special purpose entities in existence before the effective date will need to be evaluated for consolidation. The criteria for reporting a transfer of financial assets has also changed. The guidance is effective on a prospective basis on January 1, 2010 and interim and annual periods thereafter. The Company does not expect that the provisions of the new guidance will have an impact on the Company’s consolidated financial statements.

3.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$145.8	$(126.1)	$347.6	$82.0
Preference dividends	(5.6)	(6.9)	(18.3)	(20.8)
Preference stock repurchase gain	—	—	31.5	—

Net income available to ordinary shareholders	140.2	(133.0)	360.8	61.2

Diluted
Net income available to ordinary shareholders	140.2	(133.0)	360.8	61.2

Ordinary shares
Basic
Weighted average ordinary shares	83,056,587	81,375,969	82,519,807	83,458,963

Diluted
Weighted average ordinary shares	83,056,587	81,375,969	82,519,807	83,458,963

Weighted average effect of dilutive securities	2,936,702	—	2,432,813	2,654,109

Total	85,993,289	81,375,969	84,952,620	86,113,072

Earnings per ordinary share
Basic	$1.69	$(1.63)	$4.37	$0.73

Diluted	$1.63	$(1.63)	$4.25	$0.71

The basic and diluted number of shares for the three months ended September 30, 2008 is the same as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

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

Dividends.  On October 28, 2009, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	November 25, 2009	November 11, 2009
5.625% preference shares	$0.703125	January 1, 2010	December 15, 2009
7.401% preference shares	$0.462563	January 1, 2010	December 15, 2009

4.	Segment Reporting

The Company has four reportable business segments: property reinsurance; casualty reinsurance; international insurance; and U.S. insurance. The Company has considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of the Company’s operating segments and quantitative thresholds to determine the Company’s reportable segments.

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

International Insurance.  Our international insurance segment consists of the following principal lines of business: U.K. commercial property and construction, U.K. commercial liability, excess casualty (which now includes non-marine and transportation liability), professional liability, marine hull, energy property damage, marine, energy and construction liability, aviation, financial institutions, management and technology liability, specie, financial and political risk insurance and specialty reinsurance written principally by Aspen U.K. and our Lloyd’s operations, Syndicate 4711. Specialty reinsurance consists of marine and aviation reinsurance as well as terrorism, nuclear, personal accident, crop and satellite. Our international insurance lines are written on a primary and excess of loss basis and our specialty reinsurance is written on both a treaty pro rata and excess of loss basis.

U.S. Insurance.  Our U.S. insurance segment consists principally of property and casualty insurance written on an excess and surplus lines basis. We also write property insurance that provides lead underwriting support to a select group of U.S. program managers. This is referred to as our risk solutions business.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$171.2	$96.5	$183.9	$38.7	$—	$490.3
Net written premiums	163.4	98.7	170.9	29.1	—	462.1
Gross earned premiums	155.4	113.4	214.3	39.1	—	522.2
Net earned premiums	140.9	115.2	187.8	27.0	—	470.9
Losses and loss expenses	36.5	72.6	113.2	12.8	—	235.1
Policy acquisition expenses	24.4	19.2	31.0	5.0	—	79.6
Operating and administrative expenses	21.0	9.9	24.5	8.3	—	63.7

Underwriting profit	59.0	13.5	19.1	0.9	—	92.5

Net investment income	—	—	—	—	58.9	58.9
Realized investment gains	—	—	—	—	14.6	14.6

Segment profit	$59.0	$13.5	$19.1	$0.9	$73.5	$166.0

Change in fair value of derivatives						(2.0)
Interest on long term debt						(3.9)
Net foreign exchange gains (losses)						7.9
Other income						3.1

Net income before tax						$171.1

Net reserves for loss and loss adjustment expenses	$375.2	$1,467.6	$976.0	$161.7		$2,980.5

Ratios
Loss ratio	25.9%	63.0%	60.3%	47.4%		49.9%
Policy acquisition expense ratio	17.3%	16.7%	16.5%	18.5%		16.9%
Operating and administrative expense ratio	14.9%	8.6%	13.0%	30.7%		13.5%
Expense ratio	32.2%	25.3%	29.5%	49.2%		30.4%

Combined ratio	58.1%	88.3%	89.8%	96.6%		80.3%

	Three Months Ended September 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$152.8	$79.7	$180.8	$28.0	$—	$441.3
Net written premiums	140.2	79.8	162.2	21.6	—	403.8
Gross earned premiums	152.3	113.7	185.4	31.5	—	482.9
Net premiums earned	138.8	112.9	158.6	23.9	—	434.2
Losses and loss expenses	164.6	75.9	141.8	31.1	—	413.4
Policy acquisition expenses	23.4	16.6	26.5	3.9	—	70.4
Operating and administrative expenses	14.7	9.6	21.1	6.2	—	51.6

Underwriting profit/(loss)	(63.9)	10.8	(30.8)	(17.3)	—	(101.2)

Net investment income	—	—	—	—	19.3	19.3
Realized investment losses	—	—	—	—	(58.1)	(58.1)

Segment profit/(loss)	$(63.9)	$10.8	$(30.8)	$(17.3)	$(38.8)	$(140.0)

Change in fair value of derivatives						(0.7)
Interest on long term debt						(3.8)
Net foreign exchange gains (losses)						(2.7)
Other income						1.3

Net income before tax						$(145.9)

Net reserves for loss and loss adjustment expenses	$495.6	$1,324.7	$886.3	$133.8		$2,840.4

Ratios
Loss ratio	118.6%	67.2%	89.4%	130.1%		95.2%
Policy acquisition expense ratio	16.8%	14.7%	16.7%	16.3%		16.2%
Operating and administrative expense ratio	10.6%	8.5%	13.3%	25.7%		11.9%
Expense ratio	27.4%	23.2%	30.0%	42.0%		28.1%

Combined ratio	146.0%	90.4%	119.4%	172.1%		123.3%

The following table provides a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$571.7	$342.3	$617.3	$130.1	$—	$1,661.4
Net written premiums	523.9	343.5	495.8	90.2	—	1,453.4
Gross earned premiums	451.5	324.7	622.4	108.1	—	1,506.7
Net earned premiums	412.0	325.9	533.0	75.9	—	1,346.8
Losses and loss expenses	97.3	213.8	357.4	52.1	—	720.6
Policy acquisition expenses	77.1	61.1	88.9	11.9	—	239.0
Operating and administrative expenses	51.3	30.0	65.9	24.9	—	172.1

Underwriting profit/(loss)	186.3	21.0	20.8	(13.0)	—	215.1

Net investment income	—	—	—	—	190.3	190.3
Realized investment gains	—	—	—	—	7.2	7.2

Segment profit/(loss)	$186.3	$21.0	$20.8	$(13.0)	$197.5	$412.6

Change in fair value of derivatives						(5.9)
Interest on long term debt						(11.8)
Net foreign exchange gains						8.7
Other income						5.0

Net income before tax						$408.6

Net reserves for loss and loss adjustment expenses	$375.2	$1,467.6	$976.0	$161.7		$2,980.5

Ratios
Loss ratio	23.6%	65.6%	67.1%	68.6%		53.5%
Policy acquisition expense ratio	18.7%	18.7%	16.7%	15.7%		17.7%
Operating and administrative expense ratio	12.5%	9.2%	12.4%	32.8%		12.8%
Expense ratio	31.2%	27.9%	29.1%	48.5%		30.5%

Combined ratio	54.8%	93.5%	96.2%	117.1%		84.0%

	Nine Months Ended September 30, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investments	Total
	($ in millions, except percentages)

Gross written premiums	$507.5	$318.6	$639.0	$101.2	$—	$1,566.3
Net written premiums	481.1	314.3	555.8	78.2	—	1,429.4
Gross earned premiums	437.1	297.1	529.3	87.1	—	1,350.6
Net earned premiums	389.4	293.4	471.7	68.6	—	1,223.1
Losses and loss expenses	240.9	191.7	323.1	53.2	—	808.9
Policy acquisition expenses	72.9	46.0	80.5	12.4	—	211.8
Operating and administrative expenses	49.7	32.8	58.2	18.8	—	159.5

Underwriting profit/(loss)	25.9	22.9	9.9	(15.8)	—	42.9

Net investment income	—	—	—	—	128.9	128.9
Realized investment losses	—	—	—	—	(56.3)	(56.3)

Segment profit/(loss)	$25.9	$22.9	$9.9	$(15.8)	$72.6	$115.5

Change in fair value of derivatives						(5.9)
Interest on long term debt						(11.7)
Net foreign exchange gains (losses)						(3.4)
Other income						4.3

Net income before tax						$98.8

Net reserves for loss and loss adjustment expenses	$495.6	$1,324.7	$886.3	$133.8		$2,840.4

Ratios
Loss ratio	61.9%	65.3%	68.5%	77.6%		66.1%
Policy acquisition expense ratio	18.7%	15.7%	17.1%	18.1%		17.3%
Operating and administrative expense ratio	12.8%	11.2%	12.3%	27.4%		13.1%
Expense ratio	31.5%	26.9%	29.4%	45.5%		30.4%

Combined ratio	93.4%	92.2%	97.9%	123.1%		96.5%

5.	Investments

Fixed Maturities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at September 30, 2009
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$585.3	$26.5	$(0.6)	$611.2
U.S. Agency Securities	387.3	27.1	(0.4)	414.0
Municipal Securities	20.0	1.0	—	21.0
Corporate Securities	1,911.7	95.4	(1.0)	2,006.1
Foreign Government Securities	423.0	16.8	(0.2)	439.6
Asset-backed Securities	139.7	5.8	(0.2)	145.3
Non-agency Residential Mortgage-backed Securities	41.2	8.0	(0.7)	48.5
Non-agency Commercial Mortgage-backed Securities	191.2	3.2	(4.8)	189.6
Agency Mortgage-backed Securities	920.1	42.9	(0.1)	962.9

Total fixed income	$4,619.5	$226.7	$(8.0)	4,838.2

	As at December 31, 2008
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Municipal Securities	7.7	0.3	—	8.0
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government Securities	363.6	20.9	—	384.5
Asset-backed Securities	218.1	—	(12.6)	205.5
Non-agency Residential Mortgage-backed Securities	80.0	0.4	(24.1)	56.3
Non-agency Commercial Mortgage-backed Securities	253.9	—	(34.7)	219.2
Agency Mortgage-backed Securities	1,058.5	33.2	(0.4)	1,091.3

Total fixed income	$4,365.7	$170.4	$(103.0)	4,433.1

The following table provides the contractual maturity distribution of our available for sale fixed income investments as of September 30, 2009. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized	Fair
	Cost	Value
	($ in millions)

Due one year or less	$300.3	$305.2
Due after one year through five years	1,833.4	1,921.1
Due after five years through ten years	1,065.8	1,126.0
Due after ten years	127.8	139.6

Subtotal	3,327.3	3,491.9
Non-agency Residential Mortgage-backed Securities	41.2	48.5
Non-agency Commercial Mortgage-backed Securities	191.2	189.6
Agency Mortgage-backed Securities	920.1	962.9
Other asset-backed securities	139.7	145.3

Total	$4,619.5	$4,838.2

Net Investment Gains (Losses).  The following table sets forth net investment gains (losses) for the periods indicated:

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2009	2008	2009	2008
	($ in millions)

Available-for-sale securities:
Realized gains on sale	$6.7	$4.0	$20.2	$8.3
Realized losses on sale	(0.3)	(6.3)	(10.0)	(8.8)
Impairments:
Total other-than-temporary impairments	(1.8)	(55.8)	(19.9)	(55.8)
Trading securities:
Realized gains on sale	1.3	—	1.3	—
Unrealized gains on sale	9.0	—	16.1	—
Unrealized losses on sale	(0.3)	—	(0.5)	—

Net investment gains (losses)	$14.6	$(58.1)	$7.2	$(56.3)

Proceeds from sales and maturities of fixed maturity investments during the three months ended September 30, 2009 and 2008 were $563.8 million and $692.3 million, respectively. Proceeds from securities sold during the nine months ended September 30, 2009 and 2008 were $1,536.6 million and $1,642.6 million, respectively.

Fixed Maturities — Trading.  The following table presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at September 30, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$3.0	$0.1	$—	$3.1
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.7	0.1	—	1.8
Corporate Securities	315.0	15.7	(0.5)	330.2
Foreign Government Securities	10.4	0.2	—	10.6

Total fixed income	$330.5	$16.1	$(0.5)	$346.1

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Gross unrealized loss.  The following tables summarize as at September 30, 2009 and December 31, 2008, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at September 30, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$36.2	$(0.6)	$2.0	$—	$38.2	$(0.6)
U.S. Agency Securities	15.1	(0.4)	—	—	15.1	(0.4)
Foreign Government Securities	26.4	(0.2)	—	—	26.4	(0.2)
Corporate Securities	19.9	(0.3)	53.3	(0.7)	73.2	(1.0)
Asset-backed Securities	0.5	—	8.0	(0.2)	8.5	(0.2)
Non-agency Residential Mortgage-backed Securities	2.9	(0.7)	8.0	—	10.9	(0.7)
Non-agency Commercial Mortgage-backed Securities	10.7	(1.2)	51.6	(3.6)	62.3	(4.8)
Agency Mortgage-backed Securities	14.9	(0.1)	1.5	—	16.4	(0.1)

Total	$126.6	$(3.5)	$124.4	$(4.5)	$251.0	$(8.0)

	As at December 31, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$7.4	$(0.4)	$1.0	$(0.1)	$8.4	$(0.5)
U.S. Agency Securities	11.4	(0.2)	—	—	11.4	(0.2)
Corporate Securities	326.8	(19.0)	192.0	(11.5)	518.8	(30.5)
Asset-backed Securities	190.4	(11.1)	15.0	(1.5)	205.4	(12.6)
Non-agency Residential Mortgage-backed Securities	55.9	(24.0)	0.4	(0.1)	56.3	(24.1)
Non-agency Commercial Mortgage-backed Securities	114.2	(7.2)	105.0	(27.5)	219.2	(34.7)
Agency Mortgage-backed Securities	42.3	(0.4)	—	—	42.3	(0.4)

Total	$748.4	$(62.3)	$313.4	$(40.7)	$1,061.8	$(103.0)

As at September 30, 2009, the Company held 138 fixed maturities (December 31, 2008 — 634 fixed maturities) in an unrealized loss position with a fair value of $251.0 million (December 31, 2008 — $1,061.8 million) and gross unrealized losses of $8.0 million (December 31, 2008 — $103.0 million). The Company believes that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements and has concluded that the period of those investments in an unrealized loss position is temporary.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the three and nine months ended September 30, 2009 of $1.8 million (2008 — $55.8 million) and $19.9 million (2008 — $55.8 million), respectively. We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment is discussed further in Note 2 of the unaudited condensed consolidated financial statements.

Other investments.  Other investments as at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P.	25.0	25.9	—	—

Total other investments	$25.0	$25.9	$311.3	$286.9

Investment funds.  Investment funds represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximated fair value. Realized and unrealized gains of $Nil (2008 — loss of $42.2 million) and $20.2 million (2008 — loss of $48.3 million) were recognized through the statement of operations in the three and nine months ended September 30, 2009, respectively. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds in June 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

The Company’s involvement with the funds ceased at June 30, 2009. The carrying value of the receivables represents the Company’s maximum exposure to loss at the balance sheet date. Of the $16.3 million receivable at September 30, 2009, $4.8 million was received by October 31, 2009 with the remaining balance of $11.5 million to be received subsequent to the completion of the audited financial statements for the fund.

Cartesian Iris 2009A.  On May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance linked securities. In addition to the investment in Cartesian Iris 2009A L.P., Aspen provides certain underwriting and actuarial services in return for a percentage of profits from Iris Re. In the three and nine months ended September 30, 2009, a fee of $0.1 million was payable to Aspen.

The Company accounts for its investment in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including its share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and nine months ended September 30, 2009, the Company’s share of gains and losses increased the value of our investment by $1.2 million (2008-$Nil) and $0.9 million (2008-$Nil), respectively. The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information see Note 12(c).

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

6.	Fair Value Measurements

The Company’s estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

The Company considers prices for actively traded Treasury securities to be derived based on quoted prices in active markets for identical assets, which are Level 1 inputs in the fair value hierarchy. The Company considers prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy.

The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy. There have been no changes in the Company’s use of valuation techniques during the year.

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

The following table presents the table within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at September 30, 2009.

	September 30, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,050.8	$3,773.4	$14.0
Short-term investments available for sale, at fair value	337.2	90.4	—
Fixed income maturities, trading at fair value	10.6	335.5	—
Short-term investments, trading at fair value	—	4.0	—
Derivatives at fair value	—	—	3.6

Total	$1,398.6	$4,203.2	$17.6

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,035.2	$3,395.1	$2.8
Short-term investments available for sale, at fair value	$141.2	$83.7	—
Derivatives at fair value	—	—	11.8

Total	$1,176.4	$3,478.8	$14.6

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value and also securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value consist of the credit insurance contract as described in Note 8.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of July 1, 2009	$18.3	$5.4	$23.7
Securities transferred in/(out) of Level 3	—	—	—
Total unrealized gains or (losses):
Included in earnings	—	(1.8)	(1.8)
Included in comprehensive income	1.5	—	1.5
Sales	(5.8)	—	(5.8)

Level 3 assets as of September 30, 2009	$14.0	$3.6	$17.6

	Nine Months Ended September 30, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(5.5)	(5.5)
Included in comprehensive income	3.0	—	3.0
Settlements	—	(2.7)	(2.7)
Sales	(5.8)	—	(5.8)

Level 3 assets as of September 30, 2009	$14.0	$3.6	$17.6

The following table presents the Company’s liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at September 30, 2009.

	September 30, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$6.0

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$11.1

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	($ in millions)	($ in millions)

Beginning Balance	$7.7	$11.1
Settlements	(1.7)	(5.1)

Ending Balance	$6.0	$6.0

7.	Reinsurance

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

Ajax Re.  On April 25, 2007, we entered into a reinsurance agreement that provided us with coverage incepting on August 18, 2007. Under the reinsurance agreement, Ajax Re Limited (“Ajax Re”) provided us with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009. The reinsurance agreement was fully collateralized by proceeds received by Ajax Re from the issuance of catastrophe bonds. The amount of the recovery was limited to the lesser of our losses and the proportional amount of $100 million based on the Property Claims Services (“PCS”) reported losses and the attachment level of $23.1 billion and the exhaustion level of $25.9 billion. For further information, see Note 12(c). At the balance sheet date and at expiry of the contract on May 1, 2009, no recovery was due from Ajax Re.

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

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. Nevertheless, Aspen remained within its risk tolerances during the period of cover without benefit of this reinsurance.

8.	Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2009:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Notional	Balance Sheet		Balance Sheet
Hedging Instruments Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$3.6	Liabilities under derivatives	$6.0

As at December 31, 2008:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as	Notional	Balance Sheet		Balance Sheet
Hedging Instruments Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$9.1	Liabilities under derivatives	$11.1
Foreign Exchange Contract	$18.8	Derivatives at fair value	$2.7

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2009 and 2008:

		Amount of
		Gain/(Loss)
		Recognized in
		Income
		Nine Months Ended
Derivatives Not Designated as		September 30,	September 30,
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	2009	2008
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(5.9)	$(5.9)
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$1.8	$(3.8)

		Amount of
		Gain/(Loss)
		Recognized in
		Income
		Three Months Ended
Derivatives Not Designated as		September 30,	September 30,
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	2009	2008
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(2.0)	$(2.1)
Foreign Exchange Contract	Change in Fair Value of Derivatives	$—	$1.4
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$—	$(3.8)

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considers the contract to be a derivative instrument because the final settlement is expected to take place two years after expiry of cover and include an amount attributable to outstanding and IBNR claims which may not at that point in time be due and payable to the Company.

As a result of the application of derivative accounting guidance, the contract is treated as an asset or a liability and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations.

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

Foreign exchange contract.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations.

9.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	September 30, 2009	December 31, 2008
	($ in millions)

Provision for losses and LAE at start of year	$3,070.3	$2,946.0
Less reinsurance recoverable	(283.3)	(304.7)

Net loss and LAE at start of year	2,787.0	2,641.3

Net loss and LAE expenses disposed of	(10.0)	(15.4)

Provision for losses and LAE for claims incurred:
Current year	791.6	1,203.0
Prior years	(71.0)	(83.5)

Total incurred	720.6	1,119.5

Losses and LAE payments for claims incurred:
Current year	(122.8)	(205.2)
Prior years	(497.7)	(534.2)

Total paid	(620.5)	(739.4)

Foreign exchange losses (gains)	103.4	(219.0)

Net losses and LAE reserves at period end	2,980.5	2,787.0
Plus reinsurance recoverable on unpaid losses at period end	333.5	283.3

Loss and LAE reserves at September 30, 2009 and December 31, 2008	$3,314.0	$3,070.3

For the nine months ended September 30, 2009, there were reserve releases of $71.0 million compared to $95.6 million for the nine months ended September 30, 2008 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The net loss and loss expenses disposed of represents reductions in reserves for several Lloyd’s syndicates which we originally assumed under reinsurance to close arrangements accounted for by the syndicates prior to 2007.

10.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2009 and December 31, 2008.

	As at September 30, 2009		As at December 31, 2008
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	83,094,615	126	81,506,503	123

Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7

Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	8,000,000	12

Total issued share capital		141		142

Additional paid-in capital ($ in millions)		$1,760.6		$1,754.8

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

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the nine month period ended September 30, 2009.

Number of
Shares

Shares in issue at December 31, 2008	81,506,503
Share transactions in the nine months ended September 30, 2009:
Shares issued to the Names’ trust upon exercise of investor options	1,815
Shares issued to employees under the share incentive plan	366,297
Shares issued through registered public offerings	1,220,000

Shares in issue at September 30, 2009	83,094,615

11.	Share Based Payments

The Company has issued options and other equity incentives under four arrangements: investor options, employee awards, non-employee director awards and the employee share purchase plans. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares. The Company applies a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. Wellington Investment exercised all of its options on March 28, 2007.

During the three and nine months ended September 30, 2009, the Names’ Trustee exercised 627 options and 4,469 options on a cash and cashless basis, respectively (2008 — 2,868 and 17,391, respectively).

Employee and Non-Executive Director awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during 2009. However, 106,166 and 164,625 options were exercised in the three and nine months ended September 30, 2009.

Compensation costs charged against income in respect of employee options for the three and nine months ended September 30, 2009 were $0.5 million and $1.6 million, respectively (2008 — $1.1 million and $3.1 million).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and nine months ended September 30, 2009, the Company granted to employees nil and 42,291 restricted share units, respectively. In the case of non-employee directors (other than the Chairman whose RSU’s vest annually over a three-year period), one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. During the three and nine months ended September 30, 2009, the Company granted to non-employee directors nil and 33,755 restricted share units, respectively.

Compensation costs charged against income in respect of restricted share units for the three and nine months ended September 30, 2009 were $0.7 million and $2.1 million, respectively (2008 — $1.0 million and $2.1 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. For the three and nine months ended September 30, 2009, the Company granted nil and 912,919 performance shares, respectively.

Compensation costs charged against income in the three and nine months ended September 30, 2009 in respect of performance shares were $5.5 million and $11.9 million, respectively (2008 — $0.6 million credit and $3.7 million charge).

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the U.K. Sharesave Plan and the international plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. No shares were issued under the plan during 2008 or 2009.

12.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2009 and December 31, 2008.

	As at September 30,	As at December 31,
	2009	2008
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,409.7	$1,345.6
Assets held in single beneficiary trusts	55.9	54.0
Letters of credit issued under our revolving credit facilities(1)	59.3	84.6
Secured letters of credit(2)	412.3	422.4

Total	$1,937.2	$1,906.6

Total as % of cash and invested assets	29.4%	33.1%

(1)	These letters of credit are not secured by cash or securities, though we have the ability to issue secured letters of credit under the revolving credit facility

(2)	As of September 30, 2009, the Company had funds on deposit of $588.7 million and £21.2 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at September 30, 2009 amount to $212.6 million (December 31, 2008 — $200.3 million).

(b)	Operating leases

Amounts outstanding under operating leases as of September 30, 2009 were:

						Later
	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	2.9	7.7	7.4	6.5	6.4	27.1	58.0

(c)	Variable interest entities

Ajax Re.  As disclosed in Note 7, we entered into a reinsurance agreement with Ajax Re that provided the Company with $100 million of aggregate indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

The Company has determined that Ajax Re had the characteristics of a variable interest entity that are addressed by the guidance included in ASC 810, Consolidation. As a result, Ajax Re was not consolidated because the majority of the expected losses and expected residual returns would not be absorbed by the Company but rather by the bond holders of Ajax Re.

Cartesian Iris 2009A L.P.  As disclosed in Note 5, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance linked securities. In addition to the investment in Cartesian Iris 2009A L.P., Aspen provides certain underwriting and actuarial services in return for a percentage of profits. In the three and nine months ended September 30, 2009, a fee of $0.1 million was payable to Aspen. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

The Company has determined that Cartesian Iris 2009A L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. As a result, Cartesian Iris 2009A L.P. is not consolidated because the majority of the expected losses and expected residual returns will not be absorbed by the Company. The Company has no decision-making power, those powers having been reserved for the general partner.

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

13.	Subsequent Events

The Company has considered subsequent events through November 4, 2009, the date of filing of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2008, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Recent Developments

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries.

Overview

We are a Bermuda holding company. We write insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty (United States). Aspen U.K. also has branches in Paris, France; Zurich, Switzerland; Dublin, Ireland; Singapore; Australia; and Canada. We operate in global markets for property and casualty insurance and reinsurance.

The most significant features of our results for the three and nine months ended September 30, 2009 were:

•	Net income after tax for the three months ended September 30, 2009 of $145.8 million, compared with a net loss after tax of $126.1 million for the third quarter of 2008. For the nine months ended September 30, 2009, net income after tax was $347.6 million compared to $82.0 million for the same period last year.

•	A combined ratio of 80.3% for the three months ended September 30, 2009 versus 123.3% for the three months ended September 30, 2008;

•	Third quarter net investment income of $58.9 million, up 205.2% over the same quarter last year and down 18.4% over the second quarter of 2009;

•	Diluted earnings per ordinary share after preference share dividends of $1.63 for the three months ended September 30, 2009 increased by $3.26 over the comparative period in 2008. Diluted earnings per ordinary share after preference share dividends was $4.25 for the nine months ended September 30, 2009, an increase of 498.6% compared to the same period last year; and

•	Tangible book value per ordinary share at September 30, 2009 was $34.30, an increase of 26.4% compared to $27.14 at September 30, 2008.

Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

Shareholders’ equity and ordinary shares in issue as at September 30, 2009 and September 30, 2008 were:

	As at	As at
	September 30, 2009	September 30, 2008
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,212.1	$2,637.6
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(353.6)	(419.2)

Net tangible assets attributable to ordinary shareholders	$2,850.3	$2,210.2

Ordinary shares	83,094,615	81,450,413
Diluted ordinary shares	86,192,623	84,325,027

The following overview of our results for the three months ended September 30, 2009 and 2008 and of our financial condition at September 30, 2009, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 11.1% to $490.3 million in the third quarter of 2009 when compared to 2008 with the increase attributable mainly to property and casualty reinsurance segments.. The table below shows our gross written premiums for each segment for the three months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each segment.

	For the Three Months		For the Three Months
Business Segment	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property reinsurance	$171.2	12.0%	$152.8
Casualty reinsurance	96.5	21.1	79.7
International insurance	183.9	1.7	180.8
U.S. insurance	38.7	38.2	28.0

Total	$490.3	11.1%	$441.3

Gross written premiums for the quarter have increased to $490.3 million from $441.3 million in the third quarter of 2008 due mainly to increased contributions from our property reinsurance and casualty reinsurance segments. The casualty reinsurance segment has benefited principally from $13.0 million of premium adjustments, particularly in our U.S. treaty business. The property reinsurance segment has benefited from a $27.3 million contribution from the newly established credit, surety and political risk business line compensating for reductions in premiums written in our treaty risk excess business line. Our U.S. insurance segment has also experienced growth in the quarter particularly in the property line due mainly to new business subsequent to the reshaping of the portfolio in 2008 and increased prices for catastrophe-exposed business. Gross written premiums in the international insurance segment have increased marginally by 1.7% to $183.9 million when compared to the third quarter of 2008 due to a $4.7 million contribution from the specie and management and technology liability business lines which commenced underwriting after the third quarter of 2008, compensating for a small net reduction in premiums written in the other business lines.

Reinsurance.  Total reinsurance ceded for the quarter of $28.2 million has decreased by $9.3 million from the third quarter of 2008. Ceded written premiums in the third quarter of 2008 included $7.4 million of reinstatement premiums in relation to Hurricanes Ike and Gustav.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the three months ended September 30, 2009 and 2008 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2009	Ended September 30, 2008

Property reinsurance	25.9%	118.6%
Casualty reinsurance	63.0%	67.2%
International insurance	60.3%	89.4%
U.S. insurance	47.4%	130.1%
Total Loss Ratio	49.9%	95.2%

The loss ratio for the quarter of 49.9% has decreased by 45.3 percentage points compared to the third quarter of 2008 mainly due to the hurricane losses incurred in 2008 with no comparable events in the third quarter of 2009. The property reinsurance loss ratio of 25.9% is 92.7 percentage points below the third quarter of 2008 due mainly to the absence of catastrophes but also due to $19.1 million of prior year reserve releases in the quarter compared to a $3.3 million release in the third quarter of 2008.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and excludes premium adjustments.

				Accident Year Loss
				Ratio Excluding
	Total Loss	Prior Year	Hurricane Claims	Prior Year
For the Three Months Ended September 30, 2009	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	25.9%	12.0%	—	37.9%
Casualty reinsurance	63.0%	8.3%	—	71.3%
International insurance	60.3%	8.9%	—	69.2%
U.S. insurance	47.4%	1.6%	—	49.0%
Total	49.9%	9.0%	—	58.9%

				Loss
				Ratio Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the Three Months Ended September 30, 2008	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	118.6%	2.4%	(94.5)%	26.5%
Casualty reinsurance	67.2%	8.6%	—	75.8%
International insurance	89.4%	1.2%	(25.1)%	65.5%
U.S. insurance	130.1%	2.9%	(62.8)%	70.2%
Total	95.2%	3.6%	(42.8)%	56.0%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended September 30, 2009 and 2008, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended September 30, 2009	Ended September 30, 2008

Reserve releases ($ in millions)	$44.2	$15.6
% of net premiums earned	9.4%	3.6%

Reserve releases in the quarter increased by $28.6 million from the third quarter in 2008 due mainly to an increase in releases in the property reinsurance and the international insurance segments. Property reinsurance reserve releases increased by $15.8 million to $19.1 million due to better than expected development on outstanding claims particularly in our risk excess and property pro-rata lines of business. Our international insurance segment has also seen net reserve releases of $16.4 million as a result of favorable loss experience across most lines of business. These have been partially offset by reductions in reserve releases of $0.2 million in the casualty reinsurance segment and reserve strengthening in the U.S. insurance segment. The U.S. insurance segment strengthened prior year reserves by $0.8 million due to adverse experience from the casualty insurance business line compared to reserve releases of $0.7 million in the third quarter of 2008. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2009 and 2008:

	For the Three Months	For the Three Months
	Ended September 30, 2009	Ended September 30, 2008

Policy acquisition expenses	16.9%	16.2%
Operating and administrative expenses	13.5%	11.9%

Expense ratio	30.4%	28.1%

The policy acquisition expense ratio of 16.9% for the quarter has increased marginally from 16.2% in the third quarter of 2008, due mainly to an adjustment in acquisition expenses in casualty reinsurance and a change in the mix of business for U.S. insurance which has seen an increase in the proportion of property insurance business written that has higher average commission rates than casualty business.

The increase in the operating and administrative expense ratio to 13.5% from 11.9% in the third quarter of 2008 was driven predominantly by performance-related remuneration linked to our improved performance during the period.

Net investment income.  In the third quarter of 2009, we generated net investment income of $58.9 million (2008 — $19.3 million). The increase in net investment income was due primarily to the comparative quarter in 2008 experiencing a loss of $42.2 million from our investment in funds of hedge funds. Investment income from fixed maturities decreased by $2.6 million compared to September 30, 2008 as a result of lower bond yields.

Change in fair value of derivatives.  In the three months ended September 30, 2009, we recorded a reduction of $2.0 million (2008 — $2.1 million reduction in the credit insurance contract less an adjustment of $1.4 million in changes in foreign exchange) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.2 million (2008 — $0.2 million). Further information on these contracts can be found in Note 8 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended September 30, 2009 included $7.9 million of foreign currency exchange gains (2008 — $2.7 million loss) and $14.6 million of realized and unrealized investment gains (2008 — $58.1 million loss). Realized and unrealized gains included $8.7 million (2008 — $Nil) of unrealized gains and $1.3 million (2008 — $Nil) of net realized gains from our fixed income maturities trading portfolio for the three months ended September 30, 2009. The realized investment gains in 2009 include a charge of $1.8 million for investments we believe to be other-than-temporarily impaired (2008 — $55.8 million).

Other-than-temporary impairments.  We review all of our investments in fixed maturities designated as available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment losses of $1.8 million for the quarter are credit-related and therefore are included in the income statement. The other-than-temporary impairment charge of $55.8 million in the third quarter of 2008 was attributable mainly to the write-down of Lehman Brothers bonds subsequent to that company’s collapse in September 2008.

Taxes.  The estimated effective rate of tax for the quarter is 14.8% (2008 — 13.6% credit). This is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda where the rate of tax on corporate profits is zero while the U.K. corporate tax rate is 28%.

Dividends.  The dividend has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended September 30, 2009 were $5.6 million (2008 — $6.9 million). The reduction between the two periods is due to the repurchase and cancellation on March 31, 2009 of 2,672,500 of our 7.401% $25 liquidation preference shares.

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $239.6 million to $3,212.1 million for the three months ended September 30, 2009. The most significant movements were:

•	net retained income after tax for the period of $127.6 million; and

•	unrealized appreciation on investments, net of taxes of $90.7 million.

As at September 30, 2009, total ordinary shareholders’ equity was $2,858.5 million compared to $2,359.9 million at December 31, 2008. The remainder of our total shareholders’ equity, as at September 30, 2009, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2008 — $419.2 million).

The amounts outstanding under our senior notes, less amortization of expenses, of $249.6 million (December 31, 2008 — $249.5 million) were the only material debt that we had outstanding as of September 30, 2009 and December 31, 2008.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2009, this ratio was 7.2% (December 31, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.4% as of September 30, 2009 (December 31, 2008 — 22.1%).

Capital Management.  On March 31, 2009, we repurchased and cancelled 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE: AHL-PA) at a price of $12.50 per share. The purchase resulted in a gain attributable to ordinary shareholders of $31.5 million for the first quarter of 2009, which was not recognized in the income statement but was included in the calculation of earnings per share.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at September 30, 2009, Aspen Holdings held $8.9 million (2008 — $25.0 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At September 30, 2009, our subsidiaries held $939.9 million (2008 — $716.6 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2009 and for the foreseeable future.

As of September 30, 2009, we had in issue $441.3 million and £18.8 million in letters of credit to cedants, for which the Company had funds on deposit of $588.7 million and £21.2 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Property Reinsurance.  Within our property reinsurance segment, we had commented last quarter on the highly satisfactory pricing environment for U.S. catastrophe with pricing on average up 17% at the half year stage and the favorable impact this had on written premium. The proportional treaty and risk excess business lines have also performed well given challenging conditions where rates have increased between 3% and 5%.

Casualty Reinsurance.  The pricing conditions in the casualty reinsurance segment continue to be mixed with some rate increases in international business, with the U.S. closer to flat. Whereas in 2008 rate decreases were common, they are now less frequent with most business renewing on an “as before basis”. The international casualty line which represents approximately 30% of this segment is showing more positive trends. Specifically, we are experiencing more positive movement in professional lines and disciplined general liability pricing. We continue to believe that U.S. casualty rates across the market as a whole are inadequate and that pricing improvement is needed.

International Insurance.  In our international insurance segment as a whole, average rate increases are still in the double digits, although we continue to see significant variation by line of business. In energy and marine hull accounts, there has been some moderation from the high increases seen in previous quarters this year but average rates rises in these lines were 10% and 9%, respectively in the quarter. Significant price increases are also being achieved in the financial institutions account, particularly on larger clients. In aviation, the important October renewal season has completed and our current pricing confidence is well supported. For the quarter, we experienced average rate increases of 19% with increments of approximately 25% in airline business on average. Elsewhere in the segment, U.K. property rates are broadly flat within a range of +5% and −5%. Employers’ liability and public liability renewals in the U.K. are also tending to renew at close to expiring prices. In our U.K. professional liability line, conditions are still challenging but the rating trend is still upwards and we have achieved average rate increases in this line of 5% year-to-date.

U.S. Insurance.  In our U.S. insurance segment, the rating environment is unchanged from the second quarter. We continue to see some evidence of better pricing in catastrophe-exposed property risks but this is not the case in other property lines or casualty lines.

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2009 and 2008 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Third quarter” below.

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

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments. Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the three months ended September 30, 2009 and 2008.

The contributions of each segment to gross written premiums in the three months ended September 30, 2009 and 2008 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2009	Ended September 30, 2008
	% of total gross written premiums

Property reinsurance	34.9%	34.6%
Casualty reinsurance	19.7%	18.1%
International insurance	37.5%	41.0%
U.S. insurance	7.9%	6.3%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2009	Ended September 30, 2008
	($ in millions)

Property reinsurance	$171.2	$152.8
Casualty reinsurance	96.5	79.7
International insurance	183.9	180.8
U.S. insurance	38.7	28.0

Total	$490.3	$441.3

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

Gross written premiums.  Gross written premiums in our property reinsurance segment increased by 12.0% compared to the three months ended September 30, 2008. This increase is attributed mainly to new premiums from the credit and surety line of business which began writing business in 2009 in addition to our geographic expansion into Singapore where we write property treaty and facultative business. The reduction in written premiums by our risk excess business line is due to a large contract which had previously been written on a combined risk excess and pro-rata basis which renewed on a pro-rata basis only.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Treaty catastrophe	$69.7	7.2	$65.0
Treaty risk excess	24.8	(31.7)	36.3
Treaty pro rata	36.6	0.3	36.5
Property facultative	12.8	(14.7)	15.0
Credit, surety and political risk reinsurance	27.3	Nm *	—

Total	$171.2	12.0%	$152.8

*	Not meaningful — This line of business was not operational at September 30, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the three months ended September 30, 2009 was 25.9% compared to 118.6% in 2008. An absence of significant catastrophe-related losses in the quarter compared to losses from Hurricanes Ike and Gustav in the third quarter of 2008 is the main driver for the reduction in the net loss ratio. Reserve releases in the quarter were $19.1 million, up from $3.3 million in the third quarter of 2008 with the increase driven by better than expected development on outstanding claims, particularly in our risk excess and property pro-rata lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $45.4 million equivalent to 32.2% of net premiums earned for the three months ended September 30, 2009 compared with $38.1 million or 27.4% of net premiums earned for the three months ended September 30, 2008. The increase in the expense ratio is driven by the higher operating and administrative expense ratio which increased to 14.9% from 10.6% in the third quarter of 2008. The increase in operating and administrative expenses of $6.3 million from the third quarter of 2008 is attributable mainly to an increase in performance-related expenses.

Casualty Reinsurance

Our casualty reinsurance segment is written mainly on a pro rata and treaty basis with a small proportion of facultative risks. Casualty treaty reinsurance is primarily written on an excess of loss basis and includes coverage for claims arising from automobile accidents, employers’ liability, professional indemnity and other third party liabilities. It is written in respect of cedants located mainly in the United States, the United Kingdom, Europe and Australia. We also write some structured reinsurance contracts out of Aspen Bermuda.

Gross written premiums.  Gross written premium increased by 21.1% to $96.5 million due mainly to additional premiums of $13.0 million for the 2006 and 2007 years in our U.S. casualty treaty line. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. treaty	$74.8	24.5%	$60.1
International treaty	16.3	6.5	15.3
Casualty facultative	5.4	25.6	4.3

Total	$96.5	21.1%	$79.7

Losses and loss adjustment expenses.  Losses and loss adjustment expenses for the third quarter of 2009 decreased by $3.3 million when compared to the third quarter of 2008. The decrease is attributable mainly to the third quarter of 2008 including a $10 million increase in loss provisions for potential exposure associated with the global financial crisis. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $29.1 million for the three months ended September 30, 2009 equivalent to 25.3% of net premiums earned (2008 — 23.2%). Policy acquisition expenses have increased by $2.6 million in the third quarter of 2009 compared to the same period in 2008, as the comparative period included an adjustment to brokerage in the international treaty business line. Operating and administrative expenses of $9.9 million are broadly in line with the same period in 2008.

International Insurance

Our international insurance segment comprises marine hull, marine, energy and construction liability, energy property damage, aviation, professional liability, excess casualty, financial institutions, financial and political risk, specie, management and technology liability, U.K. commercial property (including construction) and U.K. commercial liability insurance. The U.K. commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance lines of business include aviation, marine and other specialty reinsurance.

Gross written premiums.  Overall premiums have increased marginally to $183.9 for the quarter from $180.8 million in the equivalent period in 2008. The increase in gross written premium is attributable to a $4.7 million contribution from the specie and management and technology liability business lines which commenced underwriting after the third quarter of 2008, compensating for a small net reduction in premiums written in the other business lines. We have written 26% less premium in energy property insurance than the comparable period of 2008 due to a lack of demand for wind cover and we have written 50% less premium in financial institutions due to the repositioning of the business line following the global financial crisis.

Gross written premiums in our U.K. commercial property and liability lines have also been adversely impacted by exchange rate movements as premiums are written in British Pounds which has weakened against the U.S. Dollar during the period.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Marine, energy and construction liability	$19.7	39.7%	$14.1
Energy property insurance	16.5	(26.0)	22.3
Marine hull	13.1	22.4	10.7
Aviation insurance	23.5	21.8	19.3
U.K. commercial property and construction	13.2	(28.6)	18.5
U.K. commercial liability	15.9	(31.8)	23.3
Professional liability	17.8	33.8	13.3
Excess casualty	18.3	4.0	17.6
Financial institutions	7.9	(50.0)	15.8
Financial and political risk	7.4	34.5	5.5
Management and technology liability	2.5	Nm *	—
Specie	2.2	Nm *	—
Specialty reinsurance	25.9	27.0	20.4

Total	$183.9	1.7%	$180.8

*	Not meaningful — This line of business was not operational at September 30, 2008.

Losses and loss adjustment expenses.  The loss ratio for the quarter was 60.3% compared to 89.4% for the three months ended September 30, 2008, a decrease of 29.1 percentage points. During the third quarter of 2008, the segment was impacted by Hurricanes Ike and Gustav which increased the loss ratio by 25.1 percentage points during that quarter. The three months ended September 30, 2009 were not impacted by any such catastrophic events with the only notable net loss being $7.0 million following a failed satellite launch. Prior year reserve releases have increased by $14.5 million to $16.4 million due to generally favorable loss experience across a number of lines of business.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $31.0 million for the three months ended September 30, 2009 equivalent to 16.5% of net premiums earned (2008 — $26.5 million or 16.7% of net earned premium). The increase in operating and administrative expenses to $24.5 million in the third quarter of 2009 from $21.1 million for the comparative period in 2008 is attributable mainly to an increase in profit-related staff costs. The additional costs have been partly offset by favorable movements in the exchange rates between the U.S. Dollar and the British Pound.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis. We also write property insurance that provides underwriting support to a select group of U.S. program managers. This is referred to as our risk solutions business.

Gross written premiums.  Gross written premiums increased by 38.2% compared to the third quarter of 2008 due mainly to new business subsequent to the reshaping of our property insurance line in 2008 and increased prices for catastrophe-exposed business. Casualty premium is broadly in line with the prior period while an additional $2.5 million contribution was recognized in the new risk solutions line of business.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. property	$17.3	61.7%	$10.7
U.S. casualty	18.9	9.2%	17.3
U.S. risk solutions	2.5	Nm *

Total	$38.7	38.2%	$28.0

*	Not meaningful — This line of business was not operational at September 30, 2008.

Losses and loss adjustment expenses.  The loss ratio has decreased from 130.1% for the third quarter of 2008 to 47.4% for the same period in 2009 mainly as a result of the prior period experiencing $15.0 million of losses related to Hurricanes Ike and Gustav. In the third quarter of 2008, there were reserve releases of $0.7 million compared to $0.8 million of reserve strengthening in the third quarter of 2009 due to a small deterioration in casualty insurance which exhibited marginally worse than expected experience.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have increased to $5.0 million in the current period from $3.9 million for the equivalent period in 2008 due mainly to higher earned premium and changes in the business mix.

Operating and administrative expenses have increased to $8.3 million in 2009 from $6.2 million in 2008 due mainly to an increase related to certain reorganization costs.

Total Income Statement — Third quarter

Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums for the third quarter of 2009 have increased by 11.1% to $490.3 million when compared to the third quarter of 2008 due mainly to increased contributions from our property reinsurance and casualty reinsurance segments. The casualty reinsurance segment has benefited principally from $13.0 million of premium adjustments, particularly in our U.S. treaty business. The property reinsurance segment has benefited from a $27.3 million contribution from the newly established credit, surety and political risk business line compensating for reductions in premiums written in our treaty risk excess business line. Our U.S. insurance segment has also experienced growth in the quarter particularly in the property line due mainly to new business subsequent to the reshaping of the portfolio in 2008 and increased prices for catastrophe exposed business. Gross written premiums in the international insurance segment have increased marginally by 1.7% to $183.9 million when compared to the third quarter of 2008 due to a $4.7 million contribution from the specie and management and technology liability business lines which commenced underwriting after the third quarter of 2008, compensating for a small net reduction in premiums written in the other business lines.

Reinsurance ceded.  Total reinsurance ceded for the three months ended September 30, 2009 of $28.2 million decreased by $9.3 million from the third quarter of 2008. The reduction in ceded written premiums in the quarter is due to the comparative period including $7.4 million of reinstatement premiums associated with Hurricanes Ike and Gustav.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the third quarter of 2009 increased by 8.1% compared to the third quarter of 2008 reflecting the earning of the newer business lines written in the second half of 2008.

Net premiums earned.  Net premiums earned have increased by $36.7 million or 8.5% in the third quarter of 2009 compared to 2008 which is consistent with the increase in gross earned premiums. The increase in gross earned premiums has been partially offset by an increase in ceded earned premiums resulting from the increases in reinsurance purchased to cover new lines.

Losses and loss adjustment expenses.  The decrease in losses and loss adjustment expenses resulted from the prior year experiencing $186.0 million of losses from Hurricanes Ike and Gustav. Reserve releases are higher in the current quarter due generally to favorable development across most lines.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and excludes premium adjustments.

				Accident Year
				Loss Ratio
			Hurricane	Excluding
	Total Loss	Prior Year	Claims	Prior Year
For the Three Months Ended September 30, 2009	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	25.9%	12.0%	—	37.9%
Casualty reinsurance	63.0%	8.3%	—	71.3%
International insurance	60.3%	8.9%	—	69.2%
U.S. insurance	47.4%	1.6%	—	49.0%
Total	49.9%	9.0%	—	58.9%

				Loss Ratio
				Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the Three Months Ended September 30, 2008	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	118.6%	2.4%	(94.5)%	26.5%
Casualty reinsurance	67.2%	8.6%	—	75.8%
International insurance	89.4%	1.2%	(25.1)%	65.5%
U.S. insurance	130.1%	2.9%	(62.8)%	70.2%
Total	95.2%	3.6%	(42.8)%	56.0%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2009 and 2008. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended September 30, 2009	Ended September 30, 2008

Policy acquisition expenses	15.2%	14.6%
Operating and administrative expenses	12.2%	10.7%

Gross expense ratio	27.4%	25.3%
Effect of reinsurance	3.0%	2.8%

Total net expense ratio	30.4%	28.1%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended September 30, 2009 and 2008 are shown in the following table:

	For the Three Months Ended September 30, 2009					For the Three Months Ended September 30, 2008
Ratios Based on Gross	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Earned Premium	Insurance	Reinsurance	Insurance	Insurance	Total	Insurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	15.7%	16.9%	14.5%	12.8%	15.2%	15.4%	14.6%	14.3%	12.4%	14.6%
Operating and administrative expense ratio	13.5	8.7	11.4	21.2	12.2	9.7	8.4	11.4	19.7	10.7

Gross expense ratio	29.2	25.6	25.9	34.0	27.4	25.1	23.0	25.7	32.1	25.3
Effect of reinsurance	3.0	(0.3)	3.6	15.2	3.0	2.3	0.2	4.3	9.9	2.8

Total net expense ratio	32.2%	25.3%	29.5%	49.2%	30.4%	27.4%	23.2%	30.0%	42.0%	28.1%

The policy acquisition ratio, gross of the effect of reinsurance, has increased to 15.2% for the three months ended September 30, 2009 from 14.6% for the comparative period in 2008. The third quarter of 2008 had an adjustment to brokerage in the casualty reinsurance segment which contributed to a lower expense figure in that period. The increase was also due to changes in business mix in the U.S. insurance and international insurance segments which changed the relative contributions from business lines which have different average acquisition costs.

Between the two periods we have experienced a $12.1 million increase in our operating and administrative expenses. The increase is due mainly to profit related staff costs but also to $1.8 million of expenses associated with the new teams.

Net investment income.  Net investment income consists of interest on fixed income securities, short term investments and money market holdings, and the change in value of other investments, less investment management fees. In the third quarter of 2009, we generated net investment income of $58.9 million (2008 — $19.3 million). The $39.6 million increase in investment income was primarily due to the 2008 period having losses of $42.2 million from our investment in funds of hedge funds reported in investment income in the three months ended September 30, 2008. Book yield on our fixed income portfolio of 4.4% is broadly in line with the second quarter of 2009, however, it has decreased from 4.9% in the third quarter of 2008 due mainly to the decrease in interest rates. The portfolio duration increased from 3.2 years at the end of the second quarter of 2009 to 3.3 years. This compares with 3.5 years in the third quarter of 2008. The average credit quality of our fixed income portfolio is “AA+”, with 73% (2008 — 88%) of the portfolio being rated “AA” or higher.

Change in fair value of derivatives.  In the three months ended September 30, 2009, we recorded a reduction of $2.0 million (2008 — $0.7 million) in the estimated fair value of our credit insurance contract including $0.2 million (2008 — $0.3 million) of interest expense. Further information on these contracts can be found in Note 8 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the third quarter of 2009 include a $1.8 million charge for investments we believe to be other-than-temporarily impaired (2008 — $55.8 million). Other-than-temporary impairment losses of $1.8 million for the quarter were credit related and therefore are included in the income statement. The other-than-temporary impairment charge of

$55.8 million in the third quarter of 2008 was attributable mainly to the write-down of Lehman Brothers bonds subsequent to that company’s collapse in September 2008.

Income before tax.  In the third quarter of 2009, income before tax was $171.1 million and comprised $92.5 million of underwriting profit, $58.9 million in net investment income, $22.5 million of net realized and unrealized investment and foreign exchange gains $3.9 million of interest expense and $1.1 million of other income. In the third quarter of 2008, we reported a loss before tax of $145.9 million which comprised $101.2 million of underwriting loss, $19.3 million in net investment income, $60.8 million of net foreign exchange and investment losses, $0.6 million of other income and $3.8 million of interest expense. Underwriting losses in the third quarter of 2008 were heavily impacted by Hurricanes Ike and Gustav. Our higher net investment income in the quarter was due to the absence of losses from our investments funds of hedge funds which we redeemed with effect on June 30, 2009.

Income tax expense.  Income tax expense for the three months ended September 30, 2009 was $25.3 million. Our effective consolidated tax rate for the three months ended September 30, 2009 was 14.8% (2008 — 13.6% credit). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2009. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net income after tax for the three months ended September 30, 2009 was $145.8 million, equivalent to $1.69 basic earnings per ordinary share adjusted for the $5.6 million preference share dividends and $1.63 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended September 30, 2009. The net loss for the three months ended September 30, 2008 was $126.1 million equivalent to a basic and diluted loss of $1.63 per ordinary share.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2009 and 2008 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Nine months ended September 30, 2009” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 4 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for each of our four business segments for the nine months ended September 30, 2009 and 2008. The contributions of each segment to gross written premiums in the nine months ended September 30, 2009 and 2008 were as follows:

	Gross Written Premiums
	For the Nine Months	For the Nine Months
Business Segment	Ended September 30, 2009	Ended September 30, 2008
	% of total gross written premiums

Property reinsurance	34.4%	32.4%
Casualty reinsurance	20.6%	20.3%
International insurance	37.2%	40.8%
U.S. insurance	7.8%	6.5%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Nine Months	For the Nine Months
Business Segment	Ended September 30, 2009	Ended September 30, 2008
	($ in millions)

Property reinsurance	$571.7	$507.5
Casualty reinsurance	342.3	318.6
International insurance	617.3	639.0
U.S. insurance	130.1	101.2

Total	$1,661.4	$1,566.3

Property Reinsurance

For a description of our property reinsurance segment, refer to “Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 — Property Reinsurance,” above.

Gross written premiums.  Gross written premiums in our property reinsurance segment increased by 12.7% compared to the nine months ended September 30, 2008. This increase is mainly due to the $42.9 million contribution from our new credit, surety and political risk team.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Treaty catastrophe	$264.8	3.5	$255.8
Treaty risk excess	93.3	(12.1)	106.2
Treaty pro rata	129.3	22.3	105.7
Property facultative	41.4	4.0	39.8
Credit, surety and political risk reinsurance	42.9	Nm *	—

Total	$571.7	12.6%	$507.5

*	Not meaningful — This line of business was not operational at September 30, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the nine months ended September 30, 2009 was 23.6% compared to 61.9% in 2008 due to a lack of hurricane losses in 2009 and a $27.1 million increase in prior year reserve releases compared to the prior period. The loss ratio in 2008 was adversely affected by $131.2 million of losses from Hurricanes Ike and Gustav and a high incidence of risk losses particularly in the first quarter of 2008. Reserve releases in the year to date were $46.6 million, up from $19.5 million in the nine months ending September 30, 2008 due mainly to favorable loss experience in relation to reductions in loss provisions for 2008 hurricane losses and better than expected development on outstanding claims. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $128.4 million for the nine months ended September 30, 2009 equivalent to 31.2% of net premiums earned (2008 — 31.5%). The policy acquisition expense ratio for the nine months ended September 30, 2009 of 18.7% is in line with 2008. The increase in the operating and administrative expenses to $51.3 million from $49.7 million for the comparative period in 2008 is mainly attributable to profit related staff costs partly offset by continued cost management and favorable movement in the exchange rate between the U.S. Dollar and British Pounds between the two periods.

Casualty Reinsurance

For a description of our casualty reinsurance segment, refer to “Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 — Casualty Reinsurance.”

Gross written premiums.  The 7.4% increase in gross written premiums for the segment was due mainly to an increased contribution from our U.S. treaty business unit which has recorded additional premiums from adjustable contracts. The reduction in premiums from the international treaty business line was due to increased competition. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. treaty	$237.8	21.0%	$196.6
International treaty	92.8	(16.0)	110.5
Casualty facultative	11.7	1.7	11.5

Total	$342.3	7.4%	$318.6

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased by $22.1 million in 2009 compared to the equivalent period in 2008, due primarily to a $29.4 million decrease in prior year reserve releases. The change in reserve releases is mainly due to the international casualty treaty line which experienced a reserve strengthening of $5.6 million in the period compared to a $22.6 million release in the nine months ended September 30, 2008. The reserve strengthening for international casualty was due to adverse development on our auto and general liability accounts. Prior year reserve movements are further discussed below under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $91.1 million for the nine months ended September 30, 2009 equivalent to 27.9% of net premiums earned (2008 — 26.9%). The policy acquisition expense ratio has increased to 18.7% in 2009 from 15.7% in 2008 driven mainly by a $2.0 million increase in profit commission accruals but also due to 2008 including an adjustment to brokerage which resulted in a lower expense. This has been offset by a decrease in the operating and administrative expense ratio from 11.2% in 2008 to 9.2% in the current year due to a $3.0 million reallocation of expenses to property reinsurance, and favorable movement in the exchange rate between the U.S. Dollar and British Pound between the two periods.

International Insurance

For a description of our international insurance segment, refer to “Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 — International Insurance.”

Gross written premiums.  Overall premiums have reduced by $21.7 million in the period compared to the nine months ended September 30, 2008, mainly due to our response to market conditions in certain lines of business and adverse exchange rate movements impacting our U.K. property and liability business lines. The contribution from our professional liability and excess casualty business lines has increased as these new lines were still being established in the first half of 2008. Marine, energy and construction liability has also benefited from additional premiums from loss affected contracts in 2008. Even though rates for Gulf of Mexico energy risks have improved significantly, some clients chose to buy less insurance or retain the risk altogether. Our premiums written in financial institutions have also decreased due to the repositioning of this line following the global financial crisis. We also declined a number of risks that did not meet our underwriting criteria.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

Marine, energy and construction liability	$140.7	21.0%	$116.3
Energy property insurance	73.9	(15.4)	87.4
Marine hull	44.4	(5.1)	46.8
Aviation insurance	55.5	3.5	53.6
U.K. commercial property and construction	44.3	(19.6)	55.1
U.K. commercial liability	36.8	(39.2)	60.5
Professional liability	35.2	24.4	28.3
Excess casualty	50.2	6.1	47.3
Financial institutions	15.3	(45.2)	27.9
Financial and political risk	20.2	(35.5)	31.3
Management and technology liability	7.0	Nm *	—
Specie	4.0	Nm *	—
Specialty reinsurance	89.8	6.3	84.5

Total	$617.3	(3.4)%	$639.0

*	Not Meaningful — These lines of business were not operational at September 30, 2008.

Losses and loss adjustment expenses.  The net loss ratio for the nine months ended September 30, 2009 was 67.1% compared to 68.5% in 2008. The improvement in the loss ratio in the period is due mainly to $39.8 million of losses from Hurricanes Ike and Gustav in 2008. The reduction in reserve releases from $20.0 million in 2008 to $12.7 million in 2009 is predominately due to increased provisions for those lines affected by the global financial crisis and to adverse development on our marine, energy and construction liability and non-marine and transportation liability (which now forms part of excess casualty) business lines. Current year losses have been impacted by our aviation and specialty reinsurance lines which have suffered from a $10.6 million net loss associated with the Air France disaster and a $7.0 million satellite loss. In the first half of 2008, the segment suffered from a $6.4 million satellite loss, a $15.9 million pollution loss in France and a $3.4 million airline loss. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Total expenses were $154.8 million for the nine months ended September 30, 2009 equivalent to 29.1% of net premiums earned (2008 — 29.4%). The acquisition expense ratio has reduced by 0.4 percentage points in the period due to changes in the relative contributions from the business lines.

Operating and administrative expenses have increased by $7.7 million compared to the nine months ended September 30, 2008 mainly due to the recognition of profit-related staff costs, increases in personnel costs associated with the establishment of our new underwriting teams and costs associated with the Lloyd’s syndicate.

U.S. Insurance

We write both U.S. property and casualty insurance on an excess and surplus lines basis. We also write property insurance that provides underwriting support to a select group of U.S. program managers. We refer to this as our risk solutions business.

Gross written premiums.  Gross written premiums increased by 28.6% compared to the prior period of 2008. The written premium increase is the result of new business written as the property account has been reshaped, increased prices for catastrophe exposed business and the program property business written by the new risk solutions team.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2009 and 2008, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2009		Ended September 30, 2008
	($ in millions)	% increase/	($ in millions)
		(decrease)

U.S. property	$66.5	57.2%	$42.3
U.S. casualty	61.1	3.7	58.9
U.S. risk solutions	2.5	Nm *	—

Total	$130.1	28.6%	$101.2

*	Not Meaningful — This line of business was not operational at September 30, 2008.

Losses and loss adjustment expenses.  Losses for the period have decreased by $1.1 million. Even though the period in 2008 experienced losses of $15.0 million from Hurricanes Ike and Gustav, the period benefitted from $8.1 million of reserve releases. In contrast, the nine-month period in 2009 experienced reserve strengthening of $6.9 million. This strengthening is attributable to adverse loss development on our casualty line where incurred development has been greater than expected.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have decreased by $0.5 million due to changes in the mix of property business. Operating and administrative expenses have increased from $18.8 million in 2008 to $24.9 million in 2009 due primarily to reorganization costs. The expense ratio continues to be adversely impacted in the short-term as a result of the investment we have made to rebuild the account and reshape our U.S. operations.

Total Income Statement — Nine Months ended September 30, 2009

Our statements of operations consolidates the underwriting results of our four segments and includes certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums increased in the first nine months of 2009 by 6.1% compared to the corresponding period in 2008 as a result of a number of factors including the $42.9 million contribution from our new credit, surety and political risk team included in the property reinsurance segment, an increased contribution from our U.S. casualty treaty business unit which has recorded additional premiums from adjustable contracts and new U.S. insurance business written as the property account has been reshaped, increased prices for catastrophe-exposed business and the program property business written by the new risk solutions team.

Reinsurance ceded.  Our reinsurance spend of $208.0 million is 51.9% higher than the corresponding period of 2008, because in 2007 we had taken the opportunity to purchase property covers at favorable prices for two wind seasons. We have experienced a general increase in price for reinsurance in 2009, an increase due to the purchase of reinsurance for our newer lines and due to reinstatement costs following losses in our financial institutions and aviation insurance business lines.

Gross premiums earned.  Gross premiums earned in the first nine months of 2009 increased by 11.6% compared to 2008 primarily from the new lines of business which have now earned premium through a full year and also as a result of the favorable market conditions particularly in property reinsurance and U.S. property insurance.

Net premiums earned.  Net premiums earned have increased by 10.1% in the first nine months of 2009 compared to the first nine months of 2008 due to additional premiums from our new lines of business being partially offset by additional reinsurance costs.

Losses and loss adjustment expenses.  The loss ratio decreased from 66.1% in the nine months period of 2008 to 53.5% in the nine months ended September 30, 2009. Excluding the impact of Hurricanes Ike and Gustav, the loss ratio has increased in 2009 by 2.6 percentage points predominantly as a result of a reduction in prior year reserve releases by $24.6 million. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

The underlying changes in loss ratios by segment are shown in the table below. The prior year adjustment in the table below reflects claims development and does not reflect the impact of prior year premium adjustments.

				Loss Ratio
				Excluding
		Prior Year	Hurricane	Prior Year
	Total Loss	Claims	Claims	Reserve
For the Nine Months Ended September 30, 2009	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	23.6%	11.3%	—	34.9%
Casualty reinsurance	65.6%	5.7%	—	71.3%
International insurance	67.1%	2.4%	—	69.5%
U.S. insurance	68.6%	(9.1)%	—	59.5%
Total	53.5%	5.3%	—	58.8%

				Loss Ratio
				Excluding
				Prior Year
		Prior Year	Hurricane	Reserve and
	Total Loss	Claims	Claims	Hurricane
For the Nine Months Ended September 30, 2008	Ratio	Adjustment	Adjustment	Adjustments

Property reinsurance	61.9%	5.0%	(33.7)%	33.2%
Casualty reinsurance	65.3%	16.4%	—	81.7%
International insurance	68.5%	4.2%	(8.4)%	64.3%
U.S. insurance	77.6%	11.8%	(21.9)%	67.5%
Total	66.1%	7.8%	(15.2)%	58.7%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the nine months ended September 30, 2009 and 2008.

	Expense Ratios
	For the Nine Months	For the Nine Months
	Ended September 30, 2009	Ended September 30, 2008

Policy acquisition expenses	15.9%	15.7%
Operating and administrative expenses	11.4%	11.8%

Gross expense ratio	27.3%	27.5%
Effect of reinsurance	3.2%	2.9%

Total net expense ratio	30.5%	30.4%

We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums. Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the nine months ended September 30, 2009 and 2008 are shown in the following table (ratios shown as percentages):

	For the Nine Months Ended September 30, 2009					For the Nine Months Ended September 30, 2008
Ratios based on	Property	Casualty	International	U.S.		Property	Casualty	International	U.S.
Gross Earned Premium	Reinsurance	Reinsurance	Insurance	Insurance	Total	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	17.1%	18.8%	14.3%	11.0%	15.9%	16.7%	15.5%	15.2%	14.2%	15.7%
Operating and administrative expense ratio	11.4	9.2	10.6	23.0	11.4	11.4	11.0	11.0	21.6	11.8

Gross expense ratio	28.5	28.0	24.9	34.0	27.3	28.1	26.5	26.2	35.8	27.5
Effect of reinsurance	2.7	(0.1)	4.2	14.5	3.2	3.4	0.4	3.2	9.7	2.9

Total net expense ratio	31.2%	27.9%	29.1%	48.5%	30.5%	31.5%	26.9%	29.4%	45.5%	30.4%

The policy acquisition ratio, gross of the effect of reinsurance, has increased marginally to 15.9% for the nine months ended September 30, 2009 from 15.7% for the comparative period in 2008. The operating and administrative expense ratio has improved to 11.4% in 2009 from 11.8% in 2008 driven by increased earned premium, cost management initiatives and favorable movements in the exchange rate between the U.S. dollar and British Pound between the two periods.

Net investment income.  Net investment income consists of interest on fixed income securities, short term investments and money market holdings, and the change in value of other investments, less investment management fees. In the first nine months of 2009, we generated net investment income of $190.3 million (2008 — $128.9 million). The $61.4 million increase in investment income was primarily due to $20.2 million of gains from our investment in funds of hedge funds compared to $48.3 million of losses in the comparable period of 2008. The contribution from fixed income investments and cash has reduced by $7.1 million as during the period, the book yield on our fixed income portfolio has decreased from 4.9% to 4.4%. During the same period, the fixed income portfolio duration has decreased from 3.5 years to 3.3 years.

Change in fair value of derivatives.  In the nine months ended September 30, 2009, we recorded a reduction of $5.8 million (2008 — $3.8 million credit insurance contract; $1.4 million foreign exchange contract) in the estimated fair value of our credit insurance contract including $0.4 million (2008 — $0.6 million) of interest expense. In the third quarter of 2009, we held foreign currency derivative contracts to purchase $18.8 million of foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with the gain or loss recorded in net foreign exchange gains and losses. For the nine months ended September 30, 2009, the impact of foreign currency contracts on net income was a charge of $1.8 million (2008 — $3.8 million). Further information on these contracts can be found in Notes 7 and 8 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the nine months ended September 30, 2009 include a $19.9 million charge for investments we believe to be other-than-temporarily impaired (2008— $55.8 million). Other-than-temporary impairment losses of $19.9 million for the nine-month period are credit related and therefore are included in the income statement. The other-than-temporary impairment charge of $55.8 million in the third quarter of 2008 was attributable mainly to the write-down of Lehman Brothers bonds subsequent to that company’s collapse in September 2008.

Income before tax.  In the first nine months of 2009, income before tax was $408.6 million and comprised $215.1 million of underwriting profit, $190.3 million in net investment income, $15.9 million of net foreign exchange and investment gains, $11.8 million of interest expense and $0.9 million of other expenses. In the first nine months of 2008, income before tax was $98.8 million and comprised $42.9 million of underwriting profit, $128.9 million in net investment income, $59.7 million of net foreign exchange and investment losses, $11.7 million of interest expense and $1.6 million of other expenses. The higher underwriting profit in the first nine months of 2009 was due primarily to the lack of catastrophes in the period which was partly offset by a $24.6 million reduction in prior year reserve releases. Our higher investment income in the first nine months of 2009 compared to the prior period was due to a positive contribution from our fund of hedge fund investments, compared to a loss from the fund of hedge funds in the prior period.

Income tax expense.  Income tax expense for the nine months ended September 30, 2009 was $61.0 million. Our consolidated tax rate for the nine months ended September 30, 2009 was 15.0% (2008 — 17.0%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2009. As discussed in the “Overview” above, the effective tax rate may be subject to revision.

Net income after tax.  Net income after tax for the nine months ended September 30, 2009 was $347.6 million, equivalent to $4.37 basic earnings per ordinary share adjusted for the $18.3 million preference share dividends and $4.25 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the nine months ended September 30, 2009. The net income for the nine months ended September 30, 2008 was $82.0 million equivalent to basic earnings of $0.73 per ordinary share and fully diluted earnings of $0.71 per share.

Reserves for Losses and Loss Expenses

As of September 30, 2009, we had total net loss and loss adjustment expense reserves of $2,980.5 million (December 31, 2008 — $2,787.0 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,314.0 million at the balance sheet date of September 30, 2009, a total of $1,999.4 million or 60.0% represented IBNR claims (December 31, 2008 — $3,070.3 million and 58.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at September 30, 2009
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Property reinsurance	$415.2	$(40.0)	$375.2
Casualty reinsurance	1,474.0	(6.4)	1,467.6
International insurance	1,217.2	(241.2)	976.0
U.S. insurance	207.6	(45.9)	161.7

Total losses and loss expense reserves	$3,314.0	$(333.5)	$2,980.5

	As at December 31, 2008
		Reinsurance
Business Segment	Gross	Recoverable(1)	Net
	($ in millions)

Property reinsurance	$488.5	$(37.9)	$450.6
Casualty reinsurance	1,311.1	(5.9)	1,305.2
International insurance	1,117.4	(210.9)	906.5
U.S. insurance	153.3	(28.6)	124.7

Total losses and loss expense reserves	$3,070.3	$(283.3)	$2,787.0

(1)	The 2008 net reserve position for each of our segments has been revised with no overall effect on the total. As a result of a re-allocation of reinsurance recoverables among the segments, the net reserve position for property reinsurance increased by $69.9 million from $380.7 million to $450.6 million, for casualty reinsurance decreased by $3.6 million from $1,308.8 million to $1,305.2 million, for international insurance decreased by $97.2 million from $1,003.7 million to $906.5 million and for U.S. insurance increased by $30.9 million from $93.8 million to $124.7 million.

The increase in reinsurance recoverables in 2009 is due to increased recoveries in our international insurance segment related mainly to losses from Hurricane Ike, the Air France disaster and the global financial crisis. This has been offset by the continued settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

For the nine months ended September 30, 2009, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $71.0 million. An analysis of this reduction by line of business is as follows for each of the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	($ in millions)		($ in millions)

Property reinsurance	$19.1	$3.3	$46.6	$19.5
Casualty reinsurance	9.5	9.7	18.6	48.0
International insurance	16.4	1.9	12.7	20.0
U.S. insurance	(0.8)	0.7	(6.9)	8.1

Total Losses and loss expense reserves reductions	$44.2	$15.6	$71.0	$95.6

The key elements which gave rise to the net favorable development during the three months ended September 30, 2009 were as follows:

Property Reinsurance:  The reserve release in the current quarter is a result of better than expected incurred development on all classes in the segment, including settlement of Hurricane Ike and Gustav claims, spread across several accident years.

Casualty Reinsurance:  The release in the quarter is largely driven by the U.S. casualty lines ($9.5 million) which continue to exhibit favorable development across the 2003 — 2006 accident years.

International Insurance:  All areas in the segment were either flat or showed reserve releases. The most significant of these were releases of $6.6 million in U.K. liability, $2.4 million in aviation, $4.7 million in specialty reinsurance, and $1.2 million in U.K. property, with the balance of $1.5 million spread through several other lines.

U.S. Insurance: The small deterioration this quarter is from casualty insurance which exhibited marginally worse than expected experience.

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

Balance Sheet

Total cash and investments

At September 30, 2009 and December 31, 2008, total cash and investments, including accrued interest receivable, were $6.7 billion and $6.0 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2009		As at December 31, 2008
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$611.2	9.1%	$650.7	10.9%
U.S. Government Agency Securities	414.0	6.2%	393.1	6.6%
Municipal Securities	21.0	0.3%	8.0	0.1%
Corporate Securities	2,006.1	30.0%	1,424.5	23.8%
Foreign Government	439.6	6.6%	384.5	6.4%
Asset-backed Securities	145.3	2.2%	205.5	3.4%
Mortgage-backed Securities	1,201.0	17.9%	1,366.8	22.9%

Total Fixed Income — Available for Sale	4,838.2	72.3%	4,433.1	74.1%
Marketable Securities — Trading
Corporate Securities	330.2	4.9%	—	—
U.S. Government Securities	3.1	—	—	—
Municipal Securities	1.8	—	—	—
U.S. Government Agency Securities	0.4	—	—	—
Foreign Government Securities	10.6	0.2%	—	—

Total Fixed Income — Trading	346.1	5.1%	—	—
Total Other Investments	25.9	0.4%	286.9	4.9%
Total Short-term Investments — Available for Sale	427.6	6.4%	224.9	3.8%
Total Short-term Investments — Trading	4.0	0.1%	—	—
Total Cash and Cash Equivalents	948.8	14.2%	809.1	13.5%
Total Receivable for Securities Sold	47.3	0.7%	177.2	3.0%
Total Accrued Interest Receivable	54.0	0.8%	43.7	0.7%

Total Cash and Investments	$6,691.9	100.0%	$5,974.9	100.0%

Fixed maturities.  At September 30, 2009, the average credit quality of our fixed income portfolio is “AA+,” with 95% of the portfolio being rated “A” or higher. At December 31, 2008, the average credit quality of our fixed income portfolio was “AAA,” with 92% of the portfolio being rated “A” or higher. Our fixed income portfolio duration increased marginally from 3.1 years as at December 31, 2008 to 3.3 years as at September 30, 2009.

Mortgage-Backed Securities.  The following tables summaries the fair value of our mortgage-backed securities (“MBS”) by rating and class at September 30, 2009:

	AAA	AA and Below	Total

Agency	$962.9	$—	$962.9
Non-agency Commercial	169.5	20.1	189.6
Non-agency Residential	12.6	35.9	48.5

Total Mortgage-backed Securities	$1,145.0	$56.0	$1,201.0

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative-A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At September 30, 2009, we had $9.0 million invested in alt-A securities (December 31, 2008 — $8.7 million).

Sub-prime securities.  We define sub-prime related investments as those supported by, or contain, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Other investments.  Other investments as at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P	25.0	25.9	—	—

Total other investments	$25.0	$25.9	$311.3	$286.9

Investment funds.  Investment funds represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximates fair value. Realized and unrealized gains or losses of $nil (2008 — loss of $42.2 million) and $20.2 million (2008 — loss of $48.3 million) have been recognized through the statement of operations in the three and nine months ended September 30, 2009, respectively. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds with effect on June 30, 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

Our involvement with the funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date of the $16.3 million receivable at September 30, 2009, $4.8 million was received by October 31, 2009 with the remaining balance of $11.5 million to be received subsequent to the completion of the audited financial statements for the funds.

Cartesian Iris 2009A L.P.  On May 19, 2009, we invested $25 million with Cartesian Iris 2009A L.P. through our wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance linked securities. In addition to returns on our investment, we will receive a fee for providing advice on risk selection, pricing and portfolio design. In the three and nine months ended September 30, 2009, a fee of $0.1 million was payable to Aspen.

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

Valuation of Other Investments.  The value of our investments in funds of hedge funds were based upon monthly net asset values using fair value reported by the underlying funds to our funds of hedge funds managers. The financial statements of our funds of hedge funds were subject to annual audits evaluating the net asset positions of the underlying investments. We periodically reviewed the performance of our funds of hedge funds and evaluated the reasonableness of the valuations.

The value of our investment in Cartesian Iris 2009A L.P. is based on our shares of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Cartesian Iris 2009A L.P. is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Cartesian Iris 2009A L.P. and evaluate the reasonableness of the valuation of our investment.

Other-than-temporary impairment.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment is discussed further in Notes 2 and 5 of the unaudited condensed consolidated financial statements.

Capital Management

On March 31, 2009, we repurchased and cancelled 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE : AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain attributable to ordinary shareholders of approximately $31.5 million which was not recognized in the income statement but was included in the calculation of earnings per share.

The following table shows our capital structure at September 30, 2009 compared to December 31, 2008.

	As at	As at
	September 30, 2009	December 31, 2008
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,858.5	$2,359.9
Preference shares (liquidation preference less issue expenses)	353.6	419.2
Long-term debt	249.6	249.5

Total capital	$3,461.7	$3,028.6

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2009, this ratio was 7.2% (December 31, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.4% as of September 30, 2009 (December 31, 2008 — 22.1%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,212.1 million at September 30, 2009 (December 31, 2008 — $2,779.1 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at September 30, 2009, Aspen Holdings held $8.9 million (December 31, 2008 — $32.4 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the nine months ended September 30, 2009, Aspen U.K. Holdings paid Aspen Holdings a dividend of $138.0 million. In the nine months ended September 30, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings dividends totaling $70.0 million. Aspen Holdings also received interest of $27.4 million (2008 — $27.4 million) from Aspen U.K. Holdings in respect of an intercompany loan.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Also for a more detailed discussion of our Insurance Subsidiaries’ ability to pay dividends see Note 15 of our annual financial statements in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance subsidiaries.  As of September 30, 2009, the Insurance Subsidiaries held approximately $939.9 million (December 31, 2008 — $777.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2009 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2009 and December 31, 2008:

	As at September 30,	As at December 31,
	2009	2008
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,409.7	$1,345.6
Assets held in single beneficiary trusts	55.9	54.0
Letters of credit issued under our revolving credit facilities (1)	59.3	84.6
Secured letters of credit (2)	412.3	422.4

Total	$1,937.2	$1,906.6

Total as % of cash and invested assets	29.4%	33.1%

(1)	These letters of credit are not secured by cash or securities, though we have the ability to issue secured letters of credit under the revolving credit facility.

(2)	As of September 30, 2009, the Company had funds on deposit of $588.7 million and £21.2 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at September 30, 2009 amount to $212.6 million (December 31, 2008 — $200.3 million).

Further information on these arrangements can be found in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the nine months ended September 30, 2009.  Total net cash flow from operations from December 31, 2008 through September 30, 2009 was $489.1 million, an increase of $44.8 million over the comparative period. The increase was due mainly to an increase in premium receipts from increases in written premium net claims settlements. For the nine months ended September 30, 2009, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On August 27, 2009, we paid a dividend of $0.15 per ordinary share to shareholders of record on August 12, 2009. On October 1, 2009, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on September 15, 2009. On October 1, 2009, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on September 15, 2009.

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

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010. As of September 30, 2009, no borrowings were outstanding under the credit facilities, though we had $59.3 million of outstanding uncollateralized letters of credit. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at September 30, 2009 we had $395.9 million of outstanding collateralized letters of credit under this facility.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc, which is described on our current report on Form 8-K filed on October 7, 2009. No letters of credit were outstanding under this facility as at September 30, 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of September 30, 2009:

						Later
	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	$2.9	$7.7	$7.4	$6.5	$6.4	$27.1	$58.0
Long-Term Debt Obligations (1)	—	—	—	—	—	$250.0	$250.0
Reserves for Losses and loss adjustment expenses (2)	$154.0	$931.0	$608.4	$398.2	$273.6	$948.8	$3,314.0

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies-Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2008 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 8 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re.  Ajax Re was a variable interest entity under the guidance contained in ASC 820 Consolidations. We had a variable interest in the entity, however we were not the primary beneficiary of the entity and therefore we were not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 7 to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 included elsewhere in this report.

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

Cartesian Iris 2009A L.P.  Cartesian Iris 2009A L.P. is a variable interest entity under the guidance contained in ASC 820 Consolidations. On May 19, 2009 we invested $25.0 million with Cartesian Iris 2009A L.P. through our wholly owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance linked securities. In addition to returns on our investment, we will receive a fee for providing advice on risk selection, pricing and portfolio design. In the three and nine months ended September 30, 2009, a fee of $0.1 million was payable to Aspen. For more information please see Note 5 and 12(c) to the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 included elsewhere in this report.

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

As at September 30, 2009, our fixed income portfolio had an approximate duration of 3.3 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$5,799.0	$5,707.4	$5,615.9	$5,524.4	$5,432.8
Gain/(loss) $ in millions	183.1	91.5	0.0	(91.5)	(183.1)
Percentage of portfolio	3.26%	1.63%	0.00%	(1.63)%	(3.26)%

Equity risk.  We had invested in two funds of hedge funds where the underlying hedge funds consisted of diverse strategies and securities. In February 2009, we gave notice to redeem our remaining investments in funds of hedge funds with effect on June 30, 2009, which would reduce our exposure to equity risk. As the notices of redemption have taken effect, we are no longer exposed to changes in the net asset value of the funds.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars and Singaporean Dollars. As of September 30, 2009, approximately 83% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 9% were in other currencies. For the nine months ended September 30, 2009, approximately 17% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2009. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2009, would have impacted reported net comprehensive income by approximately $18.1 million for the nine months ended September 30, 2009. We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding foreign currency contracts at September 30, 2009 compared to $90.5 million of U.S. and foreign currency contracts at September 30, 2008.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2009 and December 31, 2008, the average rating of fixed income securities in our investment portfolio was “AA+ and AAA”, respectively.

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

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but is subject to adjustment. See Note 8 to the unaudited financial statements for the three months ended September 30, 2009 above.

The table below shows our reinsurance recoverables as of September 30, 2009 and December 31, 2008, and our reinsurers’ ratings.

	As at	As at
A.M. Best	September 30, 2009	December 31, 2008
	($ in millions)	($ in millions)

A++	5.9	15.9
A+	33.5	69.5
A	245.7	160.8
A-	26.0	28.6
Other	2.6	2.5
Not rated	19.8	6.0

Total	333.5	283.3

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Number of
Date Issued	Shares Issued

August 17, 2009	106

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

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: November 4, 2009

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: November 4, 2009

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer