Form 10-K
period 2009-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2010-02-26
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2009, was approximately $1.8 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2009.

As of February 1, 2010, 78,503,333 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its wholly-owned subsidiaries Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America California, LLC (“ARA — CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty and AUL, as corporate member of Syndicate 4711, are each referred to herein as an “Insurance Subsidiary,” and collectively referred to as the “Insurance Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds” or “£” are to the lawful currency of the United Kingdom, and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A, and the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, resulting from past events such as Hurricanes Ike and Gustav and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and related legislation and acts of war;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s (“S&P”), A.M. Best or Moody’s Investor Service (“Moody’s”);

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

For the year ended December 31, 2009, we wrote $2,067.1 million in gross premiums and at December 31, 2009 we had total capital employed, including long-term debt, of $3,555.0 million.

Our corporate structure as at February 15, 2010 was as follows:

We historically have managed our business in four segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. On January 14, 2010, we announced a new organizational structure where we intend to manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. Under the new organizational structure, our insurance segment will comprise primarily of the existing international insurance and U.S. insurance segments, with Rupert Villers, acting as CEO of Aspen Insurance. William Murray will continue to lead our U.S. Insurance business forming part of our newly established insurance segment. Our reinsurance segment will comprise three divisions, property reinsurance, casualty reinsurance and specialty reinsurance (the latter previously part of international insurance). Brian Boornazian has been appointed CEO of Aspen Reinsurance and James Few has been appointed as President of Aspen Reinsurance.

Property reinsurance business is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in Bermuda, London, Paris, Singapore, the U.S. and Zurich. The business written in the U.S is written exclusively by Aspen Re America and ARA-CA as reinsurance intermediaries with offices in Connecticut, Illinois, New York, Georgia and California. Aspen Re America is in the process of establishing an office in Florida to access Latin American reinsurance business. Aspen U.K. started writing credit and surety reinsurance out of our Zurich branch for business incepting on or after January 1, 2009.

Casualty reinsurance is mainly assumed by Aspen U.K. and written by teams located in London, Zurich and the U.S. A small number of casualty reinsurance contracts is written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America in its Connecticut office.

Our international insurance business is written primarily in the London Market through Aspen U.K. and AUL, which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL. Global excess casualty insurance is written by the Dublin branch of Aspen U.K. In 2009, we also commenced writing excess casualty insurance business out of Aspen Bermuda.

In the U.S., we write property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network. In 2009, we resumed writing this business through Aspen Specialty. In 2008 this business was mainly written by Aspen U.K. We are also seeking regulatory approval to write U.S. insurance business on an admitted basis which will complement our existing U.S. insurance business written on an excess and surplus lines basis.

Aspen Management is an insurance producer and management company with offices in Boston, Massachusetts, Atlanta, Georgia and Scottsdale, Arizona, which provides underwriting, claims and management services primarily on behalf of Aspen Specialty and Aspen U.K. ASIS is a California broker placing surplus lines property and casualty business predominantly on behalf of Aspen Specialty and Aspen U.K.

Our Business Strategy

Our financial objective is to deliver superior financial returns to our shareholders while at the same time achieving a comparatively lower earnings volatility relative to similar companies in our peer group. Over the past three years, we have endeavored to reduce this volatility by further diversifying into new business lines and reducing exposure to catastrophic events. Our objective of reducing volatility implies a reduction in our exposure to natural catastrophe losses, relative to our business balance in earlier years, which in turn implies that in years such as 2007 and 2009 when there is limited insured natural catastrophe loss we may not report returns as high as some of our competitors whose business is more exposed to natural catastrophe risks. For 2008, our estimated losses from Hurricanes Ike and Gustav were within our expectations for storms of this size.

Our principal measures of financial return are Return On Average Equity (“ROE”) and the percentage change in book value per share, adjusted for dividends to shareholders. We calculate ROE as income after tax and preference share dividends as a percentage of average monthly shareholders’ equity excluding accumulated comprehensive income and the aggregate of the liquidation preferences of our preference shares. The ROE which we target for any one year will depend on our assessment of the state of the insurance market, anticipated losses and the investment environment to which we expect to be exposed. Book value per share (“BVPS”) is calculated by dividing total shareholders’ equity adjusted for intangible assets and preference shares by the number of ordinary shares outstanding.

We aim to deliver our financial objective by pursuing the following key aspects of business strategy:

Diversification.  We plan to continue to diversify our insurance and reinsurance operations by offering new products within our existing lines of business and by the selective addition of new lines. We intend to accomplish this diversification by building on our established underwriting expertise and analytical skills. We may selectively increase our exposure in parts of the world or in lines of business where we are currently under-represented. In this regard, we opened a branch office in Zurich, Switzerland in 2007 to develop our continental European reinsurance business. In 2008, we established a Dublin branch to write global excess casualty insurance business and an office in Singapore to write property reinsurance and received authorization to establish a branch in Australia, through which a number of lines of business are written.

In 2007, we established new underwriting units in professional liability and global excess casualty insurance. In 2008, we established new underwriting units to write financial institutions insurance, financial and political risk insurance and management and technology liability insurance, as well as credit and surety reinsurance.

Integrated Risk Management.  We aim to achieve our objective of reduced volatility by a holistic approach to risk management which emphasizes not only the improved management of known risks but also seeks to identify and mitigate new and emerging risks. We have invested and will continue to invest in skills and technology in support of this objective and aim to establish superior risk management practices across our entire operation.

As part of our risk management approach we manage our net exposure to large individual risk losses in our insurance business lines by selectively purchasing reinsurance. Our reliance on outwards reinsurance has diminished since 2006 as we have reshaped our risk profile and strengthened our balance sheet.

Capital Management.  We strive to maintain an optimal level of capital relative to our business plan. To do this, we employ Economic Capital modeling techniques to assess the risk of loss to our capital base based upon the portfolio of risks we underwrite and on our asset and operational risk profiles. We use this together with rating agency models and marketing considerations to make an informed judgment as to the amount of capital that we need to hold.

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

Performance Management.  We also use our Economic Capital model to determine the risk-adjusted capital amounts that we notionally allocate to each of our lines of business and to set target maximum combined ratios. Combined ratio is the ratio of losses and expenses to net earned premium and therefore returns are higher for lower values of combined ratio and vice versa.

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

Investment Management.  We manage our investment portfolio, subject to defined risk parameters, to maximize its contribution to ROE in the form of net investment income while also targeting superior total returns. We employ an active fixed income investment strategy that focuses on the outlook for interest rates, yield curves and credit spreads. In February 2009, we gave notice to redeem all our remaining hedge fund investments. By December 31, 2009, we had fully redeemed our position in funds of hedge funds subject to the receipt of final payment after year-end audit is completed by one of the funds of hedge funds.

Effective operational management and cost control.  We believe that we will not succeed in meeting our financial objectives without highly effective information systems and other technical support services to our underwriting teams. We strive to meet these objectives while managing costs by investing in information technology and by continuous process improvements

Business Segments

We were organized into four business segments: property reinsurance, casualty reinsurance, international insurance, and U.S. insurance. We have considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of our Company’s operating segments and quantitative thresholds to determine our reportable segments. As discussed above, as a result of our organizational changes, in 2010 we intend to manage our underwriting business in two operating segments: Insurance and Reinsurance.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Indirect operating and administrative expenses are generally allocated to segments based on each segment’s proportional share of net earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance. We do not manage our assets by segment; accordingly, investment income and total assets are not allocated to the individual segments.

The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Business Segment	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property Reinsurance	$648.7	31.4%	$589.0	29.4%	$601.5	33.0%
Casualty Reinsurance	408.1	19.7%	416.3	20.8%	431.5	23.7%
International Insurance	847.7	41.0%	867.8	43.4%	663.0	36.5%
U.S. Insurance	162.6	7.9%	128.6	6.4%	122.5	6.8%

Total	$2,067.1	100.0%	$2,001.7	100.0%	$1,818.5	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our financial statements.

Property Reinsurance

Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata and property facultative (U.S. and international). We also include within this segment credit and surety reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written primarily on a treaty basis. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. In facultative reinsurance, the reinsurer assumes all or part of a risk written by the insurer in a single insurance contract. Facultative reinsurance is negotiated separately for each contract. Facultative reinsurance is normally purchased by insurers where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. We also underwrite “facultative automatics” where all original risks that meet certain contractual criteria are covered under the same reinsurance contract. There is typically a different type of underwriting expertise required in facultative underwriting as compared to treaty underwriting. We also write some structured risks on a treaty basis out of Aspen Bermuda. Our property reinsurance segment business is written out of Bermuda, London, the U.S., Paris, Zurich and Singapore.

The property reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Property Reinsurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$52.1	8.0%	$40.4	6.9%	$12.2	2.0%
Caribbean	0.2	—	0.4	0.1%	1.7	0.2%
Europe	49.6	7.6%	68.6	11.6%	9.7	1.6%
United Kingdom	16.5	2.6%	26.5	4.5%	38.9	6.5%
United States & Canada (1)	377.1	58.1%	347.2	58.9%	363.6	60.5%
Worldwide excluding United States (2)	42.5	6.6%	37.5	6.4%	59.4	9.9%
Worldwide including United States (3)	100.5	15.5%	52.1	8.8%	80.5	13.4%
Others	10.2	1.6%	16.3	2.8%	35.5	5.9%

Total	$648.7	100.0%	$589.0	100.0%	$601.5	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our property reinsurance segment for the twelve months ended December 31, 2009, 2008 and 2007 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Property Reinsurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Treaty Catastrophe	$261.2	40.3%	$253.0	43.0%	$284.5	47.3%
Treaty Risk Excess	104.5	16.1%	112.0	19.0%	134.3	22.3%
Treaty Pro Rata	181.4	28.0%	174.7	29.6%	145.2	24.1%
Property Facultative	52.8	8.1%	49.3	8.4%	37.5	6.3%
Credit and Surety	48.8	7.5%	—	—	—	—

Total	$648.7	100.0%	$589.0	100.0%	$601.5	100.0%

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

Treaty Pro Rata.  Our treaty pro rata reinsurance product provides proportional coverage to the reinsured rather than excess of loss. We share original losses in the same proportion as our share of premium and policy amounts although this may be subject to event limits which restrict the amount we are required to pay if the loss events affect more than one reinsured policy. Pro rata contracts typically involve close client relationships and frequent auditing.

Property Facultative.  The business is written on an excess of loss basis for primary insurers in the U.S. as well as worldwide. This line has dual distribution with business written both directly and through brokers. The U.S. property facultative account is mostly written on a direct basis, whereas the international account is written both on a direct basis and through brokers. This line of business is not typically driven by natural perils.

Credit and Surety Reinsurance.  We entered the credit and surety reinsurance market for business incepting on and after January 1, 2009 with a new team hired to work in our Zurich office. The line of business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio.

Structured Reinsurance.  We write a small number of structured property reinsurance contracts out of Aspen Bermuda. These contracts are tailored to individual client circumstances and although written by a single team are accounted for within the business segment to which the contract most closely relates. In 2009, these contracts were accounted for partly in this segment and partly in casualty reinsurance and international insurance. Within the property reinsurance segment, these contracts generated gross written premiums in 2009 of $33.1 million which were reported in the treaty catastrophe, risk excess and pro rata business lines.

A very high percentage of the property reinsurance contracts that we write exclude coverage for losses arising from the peril of terrorism. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) (currently set to expire on December 31, 2014). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts in this segment, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

In our property reinsurance segment, Factory Mutual and its affiliates accounted for approximately 11.9%, and Liberty and its affiliates accounted for approximately 6.3% of gross written premiums in this segment for the twelve months ended December 31, 2009. No other customer accounted for more than 5% of gross written premiums within this segment.

Casualty Reinsurance

Our casualty reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

Casualty reinsurance is written by Aspen U.K. and our reinsurance intermediary in the U.S., Aspen Re America, on behalf of Aspen U.K. We also write some structured casualty reinsurance contracts out of Aspen Bermuda.

The casualty reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Casualty Reinsurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$19.1	4.7%	$17.3	4.2%	$2.5	0.6%
Caribbean	1.7	0.4%	1.8	0.4%	0.2	—
Europe	12.3	3.0%	5.3	1.3%	61.1	14.2%
United Kingdom	10.3	2.5%	14.0	3.4%	14.7	3.4%
United States & Canada (1)	275.1	67.4%	294.4	70.7%	290.9	67.4%
Worldwide excluding United States (2)	24.8	6.1%	32.6	7.8%	11.8	2.7%
Worldwide including United States (3)	64.3	15.8%	50.3	12.1%	42.0	9.8%
Others	0.5	0.1%	0.6	0.1%	8.3	1.9%

Total	$408.1	100.0%	$416.3	100.0%	$431.5	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our casualty reinsurance segment for the twelve months ended December 31, 2009, 2008 and 2007 are as follows:

	Gross Written Premiums
Casualty Reinsurance	Twelve Months Ended December 31, 2009		Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

U.S. Treaty	$277.1	67.9%	$276.8	66.5%	$277.3	58.7%
International Treaty	114.1	28.0%	123.8	29.7%	142.7	33.1%
Casualty Facultative	16.9	4.1%	15.7	3.8%	11.5	8.2%

Total	$408.1	100.0%	$416.3	100.0%	$431.5	100.0%

U.S. Treaty.  Our U.S. casualty reinsurance business is comprised of long-tail treaty contracts protecting U.S. cedants. In July 2006, Aspen Re America appointed a U.S.-based team of casualty treaty underwriters, based in Connecticut, who write U.S. casualty treaty exclusively on behalf of Aspen U.K. The U.S.-based team complements our London-based team which writes this business mostly on an excess of loss basis. With respect to business written by our U.S. team, the contracts primarily protect U.S. cedants within the regional, specialty and excess and surplus lines segments written both on an excess of loss and pro rata basis. Our London team reinsures exposures mainly with respect to workers’ compensation (including catastrophe), medical malpractice, general liability and professional liability for lawyers, accountants, architects and engineers. Our U.S. team reinsures exposures mainly with respect to general liability, automobile liability, non-medical professional liability, workers’ compensation and excess liability including umbrella.

International Treaty.  This line of business comprises long-tail treaty contracts for non-U.S. domiciled cedants, some of which may have incidental U.S. exposure, including exposure to U.S. financial institutions. The majority is written on an excess of loss basis with a small proportion written on a pro rata basis. The exposures that we cover in the international casualty line include automobile liability, workers’ compensation, employers’ liability, public and product liability, fidelity business, professional indemnity and various coverages for financial institutions including bankers blanket bonds, directors’ and officers’ (“D&O”) liability and professional indemnity.

Casualty Facultative.  Our U.S. casualty facultative reinsurance line of business consists of umbrella, automobile liability, general liability and workers’ compensation reinsurance, written on an excess of loss basis out of our Rocky Hill, Connecticut office. In 2009, we started writing international casualty facultative business which consists of professional liability medical malpractice and ancillary covers, as well as umbrella, automobile liability, general liability and employers’ liability. This business is written predominantly in support of European-based cedants, from our London office.

Structured Reinsurance.  We have written a small number of structured casualty reinsurance contracts through our specialist team in Bermuda. Within the casualty reinsurance segment, these contracts generated gross written premiums in 2009 of $56.2 million. The two largest of these contracts in 2009 were both workers’ compensation quota share contract with estimated gross written premiums of $36.1 million (which accounted for 8.8% of gross written premiums in 2009 for the casualty reinsurance segment).

In our casualty reinsurance segment, ACE Group and its affiliates accounted for approximately 5.5% of gross written premiums in this segment for the twelve months ended December 31, 2009. No other customer accounted for more than 5% of gross written premiums in this segment for the year ended December 31, 2009.

International Insurance

Our international insurance segment comprises marine, hull, marine, energy and construction liability, energy property, specie, aviation, global excess casualty (including non-marine and transportation liability), professional liability, U.K. commercial property (including construction), U.K. commercial liability, financial and political risk, financial institutions, management and technology liability and specialty reinsurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance line of business includes aviation, marine and other specialty reinsurance. Our insurance business is written on a primary, quota share and facultative basis and our reinsurance business is mainly written on a treaty pro rata and excess of loss basis with some on a facultative basis.

The international insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
International Insurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$13.2	1.6%	$12.7	1.5%	$8.2	1.2%
Caribbean	0.6	0.1%	0.8	0.1%	1.0	0.2%
Europe	16.9	2.0%	28.9	3.3%	8.6	1.3%
United Kingdom	104.8	12.3%	147.6	17.0%	145.2	21.9%
United States & Canada (1)	109.7	12.9%	156.5	18.0%	78.0	11.8%
Worldwide excluding United States (2)	83.3	9.8%	42.8	4.9%	48.1	7.3%
Worldwide including United States (3)	495.0	58.4%	451.0	52.0%	360.3	54.3%
Others	24.2	2.9%	27.5	3.2%	13.6	2.0%

Total	$847.7	100.0%	$867.8	100.0%	$663.0	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our international insurance segment for the twelve months ended December 31, 2009, 2008 and 2007 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
International Insurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Marine, energy and construction liability	$177.4	20.9%	$161.3	18.6%	$138.3	20.9%
Energy property insurance	83.5	9.8%	94.9	10.9%	102.7	15.5%
Marine hull	63.2	7.5%	65.9	7.6%	59.9	9.0%
Aviation insurance	112.8	13.3%	101.8	11.7%	103.3	15.6%
U.K. commercial property & construction	56.7	6.7%	63.7	7.3%	50.1	7.6%
U.K. commercial liability	45.4	5.4%	75.1	8.7%	92.2	13.9%
Professional liability	45.9	5.4%	44.0	5.1%	5.0	0.7%
Global excess casualty	73.6	8.7%	70.6	8.2%	7.1	1.0%
Financial institutions	25.9	3.1%	39.0	4.5%	—	—
Financial and political risk	32.5	3.8%	39.1	4.5%	—	—
Management and technology liability	8.1	0.9%	3.5	0.4%	—	—
Specie	6.5	0.8%	—	—	—	—
Specialty reinsurance	116.2	13.7%	108.9	12.5%	104.4	15.8%

Total	$847.7	100.0%	$867.8	100.0%	$663.0	100.0%

Marine Hull.  The marine hull team writes insurance covering the risks of physical damage for ships (including war and associated perils) and related marine assets.

Energy.  In this line of business, we provide insurance cover against physical damage losses and Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector. OEE cover provides for expenses incurred as a result of a blow-out or other well control incident.

Marine, Energy and Construction Liability.  This line of business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides cover for the liabilities of companies in the oil and gas sector, both onshore and offshore and in the power generation sector. Construction liability insurance offered by this team covers U.S. homebuilders’ risks and single projects. Construction liability policies may have contract periods longer than one year.

Aviation Insurance.  The aviation team focuses on providing physical damage insurance to hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide hull deductible cover.

We target a global aviation client base (other than the United States), taking advantage of London’s position as a leading center for aviation insurance business distribution.

Professional Liability.  Aspen U.K.’s professional liability line of business was established in September 2007. The team writes an international portfolio of professional liability risks. We target predominantly non-U.S. domiciled risks, although some risks have an element of U.S. exposure through subsidiary offices and other related minority activities. The majority of our business emanates from the U.K. with some Australian and European business. We insure a wide range of professions including lawyers, surveyors, accountants, engineers, contractors and financial advisors. Risks are written on both a primary and excess of loss basis.

Global Excess Casualty.  The global excess casualty line of business was established at Aspen U.K. in October 2007. Beginning in January 2008, the team started writing this business out of our Dublin office and is dedicated to the writing of large, sophisticated and risk-managed insureds worldwide. We cover broad-based risks including general liability, commercial and residential construction liability, providing product and public liability and associated types of cover found in general liability policies in the global insurance market. The team writes excess layers only, with the intention of writing 100% of layers or quota share as applicable, with a portion of the contracts being multi-year policies. This line now includes the non-marine and transportation liability team which joined Aspen U.K. in the second half of 2007 and which focuses on industry groups such as life science, railroads and trucking and includes some coverage offered on an excess of loss basis.

Financial Institutions.  We started writing this business in January 2008 and repositioned the account in 2009 following the financial crisis in 2008. From the second quarter of 2009, we operated under the guidelines of a new business plan. Segmenting the book by product line, slightly over half of 2009’s business was professional liability, the greater part of the balance was crime insurance and the remainder directors’ and officers’ cover. From a geographical perspective, the largest sector of the account comprised risks headquartered in the U.K., the next largest contributors were from Australia and the U.S. and, of the remainder, the largest amounts of business were from institutions in Canada, Western Europe and Scandinavia. We wrote both primary and excess of loss coverage for all types of financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models.

Management and Technology Liability.  We commenced writing this line of business in September 2008. It comprises directors’ and officers’ insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions. Coverage is written on both a primary and excess basis. The directors’ and officers’ account is focused on companies domiciled outside the U.S. but includes companies with stock exchange listings in the U.S. The technology business largely comprises U.S. companies; and the warranty and indemnity account is written on a worldwide basis.

Financial and Political Risks.  The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover) and kidnap and ransom (“K&R”). Credit insurance focuses on secured and trade-related credit covering a proportion of lenders’ or corporates’ exposure but also includes unsecured credit risk. Political risks, which include Confiscation, Expropriation, Nationalization and Deprivation (“CEND”) cover, currency inconvertibility/non- transfer (“CI”) cover and political violence, are written as direct insurance or facultative reinsurance and can be primary layers, excess of loss or proportional reinsurance. K&R insurance policies typically cover kidnap, hijack and resultant bodily injury, threats to kill, injure or abduct or to damage property or products, extortion, and malicious and illegal detention. K&R insurance is written as direct insurance. We write financial and political risks worldwide but with concentrations in a number of key countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

U.K. Commercial Property.  The U.K. commercial property insurance team focuses on providing physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. institutional property owners, middle market corporate and public sector clients. In 2008, we commenced writing construction risks coverage.

U.K. Commercial Liability.  The U.K. commercial liability line of business focuses on providing employers’ liability coverage and public liability coverage for insureds domiciled in the United Kingdom and Ireland.

In the United Kingdom, all employers must maintain employers’ liability insurance. This insurance covers employers’ liability for bodily injury or disease sustained by employees and arising out of and in the course of employment. In the United Kingdom, employees are required to show breach of statute or tort prior to being entitled to any compensation. As opposed to the United States, there is no set scale of compensation in the United Kingdom, as claims are settled in accordance with legal precedent and official damages guidelines. Most claims are settled out of court; however, most employees engage legal representation that increases claims costs, though in a predictable way. Insurance cover is written on an “occurrence” basis; that is, the monetary limits of the insurance apply to all claims relating to any one occurrence, with the minimum legal requirement being £5 million for any one occurrence. However, the usual limit for employers’ coverage is £10 million for any one occurrence.

We also offer public liability cover. Public liability insurance covers businesses for claims made against them by members of the public or other businesses, but not for claims by employees or shareholders of such businesses. Public liability insurance is generally not required by regulation.

Specie.  This business line focuses on the insurance of high value property items on an all risks basis. The team commenced underwriting in March 2009. Its portfolio embraces fine art, general and bank related specie, jewelers’ block and armored car. The business is accessed through the London market and is written on a direct basis and through binding authorities. Sometimes it is written as reinsurance.

Specialty Reinsurance.  Our specialty reinsurance line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance above, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance.

For the twelve months ended December 31, 2009, our mix of specialty reinsurance business as measured by gross written premiums was approximately 61.4% aviation and marine reinsurance (2008 — 52.2%; 2007 — 63.9%) and 38.6% (2008 — 47.8%; 2007 — 36.1%) other specialty reinsurance risks such as terrorism, nuclear, personal accident, crop and satellite.

In our international segment, no single customer accounted for more than 3% of gross written premiums within this segment.

Structured Reinsurance.  Our structured reinsurance team in Bermuda wrote $3.0 million of gross premiums in 2009 that fall within the international insurance segment.

U.S. Insurance

Our U.S. insurance segment consists of U.S. property and casualty insurance written on an excess and surplus lines basis. We also write property insurance that underwrites risk to a select group of U.S. program managers. We refer to this as our risk solutions business. The U.S. insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
U.S. Insurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
($ in millions, except for percentages)

United States & Canada (1)	$162.6	100.0%	$128.6	100.0%	$122.5	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

Our gross written premiums by our principal lines of business within our U.S. insurance segment for the twelve months ended December 31, 2009, 2008 and 2007 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
U.S. Insurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property Insurance	$82.5	50.7%	$53.2	41.4%	$41.0	33.5%
Casualty Insurance	77.1	47.4%	75.4	58.6%	81.5	66.5%
U.S. Risk Solutions	3.0	1.9%	—	—	—	—

Total	$162.6	100.0%	$128.6	100.0%	$122.5	100.0%

Our property account, following repositioning of the portfolio in 2008, saw substantial growth and profitability in 2009. The property account consists mainly of mercantile, manufacturing, municipal and commercial real estate business. The casualty account primarily consists of lines written within the general liability, umbrella liability and certain Errors and Omissions (“E&O”) insurance segments. Coverage on our general liability line is offered on those risks that are primarily contractors (general contractors and artisans) and other general liability business. Results on our contractor business for 2009 saw significant adverse development from prior accident years. Consequently, we are changing our underwriting approach to our contractor account, especially New York contractors. At year end 2009, we hired a new head for our U.S. casualty insurance operations. In 2010, we will commence writing professional lines business covering mainly lawyers, accountants, architects and engineers, through our hire of a professional lines underwriter who will lead a U.S.-based professional lines team.

In our U.S. insurance segment, no single customer accounted for more than 1% of gross written premiums within this segment.

Underwriting and Reinsurance

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

Underwriting.  In 2009, our underwriting activities were managed in four product areas: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. The reinsurance product areas reported into Brian Boornazian, CEO of Aspen Reinsurance, who has a strategic and operational responsibility for the underwriting of these lines of business. The property reinsurance lines reported into James Few, President of Aspen Reinsurance and the casualty reinsurance lines reported into our Head of Casualty Reinsurance, and Executive Vice President of Aspen Reinsurance, Emil Issavi. The international insurance lines reported into our then Head of International Insurance and Rupert Villers (then Head of Financial and Professional Lines Insurance, currently CEO of Aspen Insurance), and the U.S. insurance lines reported into William Murray, our President of U.S. Insurance. Our Chief Executive Officer is supported by our Director of Underwriting, Kate Vacher. Our Director of Underwriting assists in the management of the underwriting process by developing our underwriting strategy, monitoring our underwriting principles and acting as an independent reviewer of underwriting activity across our businesses. As mentioned elsewhere in this report, starting in 2010, we intend to manage our business along two underwriting segments: Aspen Insurance and Aspen Reinsurance.

We underwrite according to the following principles:

•	operate within agreed boundaries as defined by the Aspen Underwriting Principles (“AUP”) for the relevant line of business;

•	operate within prescribed maximum underwriting authority limits, which we delegate in accordance with an understanding of each individual’s capabilities, tailored to the lines of business written by the particular underwriter;

•	price each submission based on our experience in the line of business, and as appropriate, by deploying one or more actuarial models either developed internally or licensed from third-party providers;

•	where appropriate, make use of peer review to ensure high standards of underwriting discipline and consistency; risks underwritten are subject to peer review by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is replaced by standardized underwriting systems and controls over adherence);

•	more complex risks may involve peer review by several underwriters and input from catastrophe risk management specialists, our team of actuaries and senior management;

•	evaluate the underlying data provided by clients and adjust such data where we believe it does not adequately reflect the underlying exposure;

•	in respect of catastrophe perils and certain other key risks, prepare monthly aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee; and

•	exceptional risks are referred to the Group Underwriting Committee for approval before we accept the risks.

Following our announcement of organizational changes in January 2010, where we intend to manage our business as two underwriting segments, insurance and reinsurance, we also intend to have two separate underwriting committees, one focusing on insurance and the other on reinsurance, while maintaining the group underwriting committee mentioned above.

Reinsurance.  We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

In respect of our insurance lines of business, we have reinsurance covers in place for many of our lines of business, the majority of which are on an excess of loss basis. In 2010, we anticipate renewing much of the reinsurance protecting our insurance business that we bought in 2009 which is comprised of specific excess of loss reinsurance on portfolios of property insurance, casualty insurance, financial and professional insurance, aviation insurance and marine, energy and liability insurance. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We have elected to take co-reinsurance participations within some of these programs. We also have a limited number of proportional treaty arrangements on specific lines of business and we anticipate continuing with these in most instances. Natural perils catastrophe coverage was included within excess of loss programs purchased for two portfolios. For our onshore U.S. business, in 2009, we bought protection for $85 million excess of $25 million with an additional layer for earthquake losses only of $30 million excess of $110 million. For 2010, we bought $65 million excess of $35 million for all natural perils in respect of our onshore U.S. business. For our offshore exposures in 2009, predominantly for Gulf of Mexico hurricane losses, we bought catastrophe cover of $80 million excess of $20 million. We are currently evaluating whether to continue this cover for 2010.

For our reinsurance business, we expect to continue the philosophy first implemented in 2006 of limited and strategic retrocession purchasing in conjunction with risk tolerances. However, in 2009, we did elect to purchase more cover than 2008 to provide additional protection given prevailing economic instability. This is unlikely to continue in 2010. We entered into various retrocession agreements to protect our property reinsurance segment through 2009. Of the cover purchased on an indemnity basis, the vast majority ($100 million) provided protection against frequency and severity of natural perils events in the U.S. and Europe for wind and earthquake, with flood coverage provided in addition for European exposures. Also included within these purchases was $60 million on an index trigger rather than indemnity basis with the majority providing coverage against frequency of U.S. wind events and $40 million covering both wind and earthquake. In addition, with effect from April 2009, we entered into 12-month reciprocal arrangements with two major reinsurers accepting Japanese earthquake exposure and ceding our exposures to windstorms in parts of the U.S. The aggregate event limits of these agreements are in excess of $100 million with both reinsurances responding on an index trigger basis.

In 2009, losses triggering our reinsurance protections were negligible. We had total recoverables across all years of $101.1 million.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 100% of our uncollateralized reinsurance is provided by those who have been assigned a rating of “A−” (Excellent) (the fourth highest of fifteen rating levels) or better. In 2009, $149 million of reinsurance capacity was secured from reinsurance markets unrated by A.M. Best, of which $125 million was fully collateralized with cash and securities. Of the remaining $24 million, 57% was provided by reinsurers rated A or better by S&P.

We are also a member of Pool Reinsurance Company Limited, commonly known as Pool Re, which is authorized to write reinsurance relating to terrorist risks on commercial property insurance and consequential losses in England, Scotland or Wales. Pool Re has a retrocession agreement with HM Treasury, the U.K. Government economics and finance ministry, to which it pays a reinsurance premium and from which it will recover any claims that exceed its resources. Pool Re provides an indemnity in respect of Aspen U.K.’s ultimate net loss, in excess of our retention, relating to damage to commercial property and consequential losses in England, Scotland or Wales caused by an act of terrorism. Our retention is calculated by reference to our market share of this type of coverage and for 2009, our retention was £690,000 per event with an annual aggregate of £1,380,000. For 2010, our retention is £920,000 per event with an annual aggregate of £1,840,000.

Risk Management

Risk Governance.  The Board of Directors considers effective identification, assessment, monitoring and mitigation of the risks facing our business to be a key element of its responsibilities and those of the CEO and management. The Board’s responsibility for oversight of the group’s risk management framework is enabled by management reporting processes that are designed to provide visibility to the Board and its Committees about key risks. Senior management regularly attend the Board meetings and are available to address any questions or concerns raised by the Board on risk management matters. The Board and its Committees also receive presentations from senior management on risk management efforts. In summary, the Board through its Committees oversees key risks to the business through a well established and comprehensive approach, which is described in greater detail below.

Board Committees.  The Board manages the key risks to the organization primarily through its Risk, Audit and Investment Committees. Each of the Committees is chaired by a director of the Company who also reports to the Board on the committees’ discussions and matters arising. Every director also receives all of the papers for each of the Committees.

The membership of the Board Committees is set out under Item 10 “Directors, Executive Officers of the Registrant and Corporate Governance.”

Risk Committee:  The purpose of the Committee is to assist the Board in its oversight duties in respect of the management of risk, including:

•	the establishment of the risk management strategy of the Company and its subsidiaries;

•	oversight and approval of the group’s risk management framework, methodologies and policies; and

•	review of the group’s approach for determining and monitoring adherence to risk limits.

Audit Committee:  This Committee is primarily responsible for assisting the Board in its oversight of the integrity of the financial statements. It is also responsible for reviewing the adequacy and effectiveness of the Company’s internal controls and receives regular reports from both internal and external audit in this regard.

Investment Committee:  This Committee is responsible for, among other things, setting and monitoring the group’s investment risk and asset allocation policies and ensuring that the Chairman of the Risk Committee is kept informed of such matters.

Management Committees.  The group also has a number of executive management committees which have oversight of risk and control effectiveness.

Group Executive Committee:  This is the main executive committee responsible for making proposals to the Board relating to the strategy and conduct of the business of the group. To assist in these duties, it receives regular reports from the Group Chief Risk Officer on whether the group is operating within agreed risk limits.

Capital Allocation Group:  This committee is primarily responsible for determining and allocating capital for the different lines of business. It also considers appropriate levels of risk limits for underwriting and other exposures for recommendation to the Risk Committee.

Reserve Committee:  This committee is responsible for managing reserving risk and recommending to the Board the appropriate level of reserves to include in the group’s financial statements.

Underwriting Committee:  The purpose of the Underwriting Committee is to assist the Group Chief Executive Officer in his oversight duties in respect of underwriting risk and to advise insurance subsidiaries as to whether proposed risks comply with group policies.

Reinsurance Credit Committee:  This committee sets credit limits, reviews our credit analysts’ evaluation of insurance and reinsurance counterparties and approves acceptable financial strength ratings of our counterparties. Our risk management function monitors individual exposures in addition to credit and market risk accumulations compared to set tolerances.

Group Chief Risk Officer.  In addition to the above, following our announcement in January 2010 of our organizational changes, which included the appointment of Julian Cusack as Group Chief Risk Officer, we took the decision to appoint local chief risk officers for our operating platforms in the U.K., the U.S. and Bermuda. Our Group Chief Risk Officer is a member of the Board and a member of the Risk Committee. His role includes providing the Board and the Risk Committee with input directly on all risk matters.

Risk Strategy.  We operate an integrated risk management strategy designed to deliver shareholder value in a sustainable manner while providing a high level of policyholder protection. The use of the word ‘integrated’ emphasizes that risk management is not simply a support function but is a way of thinking about and managing the business which is central to the formulation of strategy and annual business planning. The execution of our integrated risk management strategy is based on:

•	employing the best available talent across a wide range of risk-related disciplines;

•	sharing responsibility between a dedicated central team, managers within risk accepting business units and designated risk officers within each of our operating platforms;

•	the cascading of risk limits for material risks to risk accepting business units and regulated subsidiaries;

•	the use, subject to an understanding of their limitations, of an Economic Capital Model (“ECM”) and of stress and scenario testing to test strategic and tactical business decisions;

•	high quality measurement and reporting of risk positions and trends at business unit, regulated entity and group levels; and

•	a proactive and forward looking outlook designed to detect and analyse the impact of material changes in the external environment and emerging risks.

In 2009, S&P reaffirmed our Enterprise Risk Management rating as “Strong” for the third year in succession. We believe that this rating is an attestation of the strength of our risk management processes.

Risk Components.  The main types of risks that we face are:

Insurance risk:  The risk that claims occurring or reported in a period exceed the expected amounts (“underwriting risk”) or that reserves established in respect of prior periods are understated (“reserving risk”).

Credit risk:  The risk that a firm is exposed to if another party fails to perform its obligations. This principally comprises credit risks relating to premiums receivable and outward reinsurance. We include credit risks related to our investment portfolio under market risk.

Market risk:  The risk that arises from changes in the value of our investment portfolio from fluctuations in interest rates, bond yields, credit spreads and foreign currency exchange rates. This includes the risk of issuer default or ratings downgrades.

Operational risk:  The risk of loss resulting from inadequate or failed internal processes including the failure to comply with procedures and regulations.

Liquidity risk:  The risk that a firm fails to maintain sufficient liquid financial resources to meet its liabilities as they fall due, or can only secure them at excessive costs resulting in realized losses.

Key Risk Limits.  The Risk Committee of our Board of Directors reviews and approves the risk limits proposed by management. Only the relevant governing committees can make decisions to accept risks above agreed levels. Any risks accepted above agreed levels are reported to the Risk Committee.

We set out below our approach to establishing and monitoring risk limits for underwriting risk and market risk. Reserving risk is discussed elsewhere within “Management’s Discussion and Analysis — Critical Accounting Policies — Reserving Approach”.

Underwriting risk.  In addition to our risk limits for natural catastrophes described below, we also establish limits for our exposures to the risks of terrorism and to events other than natural catastrophes where claims may rise from multiple policies of insurance and reinsurance.

Category	Description	Tolerance

Natural catastrophe accumulation risk	The maximum net loss (1) we would expect from a single windstorm or earthquake event having a probability of occurring more often than once in every 250 years.	25% of Shareholders Equity (’SHE’)(2)
	The maximum net loss we would expect from a single windstorm or earthquake event having a probability of occurring more often than once in 100 years.	17.5% of SHE

(1)	Net loss means policyholder claims less reinsurance recoveries plus the cost of any additional reinsurance premiums payable less tax.

(2)	Shareholders’ equity means the total of ordinary and preference shareholders’ equity as reported in our balance sheets.

Natural catastrophe risk metrics are estimated using exposure based models driven by key assumptions relating, inter alia, to windstorm and earthquake frequencies and severities and the damageability of buildings in events of varying severity. These models are subject to unknown levels of model error and so our assurance that catastrophe events will be consistent with our risk limits cannot be absolute.

We seek to manage our exposure to the risk that premium levels are insufficient to meet expected loss costs by requiring all our pricing models to comply with our Group Pricing Standard which includes requirements as to data standards, technical pricing methods and independent quality control by our pricing actuaries. In recognizing that pricing is a core part of our underwriting approach, we manage pricing risk by continuously developing and enforcing our Group Pricing Standards within our Group Underwriting Control framework required for each portfolio. Our Group Pricing Standard sets out the minimum underwriting information and requires that all pricing decisions are made with the knowledge of a technical price benchmark which includes appropriate allowances for expected claims, internal expenses and external costs. We seek to monitor how the actual prices achieved compare to our technical price benchmarks over time for each portfolio and for segments therein. Finally we seek to improve the quality of our pricing decisions by complimenting our underwriting skills and expertise with robust actuarial analyses both pre- and post- underwriting and also by developing high quality pricing models and deploying them in an appropriately controlled environment.

Market risk.  We manage risk in our investment portfolio in a number of ways including concentration limits and single issuer limits, minimum average rating standards and stress tests.

In addition, we monitor Value-at-Risk (“VaR”) at the 95% confidence level against a limit of 7% using a model which estimates the sensitivity of a portfolio to a broad set of market risk factors model and is calibrated from historical market observations. In other words, 95% of the time, should the portfolio perform in accordance with the VaR model, the portfolio’s loss in any one-year period is expected to be less than or equal to the calculated VaR, stated as a percentage of the measured portfolio’s initial value.

We measure VaR for our portfolio on two different bases that place lower (short VaR) or higher (long VaR) weights on older price observations. As at December 31, 2009 our short VaR was 4.1% and our long VaR was 5.1%.

Like all such models, the VaR model we use suffers from limitations particularly in relation to extreme tail risk and in periods of extreme market volatility. Therefore, our policy for the management of investment risk does not provide for automatic action if VaR on either measure exceeds our risk limit and other considerations are taken into account when determining our asset allocation policy. However, if VaR does move above the risk limits management provides a report accordingly to the Risk and Investment Committees where any appropriate action will be determined.

Economic Capital Model.  Since inception, we have continually expanded our internal capabilities in terms of supporting and developing our ECM and the model now plays a central part in our risk management strategy.

The model has many and varied uses including helping us to:

•	understand our total capital requirements and the volatility of our business plans and to aid in the construction of a risk efficient portfolio; and

•	understand the risk adjusted returns of our underwriting and the value inherent in committing capital to different lines of business.

The ECM aims to capture all material and quantifiable risk types faced within the business plan. We have identified the most material types of risks at various points within the risk distribution as:

•	retained catastrophe losses;

•	retained non-catastrophe underwriting losses;

•	reserving deficiency/improvement;

•	total investment gain/loss (including unrealized gains and losses and default on investment counterparties);

•	credit-related losses from reinsurers or other debtor default; and

•	operational and other losses.

The model has been constructed based around a number of key underlying principles. The model aligns directly to the business plan and planning assumptions for the current underwriting year are assumed as ‘best estimate’ for the model.

For the purpose of determining economic capital requirements, we measure risk capital using Tail Value at Risk (“TVAR”) at the 99th percentile. TVAR is the average of all losses in excess of the selected percentile of the frequency distribution of simulated profits and losses generated by the ECM.

Our estimate of economic capital as of January 2010, including estimates of unrealized investment gains and losses, was $1,482 million. Our actual shareholders’ equity at December 31, 2009 was $3,305.4 million. Therefore, based on our ECM and actual shareholders’ equity, we can imply a capital adequacy of 223% as of December 31, 2009. Subsequent to the year end, we entered into an accelerated share repurchase agreement that has reduced our shareholders’ equity by $200 million. After taking into account this transaction, our capital adequacy reduces to 210%. We maintain capital levels well above the level of our economic capital in order to maintain our financial strength ratings (which require higher levels of capital) and to allow for model error.

Limitations.  Although the ECM is used widely in the business to help evaluate the risk return trade offs of various actions, we are aware of the limitations from the use of this and other models. Therefore other considerations, including, where appropriate, stress and scenarios testing, are invariably taken into account when making business decisions.

In general we recognize that sound risk management systems reduce, but cannot eliminate, the possibility of human error, subjective judgment in decision-making, the deliberate overriding of controls or the occurrence of unforeseeable circumstances. As a result, our risk management strategy including our risk capital modelling can only provide a reasonable level of assurance rather than an absolute level. An investor must therefore carefully consider all the risks. These include the risk factors described elsewhere in this report under “Item 1A, Risk Factors”, and which could cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the U.S. Securities and Exchange Commission (“SEC”).

Business Distribution

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

The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Property Reinsurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation (1)	$225.5	34.8%	$122.5	20.8%	$123.8	20.6%
Marsh & McLennan Companies, Inc.	120.4	18.6%	161.9	27.5%	178.5	29.7%
Benfield Group Limited (1)	—	—	93.2	15.8%	88.0	14.6%
Willis Group Holdings, Ltd.	145.7	22.4%	116.4	19.8%	96.9	16.1%
Ballantyne, McKean & Sullivan Ltd.	8.6	1.3%	3.7	0.6%	20.5	3.4%
Others	148.5	22.9%	91.3	15.5%	93.8	15.6%

Total	$648.7	100.0%	$589.0	100.0%	$601.5	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
Casualty Reinsurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
		($ in millions, except for percentages)

Aon Corporation (1)	$130.7	32.0%	$85.7	20.6%	$76.9	17.8%
Marsh & McLennan Companies, Inc.	54.7	13.4%	68.2	16.4%	63.6	14.7%
Benfield Group Limited (1)	—	—	42.8	10.3%	53.3	12.4%
Willis Group Holdings, Ltd	54.5	13.4%	45.0	10.8%	47.4	11.0%
Ballantyne, McKean & Sullivan Ltd	0.3	0.1%	20.8	5.0%	31.0	7.2%
Others	167.9	41.1%	153.8	36.9%	159.3	36.9%

Total	$408.1	100.0%	$416.3	100.0%	$431.5	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
International Insurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation (1)	$121.4	14.3%	$112.1	12.9%	$110.7	16.4%
Marsh & McLennan Companies, Inc.	127.5	15.1%	130.8	15.1%	91.9	13.7%
Benfield Group Limited (1)	—	—	12.4	1.4%	89.8	13.5%
Willis Group Holdings, Ltd.	93.2	11.0%	128.4	14.8%	51.7	7.6%
Ballantyne, McKean & Sullivan Ltd.	0.6	0.1%	4.9	0.6%	45.3	6.9%
United Insurance Brokers Limited	26.5	3.1%	—	—	—	—
Price Forbes & Partners Limited	25.3	3.0%	—	—	—	—
Jardine Lloyd Thompson Ltd.	24.0	2.8%	—	—	—	—
Miller Insurance Services Limited	24.0	2.8%	—	—	—	—
Others	405.2	47.8%	479.2	55.2%	273.7	41.9%

Total	$847.7	100.0%	$867.8	100.0%	$663.0	100.0%

(1)	Benfield Group Limited was an independent company prior to its acquisition by Aon Corporation on November 28, 2008 and is therefore shown separately for 2007 and 2008 in the above tables.

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
U.S. Insurance	December 31, 2009		December 31, 2008		December 31, 2007
	Gross		Gross		Gross
	Written		Written		Written
	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Swett & Crawford	$19.7	12.1%	$14.0	10.9%	$10.9	8.9%
AmWins	22.4	13.8%	14.1	11.0%	10.3	8.4%
Programs Brokerage Corp	—	—	—	—	9.3	7.6%
Colemont Insurance Brokers	9.0	5.5%	8.7	6.8%	7.9	6.4%
Risk Placement Services	7.7	4.8%	6.0	4.7%	—	—
Hull & Company	—	—	—	—	7.2	5.9%
Crump Insurance	6.9	4.2%	—	—	—	—
Partners Specialty Group	5.5	3.4%	5.3	4.1%	—	—
Others	91.4	56.2%	80.5	62.5%	76.9	62.8%

Total	$162.6	100.0%	$128.6	100.0%	$122.5	100.0%

Claims Management

The key responsibilities of our claims management department are to:

•	process, manage and resolve reported insurance and reinsurance claims efficiently and accurately, using workflow management systems, ensure the proper application of intended coverage, reserving in a timely fashion for the probable ultimate cost of both indemnity and expense and make timely payments in the appropriate amount on those claims for which we are legally obligated to pay;

•	contribute to the underwriting process by collaborating with both underwriting teams and senior management in terms of the evolution of policy language and endorsements and providing claim-specific feedback and education regarding legal activity;

•	contribute to the analysis and reporting of financial data and forecasts by collaborating with the finance and actuarial functions relating to the drivers of actual claim reserve developments and potential for financial exposures on known claims; and

•	support our marketing efforts through the quality of our claims service.

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

We utilize the services of third-party service providers for our U.K. commercial property and liability insurance operations. These providers have authority to handle claims up to a specific monetary threshold. Claims above these thresholds must be referred to our internal claims adjusters for all decisions. A team of in-house claims professionals oversees those outsourcing agreements. We manage, review and audit those claims handled under our outsourcing agreements.

Our U.S. property and casualty claims, on policies written by Aspen Specialty or Aspen U.K., are managed by a staff of experienced claims professionals. We are involved in every stage of the claims process, including the selection of counsel, the approval of budgets and staffing, review of motion papers and discovery, and the decision on whether to settle or try a case. We also utilize the services of third-party service providers, similar to our U.K. insurance operations, with similar controls.

Senior management receives a regular report on the status of our reserves and settlement of claims. We recognize that fair interpretation of our reinsurance agreements and insurance policies with our customers, and timely payment of valid claims, are a valuable service to our clients and enhance our reputation.

As part of our organizational changes announced in January 2010, we have decided to appoint a separate head of claims for each of insurance and reinsurance.

Reserves

Loss & Loss Expense Reserves.  Under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. These loss reserves consist of the following:

•	case reserves to cover the cost of claims that were reported to us but not yet paid;

•	incurred but not reported (“IBNR”) reserves to cover the anticipated cost of claims incurred but not reported; and

•	a reserve for the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process, known as Loss Adjustment Expenses (“LAE”).

Case Reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. The method of establishing case reserves for reported claims differs among our operations. With respect to our insurance operations, we are advised of potential insured losses and its claims handlers record reserves for the estimated amount of the expected indemnity settlement, loss adjustment expenses and cost of defense where appropriate. The reserve estimate reflects the judgement of the claims personnel and is based on claim information obtained to date, general reserving practices, the experience and knowledge of the claims personnel regarding the nature of the specific claim and where appropriate and available, advice from legal counsel, loss adjusters and other claims experts.

With respect to our reinsurance claims operations, claims handlers set case reserves for reported claims generally based on the claims reports received from our ceding companies and take into consideration our cedants’ own reserve recommendations and prior loss experience with the cedant. Additional case reserves (“ACR”), in addition to the cedants’ own recommended reserves, may be established by us to reflect our estimated ultimate cost of a loss. ACR’s are generally the result of either a claims handler’s own experience and knowledge of handling similar claims, general reserving practices or the result of reserve recommendations following an audit of cedants’ reserves.

IBNR Reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition on most occasions, we will not have specific information on IBNR claims; they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by line of business. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves.

The main projection methodologies that are used by our actuaries are:

•	Initial expected loss ratio (“IELR”) method: This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. The estimated loss ratio is based on pricing information and industry data and is independent of the current claims experience to date.

•	Bornhuetter-Ferguson (“BF”) method: The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date by using benchmark loss development patterns on paid claims data (“Paid BF”) or reported claims data (“Reported BF”). Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development and if IELR proves to be inaccurate can produce loss estimates which take longer to converge with the final settlement value of loss.

•	Loss development (“Chain Ladder”): This method uses actual loss data and the historical development profiles on older accident years to project more recent, less developed years to their ultimate position.

•	Exposure-based method: This method is used for specific large typically catastrophic events such as a major Hurricane. All exposure is identified and we work with known market information and information from our cedants to determine a percentage of the exposure to be taken as the ultimate loss.

In addition to these methodologies, our actuaries may use other approaches depending upon the characteristics of the line of business and available data.

While our actuaries calculate the IELR, BF and Chain Ladder methods for each line of business and each accident year, they provide a range of ultimates within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. In general terms, the IELR method is most appropriate for lines of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to override our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for lines of business in the casualty reinsurance segment. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our treaty risk excess line of business in our property reinsurance segment and marine hull line of business in our international insurance segment. The Chain Ladder method is appropriate when there is a relatively stable pattern of loss emergence and a relatively large number of reported claims. Typical examples are the U.K. commercial property and U.K. commercial liability lines of business in the international insurance segment. There are no differences between our year end and our quarterly reserving procedures in the sense that our actuaries perform the basic projections and analyses described above for each line of business.

Actuarial projection methodologies involve significant subjective judgments reflecting many factors such as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with underwriting, claims, legal and finance in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. Management through its Reserve Committee then reviews the range of actuarial estimates, which to date it has not adjusted, as well as any other evidence before selecting its best estimate of reserves for each line of business and accident year. This provides the basis for the recommendation made by management to the Audit Committee and Board of Directors regarding the reserve amount to be recorded in the Company’s financial statements. The Reserve Committee is a management committee consisting of the Chief Risk Officer (Chair of the Reserve Committee), the Group Chief Actuary, the Chief Financial Officer and senior members of our underwriting and claims staff.

Each line of business is reviewed in detail by management, through its Reserve Committee, at least once a year; the timing of such reviews varies throughout the year. Additionally, for all lines of business, we review the emergence of actual losses relative to expectations every fiscal quarter. If warranted from these loss emergence tests, we may accelerate the timing of our detailed actuarial reviews.

We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. A five percent change in our net loss reserves equates to $150.5 million and represents 4.6% of shareholders’ equity at December 31, 2009.

Reinsurance recoveries.  In determining net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2009, 2008, 2007, 2006, 2005, 2004, 2003 and 2002. No adjustment has been made for foreign exchange movements.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009
	($ in millions)

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6	2,244.3	2,557.8	2,702.6
Two years later	53.1	398.3	983.5	1,778.8	2,153.1	2,536.0
Three years later	52.4	381.2	952.1	1,726.4	2,114.8
Four years later	49.5	369.5	928.4	1,687.2
Five years later	47.3	365.0	910.5
Six years later	45.1	357.1
Seven years later	44.2
Cumulative redundancy	37.2	125.1	169.7	161.7	236.9	105.3	84.4
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0	88.0	399.7	332.4	585.1	534.2	677.0
Two years later	43.2	152.6	456.7	814.6	935.4	1,002.1
Three years later	43.6	161.2	555.4	1,087.4	1,243.5
Four years later	45.0	203.9	607.1	1,314.1
Five years later	61.9	220.8	661.8
Six years later	74.4	235.6
Seven years later	77.8

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009
	($ in millions)

Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3	2,739.9	2,883.3	3,041.9
Two years later	69.7	433.5	1,174.9	3,027.6	2,634.6	2,896.1
Three years later	69.0	403.7	1,157.4	2,957.4	2,625.9
Four years later	61.8	398.5	1,134.1	2,943.6
Five years later	65.2	393.5	1,118.4
Six years later	62.7	386.1
Seven years later	62.2
Cumulative redundancy (deficiency)	31.7	139.7	159.5	98.0	194.1	49.9	28.4

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002, except for the following amounts assumed as a result of acquisitions:

	Net Reserves as at December 31,
	2009	2008	2007	2006	2005	2004
	($ in millions)

Aspen U.K (formerly City Fire)	0.2	0.2	0.4	0.2	0.8	2.4
Aspen Specialty Runoff (Formerly Dakota Specialty)	0.2	1.9	0.6	0.5	1.6	2.8

Total	0.4	2.1	1.0	0.7	2.4	5.2

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

We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. Our investments consist of a diversified portfolio of highly-rated, liquid, fixed income securities and money market funds. In 2009, we invested $330 million into two dedicated credit portfolios which we have classified as trading securities and which have an average credit rating of A.

For 2009, we engaged BlackRock Financial Management, Wellington Management Company, Alliance Capital Management L.P., Credit Agricole Asset Management, Deutsche Bank Asset Management and Goldman Sachs Asset Management to provide investment advisory and management services for our portfolio of fixed income assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2009 was 6.1% (2008 — 3.8%). Total return is calculated based on total net investment return, including interest on cash equivalents, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2009.

Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2009, we did not make a strategic change in the fixed income portfolio duration which was 3.3 years as of December 31, 2009 (2008 — 3.1 years). Despite record low Treasury yields, investing premiums, maturities and interest income at historically wide spreads in high quality fixed income securities enabled us to maintain a reasonable book yield in 2009. As of December 31, 2009, the fixed income portfolio book yield was 4.2% compared to 4.6% as of December 31, 2008. We continuously monitor interest rate market developments with a view to managing portfolio duration accordingly.

We employ several third-party investment managers to manage our fixed income assets. We agree separate investment guidelines with each investment manager. These investment guidelines cover, among other things, counterparty limits, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum “A” portfolio credit rating for the portion of the assets they manage.

The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities as at December 31, 2009 and 2008:

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$492.1	$17.4	$(2.0)	$507.5
U.S. Agency Securities	368.6	20.7	(0.2)	389.1
Municipal Securities	20.0	—	(0.5)	19.5
Corporate Securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed Securities	110.0	5.1	—	115.1
Non-agency Residential Mortgage-backed Securities	34.2	8.6	(0.6)	42.2
Non-agency Commercial Mortgage-backed Securities	178.5	2.5	(1.0)	180.0
Agency Mortgaged-backed Securities	1,172.9	40.2	(3.5)	1,209.6

Total fixed income	5,064.3	198.7	(13.1)	5,249.9
Short term Investments	368.2	—	—	368.2

Total	$5,432.5	$198.7	$(13.1)	$5,618.1

	As at December 31, 2008
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Municipal Securities	7.7	0.3	—	8.0
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government Securities	363.6	20.9	—	384.5
Asset-backed Securities	218.1	—	(12.6)	205.5
Non-agency Residential Mortgage-backed Securities	80.0	—	(24.1)	56.3
Non-agency Commercial Mortgage-backed Securities	253.9	—	(34.7)	219.2
Agency Mortgage-backed Securities	1,058.5	33.2	(0.4)	1,091.3

Total fixed Income	$4,365.7	$170.4	$(103.0)	$4,433.1

Certain securities are denominated in currencies other than the U.S. Dollar. Currency fluctuations are reflected in the estimated fair value presented above.

The scheduled maturity distribution of fixed maturity securities as of December 31, 2009 and December 31, 2008 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2009
	Amortized		Average
	Cost or	Fair	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$296.4	$301.4	AA
Due after one year through five years	2,057.1	2,133.2	AA+
Due after five years through ten years	1,094.2	1,143.5	AA−
Due after ten years	121.0	124.9	AA

Subtotal	3,568.7	3,703.0
Non-agency Residential mortgage-backed securities	34.2	42.2	BBB−
Non-agency Commercial mortgage-backed securities	178.5	180.0	AAA
Agency mortgage-backed securities	1,172.9	1,209.6	AAA
Other asset-backed securities	110.0	115.1	AAA

Total	$5,064.3	$5,249.9

	As at December 31, 2008
	Amortized		Average
	Cost or	Fair	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$324.0	$328.9	AA+
Due after one year through five years	1,373.2	1,426.0	AA+
Due after five years through ten years	905.4	940.9	AA
Due after ten years	152.6	165.0	AA+

Subtotal	2,755.2	2,860.8
Non-agency Residential mortgage-backed securities	80.0	56.3	AAA
Non-agency Commercial mortgage-backed securities	253.9	219.2	AAA
Agency mortgage-backed securities	1,058.5	1,091.3	AAA
Other asset-backed securities	218.1	205.5	AAA

Total	$4,365.7	$4,433.1

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	($ in millions)

Pre-tax realized investment gains and losses
Short-term investments, fixed maturities and other investments
Gross realized gains	$22.4	$12.1	$5.4
Gross realized losses	(11.0)	(60.0)	(18.5)

Total pre-tax realized investment losses	11.4	(47.9)	(13.1)

Change in unrealized gains and losses
Fixed maturities	118.2	25.7	90.2
Short-term investments	—	(0.5)	0.9

Total change in pre-tax unrealized gains	118.2	25.2	91.1

Change in taxes	(16.4)	(5.9)	(16.8)

Total change in unrealized gains, net of tax	$101.8	$19.3	$74.3

Proceeds from sales and maturities of fixed investments during the twelve months ended December 31, 2009 and 2008 were $1,898.9 million and $2,358.8 million, respectively.

Fixed Maturities — Trading.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at December 31, 2009:

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$7.3	$—	$(0.8)	$6.5
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.8	—	—	1.8
Corporate Securities	313.2	16.6	(0.4)	329.4
Foreign Government Securities	4.9	0.2	—	5.1
Asset-backed Securities	5.0	—	—	5.0

Total Fixed Income	$332.6	$16.8	$(1.2)	$348.2

We have elected to apply the provisions of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement and Disclosures” to these financial instruments as this most closely reflects the facts and circumstances of the investments held.

Gross unrealized loss.  The following tables summarize as at December 31, 2009 and December 31, 2008, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage-backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

	As at December 31, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$7.4	$(0.4)	$1.0	$(0.1)	$8.4	$(0.5)
U.S. Agency Securities	11.4	(0.2)	—	—	11.4	(0.2)
Corporate Securities	326.8	(19.0)	192.0	(11.5)	518.8	(30.5)
Asset-backed Securities	190.4	(11.1)	15.0	(1.5)	205.4	(12.6)
Non-agency Residential Mortgage-backed Securities	55.9	(24.0)	0.4	(0.1)	56.3	(24.1)
Non-agency Commercial Mortgage-backed Securities	114.2	(7.2)	105.0	(27.5)	219.2	(34.7)
Agency Mortgage-backed Securities	42.3	(0.4)	—	—	42.3	(0.4)

Total	$748.4	$(62.3)	$313.4	$(40.7)	$1,061.8	$(103.0)

As at December 31, 2009, we held 277 fixed maturities (December 31, 2008 — 634 fixed maturities) in an unrealized loss position with a fair value of $973.0 million (2008 — $1,061.8 million) and gross unrealized losses of $13.1 million (2008 — $103.0 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.

Other-than-temporary impairments.  We recorded other-than-temporary impairments for the twelve months ended December 31, 2009 of $23.3 million (2008 — $59.6 million). We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position until its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income. Other-than-temporary impairment is discussed further in Note 6 of our consolidated financial statements.

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

Fair Value Methodology.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

We consider prices for actively traded Treasury securities to be derived based on quoted prices in active markets for identical assets, which are Level 1 inputs in the fair value hierarchy. We consider prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy.

We consider securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy. There have been no changes in our use of valuation techniques during the year.

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

The following table presents the table within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at December 31, 2009 and 2008.

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,029.8	$4,205.2	$14.9
Short-term investments available for sale, at fair value	293.1	75.1	—
Fixed income maturities, trading at fair value	11.6	336.5	—
Short-term investments, trading at fair value	—	3.5	—
Derivatives at fair value	—	—	6.7

Total	$1,334.5	$4,620.3	$21.6

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities, at fair value	$1,035.2	$3,395.1	$2.8
Short-term investments, at fair value	$141.2	$83.7	—
Derivatives at fair value	—	—	11.8

Total	$1,176.4	$3,478.8	$14.6

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value and also securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker-dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value consists of the credit insurance contract as described in Note 9.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2009 and December 31, 2008.

	Twelve Months Ended December 31, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
		($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(7.4)	(7.4)
Included in comprehensive income	3.8	—	3.8
Settlements	—	(2.7)	(2.7)
Other	—	5.0	5.0
Sales	(5.7)	—	(5.7)

Level 3 assets as of December 31, 2009	$14.9	$6.7	$21.6

During the year ended December 31, 2009, we recognized the extension of a credit derivative contract beyond the first cancellation period resulting in an increase in the fair market value of $5.0 million.

	Twelve Months Ended December 31, 2008
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2008	$—	$17.3	$17.3
Securities transferred in/(out) of Level 3	3.9	—	3.9
Total unrealized gains or (losses):
Included in earnings	(0.1)	(5.5)	(5.6)
Included in comprehensive income	(1.0)	—	(1.0)
Settlements	—	—	—
Sales	—	—	—

Level 3 assets as of December 31, 2008	$2.8	$11.8	$14.6

The following table presents our liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at December 31, 2009 and 2008.

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$11.1

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2009 and 2008.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
	($ in millions)	($ in millions)

Beginning Balance	$11.1	$19.0
Fair value changes included in earnings	(0.7)	(4.1)
Settlements	(6.2)	(3.8)
Purchases/Premiums	5.0	5.0

Ending Balance	$9.2	$11.1

During the year ended December 31, 2009, we recognized the extension of a credit derivative contract beyond the first cancellation period resulting in an increase in the fair market value of $5.0 million.

Other Investments.  Other investments as at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P.	25.0	27.3	—	—

Total other investments	$25.0	$27.3	$311.3	$286.9

Investment funds.  Investment funds have historically represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximated fair value. Realized and unrealized gains of $19.8 million (2008 — loss of $97.3 million) were recognized through the statement of operations in the year ended December 31, 2009. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds with effect at June 30, 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

Our active involvement with the funds of hedge funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date. The remaining $11.6 million receivable at December 31, 2009 is due by the third quarter of 2010.

Cartesian Iris 2009A.  On May 19, 2009, we invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to us.

The Company accounts for this investment in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2009, our share of gains and losses increased the value of our investment by $2.3 million (2008 - $Nil). The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information see Notes 6 and 18.

For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s, as well as participants in the capital markets such as Nephila, DE Shaw and Aeolus, some of which have greater financial, marketing and management resources than us. We compete with insurers that provide property and casualty-based lines of insurance and reinsurance, such as ACE Limited (“ACE”), Allied World, Arch Capital Group Ltd., Axis Capital Holdings Limited (“Axis”), Berkshire Hathaway Inc., Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Limited, Folksamerica Reinsurance Company, General Re Corporation, the Hannover Re Group (“Hannover Re”), IPC Holdings Ltd., Chartis, Lloyd’s, Montpelier Re Holdings Limited, Max Re Capital Group, Munich Reinsurance Company, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., QBE Insurance Group, Renaissance Re Holdings Ltd., SCOR

Group, Swiss Reinsurance Company, Transatlantic Holdings, Inc., XL Capital Ltd. (“XL”) and Converium. In addition, one of the effects of Hurricane Katrina has been the formation of new Bermudian reinsurers, the “class of 2005,” a number of whom (Validus, Ariel, Harborpoint and Lancashire) have become competitors of ours, often as follow markets. In our international insurance segment, we compete with Chartis, Axis, Global Aerospace Underwriting Managers Limited, Hannover Re, Lloyd’s and Zurich Re. In our U.K. commercial property and liability insurance lines of business specifically, we also compete with ACE, Affiliated FM Insurance Company, Allianz SE, Allied World, Chartis, Amlin Plc, AXA, Beazley Group Plc, Brit, Catlin Group Ltd., Endurance, Fusion Insurance Services Limited, Gerling General Insurance Company, Hiscox Ltd, Ironshore, QBE Insurance Group, Liberty Mutual Insurance Company, Mitsui Sumitomo Insurance Company Limited, Markel International Insurance Company Limited (“Markel”), Navigator’s, Novae, Travelers Insurance, Norwich Union, Quinn-direct Insurance Limited, Royal & Sun Alliance Insurance Group plc., Tokio Marine Europe Insurance Limited, Towergate Underwriting Group Limited, Zurich Re, XL and various Lloyd’s syndicates. In our U.S. insurance segment, we compete with Admiral Insurance Company, CNA Financial Corporation, The Colony Group, Crum & Forster Holdings Corp., Ironshore Inc, Pacific, Lexington Insurance Company, Markel, RLI Corp., RSUI Group Inc., Travelers, Scottsdale Insurance Company and XL.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. On January 12, 2010, A.M. Best affirmed Aspen Bermuda’s and Aspen U.K.’s financial strength rating of A (Excellent). As of February 15, 2010, our Insurance Subsidiaries are rated as follows:

Aspen U.K.
S&P	A (Strong) (seventh highest of twenty-two levels)
A.M. Best	A (Excellent) (third highest of fifteen levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Bermuda
S&P	A (Strong) (seventh highest of twenty-two levels)
A.M. Best	A (Excellent) (third highest of fifteen levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Specialty
A.M. Best	A (Excellent) (third highest of fifteen levels)

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of Aspen U.K.’s, Aspen Specialty’s and Aspen Bermuda’s ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest). Aspen Specialty’s rating reflects the Aspen group rating issued by A.M. Best in April 2009 and re-affirmed in January 2010. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s.

Employees

As of December 31, 2009, we employed 614 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2009 and 2008, our employees were located in the following countries:

	As at	As at
	December 31,	December 31,
Country	2009	2008

United Kingdom	357	321
United States	171	149
Bermuda	53	55
France	5	4
Switzerland	16	11
Singapore	6	4
Ireland	6	6

Total	614	550

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

Bermuda Regulation

General.  As a holding company, Aspen Holdings is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations (the “Insurance Act”), as amended, regulate the insurance business of Aspen Bermuda, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. Of the six classifications of insurers carrying on general business, Aspen Bermuda is registered as a Class 4 Insurer which is the highest classification.

The Insurance Act requires Aspen Bermuda to appoint and maintain a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the Annual Statutory Financial Return and Capital and Solvency Return.

The Insurance Act imposes solvency, capital adequacy and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and the production of documents, and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist, and the filing of the required annual returns with the BMA.

Supervision.  The BMA may appoint an inspector with extensive powers to investigate the affairs of Aspen Bermuda if it believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Aspen Bermuda to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of Aspen Bermuda becoming insolvent, or being in breach of the Insurance Act, or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct Aspen Bermuda: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; and/or (vii) to limit its premium income.

Restrictions on Dividends.  Aspen Bermuda and Aspen Holdings must also comply with the provisions of the Bermuda Companies Act 1981 (the “Companies Act”), as amended, regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to met its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 Insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed

25 percent of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files a solvency affidavit at least seven days in advance.

Enhanced Capital Requirements and Minimum Solvency.  With effect from December 31, 2008, the BMA introduced a risk-based capital adequacy model called the Bermuda Solvency Capital Requirement (“BSCR”) for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008, published on December 31, 2008, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA proposes that insurers operate at or above a threshold captive level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR (Enhanced Capital Requirement (“ECR”)) or approved internal model minimum amounts. The new capital requirements require insurers to hold available statutory capital and surplus equal to or exceeding ECR and set the TCL at 120% of ECR. Aspen Bermuda holds capital in excess of its TCL.

In addition to the new risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980 (as amended). While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 Insurer is also required to meet a margin of solvency as well as minimum amounts of paid-up capital for registration (termed the Regulatory Capital Requirement) (“RCR”)). Under the RCR, the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin, being equal to the greater of:

(a)	$100,000,000;

(b)	50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written); or

(c)	15% of net losses and loss expense reserves.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers, like Aspen Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined), letters of credit and guarantees.

Controller Notification.  Under the Insurance Act each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller. Aspen Bermuda is also required to notify the BMA in writing in the event of any person ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Aspen Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda.

U.K. and E.U. Regulation

General.  The Financial Services Authority (the “FSA”) is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including insurance, investment management, deposit taking and most other financial services carried on by way of business in the U.K.). Aspen U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance (which includes reinsurance) in all classes of general (non-life) business. An insurance company with FSA authorization to write insurance business in the United Kingdom may provide cross-border services in other member states of the European Economic Area (“EEA”) subject to notifying the FSA prior to commencement of the provision of services and to the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state. The FSA remains responsible for the supervision of Aspen U.K.’s European branches.

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons.

Supervision.  The FSA carried out a risk assessment visit to Aspen U.K. in 2008 and no material items arose out of the visit. The next risk assessment visit is scheduled to take place in 2011.

Restrictions on Dividend Payments.  The company law of England and Wales prohibits Aspen U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s rules require maintenance of each insurance company’s solvency margin within its jurisdiction.

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

In addition to its required minimum solvency margin each insurance company is required to calculate an ECR, which is a measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to a company’s business profile which includes capital charges based on assets, claims and premiums. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment (“ICA”). As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of ICAs. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer. Additionally, Aspen U.K. is required to meet local capital requirements for its branches in Canada, Singapore and Australia. Aspen U.K. holds capital in excess of all of its regulatory capital requirements.

An insurer that is part of a group is also required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and is not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result where the ultimate parent undertaking is outside the EEA, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Change of Control.  The FSA regulates the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under Financial Services and Markets Act (“FSMA”). Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired “control” of Aspen U.K. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. or AMAL (as relevant) by the FSA.

Switzerland Regulation

General.  Aspen U.K. established a branch in Zurich, Switzerland to write property and casualty reinsurance. The Federal Office of Private Insurance (“FOPI”), a predecessor to Financial Markets Supervisory Authority (“FINMA”) confirmed that the Swiss branch of Aspen U.K. is not subject to its supervision under the Insurance Supervision Law, so long as the Swiss branch only writes reinsurance. If Swiss legislation is amended, we may be subject to supervision by FINMA in the future.

Supervision.  Currently, the FSA assumes regulatory authority over the Swiss branch.

Singapore Regulation

General.  On June 23, 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a branch in Singapore. The activities of the Singapore branch are regulated by the MAS pursuant to The Insurance Act of Singapore. Aspen U.K. is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is regulated by ACRA pursuant to The Companies Act of Singapore.

Supervision.  The MAS conducted a review in December 2009 and Aspen U.K. does not believe that any material items arose from such review.

Canada Regulation

General.  Aspen U.K. has a Canadian branch whose activities are regulated by the Office of the Superintendent of Financial Institutions (“OSFI”). OSFI is the federal regulatory authority that supervises federal Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.

Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in November 2009. Aspen U.K. does not believe that any material items arose out of the visit and is awaiting the formal risk rating from OSFI.

Australian Regulation

General.  On November 27, 2008, Aspen U.K. received authorization from the Australian Prudential Regulation Authority (“APRA”) to establish a branch in Australia. The activities of the Australian branch are regulated by APRA pursuant to the Insurance Act of Australia 1973. Aspen U.K. is also registered by the Australian Securities and Investments Commission (“ASIC”) as a foreign company in Australia under the Corporations Act of Australia 2001.

Supervision.  APRA undertook a review of Aspen U.K’s Australian branch in June 2009 and received a “Normal” rating.

Lloyd’s Regulation

General.  Our Lloyd’s operations are subject to regulation by the FSA, as established by FSMA. We received FSA authorization on March 28, 2008 for AMAL. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. We received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion. We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AUL and their respective directors, is subject to the Lloyd’s supervisory regime.

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

Restrictions.  A Reinsurance to Close (“RTC”) is a contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium. An RTC is put in place after the third year of operations of a syndicate year of account. If the managing agency concludes that an appropriate RTC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

Intervention Powers.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. Further, the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.

If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

U.S. Entities and Regulation

General.  Aspen Specialty is licensed and domiciled as a property and casualty insurance carrier in North Dakota and is eligible to write surplus lines policies on an approved, non-admitted basis in 46 jurisdictions. Aspen U.S. Insurance Company was formed as a corporation in New York as of August 31, 2009, and it has a license application (pending) with the New York Insurance Department to write property and casualty insurance business on a fully admitted basis. In addition, on February 4, 2010, we entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. It is currently licensed to write business in 50 states and the District of Columbia. This transaction is subject to regulatory approval and other closing conditions.

Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts with branch offices in Arizona and Georgia. Aspen Management serves as a producer only for companies within the Aspen Group, and normally does not act on behalf of third parties or market directly to the public, although it is authorized to do so.

ASIS is a California-domiciled insurance producer authorized to place surplus lines business located in California. ASIS is authorized to act on behalf of the Aspen Group and third parties, under California law. In 2009, Aspen Re America Risk Solutions, LLC was created as a Connecticut-domiciled property, casualty and surplus lines producer.

Aspen Re America is incorporated in Delaware and functions as a reinsurance intermediary with offices in Connecticut, Illinois, Georgia and New York. It currently holds reinsurance intermediary authorizations in those states requiring same. Similarly, ARA-CA was created in 2007 to serve as a California reinsurance intermediary. Aspen Re America and ARA-CA both act as brokers for Aspen U.K. only, and do not currently serve as intermediaries for third parties or market directly to the public, although they are authorized to do so under their state licenses.

Aspen U.S. Services is a management and service company providing administrative and technical services to the above entities, primarily from our Rocky Hill, Connecticut office. It files annual reports with the Corporation Department, Secretary of State or equivalent state agencies in the various states where we have physical offices. In general, apart from periodic license renewal filings, no filings are required with state insurance departments.

Aspen U.S. Holdings is the direct holding company parent of all above entities, domiciled in Delaware.

U.S. Insurance Holding Company Regulation of Aspen Holdings.  Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is domiciled. These laws generally require that Aspen Specialty furnish annual information about certain transactions with affiliated companies within the same holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance (“NDCI”).

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

North Dakota law provides that control over a North Dakota domiciled insurer is presumed to exist if any person directly or indirectly owns, controls, holds with the power to vote, or holds proxies representing 10% or more of the voting securities of a North Dakota insurer. Our by-laws limit the voting power of any shareholder to less than 9.5%; nevertheless, because a person controlling 10% or more of our ordinary shares would indirectly control the same percentage of the share capital of Aspen Specialty, there can be no assurance that the NDCI would not apply these restrictions on acquisition of control to any proposed acquisition of 10% or more of our ordinary shares.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Aspen Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Aspen Holdings might consider to be desirable.

State Insurance Regulation.  State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements or solvency standards, and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty, Aspen U.K. and other affiliates to file financial statements with insurance departments in every state where it is licensed or authorized or accredited or eligible to conduct insurance business; the operations of our companies are subject to examination by those departments at any time.

Aspen group entities prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). Of note, the North Dakota regulator completed an examination of Aspen Specialty in October 2008 and a final Report of Examination was issued by the state in July of 2009. There were no material issues reported. Financial statements and other reports are also sent to other states to enable our companies to write business on a non-admitted basis.

State Dividend Limitations.  Under North Dakota insurance law, Aspen Specialty may not pay dividends to shareholders that exceed the greater of 10% of Aspen Specialty’s statutory surplus as shown on its latest annual financial statement on file with the NDCI, or 100% of Aspen Specialty’s net income, not including realized capital gains, for the most recent calendar year, without the prior approval of the NDCI unless 30 days have passed after receipt by the NDCI of notice of Aspen Specialty’s declaration of such payment without the NDCI having disapproved of such payment. In addition, Aspen Specialty may not pay a dividend, except out of earned, as distinguished from contributed, surplus, nor when its surplus is less than the surplus required by law for the kind or kinds of business the company is authorized to transact, nor when the payment of a dividend would reduce its surplus to less than such amount. Aspen Specialty is required by North Dakota law to report to the NDCI all dividends and other distributions to shareholders within five business days following the declaration thereof and not less than ten business days prior to payment thereof. Similar laws in New York will apply to Aspen U.S. Insurance once its license is approved by the New York Department of Insurance.

State Risk-Based Capital Regulations.  Most states required that their domiciled insurers report their risk-based capital based on a formula calculated by applying factors to various asset, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The states use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for the purposes of initiating regulatory action, and not as a means to rank insurers generally. Most states’ insurance law impose broad confidentiality requirements on those engaged in any manner in the insurance business and on the regulator as to the use and publication of risk-based capital data. The regulator typically has explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels.

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

SAP established by the NAIC and adopted by the Departments of Insurance of most states, determines, among other things, the amount of statutory surplus and statutory net income of our U.S. insurance subsidiaries and thus determines, in part, the amount of funds they have available to pay as dividends to parent company entities.

Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to do business in the United States, although Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions as an alien, non-admitted insurer. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers. We do not intend that Aspen Bermuda maintains an office or solicits, advertises, settles claims or conducts other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. However, Aspen Bermuda has been recently authorized by the BMA to commence writing excess casualty insurance business. This effectively means that U.S. insureds are able to go out of state directly to Aspen Bermuda to insure their risks without the involvement of a local broker. Aspen U.K. does not maintain an office in the U.S. but writes excess and surplus lines business as an approved, but non-admitted, alien surplus lines insurer. It accepts business only though licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.

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

For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post contract-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $939.3 million and $937.1 million at December 31, 2008 and 2009, respectively. In the past, Aspen U.K. has applied for “trusteed reinsurer” approvals in states where U.S. cedants are domiciled and is currently an approved trusteed reinsurer in 49 U.S. jurisdictions.

Aspen U.K. is also writing surplus lines business in certain states, as noted above. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the Quarterly Listing of Alien Insurers (“Quarterly Listing”) that is maintained by the International Insurers Department (“IID”) of the NAIC. Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As at December 31, 2009, Aspen U.K. surplus lines trust fund was $80.4 million.

Certain jurisdictions also require annual requalification filings. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information.

Apart from the financial and related filings required to maintain Aspen U.K.’s approvals and eligibilities, there is limited application of U.S. jurisdictional regulation to Aspen U.K. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Aspen U.K.’s surplus lines transactions. Similarly, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. may be subject to state-specific incidental regulations in areas such as those pertaining to post-disaster Emergency Orders as noted above. We monitor all states for such activities and comply as necessary with pertinent legislation or insurance department directives, for all affected subsidiaries.

Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes returns to the New York Insurance Department with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. Syndicate 4711 is also listed in the Quarterly Listing of the IID. As at December 31, 2009, Syndicate 4711’s trust fund was $33.5 million.

Item 1A.	Risk Factors

We outline below factors that could cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the SEC. The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes to be material as of the date of this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Insurance Risks

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

The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in, and material effects on, our financial condition or results of operations for any fiscal quarter or year and our ability to write new business. In particular, we continue to write a considerable amount of business that is exposed to U.S. hurricanes and windstorms, California earthquakes and natural perils in Europe, Asia and Latin America. This volatility is compounded by accounting conventions that do not permit reinsurers to reserve for such catastrophic events until they occur. We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences per year in the future and that climate change may increase the frequency of severe weather events. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Although we attempt to manage our exposure to these events via a multitude of approaches including geographic diversification, geographical limits, individual policy limits, exclusions or limitations from coverage or choice of forum and limited purchase of reinsurance, these management tools may not react in the way that we expect. In addition a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition or results of operations.

We seek to limit the amount of exposure from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor on a regular basis our exposure to catastrophic events, including earthquake and wind against set limits. Currently we seek to limit the probable maximum pre-tax loss to 25% of total shareholders’ equity for a severe catastrophic event that could be expected to occur every 1 in 250 years and to 17.5% for a catastrophic event that could be expected to occur every 1 in 100 years, although we may change these thresholds at any time. There can be no guarantee that we will not suffer pre-tax losses in excess of these limits due to the inherent uncertainties in estimating the severity and frequency of the events and the error margin resulting from potential inaccuracies and inadequacies in external data provided, the modeling techniques and application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event.

We rely significantly on models to determine probable maximum losses, those models contain a lot of inherent uncertainties and as such our results may differ significantly from expectations.

To assess our loss exposure when we are pricing and managing accumulations, we rely on natural catastrophe models, which model various scenarios using a variety of assumptions. These models are developed by third-party vendors and are built partly on science, partly on historical data and partly on the professional judgment of our employees and other industry specialists. While the models have evolved considerably since the early 1990’s they do not necessarily accurately predict future losses or accurately measure losses currently incurred as they have many limitations. These limitations are evidenced by: significant variation in estimates between models and modelers; material increases and decreases in model results over time due to changes in the models and refinement of the underlying data elements and assumptions; and questionable predictive capability over longer time intervals. In addition, the models are not always fully reflective of policy language, demand surges, accumulations of losses under similar policies and loss adjustment expenses, each of which is subject to wide variation by storm.

The validity of modeled outputs also relies heavily upon the quality of the underlying exposure location data. While the quality of data is improving for the industry as a whole, data for certain regions, particularly in Europe and Asia, need further improvement. Modeled outputs may also be misinterpreted. Therefore, our results may differ significantly from expectations and our assumptions in our historical financial statements.

The nature and level of catastrophes in any period cannot be predicted, and the frequency and severity of such loss activity has recently fluctuated greatly and industry models may not adequately predict such losses.

Many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures, low wind shear and enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). While the 2009 U.S. hurricane season was benign, in 2004, 2005 and 2008 there was a marked increase in windstorm activity in comparison to longer term averages. Both the total number of storms and their intensity were greater than in recent years, as were corresponding claims and loss activity, as evidenced by Hurricanes Katrina, Rita and Wilma in 2005 and Hurricanes Ike and Gustav in 2008. We must assess the likelihood that this increased windstorm activity will continue. In any event, the customary industry-accepted methods of underwriting, reserving or investing may not be adequate and we may need to develop new means of managing risks related to catastrophes. This unpredictability with respect to catastrophes could adversely affect our profitability.

We may not be able to adequately price and reserve for the increased frequency and severity of catastrophes due to environmental factors such as global climate change, which may have a material adverse effect on our financial condition.

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

Given the scientific uncertainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated losses, which could adversely affect our profitability.

We could face unanticipated losses from war, terrorism and political instability, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

We may have substantial exposure to large, unexpected losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In our political and financial risk lines, we write traditional political risks including equity based investment risks; lenders interest; asset protection against political violence and related physical damage. These risks are inherently difficult to underwrite as they require a complex evaluation of the credit and geo-political risks. We also underwrite financial risk which includes all types of trade, debt and project finance. We attempt to manage our risk by diversifying our portfolio and enforcing line size and country aggregation limits and enforce a global stress loss limit of 20% of capital for these lines of business. However due to the inherent uncertainties in the model including but not limited to the assumptions and underlying data used and the current economic climate, there could be an increase in frequency and/or severity of political events in multiple countries that could result in losses that could materially exceed our expectations.

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

While global financial conditions remain volatile and uncertain and industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of our liability under insurance or reinsurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could have an adverse effect on our results of operations and financial condition.

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

We may face increased exposure as a result of litigation related to the crisis in the financial markets and recession, volatility in the capital and credit markets and the distress of global financial institutions. These economic and market conditions may increase allegations of misconduct or fraud against institutions that are impacted. Shareholders are bringing securities class actions against companies and lawsuits against company executives, directors and officers at investment banks, insurance companies, U.S. sub-prime lenders, Real Estate Investment Trusts (“REITs”), and other financial institutions. Actions like this could result in significant professional liability claims on D&O and E&O policies. The full extent of our liability and exposure to international financial institutions and U.S. professional liability claims in our financial institutions and management and technology liability insurance lines as well as our casualty reinsurance segment may not be known for many years after a contract is issued. This could adversely affect our results.

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

As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Although premium levels for many products have increased in the recent past, 2009 was a soft market for most of our lines of business. For 2010, we believe that a general climate of poor rate levels and soft market conditions will continue for a significant number of our business lines. In respect of current market conditions, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Market Conditions, Rate Trends and Developments in early 2010.” Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. To the extent these trends emerge, our future financial results could be adversely affected.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts in most of our lines of business are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contacts are subject to renewal.

We could be materially adversely affected to the extent that managing general agents, general agents and other producers exceed their underwriting authorities or otherwise breach obligations owed to us.

From time to time, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. We must rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. To the extent that our agents exceed their authorities or otherwise breach obligations owed to us in the future, our results of operations and financial condition could be materially adversely affected.

The aggregated risks associated with reinsurance underwriting could adversely affect us.

In our reinsurance business, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. It is possible that in the future, the number of claims will increase, and their size and severity could exceed our expectations. If unpredictable catastrophic events or other large losses occur, or if we fail to adequately manage our exposure to losses or fail to adequately estimate our reserve requirements, our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates. In particular, the number of claims may increase as a result of large liability losses, such as asbestos claims, or under adverse market conditions, increased claims under professional liability claims, D&O liability insurance, management and technology liability, or political risk insurance.

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

Our reserving process and methodology are subject to a quarterly review under the supervision of our Reserve Committee (a management committee), the results of which are presented to and reviewed by our Audit Committee. Establishing an appropriate level of loss reserves is an inherently uncertain process. The inherent uncertainties of loss reserves generally are greater for the reinsurance business as compared to the insurance business, principally due to the necessary reliance on the ceding companies for information regarding losses, and the lapse of time from the occurrence of the event to the reporting of the loss to the reinsurer and the ultimate resolution or settlement of the loss. In addition, although we conduct our due diligence on the transactions we underwrite in connection with our reinsurance business, we are also dependent on the original underwriting decisions made by the ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. Accordingly, actual claims and loss expenses paid will likely deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.

The failure of any risk management and loss limitation methods including risk transfer tools we employ could have a material adverse effect on our financial condition and our results of operations.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we must pay losses that exceed a specified retention. In addition, we limit program size for each client and from time to time purchase reinsurance for our own account. Reinsurance purchased may not always act in the way intended in the event of a claim due to ambiguities in the wordings leading to potential disputes. In the case of proportional property reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, though we may not be able to obtain such limits based on market conditions at such time. We also seek to limit our loss exposure by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. We also apply a similar approach to our political risk exposures.

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

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business.

Management of risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior or statistics based on historical models. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate, particularly in unusual markets and environments. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to date or properly evaluated.

The reinsurance that we purchase may not be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We have sought previously alternative ways of reducing our risk such as catastrophe bonds, and we may seek other ways such as contingent capital, sidecars or other capital market solutions, which solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Recent Business and Market Environment

The ongoing financial crisis has resulted in unprecedented levels of financial market volatility and reduced availability of credit, which may have a material adverse affect on our business and results of operations.

Our operations may be materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 and which substantially increased during 2008 showed some sign of improvement in 2009 in part as a result of government stimulus packages. Capital adequacy of financial institutions including insurance companies remains a concern. We have seen a variety of government interventions, fiscal and monetary policy changes and a reduction in credit availability as defaults rise. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a prolonged recession. In addition, the fixed income markets have experienced a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the sub-prime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with companies that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market volatility have had, and may continue to have, an adverse effect on us and enhance many of the risks that we usually face in our business and our investments. See “— The impairment of financial institutions increases our counterparty risk;” “— Certain of our policyholders and counterparties may not pay premiums owed to us due to bankruptcy or other reasons;” “— Our purchase of reinsurance subjects us to third-party credit risk;” “— The effects of emerging claims and coverage issues on our business are uncertain, particularly under current adverse market conditions;” “— Deterioration in the public debt and equity markets could lead to investment losses, which could affect our financial results and ability to conduct business; “— Recent events may result in political, regulatory and industry initiatives which could adversely affect our business,” below.

Profitability may be adversely impacted by inflated costs of settling claims.

The effects of cost inflation could cause the severity of claims from catastrophes or other events to rise in the future. Our calculation of reserves for losses and loss expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatments and litigation costs. We write liability/casualty business in the United States, the United Kingdom and Australia and certain other territories, where claims’ inflation has in many years run at higher rates than general inflation. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our segments are the U.S. Dollar, the British Pound, the Euro, the Swiss Franc, the Australian Dollar and the Singaporean Dollar. During the course of 2009, the U.S. Dollar/ British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.7014 to a low of £1:$1.3631. For the twelve months ended December 31, 2009, 2008 and 2007, 15.2%, 14.1% and 10.3%, respectively of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

We have used forward exchange contracts to manage our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, which could adversely affect our operating results.

We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry may increase competition.

The insurance and reinsurance markets continue to be highly competitive. We continue to compete with existing international and regional insurers and reinsurers some of which have greater financial, marketing, and management resources than we do. We also compete with new companies entering the market and with alternative products such as insurance / risk-linked securities, catastrophe bonds and derivatives. See “Business — Competition” under Item 1, above for a list of our competitors. There has also been a move for insureds to retain a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, and other mechanisms for funding their risks, rather than risk transferring insurance.

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

Governments may take unpredictable action to ensure continued supply of insurance particularly where a large event leads to withdrawal of capacity from the market. As a result of the financial crisis affecting the banking system and financial markets, a number of government initiatives have been launched in 2008 and 2009 that are designed to stabilize market conditions. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular.

Strategic Risks

Our Insurance Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be placed on creditwatch, revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. On January 12, 2010, A.M. Best affirmed Aspen Bermuda’s and Aspen U.K.’s financial strength rating to A (Excellent). In addition, Aspen Specialty’s rating was affirmed as part of the Aspen Group rating. Our business written through Syndicate 4711 also benefits from Lloyd’s rating which is currently A (Excellent) by A.M. Best and A+ (Strong) by S&P. If our or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it might be more difficult for us to market our products and to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, results of operations, liquidity and financial flexibility.

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

Our expansion will continue to place increased demands on our financial, managerial and human resources. In 2010, we plan to increase our business written in Latin America and enter the U.S. admitted market. In such regard, we entered into an agreement on February 4, 2010 to acquire a U.S. insurance company with licenses to write insurance business on an admitted basis. In addition, the increased regulatory complexity of our business brought about by operating in multiple jurisdictions increases our regulatory risk profile. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Our future profitability depends in part on our ability to further develop our resources and systems to effectively support such transition or expansion. Our inability to achieve such development or effective management may impair our future financial results.

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

We may fail to execute our strategy in new lines of business and territories, which would impair our future financial results.

We continue to expand our operations and in 2010 we plan to increase the business written in Latin America. Our expansion into new lines of business such as professional liability insurance, global excess casualty and non-marine transportation liability in 2007, financial and political risk, financial institutions and management and technology liability insurance in 2008 and credit and surety reinsurance business incepting in 2009, presents us with new and expanded challenges and risks which we may not manage successfully. We are continuing to strengthen the operational processes to support these lines of business. In general, our techniques for evaluating and modeling risk in these new lines of business are not as developed as the models for pre-existing lines of business. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, to deploy capital into more profitable business lines, to identify acquisition opportunities, to manage investments and preserve capital in volatile markets, and to establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on a regular basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claim losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our additional needs for capital will depend on our actual claims experience, especially for any catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected. If the market conditions that existed in 2009 were to persist, it may be difficult to access the capital markets to meet our needs as they arise.

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

In late 2007, chief insurance regulators in both Florida and New York proposed similar “ratings based” credit for reinsurance proposals. In relevant part, non-U.S. reinsurers like Aspen U.K. that are located in approved jurisdictions and that maintain (i) minimum capital and surplus of at least $250 million and (ii) specified ratings from at least two nationally recognized rating agencies, would be able to reduce their current reinsurance funding level of 100% of gross reinsurance liabilities. U.S. cedants would still be able to take 100% statement credit, at least for purposes of financial statements filed in Florida and New York, despite Aspen U.K.’s reduced funding. Florida formally promulgated such changes to its regulation regarding credit for reinsurance on September 16, 2008, but the proposal in New York is still pending. The U.S. federal and state governments, and the NAIC, continued in 2009 to discuss various regulatory modernization proposals including the provision to reduce U.S. collateral requirements for highly-rated non-U.S. reinsurers. These proposals would benefit Aspen, a highly-rated insurer, and would reduce our collateral requirements. It is uncertain when or how any of these proposals will be implemented. We will monitor the progress of the framework being implemented across the U.S. states and will consider our position with regard to seeking approval to reduce our collateral requirements.

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity,” to satisfy these requirements. If these facilities are not sufficient or if we are unable to renew these facilities at their expiration due to credit market constraints or unable to arrange for other types of security on commercially-acceptable terms, the ability of Aspen Bermuda and Aspen U.K. to provide reinsurance to U.S.- based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law or under our investment guidelines. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2009, we have $2,032.4 million in trust funds or pledged as collateral for secured letters of credit.

Investment Risks

We may be adversely affected by interest rate changes.

Our operating results are affected, in part, by the performance of our investment portfolio. Our investment portfolio contains fixed income securities which may be adversely affected by changes in interest rates. The movement of market interest rates has been volatile during 2009. Changes in interest rates could also have an adverse effect on our investment income and results of operations. For example, as interest rates have declined, our funds reinvested will earn less than expected.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our mitigation efforts include maintaining a portfolio, diversified by obligor and emphasizing higher-rated securities, with a 3.3 year duration to reduce the effect of interest rate changes on book value. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value.

Deterioration in the public debt and equity markets could lead to investment losses, which could affect our financial results and ability to conduct business.

Our funds are invested by several professional investment management firms under the direction of our Investment Committee in accordance with detailed investment guidelines set by us. See “Business — Investments” under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines, our investments are subject to general economic conditions, market risks and fluctuations, as well as to risks inherent in particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, government intervention in a number of large financial institutions, defaults in the U.S. mortgage market, and the significant ratings downgrades of some credits, may put our investments at risk. The ongoing global credit and liquidity crisis has caused significant price erosion in even the highest rated “plain vanilla” securities. Recent credit spreads on both corporate and structured securities have widened, resulting in continuing depressed valuations. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2009, 48.6% or $259.9 million, of our income before tax was derived from our net invested assets.

Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results and ability to conduct business.

We hold, and may in the future purchase, certain investments that may lack liquidity, such as non-agency Residential Mortgage-Backed Securities, Asset-Backed Securities and Commercial Mortgage-

Backed Securities and our original investment of $25 million in Cartesian Iris 2009A L.P., which was formed to provide capital for a new Bermudian reinsurer, focusing on insurance-linked securities. These investments represented approximately 5.4% of our investment portfolio as of December 31, 2009. During the height of the financial crisis even some of our very high quality assets were more illiquid than normal. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our financial results and ability to conduct business could be affected negatively.

Our investment portfolio includes below investment-grade or unrated securities that have a higher degree of credit or default risk which could adversely affect our results of operations and financial condition.

Our investment portfolio is primarily invested in high quality, investment-grade securities. However, as a result of downgrades a small portion of the portfolio is in below investment-grade or unrated securities. At December 31, 2009, below investment-grade or unrated securities comprised approximately 1.9% of our investment portfolio. These securities also have a higher degree of credit or default risk and are much less liquid than the rest of our portfolio. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place investment guidelines to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods prolonged economic weakness (such as the current recession), we may experience default losses in our portfolio. This may result in a reduction of net income and capital.

Operational Risks — Regulatory

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

Material changes in voting rights and connected party transactions may require regulatory approval or oversight by the FSA.

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

Aspen U.K. may be required to hold additional capital in order to meet the FSA’s solvency requirements.

Aspen U.K. is required to provide the FSA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty or Syndicate 4711 were to experience financial difficulties, it could affect the “solvency” position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen U.K. The FSA requires insurers and reinsurers to calculate their ECR, an indicative measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to its business profile which includes capital charges based on assets, claims and premiums. The level of ECR seems likely to be at least twice the existing required minimum solvency margin for most companies, although the FSA had already adopted an informal approach of encouraging companies to hold at least twice the current E.U. minimum. In addition, the FSA may give guidance regularly to insurers under “individual capital guidance,” which may result in guidance that a company should hold capital in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K., impacting our profitability.

Changes at the EU level may also affect Aspen U.K.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom must comply with E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen U.K. will operate. We can give no assurance as to how E.U. and other relevant laws will be applied within the sectors in which Aspen U.K. is currently active. Unexpected changes to market practices may be necessary or desirable as a result of any action taken by the E.U. Commission, which may impact our results of operations.

The EU Directive on Solvency II may affect the way in which Aspen U.K. manages its business.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II was adopted by the European Parliament in April 2009. Insurers and reinsurers within the EEA will need to be compliant with Solvency II by October 31, 2012. Solvency II presents a number of risks to Aspen U.K. The FSA’s existing regime is expected to meet many of the new measures but insurers are expecting to undertake a significant amount of work to ensure that they will meet the new requirements and this may divert finite resources from other business related tasks. Final Solvency II guidance has yet to be published, consequently Aspen’s implementation plans are based on its current understanding of the Solvency II requirements and Solvency II equivalence for the BMA’s regime, which may change. Increases in capital requirements as a result of Solvency II may be required and may impact our results of operation.

The activities of Aspen U.K. may be subject to review by other insurance regulators.

Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, all other EEA states and certain Latin American countries. In addition, Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and assess that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.

The Bermudian regulatory system and potential changes thereto, could have a material adverse effect on our business.

Aspen Bermuda is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Aspen Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds. With effect from December 31, 2008, the BMA introduced a risk-based capital adequacy model called the Bermuda Solvency Capital Requirement for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization.

The BMA has published a number of consultation and discussion papers covering the following proposed regulatory changes which may or may not become adopted in present or revised form in the future:

•	the introduction of a group-wide supervision for insurance groups and insurance subgroups that form part of a financial group or mixed conglomerate;

•	the introduction of a three-tried capital system designed to assess the quality of an insurer’s capital resources eligible to satisfy an insurer’s regulatory capital requirement level. It is intended that this regime be introduced effective December 31, 2010;

•	the issuance of an Insurance Code of Conduct which establishes duties, requirements and standards to be complied with by insurers including the procedures and sound principles to be observed by such insurers;

•	enhancements to the disclosure and transparency regime by introducing a number of additional qualitative and quantitative public and regulatory disclosure requirements; and

•	the introduction of own risk and solvency assessment which will require insurers to demonstrate the link between capital adequacy, risk governance process and strategic decision making.

The insurance laws or regulations of other jurisdictions could have a material adverse effect on our business.

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

AMAL and AUL.  AMAL is the managing agency and AUL is the sole corporate member for our new Lloyd’s platform, Syndicate 4711. Both entities are incorporated in the U.K. Both the FSA and Lloyd’s have regulatory authority over AMAL and Lloyd’s has regulatory authority over AUL. Both regulators have substantial powers in relation to the companies they regulate, including the removal of authorization to carry on a regulated activity or to continue as a member of Lloyd’s.

The Council of Lloyd’s and the Lloyd’s Franchise Board have wide discretionary powers to supervise members of Lloyd’s.

The Council of Lloyd’s may, for instance, vary the method by which the capital requirement is determined, or the investment criteria applicable to Funds at Lloyd’s. The former restriction might affect the maximum amount of the overall premium income that we are able to underwrite and both might affect our return on investments. The Lloyd’s Franchise Board also has wide discretionary powers in relation to the business of Lloyd’s managing agents, such as AMAL, including the requirement for compliance with the franchise performance and underwriting guidelines. The Lloyd’s Franchise Board imposes certain restrictions on underwriting or on reinsurance arrangements for any Lloyd’s syndicate and changes in these requirements imposed on us may have an adverse impact on our ability to underwrite which in turn will have an adverse effect on our financial performance.

Changes in Lloyd’s regulation or the Lloyd’s market could make Syndicate 4711 less attractive.

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

Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “— Our Insurance Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our sales and earnings to decrease,” above.

U.S. Entities — Aspen Specialty, Aspen U.S. Insurance Company, and affiliated producer entities.  Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the North Dakota Commissioner of Insurance. Aspen U.S. Insurance is organized in New York with licenses pending with the New York Insurance Department. These states also have regulatory authority over a number of affiliate transactions between the insurance companies and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. policyholders, not our shareholders or noteholders. Among other matters, state insurance regulations will require Aspen entities to maintain minimum levels of capital, surplus and liquidity, require insurers to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen entities in the U.S. to write new business or distribute assets to Aspen Holdings.

New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations.

Along with our peers in the industry, we will continue to monitor such changes in existing laws and regulations and the possibility of a dual regulatory framework in the U.S.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, the U.S. Congress has been actively exploring whether the federal government should play a greater role in the regulation of insurance. Especially in light of the recent financial markets crisis, U.S. Congress is seeking to regulate insurers potentially under a dual regulatory system, with significant state and federal level oversight. Moreover, the NAIC and state insurance regulators regularly examine existing laws and regulations. Changes in federal or state laws and regulations or the interpretation of such laws and regulations could have a material adverse effect on our business.

As an example of such federal regulation, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, TRIA was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law has been extended twice, and is currently scheduled to expire on December 31, 2014. TRIA established a federal assistance program to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. Thus, Aspen Specialty is required to offer terrorism coverage including both domestic and foreign terrorism, and has adjusted the pricing of TRIA coverage as appropriate to reflect the broader scope of coverage being provided. Similar federally-sponsored mandatory programs may come into play in the near future for funding of catastrophic risk or other risks of loss in the public eye, with unknown impact to Aspen.

This year, the Senate Banking Committee released a first draft of the American Financial Stability Act of 2009 (the “AFSA”). Title V of the AFSA proposes important reforms for the insurance industry. The Act incorporates the Non-Admitted and Reinsurance Reform Act (the “NRRA”) that was passed by the House of Representatives on September 9, 2009 without any changes. The NRRA would establish national standards on how states may regulate and tax surplus lines insurers and also sets national standards concerning the regulation of reinsurance. In particular, the NRRA would give regulators in an insured’s home state authority over most aspects of surplus lines insurance, including the right to collect and allocate premium tax with respect to policies with multi-state perils, and regulators in a reinsurer’s state of domicile would be given the sole responsibility for regulating the reinsurer’s financial solvency. The NRRA would also prohibit a state from denying credit for reinsurance if the domiciliary state of the insurer purchasing reinsurance recognizes credit for reinsurance.

The AFSA would also create an Office of National Insurance within the Department of Treasury, designed to promote national coordination within the insurance sector and would have the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. The proposal also aims to coordinate federal efforts and establish federal policy on prudential aspects of international insurance matters, including representing the United States as appropriate in international insurance forums and with foreign regulators. These measures could ultimately lead to legislation which could have a material financial impact on us.

Changes in U.S. State insurance legislation and insurance department legislation may impact on liabilities assumed by our business.

Aspen Specialty, Aspen U.K. and various affiliates are subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the companies in such states. For example, a result of natural disasters, Emergency Orders and related regulations may be periodically issued or enacted by individual states. This may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to the company on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. Certain states with catastrophe exposures (e.g., California earthquakes, Florida hurricanes) have opted to establish state-run, state-owned reinsurers that compete with us and our peers. These entities tend to reduce the amount of business available to us.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits are granted or renewed by the Bermuda Department of Immigration upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda government announced a policy limiting the duration of work permits up to a maximum of nine years, Non-Bermudian employees who have been deemed “key” to Aspen Bermuda have been made exempt from those term limits.

As of December 31, 2009, we had 53 employees in Bermuda. Julian Cusack, the current Group Chief Operating Officer and Chairman and CEO of Aspen Bermuda and James Few, Managing Director, Aspen Re and Chief Underwriting Officer of Aspen Bermuda are non-Bermudian who are working under work permits that will expire in March 2013. Messrs. Cusack and Few have key worker status and therefore term limits do not apply. In this case, their work permits would only not be renewed in the event that a Bermudian (and/or spouse of a Bermudian) is qualified to perform their duties. None of our current non-Bermudian employees for whom we have applied for a work permit have been denied. We could lose the services of Messrs. Julian Cusack or James Few or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

From time to time, government authorities seek to more closely monitor and regulate the insurance industry, which may adversely affect our business.

The Attorneys General for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage compensation practices.

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

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited historical information through December 31, 2009.

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

Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2009. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Operational Risks — Our People

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

Operational Risks — Our Processes

We rely on third-party service providers for some of our operations and systems.

We rely on third-party service providers for a variety of services and systems, which include but are not limited to, some claims handling activity, support on our underwriting and finance systems, investment management and catastrophe modeling. If our third-party service providers fail to perform as expected, it could have a negative impact on our business and results of operations.

Credit Risks

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. See Item 1 above, “Business — Business Distribution” for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. In addition, as brokers merge with, or acquire, each other, there could be further strain on our ability to access business through a reduction in distribution channels. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

Our purchase of reinsurance subjects us to third-party credit risk.

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

Our Reinsurance Credit Committee regularly reviews the credit ratings of our reinsurers and sets policies and criteria for minimum credit rating requirements, the approval process and usage limitations for reinsurers and brokers. We may change these policies and criteria at any time.

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

Dividend Limitation Risks

Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, to our preference shareholders and ordinary shareholders, if any. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See “Business — Regulatory Matters — Bermuda

Regulation — Restrictions on Dividends,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Entities and Regulation — State Dividend Limitations” in Item 1 above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other distributions. Under the Bermuda Companies Act, we may declare or pay a dividend out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due or if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. There are further restrictions to those outlined above and as such if you require dividend income you should carefully consider these risks before investing in us. For more information regarding restrictions on the payment of dividends by us and our Insurance Subsidiaries, see “Business — Regulatory Matters” in Item 1 above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7.

Risks Related to Our Ordinary Shares

Future sales of ordinary shares may affect their market price and the future exercise of options may result in immediate and substantial dilution.

As of December 31, 2009, there were 83,327,594 ordinary shares outstanding. Of these shares, most are freely transferable, except for any shares sold to our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

Moreover, as of February 15, 2010, an additional 1,276,180 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Appleby Services (Bermuda) Ltd, formerly Appleby (Bermuda) Trust Limited (the “Names’ Trustee”), as successor trustee of the Names’ Trust, which holds the options and shares for the benefit of the members of Syndicate 2020 who were not corporate members of Wellington Underwriting Agencies Limited (“WUAL”). The Names’ Trustee may exercise its options on a cashless basis, which allows it to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. This cashless exercise feature may provide an incentive for the Names’ Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate dilution of your investment.

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

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual PIERS or to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (the “Perpetual Preference Shares”)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2009, there were 83,327,594 ordinary shares outstanding of which 7,916,121 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

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

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda-exempted company other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non-resident of Bermuda, for as long as any equity securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA their permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the New York Stock Exchange (the “NYSE”) or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

Under the Insurance Act each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller.

The FSA regulates the acquisition of “control” of any U.K. insurance company or Lloyd’s managing agent which are authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of FSMA, as would a person who had significant influence over the management of such authorized insurance company or Lloyd’s managing agent, their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have sixty working days to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application would constitute a criminal offense. A person who is already deemed to have “control” will require prior approval of the FSA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.

Additionally, as we are the holding company of AMAL and AUL and since Lloyd’s supervises AMAL and AUL, the prior consent of Lloyd’s is required for any acquisition of “control”, as defined above, of AMAL and AUL.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Aspen Holdings, Aspen Bermuda and Acorn Limited an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Aspen Holdings, Aspen Bermuda, Acorn Limited or any of their respective operations, shares, debentures or other obligations until March 28, 2016. This undertaking does not, however, prevent the application of any such tax or duty to such persons as are ordinarily resident in Bermuda and shall not prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to land in Bermuda leased to Aspen Holdings or Aspen Bermuda. To date, the Minister of Finance has given no indication that the Ministry would extend the term of the assurance beyond 2016 or would not change the tax treatment afforded to exempted companies either before or after 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016.

Our non-U.S. companies (other than AUL) may be subject to U.S. tax and that may have a material adverse effect on our results of operations and your investment.

If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Management, Aspen Solutions and WU Inc.)

Aspen Holdings, Aspen Bermuda, and Acorn are Bermuda companies, and Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees are U.K. companies. We intend to manage our business so that each of these companies (other than AUL) will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Solutions and Aspen Management, as well as the binding authorities previously granted to Wellington Underwriting Inc. (“WU Inc.”) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the Aspen Re America, ARA-CA, ASIS, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its foreign subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above. AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K. (the “U.K. Treaty”), although the position is not certain.

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

If any of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our results of operations could be materially adversely affected.

Our U.K. operations may be affected by future changes in U.K. tax law.

Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL and AIUK Trustees should be treated as resident in the United Kingdom (by virtue of being incorporated and managed there) and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. companies.

The Finance Act 2009 introduced a new restriction on the deductibility of interest costs in computing taxable profits of companies for U.K. tax purposes, known as the “worldwide debt cap”, which applies to accounting periods beginning on or after January 1, 2010. Broadly, U.K. tax deductions for the net finance expense of the U.K. companies in a group are restricted by reference to (if less) the amount of the gross consolidated finance expense of the worldwide group.

However, there is an exemption from the “worldwide debt cap”, if all or substantially all of either the U.K. trading income or the worldwide trading income of the group is derived from the effecting or carrying out of insurance contracts, or investment business arising directly from such insurance activities. On the basis of the current business activities of the Aspen group, we consider that this exemption should apply. However, any disallowance of interest costs in computing taxable profits for U.K. tax purposes could adversely affect the tax charge to which the Aspen group is subject.

Consultation is ongoing with regard to changes to the U.K. controlled foreign company rules. The U.K. Government is expected to publish the details of the new proposed regime and draft legislation later in 2010, with a view to legislating in the Finance Bill 2011. Any changes to the U.K. controlled foreign company rules might affect the U.K.-resident entities of the Aspen group.

Our U.K. operations may be adversely affected by a transfer pricing adjustment in computing U.K. taxable profits.

Any arrangements between U.K.-resident entities of the Aspen group and other members of the Aspen group are subject to the U.K. transfer pricing regime. Consequently, if any agreement (including any reinsurance agreements) between a U.K.-resident entity of the Aspen group and any other Aspen group entity (whether that entity is resident in or outside the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K.-resident entities of the Aspen group.

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the “controlled foreign corporation” (“CFC”) rules.

If you are a “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non — U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non — U.S. corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the non — U.S corporation directly or indirectly through non — U.S. entities on the last day of the non — U.S. corporation’s taxable year on which it is a CFC, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non - U.S. insurance corporation typically includes non — U.S. personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non — U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non — U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non — U.S. corporation, or the total value of all stock of that non — U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non — U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

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

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under “Bye-laws” in Part II, Item 5(g) below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more non — U.S. entities should be treated as owning (directly, indirectly through non — U.S. entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its non — U.S. subsidiaries. It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of either of our non — U.S. Insurance Subsidiaries is allocated to the organization, which generally would be the case if any of our non — U.S. Insurance Subsidiaries is a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any of our shares. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non – U.S. affiliates, which, if enacted, could adversely impact our results.

Also, in this regard, a bill was introduced in Congress on December 7, 2009 that may require our non-U.S. companies to obtain information about our direct or indirect shareholders and to disclose information about certain of their direct or indirect U.S. shareholders and would appear to impose a 30% withholding tax on certain payments of U.S. source income to such companies, including proceeds from the sale of property and insurance and reinsurance premiums, if our non-U.S. companies do not disclose such information or are unable to obtain such information about our U.S. shareholders. If this or similar legislation is enacted, shareholders may be required to provide any information that we determines necessary to avoid the imposition of such withholding tax in order to allow our non-U.S. companies to satisfy such obligations. If our non-U.S. companies cannot satisfy these obligations, the currently proposed legislation, if enacted, may subject payments of U.S. source income made after December 31, 2012 to our non-U.S. companies to such withholding tax. In the event such a tax is imposed, our results of operations could be materially adversely affected. Subsequent bills introduced in Congress during 2010 have included substantially the same provisions. We cannot be certain whether the proposed legislation will be enacted or whether it will be enacted in its currently proposed form.

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

The Organization for Economic Cooperation and Development (the “OECD”), has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (TIEAs) with other OECD members or non-OECD members. With the signing of a TIEA with the Netherlands on June 8, 2009, Bermuda had 12 signed TIEAs. As of December 31, 2009, Bermuda had 18 signed TIEAs. In response to a number of measures taken and commitments by the government of Bermuda in June 2009, Bermuda was listed as a jurisdiction that has substantially implemented those standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

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

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease. We have also leased additional premises in London covering 9,800 square feet for a period of five years.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California and Atlanta, Georgia in the U.S. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore and Dublin. In 2010, we are also looking to open an office in Cologne, Germany and offices in Miami and New York.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

Item 3.	Legal Proceedings

On February 1, 2010, Liberty Mutual Group, Inc. and several of its affiliated companies (collectively “Liberty”) filed a complaint in the Supreme Court of the State of New York, County of New York, against us and several employees of Aspen Specialty Insurance Company (who had previously been employed by Liberty). The complaint alleges that the employees, who all work in the area of specialty professional underwriting, unlawfully conspired to breach duties of loyalty owed to Liberty and to misappropriate Liberty’s trade secrets and goodwill in anticipation of their coming to work for Aspen. The complaint further alleges that Aspen aided and abetted the employees’ claimed breaches of duty and otherwise tortuously interfered with, and misappropriated trade secrets from, Liberty. Liberty seeks preliminary and permanent injunctions against defendants, as well as compensatory and punitive damages. Aspen and its subsidiaries and employees deny liability and intend to vigorously defend the action.

In common with the rest of the insurance and reinsurance industry, we are also subject to litigation and arbitration in the ordinary course of our business. Our Insurance Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the US, a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Insurance Subsidiaries.

While any legal or arbitration proceedings contain an element of uncertainty, we do not believe that the eventual outcome of any specific litigation, arbitration or alternative dispute resolution proceedings to which we are currently a party will have a material adverse effect on the financial condition of or business as a whole.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our ordinary shares began publicly trading on December 4, 2003. Our NYSE symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of
	Ordinary Shares		Dividends Paid Per
	High	Low	Ordinary Share

Period
2009
First Quarter	$25.43	$18.46	$0.15
Second Quarter	$24.99	$20.44	$0.15
Third Quarter	$27.50	$22.45	$0.15
Fourth Quarter	$28.44	$25.20	$0.15
2008
First Quarter	$29.90	$25.67	$0.15
Second Quarter	$27.37	$23.67	$0.15
Third Quarter	$28.07	$22.58	$0.15
Fourth Quarter	$27.20	$14.33	$0.15

(b) As of February 1, 2010, there were 68 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual PIERS and Perpetual Preference Shares.

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

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Insurance Subsidiaries to pay us dividends. The Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, “Business — Regulatory Matters” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries in the three months ending December 31, 2009.

Number of
Date Issued	Shares Issued

October 15, 2009	483
December 15, 2009	758

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

(e) Shareholders’ Agreement and Registration Rights Agreement

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

(f) Bye-Laws

Our Board of Directors approved amendments to our bye-laws on March 3, 2005, February 16, 2006 and February 6, 2008 and February 3, 2009, which were subsequently approved by our shareholders at our annual general meetings on May 26, 2005, May 25, 2006, April 30, 2008 and April 29, 2009 respectively. Below is a description of our bye-laws as amended.

Our Board of Directors and Corporate Action.  Our bye-laws provide that the Board of Directors shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. Our Board of Directors is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Our Class I directors are elected to serve until the 2011 annual general meeting, our Class II directors are elected to serve until the 2012 annual general meeting and our Class III directors are elected to serve until our 2010 annual general meeting. Notwithstanding the foregoing, directors who are 70 years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board of Directors shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

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

Voting cutbacks.  In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder and provided further that; (ii) no portion of such reallocation shall apply to the shares held by Wellington or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10% (no longer relevant as they are not shareholders of the Company any longer). The references in the previous sentence to Wellington, 3i, Phoenix and Montpelier Reinsurance Limited are no longer relevant as they are no longer shareholders of the Company.

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

Voting of Non-U.S. Subsidiary Shares.  If the voting rights of any shares of the Company are adjusted pursuant to our bye-Laws and we are required or entitled to vote at a general meeting of any of

Aspen U.K., Aspen Bermuda, Aspen U.K. Holdings, Aspen U.K. Services, AIUK Trustees, AMAL, AUL, Acorn or any other directly held non-U.S. subsidiary of ours (together, the “Non-U.S. Subsidiaries”), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary.

In the event that a voting cutback is required, substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of the Non-U.S. Subsidiaries. This provision was amended at the 2009 annual general meeting to require the application of this Bye-Law only in the event that a voting cutback is required, as described above.

Capital Reduction.  At the 2009 annual general meeting, our bye-laws were amended to permit a capital reduction of part of a class or series of shares.

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

(g) Investor Options

Upon our formation in June 2002, we issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of Syndicate 2020 (the “Unaligned Members”), options to purchase 3,006,760 non-voting shares (the “Names’ Options”). All non-voting shares issued or to be issued upon the exercise of the Names’ Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. As of February 15, 2010, the Names’ Trustee held 1,276,180 Names’ Options. The rights of the holders of the Names’ Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the “Option Instrument”). The term of the Names’ Options expires on June 21, 2012. The Names’ Options may be exercised in whole or in part.

The Names’ Options are exercisable without regard to a minimum number of options to be exercised, at a sale (as defined in the Option Instrument) and on a monthly basis beginning in October 2005 (expiring June 21, 2012 unless earlier lapsed) following notification by the Unaligned Members to the Names’ Trustee of their elections to exercise the Names’ Options.

The Names’ Options will lapse on the earlier occurrence of (i) the end of the term of the Investor Options, (ii) the liquidation of the Company (other than a liquidation in connection with a reconstruction or amalgamation) or (iii) the completion of a sale (if such options are not exercised in connection with such sale).

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Names’ Options (June 21, 2002) until the date of exercise of the Names’ Options. The exercise price per option as at February 15, 2010 was approximately £12.10. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Names’ Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Names’ Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

Following the issuance of the Names’ Options, there are a range of anti-dilution protections for the optionholders if any issuance or reclassification of our shares or similar matters are effected below fair market value, subject to certain exceptions. Under these circumstances, an adjustment to the subscription rights of the optionholders or the subscription price of the Names’ Options shall be made by our Board of Directors. If optionholders holding 75% or more of the rights to subscribe for non-voting shares under the Names’ Options so request, any adjustment proposed by our Board of Directors may be referred to independent financial advisors for their determination.

(h) Description of our Perpetual PIERS

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

(i) Description of our Perpetual Preference Shares

In November 2006, our Board of Directors authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our Perpetual Preference Shares. On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares at a price of $12.50 per share.

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

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Super Composite Property-Casualty Insurance Index, for the period commencing December 31, 2004 and ending on December 31, 2009, assuming $100 was invested on December 31, 2004. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 31, 2004 through December 31, 2009. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 17.0%, (2) for the S&P 500 Composite Stock Price Index was 2.1% and (3) for the S&P Super Composite Property-Casualty Insurance Index was -6.7%.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2009, 2008, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2009, and for each of the twelve months ended December 31, 2009, 2008 and 2007, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2009	2008	2007	2006	2005
	($ in millions, except per share amounts and percentages)

Summary Income Statement Data
Gross written premiums	$2,067.1	$2,001.7	$1,818.5	$1,945.5	$2,092.5
Net premiums written	1,836.8	1,835.5	1,601.4	1,663.6	1,651.5
Net premiums earned	1,823.0	1,701.7	1,733.6	1,676.2	1,508.4
Loss and loss adjustment expenses	(948.1)	(1,119.5)	(919.8)	(889.9)	(1,358.5)
Policy acquisition and general and administrative expenses	(586.6)	(507.4)	(518.7)	(490.7)	(409.1)
Net investment income	248.5	139.2	299.0	204.4	121.3
Net income/(loss)	473.9	103.8	489.0	378.1	(177.8)
Basic earnings per share	5.82	0.92	5.25	3.82	(2.40)
Fully diluted earnings per share	5.64	0.89	5.11	3.75	(2.40)
Basic weighted average shares outstanding (millions)	82.7	83.0	87.8	94.8	74.0
Diluted weighted average shares outstanding (millions)	85.3	85.5	90.4	96.7	74.0
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	52%	66%	53%	53%	90%
Expense ratio (on net premiums earned) (2)	32%	30%	30%	29%	27%
Combined ratio (3)	84%	96%	83%	82%	117%
Summary Balance Sheet Data
Total cash and investments (4)	$6,811.9	$5,974.9	$5,930.5	$5,218.1	$4,468.5
Premiums receivable (5)	793.4	762.5	680.1	688.1	541.4
Total assets	8,257.2	7,288.8	7,201.3	6,640.1	6,537.8
Loss and loss adjustment expense reserves	3,331.1	3,070.3	2,946.0	2,820.0	3,041.6
Reserves for unearned premiums	907.6	810.7	757.6	841.3	868.0
Bank debt	—	—	—	—	—
Long term debt	249.6	249.5	249.5	249.4	249.3
Total shareholders’ equity	3,305.4	2,779.1	2,817.6	2,389.3	2,039.8

	Twelve Months Ended December 31,
	2009	2008	2007	2006	2005
	($ in millions, except per share amounts and percentages)

Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share (6)	$35.42	$28.95	$28.05	$22.44	$19.39
Diluted book value per share (treasury stock method) (7)	$34.14	$28.19	$27.17	$21.92	$18.81
Cash dividend declared per ordinary share	$0.60	$0.60	$0.60	$0.60	$0.60

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed maturities, other investments, short-term investments, accrued interest and receivables for investments sold.

(5)	Premiums receivable including funds withheld.

(6)	Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 95,209,008, 87,788,375, 85,510,673, 81,506,503 and 83,327,594 at December 31, 2005, 2006, 2007, 2008 and 2009, respectively. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

(7)	Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2005, 2006, 2007, 2008 and 2009, divided by the number of dilutive equivalent shares outstanding of 98,126,046, 89,876,459, 88,268,968, 83,705,984 and 86,465,357 at December 31, 2005, 2006, 2007, 2008 and 2009, respectively. At December 31, 2005, 2006, 2007, 2008 and 2009, there were 2,917,038, 2,088,084, 2,758,295, 2,199,481 and 3,137,763 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2009, 2008 and 2007 and of our financial condition at December 31, 2009. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying Notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.

On January 14, 2010, we announced a new organizational structure where we intend to manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. For additional details, see “— Recent Developments” below.

Aspen’s Year in Review

Our principal objective in 2009 was to continue to proactively manage our insurance and reinsurance portfolios in line with market conditions, while identifying opportunities to further diversify into profitable lines of business that have an appropriate strategic fit, financial prospects based on a strong track record and fit within our risk profile. We maintained a high quality investment portfolio, while exiting our alternative investments in funds of hedge funds during 2009.

Capital management.  During 2009, we continued to execute our strategy to optimize our capital structure, repurchasing 2.7 million of our 7.401% $25 liquidation value preference shares (NYSE:AHL-PA) at a price of $12.50 per share. In conjunction with that transaction, we issued 1.2 million ordinary shares with this being the primary driver of the increase in our total shares outstanding from 81.5 million at the end of 2008 to 83.3 million at December 31, 2009.

Diversification.  During 2009, we entered the credit and surety reinsurance and specie insurance markets, through our offices in Zurich, London and Connecticut.

Investment management.  In February 2009, we gave notice to redeem the balance of our involvement in the funds of hedge funds with effect on June 30, 2009. As a result, we recognized proceeds receivable from the redemption of funds of $307.1 million at June 30, 2009.

Our active investment and other obligations with the funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date. The outstanding balance of $11.6 million is expected to be received subsequent to the completion of the audited financial statements for the funds.

The duration of our fixed income portfolio has increased from approximately 3.1 years at December 31, 2008 to 3.3 years at December 31, 2009 and the book yield on our fixed income portfolio has reduced from 4.6% at December 31, 2008 to 4.2% at December 31, 2009. In 2009, we also recognized other-than-temporary impairment charges of $23.2 million. At December 31, 2009, approximately 27.7% of our fixed income securities comprised asset-backed and mortgage-backed securities, none of which we believe fall into the sub-prime category. We had negligible direct exposure to hybrid and preferred securities.

Cartesian Iris 2009A L.P.  Cartesian Iris 2009A L.P. is a variable interest entity under the guidance contained in ASC 820 Consolidations. On May 19, 2009, we invested $25.0 million with Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re.

In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to us. For more information, please see Notes 6 and 18 to the audited financial statements for the twelve months ended December 31, 2009 included elsewhere in this report.

Financial Overview

The following overview of our 2007, 2008 and 2009 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.  For 2009, we reported income after taxes of $473.9 million, a $370.1 million increase over the prior year. The increase is due to a combination of improved underwriting performance mainly arising from an absence of catastrophe losses, higher earned premium from teams established in 2008 and 2009 and a 78.5% increase in investment income from $139.2 million in 2008 to $248.5 million in 2009. This contrasts with 2008 which was impacted by adverse underwriting performance mainly arising from losses of $171.4 million, net of reinsurance recoveries, reinstatement premiums and tax following Hurricanes Ike and Gustav and adverse investment performance due to the turmoil in the financial markets which resulted in losses of $97.3 million from our investment in funds of hedge funds and $59.6 million of investment impairment charges. Net income after taxes of $489.0 million in 2007 included underwriting income of $295.1 million, reflecting a benign catastrophe season, and investment income of $299.0 million including a $44.5 million contribution from our investments in funds of hedge funds.

Gross written premiums.  Total gross written premiums increased by 3.3% in 2009 compared to 2008, and by 10.1% in 2008 compared to 2007. The changes in gross written premiums in each of our segments for the twelve months ended December 31, 2009 and 2008 are as follows, with reductions shown as negative percentages.

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Business Segment	Ended December 31, 2009		Ended December 31, 2008		Ended December 31, 2007
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Property Reinsurance	$648.7	10.1%	$589.0	(2.1)%	$601.5
Casualty Reinsurance	408.1	(2.0)%	416.3	(3.5)%	431.5
International Insurance	847.7	(2.3)%	867.8	30.9%	663.0
U.S. Insurance	162.6	26.4%	128.6	5.0%	122.5

Total	$2,067.1	3.3%	$2,001.7	10.1%	$1,818.5

Gross written premiums for 2009 have increased to $2,067.1 million from $2,001.7 million in 2008 due mainly to increased contributions from our property reinsurance and U.S. insurance segments, which were offset by declines in our international insurance and casualty reinsurance segments. The property reinsurance segment has benefited from a $48.8 million contribution from the newly established credit and surety reinsurance business written in our Zurich office. Our U.S. insurance segment has also experienced growth in the year, predominantly in the property line where gross written premiums increased from $53.2 million in 2008 to $82.5 million in 2009 due to new business growth and increased prices for catastrophe-exposed business. Gross written premiums in the international insurance segment have decreased marginally by 2.3% to $847.7 million when compared to 2008 due to a lack of demand for Gulf of Mexico energy cover, the repositioning of the financial institutions book and the U.K. liability book as we actively manage the cycle, compensating for an increase in premiums written in some of the other business lines. We have seen a small decrease of 2.0% in gross written premiums in the casualty reinsurance segment in response to the softening market.

The increase in gross written premiums in 2008, when compared with 2007, was driven by a $207.9 million contribution from new underwriting teams in international insurance established in the final quarter of 2007 and during 2008. This was offset by premium reductions in a number of our established lines, in particular property treaty catastrophe, property treaty risk excess, international casualty treaty reinsurance and U.K. commercial liability insurance.

Reinsurance.  Total reinsurance ceded in the year ended December 31, 2009 of $230.3 million was $64.1 million higher than in the corresponding period in 2008. The overall increase was due to an unusually low level in 2008 as we took advantage of favorable pricing conditions in 2007 which enabled us to purchase a number of reinsurance contracts covering a period of greater than 12 months, effectively covering the 2008 windstorm season. Costs in 2008 were impacted, however, by the recognition of $13.0 million of additional reinsurance premiums to reinstate cover from our reinsurance program following Hurricane Ike.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our four business segments for the twelve months ended December 31, 2009, 2008 and 2007 were as follows:

	Loss Ratios
	For the Twelve Months	For the Twelve Months	For the Twelve Months
Business Segment	Ended December 31, 2009	Ended December 31, 2008	Ended December 31, 2007

Property Reinsurance	21.7%	59.1%	39.7%
Casualty Reinsurance	67.3%	65.8%	69.9%
International Insurance	61.1%	71.5%	51.7%
U.S. Insurance	88.3%	62.9%	55.1%

Total	52.0%	65.8%	53.1%

The reduction in the property reinsurance loss ratio in 2009 was due mainly to an absence of major catastrophes when compared to $128.3 million of losses, net of reinsurance recoveries and reinstatement costs, associated with Hurricanes Ike and Gustav in 2008. The decrease in the loss ratio can also be attributed to reserve releases which increased to $58.5 million in 2009 compared to $12.1 million in 2008.

The loss ratio for casualty reinsurance increased to 67.3% from 65.8% in 2008 mainly as a result of less favorable development on prior accident years, particularly in our international casualty treaty line. Reserve releases reduced from $67.2 million in 2008 to $27.5 million in 2009. In 2007, we recognized $31.8 million of reserve releases emanating mainly from our U.S. casualty treaty account.

The loss ratio for the international insurance segment has reduced to 61.1% in 2009 from 71.5% in 2008 mainly due to the 2008 results being impacted by $45.7 million of net losses and $9.9 million of net additional reinstatement costs following Hurricanes Ike and Gustav. The 2008 loss ratio was also impacted by a net reserve strengthening of $3.9 million whereas in 2009, we have released $17.7 million from reserves due to favorable prior year development. In 2007, there was an absence of catastrophe losses and reserve releases of $80.8 million which had a favorable impact on the loss ratio.

The U.S. insurance segment had a loss ratio in 2009 of 88.3% up from 62.9% in 2008. The increase in the loss ratio is due to deterioration from our casualty insurance business line which has recorded a net reserve strengthening of $20.4 million in 2009 due to adverse experience from our New York contractors’ business.

Prior year reserve movements.  The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2009, 2008 and 2007, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effects on the loss ratio in each year are shown in the following table:

	For the Twelve Months	For the Twelve Months	For the Twelve Months
	Ended December 31, 2009	Ended December 31, 2008	Ended December 31, 2007
	($ in millions, except for percentages)

Reserve Releases	$84.4	$83.5	$107.4
% of net premiums earned	4.6%	4.9%	6.2%

Although total reserve releases for 2009 are in line with 2008, an increase in property reinsurance reserve releases has offset smaller reserve releases from our casualty reinsurance segment. Total reserve releases in 2009 are marginally higher than 2008 but have a lower impact on the loss ratio due to an increase in net earned premium. The reserve releases in 2008 were $23.9 million lower than in 2007 due predominantly to reserve strengthening in our international insurance segment compared to reserve releases in prior years.

Further information relating to the release of reserves can be found below under “— Reserves for Loss and Loss Adjustment Expenses — Prior Year Loss Reserves”.

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the twelve months ended December 31, 2009, 2008 and 2007:

	Expense Ratios
	For the	For the	For the
	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Policy Acquisition Expenses	18.3%	17.6%	18.1%
Operating and Administrative Expenses	13.8%	12.2%	11.8%

Expense Ratio	32.1%	29.8%	29.9%

Policy acquisition expenses have increased from $299.3 million in 2008 to $334.1 million in 2009, due primarily to commissions associated with the $146.3 million increase in gross earned premium but also due to the impact of profit-related commissions. The 2008 ratio benefited from $15.3 million of reinstatement and profit-related premium increases which incurred no additional acquisition costs in addition to lower profit commission accruals in a catastrophe-affected year. The higher policy acquisition expenses in 2007 were largely due to the impact from profit-related commissions.

Operating and administrative expenses increased by $44.3 million to $252.4 million in 2009 when compared to 2008 due predominantly to performance-related remuneration linked to our improved performance during the year. Operating and administrative expenses increased by $3.3 million in 2008 when compared to 2007, due mainly to a $6.8 million rise in costs in our international insurance segment resulting from our entry into new business lines, which was partially offset by a reduction in performance-related remuneration and a weakening of the British Pound against the U.S. Dollar.

Net investment income.  In 2009, we generated net investment income of $248.5 million, up 78.5% on the prior year (2008 — $139.2 million, 2007 — $299.0 million). The increase was mainly due to our investments in funds of hedge funds which contributed $19.8 million to net investment income in 2009 compared to a loss of $97.3 million in 2008. Our fixed income portfolio book yield reduced to 4.2% at December 31, 2009 from 4.6% at December 31, 2008 (2007 — 5.1%). Total cash and investments (including accrued interest and receivables for investments sold) increased from $6.0 billion at the end of 2008 to $6.8 billion at December 31, 2009 (2007 — $5.9 billion). The fixed income portfolio duration increased from 3.1 years in 2008 to 3.3 years in 2009 (2007 — 3.4 years) and the average credit quality of our fixed income book is “AA+”, with 74% of the portfolio being graded “AA” or higher. The average credit quality of our fixed income investment portfolio was “AA+” at the end of 2008 and “AA+” at the end of 2007.

Cartesian Iris 2009A L.P.  Cartesian Iris 2009A L.P. is a variable interest entity under the guidance contained in ASC 820 Consolidations. On May 19, 2009 we invested $25.0 million with Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to us. For more information please see Notes 6 and 18 to the audited financial statements for the twelve months ended December 31, 2009 included elsewhere in this report.

In the twelve months ended December 31, 2009, our share of gains and losses increased the value of our investment by $2.3 million to $27.3 million (2008-$Nil). The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

Change in fair value of derivatives.  In the twelve months ended December 31, 2009, we recorded a reduction in the fair value of derivatives of $8.0 million (2008 — $7.8 million; 2007 — $11.4 million). This included a reduction of $8.0 million (2008 — $7.8 million; 2007 — $9.0 million) in the estimated fair value of our credit insurance contract. In the twelve months ended December 31, 2007, a charge of $2.4 million for a catastrophe swap which expired on August 20, 2007 was also included.

At December 31, 2009, there were no outstanding foreign currency contracts. At December 31, 2008, we held foreign currency derivative contracts to purchase $18.8 million of U.S. and foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the twelve months ended December 31, 2009, the impact of foreign currency contracts on net income was $1.8 million. For the twelve months ended December 31, 2008, the impact of foreign currency contracts on net income was a loss of $0.8 million (2007 — loss of $2.4 million). Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in 2009 included $2.0 million of foreign currency exchange gains (2008 — $8.2 million losses; 2007 — $20.6 million gains) and $11.4 million of realized investment gains (2008 — $47.9 million losses; 2007 — $13.1 million gains). The increase in realized investment gains in 2009 was due to a significant reduction in charges associated with investments we believe to be other-than-temporarily impaired from $59.6 million in 2008 to $23.2 million in 2009 (2007 — $Nil). Interest payable was $15.6 million in 2009 (2008 — $15.6 million; 2007 — $15.7 million).

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. In the twelve months ended December 31, 2009, realized investments losses include a $23.2 million charge for investments we believe to be other-than-temporarily impaired (2008 — $59.6 million). Other-than-temporary impairment losses of $23.2 million for the year were considered to be credit-related and therefore are included in the income statement. The other-than-temporary impairment charge of $59.6 million in 2008 was attributable mainly to the write-down of Lehman Brothers bonds subsequent to that company’s collapse in September 2008.

Taxes.  We incurred a tax expense in 2009 of $60.8 million (2008 — $36.4 million), equivalent to a consolidated rate on income before tax of 11.4% compared to 26.0% in 2008 and 14.8% in 2007. The reduction in the effective tax rate from 26.0% in 2008 to 11.4% in 2009 is due to strong underwriting results in Bermuda and the distribution of investment returns biased towards jurisdictions with lower tax rates.

Dividends.  The quarterly dividend has been maintained at $0.15 per ordinary share for 2007, 2008 and 2009. Dividends paid on the preference shares in each of 2007 and 2008 were $27.7 million while in 2009, payments reduced to $23.8 million as a result of repurchasing 2.7 million of our 7.401% $25 liquidation value preference shares (NYSE:AHL-PA) at a price of $12.50 per share.

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased from $2,779.1 million at the end of December 31, 2008 to $3,305.4 million as at December 31, 2009. The most significant movements were:

•	net income after tax for the year of $473.9 million;

•	an increase in net of tax unrealized gains on investments of $101.8 million, accounted for in other comprehensive income; and

•	dividend payments to ordinary and preference shareholders totaling $73.6 million in 2009.

As at December 31, 2009, total ordinary shareholders’ equity was $2,951.8 million compared to $2,359.9 million at December 31, 2008.

As at December 31, 2009, the remainder of our total shareholders’ equity was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $363.2 million (2008 — $430 million) less issue costs of $9.6 million (2008 — $10.8 million).

The amount under our senior notes was the only material debt that we had outstanding as of December 31, 2007, 2008 and 2009. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2009, this ratio was 7.0% (2008 — 8.2%; 2007 — 8.1%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.0% as of December 31, 2009 (2008 — 22.1%; 2007 — 21.8%).

Diluted tangible book value per ordinary share at December 31, 2009 was $34.04, an increase of 21.1% compared to $28.10 at December 31, 2008.

Tangible book value per ordinary share is based on total shareholders’ equity, less intangible assets and preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at December 31, 2009 and December 31, 2008 were:

	As at	As at
	December 31, 2009	December 31, 2008
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,305.4	$2,779.1
Intangible assets	(8.2)	(8.2)
Preference shares less issue expenses	(353.6)	(419.2)

	$2,943.6	$2,351.7

Ordinary shares	83,327,594	81,506,503
Diluted ordinary shares	86,465,357	83,705,984

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. During the period ended December 31, 2009, Aspen Holdings received a $36.5 million payment of inter-company interest in respect of an inter-company loan from Aspen U.K. Holdings and also recognized a $401.0 million dividend from Aspen U.K. Holdings.

As at December 31, 2009, Aspen Holdings held $33.5 million in cash and cash equivalents which, taken together with our credit facilities and expected levels of future inter-company dividends, management considered sufficient to provide us with an appropriate level of liquidity.

At December 31, 2009, the Insurance Subsidiaries held $701.5 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are individually able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2009 and for the foreseeable future.

As of December 31, 2009, we had in issue $496.5 million and £19.6 million in letters of credit to cedants, against which we held $667.1 million and £18.8 million of collateral. Our reinsurance receivables increased by 13.5% from $283.3 million at December 31, 2008 to $321.5 million at December 31, 2009, mainly as a result of an increase in the estimated receivables from our reinsurers in respect of 2005 hurricane claims, additional recoveries associated with financial institutions and U.S. casualty insurance claims.

Current Market Conditions, Rate Trends and Developments in early 2010

In summary, there is a general climate of poor rate levels and soft market conditions and we believe this trend will continue as 2010 progresses. We will continue actively to seek out pockets of opportunity and it is core to our diversified strategy to take advantage of such opportunities as they arise. Good progress has been made in our political and financial risk insurance and credit and surety reinsurance lines, both relatively new additions to our portfolio. The reshaping and restructuring of our U.S. excess and surplus casualty insurance unit evidences our determination to address areas which are not performing as well, and our appetite to continue to refine and invest in our chosen business lines through the recruitment of quality underwriters.

Property Reinsurance.  Within our property reinsurance segment, given the relatively benign catastrophe season and industry balance sheet recovery, the January renewal season proved to be very competitive. There were modest rate reductions of up to 5% for U.S. peak zone exposures. We expect that the property reinsurance market may well soften further in 2010 and as a result we deployed more of our catastrophic event capacity during the January renewal season than we had first anticipated. Our newly established credit and surety reinsurance team has also performed well during the January renewal season.

Casualty Reinsurance.  Pricing conditions within the casualty reinsurance market continue to be challenging with mixed results depending on line of business and the location of business. In the U.S., rates are mostly flat with some single digit declines. The outlook for our international casualty reinsurance line is more positive with some rate increases in professional lines and continued strengthening of financial institutions rates, while elsewhere, reinsurance rates were flat.

International Insurance.  The international insurance segment covers a broad range of business although January is not a significant renewal date for this segment. However, our marine, energy and construction liability and energy property rates increased by 10% on the part of the portfolio that was renewed in January. Gulf of Mexico business is not renewed in January, and therefore no comment can be made on rate conditions for Gulf of Mexico-exposed energy property business. Aviation renews principally in October, however we have seen rate increases of over 20% for airline business with loss events being a major catalyst producing the increase. Our political and financial risk insurance line is not heavily reliant on renewals due to the nature of the business, however, in respect of the business that is subject to renewal, we have seen small rate reductions of up to 5%. January is not a significant renewal date for our financial institutions and professional liability lines, however at this early stage in the year we are seeing double digit rate increases in our financial institutions line and more modest rate insurances in our professional liability account.

U.S. Insurance.  In our U.S. insurance segment we are seeing some rate reductions in catastrophe-exposed property risks, however this business continues to remain attractive. Elsewhere, the market continues to be challenging in property and casualty lines.

Recent Developments

On January 5, 2010, we entered into an accelerated share repurchase program with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase $200 million of our ordinary shares. A substantial majority of the ordinary shares will be received and cancelled within the first quarter of 2010. We may be entitled to receive additional ordinary shares from Goldman Sachs based on the average of the daily market prices of our ordinary shares during the term of the agreement. The program is expected to be completed within ten months. Based on our closing share price on January 4, 2010, the $200 million share repurchase represents approximately 9.3% of our total market capitalization. The repurchase was made under the terms of our share repurchase program authorized by the Board of Directors and announced on February 6, 2008 and will complete the full amount of that program. The purchase has been funded with cash available and the sale of investment assets. An initial amount of 4,875,195 ordinary shares were retired on January 12, 2010.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization covers the period to March 1, 2012.

On January 14, 2010, we announced a new organizational structure where we will manage our insurance and reinsurance businesses under two separate brands, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. As a result of our organizational changes, in 2010 we intend to manage our business along two operating segments: Insurance and Reinsurance. Under the new organizational structure, our insurance segment will comprise primarily of the existing international insurance and U.S. insurance segments, with Rupert Villers, Global Head of Financial and Professional Lines Insurance, acting as CEO of Aspen Insurance. William Murray will continue to lead our U.S. Insurance business forming part of our newly established insurance segment. Our reinsurance segment will comprise three divisions, property reinsurance, casualty reinsurance and specialty reinsurance (previously part of international insurance). Brian Boornazian has been appointed CEO of Aspen Reinsurance and James Few has been appointed as President of Aspen Reinsurance.

As part of the organizational change, Julian Cusack has assumed the role of Group Chief Risk Officer. Mr. Cusack previously served as Chief Operating Officer. Mr. Cusack will remain Chairman and Chief Executive Officer of Aspen Bermuda and will continue to chair our Reserve Committee.

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited (“APJ”) and its subsidiaries for an aggregate consideration of $4.0 million. The business writes a specialist account of kidnap and ransom insurance which will complement our existing political and financial risk line of business. Mr. Villers, one of our executive officers, was previously a director of APJ and is a 30% shareholder. This transaction is subject to regulatory approval and other closing conditions.

On February 4, 2010, we entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. We will pay an amount in cash equal to $10.0 million plus the amount of the target company’s closing surplus. The company is currently licensed to write business in 50 states and the District of Columbia. This transaction is subject to regulatory approval and other closing conditions.

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

Treaty pro rata made a significant contribution to our property reinsurance segment where we wrote $181.4 million in gross written premium in 2009 (2008 — $174.7 million) or 28.0% of our property reinsurance segment, of which $15.7 million was estimated (2008 — $26.0 million) and $165.7 million was reported by the cedants (2008 — $148.7 million). We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $0.2 million on our net income before tax for our property reinsurance segment at December 31, 2009 (2008 — $0.1 million), excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

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

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $181.4 million (2008 — $174.7 million) in our property reinsurance treaty pro rata account as of December 31, 2009, a variation of 5% could increase or reduce net income before taxation by approximately $1.8 million (2008 — $0.8 million).

Earned premiums.  Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable.  Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectable and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2009.

Catastrophe swap.  On August 17, 2004, Aspen Bermuda entered into a risk transfer swap (“cat swap”) with a non-insurance counterparty. During the cat swap’s 3 year term, which ended on August 17, 2007, Aspen Bermuda made quarterly payments based on an initial notional amount of $100 million. In return, Aspen Bermuda was entitled to receive payments of up to $100 million in total if hurricanes made landfall in Florida and caused damage in excess of $39 billion or earthquakes in California caused insured damage in excess of $23 billion. The latest estimate of the insured loss arising from Hurricane Katrina published by Property Claims Services (“PCS”) on June 8, 2007 was $41.1 billion, which entitled us to a recovery of approximately $26.3 million which has been paid to us. We have decided not to extend the development period under the cat swap and will not be making any further recoveries.

This cat swap fell within the scope of ASC 815 Derivatives and Hedging Activities (“ASC 815”) and was therefore measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the twelve months ended December 31, 2009. The impact of this contract on net income at December 31, 2007 was $2.4 million.

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to us. We consider that this contract is a financial guarantee insurance contract that does not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provides for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point of time be due and payable to us.

As a result of the application of derivative accounting rules under ASC 815, the contract is treated as an asset and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations. The contract is for a maximum of five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if our panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477.0 million but is subject to adjustment. As at December 31, 2009, the contract’s aggregate limit was $452.0 million.

Reserving approach.  We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	case reserves to cover the cost of claims that were reported to us but not yet paid;

•	reserves for incurred but not reported (“IBNR”) claims to cover the anticipated cost of claims incurred but not reported; and

•	a reserve for the expense associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process, known as Loss Adjustment Expenses (“LAE”).

Prior to the selection by management of the reserves to be included in our financial statements, our actuarial team employs a number of techniques to establish a range of estimates from which they consider it reasonable for management to select a ‘best estimate’ (the “actuarial range”).

Case Reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants, lawyers and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the 2005 and 2008 hurricanes, for example, the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedants but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

IBNR claims.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition, we do not have specific information on IBNR claims so they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by line of business and by accident year within that line. Where appropriate, analyses may be conducted on sub-sets of a line of business. IBNR reserves are calculated by projecting our ultimate losses on each line of business and subtracting paid losses and case reserves.

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

Actuarial Methodologies.  The main projection methodologies that are used by our actuaries are:

•	Initial expected loss ratio method: This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. The estimated loss ratio is based on one or more of (a) an analysis of our own claims experience to date, (b) pricing information (c) industry data and (d) an analysis of a portfolio of similar business written by Syndicate 2020, as available, adjusted by an index reflecting how insurance rates, term and conditions have changed

•	Bornhuetter-Ferguson method: The BF method uses as a starting point an assumed IELR and blends in the loss ratio, which is implied by the claims experience to date using benchmark loss development patterns on paid claims data (“Paid BF”) or reported claims data (“Reported BF”). Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, it can be slow to react to emerging loss development and can, if the IELR proves to be inaccurate, produce loss estimates which take longer to converge with the final settlement value of loss.

•	Loss development (“Chain Ladder”) method: This method uses actual loss data and the historical development profiles on older accident years to project more recent, less developed years to their ultimate position.

•	Exposure-based method: This method is used for specific large typically catastrophic events such as a major hurricane. All exposure is identified and we work with known market information and information from our cedants to determine a percentage of the exposure to be taken as the ultimate loss.

In general terms, the IELR method is most appropriate for lines of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to modify our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for lines of business in the casualty reinsurance segment. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our treaty risk excess line of business in our property reinsurance segment and marine hull line of business in our international insurance segment. The Chain Ladder method is appropriate when there are relatively stable patterns of loss emergence and a relatively large number of reported claims. Typical examples are the U.K. commercial property and U.K. commercial liability lines of business in the international insurance segment.

Reserving Procedures and Process.  Our actuaries calculate the IELR, BF and Chain Ladder methods for each line of business and each accident year. They then provide a range of ultimates within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies do involve significant subjective judgments reflecting many factors such as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with underwriting, claims, legal and finance in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

There are no differences between our year-end and our quarterly internal reserving procedures and processes in the sense that our actuaries perform the basic projections and analyses described above for each line of business.

Selection of reported gross reserves.  Management, through its Reserve Committee, then reviews the range of actuarial estimates, which to date it has not adjusted, and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management can select its best estimate outside the range provided by the actuaries. This provides the basis for the recommendation made by management to the Audit Committee and Board of Directors regarding the reserve amounts to be recorded in the Company’s financial statements. The Reserve Committee is a management committee consisting of the Group Chief Risk Officer, the Group Chief Actuary, the Group Chief Financial Officer and senior members of our Underwriting and Claims staff.

Each line of business is reviewed in detail by management, through its Reserve Committee, at least once a year; the timing of such reviews varies throughout the year. Additionally, for all lines of business, we review the emergence of actual losses relative to expectations every fiscal quarter. If warranted from these loss emergence tests, we may accelerate the timing of our detailed actuarial reviews.

Uncertainties.  While the management selected reserves make a reasonable provision for unpaid loss and loss adjustment expense obligations, we note that the process of estimating required reserves does, by its very nature, involve uncertainty and therefore the ultimate claims may fall outside the actuarial range. The level of uncertainty can be influenced by such factors as the existence of coverage with long duration reporting patterns and changes in claims handling practices, as well as the other factors described above.

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

Allowance is made, however, for changes or uncertainties which may create distortions in the underlying statistics or which might cause the cost of unsettled claims to increase or reduce when compared with the cost of previously settled claims including:

•	changes in our processes which might accelerate or slow down the development and/or recording of paid or incurred claims;

•	changes in the legal environment (including challenges to tort reform);

•	the effects of inflation;

•	changes in the mix of business;

•	the impact of large losses; and

•	changes in our cedants’ reserving methodologies.

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2009, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $97.3 million in loss reserves which would represent 18.2% of net income before income tax for the twelve months ended December 31, 2009. As at December 31, 2008, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $89.5 million in loss reserves which would represent 63.8% of net income before income tax for the twelve months ended December 31, 2008.

There are specific areas of our selected reserves which have additional uncertainty associated with them. In the property reinsurance segment there is still the potential for adverse development from litigation associated with Hurricane Katrina. In the casualty reinsurance segment, there are additional uncertainties associated with claims emanating from the global financial crisis and the collapse of the Madoff investment funds. There is also a potential for new areas of claims to emerge as underlying this segment are many long-tail lines of business. In the international insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009. In the U.S. insurance segment a specific area of uncertainty relates to a book of New York Contractor business. In each case, management believe that they have selected an appropriate best estimate based on current information and current analyses.

Loss Reserving Sensitivity Analysis:  The most significant key assumptions identified in the reserving process are that (1) the historic loss development and trend experience is assumed to be indicative of future loss development and trends, (2) the information developed from internal and independent external sources can be used to develop meaningful estimates of the initial expected ultimate loss ratios, and (3) no significant losses or types of losses will emerge that are not represented in either the initial expected loss ratios or the historical development patterns.

The selected best estimate of reserves is typically in excess of the mean of the actuarial reserve estimates. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature accident years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. In determining the appropriate best estimate, the Company reviews (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by accident year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial mid-point estimates, such as the potential for outstanding litigation or claims practices of cedants to have an adverse impact.

In order to show the potential variability in the Company’s estimate of loss reserves, the internal actuaries use stochastic modeling techniques around their mean estimate. We believe that stochastic modeling provides a distribution against which selected reserves can be assessed for which we show the probability of various outcomes relative to the actuarial mean estimate. Stochastic modeling provides a range of potential outcomes as reserve movements will be caused by any number of factors, and as such it is unlikely that only one factor will change in a given period; stochastic modeling techniques will reflect the impact from many factors. The output from the stochastic modeling is more meaningful at a segmental level and is therefore not provided at a line of business level. We show in the following table, the 10th percentile, 25th percentile, actuarial mean estimate, 75th percentile and 90th percentile together with the actual percentile that the selected loss reserves represent.

Actuarial range of gross reserves.  The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2009.

	As at December 31, 2009
	Management’s
	Selected
Gross Reserves	Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)

Property Reinsurance	$390.6	68%	$289.4	$328.2	$366.7	$404.3	$450.9
Casualty Reinsurance	1,518.9	75%	1,127.1	1,238.5	1,383.4	1,514.9	1,655.3
International Insurance	1,220.1	71%	954.1	1,033.4	1,143.9	1,243.2	1,358.9
U.S. Insurance	201.5	67%	150.2	167.2	189.4	209.3	230.9
Diversification	—	—	295.8	162.6	—	(147.8)	(300.5)

Total Gross Losses and Loss Expense Reserves	$3,331.1	86%	$2,568.6	$2,682.9	$3,083.4	$3,224.1	$3,395.5

The above represents a distribution from our internal capital model for reserving risk based upon our current state of knowledge and application of actuarial principles. The model itself has many explicit and implicit assumptions relating to the incurred pattern of claims, the expected ultimate settlement amount, inflation and dependencies between lines of business. If any of these assumptions underlying the model were to prove incorrect then a materially different reserving distribution may result.

The 10th percentile represents a 1 in 10 chance that, for example, the property reinsurance reserves will be at or lower than $289.4 million. The 90th percentile represents a 1 in 10 chance that reserves will be at or greater than $450.9 million. Diversification reflects the fact that not all the segments are perfectly correlated; that is, we would not expect all lines of business to run off better than or worse than the mean at the same time.

If the ultimate liabilities equate to the mean actuarial estimate, then the impact from the change in loss reserves would be to increase net income before tax by $247.7 million (being the difference above between the selected loss reserves of $3,331.1 million and the mean value of $3,083.4 million), although the impact of such a change is unlikely to be recognized in one calendar year due to the unwinding of experience against expectations taking many years.

Conversely if the ultimate liabilities equate to the estimated 90th percentile, then the impact from the change in loss reserves would be to reduce net income before tax by $64.4 million (being the difference above between the selected loss reserves of $3,331.1 million and the 90th percentile value of $3,395.5 million), although the impact of such a change is again unlikely to be recognized in one calendar year.

Changes in loss reserve estimates would not have an immediate effect on our liquidity as settlement of insurance liabilities typically can take a number of years. However, please see Item 7, “Management’s Discussion and Analysis — Liquidity” for a discussion of liquidity risks.

Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies. The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $2,320.7 million at the 10th percentile and $3,067.8 million at the 90th percentile. The actual net reserves established as at December 31, 2009 were $3,009.6 million.

Investments.  We currently classify all except $348.1 million of our fixed maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which result in future cash flows being used to determine current book value. See additional information below under “Valuation of Investments.”

Other-Than-Temporary Impairment in Investments.  Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors. These primary factors include (i) the time period during which there has been a significant decline in value, (ii) an analysis of the liquidity, business prospects and financial condition of the issuer, (iii) the significance of the decline, (iv) an analysis of the collateral structure and other credit support, as applicable, of the securities in question, (v) expected future interest rate movements, and (vi) our intent and ability to hold the investment for a sufficient period of time for the value to recover. In addition, accounting standards require that other-than-temporary impairments for certain asset-backed and mortgage-backed securities are recognized if the fair value of the security is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last reporting period. Where our analysis of the above factors results in our conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore considered realized in the period such determination is made.

Deferred Tax Assets.  We provide for income taxes for our subsidiaries operating in income tax- paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our audited consolidated financial statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.

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

Results of Operations

Our financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2009, 2008 and 2007.

Consolidated Income Statement

	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	($ in millions, except for percentages)

Gross written premiums	$2,067.1	$2,001.7	$1,818.5
Net premiums written	1,836.8	1,835.5	1,601.4
Gross premiums earned	2,035.4	1,889.1	1,903.3
Net premiums earned	1,823.0	1,701.7	1,733.6
Net investment income	248.5	139.2	299.0
Realized investment gains/(losses)	11.4	(47.9)	(13.1)
Change in fair value of derivatives	(8.0)	(7.8)	(11.4)

Total Revenues	2,074.9	1,785.2	2,008.1

Expenses
Insurance losses and loss adjustment expenses	(948.1)	(1,119.5)	(919.8)
Policy acquisition expenses	(334.1)	(299.3)	(313.9)
Operating and administrative expenses	(252.4)	(208.1)	(204.8)
Interest on long term debt	(15.6)	(15.6)	(15.7)
Realized exchange gains/(losses)	2.0	(8.2)	20.6
Other income/(expenses)	8.0	5.7	(0.5)

Total Expenses	(1,540.2)	(1,645.0)	(1,434.1)

Income from operations before income tax	534.7	140.2	574.0
Income tax expense	(60.8)	(36.4)	(85.0)

Net Income	$473.9	$103.8	$489.0

Ratios
Loss ratio	52.0%	65.8%	53.1%
Expense ratio	32.1%	29.8%	29.9%
Combined ratio	84.1%	95.6%	83.0%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2009, 2008 and 2007. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma (“KRW”) in 2005 or Hurricanes Ike and Gustav (“IG”) in 2008.

	For the Twelve Months Ended December 31, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$648.7	$408.1	$847.7	$162.6	$2,067.1
Less: Catastrophic event-related premiums	—	—	—	—	—

Underlying premiums	648.7	408.1	847.7	162.6	2,067.1

% change in underlying premiums between 2009 and 2008	12.5%	(2.0)%	(2.0)%	26.4%	3.3%

	For the Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$589.0	$416.3	$867.8	$128.6	$2,001.7
Less: Catastrophic event-related premiums	(12.2)	—	(3.1)	—	(15.3)

Underlying premiums	576.8	416.3	864.7	128.6	1,986.4

% change in underlying premiums between 2008 and 2007	(3.9)%	(3.5)%	30.5%	5.2%	9.3%

	For the Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$601.5	$431.5	$663.0	$122.5	$1,818.5
Less: Catastrophic event-related premiums	(1.1)	—	(0.3)	(0.3)	(1.7)

Underlying premiums	600.4	431.5	662.7	122.2	1,816.8

% change in underlying premiums between 2007 and 2006	(1.8)%	(11.1)%	(2.0)%	(20.4)%	(5.7)%

Gross written premiums in 2009 increased by 3.3% to $2,067.1 million when compared to the twelve months ended December 31, 2008 due mainly to a $48.9 million contribution from the newly established credit and surety reinsurance business and favorable market conditions in our U.S. property business. The increase in gross written premium in 2008 compared to 2007 was due to several factors including the contribution from new underwriting teams established in the international insurance segment and favorable premium adjustments in our property and casualty reinsurance segments. Gross written premiums in our casualty reinsurance segment were also reduced in 2007 due to the closure of our Marlton, New Jersey office and relocation of our facultative business to Rocky Hill, Connecticut, and a change in our underwriting approach.

Net premiums written.  Although total gross written premiums have increased by 3.3%, net premiums written have increased by only 0.1% in 2009 compared to 2008 as a result of the $64.1 million increase in ceded written premiums when compared to 2008. The lower ceded written premium in 2008 reflects the purchase of catastrophe cover in 2007 which protected both the 2007 and 2008 wind seasons.

Gross premiums earned.  Gross premiums earned reflect the portion of gross written premiums which are recorded as revenues over the policy periods of the risks we write. Therefore, the earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in 2009 were $146.3 million higher than in 2008 reflecting the increase in written premiums in our property reinsurance and U.S. insurance segments and due to the gross premium written by the new underwriting teams in 2008 and 2009. Gross earned premium decreased by $14.2 million in 2008 compared to 2007 reflecting the reduction in written premiums in our property and casualty reinsurance segments.

Net premiums earned.  Net premiums earned in 2009 increased by 7.1% compared to 2008 mainly as a result of the increase in gross earned premium. Net premiums earned in 2008 reduced by 1.8% compared to 2007 mainly as a result of the reduction in gross earned premium offset by the recognition of $13.0 million of additional reinstatement premiums associated with Hurricane Ike losses. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Business Segment	Ended December 31, 2009		Ended December 31, 2008		Ended December 31, 2007
	($ in millions)	% increase	($ in millions)	% increase
					($ in millions)

Property Reinsurance	$560.0	5.2%	$532.4	(4.2)%	$555.6
Casualty Reinsurance	435.7	5.4%	413.5	(13.0)%	475.3
International Insurance	726.1	9.7%	661.8	10.8%	597.2
U.S. Insurance	101.2	7.7%	94.0	(10.9)%	105.5

Total	$1,823.0	7.1%	$1,701.7	(1.8)%	$1,733.6

The increase in net premiums earned in 2009 in property reinsurance and U.S. insurance was due to favorable market conditions for U.S. property business and also the earnings generated by the newly established credit and surety reinsurance business included in our property reinsurance segment. An increase of $64.3 million in net earned premiums in our international insurance segment was predominantly due to the contribution from new underwriting teams.

The decrease in net premiums earned in 2008 in casualty reinsurance and U.S. insurance compared to 2007 was due to challenging market conditions and the repositioning of our U.S. property insurance line. These reductions were partially compensated by an increase of $99.3 million in gross earned premiums in our international insurance segment due to the contribution from new underwriting teams.

Losses and loss adjustment expenses.  In 2009, we had no significant catastrophe loss events, with the only notable loss events being the recognition of $13.4 million of European and Canadian storm losses and $11.4 million of net losses from the Air France disaster. In 2008, we suffered $200.2 million of losses from Hurricanes Ike and Gustav before reinstatements and tax, a $49.7 million provision against potential losses as a result of the ongoing financial crisis, a $15.7 million loss from a French pollution claim and a deterioration of $15.3 million related to California wildfires occurring in 2007. In 2007, we suffered total losses of a smaller magnitude with a $30.1 million loss from windstorm Kyrill, a $35.0 million loss from sub-prime related exposures, a $28.7 million loss from the June and July U.K. floods, an $18.1 million loss from the California wildfires, a $14.0 million marine loss resulting from a shipping collision and a $10.1 million loss from an air crash in Brazil. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.” Our insurance losses and loss adjustment expenses included paid claims of $808.6 million in 2009, $739.4 million in 2008 and $695.6 million in 2007.

The underlying changes in net loss ratios by segment for the twelve months ended December 31, 2009, 2008 and 2007 are shown in the following tables:

			Accident Year Loss
	Total Loss	Prior Year	Ratio Excluding IG &
For the Twelve Months Ended December 31, 2009	Ratio	Adjustment	Prior Year Adjustments

Property Reinsurance	21.7%	(10.4)%	32.1%
Casualty Reinsurance	67.3%	(6.3)%	73.6%
International Insurance	61.1%	(2.4)%	63.5%
U.S. Insurance	88.3%	19.1%	69.2%

Total	52.0%	4.6%	56.6%

The prior year adjustment for our property reinsurance segment was due to favorable loss development on all business lines, particularly in our property catastrophe account which saw favorable development on losses associated with the 2007 U.K. floods and Hurricanes Ike and Gustav. Reserve releases in the casualty reinsurance segment were generated mainly by our U.S treaty business. The prior year adjustment for the U.S. insurance segment was attributable mainly to reserve strengthening for the casualty line of business which experienced deterioration particularly in our New York contractors’ business. Prior year adjustments are discussed further in the “Reserves for Losses and Loss Adjustment Expenses” below.

			Accident Year Loss
	Total Loss	IG & Prior Year	Ratio Excluding IG &
For the Twelve Months Ended December 31, 2008	Ratio	Adjustment	Prior Year Adjustments

Property Reinsurance	59.1%	24.1%	35.0%
Casualty Reinsurance	65.8%	(16.2)%	82.0%
International Insurance	71.5%	7.5%	64.0%
U.S. Insurance	62.9%	6.3%	56.6%

Total	65.8%	6.9%	58.9%

The prior year adjustment in 2008 for our international insurance segment was attributable mainly to reserve strengthening for the marine liability line of business and the reserve releases in casualty reinsurance were due to favorable development in U.S. and international treaty business. Losses from Hurricanes Ike and Gustav (“IG”) contributed 25.6 percentage points to the loss ratio in property reinsurance.

			Accident Year Loss
	Total Loss	Prior Year	Ratio Excluding
For the Twelve Months Ended December 31, 2007	Ratio	Adjustment	Prior Year Adjustments

Property Reinsurance	39.7%	2.2%	37.5%
Casualty Reinsurance	69.9%	(6.7)%	76.6%
International Insurance	51.7%	(13.5)%	65.2%
U.S. Insurance	55.1%	(6.0)%	61.1%

Total	53.1%	(6.2)%	59.3%

The prior year adjustment for our international insurance segment in 2007 was attributable mainly to reserve releases in the U.K. liability line of business.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2009, 2008 and 2007. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Twelve Months	For the Twelve Months	For the Twelve Months
	Ended December 31, 2009	Ended December 31, 2008	Ended December 31, 2007

Policy acquisition expenses	16.4%	15.8%	16.5%
Operating and administrative expenses	12.4%	11.0%	10.8%

Gross expense ratio	28.8%	26.8%	27.3%
Effect of reinsurance	3.3%	3.0%	2.6%

Total net expense ratio	32.1%	29.8%	29.9%

The gross expense ratio in 2009 increased by 2.0 percentage points when compared to 2008, due in part to a small increase in profit commissions payable to policyholders. The increase in operating and administrative expenses was attributable to our continued investment in new business lines, an increase in accruals for bonus and long-term incentive charges and some restructuring costs.

The gross expense ratio in 2008 decreased by 0.5 percentage points when compared to 2007, mainly as a result of the reduction in profit commissions payable to policyholders which reduced from $17.9 million in 2007 to $7.3 million in 2008. The increase in operating and administrative expenses was attributable to our investment in new business lines offset by a reduction in accruals for bonus and long-term incentive charges, in addition to a weakening of the British Pound against the U.S. Dollar.

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2009, 2008 and 2007 are shown in the following tables:

	For the Twelve Months Ended December 31, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	18.1%	19.1%	14.7%	11.5%	16.4%
Operating and administrative expense ratio	12.7%	9.9%	11.7%	22.5%	12.4%

Gross expense ratio	30.8%	29.0%	26.4%	34.0%	28.8%
Effect of reinsurance	3.1%	(0.2)%	4.0%	15.6%	3.3%

Total net expense ratio	33.9%	28.8%	30.4%	49.6%	32.1%

	For the Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	17.7%	15.6%	15.0%	12.9%	15.8%
Operating and administrative expense ratio	11.1%	10.3%	9.8%	20.6%	11.0%

Gross expense ratio	28.8%	25.9%	24.8%	33.5%	26.8%
Effect of reinsurance	3.2%	0.3%	3.5%	9.4%	3.0%

Total net expense ratio	32.0%	26.2%	28.3%	42.9%	29.8%

	For the Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total

Policy acquisition expense ratio	18.8%	14.4%	16.0%	15.5%	16.5%
Operating and administrative expense ratio	10.5%	9.9%	10.2%	17.8%	10.8%

Gross expense ratio	29.3%	24.3%	26.2%	33.3%	27.3%
Effect of reinsurance	3.6%	0.4%	2.7%	9.9%	2.6%

Total net expense ratio	32.9%	24.7%	28.9%	43.2%	29.9%

Net investment income.  In the twelve months ended December 31, 2009, we generated net investment income of $248.5 million (2008 — $139.2 million). The increase was mainly due to our investments in funds of hedge funds which contributed $19.8 million to net investment income in 2009 compared to a loss of $97.3 million in 2008. Our fixed income portfolio book yield reduced to 4.2% at December 31, 2009 from 4.6% at December 31, 2008 (2007 — 5.1%). Total cash and investments (including accrued interest and receivables for investments sold) increased from $6.0 billion at the end of 2008 to $6.8 billion at December 31, 2009 (2007 — $5.9 billion). The fixed income portfolio duration increased marginally from 3.1 years to 3.3 years (2007 — 3.4 years) and the average credit quality of our fixed income book is “AA+”, with 74% of the portfolio being graded “AA” or higher. The average credit quality of our fixed income investment portfolio was “AA+” at the end of 2008 and “AA+” at the end of 2007.

Investment funds represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximated fair value. Realized and unrealized gains of $19.8 million (2008 — loss of $97.3 million) were recognized through the statement of operations in the twelve months ended December 31, 2009. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds in June 2009. The outstanding balance of $11.5 million is expected to be received subsequent to the completion of the audited financial statements for the funds.

Cartesian Iris 2009A.  On May 19, 2009, we invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to us.

In the twelve months ended December 31, 2009, our share of gains and losses increased the value of our investment by $2.3 million to $27.3 million (2008-$Nil). The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

Change in fair value of derivatives.  In the twelve months ended December 31, 2009, we recorded a reduction in the fair value of derivatives of $8.0 million (2008 — $7.8 million). This included a reduction of $8.0 million (2008 — $7.8 million) in the estimated fair value of our credit insurance contract. In the twelve months ended December 31, 2007, a charge of $2.4 million for a catastrophe swap which expired on August 20, 2007 was also included. In addition, we held foreign currency derivative contracts to purchase $18.8 million of U.S. and foreign currencies during 2009. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the twelve months ended December 31, 2009, the impact of foreign currency contracts on net income is a gain of $1.8 million (2008 — loss of $0.8 million). Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  In the twelve months ended December 31, 2009 realized investments losses include a $23.2 million charge for investments we believe to be other-than-temporarily impaired (2008 — $59.6 million). Other-than-temporary impairment losses of $23.2 million for 2009 were considered to be credit related and therefore are included in the income statement. The other-than-temporary impairment charge of $59.6 million in 2008 was attributable mainly to the write-down of Lehman Brothers bonds subsequent to that company’s collapse in September 2008.

Income/(loss) before tax.  In 2009, income before tax was $534.7 million and comprised $288.4 million of underwriting profit, $248.5 million in net investment income, $2.0 million of net exchange gains, $15.6 million of interest payable, $11.4 million of realized investment gains and $8.0 million of expenses associated with changes in the fair value of derivatives and $8.0 million of other income. In 2008, income before tax was $140.2 million and comprised $74.8 million of underwriting profit, $139.2 million in net investment income, $8.2 million of net exchange losses, $15.6 million of interest payable, $47.9 million of realized investment losses and $2.1 million of changes in the fair value of derivatives and other expenses. The increase in income in 2009 compared to 2008 was due principally to an absence of catastrophes and improved investment performance. Further, 2008 was adversely impacted as a result of the financial crisis which contributed to lower investment income and a smaller underwriting profit due to greater losses incurred in the year, including losses from Hurricane Ike. In 2007, income before tax was $574.0 million and comprised $295.1 million of underwriting profit,

$299.0 million in net investment income, $20.6 million of net exchange gains, $15.7 million of interest payable, $13.1 million of realized investment losses and $11.9 million of changes in the value of derivatives and other expenses.

Income tax expense.  Income tax expense increased to $60.8 million in 2009 from $36.4 million in 2008 and $85.0 million in 2007. The effective tax rate in 2009 was 11.4% compared to 26.0% in 2008 and 14.8% in 2007. The reduction in tax rate for 2009 was mainly driven by the distribution of insurance and investment-related losses within the group in the fourth quarter of 2009. The increase in effective tax rate for 2008 compared to 2007 was due to a greater portion of our profits being derived from our non-Bermudian operations, which are subject to higher rates of tax.

Net income/(loss).  In 2009, we had net income of $473.9 million, equivalent to diluted earnings per ordinary share of $5.64 based on the weighted average number of shares in issue during the period. In 2008, we had net income of $103.8 million, equivalent to diluted earnings per ordinary share of $0.89 based on the weighted average number of shares in issue during the period. In 2007, we had net income of $489.0 million, equivalent to diluted earnings per ordinary share of $5.11 based on the weighted average number of shares in issue during the period. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

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

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our four business segments for the twelve months ended December 31, 2009, 2008 and 2007.

	Twelve Months Ended December 31, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except percentages)

Gross written premiums	$648.7	$408.1	$847.7	$162.6	$2,067.1
Net premiums written	591.1	410.0	723.4	112.3	1,836.8
Gross premiums earned	616.8	434.1	836.7	147.8	2,035.4
Net premiums earned	560.0	435.7	726.1	101.2	1,823.0
Expenses:
Losses and loss expenses	(121.7)	(293.4)	(443.6)	(89.4)	(948.1)
Policy acquisition, operating and administrative expenses	(188.9)	(125.5)	(220.9)	(50.2)	(586.5)

Underwriting profit (loss)	$248.4	$16.8	$61.6	$(38.4)	$288.4

Net reserves for loss and loss adjustment expenses	$355.2	$1,512.5	$992.4	$149.5	$3,009.6
Ratios
Loss ratio	21.7%	67.3%	61.1%	88.3%	52.0%
Expense ratio	33.9%	28.8%	30.4%	49.6%	32.1%
Combined ratio	55.6%	96.1%	91.5%	137.9%	84.1%

	Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except percentages)

Gross written premiums	$589.0	$416.3	$867.8	$128.6	$2,001.7
Net premiums written	564.1	412.9	757.8	100.7	1,835.5
Gross premiums earned	592.4	418.4	758.2	120.1	1,889.1
Net premiums earned	532.4	413.6	661.8	94.0	1,701.7
Expenses:
Losses and loss expenses	(314.7)	(272.2)	(473.5)	(59.1)	(1,119.5)
Policy acquisition, operating and administrative expenses	(170.7)	(108.6)	(187.8)	(40.3)	(507.4)

Underwriting profit (loss)	$47.0	$32.7	$0.5	$(5.4)	$74.8

Net reserves for loss and loss adjustment expenses	$450.6	$1,305.2	$906.5	$124.7	$2,787.0
Ratios
Loss ratio	59.1%	65.8%	71.5%	62.9%	65.8%
Expense ratio	32.0%	26.2%	28.3%	42.9%	29.8%
Combined ratio	91.1%	92.0%	99.8%	105.8%	95.6%

	Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Total
	($ in millions, except percentages)

Gross written premiums	$601.5	$431.5	$633.0	$122.5	$1,818.5
Net premiums written	495.0	425.1	590.1	91.2	1,601.4
Gross premiums earned	624.3	483.3	658.9	136.8	1,903.3
Net premiums earned	555.6	475.3	597.2	105.5	1,733.6
Expenses:
Losses and loss expenses	(220.7)	(332.1)	(308.9)	(58.1)	(919.8)
Policy acquisition, operating and administrative expenses	(182.7)	(117.5)	(172.9)	(45.6)	(518.7)

Underwriting profit	$152.2	$25.7	$115.4	$1.8	$295.1

Net reserves for loss and loss adjustment expenses	$459.3	$1,262.6	$860.0	$59.4	$2,641.3
Ratios
Loss ratio	39.7%	69.9%	51.7%	55.1%	53.1%
Expense ratio	32.9%	24.7%	29.0%	43.2%	29.9%
Combined ratio	72.6%	94.6%	80.7%	98.3%	83.0%

Property Reinsurance

Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata and property facultative (U.S. and international). We also include within this segment credit and surety reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written primarily on a treaty basis. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. In facultative reinsurance, the reinsurer assumes all or part of a risk written by the insurer in a single insurance contract. Facultative reinsurance is negotiated separately for each contract.

Facultative reinsurance is normally purchased by insurers where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. We also underwrite “facultative automatics” where all original risks that meet certain contractual criteria are covered under the same reinsurance contract. There is typically a different type of underwriting expertise required in facultative underwriting as compared to treaty underwriting. We also write some structured risks on a treaty basis out of Aspen Bermuda. Our property reinsurance segment business is written out of Bermuda, London, the U.S., Paris, Zurich and Singapore. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Property Reinsurance.”

Gross written premiums.  Gross written premiums in this segment increased by 10.1% compared to 2008 and reduced by 2.1% in 2008 when compared to 2007. The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2009, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2009		Ended December 31, 2008		Ended December 31, 2007
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Treaty catastrophe	$261.2	3.2%	$253.0	(11.1)%	$284.5
Treaty risk excess	104.5	(6.8)%	112.1	(16.5)%	134.3
Treaty pro rata	181.4	3.9%	174.7	20.3%	145.2
Property facultative	52.8	7.1%	49.3	31.5%	37.5
Credit and surety reinsurance	48.8	NM (1)	—	—	—

Total	$648.7	10.1%	$589.1	(2.1)%	$601.5

(1)	Not Meaningful — This line of business was not operational at December 31, 2008.

The increase in gross written premium of $59.7 million in 2009 compared to 2008 is due to the $48.8 million contribution from our new credit and surety reinsurance team and favorable market conditions in the U.S. following the 2008 hurricanes. The reduction in gross written premium in 2008 compared to 2007 reflected the softening market conditions for this segment through the period prior to the September 2008 hurricanes, increased competition and the non-renewal of a number of accounts that no longer met our internal profitability requirements. These premium reductions were partially offset by the recognition of $12.2 million of reinstatement premiums following Hurricanes Ike and Gustav and favorable prior year estimated premium adjustments for the treaty risk excess, treaty pro rata and property facultative business lines.

The reduction in gross written premiums in the property reinsurance segment in 2007 was principally due to softening rates, in particular in our risk excess line of business, unfavorable pricing and market conditions and the non-renewal of several large contracts which did not meet our pricing conditions.

Reinsurance ceded.  We purchased $57.6 million of reinsurance contracts during 2009 which is a 131.3% increase over 2008 with the increase attributable to a combination of specific reinsurance purchased to cover our newly established lines of business, some higher renewal rates on existing reinsurance. The 2008 year benefited from the purchase in 2007 of a number of reinsurance contracts covering us for a period of greater than 12 months, effectively covering the 2008 windstorm season.

Losses and loss adjustment expenses.  The net loss ratio for 2009 was 21.7% compared to 59.1% in 2008 due to a lack of catastrophic losses in 2009. The $13.2 million of European and Canadian storm losses experienced in 2009 compare favorably to 2008, which recognized losses of $140.5 million (gross and net of recoveries) from Hurricanes Ike and Gustav. Another factor in the loss ratio reduction between 2009 and 2008 is the increase in reserve releases from $12.1 million in 2008 to $58.5 million in 2009 due to favorable development on prior year experience.

The net loss ratio for 2008 was 59.1% compared to 39.7% in 2007 due to the recognition of $140.5 million of Hurricanes Ike and Gustav losses partially mitigated by a $23.6 million increase in prior year releases compared to 2007 due to favorable development on the catastrophe line of business in 2008 compared to adverse development on Hurricane Katrina claims in 2007. The segment also experienced a high incidence of risk losses in 2008 which contributed to the increase in the loss ratio.

In 2007, the property reinsurance segment suffered from a series of modest catastrophe losses, including $25.5 million from windstorm Kyrill, $28.7 million from the June and July U.K. floods and $18.1 million of losses from the California wildfires. Prior year reserve strengthening increased the 2007 loss ratio by 2.2 percentage points to 39.7%.

Policy acquisition, operating and administrative expenses.  Total expenses were $189.9 million in 2009, which was equivalent to 33.9% of net premiums earned (2008 — 32.0%). The policy acquisition expense ratio is broadly in line with 2008, while the operating and administrative expense ratio increased from 12.3% to 13.9%. The increase in the operating and administrative expenses to $111.8 million from $105.0 million for the comparative period in 2008 was mainly attributable to an increase in bonus-related accruals and long term incentive charges linked to our improved performance during the year.

Policy acquisition expenses reduced by $12.4 million in 2008 compared to 2007 due to the reduction in written premiums. The acquisition expense ratio also decreased in 2008 compared to 2007 due to the reduction in ceded earned premiums in the year as we continued to reduce our reliance on reinsurance in such year. Our underlying cost base in 2008 increased due to the operating costs of our Zurich branch and through incremental salary increases which were offset by reductions in performance-related compensation. Total expenses in 2007 were $182.7 million and were higher than in 2008 mainly as a result of the increase in operating and administrative expenses associated with personnel costs related to increased bonuses and long-term incentive charges and the weakening of the U.S. Dollar against the British Pound.

Casualty Reinsurance

Our casualty reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

Casualty reinsurance is written by Aspen U.K. and our reinsurance intermediary in the U.S., Aspen Re America, on behalf of Aspen U.K. We also write some structured casualty reinsurance contracts out of Aspen Bermuda.

For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Casualty Reinsurance.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2009, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2009		Ended December 31, 2008		Ended December 31, 2007
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

U.S. treaty	$277.1	0.1%	$276.8	(0.2)%	$277.3
International treaty	114.1	(7.8)%	123.8	(13.2)%	142.7
Casualty facultative	16.9	7.6%	15.7	36.5%	11.5

Total	$408.1	(2.0)%	$416.3	(3.5)%	$431.5

The $8.2 million decrease in gross written premiums in 2009 compared to 2008 was due primarily to continued challenging market conditions. The increase in gross written premiums for the U.S. treaty business unit was due to additional premiums from adjustable contracts while the reduction in premiums from the international treaty business line was due to increased competition. The 3.5% decrease in gross written premiums in 2008 was due to the challenging market conditions in addition to negative prior period premium adjustments in our international treaty business written in London. Premium increased in our facultative business following the reorganization of the business and its relocation from New Jersey to Connecticut in 2007.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses increased by $21.2 million in 2009 compared to 2008, due primarily to a $39.7 million decrease in prior year reserve releases. The change in reserve releases is mainly due to the international casualty treaty line which experienced a reserve strengthening of $5.6 million in 2009 due to adverse development on our auto and general liability accounts and general uncertainty surrounding the impact of the global financial crisis, compared to a $31.0 million reserve release in the twelve months ended December 31, 2008.

Losses and loss adjustment expenses decreased by 18.0% in 2008 compared to 2007, due to a $35.4 million increase in prior year reserve releases and a 13.4% reduction in gross earned premium. The reserve releases reflected favorable loss experience from the international casualty and U.S. casualty reinsurance business lines. The 2008 year was affected by an additional $35.0 million provision against potential losses as a result of the ongoing financial crisis.

Policy acquisition, operating and administrative expenses.  Total expenses were $125.5 million for 2009 equivalent to 28.8% of net premiums earned (2008 — 26.2%). The acquisition expense ratio has increased by 3.2 percentage points driven mainly by a $2.3 million increase in U.S. federal excise tax on our U.S. emanating business and by profit commission accruals in 2009 but also due to 2008 including an adjustment to brokerage which resulted in a lower expense. Operating costs have reduced by $0.4 million year on year due to favorable movements in the exchange rate between the U.S. Dollar and British Pound applied to Sterling denominated expenses.

International Insurance

Our international insurance segment comprises marine hull, marine, energy and construction liability, energy property, specie, aviation, global excess casualty (including non-marine and transportation liability), professional liability, U.K. commercial property (including construction), U.K. commercial liability, financial and political risk, financial institutions, management and technology liability and specialty reinsurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance line of business includes aviation, marine and other specialty reinsurance. Our insurance business is written on a primary, quota share and facultative basis and our reinsurance business is mainly written on a treaty pro rata and excess of loss basis with some on a facultative basis. For a more detailed description of this segment, see Part  I, Item 1, “Business — Business Segments — International Insurance.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2009, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2009		Ended December 31, 2008		Ended December 31, 2007
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Marine, energy and construction liability	$177.4	10.0%	$161.3	16.5%	$138.3
Energy property insurance	83.5	(12.0)%	94.9	(7.6)%	102.7
Marine hull	63.2	(4.1)%	65.9	10.0%	59.9
Aviation insurance	112.8	10.8%	101.8	(1.6)%	103.3
U.K. commercial property and construction	56.7	(11.0)%	63.7	27.1%	50.1
U.K. commercial liability	45.4	(39.5)%	75.1	(18.5)%	92.2
Professional liability	45.9	4.3%	44.0	—	5.0
Global excess casualty	73.6	4.2%	70.6	—	7.1
Financial institutions	25.9	(33.6)%	39.0	—	—
Financial and political risk	32.5	(16.9)%	39.1	—	—
Management and technology	8.1	131.4%	3.5	NM (1)	—
Specie	6.5	NM (1)	—	NM (1)	—
Specialty reinsurance	116.2	6.7%	108.9	4.3%	104.4

Total	$847.7	(2.3)%	$867.8	30.9%	$663.0

(1)	Not Meaningful — These lines of business were not operational as at December 31, 2008 and/or December 31, 2007.

Overall premiums have reduced by $20.1 million in 2009 mainly due to reduced market demand for Gulf of Mexico energy cover, the repositioning of our financial institutions account, our U.K. liability line reducing written premiums in the soft market and adverse exchange rate movements between the British Pound and the U.S. Dollar. These have been partially offset by an increase in premiums written by the new specie and management and technology business lines and additional premiums from our marine, energy and construction liability line. The increase in gross written premiums in 2008 of 30.9% over 2007 was mainly due to the contribution by our newer lines of business at the time. Written premium for existing lines decreased by $3.1 million mainly due to energy property insurance which experienced reducing rates until the September hurricanes and U.K. commercial liability insurance due to continuing rate pressure.

Losses and loss adjustment expenses.  The net loss ratio for the twelve months ended December 31, 2009 was 61.1% compared to 71.5% in 2008. The improvement in the loss ratio in 2009 was due mainly to 2008 experiencing a greater frequency and severity of losses including a $45.7 million of losses from Hurricanes Ike and Gustav, a $5.7 million satellite loss, a $15.9 million pollution loss in France, a $3.9 million airline loss and a net $3.9 million reserve strengthening following adverse experience from the marine, energy and construction liability line in connection with California wildfire losses in 2007 and increased provisions for those lines affected by the global financial crisis. The 2009 year experienced losses from our aviation and specialty reinsurance lines which have suffered from an $11.7 million net loss associated with the Air France disaster and a $7.1 million satellite loss. Favorable development on a number of lines has resulted in a net $17.7 million reserve release in 2009.

The loss ratio in 2007 was 51.7% and benefited from an $80.8 million reserve release and a low level of loss activity, with a $14.0 million loss following a shipping collision and a $10.1 million loss from an air crash in Brazil being the only losses of note. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  The 2009 acquisition expense ratio has improved marginally from 17.1% to 16.9% due to changes in the mix of business written and the addition of new business lines. The 2008 acquisition expense ratio improved by 0.6 percentage points compared to 2007 due to an $8.0 million reduction in profit commissions and changes to the business mix following the introduction of new teams.

Operating and administrative expenses have increased by $23.9 million compared to 2008 mainly due to profit-related staff costs as underwriting profit moves from $0.5 million to $61.6 million, a $1.2 million increase in U.S. federal excise tax on our U.S. emanating business, an additional $1.7 million provision for claims handling costs and increases in personnel costs associated with the establishment of our new underwriting teams.

Operating and administrative expenses increased by $7.2 million in 2008 compared to 2007 mainly due to increases in personnel costs associated with the establishment of our Dublin branch, direct costs of the new underwriting teams and our entry into Lloyd’s. This was partially offset by a reduction in accruals for performance-related compensation and favorable movements in the exchange rate between the U.S. Dollar and British Pound applied to Sterling denominated expenses.

U.S. Insurance

Our U.S. insurance segment consists of U.S. property and casualty insurance written on an excess and surplus lines basis. We also write property insurance that underwrites risk to a select group of U.S. program managers. We refer to this as our risk solutions business. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — U.S. Insurance.”

Gross written premiums.  Gross written premiums increased by 26.4% in 2009 to $162.6 million compared to 2008 due to increased contribution from the property business following the repositioning of the risks written in that account, an increase in rates for catastrophe-exposed business following Hurricanes Ike and Gustav in 2008 and the program property business written by the new risk solutions team. Gross written premium for casualty insurance increased slightly despite competition and business being declined due to rate inadequacy.

Gross written premiums increased by 5.0% in 2008 compared to 2007 due to increased contribution from the property business following the repositioning of the risks written in that account. Gross written premium for casualty insurance decreased as a result of competition and business being declined due to rate inadequacy.

The table below shows our gross written premiums for each line of business in this segment for the twelve months ended December 31, 2009, 2008 and 2007, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2009		Ended December 31, 2008		Ended December 31, 2007
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

U.S Property insurance	$82.5	55.1%	$53.2	29.4%	$41.1
U.S. Casualty insurance	77.1	2.3%	75.4	(7.5)%	81.4
U.S. Risk Solutions	3.0	NM (1)	—	NM (1)	—

Total	$162.6	26.4%	$128.6	5.0%	$122.5

(1)	Not Meaningful — This line of business was not operational as at December 31, 2008.

Losses and loss adjustment expenses.  Losses in 2009 increased by $30.3 million compared to 2008 due to reserve strengthening of $19.3 million compared to a reserve release of $8.1 in 2008. This strengthening was mainly due to adverse loss development on our casualty line where incurred development has been greater than expected on our New York contractors’ accounts.

Losses increased only marginally to $59.1 million in 2008 from $58.1 million in 2007 despite 2008 experiencing $14.0 million of losses associated with Hurricanes Ike and Gustav. The smaller than expected increase in 2008 loss was attributable to a prior period reserve release of $8.1 million compared to a release of $6.3 million in 2007 and low claims activity on our casualty accounts.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses have increased from 16.5% in 2008 to 16.8% in 2009 due to an increase in the proportion of premiums ceded which impacts the ratio. The increase in operating and administrative expenses in 2009 was attributable mainly to an increase in profit-related staff costs and reorganization costs. The additional costs were partly offset by favorable movements in the exchange rates between the U.S. Dollar and the British Pound, which reduced the dollar value of recharged costs.

Policy acquisition expenses in 2008 decreased by $5.7 million due mainly to a reduction in earned premiums and a change in business mix between property and casualty insurance. Operating and administrative expenses were broadly in line with 2007 despite 2008 being impacted by costs associated with the repositioning of the property account.

Balance Sheet

Total cash and investments

At December 31, 2009 and December 31, 2008, total cash and investments, including accrued interest receivable, were $6.8 billion and $6.0 billion, respectively. The composition of our investment portfolio is summarized below:

	As at December 31, 2009		As at December 31, 2008
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$507.5	7.4%	$650.7	10.9%
U.S. Government Agency Securities	389.1	5.7%	393.1	6.6%
Municipal Securities	19.5	0.3%	8.0	0.1%
Corporate Securities	2,264.6	33.2%	1,424.5	23.8%
Foreign Government	522.3	7.7%	384.5	6.4%
Asset-backed Securities	115.1	1.7%	205.5	3.4%
Mortgage-backed Securities	1,431.8	21.0%	1,366.8	22.9%

Total Fixed Income — Available for Sale	5,249.9	77.0%	4,433.1	74.1%
Marketable Securities — Trading
Corporate Securities	329.4	4.8%	—	—
U.S. Government Securities	6.5	0.1%	—	—
Municipal Securities	1.8	—	—	—
U.S. Government Agency Securities	0.4	—	—	—
Asset-backed Securities	5.0	0.1%
Foreign Government Securities	5.0	0.1%	—	—

Total Fixed Income — Trading	348.1	5.1%	—	—
Total Other Investments	27.3	0.4%	286.9	4.9%
Total Short-term Investments — Available for Sale	368.2	5.4%	224.9	3.8%
Total Short-term Investments — Trading	3.5	0.1%	—	—
Total Cash and Cash Equivalents	748.4	11.0%	809.1	13.5%
Total Receivable for Securities Sold	11.9	0.2%	177.2	3.0%
Total Accrued Interest Receivable	54.6	0.8%	43.7	0.7%

Total Cash and Investments	$6,811.9	100.0%	$5,974.9	100.0%

Fixed maturities.  At December 31, 2009, the average credit quality of our fixed income book is “AA+,” with 96% of the portfolio being graded “A” or higher. At December 31, 2008, the average credit quality of our fixed income book was “AA+,” with 96% of the portfolio being graded “A” or higher.

Our fixed income portfolio duration decreased from 4.6 years in 2008 to 3.3 years during 2009.

Mortgage-Backed Securities.  The following tables summarize the fair value of our Mortgage-Backed Securities (“MBS”) by rating and class at December 31, 2009:

	AAA	AA and Below	Total

Agency	$1,209.6	$—	$1,209.6
Non-agency Commercial	9.8	32.4	42.2
Non-agency Residential	158.7	21.3	180.0

Total Mortgage-backed Securities	$1,378.1	$53.7	$1,431.8

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative-A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At December 31, 2009, we had $9.3 million invested in alt-A securities (December 31, 2008 — $8.7 million).

Sub-prime securities.  We define sub-prime related investments as those supported by, or contain, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Other investments.  Other investments as at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Cost	Fair Value	Cost	Fair Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P	25.0	27.3	—	—

Total other investments	$25.0	$27.3	$311.3	$286.9

Investment funds.  Investment funds have historically represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximated fair value. Realized and unrealized gains of $19.8 million (2008 — loss of $97.3 million) were recognized through net investment income in the statement of operations in the year ended December 31, 2009. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds with effect at June 30, 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

Our involvement with the funds of hedge funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date. The remaining $11.6 million receivable at December 31, 2009 is due by the third quarter of 2010.

Our active investments and other obligations with the funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date. Of the $16.3 million receivable at September 30, 2009, $4.8 million was received by October 31, 2009 with the remaining balance of $11.5 million to be received subsequent to the completion of the audited financial statements for the funds.

Cartesian Iris 2009A L.P.  On May 19, 2009, we invested $25 million with Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to us.

Valuation of Investments

Valuation of Fixed Income and Short Term Available for Sale Investments and Fixed Income and Short-Term Trading Investments.  We use quoted values and other data provided by internationally recognized independent pricing sources as inputs into our process for determining the fair value of our fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.

We consider prices for actively traded Treasury securities to be derived based on quoted prices in active markets for identical assets, which are Level 1 inputs in the fair value hierarchy. We consider prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy.

We consider securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy. There have been no changes in our use of valuation techniques during the year.

Pricing Services and Index Providers.  Pricing services provide pricing for less complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities.

Broker-Dealers.  For the most part, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are non-binding.

To validate the techniques or models used by third-party pricing sources, we review process, in conjunction with the processes completed by the third-party accounting service provider, include, but are not limited to:

•	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and;

•	comparison of the fair value estimates to its knowledge of the current market.

Prices obtained from brokers and pricing services are not adjusted by us; however, prices provided by a broker or pricing service in certain instances may be challenged based on market or information available from internal sources, including those available to our third-party investment accounting service provider. Subsequent to any challenge, revisions made by the broker or pricing service to the quotes are supplied to our investment accounting service provider.

At December 31, 2009, we obtained an average of 3.4 quotes per investment, compared to 2.8 quotes at December 31, 2008. Pricing sources used in pricing our fixed income investments at December 31, 2009 and December 31, 2008, respectively, were as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008

Index providers	81.5%	83.8%
Pricing services	13.2%	10.8%
Broker-dealers	5.3%	5.4%

Total	100.0%	100.0%

Valuation of Other Investments.  The value of our investments in funds of hedge funds was based upon monthly net asset values reported by the underlying funds to our funds of hedge fund managers. The financial statements of our funds of hedge funds were subject to annual audits evaluating the net asset positions of the underlying investments. We periodically reviewed the performance of our funds of hedge funds and evaluated the reasonableness of the valuations.

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

Guaranteed Investments.  The following table presents the breakdown of investments which are guaranteed by mono-line insurers (“Wrapped Credit” disclosure) and those that have explicit government guarantees. The standalone rating is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the three main rating agencies (S&P’s, Moody’s, and Fitch), the lowest rating was used.

	As at December 31, 2009			As at December 31, 2008
Rating With	Rating without	Market	Rating With	Rating without
Guarantee	Guarantee	Value	Guarantee	Guarantee	Market Value
($ in millions)

AAA	AAA	$141.9	AAA	AAA	$103.6
	AA+	—		AA+	7.0
	AA	16.2		AA	1.3
	AA-	3.0		AA−	3.1
	A+	69.8		A+	71.0
	A	34.1		A	10.2
	A−	107.0		A−	—
	BBB+	7.7		BBB+	—
	BBB-	20.9		BBB-	—
AA+	AA+	15.0	AA+	AA+	—
	AA	27.8		AA	—
	A	17.3		A	—
AA	AA	3.2	AA	AA	—
BBB-	BBB−	0.1	BBB−	BBB−	0.1

		$464.0			$196.3

Our exposure to mono-line insurers was limited to 1 municipal holding (2008 — 2 holdings) as at December 31, 2009 with a market value of $0.1 million (2008 — $7.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.”

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

For a discussion of our valuation techniques within the fair value hierarchy please see Note 6 of the audited financial statements for the twelve months ended December 31, 2009 included elsewhere in this report.

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

Reserves by segment.  The following presents our loss reserves by business segment as at December 31, 2009 and 2008:

	As at December 31, 2009			As at December 31, 2008
		Reinsurance			Reinsurance
	Gross	Recoverable	Net	Gross	Recoverable	Net
	($ in millions)

Property Reinsurance	$390.6	$(35.4)	$355.2	$488.5	$(37.9)	$450.6
Casualty Reinsurance	1,518.9	(6.4)	1,512.5	1,311.1	(5.9)	1,305.2
International Insurance	1,220.1	(227.7)	992.4	1,117.4	(210.9)	906.5
U.S. Insurance	201.5	(52.0)	149.5	153.3	(28.6)	124.7

Total Losses and loss expense reserves	$3,331.1	$(321.5)	$3,009.6	$3,070.3	$(283.3)	$2,787.0

The increase in reinsurance recoverables in 2009 is due to increased recoveries in our international insurance segment related mainly to losses from Hurricane Ike, the Air France disaster and the global financial crisis. This has been offset by the continued settlement of losses associated with Hurricanes Katrina, Rita and Wilma.

The gross reserves may be further analyzed between outstanding or reported claims and IBNR as at December 31, 2009 and 2008, as follows:

	As at December 31, 2009
	Gross
	Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)

Property Reinsurance	205.7	184.9	$390.6	47.3%
Casualty Reinsurance	507.2	1,011.7	1,518.9	66.6%
International Insurance	635.9	584.2	1,220.1	47.9%
U.S. Insurance	36.0	165.5	201.5	82.1%

Total Losses and loss expense reserves	$1,384.8	$1,946.3	$3,331.1	58.4%

	As at December 31, 2008
	Gross
	Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)

Property Reinsurance	282.5	206.0	$488.5	42.2%
Casualty Reinsurance	396.4	914.7	1,311.1	69.8%
International Insurance	573.2	544.2	1,117.4	48.7%
U.S. Insurance	27.6	125.7	153.3	82.0%

Total Losses and loss expense reserves	$1,279.7	$1,790.6	$3,070.3	58.3%

Gross reserves for the property reinsurance segment in 2009 reflect the continued settlement of 2004 and 2005 related hurricane losses and claims settlements associated with 2008 Hurricanes Ike and Gustav. Gross reserves for the casualty reinsurance segment have continued to increase reflecting the build up of long-tail exposures. International insurance reserves have increased by 9.2% due to the recognition of reserves associated with the global financial crisis, aviation losses and the reserves associated with new business lines. The reserves for U.S. insurance have increased reflecting additional Hurricane Wilma losses and deterioration on the New York contractors’ liability account.

Prior year loss reserves.  In the twelve months ended December 31, 2009, 2008 and 2007, there was an overall reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Business Segment	December 31, 2009	December 31, 2008	December 31, 2007
	($ in millions)

Property Reinsurance	$58.5	$12.1	$(11.5)
Casualty Reinsurance	27.5	67.2	31.8
International Insurance	17.7	(3.9)	80.8
U.S. Insurance	(19.3)	8.1	6.3

Total reduction in prior year loss reserves	$84.4	$83.5	$107.4

For the twelve months ended December 31, 2009.  The analysis of the development by each segment is as follows:

Property Reinsurance:  The reserve release in the year were as a result of better than expected incurred development on all lines in the segment spread across several accident years and including settlement of Hurricane Ike and Gustav claims. Because of ongoing litigation, there remains significant uncertainty as to our ultimate costs of Hurricane Katrina.

Casualty Reinsurance:  The $27.5 million of reserve releases in our casualty reinsurance segment were mainly attributable to favorable development in our U.S. casualty treaty reinsurance business line where the experience to year end compared with starting loss ratios and expected patterns has generally been better than expected at the aggregate level.

International Insurance:  The $17.7 million release in the year was the result of reserve releases across the majority of lines compensating for reserve strengthening from the financial institutions and marine, energy and construction liability lines. The reserve strengthening was attributable to increased reserves on the financial institutions line in response to the global financial crisis and a deterioration on the 2007 accident year due to worse than expected incurred claims development in our marine, energy and construction liability line of business.

U.S. Insurance.  The $19.3 million deterioration was due to worse than expected experience from the casualty insurance line particularly in relation to New York contractors’ liability business.

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

International Insurance.  The international insurance segment has been impacted by $3.9 million of net reserve strengthening during 2008. The reserve strengthening was attributable to deterioration in respect of a loss related to the 2007 California wildfires and also from shipowners’ liability losses, both written in our marine, energy and construction liability account. This was partially offset by favorable development in our U.K. commercial property and liability lines.

U.S. Insurance.  The $8.1 million prior year release was due to better than expected experience primarily in the property line of business.

For the twelve months ended December 31, 2007.  The analysis of the development by each segment is as follows:

Property Reinsurance.  Property reinsurance deteriorated by $11.5 million in 2007, approximately $10.0 million of which was attributable to Hurricanes Katrina, Rita and Wilma. The methodology used to determine the hurricanes’ ultimate losses was to review each cedant’s position with respect to its reported claims and establish an expected IBNR utilizing information from that client. In setting our loss estimates for Hurricane Katrina, we had taken account of evolving litigation relating to coverage and quantum issues and included additional provisions where appropriate. Because of ongoing litigation, there remains uncertainty as to our ultimate costs of Hurricane Katrina.

Casualty Reinsurance.  The lines contributing to the casualty reinsurance reserves release of $31.8 million were $12.1 million attributed to international casualty, $31.4 million to U.S. casualty offset by $11.7 million of reserve strengthening for casualty facultative and structured business. Although claims in these lines may take several years to emerge, the experience to date compared with our starting loss ratios and expected patterns have generally been better than expected at the aggregate level for the U.S. and international casualty lines.

International Insurance.  The international insurance reserves release was $80.8 million, spread across several lines of which the largest contributor was U.K. commercial liability which accounted for $58.3 million of releases. This reduction was attributable mainly to a reduction in the uncertainty surrounding the initial case reserving methodology and continued favorable loss experience. Most other lines exhibited releases of between $3 million and $8 million with the exception of marine, energy and construction liability which deteriorated by $4.9 million.

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

Capital Management

The following table shows our capital structure at December 31, 2009 compared to December 31, 2008.

	As at		As at
	December 31, 2009		December 31, 2008
	($ in millions, except for percentages)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,951.8	83.0%	$2,359.9	77.9%
Preference shares (liquidation preference), net of issue costs	353.6	10.0%	419.2	13.9%
Long-term debt	249.6	7.0%	249.5	8.2%

Total capital	$3,555.0	100%	$3,028.6	100%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2009, this ratio was 7.0% (2008 — 8.2%, 2007 — 8.1%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 17.0% as of December 31, 2009 (2008 — 22.1%).

The principal capital management transactions during 2009 and early 2010 were as follows:

On March 31, 2009, we repurchased and cancelled 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE : AHL-PA) at a price of $12.50 per share. The repurchase resulted in a $31.5 million gain attributable to ordinary shareholders which was not recognized in the income statement but was included in the calculation of earnings per share.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization covers the period to March 1, 2012.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,305.4 million at December 31, 2009 (2008 — $2,779.1 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. However, our continuing ability to access the capital markets is dependent on, among other things, market conditions, our operating results and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at December 31, 2009 and 2008, Aspen Holdings held $33.5 million and $32.4 million, respectively, in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

During the period ended December 31, 2009, Aspen U.K. Holdings paid Aspen Holdings dividends of $401.0 million. In the twelve months ended December 31, 2008, Aspen Bermuda and Aspen U.K. Holdings paid Aspen Holdings dividends of $25.0 million and $45.0 million, respectively. Aspen Holdings also received interest of $36.5 million (2008 — $36.5 million) from Aspen U.K. Holdings in respect of an inter-company loan.

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

Insurance subsidiaries.  As of December 31, 2009, the Insurance Subsidiaries held approximately $701.5 million (2008 — $777.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2009 and for the foreseeable future.

On an ongoing basis, our Insurance Subsidiaries’ sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.

Cash is used primarily to pay reinsurance premiums, losses and loss adjustment expenses, brokerage commissions, general and administrative expenses, taxes, interest, dividends and to purchase new investments.

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

The liquidity of the Insurance Subsidiaries is also affected by the terms of contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2009 and 2008:

	As at December 31,	As at December 31,
	2009	2008
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,448.4	$1,345.6
Assets held in single beneficiary trusts	55.7	54.0
Letters of credit issued under our revolving credit facilities (1)	—	84.6
Secured letters of credit (2)	528.3	422.4

Total	$2,032.4	$1,906.6

Total as % of cash and invested assets	30.1%	33.1%

(1)	These letters of credit are not secured by cash or securities, though we have the ability to issue secured letters of credit under the revolving credit facility.

(2)	As of December 31, 2009, the Company had funds on deposit of $667.1 million and £18.8 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2009 amount to $219.8 million (December 31, 2008 — $200.3 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital. As at December 31, 2009, the minimum amount was $646,000 (December 31, 2008 — $584,000). This is not available for distribution by the Company for the payment of dividends.

U.S. reinsurance trust fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $937.1 million at December 31, 2009 and $939.3 million at December 31, 2008. At December 31, 2009, the total value of assets held in the trust was $1,096.6 million (2008 — $1,092.5 million).

U.S. surplus lines trust fund.  Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2009 was $80.4 million (2008 — $78.8 million).

U.S. regulatory deposits.  As at December 31, 2009, Aspen Specialty had a total of $6.6 million (2008 — $6.8 million) on deposit with U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2009, the balance held in trust was Can$276.5 million (2008 — Can$203.6 million).

Consolidated cash flows for the twelve months ended December 31, 2009.  Total net cash flow from operating activities in 2009 was $646.6 million, an increase of $116.1 million from 2008. For the twelve months ended December 31, 2009, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $808.6 million in 2009 and made net investments in the amount of $682.4 million in market securities and equipment during the period. We paid ordinary and preference share dividends of $73.6 million, and $100.3 million was used to repurchase ordinary shares. At December 31, 2009, we had a balance of cash and cash equivalents of $748.4 million. The balance of cash and cash equivalents has decreased during the year as opportunities have arisen to increase our holdings of high quality corporate bonds.

Consolidated cash flows for the twelve months ended December 31, 2008.  Total net cash flow from operating activities in 2008 was $530.5 million, a reduction of $243.5 million from 2007 due largely to an increase in claims payments. For the twelve months ended December 31, 2008, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $739.4 million in 2008 and made net investments in the amount of $255.3 million in market securities and equipment during the period. We paid ordinary and preference share dividends of $77.9 million, and $100.3 million was used to repurchase ordinary shares. At December 31, 2008, we had a cash and cash equivalents balance of $809.1 million. The increase in cash is in response to volatile market conditions allowing increased flexibility to deploy cash to longer duration portfolios as we expect yields to rise and spreads to remain wide over the short-term.

Consolidated cash flows for the twelve months ended December 31, 2007.  Total net cash flow from operating activities in 2007 was $774.0 million, an increase of $50.8 million from 2006. For the twelve months ended December 31, 2007, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $695.6 million in 2007 and made net investments in the amount of $426.1 million in market securities and equipment during the period. We paid ordinary and preference share dividends of $80.7 million, and $100.3 million was used to repurchase ordinary shares. At December 31, 2007, we had a cash and cash equivalents balance of $651.4 million.

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

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010 and prior to the facility’s expiration, we intend to enter into a new facility. As of December 31, 2009, no borrowings were outstanding under the credit facilities and we had no outstanding collateralized or uncollateralized letters of credit. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

Letters of Credit Facility.  On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million.

As at December 31, 2009 we had $415.4 million of outstanding collateralized letters of credit under this facility.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. We had $53.8 million of outstanding collateralized letters of credit under this facility as at December 31, 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2009:

Contractual Basis	Payments Due By Period
	($ in millions)
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$55.4	$7.8	$13.9	$12.9	$20.8
Long-term debt obligations (1)	249.6	—	—	249.6	—
Reserves for losses and loss adjustment expenses (2)	3,331.1	850.1	1,235.7	477.6	767.7

(1)	The long term debt obligations disclosed above does not include the $15 million annual interest payable on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years, and we have agreed to pay approximately a total of $1 million per year in rent for the three floors for the first three years. We moved into these premises on January 30, 2006. Beginning in 2009, we will pay $1.3 million in rent annually. We have also leased additional premises in London covering 9,800 square feet for a period of five years.

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

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California and Atlanta, Georgia in the U.S. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore and Dublin. In 2010, we are also looking to open an office in Cologne, Germany and offices in Miami and New York.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

For a discussion of our commitments and contingencies, please see Note 18 to the audited financial statements for the twelve months ended December 31, 2009 included elsewhere in this report.

Off-Balance Sheet Arrangements

Ajax Re was a variable interest entity under the guidance contained in ASC 820 Consolidations. We had a variable interest in the entity, however we were not the primary beneficiary of the entity and therefore we were not required to consolidate its results into our consolidated financial statements. For further details on the Ajax Re transactions please see Note 8 to the audited financial statements for the twelve months ended December 31, 2009 included elsewhere in this report.

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

On September 15, 2008, Lehman Brothers filed for bankruptcy, which is a termination event under the swap. Ajax Re terminated the swap on September 16, 2008. As a result, without the benefit of the total return swap, the extent of the actual reinsurance cover in the event of a California earthquake provided by Ajax Re will be limited to the market value of the collateral held by Ajax Re, that in light of current financial market conditions, we expect the market value of this collateral is substantially less than the $100 million of original reinsurance cover. Nevertheless, we remained within our risk tolerances without the benefit of this reinsurance cover.

Cartesian Iris 2009A L.P.  Cartesian Iris 2009A L.P. is a variable interest entity under the guidance contained in ASC 820 Consolidations. On May 19, 2009, we invested $25.0 million with Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermuda reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to us. For more information, please see Notes 6 and 18 to the audited financial statements for the twelve months ended December 31, 2009 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2010, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields will rise with the result that the market value of certain of our fixed interest investments may reduce.

Reconciliation of Non-GAAP Financial Measures

	As at December 31,	As at December 31,
	2009	2008
	($ in millions, except percentages)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,305.4	$2,779.1
Average adjustment	(853.0)	(486.8)

Average Equity	$2,452.4	$2,292.3

Average equity, a non-GAAP financial measure, is calculated by the arithmetic average on a monthly basis for the stated periods excluding (i) preference shares, (ii) after-tax unrealized appreciation or depreciation on investments and (iii) the average after-tax unrealized foreign exchange gains and losses. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. dollar and the British pound. Therefore, Aspen believes that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements GAAP information.

	As at December 31,	As at December 31,
	2009	2008
	($ in millions, except percentages)

Net income after tax	$473.9	$103.8
Add (deduct) after tax income:
Net realized and unrealized investment (gains)/losses	(7.6)	39.5
Net realized and unrealized exchange (gains)/losses	(2.0)	8.2

Operating income after tax	$464.3	$151.5

Operating income, a non-GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized capital gains or losses, after-tax net foreign exchange gains or losses and after-tax gains or losses from our investments in funds of hedge funds. We exclude after-tax net realized capital gains or losses and after-tax net foreign exchange gains or losses and after-tax gains from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of its business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for GAAP net income.

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

As at December 31, 2009, our fixed income portfolio had an approximate duration of 3.3 years. The table below depicts interest rate change scenarios and the effect on our available for sale and trading assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in rates in basis points	−100	−50	0	50	100
	($ in millions, except percentages)

Market Value	$6,153.9	$6,069.9	$5,969.7	$5,869.5	$5,769.3
Gain/Loss	184.2	100.2	—	(100.2)	(200.4)
Percentage of Portfolio	3.1%	1.7%	—	(1.7)%	(3.4)%
Corresponding percentage at December 31, 2008	2.9%	1.5%	—	(1.6)%	(3.2)%

Value at Risk (VaR).  We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations.

At the end of December 2009 our short VaR was 4.1% and our long VaR was 5.1%.

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

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars and Singaporean Dollars. As of December 31, 2009, approximately 83% of our cash and investments was held in U.S. Dollars (2008 — 84%), approximately 8% were in British Pounds (2008 — 10%) and approximately

9% were in currencies other than the U.S. Dollar and the British Pound (2008 — 6%). For the twelve months ended December 31, 2009, 15.2% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2008 — 14%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2009.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2009, would have impacted reported net comprehensive income by approximately $15.5 million (2008 — $21.2 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. As at December 31, 2009, the Company held currency contracts to purchase $Nil of U.S. and foreign currencies (2008 — $18.8 million).

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2009, the average rate of fixed income securities in our investment portfolio was “AA+”, compared to “AA+” at December 31, 2008.

In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A – ” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

We have also entered into a credit insurance contract which, subject to its terms, insures us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but subject to adjustment had a value of $452 million as at December 31, 2009. The carrying value of the derivative is the Company’s maximum exposure to loss.

The table below shows our reinsurance recoverables as of December 31, 2009, and our reinsurers’ ratings taking into account any changes in ratings as of February 5, 2010:

A.M. Best	($ in millions)

A++	$13.2
A+	$57.0
A	$226.2
A−	$21.3
Fully collateralized	$0.5
Not rated	$3.3

$321.5

Item 8.	Financial Statements and Supplementary Data

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

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Directors

Pursuant to provisions that were in our bye-laws and a shareholders’ agreement by and among us and certain shareholders prior to our initial public offering in 2003, certain of our shareholders had the right to appoint or nominate and remove directors to serve on our Board of Directors. Mr. Cormack was appointed director by Candover, one of our founding shareholders. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

Our bye-laws provide for a classified Board of Directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors were elected at our 2008 annual general meeting and are scheduled to serve until our 2011 annual general meeting. Our incumbent Class II Directors were elected at our 2009 annual general meeting and are scheduled to serve until our 2012 annual general meeting. Our incumbent Class III Directors were elected at our 2007 annual general meeting and will be subject for re-election at our 2010 annual general meeting.

We have provided information below about our directors including their ages, committee positions, business experience for the past five years and the names of other publicly-held companies on which they serve, or have served, as director for the past five years. We have also provided information regarding each director’s specific experience, qualifications, attributes and skills that led the Board of Directors to conclude that each should serve as a director.

As of February 15, 2010, we had the following directors on our Board of Directors and committees:

					Corporate
		Director			Governance
Name	Age	Since	Audit	Compensation	& Nominating	Investment	Risk

Class I Directors:
Christopher O’Kane	55	2002
Heidi Hutter	52	2002	✓				Chair
David Kelso	57	2005	✓		✓		✓
John Cavoores	52	2006		✓			✓
Liaquat Ahamed	57	2007				Chair	✓

Class II Directors:
Julian Cusack	59	2002				✓	✓
Glyn Jones	57	2006				✓
Richard Houghton	44	2007				✓

Class III Directors:
Ian Cormack	62	2003	Chair				✓
Matthew Botein	36	2007		✓	✓	✓
Richard Bucknall	61	2007	✓	Chair
Peter O’Flinn	57	2009	✓		Chair

Glyn Jones.  With effect from May 2, 2007, Mr. Jones was appointed as Chairman. Mr. Jones has been a director since October 30, 2006. He also has served as a non-executive director of Aspen U.K. since December 4, 2006. As of July 25, 2008, Mr. Jones has served as Chairman of Hermes Fund Managers. Mr. Jones is also the Chairman of Towry Law Holdings Limited and was recently appointed as Chairman of BT Pension Scheme Management Ltd. Mr. Jones was most recently the Chief Executive Officer of Thames River Capital. From 2000 to 2004, he served as Chief Executive Officer of

Gartmore Investment Management in the U.K. Prior to Gartmore, Mr. Jones was Chief Executive of Coutts NatWest Group and Coutts Group, which he joined in 1997, and was responsible for strategic leadership, business performance and risk management. In 1991 he joined Standard Chartered, later becoming the General Manager of Global Private Banking. Mr. Jones was a consulting partner with Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants from 1981 to 1990.

Mr. Jones has over 23 years of experience within the financial services sector. He is the former CEO of a number of large, regulated, international financial services groups, such as Gartmore Investment Management and Coutts Natwest Group and currently serves as chairman of the board in a number of other financial services companies. As a result, Mr. Jones provides the Board leadership for a complex, global and regulated financial services business such as ours.

Christopher O’Kane.  Mr. O’Kane has been our Chief Executive Officer and a director since June 21, 2002. He was also the Chief Executive Officer of Aspen U.K. until January 2010 and was Chairman of Aspen Bermuda until December 2006. Prior to the creation of Aspen Holdings, from November 2000 until June 2002, Mr. O’Kane served as a director of Wellington and Chief Underwriting Officer of Lloyd’s Syndicate 2020 where he built his specialist knowledge in the fields of property insurance and reinsurance, together with active underwriting experience in a range of other insurance disciplines. From September 1998 until November 2000, Mr. O’Kane served as one of the underwriting partners for Syndicate 2020. Prior to joining Syndicate 2020, Mr. O’Kane served as deputy underwriter for Syndicate 51 from January 1993 to September 1998. Mr. O’Kane began his career as a Lloyd’s broker.

Mr. O’Kane has 30 years of experience in the specialty re/insurance industry and is both a co-founder of our Company’s business and its founding CEO. Mr. O’Kane brings his market experience and industry knowledge to Board discussions and is also directly accountable to the Board for the day-to-day management of the Company and the implementation of business strategy.

Richard Houghton.  Mr. Houghton joined us as our Chief Financial Officer on April 30, 2007 and has been a director since May 2, 2007. He was previously at Royal Bank of Scotland Group plc (“RBS”), where he was Chief Operating Officer, RBS Insurance from 2005 to March 2007, responsible for driving operational efficiency across the finance, IT, risk, HR, claims and actuarial functions of this division. Previously, he was Group Finance Director, RBS Insurance from 2004 to 2005. Mr. Houghton was also Group Finance Director of Ulster Bank, another subsidiary of RBS from 2003 to 2004. While at RBS, Mr. Houghton was also a member of the Board of various of its subsidiaries. He began his professional career as an accountant at Deloitte & Touche where he spent 10 years working in audit, corporate finance and recovery. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Mr. Houghton is a qualified accountant with over 22 years of broad industry experience. He has held a number of finance and operations roles across the financial services industry. As our Chief Financial Officer, it is important for the Board to have direct interaction with Mr. Houghton to understand the financial performance of the Company and the impact of underwriting and investment performance on the Company’s results.

Liaquat Ahamed.  Mr. Ahamed has been a director since October 31, 2007. Mr. Ahamed has a background in investment management with leadership roles that include heading the World Bank’s investment division. From 2004, Mr. Ahamed has been an adviser to the Rock Creek Group, an investment firm based in Washington D.C. From 2001 to 2004, Mr. Ahamed was the Chief Executive Officer of Fischer Francis Trees & Watts, Inc., a subsidiary of BNP Paribas specializing in institutional single and multi-currency fixed income investment portfolios. Mr. Ahamed is a director of the Rohatyn Group and related series of funds, and a member of the Board of Trustees at the Brookings Institution.

Mr. Ahamed has over 27 years of experience in investment management and has previously served as a Chief Investment Officer and Chief Executive Officer of Fischer Francis Trees & Watts, Inc., an international fixed income business. Mr. Ahamed’s investment management experience provides the

Board with experience to oversee the Company’s investment decisions, strategies and investment risk appetite. As a result of this, Mr. Ahamed also serves as the Chair of the Investment Committee.

Matthew Botein.  Mr. Botein has been a director since July 25, 2007. Mr. Botein is currently a Managing Director and Head of the Special Situations Investment Group at BlackRock, Inc. From 2003 until June 30, 2009, Mr. Botein was associated with Highfields Capital Management LP, most recently as a Managing Director and a member of the firm’s Management Committee. Prior to joining Highfields, he was a member in the private equity department of The Blackstone Group from March 2000 to March 2003. He currently serves on the Boards of First American Corporation, PennyMac Mortgage Investment Trust, Cyrus Reinsurance Holdings II Limited, a “sidecar” Highfields formed with XL Capital (as well as its operating subsidiary), and Private National Mortgage Acceptance Company, LLC. He was previously a member of the Board of Integro Limited, an insurance broker and Cyrus Reinsurance Holdings Limited. He was also previously was a member of our Board from our formation until 2003.

Mr. Botein has over 10 years of experience within the spheres of corporate finance, private equity and asset management. As a result, Mr. Botein provides the Board with a broad range of relevant business experience with specific focus on investor relations matters, capital management initiatives and investment decisions.

Richard Bucknall.  Mr. Bucknall has been a director since July 25, 2007 and a director of Aspen U.K. since January 14, 2008 and a director of AMAL since February 28, 2008. Mr. Bucknall retired from Willis Group Holdings Limited where he was Vice Chairman from February 2004 to March 2007 and Group Chief Operating Officer from January 2001 to December 2006, in which role he was responsible for leading the development of Willis’ international business. While at Willis, Mr. Bucknall served as director on various Boards within the Willis Group. He was also previously Chairman/Chief Executive Officer of Willis Limited from May 1999 to March 2007. Mr. Bucknall is currently a non-executive director of FIM Services Limited and the non-executive Chairman of the XIS Group (Ins-Sure Holdings Limited, Ins-Sure Services Limited, London Processing Centre Ltd and LSPO Limited). He was also previously a director of Kron AS. He is a Fellow of the Chartered Insurance Institute.

Mr. Bucknall has over 40 years of experience within the re/insurance broking industry and latterly served as Group Chief Operating Officer of the Willis Group. Since our revenues are primarily derived from brokers, Mr. Bucknall’s background in the insurance broking industry provides the Board with an experienced perspective on broking relationships and their ability to impact our trading operations. Given his broad background across a number of operational disciplines, Mr. Bucknall serves as the Chair of our Compensation Committee.

John Cavoores.  Mr. Cavoores has been a director since October 30, 2006. Mr. Cavoores is currently an advisor to Blackstone (until March 15, 2010), previously one of our principal shareholders, advising on current portfolio investments and new opportunities. Mr. Cavoores previously served as President and Chief Executive Officer of OneBeacon Insurance Company, a subsidiary of the White Mountains Insurance Group, from 2003 to 2005. Mr. Cavoores currently serves as a director of Cyrus Reinsurance Holdings and Alliant Insurance Holdings. Among his other positions, Mr. Cavoores was President of National Union Insurance Company, a subsidiary of AIG. He spent 19 years at Chubb Insurance Group, where he served as Chief Underwriting Officer, Executive Vice President and Managing Director of overseas operations, based in London.

Mr. Cavoores has over 30 years of experience within the insurance industry having formerly served as CEO of OneBeacon Insurance, a subsidiary of White Mountains. As a result, Mr. Cavoores provides the Board with broad ranging business experience with particular focus on insurance matters and strategies within the U.S.

Ian Cormack.  Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen U.K. since 2003. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.’s insurance financial services and asset management division in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-Head of the Global Financial Institutions Client

Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director of Pearl Group Ltd., Phoenix Life Holdings Ltd and Qatar Financial Centre Authority. Mr. Cormack is also a non-executive chairman of Maven Income and Growth VCT 4 plc. He also serves as chairman of Entertaining Finance Ltd. and Carbon Reductions Ltd and deputy chairman of the Qatarlyst. He previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, as a member of the Board of Directors of Clearstream (Luxembourg), Bank Training and Development Ltd., Klipmart Corp and as a member of Millennium Associates AG’s Global Advisory Board. He was also previously a non-executive director of MphasiS BFL Ltd. (India), Europe Arab Bank Ltd., Pearl Assurance, London Life Assurance, National Provident Insurance and National Provident Life. He was a member of the U.K. Chancellor’s City Advisory Panel from 1993 to 1998.

Mr. Cormack has over 40 years of broad ranging international experience in both the banking and insurance sectors having held senior roles at both Citigroup and AIG. Mr. Cormack also serves on the boards of a number of internationally focused companies and brings his broad ranging global experience to Board debate. Given his wide ranging experience, Mr. Cormack also serves as Chair of our Audit Committee.

Julian Cusack, Ph.D .  Mr. Cusack has been our Chief Risk Officer since January 14, 2010. He was our Chief Operating Officer from May 1, 2008 to January 14, 2010, and has been a director since June 21, 2002. He has also been the Chief Executive Officer of Aspen Bermuda since 2002 and was appointed Chairman of Aspen Bermuda in December 2006. Previously Mr. Cusack was our Chief Financial Officer from June 21, 2002 to April 30, 2007. From 2002 until March 31, 2004, he was also Finance Director of Aspen U.K. Mr. Cusack previously worked with Wellington where he was Managing Director of Wellington Underwriting Agencies Ltd. (“WUAL”) from 1992 to 1996, and in 1994 joined the Board of Directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington Underwriting plc from 1996 to 2002. Mr. Cusack is also a director of Hardy Underwriting Bermuda Limited.

Mr. Cusack has over 28 years’ experience within the re/insurance industry having held a number of senior roles previously at Wellington. Mr. Cusack, a qualified accountant, is also a co-founder of our Company. Mr. Cusack currently serves as the Company’s Chief Risk Officer and Chair of our Reserve Committee (a management committee). Accordingly, he provides the Board with valuable input on the Company’s risk framework, risk tolerances and risk mitigation efforts, as well as providing an insight on our reserving practices.

Heidi Hutter.  Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen U.K. since June 2002. On February 28, 2008, Ms. Hutter was appointed as a director and Chair of AMAL. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and Manager of Black Diamond Capital Partners since 2005. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd’s which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. She was previously a director of Aquila, Inc. and Talbot Underwriting and related corporate entities. Ms. Hutter also serves as a director of Amerilife Group LLC.

Ms. Hutter is a qualified actuary with over 30 years of experience within the re/insurance industry. Ms. Hutter is a recognized industry leader with relevant experience both in the U.S. and internationally. Ms. Hutter has particular experience of insurance at Lloyd’s having served as Project Director for the Equitas Project at Lloyd’s from 1993 to 1995, and having previously served on the Board of Talbot Underwriting Ltd. (corporate member and managing agent of Lloyd’s syndicate) from 2002 to 2007. As a result of her experience, Ms. Hutter provides the Board with insight on numerous matters relevant to insurance practice. Ms. Hutter also serves as Chair of AMAL, the managing agency of our Lloyd’s Syndicate 4711 and as Chair of our Risk Committee.

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

Mr. Kelso has over 30 years of experience in the financial services sector, where he previously served as the CFO at Chubb Corporation and has experience in accounting and finance impacting insurance companies. As a result of his experience, Mr. Kelso is also the designated financial expert on the Company’s Audit Committee.

Peter O’Flinn.  Mr. O’Flinn has been a director since April 29, 2009. He currently serves as a director and audit committee member of Sun Life Insurance and Annuity Company of New York, and of Euler ACI Holdings, Inc. From 1999 to 2003, Mr. O’Flinn was Co-Chair of LeBoeuf, Lamb, Greene and MacRae (now Dewey & LeBoeuf).

Mr. O’Flinn is a qualified lawyer with over 25 years of private practice experience. Mr. O’Flinn is a corporate lawyer and former Co-Chairman of LeBoeuf, Lamb, Greene & MacRae as well as former Chair of their Insurance Practice and provides extensive experience on legal matters relevant to both the re/ insurance industry and public company legal matters generally. Mr. O’Flinn also provides the Board with input on corporate initiatives, regulatory and governance matters. As a result of his experience, Mr. O’Flinn serves as the Chair of our Corporate Governance and Nominating Committee.

Committees of the Board of Directors

Audit Committee:  Messrs. Cormack, Bucknall, Kelso, O’Flinn and Ms. Hutter. The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the Board of Directors as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held four meetings during 2009. The Board of Directors considers Mr. Kelso to be our “audit committee financial expert” as defined in the applicable regulations. The Board of Directors has made the determination that Mr. Kelso is independent.

Compensation Committee:  Messrs. Bucknall, Botein, and Cavoores. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company’s Chief Executive Officer, executive directors and key employees. Mr. Bucknall is the Chairman of the Compensation Committee. The Compensation Committee held five meetings during 2009.

Investment Committee:  Messrs. Ahamed, Jones, Botein, Cusack and Houghton. The Investment Committee is an advisory committee to the Board of Directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Ahamed is Chairman of the Investment Committee. The Investment Committee held four meetings during 2009.

Corporate Governance and Nominating Committee:  Messrs. Kelso, Botein and O’Flinn. The Corporate Governance and Nominating Committee, among other things, establishes the Board of Directors’ criteria for selecting new directors and oversees the evaluation of the Board of Directors and management. Mr. O’Flinn is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held four meetings during 2009.

Risk Committee:  Ms. Hutter, Messrs. Ahamed, Cavoores, Cormack, Cusack and Kelso. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter is the Chair of the Risk Committee. The Risk Committee held four meetings during 2009.

The Board may also, from time to time, implement ad hoc committees for specific purposes.

Leadership Structure

We have separate CEO and Chairman positions in the Company. We believe that while the CEO is responsible for the day-to-day management of the Company, the Chairman, who is not an employee of the Company and who is not part of the Company’s management, provides the right leadership role for the Board and is able to effectively facilitate the contribution of non-executive directors and ensuring constructive interaction between management (including executive directors) and the non-executive directors in assessing the Company’s performance, strategies and means of achieving them. As part of his leadership role, the Chairman is responsible for the Board’s effectiveness and sets the Board’s agenda in conjunction with the Chief Executive Officer.

Role in Risk Oversight

Please refer to Part I, Item 1 “Business — Risk Management” for a discussion of the Board’s role in risk oversight.

Compensation Consultants

The Compensation Committee appointed F.W. Cook and Hewitt New Bridge Street as its compensation consultants (the “2009 Compensation Consultants”) for 2009. The 2009 Compensation Consultants were engaged by the Compensation Committee to provide (i) input on the Compensation Discussion and Analysis, (ii) benchmarking analysis in respect of CEO, Chairman and non-executive director compensation, (iii) input on peer group filings, (iv) a review of the competitive market for executive positions and (v) input on performance targets under 2009 performance shares and bonus funding. The Compensation Consultants did not provide any other services to the Company, but worked with members of our Human Resources department to deliver the mandates to the Compensation Committee.

Executive Officers

The table below sets forth certain information concerning our executive officers as of February 15, 2010:

Name	Age	Position

Christopher O’Kane (1)	55	Chief Executive Officer of Aspen Holdings
Richard Houghton (1)	44	Chief Financial Officer of Aspen Holdings
Julian Cusack (1)	59	Chief Risk Officer of Aspen Holdings, Chief Executive Officer and Chairman of Aspen Bermuda
Brian Boornazian	49	CEO of Aspen Reinsurance
Michael Cain	37	Group General Counsel
James Few	38	President of Aspen Reinsurance, Chief Underwriting Officer of Aspen Bermuda
Karen Green	42	President and Chief Operating Officer, Aspen U.K. and AMAL Group Head of Corporate Development
Emil Issavi	37	Head of Casualty Reinsurance, Executive Vice President of Aspen Reinsurance
William Murray	53	President of U.S. Insurance
Rupert Villers	57	CEO of Insurance
Stephen Postlewhite	38	Head of Risk Capital
Kate Vacher	38	Director of Underwriting
Chris Woodman	48	Group Head of Human Resources

(1)	Biography available above under “— Directors” above.

Brian Boornazian.  Mr. Boornazian was appointed Head of Reinsurance in May 2006 and is CEO of Aspen Reinsurance. Since October 2005, Mr. Boornazian has also served as President of Aspen Re America. From January 2004 to October 2005, he was President of Aspen Re America, Property Reinsurance. Prior to joining us, from 1999 to January 2004, Mr. Boornazian was at XL Re America, where during his tenure there he acted in several capacities and was Senior Vice President, Chief Property Officer, responsible for property facultative and treaty, as well as marine, and Chief Marketing Officer.

Michael Cain.  Mr. Cain has served as our Group General Counsel since March 3, 2008. Prior to joining us, Mr. Cain served as Corporate Counsel and Company Secretary to Benfield Group Limited from 2002 to 2008. Previously, Mr. Cain worked at Barlow Lyde & Gilbert and Ashurst, law firms in London.

James Few.  Mr. Few is President of Aspen Reinsurance and has been our Head of Property Reinsurance since June 1, 2004 and Aspen Bermuda’s Chief Underwriting Officer since November 1, 2004. Before joining Aspen Bermuda, he had been an underwriter at Aspen U.K. since June 21, 2002. Mr. Few previously worked as an underwriter with Wellington from 1999 until 2002 and from 1993 until 1999 was an underwriter and client development manager at Royal & Sun Alliance.

Karen Green.  Ms. Green is President and Chief Operating Officer of Aspen U.K. and AMAL and Group Head of Corporate Development, Ms. Green had joined us in March 2005 as Head of Strategy and Office of the CEO. In March 2008, Ms. Green was also appointed as Managing Director of AMAL, the managing agency of our Lloyd’s Syndicate 4711. From 2001 until 2005, Ms. Green was a Principal with MMC Capital Inc. (now Stone Point Capital), a global private equity firm (formerly owned by Marsh and McLennan Companies Inc.). Prior to MMC Capital, Ms. Green was a director at GE Capital in London from 1997 to 2001, where she co-ran the Business Development team (responsible for mergers and acquisitions for GE Capital in Europe).

Emil Issavi.  Mr. Issavi was appointed Head of Casualty Reinsurance in July 2008, and is also Executive Vice President of Aspen Reinsurance. Since July 2006, Mr. Issavi has also served as Head of Casualty Treaty of Aspen Re America. Prior to joining us, from 2002 to July 2006, Mr. Issavi was at Swiss Re America, where during his tenure there he was Senior Treaty Account Executive responsible for various Global and National Property Casualty clients. Mr. Issavi began his reinsurance career at Gen Re as a Casualty Facultative Underwriter.

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

William Murray.  Mr. Murray joined us in August 2009 as President of U.S. Insurance. Most recently, he served as President of W.R. Berkley’s Regional Excess Underwriters from May 2008 to August 2009. He had previously been President of Carolina Casualty Insurance Company and Admiral Excess Underwriters, both members of the W.R. Berkley Group from June 2003 to May 2008. He began his insurance career in 1986 as an underwriter in the Berkshire Hathaway group where he remained for 17 years after serving in the U.S. Navy and U.S. Marine Corps.

Stephen Postlewhite.  Mr. Postlewhite was appointed Head of Risk Capital in September 2009. He was previously Deputy Chief Actuary and joined us in 2003. Prior to joining us, Stephen spent a year at the FSA working extensively on the development of the Individual Capital Assessment process for non-life insurers and nine years with KPMG, both in London and Sydney, working as a senior general insurance actuarial consultant, predominately on London market, Lloyd’s and reinsurance clients. He has been a fellow of the Institute of Actuaries since 2001. Prior to embarking on an actuarial career Stephen worked as a management consultant for Andersen Consulting.

Rupert Villers.  Mr. Villers is CEO of Insurance. He joined us in April 2009 as Global Head of Professional and Financial Lines. He has held a number of positions in the insurance industry. He co-founded SVB Holdings (subsequently renamed Novae Holdings) in 1986, and in his seventeen years there he was Chief Executive Officer from 1991 to 2002 and underwriter of Syndicate 1007 from January 1, 1997 to December 31, 1999. Most recently, he has been Chairman of APJ Continuation Ltd, a company he co-founded in 2005, whose major subsidiary, APJ (Asset Protection Jersey Limited) writes a specialist book of kidnap and ransom insurance. Mr. Villers is a director of CertaAsig Societate di Asigurare Ci Reasigurare S.A. (a Romanian insurance company).

Non-Management Directors

The Board of Directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Jones, our Chairman. The non-management directors held four executive sessions during 2009. Mr. Jones, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate their concerns to the non-management directors by sending written communications by mail to Mr. Jones, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. In 2009, we held one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The Board of Directors conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the Board of Directors and its constituent committees on which that director serves and our annual general meeting of shareholders. All directors attended the annual general meeting of shareholders in 2008. Four meetings of the Board of Directors were held in 2009. All of the directors attended at least 75% of the meetings of the Board of Directors and meetings of all committees on which they serve.

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

Process for Evaluation of Director Nominees.  The Corporate Governance and Nominating Committee has the authority and responsibility to lead the search for individuals qualified to become members of our Board of Directors to the extent necessary to fill vacancies on the Board of Directors or as otherwise desired by the Board of Directors. The Corporate Governance and Nominating Committee will identify, evaluate and recommend that the Board of Directors select director nominees for shareholder approval at the applicable annual meetings based on minimum qualifications and additional criteria that the Corporate Governance and Nominating Committee deems necessary, as well as the diversity and other needs of the Board of Directors. As vacancies arise, the Corporate Governance and Nominating Committee looks at the overall Board and assesses the need for specific qualifications and experience needed to enhance the composition and diversify the viewpoints and contribution to the Board.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation program for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated named executive officers (“NEOs”) for 2009.

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

Executive Summary

Our compensation policies are designed with the goal of maximizing shareholder value creation over the long-term. The basic objectives of our executive compensation program are to:

•	attract and retain highly skilled executives;

•	link compensation to achievement of the Company’s financial and strategic goals by having a significant portion of compensation be performance-based;

•	create commonality of interest between management and shareholders by tying substantial elements of compensation directly to changes in shareholder value over time in a sustainable manner that does not reward or appear to reward short-term behavior that may involve excessive risk taking;

•	maximize the financial efficiency of the overall program to the Company from a tax, accounting, and cash flow perspective;

•	ensure compliance with the highest standards of corporate governance; and

•	encourage executives to work hard for the success of the business and work effectively with clients and colleagues for the benefit of the business as a whole.

We encourage a performance-based culture throughout the Company, and at senior levels we have developed an approach to compensation that aligns the performance and contribution of the executive to the results of the Company. As discussed below, we believe that the three elements of total direct compensation, base salary, annual bonus and long-term incentive awards, should be balanced such that each executive has the appropriate amount of pay that is performance contingent and longer-term. This relationship is illustrated in the table below which depicts each element of target and actual compensation; in each case a majority of the executive’s pay is delivered through performance-based compensation with a significant portion realized over more than one year. Equity awards in particular are intended to encourage risk-sharing with shareholders and align executive pay with the value created for shareholders.

NEO Compensation (1)

(1) Consists of salary, bonus and incentive awards; excludes “other compensation.”

All employees, including senior executives, are set challenging goals and targets both at an individual and team level, which they are expected to achieve, taking into account the dynamics that occur within the market and business environment. These goals include quantitative and qualitative measures. Performance-related pay decisions are not formulaic and are based on a variety of indicators of performance, thus diversifying the risk associated with any single indicator. In particular, individual bonus awards are not tied to formulas that could focus NEOs, executives and employees on specific short-term outcomes that might encourage excessive risk taking.

The Company has achieved considerable growth since its inception in 2002 and our compensation programs and plans have been designed to reward executives who contribute to the continuing success of the Company. 2009 was a solid performance year, one in which we provided our shareholders a return on the equity employed in our business of over 18% and a growth in book value of more than 21%. What is more, we accomplished much with regards to our strategic objectives, including an evaluation of our businesses and refocus on commercial disciplines. Within the context of our pay for performance philosophy, these results allowed us to pay our bonuses above the “bonus potential” and for us to vest in the 2009 portion of the long-term incentive awards.

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

To assist in making competitive comparisons, the Committee retained Frederic W. Cook & Co. (“Cook”) and Hewitt New Bridge Street LLP (“Hewitt New Bridge Street”) for 2009 as independent advisors to the Compensation Committee and to provide information regarding the compensation practices of our peer group (as defined below) against which we compete. The consultants were appointed in 2006 by the Compensation Committee following a selection process led by one of our independent directors. Cook was primarily used for advice to the Compensation Committee in respect of U.S. compensation practices and Hewitt New Bridge Street was primarily used for advice in respect of U.K. compensation practices. Both worked together in affiliation on our account and reported to the Chair of the Compensation Committee and worked with management under the direction of the Chair. They were asked to provide overviews of our competitors’ compensation programs taken from public filings and to comment on management proposals on compensation awards for NEOs and recommendations on proposals relating to the long-term incentive programs and the funding of the employee bonus pool. We also participate in publicly available surveys produced by Hewitt New Bridge Street, Towers Watson (formerly Watson Wyatt) and PricewaterhouseCoopers. These surveys are used to provide additional data on salaries, bonus levels and long-term incentive awards of other companies in our industry. Together with data provided by the independent advisors drawn from public filings of competitors, the survey data is used to assess the competitiveness of the compensation packages provided to our NEOs. We have also sought advice on specific ad hoc technical benefit issues from PricewaterhouseCoopers who provide services only to management in respect of advice on international compensation and taxation and benefits issues.

Towards the end of 2009, following a selection process led by the Chair, the Compensation Committee selected Towers Watson (formerly Watson Wyatt) to provide advice to the Compensation Committee in respect of compensation practices in each of the markets in which we operate. On this basis, in November 2009 the engagements with Cook and Hewitt New Bridge were terminated and the Compensation Committee retained the services of Towers Watson for 2010.

The Company competes with companies based in Bermuda, the U.S. and the U.K., and we seek to understand the competitive practices in those different markets and the extent to which they apply to our senior executives. Our peer group is established by the Compensation Committee in conjunction with advice from Cook and Hewitt New Bridge Street, and reviewed on a regular basis. With the exception of the removal of one peer company (Kiln), who are no longer publicly traded, the 2009 peer group remains unchanged from that of 2008 and consists of:

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
Hiscox Ltd.
Lancashire Insurance Group

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

Cash Compensation

Base Salary.  We pay base salaries to provide executives with a predictable level of compensation over the year to enable executives to meet their personal expenses and undertake their roles. Base salaries are determined taking into account the relative importance of the position, the competitive market place, and the individual executive officer’s experience, skills, knowledge and responsibilities in their roles. Salaries are reviewed annually. The Compensation Committee reviews the compensation recommendations made by management, including base salary, of the most senior employees in the Company, excluding the CEO but including the NEOs. In the case of the Chief Executive Officer, the Chair of the Compensation Committee develops any recommended changes to base salary and is provided with information and advice by Cook and Hewitt New Bridge Street in 2009 and Towers Watson starting in 2010.

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

Base salary is normally a fixed amount determined on the basis of market comparisons and the experience of each employee initially at the point of employment and thereafter at each subsequent annual review date. The annual salary review process is governed by an overall budget related to market conditions in the relevant employment markets (globally) and broader economic considerations. Our annual salary review process is not intended to be solely a “cost of living” increase or a contractual entitlement to salary increases. Within this overall governing budget, individual salary reviews are discretionary, and take into account the performance of the individual as well as market competitiveness by individual and internal equity. We believe that this approach mitigates the risk associated with linking salary increases to short-term outcomes. In the last three years, the overall budget for salary increases averaged 4% per annum.

For purposes of this discussion, compensation paid in British Pounds has been translated into U.S. Dollars at the exchange rate of $1.5670 to £1, i.e. the average exchange rate for 2009.

For 2009, the base salary for Chris O’Kane, our Chief Executive Officer, was increased from £450,000 ($705,150) per annum to £480,000 ($752,160), effective April 1, 2009, an increase of 6.7%. In agreeing to this increase, the Compensation Committee and the Board evaluated Mr. O’Kane’s total compensation against compensation levels in our U.S./Bermuda and U.K. peer group, and determined that given differences in philosophical approach to compensation in the U.S./Bermuda and U.K. (the U.S./Bermuda typically placing a greater emphasis on variable, particularly long-term incentive pay, whereas the U.K. base pay tends to be higher with less emphasis on stock incentives), it would be reasonable to take a blended approach taking into account both methodologies. On this basis, and based on the exchange rate in place at the time of the review, the approved increase brought Mr. O’Kane’s salary to the lower quartile for U.S./Bermuda data, and to between the lower quartile and median for the U.K. data set, and enabled total target cash compensation to be delivered at median levels for both U.S./Bermuda and U.K. peers.

For 2009, the base salary for Richard Houghton, our Chief Financial Officer was increased from £350,000 ($548,450) per annum to £360,000 ($564,120) from April 1, 2009, an increase of 2.9%. This increase was evaluated against compensation levels for FTSE 250 insurance companies and 2008 proxy data for the U.S./Bermuda peer group, with Mr. Houghton’s salary benchmarked at the upper quartile in the U.K. data set and between the median and upper quartile in the U.S./Bermuda peer group. However, as Mr. Houghton’s overall responsibility is wider than that of a pure CFO, with responsibility for Group Finance Functions, as well as Treasury and Investment Strategy, and operational areas including Claims, Facilities, Human Resources and IT functions, the Compensation Committee deemed it appropriate to benchmark the roles of CFO and COO. In addition to market relativity, in approving this increase the Compensation Committee also took into consideration Mr. Houghton’s delivery of performance goals including tactical and strategic balance sheet initiatives. Mr. Houghton also led and delivered a program of transformation in our finance function, which enabled the improvement of financial systems and support to stakeholders. Taking the above into account, the Compensation Committee determined that above median base pay accurately reflects the scope of the role alongside Mr. Houghton’s performance in 2008.

For 2009, the base salary for Julian Cusack, our current Chief Risk Officer (formerly, Chief Operating Officer) and Chairman and Chief Executive Officer of Aspen Bermuda was increased from £350,000 ($548,450) per annum to £360,000 ($564,120) from April 1 2009, an increase of 2.9%. As Mr. Cusack has a dual role and splits his time between Bermuda and the U.K., this increase was evaluated against Chief Operating Officer compensation levels for FTSE 250 insurance companies and 2008 proxy data for the U.S./Bermuda peer group; where Mr. Cusack’s salary was between the median and upper quartile based on the U.K. data, and above the median for U.S./Bermuda peers. The Compensation Committee agreed that this level of compensation was appropriate and commensurate with Mr. Cusack’s experience and abilities and the importance of his role to the Company. In addition to market relativity, in approving this increase the Compensation Committee also took into consideration Mr. Cusack’s development of the enterprise risk management function, and successful operational and organizational reviews in our Actuarial, Legal and Risk Management functions in 2008.

For 2009, the base salary for Brian Boornazian, CEO of Aspen Reinsurance, was increased from $470,000 per annum to $500,000 effective April 1, 2009, an increase of 6.4%. In approving this increase, the Compensation Committee took into account his contribution as Head of Reinsurance, including his achievements in delivering a consistent underwriting approach across all reinsurance lines, the assessment of the organizational structure for the casualty reinsurance segment, increased marketing efforts with key property and casualty clients, the use of underwriting expertise with external constituents and the delivery of 2008 business plans for the property and casualty reinsurance segments. The achievement of the 2008 business plan included qualitative elements and took into account risk data, such as compliance, underwriting quality reviews and internal audit reviews. Based on the above, and taking into consideration U.S./Bermuda peer group data, which highlighted Mr. Boornazian’s salary below lower quartile levels, the Compensation Committee approved the above increase bringing Mr. Boornazian’s salary closer to the median.

For 2009, the base salary for James Few, President of Aspen Reinsurance, was increased from $450,000 per annum to $475,000, per annum effective April 1, 2009, an increase of 5.6%. In approving this increase, the Compensation Committee recognized that Mr. Few was promoted in June 2008. This promotion added responsibility for broader business development across all reinsurance lines to Mr. Few’s remit as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. Mr. Few’s role was evaluated against our U.S./Bermuda peer group as well as that of a Chief Underwriter in the Bermuda market. Taking the simple average of both data sets, Mr. Few’s April 2009 salary was between the lower quartile and median. The Committee also took into consideration Mr. Few’s performance in 2008, which included the delivery of the 2008 business plan for the property reinsurance segment. This objective included various elements relating to the performance of the segment, including the effective management of his team, enhanced marketing efforts with key clients, improvement of operational efficiencies and management of the property reinsurance portfolio to achieve optimal distribution of allocated aggregate capacity. In addition, Mr. Few was responsible for enhancing the risk management capability within property reinsurance in Bermuda and for the ongoing development of capability within the global property reinsurance team, including establishing new lines and teams in Singapore and Zurich.

Annual Cash Bonuses.  The Company operates a bonus plan. Annual cash bonuses are intended to reward executives for our consolidated annual performance and for individual achievements and contributions to the success of the business over the previous fiscal year. The Compensation Committee approves the bonus pool, following recommendations from management and with information and advice from the independent advisors. In 2009, we amended our existing methodology for establishing the bonus pool, which had previously been based on a range of between 6% to 7% of net income for expected levels of performance. Following a proposal by management and in considering the advice provided by Cook and Hewitt New Bridge Street, the Compensation Committee determined that Operating Return on

Annualized Equity (“Operating ROE”) would be the measure of financial performance for determining the bonus pool for 2009. Operating ROE is a non-GAAP financial measure which (1) is calculated using operating income, as defined below and (2) excludes from average equity, the average after-tax unrealized appreciation or depreciation on investments and the average after-tax unrealized foreign exchange gains or losses and the aggregate value of the liquidation preferences of our preference shares. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. dollar and the British pound. Such appreciation (depreciation) is not related to management actions or operational performance (nor is it likely to be realized). Therefore, Aspen believes that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements GAAP information. Average equity is calculated as the arithmetic average on a monthly basis for the stated periods.

In order for the bonus pool to be funded at the full potential levels (i.e. 100% of all bonus potentials), the Company would have to achieve an Operating ROE of at least 14%. This level was established with reference to our 2009 business plan, but also included an element of “stretch” in so far as it would not deliver on target funding unless the 2009 Operating ROE was 14% or greater. We believe that such returns over the long term would be attractive to investors. The Compensation Committee also determined that the bonus pool in respect of 2009 would fund at 100% of the sum of all eligible participants’ potential bonuses at the target Operating ROE for 2009 of 14%, with a range of funding from 50% of such sum (for Operating ROE of 7%) to 140% of such sum (for Operating ROE of 20% or more). The amounts below and above the target are determined through straight-line interpolation. The bonus pool available to our NEOs and employees does not automatically fund if the Operating ROE is below 7%, and the plan retains an element of discretion for exceptional circumstances enabling the Compensation Committee to apply its judgment where the formula may produce a funding level that is not representative of absolute and relative corporate performance.

The annual bonus component of compensation is intended to encourage all management and staff to work to improve the overall performance of the Company as measured by Operating ROE. Each employee is allocated a ‘bonus potential’ which expresses the amount of bonus they should expect to receive if the Company, the team to which they belong and they as individuals perform well. While individual bonus entitlements are not capped, there is a cap on the total bonus payable in any one year. The annual bonus awards for each of our NEOs in recent years are illustrated in the table below (1):

		Bonus
Name and Principal Position	Year	Potential %	Target ($)	Actual ($)	% of Base	% of Target

Christopher O’Kane,	2009	150%	$1,128,240	$2,256,480	300%	200%
Chief Executive Officer	2008	150%	$1,250,370	$0	0%	0%
	2007	150%	$1,249,123	$1,501,358	180%	120%
Richard Houghton,	2009	100%	$564,120	$902,592	160%	160%
Chief Financial Officer (2)	2008	100%	$648,340	$0	0%	0%
	2007	100%	$640,576	$500,453	78%	78%
Julian Cusack,	2009	100%	$564,120	$902,592	160%	160%
Chief Risk Officer (3)	2008	100%	$648,340	$0	0%	0%
	2007	60%	$187,200	$625,000	200%	334%
Brian Boornazian,	2009	135%	$675,000	$1,350,000	270%	200%
CEO of Aspen Reinsurance	2008	135%	$634,500	$245,000	52%	39%
	2007	135%	$594,000	$800,000	182%	135%
James Few,	2009	115%	$546,250	$1,092,500	230%	200%
President of Aspen	2008	115%	$517,500	$205,000	46%	40%
Reinsurance	2007	115%	$506,000	$725,000	165%	143%

(1)	All compensation information is taken from the Compensation Discussion and Analysis for the year in which the compensation was earned.

(2)	Mr. Houghton joined the company in April 2007. His target bonus reflects a full year’s work; he was guaranteed a minimum bonus of $400,360 as part of his negotiation to join Aspen. The decision was made to exceed Mr. Houghton’s minimum to reflect his strong first eight months with the company.

(3)	In 2007, Mr. Cusack’s role was changed from Group CFO to Chairman and CEO of Aspen Bermuda. The change in role included a decrease in base salary from $412,000 to $312,000 per annum.

Once the bonus pool is established, underwriting and functional teams are allocated portions of the bonus pool based on their team performance as assessed by the CEO. The evaluation takes into consideration risk data in addition to performance data. The risk data available to the CEO includes internal audit reviews, underwriting reviews and reports of compliance breaches. Individuals, including the NEOs, are allocated bonuses based on their individual contribution to the business and their compliance with the Company’s governance and risk control requirements. Accomplishment of set objectives established at the individual’s annual performance review, such as financial goals, enhanced efficiencies, development of talent in their organizations and expense reductions, and any other material achievements are taken into account when assessing an individual’s contribution. We believe that basing awards on a variety of factors diversifies the risk associated with any single indicator. In particular, individual awards are not tied to formulas that could focus executives on specific short-term outcomes that might encourage excessive risk taking.

Due to the potentially significant external factors impacting our business, where for example our business plan may be reforecast quarterly, any quantitative measures indicated in an individual’s objectives may be adapted after the fact to reflect changes in circumstances. These revisions may occur more than once throughout the year, and the revised plan would be used in the executives’ assessment at year-end instead of the quantification, if any, set out at the beginning of the year. We take this approach in order to ensure that our goals remain fair, relevant and responsive to the complex and dynamic nature of our business and relative to market conditions. In 2009, in response to current market conditions at the time, our annual business plan was updated and as a result some of our NEOs goals and objectives were adapted through the course of the year to recognize changes in our market environment. The appraisal assesses the performance of each employee by reference to a range of objectives and expected behavioral competencies with no formulaic calculation based on revenue or quantitative targets impacting bonus or salary decisions.

In the case of the Chief Executive Officer, the Chairman assesses his performance against the Company’s business plan and other objectives established by the Board and makes compensation recommendations to the Compensation Committee. The Compensation Committee reviews the CEO’s achievements and determines the CEO’s bonus without recommendation from management.

The Compensation Committee reviews management’s approach to distributing the bonus pool and specifically approves the bonuses for the senior executives including the NEOs. We benchmark our bonus targets and payouts with our competitive peer group (listed earlier) and other market data from the surveys referred to earlier, to establish our position in the market. We use this information to assist us in developing a methodology for establishing the size of the bonus pool required for the Company as a whole and to establish individual bonus potentials for all employees, including the Chief Executive Officer and the other NEOs. For 2009, the Compensation Committee established bonus potentials in the range of 100% to 150% of base salary for our NEOs, including our Chief Executive Officer; these levels are unchanged from 2008. The bonus potentials are indicative and do not set a minimum or a maximum limit. For example, in a loss-making year, employees may not get any bonuses. Conversely, in profitable years, employees may receive bonuses in excess of their bonus potentials.

Based on the Company’s achievement of an Operating ROE of 18% in 2009, the size of the bonus pool funding was $35.2 million.

Individual contributions to our corporate goals are taken into consideration through our annual appraisal process, whereby at the outset of each year, objectives are established and achievement of these goals is assessed at the end of each performance year. The 2009 performance objectives for Chris O’Kane, our CEO, were to:

1.	Achieve the 2009 business plan within the group’s risk tolerances and underwriting disciplines;

2.	Preserve capital, maintain solvency and liquidity;

3.	Undertake an evaluation of all business lines to ensure they continue to be relevant for the future of Aspen;

4.	Refine underwriting management and control environment procedures and accountabilities to be followed by product heads;

5.	Implement the group pricing standard;

6.	Undertake a review of the group underwriting structure and enabling functions to ensure an appropriate balance between country/product/legal entity management;

7.	Execute our vision for the U.S. market; and

8.	Develop a 5-year IT strategy, reviewing the current function and assessing existing and future needs.

Mr. O’Kane has a bonus potential of 150% of base salary which for 2009 equated to £720,000 ($1,128,240). He was awarded a bonus of £1,440,000 ($2,256,480) which represents 200% of his bonus potential. This award reflected Mr. O’Kane’s very strong performance against his 2009 objectives, which included substantial achievement of his 2009 business plan objectives; in which the Company delivered a net income Return on Equity (“ROE”) at 18.4% and growth in book value of 21.1%. Mr. O’Kane fully delivered on his objective on capital, solvency and liquidity, restoring balance sheet strength in 2009 and enabling a share buy-back in early 2010. Mr. O’Kane successfully delivered his evaluation of our business lines providing greater focus on commercial disciplines and management and control and embedded a control matrix in each underwriting segment. In addition, Mr. O’Kane successfully implemented the group pricing standard for each line of business, conducted a reorganization of underwriting structure and operating platforms (which was put into effect in January 2010), strengthened the management team with key hires such as Rupert Villers (Head of Financial and Processional Lines Insurance, now CEO of Insurance) and William Murray (President of U.S. Insurance), and undertook a major strategic review of all enabling functions including IT, the outcome of which included a strategy and roadmap for IT for the next three years and changes in senior IT management.

The 2009 performance objectives for Richard Houghton, our Chief Financial Officer included ensuring operating excellence within each of Aspen’s finance teams, which included a continued focus on opportunities to optimize tactical and strategic balance sheet initiatives and to optimize investment returns. Mr. Houghton was also tasked with leading the strategic review of our IT function, restructuring the operating model within our claims areas and improving performance and talent management across the group through his responsibilities for the HR function.

Mr. Houghton has a bonus potential of 100% of base salary which for 2009 equated to £360,000 ($564,120). He was awarded a bonus of £576,000 ($902,592) which represents 160% of his bonus potential. This reflected Mr. Houghton’s contribution in respect of investment return and capital management. Also taken into consideration were the successful reorganizations for the IT and claims functions, as well as the implementation of several successful initiatives within HR.

The 2009 performance objectives for Julian Cusack, our Chief Risk Officer and Chairman and CEO of Aspen Bermuda, included a fundamental review of our strategy, business model, operating structure, cost base governance and risk management. Mr. Cusack was also tasked with further reviews and operating enhancements in the actuarial, legal and risk management functions. Mr. Cusack also supported Mr. O’Kane in delivering his evaluation and review of each of our business lines.

Mr. Cusack has a bonus potential of 100% of base salary which for 2009 equated to £360,000 ($564,120). Mr. Cusack was awarded a bonus of £576,000 ($902,592) which represents 160% of his bonus potential. This reflected Mr. Cusack’s contribution towards the evaluation and review of Aspen’s underwriting lines, as well as his considerable work in respect of the strategic review of our business model, an objective which will be completed in 2010. Mr. Cusack was also recognized for his work in delivering a comprehensive statement of risk tolerances to the Risk Committee and his continued strengthening of the actuarial and risk management functions, including the formation of a separate capital risk team in 2009 and a successful reorganization within the legal and compliance teams.

The 2009 performance objectives for Brian Boornazian, CEO of Aspen Reinsurance, included achieving a consistent underwriting approach across all reinsurance lines and the delivery of the 2009 reinsurance business plan. In addition, in his role as Chairman of our U.S. Executive Committee, Mr. Boornazian, working in conjunction with colleagues, was responsible for focusing on our U.S. reinsurance and insurance strategy. Mr. Boornazian was also tasked with a continued focus on marketing efforts with key clients and external constituents.

Mr. Boornazian has a bonus potential of 135% of his base salary, which equates to $675,000. He was awarded $1,350,000 or 200% of his potential for 2009. This award reflected his exceptional performance in 2009 which included reinsurance underwriting profit of $265.2 million and positive results in respect of underwriting quality reviews and compliance data. This award also recognized Mr. Boornazian’s contribution to our U.S. operations as a whole, and his role in marketing to key clients and his positive contributions in presentations with investors and external constituents.

The 2009 performance objectives for James Few, President of Aspen Reinsurance, included the delivery of the 2009 business plan for the property reinsurance segment, which included various elements relating to the performance of this segment, such as the effective management of his team, a consistent underwriting approach for all property reinsurance teams, his continued marketing efforts in respect of key clients, the improvement of operating efficiencies and the identification and development of a reinsurance talent.

Mr. Few has a bonus potential of 115% of his base salary, which equates to $546,250. He was awarded a bonus of $1,092,500 or 200% of his target for 2009. This reflected his strong 2009 performance, which included the property reinsurance segment exceeding business plan to deliver $248.4 million in underwriting profit. In addition, Mr. Few was responsible for the successful ongoing development of capability within the global property reinsurance team, including the appointment of a Head of Property Reinsurance in Bermuda, the expansion of the Singapore team to include property treaty underwriting and the planned expansion of property facultative underwriting in Germany.

Equity Compensation

We believe that a substantial portion of each NEOs compensation should be in the form of equity awards and that such awards serve to align the interests of NEOs and our shareholders. The opportunities for executives to build wealth through stock ownership both attract talent to the organization and also contribute to retaining that talent. Vesting schedules require executives to stay with the organization for defined periods before they are eligible to exercise options or receive shares. Performance conditions are used to ensure that the share awards are linked to the performance of the business. Equity awards to our NEOs are made pursuant to the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (“2003 Share Incentive Plan”).

Long-Term Incentive Awards.  The Company operates a Long Term Incentive Plan (“LTIP”) for key employees under which annual grants are made. We have traditionally used a combination of both performance shares and options for LTIP grants. As with 2008, in 2009 the Compensation Committee approved grants of performance shares solely. We believe that performance shares provide stronger retention for executives across the cycle and provide strong incentives for executives to meet the performance conditions required for vesting. We believe that shares should remain subject to performance criteria to ensure that executives do not receive share awards if the business does not achieve pre-

determined levels of performance. The performance criteria are based on a carefully considered business plan. In conjunction with views expressed by their Compensation Consultants, the Compensation Committee are in agreement that the criteria does not cause executives to take undue risks or be careless in their actions for longer term gain.

Employees are considered eligible for a long-term incentive award based on seniority, performance and their longer-term potential. Eligible employees are allocated to one of five categories and target award levels have been established for each category.

The number of performance shares and any other awards available for grant each year are determined by the Compensation Committee. The Compensation Committee takes into account the number of available shares remaining under the 2003 Share Incentive Plan, the number of employees who will be participating in the plan, market data from competitors in respect of the percentage of outstanding shares made available for annual grants to employees and the need to retain and motivate key employees. In 2009, 912,919 performance shares were granted. Performance share awards were made by grant value to all NEOs. In total, we granted performance share awards to 139 employees.

As with awards granted in 2008, the performance shares granted in 2009 are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year. In response to the economic environment on our business model and to ensure that the targets for our long-term incentive plan involve a degree of stretch, but are not set at levels which are unlikely to be reached or that may cause individuals to focus on top line results that could create a greater risk to the Company, the Compensation Committee agreed to establish the performance criteria for performance share awards made in 2009 at a lower threshold than those awarded in 2008. The 2009 criteria are as follows:

•	if the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the conditions of that year will be forfeited;

•	if the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in that year will be between 10%-100% on a straight-line basis;

•	if the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in that year will be between 100%-200% on a straight-line basis; provided however that if the ROE for such year is greater than 12% and the average ROE for such year and the previous year is less than 7%, then only 100% of the shares eligible for vesting in such year shall vest.

Awards deemed to be eligible for vesting (i.e. with achievement of 7% ROE or more) will be “banked” and all shares which ultimately vest will be issued following the completion of the three-year vesting period and approval of the 2011 ROE. The performance share awards are designed to reward executives based on the Company’s performance. By ensuring that a minimum 7% ROE threshold is established before shares can be banked, we ensure executives are not rewarded for a performance that is below the cost of capital. On the other hand, if we achieve an ROE above 12%, executives are rewarded and will bank additional shares. This approach aligns executives with the interests of shareholders and encourages management to focus on delivering strong results. A cap of 22% ROE is seen as a responsible maximum in the current environment, given that returns above such a level may require a level of risk-taking beyond the parameters of our business model.

With respect to the 2009 performance shares, of the one-third of the grant subject to the 2009 ROE test, 164% are eligible for vesting based on our 2009 ROE of 18.4% and as such 507,390 shares will be deemed eligible for vesting and “banked” (subject to forfeitures for departing employees under the terms of the awards).

The outcomes of the performance tests on our current performance share plans are illustrated in the table below.

Year	2007	2008	2009	2010	2011

Threshold ROE	10%	10%	7%	—	—
Target ROE	15%	15%	12%	—	—
Actual ROE	21.6%	3.3%	18.4%	—	—
2007 Performance share awards (1)	166%	0%	134%	—	—
2008 Performance share awards (2)	—	0%	134%	—	—
2009 Performance share awards (2)	—	—	164%	—	—

(1)	Represents annual performance test; percentage to be applied to 25% of the original for grant

(2)	Represents annual performance test; percentage to be applied to 33.3% of the original for grant

The grants for the NEOs under the LTIP were as follows (fair values of the awards have been calculated in accordance with FASB ASC Topic 718):

Chris O’Kane, our Chief Executive Officer, was awarded 125,628 performance shares with a fair value of $2,792,710. In determining this award, the Compensation Committee considered Mr. O’Kane’s recent LTIP grants and the level of awards still to vest and agreed that Mr. O’Kane was critical to the long-term success of the Company, and that it was therefore important to act to motivate and retain Mr. O’Kane’s services. On this basis, the Compensation Committee determined that the level of the 2009 award be deemed above the long-term grant level. In addition the Compensation Committee also took into account that this level of award was close to the median ($2,937,208) of the 2008 U.S./Bermuda peer group proxy data awards to Chief Executive Officers, but above the upper quartile ($606,000) of the U.K. peer group, and was therefore reasonable and competitive.

Richard Houghton, our Chief Financial Officer, was awarded 41,876 performance shares with a fair value of $930,903. This award is reflective of Mr. Houghton’s level of seniority in the Company and his performance to date. The Compensation Committee also recognized that the level of unvested stock holdings and tie-in for Mr. Houghton was relatively modest. Consideration was also given to the decision not to award a 2008 bonus to Mr. Houghton due to the Company’s 2008 performance, with a view that it was important to motivate and retain Mr. Houghton for the longer term. As a result, the Compensation Committee agreed that the level of the award made to Mr. Houghton in 2009 be deemed exceptional and one-off in nature.

Julian Cusack, our Chief Risk Officer and Chairman and CEO of Aspen Bermuda, was awarded 62,814 performance shares with a fair value of $1,396,355. This award was in recognition of Mr. Cusack’s knowledge and superior ability to look at strategic initiatives for the Company. The award was designed to retain Mr. Cusack in his dual role (formerly, Chief Operating Officer and Chairman and CEO of Aspen Bermuda, and presently Chief Risk Officer and Chairman and CEO of Aspen Bermuda). Mr. Cusack’s award was benchmarked against the positions of Chief Operating Officer for both U.K. and U.S./Bermuda proxy data, and Division CEO (his Bermuda role) all of which reflect the award at above the upper quartile. Taking the above into consideration, the Compensation Committee agreed that the award to Mr. Cusack in 2009 was warranted, but deemed exceptional and one-off in nature.

Brian Boornazian, CEO of Aspen Reinsurance, was awarded 52,345 performance shares with a fair value of $1,163,629. This award reflected Mr. Boornazian’s strong contribution to the Company’s reinsurance operations and his continued value to the business of the Company in the long-term. Mr. Boornazian’s award was just above the median in comparison to 2008 U.S./Bermuda peer group proxy data. The Committee agreed that an award at this level was appropriate, although exceptional reflecting the Company’s desire to retain Mr. Boornazian for the longer term.

James Few, President of Aspen Reinsurance, was awarded 52,345 performance shares with a fair value of $1,163,629. This award reflected Mr. Few’s leadership of the property reinsurance segment globally and its contribution to 2008 performance as well as his performance in respect of strategic business development initiatives. The Compensation Committee also recognized that Mr. Few is a highly marketable executive, who the Company wishes to retain. The approved award is at the median in comparison to 2008 U.S./Bermuda peer group proxy data. The Committee agreed that an award at this level was appropriate, although exceptional.

While the bulk of our performance share awards to NEOs have historically been made pursuant to our annual grant program, the Compensation Committee retains the discretion to make additional awards at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. We refer to such grants as “ad hoc” awards. No “ad hoc” grants were made to NEOs in 2009 and is described below.

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

Messrs. O’Kane and Houghton participate in the U.K. Sharesave Plan, whereby they save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at the option price of £11.74 ($18.90) (the price was determined based on the average of the highest and lowest stock price on November 4, 2008).

Messrs. Boornazian and Few participate in the Employee Share Purchase Plan, whereby they can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at the option price of $16.08 (the price was determined on based on the average of the highest and lowest stock price on December 4, 2008).

Mr. Cusack elected not to participate in the plan.

Stock Ownership Guidelines.  The Compensation Committee approved the introduction of more stringent stock ownership guidelines for senior executives in 2008. These guidelines are intended to work in conjunction with our established “Policy on Insider Trading and Misuse of Inside Information”, which among other things, prohibits buying or selling puts or call, pledging of shares, short sales and trading of Company shares on a short term basis. The Stock Ownership guidelines apply to all members of the Group Executive Committee and adhere to the following key principles:

•	All Company shares owned by Group Executive Committee members will be held in own name or joint with spouse;

•	All Company shares owned by Group Executive Committee members should be held in a Merrill Lynch brokerage account or other Company approved broker;

•	Executive Directors should inform the Chief Executive Officer and the Chairman if they plan to trade Aspen shares, and should provide detailed reasons for sale upon request;

•	Other Group Executive Committee members should obtain permission to trade from the Chief Executive Officer and provide detailed reasons for sale upon request;

•	The Compensation Committee will be informed on a quarterly basis of all trading of stock by all Aspen employees;

•	Recommendation that sales by Group Executive Committee members be undertaken using SEC Rule 10b5-1 trading programs, where possible with the additional cost of administration connected with such trades to be paid by the Company;

•	It is prohibited for Company shares to be used as collateral for loans, purchasing of Company stock on margin or pledging Company stock in a margin account; and

•	The Chief Executive Officer should inform the Chairman of any decision to sell stock.

In reviewing any request to trade, the Chief Executive Officer will take into consideration;

•	the amount of stock that an executive holds, the duration of the period over which that stock has been held and the amount of stock being requested to be sold;

•	the nature of the role held by the executive;

•	any reasons related to hardship, retirement planning, divorce etc. that would make a sale of stock required;

•	the history of trading by the executive;

•	the remaining stock holdings left after the sale; and

•	the market conditions and other factors which relate to the Company’s trading situation at the proposed time of sale.

Benefits and Perquisites

Perquisites.  Our Bermudian-based NEOs receive various perquisites provided by or paid by the Company. James Few, Head of Property Reinsurance and President, Aspen Re, and Julian Cusack, our Chief Risk Officer and Chairman and CEO of Bermuda, operate outside of their home country and are based in Bermuda. They are provided with the perquisites outlined below, which are consistent with competitive practices in the Bermuda market and have been necessary for recruitment and retention purposes.

•	Housing Allowance. Non-Bermudians are restricted by law from owning certain property in Bermuda. This has led to a housing market that is largely based on renting to expatriates who work on the island. Housing allowances are a near universal practice for expatriates and also, increasingly, for local Bermudians in key positions. We base our housing allowances on market information available through local benefits surveys and from information available from the housing market. The allowance is based on the level of the position compared with market data.

•	Club Membership. This benefit is common practice in the Bermudian market place and enables the expatriate to settle into the community. It also has the benefit of enabling our NEOs to establish social networks with clients and executives in our industry in furtherance of our business.

•	Home Leave. This benefit is common practice for expatriates who are working outside of their home country. We believe that this helps the expatriate and his/her family keep in touch with the home country in respect of both business and social networks. Such a benefit is provided by other companies within our peer group, is necessary for both recruitment and retention purposes and is important for the success of the overseas assignment.

Change in Control and Severance Benefits

In General.  We provide the opportunity for certain of our NEOs to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the named executive officers are summarized in “— Employment Agreements” and “— Potential Payments upon Termination or Change in Control.”

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years ended December 31, 2009, 2008 and 2007 the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer and its next three most highly compensated executive officers. These individuals are referred to as the “named executive officers.”

Summary Compensation Table (1)

						Change in
						Pension Value
						and
						Nonqualified
				Stock	Option	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(2)	($)(3)	($)(4)	($)(5)	Earnings ($)	($)	Total ($)

Christopher O’Kane,	2009	$740,408	$2,256,480	$2,792,710	—	—	$133,273	$5,922,871
Chief Executive Officer (6)	2008	$817,835	—	$1,405,257	—	—	$147,210	$2,370,302
	2007	$824,746	$1,501,358	$1,397,333	$466,414	—	$148,454	$4,338,305

Richard Houghton,	2009	$560,203	$902,592	$930,903	—		$79,248	$2,472,946
Chief Financial Officer (7)	2008	$631,359	—	$655,783	—	—	$88,390	$1,375,532
	2007	$429,518	$500,453	$456,770	$74,626	—	$60,132	$1,521,499
Julian Cusack,	2009	$560,203	$902,592	$1,396,355	—	—	$426,239	$3,285,389
Chief Risk Officer (8)	2008	$534,569	—	$655,783	—	—	$460,235	$1,650,587
	2007	$376,331	$625,000	$349,346	$116,604	—	$233,517	$1,700,798

Brian Boornazian,	2009	$492,500	$1,350,000	$1,163,629	—	—	$31,434	$3,037,563
CEO of Aspen Reinsurance (9)	2008	$462,500	$245,000	$702,628	—	—	$31,916	$1,442,044
	2007	$436,250	$800,000	$838,415	$279,850	—	$24,854	$2,379,369

James Few,	2009	$468,750	$1,092,500	$1,163,629	—	—	$289,032	$3,013,911
President of Aspen	2008	$446,667	$205,000	$930,903	—	—	$281,523	$1,864,093
Reinsurance (10)	2007	$434,999	$725,000	$768,541	$256,525	—	$275,191	$2,460,256

(1)	Unless otherwise indicated, compensation payments paid in British Pounds have been translated into U.S. Dollars at the average exchange rate of $1.567 to £1, $1.8524 to £1 and $2.0018 to £1 for 2009, 2008 and 2007, respectively.

(2)	The salaries provided represent earned salaries.

(3)	For a description of our bonus plan, see “Compensation Discussion and Analysis — Cash Compensation — Annual Cash Bonuses” above.

(4)	Consists of performance share awards and/or restricted share units, as applicable. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions. The award’s potential maximum value, assuming the highest level of performance conditions are met $5,250,302, $1,750,098, $2,625,151, $2,187,628 and $2,187,628 for Messrs. O’Kane, Houghton, Cusack, Boornazian and Few, respectively.

(5)	Consists of stock options. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions. Please refer to Note 16 of our financial statements for the assumptions made with respect to our performance share and option awards. For a description of the forfeitures during the year, see “Outstanding Equity Awards at Fiscal Year-End” below.

(6)	Mr. O’Kane’s compensation was paid in British Pounds. With respect to “All Other Compensation,” this consists of the Company’s contribution to the pension plan of $133,273, $147,210 and $148,454 in 2009, 2008 and 2007, respectively.

(7)	Mr. Houghton’s compensation was paid in British Pounds. For 2007, the salary reflects Mr. Houghton’s pro rated salary from his commencement date on April 30, 2007 and the bonus amount in 2007 includes a minimum guaranteed bonus of £200,000. With respect to “All Other Compensation” this consists of the Company’s contribution to the pension plan of $79,248, $88,390 and $60,132 in 2009, 2008 and 2007, respectively.

(8)	For 2008, Mr. Cusack was paid in U.S. Dollars until May 2008. Starting in May 2008, per his new employment agreement, he was paid in British Pounds except for £70,000 which were paid in U.S. Dollars and converted at the applicable exchange rate at the time of payment. For 2009, Mr. Cusack was paid on the same basis except for £72,000 which were paid in U.S. Dollars. For purposes of this table, we have used the average exchange rate from May 1, 2008 to December 31, 2008 of $1.7896:£1 in respect of his salary paid in British Pounds in 2008. For 2007, Mr. Cusack’s compensation was paid in U.S. Dollars, except for £12,500. With respect to “All Other Compensation,” this includes (i) a housing allowance in Bermuda of $180,000, $180,000 and $165,000 for 2009, 2008 and 2007, respectively, (ii) home leave travel expenses for Mr. Cusack and his family of $7,329, $28,400 and $9,321, for 2009, 2008 and 2007, respectively, (iii) a payroll tax contribution in an amount of $13,875, $11,163 and $16,602, for 2009, 2008 and 2007, respectively, (iv) club membership fees of $7,350, $7,000 and $3,150 for 2009, 2008 and 2007, respectively, (v) the Company’s contribution to the pension plan of $112,041, $111,946 and $39,444 for 2009, 2008 and 2007, respectively, (vi) a tax gross-up payment in respect of Mr. Cusack’s housing allowance of $101,511 and $114,193 for 2009 and 2008, respectively and (vii) a tax gross-up in respect of Mr. Cusack’s home leave of $4,134 and $7,534 for 2009 and 2008, respectively.

(9)	Mr. Boornazian’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation,” this consists of (i) the Company’s contribution to the 401(K) plan (consisting of profit sharing and matching contributions) of $21,300, $20,700 and $20,000 for 2009, 2008 and 2007, respectively, (ii) additional premium paid of $3,778, $4,856 and $4,854 for 2009, 2008, 2007 and 2006, respectively for additional life insurance and disability benefits and (iii) club membership fees of $6,356 and $6,360 for 2009 and 2008, respectively.

(10)	Mr. Few’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation,” this includes (i) a housing allowance in Bermuda of $180,000 for each of 2009, 2008 and 2007, (ii) home leave travel expenses for Mr. Few’s family of $29,286, $31,403 and $27,923 for 2009, 2008 and 2007, respectively, (iii) a payroll tax contribution in an amount of $16,625, $11,163 and $16,602 for 2009, 2008 and 2007, respectively, (iv) club membership fees of $7,350, $5,121 and $8,776 for 2009, 2008 and 2007, respectively, and (v) the Company’s contribution to the pension plan of $55,771, $53,837 and $41,890 for 2009, 2008 and 2007, respectively.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of options to purchase ordinary shares and other awards granted during the twelve months ended December 31, 2009 to the named executive officers:

							Grant Date
			Estimated Future Payout Under			Closing Price	Fair Value
			Equity Incentive Plan Awards			on Date	of Stock
	Grant	Approval	Threshold	Target	Maximum	of Grant	Awards
Name	Date(1)	Date(1)	(#)(2)	(#)(2)	(#)(3)	($)	(#)(4)

Christopher O’Kane	05/01/2009	04/28/2009	0	125,628	236,181	$23.70	$2,792,710
Richard Houghton	05/01/2009	04/28/2009	0	41,876	78,727	$23.70	$930,903
Julian Cusack	05/01/2009	04/28/2009	0	62,814	118,090	$23.70	$1,396,355
Brian Boornazian	05/01/2009	04/28/2009	0	52,345	98,409	$23.70	$1,163,629
James Few	05/01/2009	04/28/2009	0	52,345	98,409	$23.70	$1,163,629

(1)	In 2007, we adopted a policy whereby the Compensation Committee approves annual grants at a regularly scheduled meeting. However, if such a meeting takes place while the Company is in a close period (i.e., prior to the release of our quarterly or yearly earnings), the grant date will be the day on which our close period ends. The approval date of April 28, 2009 was during our close period, and therefore the grant date was May 1, 2009, the day our close period ended.

In respect of ad hoc grants of RSUs (if not in a close period), in particular with respect to new hires, the grant date is the later of (i) the date on which the Compensation Committee approves the grant or (ii) the date on which the employee commences employment with the Company.

(2)	Under the terms of the 2009 performance share awards, one-third of the grant is eligible for vesting each year. In any given year, if the ROE is less than 7%, then the portion of the grant for such year will not vest and is forfeited. If the ROE is between 7% and 12%, the percentage of the performance shares eligible for vesting in that year will be between 10% and 100% on a straight-line basis. If the ROE is between 12% and 22%, then the percentage of the performance shares eligible for vesting in that year will be between 100% and 200% on a straight-line basis. If in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e., the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% of the shares that are eligible for vesting in such year shall vest. The amounts provided represent 100% of the performance shares vested at an ROE of 12% each year. For a more detailed description of our performance share awards granted in 2009, refer to “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan — 2009 Performance Share Awards” below.

(3)	Amounts provided represent 164% vesting in respect of one-third of the initial grant as our ROE for 2009 was 18.4%, and assumes a vesting of 200% for the remaining two-thirds of the performance shares at an ROE of 22% each year.

(4)	Valuation is based on the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions, which is $22.23 for the performance shares granted on May 1, 2009. Refer to Note 16 of our financial statements for the assumptions made with respect to our performance share awards.

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

Initial Options.  The initial grant options have a term of ten years and an exercise price of $16.20 per share, which price was calculated based on 109% of the calculated fair market value of our ordinary shares as of May 29, 2003 and was determined by an independent consultant. Sixty-five percent (65%) of the initial grant options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting determined by achievement of ROE targets, and subject to achieving a threshold combined ratio target, in each case, over the applicable one or two-year performance period. Initial grant options that do not vest based on the applicable performance targets may vest in later years to the extent performance in such years exceeds 100% of the applicable targets, and in any event, any unvested and outstanding performance-based initial grant options will become vested on December 31, 2009. Upon termination of a participant’s employment, any unvested options shall be forfeited, except that if the termination is due to death or disability (as defined in the option agreement), the time-based portion of the initial grant options shall vest to the extent such option would have otherwise become vested within 12 months immediately succeeding such termination due to death or disability. Upon termination of employment, vested initial grant options will be exercisable, subject to expiration of the options, until (i) the first anniversary of termination due to death or disability or, for nine members of senior management, without cause or for good reason (as those terms are defined in the option agreement), (ii) six months following termination without cause or for good reason for all other participants, (iii) three months following termination by the participant for any reason other than those stated in (i) or (ii) above or (iv) the date of termination for cause. As provided in the 2003 Share Incentive Plan, in the event of a change in control unvested and outstanding initial grant options shall immediately become fully vested. As at December 31, 2009, all of the options have vested.

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

Restricted Share Units.  In 2007, we granted 120,387 RSUs to our employees which vest in one-third tranches over three years. In 2008, we granted 67,290 RSUs to our employees which vest in one-third tranches over three years. In 2009, we granted 97,389 RSUs to our employees which vest in one-third tranches over three years. Vesting of a participant’s units may be accelerated, however, if the participant’s employment with the Company and its subsidiaries is terminated without cause (as defined in such participant’s award agreement), on account of the participant’s death or disability (as defined in such participant’s award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant’s award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

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

One-quarter (1/4) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2009, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2009 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2009 fiscal year is less than 10%. If the Company’s ROE for the 2009 fiscal year is between 10% and 15%, then 10% to 100% of the 2009 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2009 fiscal year is between 15% and 25%, then 100% to 200% of the 2009 Performance Award will become eligible for vesting on a straight-line basis. There is no additional vesting if the 2009 ROE is greater than 25%. Based on the 2009 ROE of 18.4%, 134% of one-quarter of the 2007 performance share awards is eligible for vesting.

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

2008 Performance Share Awards.  On April 29, 2008, the Compensation Committee approved a grant of an aggregate of 587,095 performance share awards with a grant date of May 2, 2008. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year.

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

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2009, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2009 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2009 fiscal year is less than 10%. If the Company’s ROE for the 2009 fiscal year is between 10% and 15%, then 10% to 100% of the 2009 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2009 fiscal year is between 15% and 25%, then 100% to 200% of the 2009 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2009 fiscal year is greater than 15% and the average ROE over 2009 and 2008 is less than 10%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2009 fiscal year is greater than 15% and the average ROE over 2009 and 2008 is 10% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2009 ROE is greater than 25%. Based on the achievement of a 2009 ROE of 18.4%, 134% of one-third of the 2008 performance share awards is eligible for vesting.

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

2009 Performance Share Awards.  On April 28, 2009, the Compensation Committee approved a grant of an aggregate of 912,919 performance share awards with a grant date of May 1, 2009. On October 27, 2009, the Compensation Committee approved an additional grant of 15,221 performance share awards with a grant date of October 30, 2009. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2009, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2009 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2009 fiscal year is less than 7%. If the Company’s ROE for the 2009 fiscal year is between 7% and 12%, then 10% to 100% of the 2009 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2009 fiscal year is between 12% and 22%, then 100% to 200% of the 2009 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2009 fiscal year is greater than 12% and the average ROE over 2009 and the immediately preceding fiscal year is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2009 fiscal year is greater than 12% and the average ROE over 2009 and the immediately preceding fiscal year is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2009 ROE is greater than 22%. Based on the achievement of a 2009 ROE of 18.4%, 164% of one-third of the 2009 performance share award is eligible for vesting.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2010 Performance Award if the ROE for the 2010 fiscal year is less than 7%. If the Company’s ROE for the 2010 fiscal year is between 7% and 12%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 12% and 22%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and 2009 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and 2009 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2011, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2011 Performance Award”). No performance shares will become eligible for vesting for the 2011 Performance Award if the ROE for the 2011 fiscal year is less than 7%. If the Company’s ROE for the 2011 fiscal year is between 7% and 12%, then 10% to 100% of the 2011 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2011 fiscal year is between 12% and 22%, then 100% to 200% of the 2011 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2011 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2011 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2011 ROE is greater than 22%.

Performance shares which are eligible for vesting, as described above, as part of the 2009 Performance Award, the 2010 Performance Award and the 2011 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2011, or (ii) the date such 2011 ROE is approved by the Board of Directors or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

2010 Performance Share Awards.  On February 8, 2010, the Compensation Committee approved a grant of an aggregate of 792,817 performance share awards with a grant date of February 11, 2010. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2010 fiscal year is less than 7%. If the Company’s ROE for the 2010 fiscal year is between 7% and 12%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 12% and 22%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and the immediately preceding fiscal year is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and the immediately preceding fiscal year is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2011, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2011 Performance Award”). No performance shares will become eligible for vesting for the 2011 Performance Award if the ROE for the 2011 fiscal year is less than 7%. If the Company’s ROE for the 2011 fiscal year is between 7% and 12%, then 10% to 100% of the 2011 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2011 fiscal year is between 12% and 22%, then 100% to 200% of the 2011 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2011 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2012, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2012 Performance Award”). No performance shares will become eligible for vesting for the 2012 Performance Award if the ROE for the 2012 fiscal year is less than 7%. If the Company’s ROE for the 2012 fiscal year is between 7% and 12%, then 10% to 100% of the 2012 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2012 fiscal year is between 12% and 22%, then 100% to 200% of the 2012 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2012 fiscal year is greater than 12% and the average ROE over 2012 and 2011 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2012 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2012 ROE is greater than 22%.

Performance shares which are eligible for vesting, as described above, as part of the 2010 Performance Award, the 2011 Performance Award and the 2012 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2012, or (ii) the date such 2012 ROE is approved by the Board of Directors or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

Employment-Related Agreements

The following information summarizes the (i) service agreements for Mr. O’Kane, which commenced on September 24, 2004, (ii) amended and restated service agreement for Mr. Cusack which became effective when he assumed his duties as Chief Operating Officer in May 2008, (iii) service agreement for Mr. Houghton dated April 3, 2007, (iv) employment agreement for Mr. Boornazian which commenced on January 12, 2004 (as supplemented by addendum dated February 5, 2008 and as further amended effective October 28, 2008, December 31, 2008 and February 8, 2010) and (v) service agreement for Mr. Few which commenced on March 10, 2005. In respect of each of the agreements with Messrs. O’Kane, Cusack, Houghton, Few and Boornazian:

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

(iv) in the case of Mr. Boornazian employment may be terminated for cause if:

•	the employee’s willful misconduct is materially injurious to Aspen Re America or its affiliates;

•	the employee intentionally fails to act in accordance with the direction of the Chief Executive Officer or Board;

•	the employee is convicted of a felony;

•	the employee violates a law, rule or regulation that governs Aspen Re America’s business, has a material adverse effect on Aspen Re America’s business, or disqualifies him from employment; or

•	the employee intentionally breaches a non-compete or non-disclosure agreement;

(v) in the case of Messrs. O’Kane, Houghton, Cusack and Few, employment may be terminated by the employee without notice for good reason if:

•	the employee’s annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee’s duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his position;

•	the employee is removed from any of his positions (or in the case of Mr. O’Kane is not elected or re-elected to such positions);

•	an adverse change in the employee’s reporting relationship occurs in the case of Messrs. O’Kane, Cusack and Few; or

•	the employee is required to relocate more than 50 miles from the employee’s current office;

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee;

(vi) in the case of Mr. Boornazian, employment may be terminated by the employee for good reason upon 90 days’ notice if:

•	there is a material diminution in the employee’s responsibilities, duties, title or authority;

•	the employee’s annual salary is materially reduced; or

•	there is a material breach by the Company of the employment agreement;

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

(ix) in the case of Mr. Boornazian, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (a) salary at his salary rate through the date in which his termination occurs, payable within 20 days after the normal payment date; (b) payment in equal installments during the remaining term of the employee’s employment of an amount equal to (x) the employee’s highest salary rate during the term of the agreement and (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years immediately prior to the year of termination; (c) a payment equal to the actual annual incentive award for the year in which the employee’s termination occurs, multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365, payable when bonuses are normally paid; and (d) any earned but unpaid annual bonus, payable within 20 days after the normal payment date;

(x) in the case of Messrs. O’Kane, Houghton, Cusack, Boornazian and Few, if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, in the case of Mr. O’Kane, he may be entitled to excise tax gross-up payments;

(xi) the agreements contain provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(xii) in the case of Messrs. O’Kane, Houghton, Cusack and Few, the employees have for the benefit of their respective beneficiaries life insurance (and in the case of Mr. Boornazian supplemental life insurance benefits). There are no key man insurance policies in place.

Christopher O’Kane.  Mr. O’Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer of Aspen Holdings and Aspen U.K. and director of both companies, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. O’Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O’Kane’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. O’Kane’s salary was £480,000. For 2010, no salary increase was approved.

Richard Houghton.  Mr. Houghton entered into a service agreement with Aspen U.K. Services under which he agreed to serve as Chief Financial Officer of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Houghton shall be paid an annual salary of £320,000, subject to annual review. Mr. Houghton’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus, based on a bonus potential of 100% of salary which may be exceeded, to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Houghton’s salary was £360,000. For 2010, no salary increase was approved.

Julian Cusack.  Mr. Cusack entered into service agreements with effect from May 1, 2008 to serve as Group Chief Operating Officer and to continue to serve as Chief Executive Officer and Chairman of Aspen Bermuda, terminable upon 12 months’ notice by either party. With his recent appointment as Chief Risk Officer, his employment agreement has not changed. The agreements provide that Mr. Cusack shall be paid an annual salary of £350,000, subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of $180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. The service contracts also provide for the payment by the Company of U.K. income tax attributable to the reimbursement of Bermuda housing expenses and home leave. Mr. Cusack’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus based on a bonus potential of 100% of his salary to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Cusack’s salary was £360,000. For 2010, no salary increase was approved.

Brian Boornazian.  Mr. Boornazian entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President and Chief Underwriting Officer, Property Reinsurance, of Aspen Re America for a three-year term, with annual extensions thereafter. The agreement originally provided that Mr. Boornazian will be paid an annual salary of $330,000, subject to review from time to time, as well as a discretionary bonus, and shall be eligible to participate in all incentive compensation, retirement and deferred compensation plans available generally to senior officers. Effective April 1, 2009, Mr. Boornazian’s salary was $500,000. For 2010, no salary increase was approved.

On February 5, 2008, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to include a clause in respect of change of control. Senior executives reporting to the Chief Executive Officer of the Company have service agreements that are consistent in their principal terms, including with respect to change-of-control provisions; however, this clause was not included in Mr. Boornazian’s original service agreement. The clause provides that if Mr. Boornazian is terminated without cause or resigns for good reason in the six-month period prior to a change in control or the two-year period after a change in control, all share options and other equity-based awards granted to Mr. Boornazian during the course of the agreement will immediately vest and remain exercisable in accordance with their terms. Mr. Boornazian’s agreement was further amended on October 28, 2008 and December 31, 2008 to reflect compliance with Internal Revenue Code Section 409A (“409A”) and on February 11, 2010 reflecting the Compensation Committee’s approval on October 27, 2009 to amend his severance provision to more closely resemble the severance provisions of our other executives who head our business lines.

James Few.  Mr. Few entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months’ notice by either party. The agreement originally provided that Mr. Few will be paid an annual salary of $400,000, subject to annual review. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Few’s salary was $475,000. For 2010, no salary increase was approved.

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

In the event of death in service before retirement, the pension plan provides a lump sum death benefit equal to four times the employee’s basic salary, plus, where applicable, a dependent’s pension equal to 30% of the employee’s basic salary and a children’s pension equal to 15% of the employee’s basic salary for one child and up to 30% of the employee’s basic salary for two or more children. Under U.K. legislation, these benefits are subject to notional earnings limits (currently £108,600 for 2006/2007, £112,800 for 2007/2008 and £117,600 for 2008/2009 and currently £123,600 for 2009/10). Where an employee’s basic salary is greater than the notional earnings maximum, an additional benefit is provided through a separate cover outside the pension plan.

United States.  In the U.S., we operate a 401(k) plan. Employees of Aspen U.S. Services are eligible to participate in this plan. Mr. Boornazian participates in this plan.

Participants may elect a salary reduction contribution into the 401(k) plan. Their taxable income is then reduced by the amount contributed into the plan. This lets participants reduce their current federal and most state income taxes. The 401(k) safe harbor plan allows employees to contribute a percentage of their salaries (up to the maximum deferral limit set forth in the plan). We make a qualified matching contribution of 100% of the employee’s salary reduction contribution up to 3% of their salary, plus a matching contribution of 50% of the employee’s salary reduction contribution from 3% to 5% of their salary for each payroll period. The employer’s matching contribution is subject to limits based on the employee’s earnings as set by the IRS annually. Participants are always fully vested in their 401(k) plan with respect to their contributions and the employer’s matching contributions.

Discretionary profit sharing contributions are made annually to all employees by Aspen U.S. Services and are based on the following formula:

Contribution
by the
Company as a
Percentage of
Employee’s
Age of Employee	Salary

20 - 29	3%
30 - 39	4%
40 - 49	5%
50 and older	6%

Profit sharing contributions are paid in the first quarter of each year in respect the previous fiscal year. The profit sharing contributions are subject to a limit based on the employee’s earnings as set by the IRS annually. The profit sharing contributions are subject to the following vesting schedule:

Vesting
Years of Vesting Service	Percentage

Less than 3 years	0%
3 years	100%

Once the employee has three years of service, his or her profit sharing contributions are fully vested and all future contributions are vested.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase ordinary shares and other stock awards by the named executive officers during the twelve months ended December 31, 2009:

		Option Awards						Stock Awards
												Equity
										Equity		Incentive Plan
										Incentive		Awards:
					Equity					Plan Awards:		Market
					Incentive				Market	Number of		Value or
		Number of		Number of	Plan Awards:			Number of	Value of	Unearned		Payout Value
		Securities		Securities	Number of			Shares or	Shares or	Shares,		of Unearned
		Underlying		Underlying	Securities			Units of	Units of	Units or		Shares, Units or
		Unexercised		Unexercised	Underlying			Stock That	Stock That	Other Rights		Other Rights
		Options (#)		Options (#)	Unexercised	Option	Option	Have Not	Have Not	That Have		That Have
	Year of	Exercisable		Unexer-	Unearned	Exercise	Expiration	Vested (#)	Vested	Not Vested		Not Vested
Name	Grant	(1)		cisable	Options (#)(1)	Price ($)	Date	(1)	($)(2)	(#)(1)		($)(2)

Christopher O’Kane	2003	991,830			—	$16.20	08/20/2013			—		—
	2004	23,603	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	87,719	(5)		—	$23.65	02/16/2016			—		—
	2007	—		75,988	—	$27.28	05/04/2014			57,034	(7)	$1,451,515
	2008	—			—					44,784	(8)	$1,139,753
	2009	—			—					152,429	(9)	$3,879,318
Richard Houghton	2007	—		12,158	—	$27.28	05/04/2014	2,667	$67,875	9,125	(7)	$232,231
	2008	—			—					20,900	(8)	$531,905
	2009	—			—					50,810	(9)	$1,293,115
Julian Cusack	2003	208,474			—	$16.20	08/20/2013			—		—
	2004	14,162	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	59,033	(5)		—	$23.65	02/16/2016			—		—
	2007	—		18,997	—	$27.28	05/04/2014			14,259	(7)	$362,892
	2008	—			—					20,900	(8)	$531,905
	2009	—			—					76,214	(9)	$1,939,646
Brian Boornazian	2004	7,868	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	51,862	(5)		—	$23.65	02/16/2016			—		—
	2007	—		45,593	—	$27.28	05/04/2014			34,221	(7)	$870,924
	2008	—			—					22,392	(8)	$569,876
	2009	—			—					63,512	(9)	$1,616,380
James Few	2003	97,930			—	$16.20	08/20/2013			—		—
	2004	35,404	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	63,409	(5)		—	$23.65	02/16/2016			—		—
	2007	—		41,793	—	$27.28	05/04/2014			31,369	(7)	$798,341
	2008	—			—					17,914	(8)	$455,911
	2009	—			—					63,512	(9)	$1,616,380

(1)	For a description of the terms of the grants and the related vesting schedule, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan” above.

(2)	Calculated based upon the closing price of $25.45 per share of the Company’s ordinary shares at December 31, 2009.

(3)	As the performance targets for the 2004 options were not fully met based on the 2004 ROE achieved, 51.48% of the grant vested and the remaining portion of the grant was forfeited.

(4)	As the performance targets have not been met, the 2005 options were forfeited.

(5)	As the performance targets for the 2006 options were not fully met, 92.2% of the grant vested and the remaining portion of the grant was forfeited.

(6)	With respect to the 2005 performance shares, of which one-third of the grant is earned based on the achievement of the 2005 ROE target and two-thirds have a performance condition based on an average three-year (2005-2007) ROE, one-third of the grants has been forfeited as the 2005 ROE target has not been met. As the performance target for 2005, and the average performance target for 2005-2007 were not met, the entire grant has been forfeited.

(7)	With respect to the 2007 performance shares, amount represents (i) 166% vesting in respect of one-fourth of the initial grant as our ROE for 2007 was 21.6%, (ii) no vesting for one-fourth of the grant in respect of the 2008 ROE as it was less than 10%, (iii) 134% vesting in respect of one-fourth of the grant as our ROE for 2009 was 18.4% and (iv) assumes a vesting of 100% for the remaining quarter of the grant.

(8)	With respect to the 2008 performance shares, amount represents (i) no vesting in respect of one-third of the initial grant as our ROE for 2008 was less than 10%, (ii) 134% vesting in respect of one-third of the grant as our ROE for 2009 was 18.4% and (iii) assumes a vesting of 100% for the remaining one-third of the grant.

(9)	With respect to the 2009 performance shares, amount represents (i) 164% vesting in respect of one-third of the grant as our ROE for 2009 was 18.4%, and (ii) assumes a vesting of 100% for the remaining two-thirds of the grant.

Option Exercises and Stock Vested

The following table summarizes stock option exercises and share issuances by our named executive officers during the twelve months ended December 31, 2009:

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized on	Acquired on	Value Realized
Name	Exercise (#)	Exercise ($)	Vesting (#)	on Vesting ($)(1)

Christopher O’Kane	—	—	5,847	$126,178
Richard Houghton	—	—	2,666	$63,184
Julian Cusack	—	—	3,935	$84,917
Brian Boornazian	—	—	3,457	$74,602
James Few	—	—	5,159	$111,331

(1)	The restricted share units for Mr. Houghton vested on May 1, 2009. The market value was calculated based on the closing price of $23.70 on May 1, 2009. The other amounts in this column reflect the 2006 performance share awards which vested on February 26, 2009 (the date on which the Annual Report on Form 10-K for the year ended December 31, 2008 was filed). The amounts reflect the amount vested (gross of tax). The market value was calculated based on the closing price of $21.58 on February 26, 2009.

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason (as defined in their respective employment agreements), each as of December 31, 2009, the following individuals would be entitled to payments and to accelerated vesting of their outstanding equity awards, as described in the table below:

	Christopher O’Kane(1)				Richard Houghton (1)				Julian Cusack (1)
			Value of				Value of				Value of
	Total Cash		Accelerated		Total Cash		Accelerated		Total Cash		Accelerated
	Payout		Equity Awards		Payout		Equity Awards		Payout		Equity Awards

Termination without Cause (or other than for Cause) or for Good Reason(2)	$3,619,770	(6)	—		$955,870	(8)	—		$1,280,787	(10)	—
Death(3)	$1,128,240		$3,489,143		$564,120		$1,129,241		$564,120		$1,450,664
Disability(4)	$376,080		$3,489,143		$282,060		$1,129,241		$282,060		$1,450,664
Change in Control(5)	$3,619,770	(6)	$6,470,589	(7)	$955,870	(8)	$2,125,097	(9)	$1,280,787	(10)	$2,834,434	(11)

(1)	The calculation for the payouts for Messrs. O’Kane, Houghton and Cusack were converted from British Pounds into U.S. Dollars at the average exchange rate of $1.567 to £1 for 2009.

(2)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(3)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2009. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(4)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(5)	The total cash payout and the acceleration of vesting are provided only if the employment of the above named executive is terminated by the Company without Cause or by the executive with Good Reason (as described above under “Employment-Related Agreements” and as defined in each of the individual’s respective employment agreement) within the six-month period prior to a change in control or within a two-year period after a change in control. The occurrence of any of the following events constitutes a “Change in Control”:

(A)	the sale or disposition, in one or a series of related transactions, of all or substantially all, of the assets of the Company to any person or group (other than (x) any subsidiary of the Company or (y) any entity that is a holding company of the Company (other than any holding company which became a holding company in a transaction that resulted in a Change in Control) or any subsidiary of such holding company);

(B)	any person or group is or becomes the beneficial owner, directly or indirectly, of more than 30% of the combined voting power of the voting shares of the Company (or any entity which is the beneficial owner of more than 50% of the combined voting power of the voting shares of the Company), including by way of merger, consolidation, tender or exchange offer or otherwise; excluding, however, the following: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (iv) any acquisition by a person or group if immediately after such acquisition a person or group who is a shareholder of the Company on the effective date of our 2003 Share Incentive Plan continues to own voting power of the voting shares of the Company that is greater than the voting power owned by such acquiring person or group;

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

(6)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. O’Kane for the previous three years ($705,150) plus twice the sum of the highest salary paid during the term of the agreement ($752,160) and the average bonus actually earned during three years immediately prior to termination ($705,150). Mr. O’Kane’s agreement includes provisions with respect the treatment of “parachute payments” under the U.S. Internal Revenue Code. As Mr. O’Kane is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(7)	Represents the acceleration of vesting of the entire grant of the 2007 options, the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test) and the 2009 performance shares. For the portions of the 2007, 2008 and 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2009 of $25.45. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2009. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets and (v) 2006 options and performance as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests.

(8)	Represents the lesser of the target annual incentive for the year in which termination occurs and average of Mr. Houghton’s bonuses for 2007 (which included a guaranteed bonus of £200,000, as Mr. Houghton was hired in 2007) and 2008 ($195,875), and therefore an average bonus over a three-year period preceding termination is not applicable, plus the sum of the highest salary paid during the term of the agreement ($564,120) and the average bonus actually earned during two years (as he joined the Company in 2007) immediately prior to termination ($195,875).

(9)	Represents the acceleration of vesting of the entire grant of the 2007 options, the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2009 performance shares, as well as restricted share units. For the portions of the 2007, 2008 and 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2009 of $25.45. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2009.

(10)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Cusack for the previous three years ($358,333) plus the sum of the highest salary paid during the term of the agreement ($564,120) and the average bonus actually earned during three years immediately prior to termination ($358,333).

(11)	Represents the acceleration of vesting of the entire grant of the 2007 options, the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test) and the 2009 performance shares. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2009 of $25.45. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2009. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets and (v) 2006 options and performance as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests.

	Brian Boornazian				James Few
			Value of				Value of
			Accelerated				Accelerated
	Total Cash		Equity		Total Cash		Equity
	Payout		Awards		Payout		Awards

Termination without Cause (or other than for Cause) or for Good Reason (1)	$1,566,667	(5)	—		$1,545,000	(7)	—
Death (2)	$675,000		$1,707,795		$546,250		$1,588,096
Disability (3)	$250,000		$1,707,795		$237,500		$1,588,096
Change in Control (4)	$1,566,667	(5)	$3,200,876	(6)	$1,545,000	(7)	$2,870,638	(8)

(1)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(2)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2009. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(3)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(4)	Same as Footnote 5 in table above.

(5)	On October 28, 2009, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to amend the basis for calculation of termination amounts. Represents the sum of the highest salary paid during the term of the agreement ($500,000) and the average bonus actually earned during three years immediately prior to termination ($391,667), plus a prorated annual bonus based on the actual bonus earned for the year in which his termination occurs ($675,000, which represents 100% of the bonus potential for 2009).

(6)	Represents the acceleration of vesting of the entire grant of the 2007 options, the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test) and the 2009 performance shares. For the portions of the 2007, 2008 and 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to options, the value is based on the difference between the exercise price and the closing price of our shares on December 31, 2009 of $25.45. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2009. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-

achievement of performance targets and (iv) 2006 options and performance as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests.

(7)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Few for the previous three years ($535,000) plus the sum of the highest salary paid during the term of the agreement ($475,000) and the average bonus actually earned during three years immediately prior to termination ($535,000).

(8)	Represents the acceleration of vesting of the entire grant of the 2007 options, the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test) and the 2009 performance shares. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets and (v) 2006 options and performance shares as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. A change in control does not affect the amount or timing of these cash severance payments.

Non-Employee Director Compensation

		2009	2009
	Fees Earned	Stock	Option
	or Paid in	Awards	Awards	All Other
Name	Cash ($)(1)	($)(2)	($)	Compensation ($)	Total ($)

Liaquat Ahamed (3)	$80,000	$75,011	—	—	$155,011
Matthew Botein (4)	$85,000	$75,011	—	—	$160,011
Richard Bucknall (5)	$136,340	$75,011	—	—	$211,351
John Cavoores (6)	$80,000	$75,011	—	—	$155,011
Ian Cormack (7)	$135,000	$75,011	—	—	$210,011
Heidi Hutter (8)	$139,175	$75,011	—	—	$214,186
Glyn Jones (9)	$313,400	$200,004	—	$470,100	$983,504
David Kelso (10)	$85,000	$75,011	—	—	$160,011
Peter O’Flinn (11)	$63,333	$75,011	—	—	$138,344
Norman Rosenthal (12)	$25,417	—	—	—	$25,417

(1)	Effective July 2007, for directors who are paid for their services to Aspen Holdings in British Pounds rather than U.S. Dollars such as Mr. Bucknall, his remuneration is converted at an exchange rate of $1.779:£1. For fees paid to directors in British Pounds such as Mr. Jones for his salary of £200,000, and Ms. Hutter and Mr. Bucknall, for their services to AMAL, for reporting purposes, an exchange rate of $1.567:£1 has been used for 2009, the average rate of exchange.

(2)	Consists of restricted share units. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions.

(3)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director) and $5,000 for serving as the Chair of the Investment Committee. Mr. Ahamed was granted 847 restricted share units on February 8, 2008 representing the pro rata amount of restricted share units granted to members of the Board on May 4, 2007 and 1,913 restricted share units on May 2, 2008. All those restricted share units have vested and are issued. Mr. Ahamed was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(4)	Represents the annual board fee of $50,000, $20,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director) and an additional $15,000 for three additional meetings attended by Mr. Botein. Mr. Botein holds 3,431 ordinary shares (which reflect the vesting and issuance of 1,913 restricted share units granted in 2008 and 1,500 restricted share units granted in 2007). Mr. Botein was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(5)	Represents the annual board fee of $50,000, $30,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $10,000 for serving on the Audit Committee, $5,000 for serving as the Chair of the Compensation Committee, $10,000 for serving as director of Aspen U.K., and £20,000 for serving as director of AMAL. Mr. Bucknall holds 8,931 ordinary shares (which include the vesting and issuance of 1,913 restricted share units granted in 2008 and 1,500 restricted share units granted in 2007). Mr. Bucknall was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(6)	Represents the annual board fee of $50,000 and $30,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director). Mr. Cavoores holds 3,758 ordinary shares (which reflect the vesting and issuance of 1,913 restricted share units granted in 2008 and 1,845 restricted share units granted in 2007). Mr. Cavoores was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued. Mr. Cavoores also holds 2,012 unvested options.

(7)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $25,000 fee for serving as the Audit Committee Chairman, $10,000 for serving on the Board of Aspen U.K. and $25,000 for serving as the Chair of the Audit Committee of Aspen U.K. Mr. Cormack holds 5,928 ordinary shares (which include the vesting and issuance of 1,913 restricted share units granted in 2008 and 1,845 restricted share units granted in 2007). Mr. Cormack holds a total of 45,175 vested options as at December 31, 2009. Mr. Cormack was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(8)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $10,000 for serving as a member of the Audit Committee, $5,000 for serving as the Chair of the Risk Committee, $10,000 for serving on the Board of Aspen U.K. and £25,000 for serving as the Chair of AMAL. Eighty percent of the total compensation is paid to The Black Diamond Group LLC, of which Ms. Hutter is the Chief Executive Officer. Ms. Hutter holds a total of 85,925 vested options as at December 31, 2009. Ms. Hutter (including the awards held by The Black Diamond Group) holds 8,098 ordinary shares (which include the vesting and issuance of 1,913 restricted share units granted in 2008 and 1,845 restricted share units granted in 2007). Ms. Hutter was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(9)	Represents Mr. Jones’ annual salary of £200,000 and bonus of £300,000 (converted at £1: $1.567). In connection with his appointment as Chairman in 2007, Mr. Jones was granted 7,380 restricted share units, one-third (1/3) of which vests annually from the grant date; 4,920 shares have vested and have been issued. Mr. Jones was also granted 7,651 restricted share units on May 2, 2008, one-third (1/3) of which vests annually from the date of grant; 2,551 shares have vested and have been issued. Mr. Jones was also granted 8,439 restricted share units on May 1, 2009, none of which has vested. Mr. Jones also holds 2,012 unvested options.

(10)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director) and $10,000 for serving as a member of the Audit Committee. Mr. Kelso holds 4,435 vested options as at December 31, 2009. Mr. Kelso holds 5,758 ordinary shares (which include the vesting and issuance of 1,913 restricted share units granted in 2008 and 1,845 restricted share units granted in 2007). Mr. Kelso was also granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(11)	Represents the pro rata amount of the annual fee of $50,000 as Mr. O’Flinn joined our Board on April 29, 2009, $20,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), the pro rata fee of $10,000 for serving as a member of the Audit Committee and the pro rata fee of $5,000 for acting as Chair of the Corporate Governance and Nominating Committee with effect on April 29, 2009. Mr. O’Flinn was granted 3,165 restricted share units on May 1, 2009, of those 1,846 have vested and are issued.

(12)	Represents the pro rata amount of the annual fee of $50,000 as Mr. Rosenthal ceased being a member of our Board on April 29, 2009, $5,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), the pro rata fee of $10,000 for serving as a member of the Audit Committee. Mr. Rosenthal holds 10,608 ordinary shares.

Summary of Non-Employee Director Compensation

Annual Fees.  The compensation of non-executive directors is benchmarked against peer companies and companies listed on the FTSE 250, taking into account complexity, time commitment and committee duties. With effect from February 6, 2008, the annual director fee is $50,000, plus a fee of $5,000 for each board meeting (or single group of board and/or committee meetings) attended by the director. Directors who are not employees of the Company, other than the Chairman, are entitled to an annual grant of $50,000 in restricted share units. In 2009, the Board approved an increase in the value of the annual grant to directors to $75,000. The Chairman is entitled to an annual grant of $200,000 in restricted share units.

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

Mr. Jones received an annual salary of £200,000 for 2009 for serving as Chairman of our Board of Directors and a bonus of £300,000. Mr. Jones’ annual salary for 2010 will remain at £200,000. For 2010, the Board changed the compensation terms for our Chairman; he will no longer be eligible for consideration for an annual bonus and was granted a greater amount of restricted share units, an increase from $200,000 to $500,000. The Board retained its right to vary the yearly grant of restricted share units to the Chairman depending on market conditions and performance of the Company.

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

Following the annual general meeting on May 2, 2007, our Board of Directors approved the grant of 1,845 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units is May 4, 2007 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. In addition, Mr. Ahamed was granted 847 restricted share units on February 8, 2008, representing a pro rated amount of the restricted share units granted to the directors in 2007, as he joined the Board on October 31, 2007 and did not receive any restricted share units in such year. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share units will be paid out on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board. Subject to the terms of the award, all restricted share units granted in 2007 have vested and were issued. In connection with Mr. Jones’ appointment as our Chairman, he was granted 7,380 ordinary shares with a grant date of May 4, 2007, one-third of which vests annually over a three-year period from the date of grant. Two-thirds of the grant awarded to Mr. Jones has vested and is issued.

On April 30, 2008, our Board of Directors approved the grant of 1,913 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units is May 2, 2008 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board. Subject to the terms of the award, all restricted share units granted in 2007 have vested and were issued. Mr. Jones was granted 7,651 ordinary shares with a grant date of May 2, 2008, one-third of which vests annually over a three-year period from the date of grant. One-third of the grant awarded to Mr. Jones has vested and is issued.

On April 29, 2009, our Board of Directors approved the grant of 3,165 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units is May 1, 2009 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. All restricted share units which vest as of December 31, 2009 will be issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board. Mr. Jones was granted 8,439 ordinary shares with a grant date of May 1, 2009, one-third of which vests annually over a three-year period from the date of grant.

On February 9, 2010, our Board of Directors approved the grant of 3,580 restricted share units under the Amended 2006 Stock Option Plan to each of our non-employee directors, other than Mr. Jones, our Chairman. The Board increased the size of the grant from $75,000 to $100,000 for each non-executive director. The Board also approved a grant of 17,902 for Mr. Jones, our Chairman, in which they increased the size of the annual grant from $200,000 to $500,000 per year. The Board also approved a change in the vesting schedule regarding Mr. Jones’ grant to be consistent with the vesting schedule of the grants awarded to the other non-executive directors, in which one-twelfth of the grant will vest on each one month anniversary of the date of grant. The date of grant of the restricted share units is February 11, 2010 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share will be paid out on the first anniversary of the grant date, however, all restricted share units which vest as of December 31, 2010 will be issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause”, then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board.

Compensation Policies and Risk

Our compensation program, which applies to all employees including executive officers, is designed to provide competitive levels of reward that are responsive to group and individual performance, but that do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company.

In reaching our conclusion that our compensation practices do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company, we examined the various elements of our compensation programs and policies as well as (i) the potential risks that management and or individual underwriters can take to increase the Company’s results or the underwriting results of a particular line of business and (ii) risk mitigation controls. We believe that the most important mitigating factor for these risks is our risk culture, which is characterized by a top-down commitment to a disciplined process for the identification, measurement, management and reporting of risks. For example, as a company which provides catastrophe cover, one of the risks we face is having excessive natural catastrophe exposure, which if not managed would create a high ROE in a low catastrophe year and capital impairment in a year where excess catastrophe occurs. We manage this risk by having natural catastrophe tolerances approved by our Board as part of our annual business plan. Adherence to these limits are independently monitored and reported monthly by the Chief Risk Officer to management with any breaches of set tolerances being reported to the Risk Committee.

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

February 26, 2010

Audit Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the board of directors with respect to the Company’s financial statements for the year ended December 31, 2009. The Audit Committee held four meetings in 2009.

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

In performing its oversight role in connection with the audit of the Company’s financial statements for the year ended December 31, 2009, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, as amended; and (3) received the written disclosures and the letter from the independent registered public accounting firm and reviewed and discussed with the independent registered public accounting firm the matters required by the Public Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the United States Securities and Exchange Commission (“SEC”) and for presentation to the shareholders at the 2010 Annual General Meeting.

Audit Committee Ian Cormack (Chair) Richard Bucknall Heidi Hutter David Kelso Peter O’Flinn

February 26, 2010

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 15, 2010 (including, in this table only, options that would be exercisable by March 15, 2010) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 15, 2010, 78,511,325 ordinary shares were outstanding. This includes the initial amount of 4,875,195 ordinary shares that we purchased and canceled under the accelerated share repurchase program we entered into with Goldman Sachs on January 5, 2010.

		Percentage of
	Number of Ordinary	Ordinary Shares
Name and Address of Beneficial Owner(1)	Shares(2)	Outstanding(2)

BlackRock, Inc. (3)	8,066,343	10.2%
40 East 52nd Street New York, NY 10022 U.S.A
Royce & Associates LLC (4)	4,258,842	5.4%
745 Fifth Avenue New York, NY 10151 U.S.A
Norges Bank (The Central Bank of Norway) (5)	4,143,666	5.2%
Bankplassen 2 PO Box 1179 Sentrum NO 0107 Oslo Norway
Glyn Jones (6)	7,471	*
Christopher O’Kane (7)	1,137,902	1.38%
Richard Houghton (8)	5,812
Julian Cusack (9)	284,018	*
Brian Boornazian (10)	82,392	*
James Few (11)	206,192	*
Liaquat Ahamed (12)	5,397	*
Matthew Botein (13)	6,050	*
Richard Bucknall(14)	11,550	*
John Cavoores (15)	6,395	*
Ian Cormack (16)	53,740	*
Heidi Hutter (17)	88,074	*
David Kelso (18)	12,830	*
Peter O’Flinn (19)	2,637	*
All directors and executive officers as a group (22 persons)	2,172,007	2.70%

*	Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda.

(2)	Represents the outstanding ordinary shares as at February 15, 2010, except for unaffiliated shareholders, whose information is disclosed as of the dates of their Schedule 13G noted in their respective footnotes.

With respect to the directors and officers, includes the vested options exercisable and awards issuable for ordinary shares. The percentage of ordinary shares outstanding reflects the amount outstanding as at February 15, 2010, which takes into account the number of shares we repurchased as disclosed above. However, the beneficial ownership for non-affiliates is as of the earlier dates referenced in their respective notes below. Accordingly, the percentage ownership may have changed following such Schedule 13G filings.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	As filed with the SEC on Schedule 13G on January 29, 2010. The Schedule 13G amends the most recent Schedule 13G filed by Barclays Global Investors, NA following BlackRock’s completion of its acquisition of Barclays Global Investors NA on December 1, 2009. BlackRock Institutional Trust Company, N.A. beneficially owns 5% or greater of the ordinary shares as filed by BlackRock on Schedule 13G.

(4)	As filed with the SEC on Schedule 13G/A by Royce & Associates LLC on January 26, 2010.

(5)	As filed with the SEC on Schedule 13G/A by Norges Bank (Central Bank of Norway) on January 12, 2010.

(6)	Represents 7,471 ordinary shares.

(7)	Includes 34,750 ordinary shares and 1,103,152 ordinary shares issuable upon exercise of vested options, held by Mr. O’Kane.

(8)	Represents 3,145 ordinary shares and 2,667 restricted share units that are issuable.

(9)	Includes 2,349 ordinary shares and 281,669 ordinary shares issuable upon exercise of vested options, held by Mr. Cusack.

(10)	Includes 22,662 ordinary shares and 59,730 ordinary shares issuable upon exercise of vested options, held by Mr. Boornazian.

(11)	Includes 9,449 ordinary shares and 196,743 ordinary shares issuable upon exercise of vested options, held by Mr. Few.

(12)	Represents 4,606 ordinary shares and 791 vested restricted share units that are issuable.

(13)	Represents 5,259 ordinary shares and 791 vested restricted share units that are issuable.

(14)	Represents 10,759 ordinary shares and 791 vested restricted share units that are issuable.

(15)	Represents 5,604 ordinary shares and 791 vested restricted share units that are issuable.

(16)	Represents 7,774 ordinary shares, 45,175 ordinary shares issuable upon exercise of vested options, held by Mr. Cormack and 791 vested restricted share units that are issuable.

(17)	Ms. Hutter, one of our directors, is the beneficial owner of 1,991 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 7,953 ordinary shares beneficially owned by The Black Diamond Group, LLC. The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 85,925 ordinary shares. Ms. Hutter also holds 791 vested restricted share units that are issuable.

(16)	Represents 7,604 ordinary shares, 4,435 vested options and 791 vested restricted share units that are issuable.

(17)	Represents 1,846 ordinary shares and 791 vested restricted share units that are issuable.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company’s 2003 Share Incentive Plan and the Amended 2006 Stock Option Plan as of December 31, 2009. The 2003 Share Incentive Plan, as amended, and the 2006 Stock Option Plan were approved by shareholders at our annual general meetings.

	A	B	C
Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise	Equity Compensation
	Be Issued Upon Exercise	of Price of Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights(1)	Column A)

Equity compensation plans approved by security holders	5,101,237	$12.86	2,653,482
Equity compensation plans not approved by security holders	—	—	—
Total	5,101,237	$12.86	2,653,482

(1)	The weighted average exercise price calculation includes option exercise prices between $16.20 and $27.52 plus outstanding restricted share units and performance shares which have a $Nil exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited (“APJ”) and its subsidiaries for an aggregate consideration of $4 million. The business writes a specialist book of kidnap and ransom insurance which would complement our existing political and financial risk line of business. Mr. Villers, one of our executive officers, was previously a director of APJ and is a 30% shareholder.

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

Our Board of Directors reviews various transactions, relationships and arrangements of individual directors in determining whether they are independent. With respect to Mr. Botein, the Board of Directors considered his recent position with BlackRock, one of our investment advisors. With respect to Mr. Cavoores, the Board considered his position on the Board of Cyrus and his advisory services to The Blackstone Group. In addition, the Board of Directors considered Mr. Cormack’s role as a non-executive director of Pearl Group Ltd., Phoenix Life Holdings and Qatar Financial Centre Authority, as well as his positions as Chairman of Entertaining Finance Ltd., Carbon Reductions Ltd. and Deputy Chairman of Qatarlyst.

The Board of Directors has made the determination that Messrs. Ahamed, Botein, Bucknall, Cavoores, Cormack, Kelso, O’Flinn and Ms. Hutter are independent and have no material relationships with the Company.

The Board of Directors has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. In addition, the Board of Directors has determined that as of the date of this report all members of the Compensation Committee and Corporate Governance and Nominating Committee are independent.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2009 and 2008 by KPMG Audit Plc (“KPMG”), the Company’s principal accounting firm.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008
	($ in thousands)

Audit Fees (a)	$2,984.6	$2,685.3
Audit-Related Fees (b)	$199.1	$206.0
Tax Fees (c)	—	—
All Other Fees (d)	—	—

Total Fees	$3,183.7	$2,891.3

(a)	Audit fees related to the audit of the Company’s financial statements for the twelve months ended December 31, 2009 and 2008, the review of the financial statements included in our quarterly reports on Form 10-Q during 2009 and 2008 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.

(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above).

(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.

(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

The Audit Committee has considered whether the provision of non-audit services by KPMG is compatible with maintaining KPMG’s independence with respect to the Company and has determined that the provision of the specified services is consistent with and compatible with KPMG maintaining its independence. The Audit Committee approved all services that were provided by KPMG.

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

3.  Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amendments to the Memorandum of Association (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 4, 2009)
3.3	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.6	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.7	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.8	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.9	Form of Certificate of Designations of the Company’s Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.10	Specimen Certificate for the Company’s Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.11	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

Exhibit
Number	Description

10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*
10.4	Service Agreement between Julian Cusack and Aspen Insurance UK Services Limited, dated May 1, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.5	Amended and Restated Service Agreement between Julian Cusack and the Company, dated May 13, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.6	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.7	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.8	Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*
10.9	Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*
10.10	Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010, filed with this report*
10.11	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated April 19, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed May 9, 2007)
10.12	Letter Agreement between Aspen Insurance Holdings Limited and Julian Cusack, dated November 1, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2007)*
10.13	Service Agreement dated April 3, 2007 among Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2007)*
10.14	Amendment to Richard David Houghton’s Service Agreement, dated May 13, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.15	Letter to Richard David Houghton dated April 3, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007)*
10.16	Richard David Houghton’s Restricted Share Unit Award Agreement, as amended, effective October 27, 2009 , filed with this report*
10.17	Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

Exhibit
Number	Description

10.18	Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.19	Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.20	Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.21	Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*
10.22	Aspen Insurance Holdings Limited 2008 Sharesave Scheme (incorporated herein by reference to exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on November 4, 2008)*
10.23	Five-Year Credit Agreement, dated as of August 2, 2005, by and among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent and letter of credit issuer, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2005)
10.24	Amendment, dated as of April 13, 2006, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)
10.25	Second Amendment, dated as of June 28, 2007, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2007)
10.26	Commitment Increase Supplement, dated September 1, 2006, to the Credit Agreement dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006)
10.27	Form of Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company’s 2005 Registration Statement on Form F-3 (Registration No. 333-122571))*
10.28	Form of First Amendment to Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders, dated as of May 4, 2007 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.29	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.30	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*

Exhibit
Number	Description

10.31	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.32	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.33	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.34	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few (incorporated herein by reference to exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2005, filed on November 9, 2005)*
10.35	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.36	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.37	Amendment to Form of 2006 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.38	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.39	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.40	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*
10.41	Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.42	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)*
10.43	Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.44	Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated herein by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.45	Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.46	Form of Performance Share Award relating to performance shares granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.47	Amendment to Form of 2007 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.48	Form of 2008 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*

Exhibit
Number	Description

10.49	Form of 2009 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2009, filed August 4, 2009)*
10.50	Amendment to the Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan, filed with this report*
10.51	Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan, filed with this report*
10.52	Share Purchase Agreement, dated May 13, 2008, among the Company, Halifax EES Trustees International Limited and various Candover Investments plc entities (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2008)
10.53	Master Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.54	Supplemental Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.55	Supplemental Confirmation, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)
10.56	Amendment Agreement, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)
10.57	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.58	Insurance Letters of Credit — Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.59	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.60	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.61	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.62	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.63	Amendment to Committed Letter of Credit Facility dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
10.64	Amendment to Pledge Agreement dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2008)

Exhibit
Number	Description

10.65	Letter of Credit between Aspen Insurance Limited and Citibank Europe plc dated April 29, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)
10.66	$200,000,000 Facility Agreement between Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank plc dated October 6, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)
10.67	Supplemental Confirmation, dated as of January 5, 2010, between the Company and Goldman, Sachs & Co. relating to a collared accelerated stock buyback, filed with this report**
21.1	Subsidiaries of the Company, filed with this report
23.1	Consent of KPMG Audit Plc, filed with this report
24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.6154, which was the closing exchange rate on December 31, 2009 for the British Pound/U.S. Dollar exchange rate as displayed on Reuters. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY (1)

	Last(2)	High	Low	Average(3)

Month Ended January 31, 2010	1.6151	1.6362	1.5933	1.6159
Month Ended December 31, 2009	1.6170	1.6629	1.6220	1.5904
Month Ended November 30, 2009	1.6440	1.6818	1.6408	1.6612
Month Ended October 31, 2009	1.6452	1.6624	1.5799	1.6612
Month Ended September 30, 2009	1.5982	1.6657	1.5882	1.6313
Month Ended August 31, 2009	1.6287	1.6989	1.6249	1.6535

Year Ended December 31, 2009	1.6170	1.6989	1.3753	1.5670
Year Ended December 31, 2008	1.4593	2.0335	1.4392	1.8524
Year Ended December 31, 2007	1.9849	2.1074	1.9205	2.0019
Year Ended December 31, 2006	1.9589	1.9815	1.7199	1.8436
Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033

(1)	Data obtained from Bloomberg LP.

(2)	“Last” is the closing exchange rate on the last business day of each of the periods indicated.

(3)	“Average” for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. “Average” for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

By:	/s/ Christopher O’Kane
Name:     Christopher O’Kane

Title:	Chief Executive Officer

Date: February 26, 2010

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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of February, 2010.

Signature	Title

/s/ Glyn Jones Glyn Jones	Chairman and Director

/s/ Christopher O’Kane Christopher O’Kane	Chief Executive Officer and Director(Principal Executive Officer)

/s/ Richard Houghton Richard Houghton	Chief Financial Officer and Director(Principal Financial Officer and Principal Accounting Officer)

/s/ Liaquat Ahamed Liaquat Ahamed	Director

/s/ Matthew Botein Matthew Botein	Director

Signature	Title

/s/ Richard Bucknall Richard Bucknall	Director

/s/ John Cavoores John Cavoores	Director

/s/ Ian Cormack Ian Cormack	Director

/s/ Julian Cusack Julian Cusack	Director

/s/ Heidi Hutter Heidi Hutter	Director

/s/ David Kelso David Kelso	Director

/s/ Peter O’Flinn Peter O’Flinn	Director

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Exchange Act Rules 13a-15(f) and as contemplated by Section 404 of the Sarbanes-Oxley Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. These limitations include the possibility that judgments in decision-making can be faulty, and that breakdowns can occur because of error or mistake. Therefore, any internal control system can provide only reasonable assurance and may not prevent or detect all misstatements or omissions. In addition, our evaluation of effectiveness is as of a particular point in time and there can be no assurance that any system will succeed in achieving its goals under all future conditions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited Aspen Insurance Holdings Limited and subsidiaries’ (“the Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 26, 2010

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspen Insurance Holdings Limited and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aspen Insurance Holdings Limited’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 26, 2010

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2009, 2008 and 2007
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2009	2008	2007

Revenues
Net earned premium	$1,823.0	$1,701.7	$1,733.6
Net investment income	248.5	139.2	299.0
Realized and unrealized investment gains (losses)	11.4	(47.9)	(13.1)
Change in fair value of derivatives	(8.0)	(7.8)	(11.4)

Total Revenues	2,074.9	1,785.2	2,008.1

Expenses
Losses and loss adjustment expenses	948.1	1,119.5	919.8
Policy acquisition expenses	334.1	299.3	313.9
Operating and administrative expenses	252.4	208.1	204.8
Interest on long-term debt	15.6	15.6	15.7
Net foreign exchange (gains)/losses	(2.0)	8.2	(20.6)
Other (income) expenses	(8.0)	(5.7)	0.5

Total Expenses	1,540.2	1,645.0	1,434.1

Income from operations before income tax	534.7	140.2	574.0
Income tax expense	(60.8)	(36.4)	(85.0)

Net Income	$473.9	$103.8	$489.0

Per share data
Weighted average number of ordinary share and share equivalents
Basic	82,698,325	82,962,882	87,807,811
Diluted	85,327,212	85,532,102	90,355,213
Basic earnings per ordinary share adjusted for preference share dividends	$5.82	$0.92	$5.25

Diluted earnings per ordinary share adjusted for preference share dividends	$5.64	$0.89	$5.11

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 and 2008
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,064.3 and $4,365.7)	$5,249.9	$4,433.1
Fixed income maturities, trading at fair value (amortized cost — $332.5 and $Nil)	348.1	—
Other investments, equity method	27.3	286.9
Short-term investments, available for sale at fair value (amortized cost — $368.2 and $224.9)	368.2	224.9
Short-term investments, trading at fair value (amortized cost — $3.5 and $Nil)	3.5	—

Total investments	5,997.0	4,944.9
Cash and cash equivalents	748.4	809.1
Reinsurance recoverables
Unpaid losses	321.5	283.3
Ceded unearned premiums	103.8	46.3
Receivables
Underwriting premiums	708.3	677.5
Other	64.1	46.5
Funds withheld	85.1	85.0
Deferred policy acquisition costs	165.5	149.7
Derivatives at fair value	6.7	11.8
Receivable for securities sold	11.9	177.2
Office properties and equipment	27.5	33.8
Other assets	9.2	15.5
Intangible assets	8.2	8.2

Total Assets	$8,257.2	$7,288.8

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 and 2008
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2009	2008

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,331.1	$3,070.3
Unearned premiums	907.6	810.7

Total insurance reserves	4,238.7	3,881.0
Payables
Reinsurance premiums	110.8	103.0
Deferred taxation	83.9	63.6
Current taxation	10.3	9.0
Accrued expenses and other payables	249.3	192.5
Liabilities under derivative contracts	9.2	11.1

Total payables	463.5	379.2
Long-term debt	249.6	249.5

Total liabilities	$4,951.8	$4,509.7

Commitments and contingent liabilities (see Note 18)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 83,327,594 shares of 0.15144558¢ each (2008 — 81,506,503).	0.1	0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2008 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2008-8,000,000)	—	—
Additional paid-in capital	1,763.0	1,754.8
Retained earnings	1,285.0	884.7
Accumulated other comprehensive income	257.3	139.5

Total shareholders’ equity	3,305.4	2,779.1

Total liabilities and shareholders’ equity	$8,257.2	$7,288.8

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2009, 2008 and 2007
($ in millions)

	Twelve Months Ended December 31,
	2009	2008	2007

Ordinary shares
Beginning and end of year	$0.1	$0.1	$0.1

Preference shares
Beginning and end of year	—	—	—

Additional paid-in capital
Beginning of year	1,754.8	1,846.1	1,921.7
New ordinary shares issued	25.1	2.0	12.8
Ordinary shares repurchased and cancelled	—	(100.3)	(101.2)
Preference shares repurchased and cancelled	(34.1)	—	—
Share-based compensation	17.2	7.0	12.8

End of year	1,763.0	1,754.8	1,846.1

Retained earnings
Beginning of year	884.7	858.8	450.5
Net income for the year	473.9	103.8	489.0
Dividends on ordinary shares	(49.8)	(50.2)	(53.0)
Dividends on preference shares	(23.8)	(27.7)	(27.7)

End of year	1,285.0	884.7	858.8

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes
Beginning of year	87.6	80.2	59.1
Change for the year net of income tax of $Nil and $Nil	15.8	7.4	21.1

End of year	103.4	87.6	80.2

Loss on derivatives, net of taxes
Beginning of year	(1.4)	(1.6)	(1.8)
Reclassification to interest payable	0.2	0.2	0.2

End of year	(1.2)	(1.4)	(1.6)

Unrealized appreciation/(depreciation) on investments, net of taxes:
Beginning of year	53.3	34.0	(40.3)
Change for the year net of income tax expense of $16.4 and $6.4	101.8	19.3	74.3

End of year	155.1	53.3	34.0

Total accumulated other comprehensive income	257.3	139.5	112.6

Total Shareholders’ Equity	$3,305.4	$2,779.1	$2,817.6

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2009, 2008 and 2007
($ in millions)

	Twelve Months Ended December 31,
	2009	2008	2007

Net income	$473.9	$103.8	$489.0

Other comprehensive income, net of taxes
Available for sale investments:
Reclassification adjustment for net realized losses on investments included in net income	3.8	24.3	13.9
Change in net unrealized gains and losses on available for sale securities held	98.0	(5.0)	60.4
Amortization of loss on derivative contract	0.2	0.2	0.2
Change in foreign currency translation adjustment	15.8	7.4	21.1

Other comprehensive income	117.8	26.9	95.6

Comprehensive income	$591.7	$130.7	$584.6

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2009, 2008 and 2007
($ in millions)

	Twelve Months Ended December 31,
	2009	2008	2007

Operating Activities:
Net income	$473.9	$103.8	$489.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.5	10.6	18.2
Share-based compensation expense	17.2	7.0	12.8
Net realized and unrealized (gains) losses	(11.4)	47.9	13.1
Net realized (gains)/losses included in net investment income	(19.6)	96.6	(44.5)
Loss on derivative contract	0.2	0.2	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	171.5	332.9	80.8
Unearned premiums	96.9	53.1	(84.9)
Reinsurance recoverables:
Unpaid losses	(38.6)	22.1	169.1
Ceded unearned premiums	(57.5)	30.7	(47.2)
Accrued investment income and other receivables	(17.6)	13.3	2.4
Deferred policy acquisition costs	(15.8)	(15.8)	7.5
Reinsurance premiums payable	5.0	22.5	18.9
Funds withheld	(0.1)	19.5	(25.4)
Premiums receivable	(55.9)	(144.6)	82.1
Deferred taxes	20.3	3.9	25.6
Income tax payable	1.3	(51.5)	32.8
Accrued expenses and other payable	56.8	(17.6)	23.9
Fair value of derivatives and settlement of liabilities under derivatives	3.2	(2.4)	5.8
Other assets	6.3	(1.7)	(6.2)

Net cash generated by operating activities	$646.6	$530.5	$774.0

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2009, 2008 and 2007
($ in millions)

	Twelve Months Ended December 31,
	2009	2008	2007

Cash flows used in investing activities:
Purchases of fixed income maturities	$(2,927.2)	$(2,627.0)	$(2,864.6)
Proceeds (purchases) of other investments	447.5	—	(360.0)
Proceeds from sales and maturities of fixed maturities	1,898.9	2,358.8	2,402.7
Net (purchases)/sales of short-term investments	(97.0)	24.3	407.0
Purchase of equipment	(4.6)	(11.4)	(11.1)

Net cash used in investing activities	(682.4)	(255.3)	(426.0)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	25.1	2.0	12.8
Ordinary shares repurchased	—	(100.3)	(101.2)
Costs from the redemption of preference shares	(34.1)	—	—
Dividends paid on ordinary shares	(49.8)	(50.2)	(53.0)
Dividends paid on preference shares	(23.8)	(27.7)	(27.7)

Net cash used in financing activities	(82.6)	(176.2)	(169.1)

Effect of exchange rate movements on cash and cash equivalents	57.7	58.7	(22.5)

Increase/(decrease) in cash and cash equivalents	(60.7)	157.7	156.4

Cash and cash equivalents at beginning of year	809.1	651.4	495.0

Cash and cash equivalents at end of year	$748.4	$809.1	$651.4

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	55.5	76.2	41.0
Cash paid during the year for interest	15.0	15.0	15.0

See Accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2009, 2008 and 2007
($ in millions, except share and per share amounts)

1.	History and organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Insurance Subsidiaries”). References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its wholly-owned subsidiaries.

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

Reinsurance accounting is followed when there is significant timing risk, significant underwriting risk and a reasonable possibility of significant loss.

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

For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR claims, reserves are estimated using a number of established actuarial methods to establish a range of estimates from which a management best estimate is selected. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation.

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

(c)  Accounting for Investments

Fixed Income Maturities.  The fixed maturity portfolio comprises corporate bonds and U.S., U.K. and other government securities. The Company classifies its portfolio as either trading or available for sale according to the facts and circumstances of the investments held. The entire fixed maturity investment portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third-party pricing service. Realized gains and losses from the available for sale portfolio are the result of actual sales of securities or other-than-temporary impairments. Unrealized gains and losses result from the hypothetical sale of the security on the reporting date and are included in other comprehensive income for securities classified as available for sale and as realized gains and losses for securities classified as trading. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions.

Mortgage- and Asset-Backed Securities.  The Company classifies its Mortgage and Asset-Backed Securities as either trading or available for sale according to the facts and circumstances of the investments held. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third-party pricing service. Realized gains and losses from the available for sale portfolio are the result of actual sales of securities or other-than-temporary impairments. Unrealized gains and losses result from the hypothetical sale of the security on the reporting date and are included in other comprehensive income for securities classified as available for sale and as realized gains and losses for securities classified as trading.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments.  Other investments represents our investments that are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net income reported by the investee.

Short-term investments.  Short-term investments are classified as available for sale and carried at estimated fair value. Short term investments comprise certain investments due to mature within one year of date of issue and are held as part of the investment portfolio of the Company.

Cash and cash equivalents.  Cash and cash equivalents are carried at fair value. Cash and cash equivalents comprise cash on hand, deposits held on call with banks and other short-term highly liquid investments due to mature within 3 months and which are subject to insignificant risk of change in fair value.

Other-than-temporary impairment of investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

Investment Income.  Investment income is recognized when earned and includes income together with amortization of premium and accretion of discount on available for sale investments and the change in estimated fair value of investments in funds of hedge funds.

(d)  Accounting for Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting treatment varies based on the type of risk being hedged.

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

(f)  Office Properties and Equipment

Office equipment is carried at depreciated cost. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated over three years with depreciation for software commencing on the date the software is brought into use. Leasehold improvements are depreciated over 15 years. Furniture and fittings are depreciated over four years. The

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total depreciation in the income statement was $9.0 million for the twelve months ended December 31, 2009 (2008 — $8.8 million).

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

(l)  New Accounting Policies

New Accounting Pronouncements adopted in 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“the Codification”). The Codification establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles to be applied in preparation of financial statements in accordance with GAAP. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the consolidated results of operations, financial condition or cash flows for the twelve months ended December 31, 2009.

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820 Fair Value Measurements and Disclosures, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure the fair value using one or more of the following techniques: the quoted price of the identical liability when traded as an asset and the quoted prices for similar liabilities, or similar liabilities when traded as assets or another valuation technique that is consistent with the principles of ASC 820. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance which is now part of ASC 855 Subsequent Events, requires disclosures of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Additionally, the guidance replaces Type 1 and Type 2 subsequent events with recognized and non-recognized subsequent events. The guidance requires prospective application and is effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance requires additional disclosures and has not had an impact on the consolidated results of operations, financial condition or cash flows for the twelve months ended December 31, 2009.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825 Financial Instruments, requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, the new guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. It does not change the accounting treatment for these financial instruments. The provisions of the new guidance have not had an impact on the consolidated financial statements for the twelve months ended December 31, 2009.

In April 2009, the FASB issued new guidance for determining when a market is not orderly and for estimating fair market value when the volume or level of activity for the asset or liability has significantly decreased. The new guidance, which is now part of ASC 820 Fair Value Measurements and Disclosures, was effective for interim periods ending after June 15, 2009. The adoption of the new guidance has not had an impact on the consolidated financial statements for the twelve months ended December 31, 2009.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is now part of ASC 320 Investments — Debt and Equity Securities, debt securities where the amortized cost is greater than the fair market value shall be assessed to determine if the impairment is other-than-temporary. If a company intends to sell a security (that is, it has decided to sell the security) or it is more likely than not that it will be required to sell a security prior to recovery of its cost basis, a security would be written down to fair value with the full charge recorded in earnings. If a company does not intend to sell a security and it is not more likely than not that it will be required to sell the security prior to recovery, the amount of other-than-temporary impairment related to credit losses would be recognized in earnings. Any remaining difference between the fair value and the cost basis would be recognized as part of other comprehensive income. The adoption of the new guidance has not had a material impact on the consolidated financial statements for the twelve months ended December 31, 2009.

In May 2008, the FASB issued new guidance for the accounting for financial guarantee insurance contracts. Under the new guidance, which is now part of ASC 944 Financial Services — Insurance, an insurance enterprise is required to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The guidance also clarifies recognition and measurement for premium revenue and claim liabilities. It is effective for fiscal years beginning after December 15, 2008, and all interim periods within the fiscal year except for some disclosures about the insurance enterprise’s risk management activities. The adoption of the new guidance has not had an impact on the consolidated financial statements for the twelve months ended December 31, 2009.

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

Accounting standards not yet adopted

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the provision of the new guidance will have a material impact on our consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update ASU 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

makes the holder the primary beneficiary of the VIE. The new guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the provision of the new guidance will have a material impact on our consolidated financial statements.

In December 2009, the FASB issued new guidance on the accounting for the transfer of financial assets. The new guidance, which is now part of ASC 860 Transfers and Servicing eliminates the concept of a qualifying special purpose entity and therefore any qualifying special purpose entities in existence before the effective date will need to be evaluated for consolidation. The criteria for reporting a transfer of financial assets has also changed. The guidance is effective on a prospective basis on January 1, 2010 and interim and annual periods thereafter. The Company does not expect that the provisions of the new guidance will have an impact on the Company’s consolidated financial statements.

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc, now part of Catlin Group Limited (“Wellington”)

During the period January 1, 2003 to December 31, 2009, Aspen U.K. had a number of arrangements with Wellington, a former related party and founding optionholder. These arrangements can be summarized as follows:

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

The Blackstone Group (“Blackstone”)

At December 31, 2009 the Company had $11.6 million of receivables for other investments with an affiliate of Blackstone, a former principal shareholder. Mr. Melwani, a non-executive director of the Company until July 25, 2007 was also a Senior Managing Director of Blackstone’s Private Equity Group. Mr. Melwani has no financial interest in the investment. The investment was approved by the Investment Committee without the participation of Mr. Melwani.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Ordinary Share

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Earnings
Basic
Net income as reported	$473.9	$103.8	$489.0
Preference dividends	(23.8)	(27.7)	(27.7)
Preference stock repurchase gain	31.5	—	—

Net income available to ordinary shareholders	481.6	76.1	461.3

Diluted
Net income available to ordinary shareholders	481.6	76.1	461.3

Ordinary shares
Basic
Weighted average ordinary shares	82,698,325	82,962,882	87,807,811

Diluted
Weighted average ordinary shares	82,698,325	82,962,882	87,807,811
Weighted average effect of dilutive securities	2,628,887	2,569,220	2,547,402

Total	85,327,212	85,532,102	90,355,213

Earnings per ordinary share
Basic	$5.82	$0.92	$5.25

Diluted	$5.33	$0.89	$5.11

Dilutive securities are comprised of options in issue over the Company’s ordinary shares.

On February 9, 2010, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	March 5, 2010	February 22, 2010
5.625% preference shares	$0.703125	April 1, 2010	March 15, 2010
7.401% preference shares	$0.462563	April 1, 2010	March 15, 2010

5.	Segment Reporting

The Company has four reportable business segments: property reinsurance, casualty reinsurance, international insurance, and U.S. insurance. We have considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments.

Property Reinsurance.  Our property reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: treaty catastrophe, treaty risk excess, treaty pro rata and property facultative (U.S. and international). We also include within this segment credit and

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surety reinsurance contracts written by the Zurich branch of Aspen U.K. This portfolio is written primarily on a treaty basis. Treaty reinsurance contracts provide for automatic coverage of a type or category of risk underwritten by our ceding clients. In facultative reinsurance, the reinsurer assumes all or part of a risk written by the insurer in a single insurance contract. Facultative reinsurance is negotiated separately for each contract. Facultative reinsurance is normally purchased by insurers where individual risks are not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. We also underwrite “facultative automatics” where all original risks that meet certain contractual criteria are covered under the same reinsurance contract. There is typically a different type of underwriting expertise required in facultative underwriting as compared to treaty underwriting. We also write some structured risks on a treaty basis out of Aspen Bermuda. Our property reinsurance segment business is written out of Bermuda, London, the U.S., Paris, Zurich and Singapore.

Casualty Reinsurance.  Our casualty reinsurance segment is written on both a treaty and facultative basis and consists of the following principal lines of business: U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

Casualty reinsurance is written by Aspen U.K. and our reinsurance intermediary in the U.S., Aspen Re America, on behalf of Aspen U.K. We also write some structured casualty reinsurance contracts out of Aspen Bermuda.

International Insurance.  Our international insurance segment comprises marine hull, marine, energy and construction liability, energy property, specie, aviation, global excess casualty (including non-marine and transportation liability), professional liability, U.K. commercial property (including construction), U.K. commercial liability, financial and political risk, financial institutions, management and technology liability and specialty reinsurance. The commercial liability line of business consists of U.K. employers’ and public liability insurance. Our specialty reinsurance line of business includes aviation, marine and other specialty reinsurance. Our insurance business is written on a primary, quota share and facultative basis and our reinsurance business is mainly written on a treaty pro rata and excess of loss basis with some on a facultative basis.

U.S. Insurance.  Our U.S. insurance segment consists of U.S. property and casualty insurance written on an excess and surplus lines basis. We also write property insurance that underwrites risk to a select group of U.S. program managers. We refer to this as our risk solutions business.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the twelve months ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended December 31, 2009
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
	($ in millions, except percentages)

Gross written premiums	$648.7	$408.1	$847.7	$162.6	$—	$2,067.1
Net written premiums	591.1	410.0	723.4	112.3	—	1,836.8
Gross earned premiums	616.8	434.1	836.7	147.8	—	2,035.4
Net premiums earned	560.0	435.7	726.1	101.2	—	1,823.0
Losses and loss adjustment expenses	121.7	293.4	443.6	89.4	—	948.1
Policy acquisition expenses	111.8	82.7	122.6	17.0	—	334.1
Operating and administrative expenses	78.1	42.8	98.3	33.2	—	252.4

Underwriting profit/(loss)	248.4	16.8	61.6	(38.4)	—	288.4

Net investment income	—	—	—	—	$248.5	248.5
Realized investment gains (losses)	—	—	—	—	11.4	11.4

Segment profit/(loss)	$248.4	$16.8	$61.6	$(38.4)	$259.9	$548.3

Change in fair value of derivatives						(8.0)
Interest on long-term debt						(15.6)
Net foreign exchange gains						2.0
Other income						8.0

Net income before tax						$534.7

Net reserves for loss and loss adjustment expenses	$355.2	$1,512.5	$992.4	$149.5		$3,009.6

Ratios
Loss ratio	21.7%	67.3%	61.1%	88.3%		52.0%
Policy acquisition expense ratio	20.0%	19.0%	16.9%	16.8%		18.3%
Operating and administrative expense ratio	13.9%	9.8%	13.5%	32.8%		13.8%
Expense ratio	33.9%	28.8%	30.4%	49.6%		32.1%

Combined ratio	55.6%	96.1%	91.5%	137.9%		84.1%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2008
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
		($ in millions, except percentages)

Gross written premiums	$589.0	$416.3	$867.8	$128.6	$—	$2,001.7
Net premiums written	564.1	412.9	757.8	100.7	—	1,835.5
Gross premiums earned	592.4	418.4	758.2	120.1	—	1,889.1
Net premiums earned	532.4	413.5	661.8	94.0	—	1,701.7
Losses and loss adjustment expenses	314.7	272.2	473.5	59.1	—	1,119.5
Policy acquisition expenses	105.0	65.4	113.4	15.5	—	299.3
Operating and administrative expenses	65.7	43.2	74.4	24.8	—	208.1

Underwriting profit/(loss)	47.0	32.7	0.5	(5.4)	—	74.8

Net investment income	—	—	—	—	$139.2	139.2
Realized investment gains	—	—	—	—	(47.9)	(47.9)

Segment profit/(loss)	$47.0	$32.7	$0.5	$(5.4)	$91.3	$166.1

Change in fair value of derivatives						(7.8)
Interest on long-term debt						(15.6)
Net foreign exchange gains (losses)						(8.2)
Other income						5.7

Net income before tax						$140.2

Net reserves for loss and loss adjustment expenses	$450.6	$1,305.2	$906.5	$124.7		$2,787.0

Ratios
Loss ratio	59.1%	65.8%	71.5%	62.9%		65.8%
Policy acquisition expense ratio	19.7%	15.8%	17.1%	16.5%		17.6%
Operating and administrative expense ratio	12.3%	10.4%	11.2%	26.4%		12.2%
Expense ratio	32.0%	26.2%	28.3%	42.9%		29.8%

Combined ratio	91.1%	92.0%	99.8%	105.8%		95.6%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2007
	Property	Casualty	International	U.S.
	Reinsurance	Reinsurance	Insurance	Insurance	Investing	Total
		($ in millions, except percentages)

Gross written premiums	$601.5	$431.5	$663.0	$122.5	$—	$1,818.5
Net premiums written	495.0	425.1	590.1	91.2	—	1,601.4
Gross premiums earned	624.3	483.3	658.9	136.8	—	1,903.3
Net premiums earned	555.6	475.3	597.2	105.5	—	1,733.6
Losses and loss adjustment expenses	220.7	332.1	308.9	58.1	—	919.8
Policy acquisition expenses	117.4	69.6	105.7	21.2	—	313.9
Operating and administrative expenses	65.3	47.9	67.2	24.4	—	204.8

Underwriting profit	152.2	25.7	115.4	1.8	—	295.1

Net investment income	—	—	—	—	$299.0	299.0
Realized investment gains (losses)	—	—	—	—	(13.1)	(13.1)

Segment profit	$152.2	$25.7	$115.4	$1.8	$285.9	$581.0

Change in fair value of derivatives						(11.4)
Interest on long-term debt						(15.7)
Net foreign exchange gains						20.6
Other income						(0.5)

Net income before tax						$574.0

Net reserves for loss and loss adjustment expenses	$459.3	$1,262.6	$860.0	$59.4		$2,641.3

Ratios
Loss ratio	39.7%	69.9%	51.7%	55.1%		53.1%
Policy acquisition expense ratio	21.1%	14.6%	17.7%	20.1%		18.1%
Operating and administrative expense ratio	11.8%	10.1%	11.3%	23.1%		11.8%
Expense ratio	32.9%	24.7%	29.0%	43.2%		29.9%

Combined ratio	72.6%	94.6%	80.7%	98.3%		83.0%

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	($ in millions)

Australia/Asia	$84.4	$70.4	$22.9
Caribbean	2.5	3.1	2.9
Europe	78.8	102.8	79.4
United Kingdom	131.6	188.2	198.8
United States & Canada (1)	924.5	926.7	855.0
Worldwide excluding United States (2)	150.6	112.8	119.3
Worldwide including United States (3)	659.8	553.3	482.8
Others	34.9	44.4	57.4

Total	$2,067.1	$2,001.7	$1,818.5

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.	Investments

Fixed Maturities-Available for Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at December 31, 2009
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
		($ in millions)

U.S. Government Securities	$492.1	$17.4	$(2.0)	$507.5
U.S. Agency Securities	368.6	20.7	(0.2)	389.1
Municipal Securities	20.0	—	(0.5)	19.5
Corporate Securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed Securities	110.0	5.1	—	115.1
Non-agency Residential Mortgage-backed Securities	34.2	8.6	(0.6)	42.2
Non-agency Commercial Mortgage-backed Securities	178.5	2.5	(1.0)	180.0
Agency Mortgage-backed Securities	1,172.9	40.2	(3.5)	1,209.6

Total fixed income	$5,064.3	$198.7	$(13.1)	$5,249.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As at December 31, 2008
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
		($ in millions)

U.S. Government Securities	$601.3	$49.9	$(0.5)	$650.7
U.S. Agency Securities	356.6	36.7	(0.2)	393.1
Municipal Securities	7.7	0.3	—	8.0
Corporate Securities	1,426.0	29.0	(30.5)	1,424.5
Foreign Government Securities	363.6	20.9	—	384.5
Asset-backed Securities	218.1	—	(12.6)	205.5
Non-agency Residential Mortgage-backed Securities	80.0	0.4	(24.1)	56.3
Non-agency Commercial Mortgage-backed Securities	253.9	—	(34.7)	219.2
Agency Mortgage-backed Securities	1,058.5	33.2	(0.4)	1,091.3

Total fixed income	$4,365.7	$170.4	$(103.0)	$4,433.1

The scheduled maturity distribution of fixed maturity securities as of December 31, 2009 and December 31, 2008 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2009
			Average
	Amortized	Fair	Ratings by
	Cost or Cost	Value	Maturity
	(Amounts in millions)

Due one year or less	$296.4	$301.4	AA
Due after one year through five years	2,057.1	2,133.2	AA+
Due after five years through ten years	1,094.2	1,143.5	AA−
Due after ten years	121.0	124.9	AA

Subtotal	3,568.7	3,703.0
Non-agency Residential mortgage-backed securities	34.2	42.2	BBB−
Non-agency Commercial mortgage-backed securities	178.5	180.0	AAA
Agency mortgage-backed securities	1,172.9	1,209.6	AAA
Other asset-backed securities	110.0	115.1	AAA

Total	$5,064.3	$5,249.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As at December 31, 2008
	Amortized		Average
	Cost or	Fair	Ratings by
	Cost	Value	Maturity
	(Amounts in millions)

Due one year or less	$324.0	$328.9	AA+
Due after one year through five years	1,373.2	1,426.0	AA+
Due after five years through ten years	905.4	940.9	AA
Due after ten years	152.6	165.0	AA+

Subtotal	2,755.2	2,860.8
Non-agency Residential mortgage-backed securities	80.0	56.3	AAA
Non-agency Commercial mortgage-backed securities	253.9	219.2	AAA
Agency mortgage-backed securities	1,058.5	1,091.3	AAA
Other asset-backed securities	218.1	205.5	AAA

Total	$4,365.7	$4,433.1

Fixed Maturities — Trading.  The following table presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$7.3	$—	$(0.8)	$6.5
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.8	—	—	1.8
Corporate Securities	313.2	16.6	(0.4)	329.4
Foreign Government Securities	4.8	0.2	—	5.0
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	$332.5	$16.8	$(1.2)	$348.1

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Other investments.  Other investments as at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Cost	Carrying Value	Cost	Carrying Value
	($ in millions)

Investment funds	$—	$—	$311.3	$286.9
Cartesian Iris 2009A L.P.	25.0	27.3	—	—

Total other investments	$25.0	$27.3	$311.3	$286.9

Investment funds.  Investment funds have historically represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Adjustments to the carrying value of these investments were made based on the net asset values reported by the fund managers, resulting in a carrying value that approximated fair value. Realized and unrealized gains of $19.8 million (2008 — loss of $97.3 million) were recognized through the statement of operations in the year ended December 31,

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. We invested $150.0 million in the share capital of two funds in 2006, a further $247.5 million in one of these funds and $112.5 million in the share capital of a third fund in 2007. In 2008, we sold share capital in the funds that cost $198.6 million for proceeds of $177.2 million realizing a loss of $21.4 million. In February 2009, we gave notice to redeem the balance of the funds with effect at June 30, 2009. As a result, we recognized proceeds from the redemption of funds of $307.1 million at June 30, 2009.

Our involvement with the funds of hedge funds ceased at June 30, 2009. The carrying value of the receivables represents our maximum exposure to loss at the balance sheet date. The remaining $11.6 million receivable at December 31, 2009 is due by the third quarter of 2010.

Cartesian Iris 2009A.  On May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to the returns on our investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of the profits of Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to the Company.

The Company accounts for this investment in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2009, our share of gains and losses increased the value of our investment by $2.3 million (2008-$Nil). The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information see Note 18.

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to the investment in Cartesian Iris 2009A L.P., Aspen provides certain underwriting and actuarial services in return for a percentage of profits. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to Aspen. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross unrealized loss.  The following tables summarize as at December 31, 2009 and December 31, 2008, by type of security and the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage-backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

	As at December 31, 2008
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$7.4	$(0.4)	$1.0	(0.1)	$8.4	$(0.5)
U.S. Agency Securities	11.4	(0.2)	—	—	11.4	(0.2)
Corporate Securities	326.8	(19.0)	192.0	(11.5)	518.8	(30.5)
Asset-backed Securities	190.4	(11.1)	15.0	(1.5)	205.4	(12.6)
Non-agency Residential Mortgage-backed Securities	55.9	(24.0)	0.4	(0.1)	56.3	(24.1)
Non-agency Commercial Mortgage-backed Securities	114.2	(97.2)	105.0	(27.5)	219.2	(34.7)
Agency Mortgage-backed Securities	42.3	(0.4)	—	—	42.3	(0.4)

Total	$748.4	$(62.3)	$313.4	$(40.7)	$1,061.8	$(103.0)

As at December 31, 2009, we held 277 fixed maturities (December 31, 2008 — 634 fixed maturities) in an unrealized loss position with a fair value of $973.0 million (2008 — $1,061.8 million) and gross unrealized losses of $13.1 million (2008 — $103.0 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements and we believe that the period of those investments in an unrealized loss position is temporary.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the twelve months ended December 31, 2009 of $23.2 million (2008 — $59.6 million). Notwithstanding

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our intent and ability to hold such securities until their market value recovers to amortized cost, and despite indications that a substantial number of these securities should continue to perform in accordance with original terms, we have concluded that we could not reasonably assert that the recovery period would be temporary.

We review all of our investments in fixed maturities designated for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

Fair Value Measurements.  The Company’s estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

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

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in our portfolio do not use significant unobservable inputs or modeling techniques.

The following table presents the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at December 31, 2009.

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,029.8	$4,205.2	$14.9
Short-term investments available for sale, at fair value	293.1	75.1	—
Fixed income maturities, trading at fair value	11.6	336.5	—
Short-term investments, trading at fair value	—	3.5	—
Derivatives at fair value	—	—	6.7

Total	$1,334.5	$4,620.3	$21.6

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,035.2	$3,395.1	$2.8
Short-term investments available for sale, at fair value	141.2	83.7	—
Derivatives at fair value	—	—	11.8

Total	$1,176.4	$3,478.8	$14.6

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value and also securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value consist of the credit insurance contract as described in Note 9.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2009.

	Twelve Months Ended December 31, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(7.4)	(7.4)
Included in comprehensive income	3.8	—	3.8
Settlements	—	(2.7)	(2.7)
Other	—	5.0	5.0
Sales	(5.7)	—	(5.7)

Level 3 assets as of December 31, 2009	$14.9	$6.7	$21.6

During the year ended December 31, 2009, the Company recognized the extension of the credit derivative contract beyond the first cancellation period resulting in an increase in the fair market value of $5.0 million.

	Twelve Months Ended December 31, 2008
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2008	$—	$17.3	$17.3
Securities transferred in/(out) of Level 3	3.9	—	3.9
Total unrealized gains or (losses):
Included in earnings	(0.1)	(5.5)	(5.6)
Included in comprehensive income	(1.0)	—	(1.0)
Settlements	—	—	—
Sales	—	—	—

Level 3 assets as of December 31, 2008	$2.8	$11.8	$14.6

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at December 31, 2009.

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

	December 31, 2008
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$11.1

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2009 and 2008.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	($ in millions)	($ in millions)

Beginning Balance	$11.1	$19.0
Fair value changes included in earnings	(0.7)	(4.1)
Settlements	(6.2)	(3.8)
Purchases/Premiums	5.0	—

Ending Balance	$9.2	$11.1

During the year ended December 31, 2009, Aspen recognized the extension of the derivative contract beyond the first cancellation period which resulted in an increase in the liability of $5.0 million.

7.	Investment Transactions

The following table sets out an analysis of investment purchases/sales and maturities:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
		($ in millions)

Purchase of fixed maturity investments	$2,927.2	$2,627.0	$2,864.6
Proceeds from sales and maturities of fixed maturity investments	(1,898.9)	(2,358.8)	(2,402.7)
Net (sales)/purchases of other investments	(235.5)	177.2	360.0
Net (sales)/purchases of short-term investments	99.8	24.3	(407.0)

Net purchases	$892.6	$469.7	$414.9

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of investment income:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
		($ in millions)

Fixed income maturities	$223.1	$204.5	$200.9
Other investments	19.8	(97.3)	44.5
Short-term investments	5.6	32.0	53.6

Net investment income	$248.5	$139.2	$299.0

Included in net investment income are investment management fees of $7.4 million for the twelve months ended December 31, 2009, $5.6 million for the twelve months ended December 31, 2008 and $5.5 million for the twelve months ended December 31, 2007.

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
		($ in millions)

Pre-tax realized investment gains and losses
Short-term investments, fixed maturities & other investments
Gross realized gains	$22.4	$12.1	$5.4
Gross realized (losses)	(11.0)	(60.0)	(18.5)

Total pre-tax realized investment gains (losses)	11.4	(47.9)	(13.1)

Change in unrealized gains and (losses)
Fixed maturities	118.2	25.7	90.2
Short-term investments	—	(0.5)	0.9

Total change in pre-tax unrealized gains	118.2	25.2	91.1

Change in taxes	(16.4)	(5.9)	(16.8)

Total change in unrealized gains, net of tax	$101.8	$19.3	$74.3

8.	Reinsurance

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2007
		($ in millions)

Premiums written:
Direct	$641.6	$624.6	$681.1
Assumed	1,425.4	1,377.1	1,137.4
Ceded	(230.3)	(166.2)	(217.1)

Net premiums written	$1,836.8	$1,835.5	$1,601.4

Premiums earned:
Direct	$616.2	$505.1	$692.9
Assumed	1,419.2	1,384.0	1,210.4
Ceded	(212.4)	(187.4)	(169.7)

Net premiums earned	$1,823.0	$1,701.7	$1,733.6

Insurance losses and loss adjustment expenses:
Direct	$432.0	$357.0	$609.9
Assumed	617.5	876.8	378.9
Ceded	(101.4)	(114.3)	(69.0)

Net insurance losses and loss adjustment expense	$948.1	$1,119.5	$919.8

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

This cat swap is measured in the balance sheet at fair value with any changes in the fair value shown on the consolidated statement of operations.

The contract expired on August 20, 2007 and has no impact on net income in the twelve months ended December 31, 2009 (2008— $Nil; 2007 — net loss of $2.4 million).

9.	Derivative Financial Instruments

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2009:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$6.7	Liabilities under derivatives	$9.2

As at December 31, 2008:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$9.1	Liabilities under derivatives	$11.1
Foreign Exchange Contract	$18.8	Derivatives at fair value	$2.7

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the twelve months ended December 31, 2009 and 2008:

		Amount of Gain/(Loss)
		Recognized in Income
		Twelve Months Ended
Derivatives Not Designated as		December 31,	December 31,
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	2009	2008
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(8.0)	$(7.8)
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$1.8	$(0.8)

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

The contract is for five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract does allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments are made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477 million but subject to adjustment had a value of $452 million as at December 31, 2009. The carrying value of the derivative is the Company’s maximum exposure to loss.

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

10.	Reserves For Losses And Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at	As at
	December 31, 2009	December 31, 2008	December 31, 2007
		($ in millions)

Provision for losses and LAE at start of year	$3,070.3	$2,946.0	$2,820.0
Less reinsurance recoverable	(283.3)	(304.7)	(468.3)

Net loss and LAE at start of year	2,787.0	2,641.3	2,351.7

Net loss and loss expenses (disposed) acquired	(10.0)	(15.4)	11.0
Provision for losses and LAE for claims incurred:
Current year	1,032.5	1,203.0	1,027.2
Prior years	(84.4)	(83.5)	(107.4)

Total incurred	948.1	1,119.5	919.8

Losses and LAE payments for claims incurred:
Current year	(131.6)	(205.2)	(110.5)
Prior years	(677.0)	(534.2)	(585.1)

Total paid	(808.6)	(739.4)	(695.6)

Foreign exchange (gains)/losses	93.1	(219.0)	54.4

Net losses and LAE reserves at year end	3,009.6	2,787.0	2,641.3
Plus reinsurance recoverable on unpaid losses at end of year	321.5	283.3	304.7

Loss and LAE reserves at December 31, 2009, 2008 and 2007	$3,331.1	$3,070.3	$2,946.0

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the twelve months ended December 31, 2009, there was a reduction of $84.4 million in our estimate of the ultimate claims to be paid in respect of prior accident years compared to $83.5 million for the twelve months ended December 31, 2008.

The net loss and loss expenses disposed of as at December 31, 2009 of $10.0 million relates to commuted contracts.

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

The total amount of unrecognized tax benefits at December 31, 2009 was $Nil. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the twelve months ended December 31, 2009, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2007, 2008 and 2009 tax years.

Total income tax for the twelve months ended December 31, 2009, 2008 and 2007 is allocated as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Income tax on income	$60.8	$36.4	$85.0
Income tax/(recovery) on other comprehensive income	16.1	5.9	16.8

Total income tax	$76.9	$42.3	$101.8

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income/(loss) before tax and income tax expense/(benefit) attributable to that income consists of:

	Twelve Months Ended December 31, 2009
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(13.6)	$—	$—	$—
Non-U.S.	548.3	45.3	15.5	60.8

Total	$534.7	$45.3	$15.5	$60.8

	Twelve Months Ended December 31, 2008
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(10.8)	$—	$—	$—
Non-U.S.	151.0	12.2	24.2	36.4

Total	$140.2	$12.2	$24.2	$36.4

	Twelve Months Ended December 31, 2007
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$0.2	$—	$—	$—
Non-U.S.	573.8	76.2	8.8	85.0

Total	$574.0	$76.2	$8.8	$85.0

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
		($ in millions)

Income Tax Reconciliation
Expected tax provision at weighted average rate	$53.4	$36.3	$105.6
Prior year adjustment	(3.7)	(2.4)	(20.5)
Valuation provision on U.S. deferred tax assets	4.6	3.2	(0.1)
Other	6.5	(0.7)	—

Total income tax expense	$60.8	$36.4	$85.0

Income tax returns for our U.S. and U.K. operating subsidiaries are filed with the U.S. and U.K. tax authorities after the submission date of our Annual Report on Form 10-K. The time delay between submission of the Form 10-K and the finalization of tax returns does result in differences between the estimated tax provision included in the Form 10-K and the final tax charge levied. For the year ended December 31, 2006, Aspen reported an income tax expense of $92.3 million. At the time of filing there was uncertainty on the deductibility of interest on inter — company debt and in the method of calculation for section 107 Finance Act 2000 of the U.K. tax legislation and we therefore estimated the provision

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the uncertain outcome of these issues. The completion of the tax returns for the 2006 calendar year resulted in a net liability which was $20.5 million less than the total tax provision and the over accrual was released in the 12 months ended December 31, 2007. The over accrual was due to the final tax liability being reduced by a number of factors including agreement with the U.K. tax authorities as to the amount of tax deductible for interest on inter-company debt ($7.8 million), reduced liabilities under the U.K. section 107 Finance Act 2000 tax legislation ($3.6 million) and liabilities for long term incentive plans ($2.0 million).

12.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at	As at
	December 31, 2009	December 31, 2008
	($ in millions)

Deferred tax assets:
Share options	$6.3	$4.5
Operating loss carry forwards	13.3	9.0
Insurance reserves	1.7	2.3
Other temporary differences	7.3	3.8

Total gross deferred tax assets	28.6	19.6
Less valuation allowance	(16.6)	(12.0)

Net deferred tax assets	$12.0	$7.6

Deferred tax liabilities:
Insurance equalization provision reserves	$(61.0)	$(52.8)
Intangible assets	(0.6)	(0.6)
Unrealized gains on investments	(32.8)	(12.7)
Deferred policy acquisition costs	(1.2)	—
Other temporary differences	(0.3)	(5.1)

Total gross deferred liabilities	(95.9)	(71.2)

Net deferred liability	$(83.9)	$(63.6)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2009, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of $4.6 million which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026. A full valuation provision on U.S. deferred tax assets

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been recognized at December 31, 2009 as management believes the deferred tax asset will not be realized in the short term.

A valuation allowance of $16.6 million has been established against U.S. deferred tax assets.

13.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2009 is set out below.

	As at December 31, 2009		As at December 31, 2008
	Number	U.S. $000	Number	U.S. $000

Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	83,327,594	126	81,506,503	123

Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7

Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	8,000,000	12

Total issued share capital		141		142

Additional paid in capital ($ in millions)		1,763.0		1,754.8

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $363.2 million (2008 — $430.0 million) less issue costs of $9.6 million (2008 — $10.8 million).

Purchase of preference shares.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE : AHL-PA) at a price of $12.50 per share. For earnings per share purposes, the purchase resulted in a $31.5 million gain, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% preference shares.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)  Ordinary Shares.

The following table summarizes transactions in our ordinary shares during the three-year period ended December 31, 2009.

Number of
Shares

Shares in issue at December 31, 2006	87,788,375
Share transactions in 2007:
Shares issued to the Names’ Trust upon the exercise of investor options	7,381
Shares issued to Wellington Investment Holdings (Jersey) Limited upon the exercise of investor options	426,083
Shares issued to employees under the share incentive plan	852,677
Repurchase of shares from the Names’ Trust	(44,013)
Repurchase of shares from shareholders	(3,519,830)

Shares in issue at December 31, 2007	85,510,673
Share transactions in 2008:
Shares issued to the Names’ Trust upon the exercise of investor options	3,369
Shares issued to employees under the share incentive plan	224,263
Repurchase of shares from the Names’ Trust	(11,447)
Repurchase of shares from shareholders(1)	(4,220,355)

Shares in issue at December 31, 2008	81,506,503
Share transactions in 2009:
Shares issued to the Names’ trust upon exercise of investor options	3,056
Shares issued to employees under the share incentive plan	598,035
Shares issued through registered public offerings	1,220,000

Shares in issue at December 31, 2009	83,327,594

(1)	139,555 shares were acquired and cancelled on March 20, 2008 in accordance with the accelerated share repurchase contract described below and 4,080,800 were acquired and cancelled on May 19, 2008 through a privately-negotiated transaction with the last of our founding shareholders, Candover Partners Limited and its affiliates and the trustee to a Candover employee trust.

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

On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE : AHL-PA) at a price of $12.50 per share. For earnings per share purposes, the purchase resulted in a $31.5 million gain, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% preference shares.

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

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions on the ability of Aspen U.K. and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2009 of approximately $530 million and $405 million, respectively. Aspen Specialty could pay a dividend without regulatory approval of approximately $23 million. AUL had no distributable reserves as at December 31, 2009.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, there were no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company as at December 31, 2009 is approximately:

	U.S.	Lloyd’s	Bermuda	U.K.
		($ in millions)

Required statutory capital and surplus	14.0	220.0	831.0	236.0
Statutory capital and surplus	86.0	220.0	1,620.0	1,211.0

15.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $6.7 million in the twelve months ended December 31, 2009, $6.2 million in the twelve months ended December 31, 2008 and $6.4 million in the twelve months ended December 31, 2007.

16.	Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, employee incentive plan and non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares. The Company applies a fair-value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and other equity incentives.

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

In connection with our initial public offering, the Names’ Trustee exercised 440,144 Names’ Options on both a cash and cashless basis, pursuant to which 152,583 ordinary shares were issued. In 2006, the Names’ Trustee exercised 34,155 Names’ Options on both a cash and cashless basis pursuant to which 3,757 ordinary shares were issued. During the year ended December 31, 2007, the Names’ Trustee exercised 66,759 Names’ Options on both a cash and cashless basis resulting in the issue of 7,381 ordinary shares. During the year ended December 31, 2008, the Names’ Trustee exercised 20,641

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Names’ Options on both a cash and cashless basis resulting in the issue of 3,369 ordinary shares. During 2009, the Names’ Trustee exercised 9,342 Names’ Options on both a cash and cashless basis, resulting in the issue of 3,056 ordinary shares. At December 31, 2009, the Names’ Trustee held 1,276,180 Names’ Options (2008 — 1,285,522).

The following table summarizes information about investor options to purchase ordinary shares outstanding at December 31, 2009 and December 31, 2008:

	At December 31, 2009		At December 31, 2008
	Options		Options		Exercise
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Price		Expiration

Names’ Trustee (Appleby Services (Bermuda) Ltd)	1,276,180	1,276,180	1,285,522	1,285,522	$19.90	(1)	June 21, 2012

(1)	Exercise price at December 15, 2009 being the most recent exercise date. Exercise price at any date is the amount in U.S. Dollars converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b)  Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended. When options are converted, new shares are issued as the Company does not currently hold treasury shares.

Options.  The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2009.

				Weighted Average	Remaining
	Options			Fair Value at	Contractual
Option Holder	Outstanding	Exercisable	Exercise Price	Grant Date	Time

2003 Option grants	2,078,365	2,078,365	$16.20	$5.31	3 yrs 8 mths
2004 Option grants	139,686	139,686	$24.44	$5.74	5 yrs
2006 Option grants February 16	625,964	625,964	$23.65	$6.99	6 yrs 2 mths
2006 Option grants August 4	—	—	$23.19	$4.41	6 yrs 8 mths
2007 Option grants May 4	468,657	—	$27.28	$6.13	4 yrs 4 mths
2007 Option grants October 22	15,198	—	$27.52	$5.76	4 yrs 9 mths

With respect to the 2003 options, 65% of the options are subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting, with any unvested amounts cliff-vesting on December 31, 2009. As at December 31, 2009, 325,361 options cliff vested.

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

The table below shows the number of options exercised and forfeited by each type of option grant as at December 31, 2009:

	Options
Option Holder	Exercised	Forfeited

2003 Option grants	1,099,860	705,805
2004 Option grants	85,604	274,823
2005 Option grants	—	525,881
2006 Option grants	52,500	536,184
2007 Option grants	—	138,984

The intrinsic value of options exercised in the twelve months ended December 31, 2009 was $5.7 million (2008 — $2.2 million).

The following table shows the compensation costs charged in the twelve months ended December 31, 2009, 2008 and 2007 by each type of option granted.

	December 31,	December 31,	December 31,
Option Holder	2009	2008	2007

2003 Option grants	$(1.8)	$0.8	$1.5
2006 Option grants	$(1.4)	$1.6	$2.1
2007 Option grants	$1.2	$1.2	$1.1

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total tax benefit recognized by the Company in relation to employee options in the twelve months ended December 31, 2009 was $0.2 million (2008 — $0.6 million; 2007 — $0.7 million).

Restricted Share Units.  The following table summarizes information about restricted share units by year of grant as at December 31, 2009.

	As at December 31, 2009 Restricted Share Units
	Amount	Amount	Amount	Amount
RSU Holder	Granted	Vested	Forfeited	Outstanding

2004 Grants	95,850	95,850	—	—
2005 Grants	48,913	47,793	1,120	—
2006 Grants	184,356	184,356	—	—
2007 Grants	120,387	86,082	—	34,305
2008 Grants	67,290	16,039	19,185	32,066
2009 Grants	97,389	—	—	97,389

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

Compensation cost in respect of restricted share units charged against income was $1.9 million for the twelve months ended December 31, 2009 (2008 — $2.8 million; 2007 — $3.4 million).

Performance Shares.  The following table summarizes information about performance shares by year of grant as at December 31, 2009.

	As at December 31, 2009
	Performance Share Awards
	Amount	Amount	Amount	Amount
Performance Share Holder	Granted	Earned	Forfeited	Outstanding

2004 Grants	150,074	25,187	124,887	—
2005 Grants	131,227	—	131,227	—
2006 Grants	317,954	196,187	121,767	—
2007 Grants	439,203	150,698	166,830	121,675
2008 Grants	587,095	181,301	219,000	186,794
2009 Grants	928,152	501,388	7,329	419,435

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

With respect to the performance share awards granted in 2006, all of the one-year performance targets were met and therefore 70,662 shares vested. Of the remaining two-thirds of the 2006 grant, 88.3% of such portion have vested.

The 2007 performance shares are subject to a four-year vesting period. Twenty-five percent (25%) of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the four-year period. If the return on Equity (“ROE”) achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 25% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

With respect to the 2007 performance shares, in respect of one-fourth of the grant subject to the 2007 ROE test, 166% is eligible for vesting as the 2007 ROE was 21.6%, in respect of one-fourth of the grant subject to the 2008 ROE test, none will vest as the 2008 ROE was below 10% and in respect of one-fourth of the grant subject to the 2009 ROE test, 134% is eligible for vesting as the 2009 ROE was 18.4%.

The 2008 performance shares are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 10%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant). If the ROE achieved in any given year is between 10% and 15%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 15% and 25%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. There is no additional vesting if the ROE is greater than 25%. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e., the ROE was greater than 15% in such year) and the average ROE over such year and the preceding year is less than 10%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 10%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

With respect to the 2008 performance shares, in respect of one-third of the grant subject to the 2008 ROE test, none will vest as the 2008 ROE was below 10% and in respect of one-third of the grant subject to the 2009 ROE test 134% is eligible for vesting as the 2009 ROE was 18.4%.

On April 28, 2009 the Compensation Committee approved the grant of 937,626 performance shares of which 912,931 were granted with a grant date of May 1, 2009 and 15,221 were granted with a grant

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of October 30, 2009. The performance shares are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 7%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

With respect to the 2009 performance shares, in respect of one-third of the grant subject to the 2009 ROE test, 164% will vest as the 2009 ROE was 18.4%.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income in respect of performance shares was $17.7 million for the twelve months ended December 31, 2009 (2008 — $1.8 million; 2007 — $5.8 million).

A summary of performance share activity under Aspen’s 2003 Share Incentive Plan for the twelve months ended December 31, 2009 is presented below:

	Twelve Months Ended
	December 31, 2009
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding performance share awards, beginning of period	513,895	$24.85
Granted	928,152	$22.23
Earned	(669,221)	$22.79
Forfeited	(44,922)	$24.12

Outstanding performance share awards, end of period	727,904	$23.19

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

Options.  The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2009.

	Options		Exercise	Fair Value at	Remaining
Option Holder	Outstanding	Exercisable	Price	Grant Date	Contractual Time

Non-Employee Directors — 2006 Option grants (May 25)	17,740	17,740	$21.96	$4.24	6 yrs 5 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	—	$24.76	$4.97	7 yrs 7 months

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

Restricted Share Units.  The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2009.

	As at December 31, 2009
	Restricted Share Units
	Amount	Amount	Amount	Amount
	Granted	Vested	Forfeited	Outstanding

Non-Employee Directors — 2007	15,915	12,532	3,383	—
Non-Employee Directors — 2008	16,151	16,151	—	—
Non-Employee Directors — 2009	25,320	14,768	—	10,552
Chairman — 2007	7,380	4,920	—	2,460
Chairman — 2008	7,651	2,551	—	5,100
Chairman — 2009	8,439	—	—	8,439

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

Compensation cost charged against income was $0.8 million for the twelve months ended December 31, 2009 (2008 — $0.7 million).

(d)  Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended
	December 31, 2009
	Number of	Weighted Average
Option activity	Options	Exercise Price

Outstanding options, beginning of period	5,052,475	$19.40
Exercised	(338,259)	$17.44
Forfeited or expired	(88,402)	$24.81

Outstanding options, end of period	4,625,814	$19.67

Exercisable options, end of period	4,120,195	$18.78

	Twelve Months Ended
	December 31, 2009
		Weighted Average
	Number of	Grant Date
Restricted share unit activity	Shares	Fair Value

Outstanding restricted stock, beginning of period	172,101	$26.64
Granted	131,148	$24.50
Vested	(93,753)	$26.58
Forfeited	(19,185)	$24.46

Outstanding restricted stock, end of period	190,311	$25.49

17.	Intangible Assets

	As at December 31,		As at December 31,
	2009		2008
		Insurance		Insurance
Cost and net book value	Trade Mark	Licenses	Trade Mark	Licenses
	($ in millions)

Beginning and end of year	$1.6	$6.6	$1.6	$6.6

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Licenses.  The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

18.	Commitments and Contingencies

(a)  Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2009 and 2008.

	As at December 31,	As at December 31,
	2009	2008
	($ in millions)

Assets held in multi-beneficiary trusts	$1,448.4	$1,345.6
Assets held in single-beneficiary trusts	55.7	54.0
Letters of credit issued under our revolving credit facilities (1)	—	84.6
Secured letters of credit (2)	528.3	422.4

Total	$2,032.4	$1,906.6

Total as % of cash and invested assets	30.1%	33.1%

(1)	These letters of credit are not secured by cash or securities, though they are secured by a pledge of the shares of certain of the Company’s subsidiaries under a pledge agreement.

(2)	As of December 31, 2009, the Company had funds on deposit of $667.1 million and £18.8 million (December 31, 2008 — $604.6 million and £25.3 million) as collateral for the secured letters of credit.

Letters of credit.  Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2009 and 2008, these funds amounted to approximately 30% of the $6.7 billion and approximately 33% of the $5.8 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. A $400.0 million credit facility was established in 2005 to enable the Company to issue unsecured letters of credit and meet short-term funding requirements. This was increased to $450.0 million with effect from September 1, 2006. The credit agreement is discussed in more detail in Note 21. We also have a $550 million letter of credit facility with Citibank which is available to Aspen Bermuda for the provision of collateral to its cedants.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $53.8 million of outstanding collateralized letter of credit under this facility at December 31, 2009.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2009 amount to $219.8 million (December 31, 2008 — $200.3 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital. As at December 31, 2009, the minimum amount was $646,000 (December 31, 2008 — $584,000). This is not available for distribution by the Company for the payment of dividends.

U.S. reinsurance trust fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $937.1 million at December 31, 2009 and $939.3 million at December 31, 2008. At December 31, 2009, the total value of assets held in the trust was $1,096.6 million (2008— $1,092.5 million).

U.S. surplus lines trust fund.  Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2009 was $80.4 million (2008 — $78.8 million).

U.S. regulatory deposits.  As at December 31, 2009, Aspen Specialty had a total of $6.6 million (2008 — $6.8 million) on deposit with seven U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2009, the balance held in trust was Can$276.5 million (2008 — Can$203.6 million).

(b)  Operating leases

Amounts outstanding under operating leases as of December 31, 2009 were:

						Later
As at December 31, 2009	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	7.8	7.4	6.5	6.4	6.5	20.8	55.4

						Later
As at December 31, 2008	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	6.6	6.7	6.3	5.4	5.4	24.8	55.2

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. The basic annual rent for each of the leases will each be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease. We have also leased additional premises in London covering 9,800 square feet for a period of five years.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California and Atlanta, Georgia in the U.S. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore and Dublin. In 2010, we are looking to open offices in Cologne, Germany, and offices in Miami and New York.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

Total rental and premises expenses for 2009 was $13.7 million (2008 — $14.1 million).

For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease.

(c)  Variable interest entities

As disclosed in Note 8, we entered into a reinsurance agreement with Ajax Re that provided the Company with $100 million of indemnity protection for certain losses from individual earthquakes in California occurring between August 18, 2007 and May 1, 2009.

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

The Company determined that Ajax Re has the characteristics of a variable interest entity that are addressed by ASC 810, Consolidation. However, Ajax Re was not consolidated because the majority of the expected losses and expected residual returns would not be absorbed by the Company but rather by the bond holders of Ajax Re.

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly-formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to the returns on our investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of the profits from Iris Re. In the twelve months ended December 31, 2009, a fee of $0.1 million was payable to the Company. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

The Company has determined that Cartesian Iris 2009A L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. However, Cartesian Iris 2009A L.P. is not consolidated because the majority of the expected losses and expected residual returns

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will not be absorbed by the Company. The Company has no decision-making power, those powers having been reserved for the general partner.

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

The Company is potentially exposed to concentrations of credit risk in respect of amounts recoverable from reinsurers, investments and cash and cash equivalents, and insurance and reinsurance balances owed by the brokers with whom the Company transacts business.

The Company’s Reinsurance Security Committee defines credit risk tolerances in line with the risk appetite set by our Board and they, together with the group’s risk management function, monitor exposures to individual counterparties. Any exceptions are reported to senior management and our Board’s Risk Committee.

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2009 is $321.5 million (2008 — $283.3 million).

Of the balance at December 31, 2009, 27.3% is with Lloyd’s of London Syndicates which are rated A by A.M. Best and A+ by S&P and 18.3% is with Swiss Re which is rated A by A.M. Best and AA+ by S&P. These are the Company’s largest exposures to individual reinsurers.

Aspen has transferred some of its counterparty credit risk through the purchase of a credit insurance contract that will protect a portfolio of our reinsurance contracts against the risk of credit default. For more information see Note 9.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2009, there were no investments in any single issuer, other than the U.S. government and U.S. government agencies (Government National Mortgage Association), U.S. government sponsored enterprises and the U.K. government in excess of 2.5% of shareholders’ equity.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company transacted business with in the three years ended December 31, 2009 and the proportion of gross written premiums from each of those brokers.

	Gross Written Premiums in the
	Twelve Months Ended December 31,
	2009	2008	2007
Broker	%	%	%

Aon Corporation (1)	23.1	16.0	17.1
Marsh & McLennan Companies, Inc.	14.6	18.0	18.4
Benfield Group Limited (1)	—	7.4	12.7
Willis Group Holdings, Ltd.	14.2	14.5	10.8
Others (2)	48.1	44.1	41.0

Total	100.0	100.0	100.0

Gross written premiums ($ millions)	$2,067.1	$2,001.7	$1,818.5

(1)	Benfield Group Limited was an independent company prior to its acquisition by Aon Corporation on November 28, 2008 and is therefore shown separately in 2008 and 2007 in the above table.

(2)	No other individual broker accounted for more than 10% of gross written premiums.

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	For the Twelve Months Ended
	December 31, 2009
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income/(Loss)
Unrealized gains on investments	$118.2	$(16.4)	$101.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	15.8	—	15.8

Total other comprehensive income/(loss)	$134.2	$(16.4)	$117.8

	For the Twelve Months Ended
	December 31, 2008
		Income Tax Effect
	Pre-Tax	($ in millions)	After Tax

Other Comprehensive Income/(Loss)
Unrealized gains on investments	$25.2	$(5.9)	$19.3
Loss on derivatives	0.2	—	0.2
Change in currency translation	7.4	—	7.4

Total other comprehensive income/(loss)	$32.8	$(5.9)	$26.9

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

On August 2, 2005, the Company entered into a five-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $400 million or issue letters of credit with an aggregate value of up to $400 million. On September 1, 2006, the aggregate limit available under the credit facility was increased to $450 million. The facility will be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit or up to $450 million of unsecured letters of credit. As of December 31, 2009 and 2008, letters of credit totaling $nil and $84.6 million, respectively, were issued under this facility. The facility will expire on August 2, 2010.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our contractual obligations under long term debts as of December 31, 2009.

	Payments Due By Period
		Less Than			More Than
Contractual Basis	Total	1 year	1-3 Years	3-5 Years	5 years
	($ in millions)

Long-Term Debt Obligations	249.6	—	—	249.6	—

The long-term debt obligation disclosed above does not include the $15 million annual interest payable on the Senior Notes.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2009, 2008 and 2007.

	Twelve Months Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	Full Year
	($ in millions except for per share amounts)

Gross written premium	$636.8	$534.3	$490.3	$405.7	$2,067.1
Gross earned premium	493.2	491.3	522.2	528.7	2,035.4
Net earned premium	447.3	428.6	470.9	476.2	1,823.0
Losses and loss adjustment expenses	(250.8)	(234.7)	(235.1)	(227.5)	(948.1)
Policy acquisition, operating and admin expenses	(127.1)	(140.7)	(143.3)	(175.4)	(586.5)

Underwriting income	$69.4	$53.2	$92.5	$73.3	$288.4

Net investment income	59.2	72.2	58.9	58.2	248.5
Interest expense	(3.9)	(4.0)	(3.9)	(3.8)	(15.6)
Other (expense) income	(2.7)	0.7	1.1	0.9	—

Total other operating revenue	$52.6	$68.9	$56.1	$55.3	$232.9

Operating income/(loss) before tax	$122.0	$122.1	$148.6	$128.6	$521.3

Net exchange gains/(losses)	(2.3)	3.1	7.9	(6.7)	2.0
Net realized investment gains (losses)	(12.0)	3.5	12.3	3.8	11.4

Income before tax	$107.5	$130.0	$171.1	$126.1	$534.7

Income taxes	(16.1)	(19.6)	(25.3)	0.2	(60.8)

Net income after tax	$91.4	$110.4	$145.8	$126.3	$473.9

Ordinary Shares
Basic
Weighted average ordinary shares	81,534,704	82,940,270	83,056,587	83,239,074	82,698,325
Diluted
Weighted average ordinary shares	81,534,704	82,940,270	83,056,587	83,239,074	82,698,325
Weighted average effect of dilutive securities	2,037,148	2,705,862	2,936,702	3,172,155	2,628,887

Total	83,571,852	85,646,132	85,993,289	86,411,229	85,327,212

Earnings per ordinary shares
Basic	$1.42	$1.26	$1.69	$1.45	$5.82
Diluted	$1.39	$1.22	$1.63	$1.40	$5.64

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Full Year
	($ in millions except per share amounts)

Gross written premium	$596.2	$528.8	$441.3	$435.4	$2,001.7
Gross earned premium	427.3	440.4	482.9	538.5	1,889.1
Net earned premium	391.6	397.3	434.2	478.6	1,701.7
Losses and loss adjustment expenses	(207.2)	(188.3)	(413.4)	(310.6)	(1,119.5)
Policy acquisition, operating and admin expenses	(127.2)	(122.1)	(122.0)	(136.1)	(507.4)

Underwriting income/(loss)	$57.2	$86.9	$(101.2)	$31.9	$74.8

Net investment income	39.1	70.5	19.3	10.3	139.2
Interest expense	(3.9)	(4.0)	(3.8)	(3.9)	(15.6)
Other (expense) income	(2.2)	—	0.6	(0.5)	(2.1)

Total other operating revenue	$33.0	$66.5	$16.1	$5.9	$121.5

Operating income/(loss) before tax	$90.2	$153.4	$(85.1)	$37.8	$196.3

Net exchange gains/(losses)	4.3	(5.0)	(2.7)	(4.8)	(8.2)
Net realized investment losses	1.0	0.8	(58.1)	8.4	(47.9)

Income before tax	$95.5	$149.2	$(145.9)	$41.4	$140.2

Income taxes	(14.3)	(22.3)	19.8	(19.6)	(36.4)

Net income after tax	$81.2	$126.9	$(126.1)	$21.8	$103.8

Ordinary Shares
Basic
Weighted average ordinary shares	85,510,759	83,513,097	81,375,969	81,485,424	82,962,882
Diluted
Weighted average ordinary shares	85,510,759	83,513,097	81,375,969	81,485,424	82,962,882
Weighted average effect of dilutive securities	2,446,077	2,497,582	—	1,938,214	2,569,220

Total	87,956,836	86,010,679	81,375,969	83,423,638	85,532,102

Earnings per ordinary shares
Basic	$0.87	$1.44	$(1.63)	$0.18	$0.92
Diluted	$0.85	$1.39	$(1.63)	$0.18	$0.89

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Full Year
	($ in millions except per share amounts)

Gross written premium	$636.5	$503.5	$373.5	$305.0	$1,818.5
Gross earned premium	474.0	482.1	473.1	474.1	1,903.3
Net earned premium	439.0	451.2	419.7	423.7	1,733.6
Losses and loss adjustment expenses	(225.5)	(272.7)	(219.9)	(201.7)	(919.8)
Policy acquisition, operating and admin expenses	(123.0)	(126.1)	(134.7)	(134.9)	(518.7)

Underwriting income	$90.5	$52.4	$65.1	$87.1	$295.1

Net investment income	67.5	78.8	72.4	80.3	299.0
Interest expense	(4.2)	(4.4)	(4.2)	(2.9)	(15.7)
Other (expense)	(7.3)	1.9	(2.7)	(3.8)	(11.9)

Total other operating revenue	$56.0	$76.3	$65.5	$73.6	$271.4

Operating income before tax	$146.5	$128.7	$130.6	$160.7	$566.5

Net exchange gains/(losses)	5.5	8.0	9.2	(2.1)	20.6
Net realized investment losses	(4.8)	(5.6)	(1.9)	(0.8)	(13.1)

Income before tax	$147.2	$131.1	$137.9	$157.8	$574.0

Income tax	(25.3)	(16.4)	(20.7)	(22.6)	(85.0)

Net income after tax	$121.9	$114.7	$117.2	$135.2	$489.0

Ordinary Shares
Basic
Weighted average ordinary shares	87,819,188	88,204,654	88,712,178	86,503,072	87,807,811
Diluted
Weighted average ordinary shares	87,819,188	88,204,654	88,712,178	86,503,072	87,807,811
Weighted average effect of dilutive securities	2,668,510	2,621,906	2,369,587	2,707,873	2,547,402

Total	90,487,698	90,826,560	91,081,765	89,210,945	90,355,213

Earnings per ordinary shares
Basic	$1.31	$1.22	$1.24	$1.48	$5.25
Diluted	$1.27	$1.19	$1.21	$1.44	$5.11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

Under date of February 26, 2010, we reported on the consolidated balance sheets of Aspen Insurance Holdings Limited and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-9 of the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc
KPMG Audit Plc
London, United Kingdom
February 26, 2010

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE I — INVESTMENTS
For the Twelve Months Ended December 31, 2009, 2008 and 2007

The Company’s investments comprise investments in related parties.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2009 and 2008

	As at	As at
	December 31, 2009	December 31, 2008
	($ in millions, except per share amounts)

ASSETS
Cash and cash equivalents	$33.5	$32.4
Investments in subsidiaries	2,747.2	2,536.9
Eurobond issued by subsidiary	550.0	550.0
Intercompany funds due from affiliates	233.1	—
Other assets	11.4	19.6

Total Assets	$3,575.2	$3,138.9

LIABILITIES
Accrued expenses and other payables	20.2	26.2
Intercompany funds due to affiliates	—	84.1
Long-Term Debt	249.6	249.5

Total Liabilities	$269.8	$359.8

SHAREHOLDERS’ EQUITY
Ordinary shares: 81,506,503 ordinary shares of 0.15144558¢ each (2008 — 85,510,673)	0.1	0.1
Preference Shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2008 — 4,600,000)	—	—
8,000,000 7.401% shares of par value 0.15144558¢ each (2008 — 8,000,000)	—	—
Additional paid in capital	1,763.0	1,754.8

Retained earnings	1,285.0	884.7

Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	155.1	53.3
Loss on derivatives	(1.2)	(1.4)
Gains on foreign currency translation	103.4	87.6

Total accumulated other comprehensive income	257.3	139.5

Total Shareholders’ Equity	3,305.4	2,779.1

Total Liabilities and Shareholders’ Equity	$3,575.2	$3,138.9

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2009, 2008 and 2007

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	($ in millions)

Operating Activities:
Equity in net earnings of subsidiaries	$65.6	$33.5	$353.1
Net investment income	—	1.1	2.3
Net realized and unrealized gains	0.9	—	—
Dividend income	401.0	70.0	142.0
Interest on Eurobond	36.5	36.5	28.6
Change in fair value of derivatives	(8.0)	(7.8)	(9.0)
Other income	7.2	6.5	8.3

Total Revenues	503.2	139.8	525.3

Expenses:
Operating and Administrative expenses	(13.7)	(20.4)	(20.7)
Interest expense	(15.6)	(15.6)	(15.6)

Income from operations before income tax	473.9	103.8	489.0
Income tax	—	—	—

Net Income	473.9	103.8	489.0

Other comprehensive income/(loss), net of taxes:
Change in unrealized losses on investments	101.8	19.3	74.3
Loss on derivatives reclassified to interest expense	0.2	0.2	0.2
Change in unrealized gains on foreign currency translation	15.8	7.4	21.1

Other comprehensive income	117.8	26.9	95.6

Comprehensive income	$591.7	$130.7	$584.6

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2009, 2008 and 2007

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	($ in millions)

Cash Flows Provided By Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$408.3	$70.3	$135.9
Adjustments:
Share based compensation expenses	17.2	7.0	12.8
Net realized and unrealized (gains)	(0.9)
Loss on derivative reclassified to interest expense	0.2	0.2	0.1
Change in other assets	1.1	1.1	7.9
Change in accrued expenses and other payables	—	1.4	(7.5)
Change in intercompany activities	(317.2)	111.5	141.8

Net cash generated by/(used in) operating activities	108.7	191.5	291.0

Cash Flows Used in Investing Activities:
Investment in subsidiaries	—	(0.8)	—
(Purchase) of other investments	(25.0)	—	—
Investment in Eurobond issued by subsidiary	—	—	(150.0)

Net cash used for investing activities	—	(0.8)	(150.0)

Cash Flows Used in Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	25.1	2.0	12.8
Ordinary share repurchase	—	(100.3)	(101.2)
Costs from the redemption of preference shares	(34.1)	—	—
Dividends paid	(73.6)	(77.9)	(80.7)

Net cash (used in)/generated by financing activities	(82.6)	(176.2)	(169.1)

(Decrease)/increase in cash and cash equivalents	1.1	14.5	(28.1)
Cash and cash equivalents — beginning of period	32.4	17.9	46.0

Cash and cash equivalents — end of period	$33.5	$32.4	$17.9

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2009, 2008 and 2007

Supplementary Information

		Net
		Reserves	Net				Amortization
	Deferred	for Losses	Reserves			Losses and	of Deferred		Operating
	Policy	and Loss	for		Net	Loss	Policy	Net	and
	Acquisition	Adjustment	Unearned	Net Premiums	Investment	Expenses	Acquisition	Premiums	Administrative
Year Ended December 31, 2009	Costs	Expenses	Premiums	Earned	Income	Incurred	Costs	Written	Expenses
	($ in millions)

Property Reinsurance	$44.4	$355.2	$221.9	$560.0		$121.7	$111.8	$591.1	$78.1
Casualty Reinsurance	26.6	1,512.5	165.7	435.7		293.4	82.7	410.0	42.8
International Insurance	79.9	992.4	353.3	726.1		443.6	122.6	723.4	98.3
U.S. Insurance	14.6	149.5	62.9	101.2		89.4	17.0	112.3	33.2

Total	$165.5	$3,009.6	$803.8	$1,823.0	$248.5	$948.1	$334.1	$1,836.8	$252.4

		Net					Amortization
		Reserves	Net				of
	Deferred	for Losses	Reserves			Losses and	Deferred		Operating
	Policy	and Loss	for		Net	Loss	Policy	Net	and
	Acquisition	Adjustment	Unearned	Net Premiums	Investment	Expenses	Acquisition	Premiums	Administrative
Year Ended December 31, 2008	Costs	Expenses	Premiums	Earned	Income	Incurred	Costs	Written	Expenses
	($ in millions)

Property Reinsurance	$41.7	$3 80.7	$222.1	$532.4		$314.7	$105.0	$564.1	$65.7
Casualty Reinsurance	26.0	1.308.8	172.7	413.5		272.2	65.4	412.90	43.2
International Insurance	68.3	1,003.7	322.8	661.8		473.5	113.4	757.8	74.4
U.S. Insurance	13.7	93.8	46.8	94.0		59.1	15.5	100.7	24.8

Total	$149.7	$2,787.0	$764.4	$1,701.7	$139.2	$1,119.5	$299.3	$1,835.5	$208.1

		Net					Amortization
		Reserves	Net				of
	Deferred	for Losses	Reserves			Losses and	Deferred		Operating
	Policy	and Loss	for		Net	Loss	Policy	Net	and
	Acquisition	Adjustment	Unearned	Net Premiums	Investment	Expenses	Acquisition	Premiums	Administrative
Year Ended December 31, 2007	Costs	Expenses	Premiums	Earned	Income	Incurred	Costs	Written	Expenses
	($ in millions)

Property Reinsurance	$41.9	$459.3	$182.1	$555.6	—	$220.7	$117.4	$495.0	$65.3
Casualty Reinsurance	28.7	1,262.6	187.1	475.3	—	332.1	69.6	425.1	47.9
International Insurance	52.7	860.0	270.3	597.2	—	308.9	105.7	590.1	67.2
U.S. Insurance	10.6	59.4	41.1	105.5	—	58.1	21.2	91.2	24.4

Total	$133.9	$2,641.3	$680.6	$1,733.6	$299.0	$919.8	$313.9	$1,601.4	$204.8

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV — REINSURANCE
For the Twelve Months Ended December 31, 2009, 2008 and 2007

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)

2009	$641.6	$1,425.4	$(230.3)	$1,836.7
2008	$624.6	$1,377.1	$(166.2)	$1,835.5
2007	$681.1	$1,137.4	$(217.1)	$1,601.4

Premiums Earned

					Percentage of
			Assumed From		Amount
		Ceded to Other	Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net
	($ in millions. except for percentages)

2009	$616.2	$(212.4)	$1,419.2	$1,823.0	77.8%
2008	$505.1	$(187.4)	$1,384.0	$1,701.7	81.3%
2007	$692.9	$(169.7)	$1,210.4	$1,733.6	69.8%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2009, 2008 and 2007

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Year	Expenses	Accounts	Deductions	End of Year

2009
Premiums receivable from underwriting activities	—	$1.4	—	—	$1.4
Reinsurance	$0.2	—	—	—	$0.2
2008
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2
2007
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2