Form 10-Q
period 2010-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2010-05-07
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended March 31, 2010
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

As of May 4, 2010, there were 77,316,975 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009
($ in millions, except share and per share amounts)

	As at	As at
	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,085.4 and $5,064.3)	$5,296.3	$5,249.9
Fixed income maturities, trading at fair value (amortized cost — $347.7 and $332.5)	365.5	348.1
Other investments, equity method	27.5	27.3
Short-term investments, available for sale at fair value (amortized cost — $251.8 and $368.2)	251.8	368.2
Short-term investments, trading at fair value (amortized cost — $0.1 and $3.5)	0.1	3.5

Total investments	5,941.2	5,997.0
Cash and cash equivalents	701.4	748.4
Reinsurance recoverables
Unpaid losses	262.9	321.5
Ceded unearned premiums	210.2	103.8
Receivables
Underwriting premiums	914.0	708.3
Other	62.2	64.1
Funds withheld	73.6	85.1
Deferred policy acquisition costs	202.7	165.5
Derivatives at fair value	4.9	6.7
Receivable for securities sold	13.5	11.9
Office properties and equipment	27.6	27.5
Income tax receivable	6.3	—
Other assets	14.9	9.2
Intangible assets	12.0	8.2

Total assets	$8,447.4	$8,257.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions, except share and per share amounts)

	As at	As at
	March 31, 2010	December 31, 2009
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,452.0	$3,331.1
Unearned premiums	1,107.8	907.6

Total insurance reserves	4,559.8	4,238.7
Payables
Reinsurance premiums	193.2	110.8
Deferred taxation	83.7	83.9
Current taxation	—	10.3
Accrued expenses and other payables	213.5	249.3
Liabilities under derivative contracts	7.4	9.2

Total payables	497.8	463.5
Long-term debt	249.6	249.6

Total liabilities	$5,307.2	$4,951.8

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 77,258,437 shares of 0.15144558¢ each (2009 — 83,327,594)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2009 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2009 — 5,327,500)	—	—
Additional paid-in capital	1,565.0	1,763.0
Retained earnings	1,285.8	1,285.0
Accumulated other comprehensive income, net of taxes	289.3	257.3

Total shareholders’ equity	3,140.2	3,305.4

Total liabilities and shareholders’ equity	$8,447.4	$8,257.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended
	March 31
	2010	2009

Revenues
Net earned premiums	$467.6	$447.3
Net investment income	59.4	59.2
Realized and unrealized investment gains (losses)	12.3	(12.2)
Change in fair value of derivatives	(2.0)	(2.0)

Total Revenues	537.3	492.3

Expenses
Losses and loss adjustment expenses	378.8	250.8
Policy acquisition expenses	84.5	78.6
Operating and administrative expenses	52.5	48.5
Interest on long-term debt	3.8	3.9
Net foreign exchange (gains) losses	(1.5)	2.3
Other (income) expense	(1.1)	0.7

Total Expenses	517.0	384.8

Income from operations before income tax	20.3	107.5
Income tax (expense)	(2.0)	(16.1)

Net Income	$18.3	$91.4

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	77,394,967	81,534,704
Diluted	80,638,650	83,571,852
Basic earnings per ordinary share adjusted for preference share dividend	$0.16	$1.42

Diluted earnings per ordinary share adjusted for preference share dividend	$0.16	$1.39

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2010	2009

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,763.0	1,754.8
New shares issued	—	25.1
Ordinary shares repurchased and cancelled	(200.0)	—
Preference shares repurchased and cancelled	—	(34.1)
Share-based compensation	2.0	4.1

End of period	1,565.0	1,749.9

Retained earnings
Beginning of period	1,285.0	884.7
Net income for the period	18.3	91.4
Dividends on ordinary and preference shares	(17.5)	(19.2)

End of period	1,285.8	956.9

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	103.4	87.6
Change for the period	10.0	(15.2)

End of period	113.4	72.4

Loss on derivatives
Beginning and end of period	(1.2)	(1.4)

Unrealized appreciation/(depreciation) on investments
Beginning of period	155.1	53.3
Change for the period	22.0	1.2

End of period	177.1	54.5

Total accumulated other comprehensive income	289.3	125.5

Total shareholders’ equity	$3,140.2	$2,832.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended
	March 31,
	2010	2009

Net income	$18.3	$91.4

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains) losses on investments included in net income	(8.6)	4.1
Change in net unrealized gains and losses on investments	30.6	(2.9)
Change in foreign currency translation adjustment	10.0	(15.2)

Other comprehensive income	32.0	(14.0)

Comprehensive income	$50.3	$77.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2010	2009

Cash flows provided by operating activities:
Net income	$18.3	$91.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4.2	1.9
Share-based compensation expense	2.0	4.1
Net realized and unrealized (gains) losses	(12.1)	12.7
Other investment (gains)	(0.2)	(4.0)
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	82.6	46.9
Unearned premiums	192.6	153.1
Reinsurance recoverables:
Unpaid losses	59.0	(14.6)
Ceded unearned premiums	(103.3)	(92.5)
Accrued investment income and other receivables	1.9	2.2
Deferred policy acquisition costs	(36.8)	(16.3)
Reinsurance premiums payables	78.3	93.5
Premiums receivable	(200.9)	(116.1)
Funds withheld	11.5	13.1
Deferred taxes	(5.2)	(6.1)
Income tax payable	(19.0)	18.0
Accrued expenses and other payables	(45.0)	5.2
Fair value of derivatives and settlement of liabilities under derivatives	—	2.9
Other assets	(5.1)	(1.2)

Net cash provided by operating activities	$22.8	$194.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2010	2009

Cash flows used in investing activities:
Purchases of fixed maturities	$(604.8)	$(650.8)
Proceeds from other investments sold	—	172.1
Proceeds from sales and maturities of fixed maturities	544.5	490.6
Net sales/(purchases) of short-term investments	129.0	(64.5)
Net change in payables for securities purchased	10.5	—
Payments for acquisitions net of cash acquired	(3.8)	—
Purchase of equipment	—	(0.6)

Net cash provided by/used in investing activities	75.4	(53.2)

Cash flows used in financing activities:
Ordinary shares repurchased	(200.0)	—
Dividends paid on ordinary shares	(11.8)	(12.3)
Dividends paid on preference shares	(5.7)	(6.9)

Net cash used in financing activities	(217.5)	(19.2)

Effect of exchange rate movements	72.3	(17.7)

Increase/(decrease) in cash and cash equivalents	(47.0)	104.1
Cash and cash equivalents at beginning of period	748.4	809.1

Cash and cash equivalents at end of period	$701.4	$913.2

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	18.8	6.0
Cash paid during the period for interest	7.5	7.5

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in Aspen’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to losses and loss adjustment expenses, the value of investments, reinsurance recoverables and the fair value of derivatives. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.

New Accounting Pronouncements Adopted in 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for variable interest entities. The revised guidance which was issued as Statement No. 167, “Amendments to FASB Interpretation No. 46R” replaces the quantitative approach previously required for determining the primary beneficiary of a variable interest entity with an approach focused on the power to direct activities that significantly impact an entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. It also requires ongoing assessment of whether an enterprise is a variable interest entity (“VIE”). The statement is effective for each annual reporting period that begins after November 15, 2009. In December 2009, the FASB issued Accounting Standards Update ASU 2009-17, which codifies SFAS No. 167. The Company does not expect that the provision of the new guidance will have a material impact on our consolidated financial statements.

In December 2009, the FASB issued new guidance on the accounting for the transfer of financial assets. The new guidance, which is now part of ASC 860 Transfers and Servicing, eliminates the concept of a qualifying special purpose entity and therefore any qualifying special purpose entities in existence before the effective date will need to be evaluated for consolidation. The criteria for reporting a transfer of financial assets has also changed. The guidance is effective on a prospective basis on January 1, 2010 and interim and annual periods thereafter. The Company does not expect that the provisions of the new guidance will have an impact on the Company’s consolidated financial statements.

Accounting standards not yet adopted

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the provision of the new guidance will have a material impact on our consolidated financial statements.

3.	Acquisitions

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited and its subsidiaries (“APJ”) for $4.8 million including tangible assets. The transaction closed on March 22, 2010. The business writes a specialist account of kidnap and ransom insurance which complements our existing political and financial risk line of business. The directors of Aspen Holdings have made a preliminary assessment of the fair value of the net tangible and financial assets acquired at $1.0 million. An amount of $3.8 million is the estimated intangible assets on acquisition. Mr. Villers, one of our executive officers, was previously a director of APJ and until closing, was a 30% shareholder.

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

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$18.3	$91.4
Preference dividends	(5.7)	(6.9)
Preference stock repurchase gain	—	31.5

Net income available to ordinary shareholders	12.6	116.0

Diluted
Net income available to ordinary shareholders	12.6	116.0

Ordinary shares
Basic
Weighted average ordinary shares	77,394,967	81,534,704

Diluted
Weighted average ordinary shares	77,394,967	81,534,704

Weighted average effect of dilutive securities	3,243,684	2,037,148

Total	80,638,651	83,571,852

Earnings per ordinary share
Basic	$0.16	$1.42

Diluted	$0.16	$1.39

Ordinary Share Repurchases.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs & Co. (“Goldman Sachs”) to repurchase $200 million of our ordinary shares. During the first quarter of 2010, 6,474,425 ordinary shares were acquired and cancelled. The program is expected to be completed within ten months at which point additional shares may be retired. The repurchase was made under the terms of our share repurchase program authorized by the Board of Directors and announced on February 6, 2008 and will complete the full amount of that repurchase program.

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

Dividends.  On April 28, 2010, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	May 28, 2010	May 13, 2010
5.625% preference shares	$0.703125	July 1, 2010	June 15, 2010
7.401% preference shares	$0.462563	July 1, 2010	June 15, 2010

5.	Segment Reporting

On January 14, 2010, we announced a new organizational structure in accordance with which we now manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. We have considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of our Company’s operating segments to determine our reportable segments. As discussed above, as a result of our organizational changes, in 2010 we now manage our underwriting business in two operating segments: Insurance and Reinsurance.

Under the new organizational structure, our insurance segment is comprised primarily of the existing international insurance and U.S. insurance segments, with Rupert Villers acting as CEO of Aspen Insurance. William Murray continues to lead our U.S. Insurance business forming part of our newly established insurance segment. Our reinsurance segment is comprised of property reinsurance (catastrophe and other), casualty reinsurance and specialty reinsurance (a portion of the latter previously included in international insurance). The reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance and James Few, President of Aspen Reinsurance.

Information related to prior periods has been restated to conform to the current period presentation.

Reinsurance Segment.  The reinsurance segment consists of four principal lines of business: property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance.

Property Catastrophe Reinsurance:  Property catastrophe reinsurance is generally written on an excess of loss basis. Excess of loss reinsurance provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. A loss from a single occurrence is limited to the initial policy limit and would not usually include the policy limit available following the payment of a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected regions or geographical areas.

Other Property Reinsurance:  Other property reinsurance is written on both a treaty and facultative basis and consists of treaty risk excess, treaty pro rata, property facultative (U.S. and international) and our risk solutions business. Treaty risk excess of loss property treaty reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis, rather than to two or more risks in an insured event, as provided by catastrophe reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings due to fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Our treaty pro rata reinsurance product provides proportional coverage to the reinsured rather than excess of loss. We share original losses in the same proportion as our share of premium and policy amounts although this may be subject to event limits which restrict the amount we are required to pay if the loss events affect more than one reinsured policy. Pro rata contracts typically involve close client relationships and frequent auditing. Treaty pro rata business is written on an excess of loss basis for primary insurers in the U.S. as well as worldwide. This line has dual distribution with business written both directly and through brokers. The U.S. property facultative account is mostly written on a direct basis, whereas the international account is written both on a direct basis and through brokers. This line of business is not typically driven by natural perils. Our risk solutions business writes property insurance risks for a select group of U.S. program managers.

Casualty Reinsurance:  Casualty reinsurance is written on both a treaty and facultative basis and consists of U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. Our U.S. treaty business comprises of exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability.

Specialty Reinsurance:  Specialty reinsurance consists of credit and surety reinsurance, structured risks, agriculture reinsurance and specialty lines (marine, aviation, satellite). We entered the credit and surety reinsurance market for business incepting on and after January 1, 2009 with a new team hired to work in our Zurich office. This business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. We also write structured reinsurance contracts. These contracts are tailored to individual client circumstances. We entered the agricultural reinsurance market in February 2010 with a new team working in our Zurich office. This business consists of European agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business. Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance.

Insurance Segment.  Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

Property Insurance:  Our property insurance line comprises U.K. commercial property and construction and U.S. commercial property (excess and surplus lines basis), written on a primary, quota share and facultative basis. The U.S. property team focuses on mercantile, manufacturing, municipal and commercial real estate business. The U.K. commercial property insurance team focuses on providing physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. institutional property owners, middle market corporate and public sector clients.

Casualty Insurance:  Our casualty insurance line comprises U.K. commercial liability, global excess casualty and U.S. casualty insurance (excess and surplus lines basis), written on a primary, quota share and facultative basis. We provide general liability, umbrella liability and certain Errors and Omissions (“E&O”) insurance products. The U.K. commercial liability team focuses on providing employers’ liability coverage and public liability coverage for insureds domiciled in the United Kingdom and Ireland. The global excess casualty line writes large, sophisticated and risk-managed insureds worldwide. Our U.S. casualty insurance team covers broad-based risks including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market. The team writes excess layers only, with 100% of layers or quota share as applicable, with a portion of the contracts being multi-year policies.

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance comprises marine, energy and construction (“M.E.C.”) liability, energy property, marine hull, specie, and aviation, written on a primary, quota share and facultative basis. The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides cover for the liabilities of companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. home builders sectors. In the energy property line, we provide insurance cover against physical damage losses and Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector. The marine hull team writes insurance covering the risks of physical damage for ships (including war and associated perils) and related marine assets. The specie business line focuses on the insurance of high value property items on an all risks basis. The team commenced underwriting in March 2009. Its portfolio embraces fine art, general and bank related specie, jewelers’ block and armored car. The aviation team focuses on providing physical damage insurance to hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide hull deductible cover.

Financial and Professional Lines Insurance:  Our financial and professional lines comprises financial institutions, professional liability (including management & technology liability), financial and political risks, written on a primary, quota share and facultative basis. Our financial institutions business consists of professional liability, crime insurance and directors’ and officers’ cover. From a geographical perspective, the largest sector of the account comprised risks headquartered in the U.K., the next largest contributors are from Australia and the U.S. and, of the remainder, the largest amounts of business are from institutions in Canada, Western Europe and Scandinavia. We write both primary and excess of loss coverage for all types of financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models. Our professional liability team writes an international portfolio of professional liability risks. The majority of our business emanates from the U.K. with some Australian and European business. We insure a wide range of professions including lawyers, surveyors, accountants, engineers, contractors and financial advisors. Risks are written on both a primary and excess of loss basis. We also write directors’ and officers’ insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions. Coverage is written on both a primary and excess basis. The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover) and kidnap and ransom (“K&R”). We write financial and political risks worldwide but with concentrations in a number of key countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

Non-underwriting Segment Disclosures:  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$490.1	$212.7	$702.8
Net written premiums	461.3	118.8	580.1
Gross earned premiums	301.9	215.2	517.1
Net earned premiums	291.0	176.6	467.6
Underwriting Expenses
Losses and loss expenses	256.8	122.0	378.8
Policy acquisition expenses	52.4	32.1	84.5
Operating and administrative expenses	22.3	20.4	42.7

Underwriting (loss) profit	(40.5)	2.1	(38.4)

Corporate expenses			(9.8)
Net investment income			59.4
Realized investment gains			12.3

Segment profit			$23.5
Change in fair value of derivatives			(2.0)
Interest on long term debt			(3.8)
Net foreign exchange gains			1.5
Other income			1.1

Net income before tax			$20.3

Net reserves for loss and loss adjustment expenses	$2,161.7	$1,027.4	$3,189.1

Ratios
Loss ratio	88.2%	69.1%	81.0%
Policy acquisition expense ratio	18.0%	18.2%	18.1%
Operating and administrative expense ratio	7.7%	11.6%	11.2%
Expense ratio	25.7%	29.8%	29.3%

Combined ratio	113.9%	98.9%	110.3%

	Three Months Ended March 31, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$452.8	$184.0	$636.8
Net written premiums	413.3	93.3	506.6
Gross earned premiums	287.7	205.5	493.2
Net earned premiums	275.2	172.1	447.3
Underwriting Expenses
Losses and loss expenses	121.1	128.7	250.8
Policy acquisition expenses	51.4	27.2	78.6
Operating and administrative expenses	18.4	20.3	38.7

Underwriting (loss) profit	83.3	(4.1)	79.2

Corporate expenses			(9.8)
Net investment income			59.2
Realized investment gains			(12.2)

Segment profit			$116.4
Change in fair value of derivatives			(2.0)
Interest on long term debt			(3.9)
Net foreign exchange gains			(2.3)
Other income			(0.7)

Net income before tax			$107.5

Net reserves for loss and loss adjustment expenses	$1,988.4	$1,021.2	$3,009.6

Ratios
Loss ratio	44.4%	74.8%	56.1%
Policy acquisition expense ratio	18.7%	15.8%	17.6%
Operating and administrative expense ratio	6.7%	11.8%	10.8%
Expense ratio	25.4%	27.6%	28.4%

Combined ratio	69.8%	102.4%	84.5%

6.	Investments

Fixed Maturities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at March 31, 2010
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$634.8	$18.4	$(2.3)	$650.9
U.S. Agency Securities	327.3	19.9	(0.1)	347.1
Municipal Securities	23.1	0.2	(0.2)	23.1
Corporate Securities	2,138.3	100.1	(1.3)	2,237.1
Foreign Government Securities	549.0	15.3	(0.9)	563.4
Asset-backed Securities	83.2	5.0	—	88.2
Non-agency Residential Mortgage-backed Securities	32.5	9.5	(0.1)	41.9
Non-agency Commercial Mortgage-backed Securities	167.4	6.9	(0.3)	174.0
Agency Mortgage-backed Securities	1,229.8	41.4	(0.6)	1,170.6

Total fixed income	$5,085.4	$216.7	$(5.8)	5,296.3

Short term Investments	251.8	—	—	251.8

Total	$5,337.2	$216.7	$(5.8)	$5,548.1

	As at December 31, 2009
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$492.1	$17.4	$(2.0)	$507.5
U.S. Agency Securities	368.6	20.7	(0.2)	389.1
Municipal Securities	20.0	—	(0.5)	19.5
Corporate Securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed Securities	110.0	5.1	—	115.1
Non-agency Residential Mortgage-backed Securities	34.2	8.6	(0.6)	42.2
Non-agency Commercial Mortgage-backed Securities	178.5	2.5	(1.0)	180.0
Agency Mortgage-backed Securities	1,172.9	40.2	(3.5)	1,209.6

Total fixed income	5,064.3	198.7	(13.1)	5,249.9

Short term Investments	368.2	—	—	368.2

Total	$5,432.5	$198.7	$(13.1)	$5,618.1

The following table provides the contractual maturity distribution of our available for sale fixed income investments as of March 31, 2010. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Cost or
	Amortized	Fair
	Cost	Value
	($ in millions)

Due one year or less	$339.7	$345.3
Due after one year through five years	2,114.4	2,199.6
Due after five years through ten years	1,134.7	1,189.3
Due after ten years	83.7	87.4

Subtotal	3,672.5	3,821.6
Non-agency Residential Mortgage-backed Securities	32.5	41.9
Non-agency Commercial Mortgage-backed Securities	167.4	174.0
Agency Mortgage-backed Securities	1,129.8	1,170.6
Other asset-backed securities	83.2	88.2

Total	$5,085.4	$5,296.3

Fixed Maturities — Trading.  The following table presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at March 31, 2010
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$7.3	$—	$(0.1)	$7.2
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	2.9	—	—	2.9
Corporate Securities	325.9	17.9	(0.3)	343.5
Foreign Government Securities	6.2	0.3	—	6.5
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	$347.7	$18.2	$(0.4)	$365.5

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$7.3	$—	$(0.8)	$6.5
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.8	—	—	1.8
Corporate Securities	313.2	16.6	(0.4)	329.4
Foreign Government Securities	4.8	0.2	—	5.0
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	$332.5	$16.8	$(1.2)	$348.1

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Gross unrealized loss.  The following tables summarize as at March 31, 2010 and December 31, 2009, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at March 31, 2010
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$219.3	$(2.3)	$—	$—	$219.3	$(2.3)
U.S. Agency Securities	11.9	(0.1)	—	—	11.9	(0.1)
Foreign Government Securities	92.5	(0.9)	1.0	—	93.5	(0.9)
Municipal Securities	13.6	(0.2)	—	—	13.6	(0.2)
Corporate Securities	239.9	(1.3)	12.8	—	252.7	(1.3)
Asset-backed Securities	0.4	—	—	—	0.4	—
Non-agency Residential Mortgage-backed Securities	—	—	0.8	(0.1)	0.8	(0.1)
Non-agency Commercial Mortgage-backed Securities	—	—	10.5	(0.3)	10.5	(0.3)
Agency Mortgage-backed Securities	183.9	(0.6)	1.1	—	185.0	(0.6)

Total	$761.5	$(5.4)	$26.2	$(0.4)	$787.7	$(5.8)

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage-backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

As at March 31, 2010, the Company held 207 fixed maturities (December 31, 2009 — 277 fixed maturities) in an unrealized loss position with a fair value of $787.7 million (December 31, 2009 — $973.0 million) and gross unrealized losses of $5.8 million (December 31, 2009 — $13.1 million). The Company believes that the gross unrealized losses are attributable to a combination of widening credit spreads and interest rate movements and has concluded that the period during which those investments will remain in an unrealized loss position is temporary.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the three months ended March 31, 2010 of $0.3 million (2009 — $15.2 million). We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

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

Foreign Government.  Foreign government securities are composed of bonds issued and guaranteed by foreign governments such as the U.K., Canada, France, and Spain.

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

Short-Term Investments.  Short-term investments are both money market funds and investments in Treasury bills, discount notes and short coupon paper with a maturity of less than 90 days. The money market funds are rated “AAA” by Standard & Poor’s (“S&P”) and/or Moody’s Investor Service (“Moody’s”) and invest in a variety of short-term instruments such as commercial paper, certificates of deposit, floating rate notes and medium-term notes.

Other investments.  On May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2010, a fee of $0.2 million (2009 — $Nil) was payable to us.

The Company accounts for its investment in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three months ended March 31, 2010, our share of gains and losses increased the value of our investment by $0.2 million (2009-$Nil). The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information see Note 14(c).

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

The following table sets out an analysis of investment purchases/(sales) and maturities:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	($ in millions)

Purchase of fixed maturity investments	$604.8	$650.8
Proceeds from sales and maturities of fixed maturity investments	(544.5)	(490.6)
Proceeds from other investments sold	—	(172.1)
Net (sales)/purchases of short-term investments	(129.0)	64.5

Net (sales)/purchases	$(68.7)	$52.6

The following is a summary of investment income:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	($ in millions)

Fixed maturity investments — Available-for-sale	$55.8	$52.2
Fixed maturity investments — Trading portfolio	4.4	0.3
Short-term investments — Available-for-sale	0.2	0.8
Fixed term deposits (included in cash and cash equivalents)	0.8	3.6
Other investments	—	4.0

Total	$61.2	$60.9
Investments expenses	(1.8)	(1.7)

Net investment income	$59.4	$59.2

Included in net investment income are investment management fees of $1.8 million for the three months ended March 31, 2010 and $1.7 million for the three months ended March 31, 2009.

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	($ in millions)

Pre-tax realized and unrealized investment gains and losses included in income statement:
Available-for-sale short-term investments and fixed maturities:
Gross realized gains	$9.3	$5.0
Gross realized (losses)	(0.3)	(2.5)
Trading portfolio short-term investments & fixed maturities:
Gross realized gains	2.0	—
Gross realized (losses)	(0.8)	—
Net change in gross unrealized gains	2.2	0.5
Impairments:
Total other-than-temporary impairments	(0.3)	(15.2)
Equity accounted investments:
Gross realized gains in Cartesian Iris	0.2	—

Total pre-tax realized and unrealized investment gains and losses included in income statement:	$12.3	$(12.2)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	($ in millions)

Change in available-for-sale unrealized gains/(losses):
Fixed maturities	25.3	3.3

Total change in pre-tax available-for-sale unrealized gains/(losses)	25.3	3.3

Change in taxes	(3.3)	(2.1)

Total change in unrealized gains/(losses), net of taxes	$22.0	$1.2

7.	Fair Value Measurements

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

The following table presents the table within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at March 31, 2010.

	March 31, 2010
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,214.3	$4,065.9	$16.1
Short-term investments available for sale, at fair value	157.4	94.4	—
Fixed income maturities, trading at fair value	13.7	351.8	—
Short-term investments, trading at fair value	—	0.1	—
Derivatives at fair value	—	—	4.9

Total	$1,385.4	$4,512.2	$21.0

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,029.8	$4,205.2	$14.9
Short-term investments available for sale, at fair value	293.1	75.1	—
Fixed income maturities, trading at fair value	11.6	336.5	—
Short-term investments, trading at fair value	—	3.5	—
Derivatives at fair value	—	—	6.7

Total	$1,334.5	$4,620.3	$21.6

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

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2010.

	Three Months Ended March 31, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in comprehensive income	1.2	—	1.2
Included in earnings	—	(1.8)	(1.8)

Level 3 assets as of March 31, 2010	$16.1	$4.9	$21.0

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Total unrealized gains or (losses):
Included in earnings	—	(1.9)	(1.9)
Settlements	—	(2.7)	(2.7)

Level 3 assets as of March 31, 2009	$2.8	$7.2	$10.0

The following table presents our liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$7.4

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2010.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
	($ in millions)

Beginning Balance	$9.2	$11.1
Settlements	(1.8)	(1.7)

Ending Balance	$7.4	$9.4

8.	Reinsurance

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

The largest concentration of reinsurance recoverables as at March 31, 2010, were with Lloyd’s which is rated A (Excellent) by A.M. Best and A+ (Strong) by S&P and with Munich Re which is rated A+ (Superior) by A.M. Best and AA- (Very Strong) by S&P, for their financial strength. Balances with Lloyd’s and Munich Re represented 30.5% and 11.4%, respectively, of reinsurance recoverables.

9.	Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2010:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$4.9	Liabilities under derivatives	$7.4

As at December 31, 2009:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$6.7	Liabilities under derivatives	$9.2

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the three months ended March 31, 2010 and 2009:

		Amount of
		Gain/(Loss)
		Recognized in
		Income
Derivatives Not Designated as		Three Months Ended
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	March 31, 2010	March 31, 2009
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(2.0)	$(2.0)
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$—	$(1.8)

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

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	March 31, 2010	December 31, 2009
	($ in millions)

Provision for losses and LAE at start of year	$3,331.1	$3,070.3
Less reinsurance recoverable	(321.5)	(283.3)

Net loss and LAE at start of year	3,009.6	2,787.0

Net loss and LAE expenses disposed of	(32.7)	(10.0)

Provision for losses and LAE for claims incurred:
Current year	391.7	1,032.5
Prior years	(12.9)	(84.4)

Total incurred	378.8	948.1

Losses and LAE payments for claims incurred:
Current year	(11.1)	(131.6)
Prior years	(128.6)	(677.0)

Total paid	(139.7)	(808.6)

Foreign exchange (gains) losses	(26.9)	93.1

Net losses and LAE reserves at period end	3,189.1	3,009.6
Plus reinsurance recoverable on unpaid losses at period end	262.9	321.5

Loss and LAE reserves at March 31, 2010 and December 31, 2009	$3,452.0	$3,331.1

For the three months ended March 31, 2010, there were reserve releases of $12.9 million compared to $9.8 million for the three months ended March 31, 2009 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The $32.7 million loss reserve portfolio transfer in the three months ended March 31, 2010 relates to the commutation of structured contracts.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at March 31, 2010 and December 31, 2009.

	As at March 31, 2010		As at December 31, 2009
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	77,258,437	117	83,327,594	126

Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7

Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		132		141

Additional paid-in capital ($ in millions)		$1,565.0		$1,763.0

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $363.2 million (2009 — $363.2 million) less issue costs of $9.6 million (2009 — $9.6 million).

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

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the three month period ended March 31, 2010.

Number of
Shares

Shares in issue at December 31, 2009	83,327,594
Share transactions in the three months ended March 31, 2010:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	1,170
Shares issued to employees under the share incentive plan	404,098
Repurchase of shares from shareholders(1)	(6,474,425)

Shares in issue at March 31, 2010	77,258,437

(1)	During the first quarter of 2010, 6,474,425 ordinary shares were acquired and cancelled. Further information related to the accelerated share repurchase program is described below:

Ordinary Share Repurchases.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. During the first quarter of 2010, 6,474,425 ordinary shares were acquired and cancelled. The program is expected to be completed within ten months at which point additional shares may be retired. The repurchase was made under the terms of our share repurchase program authorized by the Board of Directors and announced on February 6, 2008 and will complete the full amount of that repurchase program.

12.	Share Based Payments

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

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. Wellington Investment exercised all of its options on March 28, 2007. During the three months ended March 31, 2010, the Names’ Trustee exercised 1,170 options on a cash and cashless basis (2009 — Nil).

Employee and Non-Executive Director Awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted in the three months ended March 31, 2010 (2009 — Nil) and 374,961 options were exercised during the three months ended March 31, 2010 (2009 — Nil). Compensation costs charged against income in respect of employee options for the three months ended March 31, 2010 were $0.3 million (2009 — $0.6 million).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three months ended March 31, 2010, the Company granted to employees 32,754 restricted share units (2009 — 39,376). In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 9, 2010 (with a grant date of February 11, 2010), the Board of Directors approved a total of 28,640 RSU’s for the non-employee directors (April 29, 2009 — 25,316) and 17,902 RSU’s to the Chairman (April 29, 2009 — 8,439). Compensation costs charged against income in respect of restricted share units for the three months ended March 31, 2010 were $0.8 million (2009 — $0.6 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. Compensation costs charged against income in the three months ended March 31, 2010 in respect of performance shares was $3.2 million (2009 — $1.7 million).

On February 8, 2010, the Compensation Committee approved the grant of 720,098 performance shares with a grant date of February 11, 2010. The performance shares will be subject to a three-year vesting period with a separate annual Return on Equity (“ROE”) test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 7%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the U.K. Sharesave Plan and the international plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. No shares were issued under the plan during the three months ended March 31, 2010 (2009 — Nil). Compensation costs charged against income in the three months ended March 31, 2010 in respect of the ESPP was $0.4 million (2009 — $Nil million).

13.	Intangible Assets

	Three Months to March 31, 2010			Three Months to March 31, 2009
		Insurance			Insurance
	Trade Mark	Licenses	Other	Trade Mark	Licenses	Other

Intangible Assets
Beginning of the period	$1.6	$6.6	$—	$1.6	$6.6	$—
Cost in the period	—	—	3.8	—	—	—
End of the period	$1.6	$6.6	$3.8	$1.6	$6.6	$—
Impairments
Beginning of the period	$—	$—	$—	$—	$—	$—
Cost in the period	—	—	—	—	—	—
End of the period	$—	$—	$—	$—	$—	$—
Amortization
Beginning of the period	$—	$—	$—	$—	$—	$—
Cost in the period	—	—	—	—	—	—
End of the period	$—	$—	$—	$—	$—	$—
Net book value
Beginning of the period	$1.6	$6.6	$—	$1.6	$6.6	$—
Cost in the period	—	—	3.8	—	—	—
End of the period	$1.6	$6.6	$3.8	$1.6	$6.6	$—

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ and its subsidiaries for an aggregate consideration of $4.8 million. The business writes a specialist account of kidnap and ransom insurance which will complement our existing political and financial risk line of business. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.0 million. The $3.8 million intangible asset represents our assessment of the value of renewal rights, distribution channels and employees associated with the business.

14.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2010 and December 31, 2009.

	As at March 31,	As at December 31,
	2010	2009
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,564.6	$1,495.8
Assets held in single beneficiary trusts	56.1	55.7
Secured letters of credit(1)	598.0	528.3

Total	$2,218.7	$2,079.8

Total as % of cash and invested assets	33.4%	30.8%

(1)	As of March 31, 2010, the Company had funds on deposit of $591.0 million and £19.2 million (December 31, 2009 — $667.1 million and £18.8 million) as collateral for the secured letters of credit.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $50.7 million of outstanding collateralized letter of credit under this facility at March 31, 2010.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at March 31, 2010, we had $382.8 million of outstanding collateralized letters of credit under this facility

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at March 31, 2010 amount to $220.2 million (December 31, 2009 — $219.8 million).

(b)	Operating leases

Amounts outstanding under operating leases as of March 31, 2010 were:

						Later
	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	5.1	6.5	6.5	6.4	6.4	19.7	50.6

(c)	Variable interest entities

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2010, a fee of $0.2 million was payable to us. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

The Company has determined that Cartesian Iris 2009A L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Cartesian Iris 2009A L.P. is not consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris 2009A L.P. is simply that of an investee to which the Company provides additional services.

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P. or provide any other funding or guarantees; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

15.	Subsequent Events

On April 20, 2010, an explosion on the Deepwater Horizon rig caused substantial damage and resulted in a significant oil spill in the Gulf of Mexico. The Company is currently assessing its potential claims relating to these events, but information is not sufficient to arrive at reasonable estimates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2009 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Recent Developments

In April 2010, we opened an office in New York writing financial and professional liability insurance.

In May 2010, we opened offices in Cologne, Germany, initially focused on writing property facultative reinsurance in the region and in Miami writing property and casualty reinsurance business.

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

The most significant features of our results for the three months ended March 31, 2010 were:

•	Net income after tax for the three months ended March 31, 2010 of $18.3 million decreased by $73.1 million from $91.4 million for the same period last year, predominantly due to the impact of the losses from the Chilean earthquake;

•	A combined ratio of 110.3% for the three months ended March 31, 2010 versus 84.5% for the three months ended March 31, 2009;

•	First quarter net investment income of $59.4 million was in line with the first quarter last year and was up 1.8% over the fourth quarter of 2009;

•	Diluted earnings per ordinary share after preference share dividends of $0.16 for the three months ended March 31, 2010 decreased by $1.23 over the comparative period in 2009; and

Book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

Shareholders’ equity and ordinary shares in issue as at March 31, 2010 and March 31, 2009 were:

	As at	As at
	March 31, 2010	March 31, 2009
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,140.2	$2,832.4
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders	$2,786.6	$2,478.8

Ordinary shares	77,258,437	82,762,673
Diluted ordinary shares	80,889,181	84,832,466

The following overview of our results for the three months ended March 31, 2010 and 2009 and of our financial condition at March 31, 2010, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 10.4% to $702.8 million in the first quarter of 2010 when compared to 2009 with the increase seen across both our reinsurance and insurance segments. The table below shows our gross written premiums for each segment for the three months ended March 31, 2010 and 2009, and the percentage change in gross written premiums for each segment.

	For the Three Months		For the Three Months
Business Segment	Ended March 31, 2010		Ended March 31, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Reinsurance	$490.1	8.2%	$452.8
Insurance	212.7	15.6	184.0

Total	$702.8	10.4%	$636.8

The increase in gross written premiums in the first quarter of 2010 in our reinsurance segment is attributable mainly to additional catastrophe premium as we have deployed more of our catastrophe capacity earlier in the year on the basis that we expected catastrophe prices to decrease during the remainder of year, in addition to $10.2 million of reinstatement premiums from the Chilean earthquake and $16.1 million of additional premiums from new teams (credit and surety, agriculture and risk solutions). Gross written premiums in the insurance segment have increased by 15.6% to $212.7 million when compared to the first quarter of 2009 with additional contributions from the specie insurance class which commenced underwriting in the second quarter of 2009, as well as increases in U.K. commercial property, financial and professional, and marine, energy and construction liability products.

Reinsurance.  Total reinsurance ceded for the quarter of $122.7 million has decreased by $7.5 million from the first quarter of 2009 mainly in the reinsurance segment where we have reduced our reliance on some industry loss warranties that we had in place in 2009.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended March 31, 2010	Ended March 31, 2009

Reinsurance	88.2%	44.4%
Insurance	69.1%	74.8%

Total Loss Ratio	81.0%	56.1%

The loss ratio for the quarter of 81.0% has increased by 24.9 percentage points compared to the first quarter of 2009 mainly in our reinsurance segment due to $122.4 million of losses resulting from the Chilean earthquake. In the first quarter of 2009, losses associated with catastrophic events were not significant at $3.0 million associated with European windstorm Klaus. Reserve releases in the quarter were $12.9 million compared with $9.8 million in the first quarter of 2009.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments. The current year claims adjustments represent significant loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended March 31, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	88.2%	5.2%	(42.0)%	51.4%
Insurance	69.1%	(1.3)%	(0.1)%	67.7%
Total	81.0%	2.8%	(26.2)%	57.6%

				Accident Year Loss
				Ratio Excluding
			Current	Prior and
		Prior Year	Year	Current
	Total Loss	Claims	Claims	Year Claim
For the Three Months Ended March 31, 2009	Ratio	Adjustment	Adjustment	Adjustments

Reinsurance	44.4%	5.7%	—%	50.1%
Insurance	74.8%	(3.5)%	—%	71.3%
Total	56.1%	2.2%	—%	58.3%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended March 31, 2010 and 2009, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009

Reserve releases ($ in millions)	$12.9	$9.8
% of net premiums earned	2.8%	2.2%

Reserve releases in the current quarter have increased by $3.1 million due mainly to a reduction in reserve strengthening in the insurance segment compared to the first quarter in 2009. Reinsurance reserve releases were $15.1 million due to favorable claims development in both our property and specialty reinsurance lines compared with $15.8 million of reserve releases in the first quarter of 2009. Our insurance segment has seen net reserve strengthening of $2.2 million as a result of adverse loss experience in global excess casualty line which was partially offset by reserve releases across many other lines of business, most notably in aviation. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2010 and 2009:

	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009

Policy acquisition expenses	18.1%	17.6%
Operating and administrative expenses	11.2%	10.8%

Expense ratio	29.3%	28.4%

The policy acquisition expense ratio of 18.1% for the quarter has increased marginally from 17.6% in the first quarter of 2009, due mainly to a commutation adjustment for a contract in our insurance segment.

The increase in the operating and administrative expense ratio to 11.2% from 10.8% in the first quarter of 2009 is due to costs associated with group reorganization in the first quarter of 2010 as we continued to invest in the development of the business.

Net investment income.  Despite an increase in the investment portfolio of $580.1 million, a lower interest rate environment produced a net investment income result of $59.4 million in line with the same period last year (2009 — $59.2 million). Investment income in the first quarter of 2009 benefited from $4.0 million of gains from our investment in funds of hedge funds.

Change in fair value of derivatives.  In the three months ended March 31, 2010, we recorded a reduction of $2.0 million (2009 — $2.0 million reduction) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.2 million (2009 — $0.1 million). Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended March 31, 2010 included $1.5 million of foreign currency exchange gains (2009 — $2.3 million gain) and $12.3 million of realized and unrealized investment gains (2009 — $12.2 million loss). Realized and unrealized losses included $9.0 million (2009 — $2.5 million) of net realized gains from the fixed income maturities available-for-sale portfolio, $1.2 million (2009 — $Nil) of net realized gains from our fixed income maturities trading portfolio, $2.2 million (2009 — $0.5 million) net unrealized gains from our fixed income maturities trading portfolio, a charge of $0.3 million (2009 — $15.2 million) for investments we believe to be other-than-temporarily impaired and $0.2 million (2009 — $Nil) representing our share of earnings from our investment in Cartesian Iris.

Taxes.  The estimated effective rate of tax for the quarter is 9.9% (2009 — 15.0%). The reduction in the tax rate when compared to the first quarter of 2009 was due to the relative performance of our Bermuda, U.S. and U.K. operations and the distribution of losses from the Chilean earthquake around the Group. The effective tax rate for the year is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda where the rate of tax on corporate profits is zero while the U.K. corporate tax rate is 28% and the U.S. corporate tax rate is 35%.

Dividends.  The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended March 31, 2010 were $5.7 million (2009 — $6.9 million). The reduction between the two periods is due to the repurchase and cancellation on March 31, 2009 of 2,672,500 of our 7.401% $25 liquidation preference shares.

Shareholders’ equity and financial leverage.  Total shareholders’ equity reduced by $165.2 million to $3,140.2 million for the three months ended March 31, 2010. The most significant movements were:

•	the repurchase of ordinary shares through a $200.0 million accelerated share repurchase;

•	unrealized appreciation on investments, net of taxes, of $22.0 million; and

•	net retained income after tax for the period of $0.8 million.

As at March 31, 2010, total ordinary shareholders’ equity was $2,786.6 million compared to $2,951.8 million at December 31, 2009. The remainder of our total shareholders’ equity, as at March 31, 2010, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2009 — $353.6 million).

The amount outstanding under our senior notes, less amortization of expenses, of $249.6 million (December 31, 2009 — $249.6 million) was the only material debt that we had outstanding as of March 31, 2010 and December 31, 2009.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2010, this ratio was 7.4% (December 31, 2009 — 7.0%).

Our preference shares are classified on our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.8% as of March 31, 2010 (December 31, 2009 — 17.0%).

Capital Management.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. A total of 6.5 million ordinary shares were received and cancelled within the first quarter of 2010. We may be entitled to receive additional ordinary shares from Goldman Sachs based on the average of the daily market prices of our ordinary shares during the term of the agreement. The program is expected to be completed within ten months. The repurchase completes our share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization covers the period to March 1, 2012.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at March 31, 2010, Aspen Holdings held $79.4 million (December 31, 2009 — $33.5 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At March 31, 2010, our subsidiaries held $619.2 million (December 31, 2009 — $701.5 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2010 and for the foreseeable future.

As of March 31, 2010, we had in issue $598.0 million in letters of credit to cedants, for which the Company had funds on deposit of $620.1 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Reinsurance:  The January 1 renewals for our property reinsurance lines proved competitive due to increased supply and higher retentions. At that time we believed the market would soften further in 2010 and as a result we had deployed more of our catastrophe capacity than we had initially anticipated earlier in the year. Our predictions were correct and were reflected in the April 1 renewals. For the market as a whole, we estimate that rates have deteriorated by 5 to 10% since January 1, although we now anticipate increases on Latin American business given the Chilean earthquake.

Pricing in casualty reinsurance remains flat to slightly down depending on the line of business and geographical location. Overall, the rating environment within international treaty remains competitive with rates broadly flat, although higher increases are being seen on accounts with exposure to professional lines. We recorded an average increase of 5% on our renewal book but we did not renew or reduce our lines on a number of Lloyd’s treaties which did not meet our hurdle rates. We continue to monitor terms and conditions very carefully, which are currently both stable and acceptable, however, we are mindful of inflationary pressures and possible changes in the legal environment, which may result in an unacceptable risk profile.

In respect of our specialty lines reinsurance, competition in trade credit reinsurance has recently increased reflecting the perception of an improved economic environment.

Insurance:  In our insurance segment, premium growth has been strongest in property lines, which reflects some new business in the U.K. where pricing has been marginally better than expected. U.S. property insurance business written on an excess and surplus lines basis remains challenging with rate reductions of on average 2% on renewal business against the backdrop of a market environment where price declines of almost 10% are not uncommon.

In financial and professional lines insurance, we are seeing submission flow in our political risks account almost double as bank lending has resumed and global trade and industrial production have strengthened. We are still seeing rate increases in financial institutions business although this is slowing given the general perception of economic recovery. Our U.K. professional liability team has obtained average rate increases of approximately 9% on business renewed.

Within the marine, energy and transportation line, pricing has improved overall. In marine, energy and construction liability we have seen average increases in the range of 0 to 5%. Although relatively little airline business renews at this time of year, we have achieved rate increases of approximately 5% overall and are anticipating price increases in our aviation book for the remainder of the year. In offshore energy physical damage insurance, the losses associated with the explosion and sinking of the Deepwater Horizon drilling rig are difficult to quantify at this stage. However, the loss is a material one for the energy market and the timing just before the key May and June renewal dates for Gulf of Mexico exposed business is significant.

Elsewhere, within our casualty insurance lines, we are continuing to reposition our U.S. E&S casualty account and conditions are still testing in the U.K. liability account. We expect pricing in both the U.S. and U.K. in casualty insurance lines to remain soft to flat overall with some pockets of business expected to show improving price trends such as residential construction business in the U.S.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies please refer to our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the financial statements contained in this report.

We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2010 and 2009 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — First quarter” below.

Underwriting Results by Operating Segments

We are organized into two business segments: Reinsurance and Insurance. We have considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of our operating segments to determine our reportable segments.

We historically have managed our business in four segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. On January 14, 2010, we announced a new organizational structure where we intend to manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. We have considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment of our Company’s operating segments and quantitative thresholds to determine our reportable segments. As a result of our organizational changes, in 2010 we now manage our underwriting business in two operating segments: Insurance and Reinsurance. The reinsurance segment consists of four principal lines of business: property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and operating and administrative expenses by net premiums earned. Other than corporate expenses, indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums. As a relatively new company, our historical combined ratio may not be indicative of future underwriting performance.

We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2010 and 2009. The contributions of each segment to gross written premiums in the three months ended March 31, 2010 and 2009 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended March 31, 2010	Ended March 31, 2009
	% of total gross written premiums

Reinsurance	69.7%	71.1%
Insurance	30.3%	28.9%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended March 31, 2010	Ended March 31, 2009
	($ in millions)

Reinsurance	$490.1	$452.8
Insurance	212.7	184.0

Total	$702.8	$636.8

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, structured and specialty). Please see Note 5 to the financial statements for further descriptions of the lines of business within this segment.

Gross written premiums.  Gross written premiums in our reinsurance segment increased by 8.2% compared to the three months ended March 31, 2009. The increase in gross written premiums is attributable mainly to additional catastrophe premium as we have deployed more of our catastrophe capacity earlier in the year on the basis that we expected catastrophe prices to decrease during the remainder of the year, in addition to $10.2 million of reinstatement premiums from the Chilean earthquake and $16.0 million of additional premiums from new teams (credit and surety, agriculture and risk solutions).

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2010 and 2009, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended March 31, 2010		Ended March 31, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$146.2	25.3%	$116.7
Other property reinsurance	73.7	(17.0)	88.8
Casualty reinsurance	174.5	(0.7)	175.8
Specialty reinsurance	95.7	33.8	71.5

Total	$490.1	8.2%	$452.8

Losses and loss adjustment expenses.  The net loss ratio for the three months ended March 31, 2010 was 88.2% compared to 44.4% in the equivalent period in 2009. The increase in the loss ratio is attributable to gross losses of $122.2 million ($112.0 million net of reinstatement premiums) relating to the earthquake in Chile compared to an absence of significant catastrophe-related losses in the first quarter of 2009. Net favorable reserve development was $15.1 million (2009 — $15.8 million) due to favorable claims development in both our property and specialty reinsurance lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  The policy and administration expense ratio of 25.7% of net premiums earned for the three months ended March 31, 2010 was in line with the same period in 2009. The increase in operating and administrative expenses of $3.9 million from the first quarter of 2009 is attributable mainly to an increase in general expenses as we continue to invest in the development of the business.

Insurance

Our Insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have increased 15.6% to $212.7 for the quarter from $184.0 million in the equivalent period in 2009. The increase in gross written premium is attributable to both property insurance lines and marine, energy and transport lines where we have seen opportunities to write new business that met our profitability requirements and benefited from better rates. U.S. casualty insurance was one of the few business lines which saw a reduction in premiums as we restructure this account.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended March 31, 2010		Ended March 31, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$36.7	45.1%	$25.3
Casualty insurance	37.2	(11.8)	42.2
Marine, energy and transportation insurance	110.6	17.5	94.1
Financial and professional lines insurance	28.2	25.9	22.4

Total	$212.7	15.6%	$184.0

Losses and loss adjustment expenses.  The loss ratio for the quarter was 69.1% compared to 74.8% for the three months ended March 31, 2009. The three months ended March 31, 2010 were not impacted by any large catastrophic events while the first quarter of 2009 included increases in current year loss reserves for lines of business exposed to the global financial crisis. Prior year reserve strengthening was $2.2 million compared to $6.0 million in the three months ended March 31, 2009.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $32.1 million for the three months ended March 31, 2010 equivalent to 18.2% of net premiums earned (2009 — $27.2 million or 15.8% of net earned premium), with the increase due mainly to a ceding commission for U.S. property insurance. Operating and administrative expenses of $20.4 million in the first quarter of 2010 are in line with the comparative period in 2009.

Total Income Statement — First quarter

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums for the first quarter of 2010 have increased by 10.4% to $702.8 million when compared to the first quarter of 2009 due to moderate increases in both the reinsurance and insurance segments. The reinsurance segment has benefited principally from $10.2 million of reinstatement premiums from the Chilean earthquake, an additional $16.1 million from new teams (credit and surety, agriculture and risk solutions) and additional catastrophe premium in this quarter as we deployed our catastrophe capacity earlier in the year. Gross written premiums in the insurance segment have increased by 15.6% to $212.7 million when compared to the first quarter of 2009 with additional contributions from the specie class of business which commenced underwriting after the first quarter of 2009, U.K. commercial property, financial and professional lines and marine liability where we saw opportunities to write business that met our profitability requirements.

Reinsurance ceded.  Total reinsurance ceded for the quarter of $122.7 million has decreased by $7.5 million from the first quarter of 2009 due mainly to the reinsurance segment where we have reduced our reliance on some industry loss warranties that we had in place in 2009.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first quarter of 2010 increased by 4.8% compared to the first quarter of 2009 reflecting the higher written premium in the current period and the $10.2 million of reinstatement premiums from the Chilean earthquake.

Net premiums earned.  Net premiums earned have increased by $20.3 million or 4.5% in the first quarter of 2010 compared to 2009 which is consistent with the increase in gross earned premiums.

Losses and loss adjustment expenses.  The increase in losses and loss adjustment expenses resulted from the Chilean earthquake. Reserve releases were $3.1 million higher in the current quarter due generally to favorable development across most lines.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments.

The current year claims adjustments represent significant loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended March 31, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	88.2%	5.2%	(42.0)%	51.4%
Insurance	69.1%	(1.3)%	(0.1)%	67.7%
Total	81.0%	2.8%	(26.2)%	57.6%

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended March 31, 2009	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	44.4%	5.7%	—%	50.1%
Insurance	74.8%	(3.5)%	—%	71.3%
Total	56.1%	2.2%	—%	58.3%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended March 31, 2010 and 2009. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended March 31, 2010	Ended March 31, 2009

Policy acquisition expenses	16.3%	15.9%
Operating and administrative expenses	10.2%	9.8%

Gross expense ratio	26.5%	25.7%
Effect of reinsurance	2.8%	2.7%

Total net expense ratio	29.3%	28.4%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended March 31, 2010 and 2009 are shown in the following table:

	For the Three Months Ended			For the Three Months Ended
Ratios Based on Gross	March 31, 2010			March 31, 2009
Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.4%	14.9%	16.3%	17.9%	13.2%	15.9%
Operating and administrative expense ratio	7.4	9.5	10.2	6.4	9.9	9.8

Gross expense ratio	24.8	24.4	26.5	24.3	23.1	25.7
Effect of reinsurance	0.9	5.4	2.8	1.1	4.5	2.7

Total net expense ratio	25.7%	29.8%	29.3%	25.4%	27.6%	28.4%

The policy acquisition ratio, gross of the effect of reinsurance, has increased marginally to 16.3% for the three months ended March 31, 2010 from 15.9% for the comparative period in 2009. The first quarter of 2009 included an adjustment to brokerage in the casualty reinsurance lines which contributed to a lower expense figure in that period. The increase was also due to changes in business mix in the insurance segment which changed the relative contributions from business lines which have different average acquisition costs.

Between the two periods, we have experienced a $4.0 million increase in our operating and administrative expenses. The increase is due mainly to staff and reorganization costs as we continue to invest in the development of our business.

Net investment income.  Despite an increase in cash and invested assets of $580.1 million, a lower interest rate environment produced a net investment income result of $59.4 million in line with the same period last year (2009 — $59.2 million). Investment income in the first quarter of 2009 benefited from $4.0 million of gains from our investment in funds of hedge funds. Book yield on our fixed income portfolio of 4.2% is broadly in line with the fourth quarter of 2009, however, it has decreased from 4.4% in the first quarter of 2009 due mainly to the decrease in interest rates. The portfolio duration remain unchanged from the end of 2009 at 3.3 years. This compares with 2.9 years in the first quarter of 2009. The average credit quality of our fixed income portfolio is “AA+”, with 73% (2009 — 79%) of the portfolio being rated “AA” or higher.

Change in fair value of derivatives.  In the three months ended March 31, 2010, we recorded a reduction of $2.0 million (2009 — $2.0 million) in the estimated fair value of our credit insurance contract including $0.2 million (2009 — $0.1 million) of interest expense. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the first quarter of 2010 include a $0.3 million charge for investments we believe to be other-than-temporarily impaired (2009 — $15.2 million). Other-than-temporary impairment losses of $0.3 million for the quarter and $15.2 million for the first quarter 2009 were credit related and therefore are included in the income statement.

Income before tax.  In the first quarter of 2010, income before tax was $20.3 million and comprised $48.2 million of underwriting loss, $59.4 million in net investment income, $13.8 million of net realized and unrealized investment and foreign exchange gains, $3.8 million of interest expense and $0.9 million of other expenses. In the first quarter of 2009, income before tax was $107.5 million which comprised $69.4 million of underwriting profits, $59.2 million in net investment income, $14.5 million of net foreign exchange and investment losses, $2.7 million of other expenses and $3.9 million of interest expense. Our underwriting loss in the first quarter of 2010 was mainly due to $112.2 million of losses (net of reinstatements) associated with the Chilean earthquake. The change in net foreign exchange and investment gains when compared to the first quarter of 2009 was due predominantly to the reduction in charges relating to other-than-temporary impairments of $0.3 million (2009 — $15.2 million).

Income tax expense.  Income tax expense for the three months ended March 31, 2010 was $2.0 million. Our effective consolidated tax rate for the three months ended March 31, 2010 was 9.9% (2009 — 15.0%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2010. As discussed in the “Overview” above, the effective tax rate for the year may be subject to revision.

Net income after tax.  Net income after tax for the three months ended March 31, 2010 was $18.3 million, equivalent to $0.16 basic earnings per ordinary share adjusted for the $5.7 million preference share dividends and $0.16 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended March 31, 2010. The net income for the three months ended March 31, 2009 was $91.4 million equivalent to basic earnings per ordinary share of $1.42 adjusted for the $6.9 million preference share dividend and fully diluted earnings per share of $1.39.

Reserves for Losses and Loss Adjustment Expenses

As of March 31, 2010, we had total net loss and loss adjustment expense reserves of $3,189.1 million (December 31, 2009 — $3,009.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,452.0 million at the balance sheet date of March 31, 2010, a total of $2,100.8 million or 60.9% represented IBNR claims (December 31, 2009 — $3,331.1 million and 58.4%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at March 31, 2010
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,237.8	$(76.1)	$2,161.7
Insurance	1,214.2	(186.8)	1,027.4

Total losses and loss expense reserves	$3,452.0	$(262.9)	$3,189.1

	As at December 31, 2009
		Reinsurance
Business Segment	Gross	Recoverable(1)	Net
	($ in millions)

Reinsurance	$2,069.4	$(81.0)	$1,988.4
Insurance	1,261.7	(240.5)	1,021.2

Total losses and loss expense reserves	$3,331.1	$(321.5)	$3,009.6

The reduction in reinsurance recoverables in the quarter is due to settlements in our insurance segment related mainly to losses from Hurricane Ike and the explosion at the Buncefield oil storage facility.

For the three months ended March 31, 2010, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $12.9 million. An analysis of this reduction by business segment is as follows for each of the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
Business Segment	March 31, 2010	March 31, 2009
	($ in millions)

Reinsurance	$15.1	$15.8
Insurance	(2.2)	(6.0)

Total losses and loss expense reserves reductions	$12.9	$9.8

The key elements which gave rise to the net favorable development during the three months ended March 31, 2010 were as follows:

Reinsurance.  The reserve releases in the current quarter were spread across all four of our reinsurance lines, with the most significant releases coming from our specialty reinsurance and property reinsurance lines. Specialty reinsurance experienced a $5.6 million release while property facultative experienced a $2.9 million release.

Insurance.  Most areas in the insurance segment were either flat or showed reserve releases. However, the most significant movements included excess casualty which saw pharmaceutical and transport reserves increase by $12.9 million, offset by $8.9 million of reserve releases in aviation.

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

For a more detailed description see “Management’s Discussion and Analysis — Critical Accounting Policies” and “Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment Expenses,” included in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Balance Sheet

Total cash and investments

At March 31, 2010 and December 31, 2009, total cash and investments, including accrued interest receivable, were $6.7 billion and $6.8 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2010		As at December 31, 2009
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$650.9	9.7%	$507.5	7.4%
U.S. Government Agency Securities	347.1	5.2%	389.1	5.7%
Municipal Securities	23.1	0.3%	19.5	0.3%
Corporate Securities	2,237.1	33.3%	2,264.6	33.2%
Foreign Government Securities	563.4	8.4%	522.3	7.7%
Asset-backed Securities	88.2	1.3%	115.1	1.7%
Mortgage-backed Securities	1,386.5	20.7%	1,431.8	21.0%

Total Fixed Income — Available for Sale	5,296.3	78.9%	5,249.9	77.0%
Marketable Securities — Trading
Corporate Securities	343.5	5.1%	329.4	4.8%
U.S. Government Securities	7.2	0.1%	6.5	0.1%
Municipal Securities	2.9	—	1.8	—
U.S. Government Agency Securities	0.4	—	0.4	—
Asset-backed Securities	5.0	0.1%	5.0	0.1%
Foreign Government Securities	6.5	0.1%	5.0	0.1%

Total Fixed Income — Trading	365.5	5.4%	348.1	5.1%
Total Other Investments	27.5	0.4%	27.3	0.4%
Total Short-term Investments — Available for Sale	251.8	3.8%	368.2	5.4%
Total Short-term Investments — Trading	0.1	—	3.5	0.1%
Total Cash and Cash Equivalents	701.4	10.5%	748.4	11.0%
Total Receivable for Securities Sold	13.5	0.2%	11.9	0.2%
Total Accrued Interest Receivable	53.3	0.8%	54.6	0.8%

Total Cash and Investments	$6,709.4	100.0%	$6,811.9	100.0%

Fixed maturities.  At March 31, 2010, the average credit quality of our fixed income portfolio is “AA+,” with 95% of the portfolio being rated “A” or higher. At December 31, 2009, the average credit quality of our fixed income portfolio was “AA+,” with 95% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has remained stable at 3.3 years as at December 31, 2009 and as at March 31, 2010.

Mortgage-Backed Securities.  The following tables summaries the fair value of our mortgage-backed securities (“MBS”) by rating and class at March 31, 2010:

	AAA	AA and Below	Total

Agency	$1,170.6	$—	$1,170.6
Non-agency Commercial	4.8	37.1	41.9
Non-agency Residential	149.7	24.3	174.0

Total Mortgage-backed Securities	$1,325.1	$61.4	$1,386.5

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative-A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At March 31, 2010, we had $9.2 million invested in alt-A securities (December 31, 2009 — $9.3 million).

Sub-prime securities.  We define sub-prime related investments as those supported by, or contain, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Other investments.  Other investments as at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
		Carrying		Carrying
	Cost	Value	Cost	Value
	($ in millions)

Cartesian Iris 2009A L.P.	$25.0	$27.5	$25.0	$27.3

Total other investments	$25.0	$27.5	$25.0	$27.3

Investment funds.  Investment funds have historically represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Our active investments and other obligations with the funds ceased at June 30, 2009. At March 31, 2010, the carrying value of the receivable was $11.6 million and represents our maximum exposure to loss at the balance sheet date. The outstanding balance is expected to be received subsequent to the completion of the audited financial statement for the funds.

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2010, a fee of $0.2 million was payable to us. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

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

To validate the techniques or models used by third-party pricing sources, we review process, in conjunction with the processes completed by the third-party accounting service provider, include, but are not limited to:

•	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparison of the fair value estimates to its knowledge of the current market.

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

At March 31, 2010, we obtained an average of 3.2 quotes per investment, compared to 3.4 quotes at December 31, 2009. Pricing sources used in pricing our fixed income investments at March 31, 2010 and December 31, 2009, respectively, were as follows:

	As at	As at
	March 31, 2010	December 31, 2009

Index providers	82.2%	81.5%
Pricing services	14.3%	13.2%
Broker-dealers	3.5%	5.3%

Total	100.0%	100.0%

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

	As at March 31, 2010			As at December 31, 2009
Rating With	Rating without	Market	Rating With	Rating without
Guarantee	Guarantee	Value	Guarantee	Guarantee	Market Value
	($ in millions)

AAA	AAA	$98.0	AAA	AAA	$141.9
	AA	16.4		AA	16.2
	AA−	3.0		AA−	3.0
	A+	38.5		A+	69.8
	A	33.9		A	34.1
	A−	92.0		A−	107.0
	BBB+	13.9		BBB+	7.7
	BBB−	21.9		BBB−	20.9
AA+	AA+	14.1	AA+	AA+	15.0
	AA	28.1		AA	27.8
	A	18.2		A	17.3
AA	AA	3.2	AA	AA	3.2
AA−	AA−	3.1	AA−	AA−	—
BBB−	BBB−	0.1	BBB−	BBB−	0.1

		$387.4			$464.0

Our exposure to mono-line insurers was limited to 1 municipal holding (2009 — 1 holding) as at March 31, 2010 with a market value of $0.1 million (2009 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.

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

For a discussion of our valuation techniques within the fair value hierarchy please see Note 7 of the financial statements included elsewhere in this report.

Capital Management

On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. An amount of 6.5 million ordinary shares were retired in the quarter. We may be entitled to receive additional ordinary shares from Goldman Sachs based on the average of the daily market prices of our ordinary shares during the term of the agreement. The program is expected to be completed within ten months. The repurchase was made under the terms of our share repurchase program authorized by the Board of Directors and announced on February 6, 2008 and will complete the full amount of that program. The purchase has been funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization covers the period to March 1, 2012.

On March 31, 2009, we repurchased and cancelled 2.7 million of our 7.401% $25 liquidation value preference shares (NYSE : AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain attributable to ordinary shareholders of approximately $31.5 million which was not recognized in the income statement but was included in the calculation of earnings per share.

The following table shows our capital structure at March 31, 2010 compared to December 31, 2009.

	As at	As at
	March 31, 2010	December 31, 2009
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,786.6	$2,951.8
Preference shares (liquidation preference less issue expenses)	353.6	353.6
Long-term debt	249.6	249.6

Total capital	$3,389.8	$3,555.0

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2010, this ratio was 7.4% (December 31, 2009 — 7.0%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.8% as of March 31, 2010 (December 31, 2009 — 17.0%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,140.2 million at March 31, 2010 (December 31, 2009 — $3,305.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at March 31, 2010, Aspen Holdings held $79.4 million (December 31, 2009 — $33.5 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the three months ended March 31, 2010, Aspen U.K. Holdings paid Aspen Holdings interest of $9.1 million (2009 — $9.1 million) from Aspen U.K. Holdings in respect of an intercompany loan.

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Insurance Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Also for a more detailed discussion of our Insurance Subsidiaries’ ability to pay dividends see Note 14 of our annual financial statements in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance subsidiaries.  As of March 31, 2010, the Insurance Subsidiaries held approximately $619.2 million (December 31, 2009 — $701.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2010 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2010 and December 31, 2009:

	As at March 31,	As at December 31,
	2010	2009
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,564.6	$1,495.8
Assets held in single beneficiary trusts	56.1	55.7
Secured letters of credit (1)	598.0	528.3

Total	$2,218.7	$2,079.8

Total as % of cash and invested assets	33.4%	30.8%

(1)	As of March 31, 2010, the Company had funds on deposit of $591.0 million and £19.2 million (December 31, 2009 — $667.1 million and £25.3 million) as collateral for the secured letters of credit.

For more information see Note 14(c) and our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the three months ended March 31, 2010.  Total net cash flow from operations from December 31, 2009 through March 31, 2010 was $22.8 million, a reduction of $180.4 million over the comparative period. The reduction was due mainly to lower premium receipts and from increases in net claims settlements. For the three months ended March 31, 2010, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 5, 2010, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 22, 2010. On April 1, 2010, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on March 15, 2010. On April 1, 2010, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on March 15, 2010.

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

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010 and prior to the facility’s expiration, we intend to enter into a new facility. As of March 31, 2010, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P’s financial strength rating of A-; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at March 31, 2010, we had $382.8 million of outstanding collateralized letters of credit under this facility.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc, which is described on our current report on Form 8-K filed on October 7, 2009. As at March 31, 2010, we had $50.7 million of outstanding collateralized letters of credit under this facility compared to $53.8 million at the end of 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of March 31, 2010:

						Later
	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	$5.1	$6.5	$6.5	$6.4	$6.4	$19.7	$50.6
Long-Term Debt Obligations (1)	—	—	—	—	$249.6	—	$249.6
Reserves for Losses and loss adjustment expenses (2)	$780.3	$765.5	$485.6	$327.1	$234.3	$859.2	$3,452.0

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2009 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 included elsewhere in this report.

Off-Balance Sheet Arrangements

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2010, a fee of $0.2 million was payable to us. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership. For more information please see Notes 6 and 14(c) to the unaudited condensed consolidated financial statements for the three months ended March 31, 2010 included elsewhere in this report.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, resulting from past events such as the Chilean Earthquake, Hurricanes Ike and Gustav and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and related legislation and acts of war;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our operating subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

As at March 31, 2010, our fixed income portfolio had an approximate duration of 3.3 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$6,124.7	$6,039.8	$5,941.2	$5,842.5	$5,743.8
Gain/(loss) $ in millions	183.5	98.6	—	(98.7)	(197.4)
Percentage of portfolio	3.27%	1.64%	—%	(1.64)%	(3.27)%

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

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of March 31, 2010, approximately 83% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 10% were in other currencies. For the three months ended March 31, 2010, approximately 24% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2010. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2010, would have impacted reported net comprehensive income by approximately $25.2 million for the three months ended March 31, 2010. We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding foreign currency contracts at March 31, 2010 or at March 31, 2009.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2010 and December 31, 2009, the average rating of fixed income securities in our investment portfolio was “AA+”.

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

See Note 9 to the unaudited financial statements for the three months ended March 31, 2010 above.

The table below shows our reinsurance recoverables as of March 31, 2010 and December 31, 2009, and our reinsurers’ ratings.

	As at	As at
A.M. Best	March 31, 2010	December 31, 2009
	($ in millions)	($ in millions)

A++	$9.9	$13.2
A+	66.6	57.0
A	159.2	226.2
A−	20.8	21.3
Fully collateralized	—	0.5
Not rated	6.4	3.3

Total	$262.9	$321.5

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As reported in our annual report on Form 10-K for the year ended December 31, 2009, on February 1, 2010, Liberty Mutual Group, Inc. and several of its affiliated companies (collectively “Liberty”) had filed a complaint in the Supreme Court of the State of New York, County of New York, against us and several employees of Aspen Specialty Insurance Company (who had previously been employed by Liberty), which alleged among other things that the employees, who all work in the area of specialty professional underwriting, unlawfully conspired to breach duties of loyalty owed to Liberty and to misappropriate Liberty’s trade secrets and goodwill in anticipation of their coming to work for Aspen. On March 27, 2010, the matter was amicably settled between us and Liberty to our mutual satisfaction.

Item 1A.	Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. However, also please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 12 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cashless basis at the exercise price as described in Note 10 to our unaudited condensed consolidated financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Number of
Date Issued	Shares Issued

March 15, 2010	1,170

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

10.1	Form of 2010 Performance Share Award Agreement.
10.2	Appointment letter between Glyn Jones and Aspen Insurance Holdings Limited, dated May 6, 2010.
10.3	Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme.
10.4	Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010).
10.5	Supplemental Confirmation, dated as of January 5, 2010, between the Company and Goldman, Sachs & Co. relating to a collared accelerated stock buyback (incorporated herein by reference to exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010).
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: May 7, 2010

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: May 7, 2010

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer