Form 10-Q
period 2010-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2010-08-06
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2010
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

As of August 5, 2010, there were 76,692,577 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
($ in millions, except share and per share amounts)

	As at	As at
	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,088.9 and $5,064.3)	$5,382.2	$5,249.9
Fixed income maturities, trading at fair value (amortized cost — $352.2 and $332.5)	371.4	348.1
Other investments, equity method	27.8	27.3
Short-term investments, available for sale at fair value (amortized cost — $301.8 and $368.2)	301.8	368.2
Short-term investments, trading at fair value (amortized cost — $2.5 and $3.5)	2.5	3.5

Total investments	6,085.7	5,997.0
Cash and cash equivalents	726.1	748.4
Reinsurance recoverables
Unpaid losses	247.6	321.5
Ceded unearned premiums	106.2	103.8
Receivables
Underwriting premiums	981.0	708.3
Other	73.4	64.1
Funds withheld	83.5	85.1
Deferred policy acquisition costs	201.2	165.5
Derivatives at fair value	4.3	6.7
Receivable for securities sold	16.9	11.9
Office properties and equipment	28.4	27.5
Other assets	16.0	9.2
Intangible assets	11.5	8.2

Total assets	$8,581.8	$8,257.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
($ in millions, except share and per share amounts)

	As at	As at
	June 30, 2010	December 31, 2009
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,485.7	$3,331.1
Unearned premiums	1,061.2	907.6

Total insurance reserves	4,546.9	4,238.7
Payables
Reinsurance premiums	159.3	110.8
Deferred taxation	70.3	83.9
Current taxation	3.9	10.3
Accrued expenses and other payables	242.3	249.3
Liabilities under derivative contracts	5.6	9.2

Total payables	481.4	463.5
Long-term debt	249.6	249.6

Total liabilities	$5,277.9	$4,951.8

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 76,700,990 shares of par value 0.15144558¢ each (2009 — 83,327,594)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2009 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2009 — 5,327,500)	—	—
Additional paid-in capital	1,566.2	1,763.0
Retained earnings	1,377.3	1,285.0
Accumulated other comprehensive income, net of taxes	360.3	257.3

Total shareholders’ equity	3,303.9	3,305.4

Total liabilities and shareholders’ equity	$8,581.8	$8,257.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Net earned premiums	$479.9	$428.6	$947.5	$875.9
Net investment income	57.5	72.2	116.9	131.4
Realized and unrealized investment gains (losses)	5.7	4.8	18.0	(7.4)
Change in fair value of derivatives	(2.1)	(1.9)	(4.1)	(3.9)

Total Revenues	541.0	503.7	1,078.3	996.0

Expenses
Losses and loss adjustment expenses	276.7	234.7	655.5	485.5
Policy acquisition expenses	77.8	80.8	162.3	159.4
Operating and administrative expenses	62.6	59.9	115.1	108.4
Interest on long-term debt	4.0	4.0	7.8	7.9
Net foreign exchange (gains) losses	2.6	(3.1)	1.1	(0.8)
Other (income) expenses	(3.7)	(2.6)	(4.8)	(1.9)

Total Expenses	420.0	373.7	937.0	758.5

Income from operations before income tax	121.0	130.0	141.3	237.5
Income tax (expense)	(12.1)	(19.6)	(14.1)	(35.7)

Net Income	$108.9	$110.4	$127.2	$201.8

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	77,289,082	82,940,270	77,341,732	82,241,370
Diluted	80,727,255	85,646,132	80,706,276	84,612,770
Basic earnings per ordinary share adjusted for preference share dividend	$1.34	$1.26	$1.50	$2.68

Diluted earnings per ordinary share adjusted for preference share dividend	$1.28	$1.22	$1.43	$2.61

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended
	June 30
	2010	2009

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Additional paid-in capital
Beginning of period	1,763.0	1,754.8
New shares issued	—	25.1
Ordinary shares repurchased and cancelled	(200.0)	—
Preference shares repurchased and cancelled	—	(34.1)
Share-based compensation	3.2	8.3

End of period	1,566.2	1,754.1

Retained earnings
Beginning of period	1,285.0	884.7
Net income for the period	127.2	201.8
Dividends on ordinary and preference shares	(34.9)	(37.3)

End of period	1,377.3	1,049.2

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	103.4	87.6
Change for the period	3.1	(9.1)

End of period	106.5	78.5

Loss on derivatives
Beginning of period	(1.2)	(1.4)
Reclassification to interest payable	—	0.1

End of period	(1.2)	(1.3)

Unrealized appreciation/(depreciation) on investments
Beginning of period	155.1	53.3
Change for the period	99.9	38.6

End of period	255.0	91.9

Total accumulated other comprehensive income	360.3	169.1

Total shareholders’ equity	$3,303.9	$2,972.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$108.9	$110.4	$127.2	$201.8

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized losses (gains) on investments included in net income	0.2	6.3	(8.4)	10.4
Change in net unrealized gains and losses on investments	77.7	31.1	108.3	28.2
Amortization of loss on derivative contract	—	0.1	—	0.1
Change in foreign currency translation adjustment	(6.9)	6.1	3.1	(9.1)

Other comprehensive income	71.0	43.6	103.0	29.6

Comprehensive income	$179.9	$154.0	$230.2	$231.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30
	2010	2009

Cash flows provided by operating activities:
Net income	$127.2	$201.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9.2	4.0
Share-based compensation expense	3.2	8.3
Net realized and unrealized (gains) losses	(17.6)	7.4
Other investment (gains)	(0.4)	(20.2)
Loss on derivative contracts	—	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	222.9	118.3
Unearned premiums	168.9	228.9
Reinsurance recoverables:
Unpaid losses	72.6	(43.4)
Ceded unearned premiums	(6.3)	(89.4)
Accrued investment income and other receivables	(9.3)	(4.6)
Deferred policy acquisition costs	(37.6)	(36.3)
Reinsurance premiums payables	45.2	64.7
Premiums receivable	(284.4)	(190.9)
Funds withheld	1.6	(2.5)
Deferred taxes	(8.0)	10.8
Income tax payable	(8.9)	15.0
Accrued expenses and other payables	(19.6)	27.2
Fair value of derivatives and settlement of liabilities under derivatives	(1.2)	3.0
Other assets	(9.6)	0.1

Net cash provided by operating activities	$247.9	$302.3

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30
	2010	2009

Cash flows used in investing activities:
Purchases of fixed maturities	$(785.9)	$(1,373.1)
Proceeds from other investments sold	—	135.0
Proceeds from sales and maturities of fixed maturities	832.9	972.8
Net sales/(purchases) of short-term investments	(4.0)	(91.9)
Net change in payables for securities purchased	7.6	—
Payments for acquisitions net of cash acquired	(3.4)	—
Purchase of equipment	(6.5)	(2.5)

Net cash provided by/used in investing activities	40.7	(359.7)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	—	25.1
Ordinary shares repurchased	(200.0)	—
Costs from the redemption of preference shares	—	(34.1)
Dividends paid on ordinary shares	(23.5)	(24.6)
Dividends paid on preference shares	(11.4)	(12.7)

Net cash used in financing activities	(234.9)	(46.3)

Effect of exchange rate movements	(76.0)	12.9

Increase/(decrease) in cash and cash equivalents	(22.3)	(90.8)
Cash and cash equivalents at beginning of period	748.4	809.1

Cash and cash equivalents at end of period	$726.1	$718.3

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	45.9	12.8
Cash paid during the period for interest	7.5	7.5

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

New Accounting Pronouncements Adopted in 2010

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the accounting for variable interest entities. The revised guidance which was issued as Statement No. 167, “Amendments to FASB Interpretation No. 46R” and subsequently codified as ASC 810 Consolidation, replaces the quantitative approach previously required for determining the primary beneficiary of a variable interest entity with an approach focused on the power to direct activities that significantly impact an entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. It also requires ongoing assessment of whether an enterprise is a variable interest entity (“VIE”). The statement is effective for each annual reporting period that begins after November 15, 2009. In December 2009, the FASB issued Accounting Standards Update ASU 2009-17, which codifies SFAS No. 167. The new guidance did not have a material impact on our consolidated financial statements.

In December 2009, the FASB issued new guidance on the accounting for the transfer of financial assets. The new guidance, which is now part of ASC 860 Transfers and Servicing, eliminates the concept of a qualifying special purpose entity and therefore any qualifying special purpose entities in existence before the effective date will need to be evaluated for consolidation. The criteria for reporting a transfer of financial assets has also changed. The guidance is effective on a prospective basis on January 1, 2010 and interim and annual periods thereafter. The new guidance did not have a material impact on our unaudited consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The new guidance did not have a material impact on our unaudited consolidated financial statements.

3.	Acquisitions

On February 4, 2010, we entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. We will pay an amount in cash equal to $10.0 million plus the amount of the target company’s closing surplus. The company is currently licensed to write business in 50 states and the District of Columbia. This transaction remains subject to certain closing conditions.

4.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$108.9	$110.4	$127.2	$201.8
Preference dividends	(5.7)	(5.8)	(11.4)	(12.7)
Preference stock repurchase gain	—	—	—	31.5

Net income available to ordinary shareholders	103.2	104.6	115.8	220.6

Diluted
Net income available to ordinary shareholders	103.2	104.6	115.8	220.6

Ordinary shares
Basic
Weighted average ordinary shares	77,289,082	82,940,270	77,341,732	82,241,370

Diluted
Weighted average ordinary shares	77,289,082	82,940,270	77,341,732	82,241,370

Weighted average effect of dilutive securities	3,438,173	2,705,862	3,364,544	2,371,400

Total	80,727,255	85,646,132	80,706,276	84,612,770

Earnings per ordinary share
Basic	$1.34	$1.26	$1.50	$2.68

Diluted	$1.28	$1.22	$1.43	$2.61

Ordinary Share Repurchases.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs & Co. (“Goldman Sachs”) to repurchase $200 million of our ordinary shares. The transaction was completed on May 21, 2010, when a total of 7,226,084 ordinary shares were received and cancelled during the first six months of 2010. The repurchase completes the share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. The authorization covers the period to March 1, 2012.

Purchase of preference shares.  On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE: AHL-PA) at a price of $12.50 per share. The purchase resulted in a first quarter gain of approximately $31.5 million, net of a non-cash charge of $1.2 million reflecting the write off of the pro rata portion of the original issuance costs of the 7.401% preference shares.

Dividends.  On July 28, 2010, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	August 27, 2010	August 12, 2010
5.625% preference shares	$0.703125	October 1, 2010	September 15, 2010
7.401% preference shares	$0.462563	October 1, 2010	September 15, 2010

5.	Segment Reporting

On January 14, 2010, we announced a new organizational structure in accordance with the way in which we manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. In arriving at these reporting segments, we considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment. As discussed above, as a result of our organizational changes, in 2010 we now manage our underwriting business in two operating segments: Insurance and Reinsurance.

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

Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the sum of net earned premiums, losses and loss expenses, policy acquisition expenses and operating and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

Information related to prior periods has been restated to conform to the current period presentation, where applicable.

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

Other Property Reinsurance:  Other property reinsurance is written on an excess of loss, pro rata and facultative basis and consists of treaty risk excess, treaty pro rata, property facultative (U.S. and international) and our risk solutions business. Treaty risk excess of loss property treaty reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis, rather than to two or more risks in an insured event, as provided by catastrophe reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings due to fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

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

Casualty Reinsurance:  Casualty reinsurance is written on a risk excess, pro rata and facultative basis and consists of U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. Our U.S. treaty business comprises of exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability.

Specialty Reinsurance:  Specialty reinsurance is written on a risk excess and treaty basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and specialty lines (marine, aviation, satellite). Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance. Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. We also write structured reinsurance contracts tailored to individual client circumstances. We entered the agricultural reinsurance market in February 2010 with a new team working in our Zurich office. This business consists of European agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business.

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

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, and aviation, written on a primary, quota share and facultative basis. The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides cover for the liabilities of companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. home builders sectors. In the energy physical damage line, we provide insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector. The marine hull team writes insurance covering the risks of physical damage for ships (including war and associated perils) and related marine assets. The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car. The aviation team focuses on providing physical damage insurance to hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide aviation hull deductible cover.

Financial and Professional Lines Insurance:  Our financial and professional lines comprises financial institutions, professional liability (including management & technology liability) and financial and political risks, written on a primary, quota share and facultative basis. Our financial institutions business consists of professional liability, crime insurance and directors’ and officers’ cover. From a geographical perspective, the largest sector of the account comprises risks headquartered in the U.K., the next largest contributors are from Australia and the U.S. and, of the remainder, the largest amounts of business are from institutions in Canada, Western Europe and Scandinavia. We write both primary and excess of loss coverage for all types of financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models. Our professional liability team writes an international portfolio of professional liability risks. The majority of our business emanates from the U.K. with some Australian and European business. We insure a wide range of professions including lawyers, surveyors, accountants, engineers, contractors and financial advisors. Risks are written on both a primary and excess of loss basis. We also write directors’ and officers’ insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions. Coverage is written on both a primary and excess basis. The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover) and kidnap and ransom (“K&R”). We write financial and political risks worldwide but with concentrations in a number of key countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

Non-underwriting Disclosures:  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$283.3	$262.1	$545.4
Net written premiums	279.1	259.7	538.8
Gross earned premiums	302.7	220.8	523.5
Net earned premiums	291.2	188.7	479.9
Underwriting Expenses
Losses and loss expenses	146.4	130.3	276.7
Policy acquisition expenses	47.3	30.5	77.8
Operating and administrative expenses	30.1	21.9	52.0

Underwriting profit	67.4	6.0	73.4

Corporate expenses			(10.6)
Net investment income			57.5
Realized investment gains			5.7
Change in fair value of derivatives			(2.1)
Interest on long term debt			(4.0)
Net foreign exchange gains/(losses)			(2.6)
Other income			3.7

Net income before tax			$121.0

Net reserves for loss and loss adjustment expenses	$2,189.8	$1,048.3	$3,238.1

Ratios
Loss ratio	50.3%	69.1%	57.7%
Policy acquisition expense ratio	16.2%	16.2%	16.2%
Operating and administrative expense ratio	10.3%	11.6%	13.0%
Expense ratio	26.5%	27.8%	29.2%

Combined ratio	76.8%	96.9%	86.9%

	Three Months Ended June 30, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$257.4	$276.9	$534.3
Net written premiums	255.8	228.9	484.7
Gross earned premiums	268.8	222.5	491.3
Net earned premiums	255.5	173.1	428.6
Underwriting Expenses
Losses and loss expenses	102.8	131.9	234.7
Policy acquisition expenses	51.8	29.0	80.8
Operating and administrative expenses	23.1	27.1	50.2

Underwriting profit/(loss)	77.8	(14.9)	62.9

Corporate expenses			(9.7)
Net investment income			72.2
Realized investment gains			4.8
Change in fair value of derivatives			(1.9)
Interest on long term debt			(4.0)
Net foreign exchange gains			3.1
Other income			2.6

Net income before tax			$130.0

Net reserves for loss and loss adjustment expenses	$1,917.4	$1,021.4	$2,938.8

Ratios
Loss ratio	40.2%	76.2%	54.8%
Policy acquisition expense ratio	20.3%	16.8%	18.9%
Operating and administrative expense ratio	9.0%	15.7%	14.0%
Expense ratio	29.3%	32.5%	32.9%

Combined ratio	69.5%	108.7%	87.7%

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$773.4	$474.8	$1,248.2
Net written premiums	740.4	378.5	1,118.9
Gross earned premiums	604.6	436.0	1,040.6
Net earned premiums	582.2	365.3	947.5
Underwriting Expenses
Losses and loss expenses	403.2	252.3	655.5
Policy acquisition expenses	99.7	62.6	162.3
Operating and administrative expenses	52.4	42.3	94.7

Underwriting profit	26.9	8.1	35.0

Corporate expenses			(20.4)
Net investment income			116.9
Realized investment gains			18.0
Change in fair value of derivatives			(4.1)
Interest on long term debt			(7.8)
Net foreign exchange (losses)/gains			(1.1)
Other income			4.8

Net income before tax			$141.3

Net reserves for loss and loss adjustment expenses	$2,189.8	$1,048.3	$3,238.1

Ratios
Loss ratio	69.3%	69.1%	69.2%
Policy acquisition expense ratio	17.1%	17.1%	17.1%
Operating and administrative expense ratio	9.0%	11.6%	12.1%
Expense ratio	26.1%	28.7%	29.2%

Combined ratio	95.4%	97.8%	98.4%

	Six Months Ended June 30, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$710.2	$460.9	$1,171.1
Net written premiums	669.1	322.2	991.3
Gross earned premiums	556.5	428.0	984.5
Net earned premiums	530.7	345.2	875.9
Underwriting Expenses
Losses and loss expenses	224.9	260.6	485.5
Policy acquisition expenses	103.2	56.2	159.4
Operating and administrative expenses	41.5	47.4	88.9

Underwriting profit/(loss)	161.1	(19.0)	142.1

Corporate expenses			(19.5)
Net investment income			131.4
Realized investment (losses)/gains			(7.4)
Change in fair value of derivatives			(3.9)
Interest on long term debt			(7.9)
Net foreign exchange gains			0.8
Other income			1.9

Net income before tax			$237.5

Net reserves for loss and loss adjustment expenses	$1,917.4	$1,021.4	$2,938.8

Ratios
Loss ratio	42.4%	75.5%	55.4%
Policy acquisition expense ratio	19.4%	16.3%	18.2%
Operating and administrative expense ratio	7.8%	13.7%	12.4%
Expense ratio	27.2%	30.0%	30.6%

Combined ratio	69.6%	105.5%	86.0%

6.	Investments

Fixed Maturities — Available-For-Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at June 30, 2010
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$676.8	$37.6	$—	$714.4
U.S. Agency Securities	318.9	27.4	(0.1)	346.2
Municipal Securities	32.3	0.8	(0.2)	32.9
Corporate Securities	2,195.1	129.4	(3.3)	2,321.2
Foreign Government Securities	520.7	21.9	(0.1)	542.5
Asset-backed Securities	72.3	5.5	(0.1)	77.7
Non-agency Residential Mortgage-backed Securities	31.3	9.4	—	40.7
Non-agency Commercial Mortgage-backed Securities	150.1	7.5	(0.3)	157.3
Agency Mortgage-backed Securities	1,091.4	57.9	—	1,149.3

Total fixed income	$5,088.9	$297.4	$(4.1)	5,382.2

Short term Investments	301.8	—	—	301.8

Total	$5,390.7	$297.4	$(4.1)	$5,684.0

	As at December 31, 2009
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$492.1	$17.4	$(2.0)	$507.5
U.S. Agency Securities	368.6	20.7	(0.2)	389.1
Municipal Securities	20.0	—	(0.5)	19.5
Corporate Securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed Securities	110.0	5.1	—	115.1
Non-agency Residential Mortgage-backed Securities	34.2	8.6	(0.6)	42.2
Non-agency Commercial Mortgage-backed Securities	178.5	2.5	(1.0)	180.0
Agency Mortgage-backed Securities	1,172.9	40.2	(3.5)	1,209.6

Total fixed income	5,064.3	198.7	(13.1)	5,249.9

Short term Investments	368.2	—	—	368.2

Total	$5,432.5	$198.7	$(13.1)	$5,618.1

The following table provides the contractual maturity distribution of our available for sale fixed income investments as of June 30, 2010. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2010
	Cost or
	Amortized	Fair
	Cost	Value
	($ in millions)

Due one year or less	$328.7	$334.3
Due after one year through five years	2,149.9	2,253.2
Due after five years through ten years	1,175.3	1,270.9
Due after ten years	89.9	98.8

Subtotal	3,743.8	3,957.2
Non-agency Residential Mortgage-backed Securities	31.3	40.7
Non-agency Commercial Mortgage-backed Securities	150.1	157.3
Agency Mortgage-backed Securities	1,091.4	1,149.3
Other asset-backed securities	72.3	77.7

Total	$5,088.9	$5,382.2

Fixed Maturities — Trading.  The following tables presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at June 30, 2010
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$24.8	$1.1	$—	$25.9
U.S. Agency Securities	0.5	—	—	0.5
Municipal Securities	2.8	0.1	—	2.9
Corporate Securities	312.9	19.2	(1.5)	330.6
Foreign Government Securities	6.2	0.3	—	6.5
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	$352.2	$20.7	$(1.5)	$371.4

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in millions)

U.S. Government Securities	$7.3	$—	$(0.8)	$6.5
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.8	—	—	1.8
Corporate Securities	313.2	16.6	(0.4)	329.4
Foreign Government Securities	4.8	0.2	—	5.0
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	$332.5	$16.8	$(1.2)	$348.1

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Gross unrealized loss.  The following tables summarize as at June 30, 2010 and December 31, 2009, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at June 30, 2010
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$15.8	$—	$—	$—	$15.8	$—
U.S. Agency Securities	3.9	(0.1)	—	—	3.9	(0.1)
Foreign Government Securities	25.7	(0.1)	—	—	25.7	(0.1)
Municipal Securities	10.8	(0.2)	—	—	10.8	(0.2)
Corporate Securities	100.8	(3.3)	5.4	(0.1)	106.2	(3.4)
Asset-backed Securities	0.3	(0.1)	—	—	0.3	(0.1)
Non-agency Residential Mortgage- backed Securities	0.2	—	0.6	—	0.8	—
Non-agency Commercial Mortgage-backed Securities	8.5	—	3.3	(0.2)	11.8	(0.2)
Agency Mortgage-backed Securities	15.2	—	1.0	—	16.2	—

Total	$181.2	$(3.8)	$10.3	$(0.3)	$191.5	$(4.1)

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage- backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

As at June 30, 2010, the Company held 100 fixed maturities (December 31, 2009 — 277 fixed maturities) in an unrealized loss position with a fair value of $191.5 million (December 31, 2009 — $973.0 million) and gross unrealized losses of $4.1 million (December 31, 2009 — $13.1 million). The Company believes that the gross unrealized losses are attributable to a combination of widening credit spreads and interest rate movements and has concluded that the period during which those investments will remain in an unrealized loss position is temporary.

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the three and six months ended June 30, 2010 of $Nil (2009 — $2.9 million) and $0.3 million (2009 — $18.1 million), respectively. We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

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

Foreign Government.  Foreign government securities are composed of bonds issued and guaranteed by foreign governments such as the U.K., Canada, and France.

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

Other Investments.  On May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2010, fees of $Nil (2009 — $Nil) and $0.2 million (2009 — $Nil), respectively, were payable to us.

The Company accounts for its investment in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and six months ended June 30, 2010, our share of gains and losses increased the value of our investment by $0.3 million (2009 — reduction of $0.3 million) and $0.5 million (2009 — reduction of $0.3 million), respectively. The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information see Note 14(c).

The Company’s involvement with Cartesian Iris 2009A L.P. is limited to its investment in the partnership and it is not committed to making further investments in Cartesian Iris 2009A L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

On June 1, 2010, the majority of the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The remainder of the investment in Cartesian Iris 2009 A L.P. will mature in August, 2010 and will be reinvested in Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

Investment Purchases and Sales.  The following table sets out an analysis of investment purchases/(sales) and maturities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	($ in millions)		($ in millions)

Purchase of fixed maturity investments	$181.1	$722.3	$785.9	$1,373.1
(Proceeds) from sales and maturities of fixed maturity investments	(288.4)	(482.2)	(832.9)	(972.8)
Net purchases/(proceeds) from other investments sold	—	37.1	—	(135.0)
Net (sales)/purchases of short-term investments	133.0	27.4	4.0	91.9

Net (sales)/purchases	$25.7	$304.6	$(43.0)	$357.2

Investment Income.  The following is a summary of investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	($ in millions)		($ in millions)

Fixed maturity investments — Available-for-sale	$53.8	$49.9	$109.6	$102.1
Fixed maturity investments — Trading portfolio	4.4	1.0	8.8	1.3
Short-term investments — Available-for-sale	0.5	5.6	0.7	6.4
Fixed term deposits (included in cash and cash equivalents)	0.5	1.1	1.3	4.7
Other investments	—	16.2	—	20.2

Total	$59.2	$73.8	$120.4	$134.7
Investments expenses	(1.7)	(1.6)	(3.5)	(3.3)

Net investment income	$57.5	$72.2	$116.9	$131.4

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	($ in millions)		($ in millions)

Pre-tax realized and unrealized investment gains and losses included in income statement:
Available-for-sale short-term investments and fixed maturities:
Gross realized gains	$3.3	$11.9	$12.6	$16.9
Gross realized (losses)	(0.3)	(7.6)	(0.6)	(10.1)
Trading portfolio short-term investments and fixed maturities:
Gross realized gains	1.4	—	3.4	—
Gross realized (losses)	(0.3)	—	(1.1)	—
Net change in gross unrealized gains	1.3	3.4	3.5	3.9
Impairments:
Total other-than-temporary impairments	—	(2.9)	(0.3)	(18.1)
Equity accounted investments:
Gross realized gains in Cartesian Iris	0.3	—	0.5	—

Total pre-tax realized and unrealized investment gains and losses included in income statement:	$5.7	$4.8	$18.0	$(7.4)

Change in available-for-sale unrealized gains/losses:
Fixed maturities	82.4	41.7	107.7	45.0
Short-term investments	—	6.9	—	6.9

Total change in pre-tax available-for-sale unrealized gains/(losses)	82.4	48.6	107.7	51.9
Change in taxes	(4.5)	(11.2)	(7.8)	(13.3)

Total change in unrealized gains/(losses), net of taxes	$77.9	$37.4	$99.9	$38.6

7.	Fair Value Measurements

Fair Value Methodology.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

We consider prices for actively traded Treasury (U.S. Government and Foreign Government) securities to be derived based on quoted prices in active markets for identical assets, which are Level 1 inputs in the fair value hierarchy. We consider prices for other securities priced via vendors, indices, or broker-dealers to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy.

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

The following table presents our investments within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at June 30, 2010.

	June 30, 2010
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available-for-sale, at fair value	$1,149.3	$4,218.2	$14.7
Short-term investments available-for-sale, at fair value	231.6	70.2	—
Fixed income maturities, trading at fair value	30.4	341.0	—
Short-term investments, trading at fair value	0.5	2.0	—
Derivatives at fair value	—	1.2	3.1

Total	$1,411.8	$4,632.6	$17.8

In the current quarter, we have transferred $109.6 million of foreign government agency securities from Level 1 to Level 2 to bring our classification in line with the presentation for other government agency securities.

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available-for-sale, at fair value	$1,029.8	$4,205.2	$14.9
Short-term investments available-for-sale, at fair value	293.1	75.1	—
Fixed income maturities, trading at fair value	11.6	336.5	—
Short-term investments, trading at fair value	—	3.5	—
Derivatives at fair value	—	—	6.7

Total	$1,334.5	$4,620.3	$21.6

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value and also securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value consist of the credit insurance contract and foreign exchange contracts as described in Note 9.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of April 1, 2010	$16.1	$4.9	$21.0
Total unrealized gains or (losses):
Included in comprehensive income	(1.4)	—	(1.4)
Included in earnings	—	(1.8)	(1.8)

Level 3 assets as of June 30, 2010	$14.7	$3.1	$17.8

	Six Months Ended June 30, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in comprehensive income	(0.2)	—	(0.2)
Included in earnings	—	(3.6)	(3.6)

Level 3 assets as of June 30, 2010	$14.7	$3.1	$17.8

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

The following table presents our liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$5.6

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	($ in millions)

Beginning Balance	$7.4	$9.2
Settlements	(1.8)	(3.6)

Ending Balance	$5.6	$5.6

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	($ in millions)

Beginning Balance	$9.4	$11.1
Settlements	(1.7)	(3.4)

Ending Balance	$7.7	$7.7

8.	Reinsurance

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

The largest concentrations of reinsurance recoverables as at June 30, 2010, were with Lloyd’s on Lloyd’s syndicates which are all rated A (Excellent) by A.M. Best and A+ (Strong) by S&P and with Munich Re which is rated A+ (Superior) by A.M. Best and AA- (Very Strong) by S&P, for their financial strength. Balances with Lloyd’s and Munich Re represented 29.0% and 10.9%, respectively, of reinsurance recoverables.

9.	Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2010:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.0	Derivatives at fair value	$3.1	Liabilities under derivatives	$5.6
Foreign exchange contract	—	Derivatives at fair value	$1.2

As at December 31, 2009:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$6.7	Liabilities under derivatives	$9.2

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the three and six months ended June 30, 2010 and 2009:

		Amount of Gain/(Loss) Recognized in Income
Derivatives Not Designated as		Six Months Ended
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	June 30, 2010	June 30, 2009
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(4.0)	$(3.9)
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$1.2	$1.8
Interest Rate Swap	Change in Fair Value of Derivatives	$(0.1)	$—

		Amount of Gain/(Loss) Recognized in Income
Derivatives Not Designated as		Three Months Ended
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	June 30, 2010	June 30, 2009
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(2.0)	$(1.9)
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$1.2	$—
Interest Rate Swap	Change in Fair Value of Derivatives	$(0.1)	$—

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

Foreign exchange contract.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations. As at June 30, 2010, the Company had forward contracts that were due to settle on July 7, 2010 and had a net unrealized foreign exchange gain of $1.2 million.

Interest rate swap.  The Company selectively hedges its exposure in its investment portfolio to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities. As at June 30, 2010, the Company held a standard fixed for floating interest rate swap with a notional amount of $5.0 million that is due to settle on June 4, 2013 and has a charge for the quarter of $0.1 million (2009—$Nil).

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	June 30, 2010	December 31, 2009
	($ in millions)

Provision for losses and LAE at start of year	$3,331.1	$3,070.3
Less reinsurance recoverable	(321.5)	(283.3)

Net loss and LAE at start of year	3,009.6	2,787.0

Net loss and LAE expenses disposed of	(42.4)	(10.0)

Provision for losses and LAE for claims incurred:
Current year	670.5	1,032.5
Prior years	(15.0)	(84.4)

Total incurred	655.5	948.1

Losses and LAE payments for claims incurred:
Current year	(24.0)	(131.6)
Prior years	(286.0)	(677.0)

Total paid	(310.0)	(808.6)

Foreign exchange (gains) losses	(74.6)	93.1

Net losses and LAE reserves at period end	3,238.1	3,009.6
Plus reinsurance recoverable on unpaid losses at period end	247.6	321.5

Loss and LAE reserves at June 30, 2010 and December 31, 2009	$3,485.7	$3,331.1

For the six months ended June 30, 2010, there were reserve releases of $15.0 million compared to $26.8 million for the six months ended June 30, 2009 in our estimate of the ultimate claims to be paid in respect of prior accident years.

The $42.4 million loss reserve portfolio transfer in the six months ended June 30, 2010 relates to the commutation of structured contracts.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at June 30, 2010 and December 31, 2009.

	As at June 30, 2010		As at December 31, 2009
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152

		$ in		$ in
	Number	Thousands	Number	Thousands

Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	76,700,990	$116	83,327,594	$126
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		$131		$141

	$ in	$ in
	Millions	Millions

Additional paid-in capital	$1,566.2	$1,763.0

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the six month period ended June 30, 2010.

Number of
Shares

Shares in issue at December 31, 2009	83,327,594
Share transactions in the six months ended June 30, 2010:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	5,365
Shares issued to employees under the share incentive plan	594,115
Repurchase of shares from shareholders(1)	(7,226,084)

Shares in issue at June 30, 2010	76,700,990

(1)	During 2010, 7,226,084 ordinary shares were acquired and cancelled. Further information related to the accelerated share repurchase program is described below.

Ordinary Share Repurchases.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. The transaction was completed on May 21, 2010, when a total of 7,226,084 ordinary shares were received and cancelled during the first six months of 2010. The repurchase completes the share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. The authorization covers the period to March 1, 2012.

On June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee. The shares were repurchased on July 7, 2010 and subsequently cancelled.

12.	Share Based Payments

The Company has issued options and other equity incentives under four arrangements: investor options, employee awards, non-employee director awards and the employee share purchase plans. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares. The Company applies a fair value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options and restricted share units.

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. Wellington Investment exercised all of its options on March 28, 2007. During the three and six months ended June 30, 2010, the Names’ Trustee exercised 4,195 and 5,365 options on a cash and cashless basis, respectively (2009 — Nil and 3,842 options).

Employee and Non-Executive Director Awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted in the three and six months ended June 30, 2010 (2009 — Nil); 146,850 options were exercised during the three months ended June 30, 2010 (2009 — 58,459); and 521,811 options were exercised during the six months ended June 30, 2010 (2009 — 58,459). Compensation costs charged against income in respect of employee options for the three and six months ended June 30, 2010 were a credit of $0.8 million and a credit of $0.5 million, respectively (2009 — $0.5 million and $1.1 million).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and six months ended June 30, 2010, the Company granted to employees 75,701 and 108,455 restricted share units, respectively (2009 — 2,915 and 42,291). In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 9, 2010 (with a grant date of February 11, 2010), the Board of Directors approved a total of 28,640 RSU’s for the non-employee directors (April 29, 2009 — 25,316) and 17,902 RSU’s to the Chairman (April 29, 2009 — 8,439). Compensation costs charged against income in respect of restricted share units for the three and six months ended June 30, 2010 were $0.8 million and $1.6 million, respectively (2009 — $0.8 million and $1.4 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. Compensation costs charged against income in the three and six months ended June 30, 2010 in respect of performance shares were a credit of $0.9 million and a charge of $2.3 million, respectively (2009 — $3.2 million and $6.4 million).

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

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. No shares were issued under the plan during the three and six months ended June 30, 2010 (2009 — $Nil). Compensation costs charged against income in the three and six months ended June 30, 2010 in respect of the ESPP were $Nil and $0.4 million, respectively (2009 — $Nil and $Nil).

13.	Intangible Assets

	Three Months to June 30, 2010			Three Months to June 30, 2009
		Insurance			Insurance
	Trade Mark	Licenses	Other	Trade Mark	Licenses	Other

Intangible Assets
Beginning of the period	$1.6	$6.6	$3.6	$1.6	$6.6	$—
Amortization	—	—	(0.3)	—	—	—

End of the period	$1.6	$6.6	$3.3	$1.6	$6.6	$—

	Six Months to June 30, 2010			Six Months to June 30, 2009
		Insurance			Insurance
	Trade Mark	Licenses	Other	Trade Mark	Licenses	Other

Intangible Assets
Beginning of the period	$1.6	$6.6	$3.6	$1.6	$6.6	$—
Amortization	—	—	(0.3)	—	—	—

End of the period	$1.6	$6.6	$3.3	$1.6	$6.6	$—

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The business writes a specialist account of K&R insurance which will complement our existing political and financial risk line of business. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represents our assessment of the value of renewal rights, distribution channels and employees associated with the business.

14.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2010 and December 31, 2009.

	As at June 30,	As at December 31,
	2010	2009
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,630.5	$1,495.8
Assets held in single-beneficiary trusts	57.5	55.7
Secured letters of credit(1)	507.5	528.3

Total	$2,195.5	$2,079.8

Total as % of cash and invested assets	32.2%	30.8%

(1)	As of June 30, 2010, the Company had funds on deposit of $695.6 million and £19.2 million (December 31, 2009 — $667.1 million and £18.8 million) as collateral for the secured letters of credit.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $46.0 million of outstanding collateralized letters of credit under this facility at June 30, 2010.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. The Company had $368.6 million of outstanding collateralized letter of credit under this facility at June 30, 2010.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at June 30, 2010 amount to $220.1 million (December 31, 2009 — $219.8 million).

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of June 30, 2010 were:

						Later
	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	4.2	6.9	6.0	5.9	5.9	18.4	47.3

(c)  Variable interest entities

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2010, fees of $Nil and $0.2 million, respectively, were payable to us. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

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

On June 1, 2010, the majority of the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The remainder of the investment in Cartesian Iris 2009 A L.P. will mature in August, 2010 and will be reinvested in Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Recent Developments

On June 16, 2010, we appointed two new underwriters to launch a new, wide range of insurance and risk management products for selected brokers and their clients in the U.K. They will write business for Aspen U.K. through a number of regional offices in the U.K. and offer a broad range of property, casualty and specialty products. They intend to offer products to a panel of carefully selected brokers in early 2011. The new company, Aspen Risk Management Limited, will be 80% owned by Aspen U.K. Holdings and 20% owned by certain directors and executives of Aspen Risk Management Limited. The share allocation is subject to adjustment based on the financial performance of the company.

On June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee. The shares were repurchased on July 7, 2010 and subsequently cancelled.

On July 29, 2010, in our earnings announcement, we refined our loss estimates in relation to the Deepwater Horizon event. We have booked a net loss after tax and reinstatements of $18.6 million, split $9.9 million for the insurance segment and $8.7 million for the reinsurance segment. This estimate supplants our previous announcement on June 10, 2010 that our loss from this event net of tax and reinsurance premiums would be unlikely to exceed $25 million.

On July 29, 2010, we entered into a second interest rate swap with a notional amount of $100.0 million that is due to settle on July 29, 2015. The swap is part of the Company’s ordinary course of investment activities to hedge its exposure to interest rates.

On July 30, 2010, Aspen Holdings and six of its wholly-owned (directly or indirectly) subsidiaries entered into a $280 million revolving credit agreement with various lenders and Barclays Bank plc, as administrative agent and letter of credit issuer, as described on our current report on Form 8-K filed on August 4, 2010. This replaces a $450 million revolving credit facility, which would have expired on August 2, 2010, but was terminated upon the effectiveness of the new credit agreement.

During the quarter, we have continued to develop our U.S. Insurance operations with the recruitment of a Management Liability underwriting team and senior appointments to key operations positions.

Overview

We are a Bermuda holding company. We write insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty (United States). Aspen U.K. also has branches in Paris, France; Zurich, Switzerland; Dublin, Ireland; Cologne, Germany; Singapore; Australia; and Canada. We operate in global markets for property and casualty insurance and reinsurance.

The most significant features of our results for the three and six months ended June 30, 2010 were:

•	Diluted book value per share of $36.96, up 21.3% over the end of the second quarter of 2009 and up 6.8% from the end of the first quarter in 2010;

•	Diluted earnings per share of $1.28 for the quarter, up from $1.22 for the second quarter of 2009;

•	Second quarter net income after tax of $108.9 million, down marginally from $110.4 million in the same quarter last year;

•	Annualized net income return on equity of 16.4% for the second quarter and 9.0% for the first half of 2010; and

•	Completed the accelerated share repurchase transaction on May 21, 2010, resulting in the repurchase and cancellation of 7,226,084 shares during the first half of 2010.

Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of diluted ordinary shares at the end of the period.

Shareholders’ equity and ordinary shares in issue as at June 30, 2010 and June 30, 2009 were:

	As at	As at
	June 30, 2010	June 30, 2009
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,303.9	$2,972.5
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders	$2,950.3	$2,618.9

Ordinary shares	76,700,990	83,021,860
Diluted ordinary shares	79,830,836	85,985,112

The following overview of our results for the three months ended June 30, 2010 and 2009 and of our financial condition at June 30, 2010, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 2.1% to $545.4 million in the second quarter of 2010 when compared to 2009 with the increase attributable to growth in our reinsurance segment with offsetting reductions in our insurance segment. The table below shows our gross written premiums for each segment for the three months ended June 30, 2010 and 2009, and the percentage change in gross written premiums for each segment.

	For the Three Months		For the Three Months
Business Segment	Ended June 30, 2010		Ended June 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Reinsurance	$283.3	10.1%	$257.4
Insurance	262.1	(5.3)%	276.9

Total	$545.4	2.1%	$534.3

The increase in gross written premiums in the second quarter of 2010 in our reinsurance segment is attributable mainly to additional catastrophe premium as we have deployed more of our catastrophe capacity earlier in the year on the basis that we expected catastrophe prices to decrease during the remainder of the year, and also due to the addition of $20.4 million of incremental premiums from newly established teams which include credit and surety and agriculture written in our Zurich office. Gross written premiums in the insurance segment have decreased by 5.3% to $262.1 million when compared to the second quarter of 2009 with lower contributions from the marine, energy and transportation lines and casualty insurance.

Reinsurance.  Total reinsurance ceded for the quarter of $6.6 million has decreased by $43.0 million from the second quarter of 2009 mainly in the insurance segment where we purchased reinsurance for our financial and professional lines earlier in 2010 in addition to a downward ceded premium adjustment for our marine, energy and transportation lines as we have reduced gross exposures in the Gulf of Mexico.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended June 30, 2010 and 2009 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2010	Ended June 30, 2009

Reinsurance	50.3%	40.2%
Insurance	69.1%	76.2%

Total Loss Ratio	57.7%	54.8%

The loss ratio for the quarter of 57.7% has increased by 2.9 percentage points compared to the second quarter of 2009. The increase is due mainly to lower reserve releases in the current quarter of $2.1 million compared with $16.9 million in the second quarter of 2009. Reserve releases in our reinsurance segment reduced from $32.1 million in the second quarter of 2009 to $11.1 million in the current period, with the $21.0 million reduction increasing the current year loss ratio by 7.2 percentage points. The insurance segment had a $9.0 million reserve strengthening this quarter compared to a $15.2 million strengthening in the second quarter of 2009. The $6.2 million variance had the effect of a 3.3 point reduction on the insurance segment loss ratio in the second quarter of 2010.

We have presented loss ratios excluding the impact from prior year reserve adjustments and catastrophic losses to aid in the analysis of the underlying performance of our segments. The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments. The current year claims adjustments represent significant loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended June 30, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	50.3%	3.8%	(1.0)%	53.1%
Insurance	69.1%	(4.8)%	—%	64.3%
Total	57.7%	0.4%	(0.6)%	57.5%

				Accident Year Loss
				Ratio Excluding
			Current	Prior and
		Prior Year	Year	Current
	Total Loss	Claims	Claims	Year Claims
For the Three Months Ended June 30, 2009	Ratio	Adjustment	Adjustment	Adjustments

Reinsurance	40.2%	12.6%	—%	52.8%
Insurance	76.2%	(8.8)%	—%	67.4%
Total	54.8%	2.2%	—%	57.0%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended June 30, 2010 and 2009, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended June 30, 2010	Ended June 30, 2009

Reserve releases ($ in millions)	$2.1	$16.9
% of net premiums earned	0.4%	3.9%

Reserve releases in the current quarter have decreased by $14.8 million due mainly to lower reserve releases from the reinsurance segment compared to the second quarter in 2009 and in particular property catastrophe and U.S. casualty reinsurance with some reserve strengthening for specialty reinsurance. The insurance reserve strengthening of $9.0 million due to adverse development in both our professional liability and U.S. casualty business lines compares favorably with a $15.2 million reserve increase in the second quarter of 2009. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2010 and 2009:

	For the Three Months	For the Three Months
	Ended June 30, 2010	Ended June 30, 2009

Policy acquisition expenses	16.2%	18.9%
Operating and administrative expenses	13.0%	14.0%

Expense ratio	29.2%	32.9%

The policy acquisition expense ratio of 16.2% for the quarter has reduced from 18.9% in the second quarter of 2009. The decrease is due to a combination of reduced profit related commissions and the mix of business including more property catastrophe reinsurance which has lower acquisition expenses.

Although operating and administrative expenses have increased to $52.0 million for the quarter compared with $50.2 million in the second quarter of 2009, the operating and administrative expense ratio, as a percentage of net earned premium, has decreased from 14.0% to 13.0% for the same period. The reduction in the operating and administrative expense ratio is due to higher gross earned premiums in our reinsurance segment and lower ceded earned premium in the insurance segment.

Net investment income.  Net investment income for the quarter of $57.5 million has decreased from $72.2 million in the second quarter of 2009. The comparative quarter included $16.2 million of gains from our investments in funds of hedge funds, in which the Company no longer invests.

Change in fair value of derivatives.  In the three months ended June 30, 2010, we recorded a reduction of $2.0 million (2009 — $2.0 million reduction) in the estimated fair value of our credit insurance contract including an interest expense charge of $0.2 million (2009 — $0.2 million) and a charge of $0.1 million (2009 — $Nil) for the interest rate swap. Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended June 30, 2010 included $2.6 million of foreign currency exchange losses (2009 — $3.1 million gain) and $5.7 million of realized and unrealized investment gains (2009 — $4.8 million gain). Realized and unrealized losses included $3.0 million (2009 — $4.3 million) of net realized gains from the fixed income maturities available-for-sale portfolio, $1.1 million (2009 — $Nil) of net realized gains from our fixed income maturities trading portfolio, $1.3 million (2009 — $3.4 million) net unrealized gains from our fixed income maturities trading portfolio, a charge of $Nil (2009 — $2.9 million) for investments we believe to be other-than-temporarily impaired and $0.3 million (2009 — $Nil) representing our share of earnings from our investment in Cartesian Iris.

Taxes.  The estimated effective rate of tax for the quarter is 10.0% (2009 — 15.1%). The reduction in the tax rate when compared to the second quarter of 2009 was due to the relative performance of our Bermuda, U.S. and U.K. operations and the distribution of losses from the Chilean earthquake around the Group. The effective tax rate for the year is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda where the rate of tax on corporate profits is zero while the U.K. corporate tax rate is 28% and the U.S. corporate tax rate is 35%.

Dividends.  The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended June 30, 2010 were $5.7 million (2009 — $5.8 million). The reduction between the two periods is due to the repurchase and cancellation on March 31, 2009 of 2,672,500 of our 7.401% $25 liquidation preference shares.

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $163.7 million to $3,303.9 million for the three months ended June 30, 2010. The most significant movements were:

•	unrealized appreciation on investments, net of taxes, of $77.9 million; and

•	net retained income after tax for the period of $91.5 million.

As at June 30, 2010, total ordinary shareholders’ equity was $2,950.3 million compared to $2,951.8 million at December 31, 2009. The remainder of our total shareholders’ equity, as at June 30, 2010, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2009 — $353.6 million).

The amount outstanding under our senior notes, less amortization of expenses, of $249.6 million (December 31, 2009 — $249.6 million) was the only material debt that we had outstanding as of June 30, 2010 and December 31, 2009.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2010, this ratio was 7.0% (December 31, 2009 — 7.0%).

Our preference shares are classified on our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.0% as of June 30, 2010 (December 31, 2009 — 17.0%)

Capital Management.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. This transaction was completed on May 21, 2010 resulting in the repurchase and cancellation of 7,226,084 ordinary shares in the first half of 2010. The repurchase completes the share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization covers the period to March 1, 2012. This authorization is in addition to the accelerated share repurchase completed on May 21, 2010.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at June 30, 2010, Aspen Holdings held $60.2 million (December 31, 2009 — $33.5 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

At June 30, 2010, our subsidiaries held $652.0 million (December 31, 2009 — $701.5 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2010 and for the foreseeable future.

As of June 30, 2010, we had in issue $507.5 million in letters of credit to cedants, for which the Company had funds on deposit of $724.5 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Reinsurance:  Property reinsurance rates have continued to soften and we have seen clients retaining higher levels of risk than we had anticipated in both the catastrophe and risk excess markets. Renewal rates for expiring premiums have fallen versus last year and were down approximately 10% versus January 1. Following the earthquake in Chile, we have seen rates on catastrophe reinsurance business in Chile rise between 40% and 70%. We have seen single digit rate reductions on our risk excess book, reflecting strong competition in Europe and the U.S. On the facultative side, we have also experienced reductions in demand and rate exacerbated by new market entrants who have increased supply. Within our specialty reinsurance area, our Zurich-based credit, surety and political risk reinsurance business rates were up 4%, but less marked than initially expected given increased competition. Elsewhere, we are experiencing single digit declines on space and aviation reinsurance.

The casualty reinsurance environment remains challenging with continued rate pressure on original business. We expect this trend to be maintained for the remainder of 2010. In the second quarter, U.S. casualty reinsurance rates were flat overall with greatest pressure in the E&S primary and umbrella markets. Activity within our international casualty reinsurance line is dominated by the Australian renewals at this time of year where pricing was broadly stable. Terms and conditions are beginning to come under pressure but we believe are still acceptable.

Insurance:  Market conditions are challenging in most lines of business in both the U.S. and U.K. markets. However, in the second quarter, we recorded an average increase of 1% on our renewal book. Marine hull saw rate increases of 6% on average with pricing remaining flat on non-loss incurring business. Within our marine, energy and construction liability account, we experienced average rate increases of 3% with the impact of the Deepwater Horizon loss yet to be felt. Strong competition in the U.S. and Bermuda has pushed renewal rates down on average 2% in our excess casualty account. We saw modest increases of 2% on our aviation book and in our U.K. commercial property account. Within U.K. employers’ liability insurance, rates fell by on average 3% with market conditions expected to remain testing in the foreseeable future. Within our financial and professional lines, conditions in financial and political risk insurance have remained relatively attractive and we have experienced a meaningful pick-up in demand as some competitors scaled back their activities in this area. Rate increases on our financial institutions book were lower than we had anticipated at around 1% increase reflecting increased competition and the continued perceived economic recovery. Within our U.S. insurance business, E&S property experienced a 3% rate decrease with terms and conditions under pressure. In E&S casualty, we saw expiring premium renewed with an average rate increase of 1% in a very competitive market.

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

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2010 and 2009 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Second quarter” below.

Underwriting Results by Operating Segments

We are organized into two business segments: Reinsurance and Insurance. We have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments.

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

We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2010 and 2009. The contributions of each segment to gross written premiums in the three months ended June 30, 2010 and 2009 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2010	Ended June 30, 2009
	% of total gross written premiums

Reinsurance	51.9%	48.2%
Insurance	48.1%	51.8%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2010	Ended June 30, 2009
	($ in millions)

Reinsurance	$283.3	$257.4
Insurance	262.1	276.9

Total	$545.4	$534.3

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty). Please see Note 5 to the financial statements for further descriptions of the lines of business within this segment.

Gross written premiums.  Gross written premiums in our reinsurance segment increased by 10.1% compared to the three months ended June 30, 2009. The increase in gross written premiums is attributable mainly to additional catastrophe premium as we have deployed more of our catastrophe capacity earlier in the year on the basis that we expected catastrophe prices to decrease during the remainder of the year and an increase in specialty reinsurance premiums due to the contribution from our new credit and surety and agriculture teams.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2010 and 2009, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2010		Ended June 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$91.2	16.2%	$78.5
Other property reinsurance	80.7	(5.9)	85.8
Casualty reinsurance	51.5	10.3	46.7
Specialty reinsurance	59.9	29.1	46.4

Total	$283.3	10.1%	$257.4

Losses and loss adjustment expenses.  The net loss ratio for the three months ended June 30, 2010 was 50.3% compared to 40.2% in the equivalent period in 2009. The increase in the loss ratio is attributable mainly to the reduction in the reserve release which reduced from $32.1 million in the second quarter of 2009 to $11.1 million in the current period which effectively increased the loss ratio by 7.2 percentage points. The reduction was due to a $4.9 million reserve strengthening in our specialty reinsurance business line. Reserve releases in the second quarter of 2009 were higher than usual as the period benefited from a reduction in loss estimates from Hurricane Ike.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Policy acquisition expense were $47.3 million for the three months ended June 30, 2010 equivalent to 16.2% of net premiums earned (2009 — $51.8 million or 20.3% of net premiums earned). The reduction is mainly due to lower profit related commissions for casualty reinsurance and higher earned premium from property catastrophe which has lower brokerage and has provided a greater contribution to the total. An increase in operating and administrative expenses of $7.0 million from the second quarter of 2009 is attributable mainly to an increase in general expenses as we continue to invest in the development of the business with new offices and new teams.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have reduced by 5.3% to $262.1 million for the quarter from $276.9 million in the equivalent period in 2009. The reduction in gross written premium is attributable to our marine, energy and transport lines where we have declined business that did not meet our profitability requirements and higher client retention in some classes. Increases in property insurance and financial and professional lines are due to new business opportunities in U.K. property and improving conditions in financial and professional lines.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2010		Ended June 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$69.3	26.2%	$54.9
Casualty insurance	44.7	(15.5)	52.9
Marine, energy and transportation insurance	118.1	(21.0)	149.4
Financial and professional lines insurance	30.0	52.3	19.7

Total	$262.1	(5.3)%	$276.9

Losses and loss adjustment expenses.  The loss ratio for the quarter was 69.1% compared to 76.2% for the three months ended June 30, 2009. Losses for the three months ended June 30, 2010 include $10.7 million of net losses from the Deepwater Horizon oil rig spill and $8.8 million of losses, net of reinstatements, from the Libyan air crash while the second quarter of 2009 included increases in loss reserves for lines of business exposed to the global financial crisis and adverse claims experience in our U.S. casualty insurance line. Prior year reserve strengthening was $9.0 million compared to a strengthening of $15.2 million in the three months ended June 30, 2009. The strengthening in 2010 was largely due to $10.7 million of strengthening in our financial and professional lines due to U.K. exposure to liability claims against independent financial advisors and real estate valuation claims and $5.6 million in U.S. casualty for exposures to nursing homes and California contractors.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses of $30.5 million for the three months ended June 30, 2010 equivalent to 16.2% of net premiums earned (2009 — $29.0 million or 16.8% of net earned premium) were broadly in line with those in the second quarter of 2009. Operating and administrative expenses of $21.9 million in the second quarter of 2010 are $5.2 million less than in the comparative period in 2009 due to the prior year including reorganization costs from our U.S. operations and an allocation of Lloyd’s start-up costs.

Total Income Statement — Second quarter

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums increased by 2.1% to $545.4 million in the second quarter of 2010 when compared to 2009 with the increase arising from our reinsurance segment. The increase in gross written premium in our reinsurance segment is attributable mainly to property catastrophe as we have deployed more of our catastrophe capacity earlier in the year on the basis that we expected catastrophe prices to decrease during the remainder of year, in addition to $20.4 million of incremental premiums from new teams in specialty reinsurance (credit and surety and agriculture). Gross written premiums in the insurance segment have decreased by 5.3% to $262.1 million when compared to the second quarter of 2009 with lower contributions from casualty insurance, where market conditions are challenging, and marine, energy and transportation lines, where we have reduced our exposure to Gulf of Mexico business in our energy book.

Reinsurance.  Total reinsurance ceded for the quarter of $6.6 million has decreased by $43.0 million from the second quarter of 2009 mainly in the insurance segment where we purchased reinsurance for our financial and professional lines earlier in 2010 in addition to a downward ceded premium adjustment for our marine, energy and transportation lines as we have reduced gross exposures in the Gulf of Mexico.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the second quarter of 2010 increased by 6.6% compared to the second quarter of 2009 as a result of the increase in gross written premiums and favorable prior year premium adjustments.

Net premiums earned.  Net premiums earned have increased by $51.3 million or 12.0% in the second quarter of 2010 compared to 2009 which is consistent with the increase in gross earned premiums and lower reinsurance ceded for the quarter primarily in the insurance segment.

Losses and loss adjustment expenses.  The loss ratio for the quarter has increased by 2.9 percentage points compared to the second quarter of 2009 mainly due to lower reserve releases in the current quarter compared to the second quarter of 2009. Reserve releases in our reinsurance segment reduced from $32.1 million in the second quarter of 2009 to $11.1 million in the current period. The insurance segment had a $9.0 million reserve strengthening this quarter compared to a $15.2 million strengthening in the second quarter of 2009.

We have presented loss ratios excluding the impact from prior year reserve adjustments and catastrophic losses to aid in the analysis of the underlying performance of our segments. The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments.

The current year claims adjustments represent catastrophic loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended June 30, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	50.3%	3.8%	(1.0)%	53.1%
Insurance	69.1%	(4.8)%	—%	64.3%
Total	57.7%	0.4%	(0.6)%	57.5%

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended June 30, 2009	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	40.2%	12.6%	—%	52.8%
Insurance	76.2%	(8.8)%	—%	67.4%
Total	54.8%	3.9%	—%	58.7%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2010 and 2009. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended June 30, 2010	Ended June 30, 2009

Policy acquisition expenses	14.9%	16.4%
Operating and administrative expenses	12.0%	12.2%

Gross expense ratio	26.9%	28.6%
Effect of reinsurance	2.3%	4.3%

Total net expense ratio	29.2%	32.9%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended June 30, 2010 and 2009 are shown in the following table:

	For the Three Months Ended			For the Three Months Ended
Ratios Based on Gross	June 30, 2010			June 30, 2009
Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	15.6%	13.8%	14.9%	19.3%	13.0%	16.4%
Operating and administrative expense ratio	9.9	9.9	12.0%	8.6	12.2	12.2%

Gross expense ratio	25.5	23.7	26.9%	27.9	25.2	28.6%
Effect of reinsurance	1.0	4.1	2.3%	1.4	7.3	4.3%

Total net expense ratio	26.5%	27.8%	29.2%	29.3%	32.5%	32.9%

The policy acquisition expense ratio of 16.2% for the quarter has reduced from 18.9% in the second quarter of 2009. The decrease is due to a combination of reduced profit related commissions and the mix of business including more property catastrophe reinsurance which has lower acquisition expenses.

Although operating and administrative expenses have increased to $52.0 million for the quarter compared with $50.2 million in the second quarter of 2009, the operating and administrative expense ratio, as a percentage of net earned premium, has decreased from 14.0% to 13.0% for the same period. The reduction in the operating and administrative expense ratio is due to higher gross earned premiums in our reinsurance segment and lower ceded earned premiums in our insurance segment.

Net investment income.  Net investment income for the quarter of $57.5 million has decreased from $72.2 million in the second quarter of 2009. The comparative quarter included $16.2 million of gains from our investments in funds of hedge funds, in which the Company no longer invests.

Change in fair value of derivatives.  In the three months ended June 30, 2010, we recorded a reduction of $2.0 million (2009 — $2.0 million) in the estimated fair value of our credit insurance contract including $0.2 million (2009 — $0.2 million) of interest expense and a charge of $0.1 million (2009 — $Nil) for the interest rate swap. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the second quarter of 2010 did not include a charge for investments we believe to be other-than-temporarily impaired (2009 — $2.9 million).

Income before tax.  In the second quarter of 2010, income before tax was $121.0 million and comprised $62.8 million of underwriting income, $57.5 million in net investment income, $3.1 million of net realized and unrealized investment and foreign exchange gains, $4.0 million of interest expense and $1.6 million of other expenses. In the second quarter of 2009, income before tax was $130.0 million which comprised $53.2 million of underwriting profits, $72.2 million in net investment income, $7.9 million of net foreign exchange and investment losses, $0.7 million of other income and $4.0 million of interest expense.

Income tax expense.  Income tax expense for the three months ended June 30, 2010 was $12.1 million. Our effective consolidated tax rate for the three months ended June 30, 2010 was 10.0% (2009 — 15.1%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2010. As discussed in the “Overview” above, the effective tax rate for the year may be subject to revision.

Net income after tax.  Net income after tax for the three months ended June 30, 2010 was $108.9 million, equivalent to $1.34 basic earnings per ordinary share adjusted for the $5.7 million preference share dividends and $1.28 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended June 30, 2010. The net income for the three months ended June 30, 2009 was $110.4 million equivalent to basic earnings per ordinary share of $1.26 adjusted for the $5.8 million preference share dividend and fully diluted earnings per share of $1.22.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2010 and 2009 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Half Year” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2010 and 2009. The contributions of each segment to gross written premiums in the six months ended June 30, 2010 and 2009 were as follows:

	Gross Written Premiums
	For the Six Months	For the Six Months
Business Segment	Ended June 30, 2010	Ended June 30, 2009
	% of total gross written premiums

Reinsurance	62.0%	60.6%
Insurance	38.0%	39.4%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Six Months	For the Six Months
Business Segment	Ended June 30, 2010	Ended June 30, 2009
	($ in millions)

Reinsurance	$773.4	$710.2
Insurance	474.8	460.9

Total	$1,248.2	$1,171.1

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, agriculture, structured and specialty). Please see Note 5 to the financial statements for further descriptions of the lines of business within this segment.

Gross written premiums.  Gross written premiums in our reinsurance segment increased by 8.9% compared to the six months ended June 30, 2009. The increase in gross written premiums is attributable mainly to additional catastrophe premium as we have deployed more of our catastrophe capacity earlier in the year on the basis that we expected catastrophe prices to decrease during the remainder of the year. Gross written premiums have also increased due to $13.2 million of reinstatement premiums from the Chilean earthquake and $30.8 million of additional specialty reinsurance premiums from our new credit and surety and agriculture teams.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2010 and 2009, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2010		Ended June 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$237.4	21.6%	$195.3
Other property reinsurance	154.4	(11.6)	174.7
Casualty reinsurance	226.0	1.6	222.5
Specialty reinsurance	155.6	32.0	117.9

Total	$773.4	8.9%	$710.4

Losses and loss adjustment expenses.  The net loss ratio for the six months ended June 30, 2010 was 69.3% compared to 42.4% in the equivalent period in 2009. The increase in the loss ratio is attributable to gross losses of $125.2 million ($112.0 million net of reinstatement premiums) relating to the earthquake in Chile compared to an absence of significant catastrophe-related losses in the comparable period of 2009. Net favorable reserve development of $26.2 million (2009 — $48.0 million) was due mainly to favorable claims development in most lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  The policy acquisition expense ratio of 17.1% of net premiums earned for the six months ended June 30, 2010 was 2.3 percentage points below the same period in 2009 due to lower profit related commissions. The increase in operating and administrative expenses of $10.9 million from the same period of 2009 is attributable mainly to an increase in general expenses as we continue to invest in the development of the business and establish our new credit and surety and agriculture lines.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have increased 3.0% to $474.8 million for the six months ended June 30, 2010 from $460.9 million in the equivalent period in 2009. The increase in gross written premium is attributable to both property insurance lines and financial and professional business where we saw opportunities to write business that met our profitability requirements. This has compensated for difficult trading conditions in our casualty insurance and marine, energy and transportation lines.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2010		Ended June 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$106.0	32.3%	$80.1
Casualty insurance	81.9	(13.9)	95.1
Marine, energy and transportation insurance	228.7	(6.1)	243.5
Financial and professional lines insurance	58.2	38.2	42.1

Total	$474.8	3.0%	$460.9

Losses and loss adjustment expenses.  The loss ratio for the six months ended June 30, 2010 was 69.1% compared to 75.5% for the six months ended June 30, 2009. Losses for the six months ended June 30, 2010 included $10.7 million for the Deepwater Horizon oil spill while the same period in 2009 included increases in current year loss reserves for lines of business exposed to the global financial crisis. Prior year reserve strengthening was $11.2 million compared to $21.2 million in the six months ended June 30, 2009.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $62.6 million for the six months ended June 30, 2010 equivalent to 17.1% of net premiums earned (2009 — $56.2 million or 16.3% of net earned premium), with the increase due mainly to a reduction in ceding commission income for U.S. property insurance following the cancellation of a reinsurance quota share. Operating and administrative expenses of $42.3 million in the first half of 2010 are $5.1 million less than the comparative period in 2009 due to the prior year including reorganization costs from our U.S. operations and an allocation of Lloyd’s start-up costs.

Total Income Statement — Half Year

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums for the first six months of 2010 have increased by 6.6% to $1,248.2 million when compared to the same period of 2009 due mainly to increases in the reinsurance segment. Gross written premiums in the reinsurance segment include $13.2 million of reinstatement premiums from the Chilean earthquake, an additional $36.4 million from new teams (credit and surety and agriculture) and additional property catastrophe premium as we deployed more of our catastrophe capacity earlier in the year. Gross written premiums in the insurance segment have increased by 3.0% to $474.8 million when compared to the same period of 2009 with additional contributions from property insurance and financial and professional lines where we saw opportunities to write business that met our profitability requirements compensating for reductions in casualty and marine, energy and transportation.

Reinsurance ceded.  Total reinsurance ceded of $129.3 million has decreased by $50.5 million from the first six months of 2009, due mainly to the insurance segment where we purchased reinsurance for our financial and professional lines earlier in 2010 in addition to a downward ceded premium adjustment within our marine, energy and transportation lines and reduced exposures and higher retentions.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first half of 2010 increased by

5.7% compared to the same period of 2009 reflecting the higher written premium in the current period and the $13.2 million of reinstatement premiums from the Chilean earthquake.

Net premiums earned.  Net premiums earned have increased by $71.6 million or 8.2% in the first six months of 2010 compared to 2009 which is consistent with the increase in gross earned premiums and the reduction in the cost of our reinsurance purchased.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses have increased from $485.5 million in 2009 to $655.5 million in 2010 primarily due to $125.4 million of losses from the Chilean earthquake. Reserve releases were $14.8 million lower in the current period due to adverse development impacting specialty reinsurance, professional lines and U.S. casualty insurance.

The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments.

The current year claims adjustments represent catastrophic loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Six Months Ended June 30, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	69.3%	4.5%	(21.6)%	52.2%
Insurance	69.1%	(3.1)%	—%	66.0%
Total	69.2%	1.6%	(13.3)%	57.5%

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Six Months Ended June 30, 2009	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	42.4%	9.0%	—%	51.4%
Insurance	75.5%	(6.1)%	—%	69.4%
Total	55.4%	2.2%	—%	57.6%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2010 and 2009. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Six Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2009

Policy acquisition expenses	15.6%	16.2%
Operating and administrative expenses	11.1%	11.0%

Gross expense ratio	26.7%	27.2%
Effect of reinsurance	2.5%	3.4%

Total net expense ratio	29.2%	30.6%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended June 30, 2010 and 2009 are shown in the following table:

	For the Six Months Ended			For the Six Months Ended
Ratios Based on Gross	June 30, 2010			June 30, 2009
Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	16.5%	14.4%	15.6%	18.5%	13.1%	16.2%
Operating and administrative expense ratio	8.7	9.7	11.1	7.5	11.1	11.0

Gross expense ratio	25.2	24.1	26.7	26.0	24.2	27.2
Effect of reinsurance	0.9	4.6	2.5	1.2	5.8	3.4

Total net expense ratio	26.1%	28.7%	29.2%	27.2%	30.0%	30.6%

The policy acquisition ratio, gross of the effect of reinsurance, has reduced marginally to 15.6% for the six months ended June 30, 2010 from 16.2% for the comparative period in 2009. The current year includes a reduction in profit related commissions in the casualty reinsurance business line which contributed to a lower expense figure in that period. The increase in acquisition costs for the insurance is due to changes in business mix which changed the relative contributions from business lines which have different average acquisition costs. Overall operating costs have remained consistent as a percentage of gross earned premiums when compared to last year.

Between the two periods, we have experienced a $5.8 million increase in our operating and administrative expenses. The increase is due mainly to staff and reorganization costs as we continue to invest in the development of our business.

Net investment income.  Net investment income of $116.9 million is down from $131.4 million last year as the first half of 2009 benefited from a positive return from our investment in funds of hedge funds and higher book yields. Book yield on our fixed income portfolio of 4.1% is broadly in line with the first quarter of 2010; however, it has decreased from 4.4% in the second quarter of 2009 due mainly to the persisting low interest rate environment. The portfolio duration has decreased to 3.0 years from 3.3 years at the end of 2009. This compares with 3.2 years in the second quarter of 2009. The average credit quality of our fixed income portfolio is “AA+”, with 72% (2009 — 72%) of the portfolio being rated “AA” or higher.

Change in fair value of derivatives.  In the six months ended June 30, 2010, we recorded a reduction of $4.0 million (2009 — $3.9 million) in the estimated fair value of our credit insurance contract including $0.4 million (2009 — $0.2 million) of interest expense and a charge of $0.1 million (2009 — $Nil) for the interest rate swap. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses for the first six months of 2010 include a $0.3 million charge for investments we believe to be other-than-temporarily impaired (2009 — $18.1 million). These losses were credit related and therefore are included in the income statement.

Income before tax.  In the first half of 2010, income before tax was $141.3 million and comprised $14.6 million of underwriting income, $116.9 million in net investment income, $16.9 million of net realized and unrealized investment and foreign exchange gains, $7.8 million of interest expense and $0.7 million of other income. In the first half of 2009, income before tax was $237.5 million which comprised $122.6 million of underwriting profits, $131.4 million in net investment income, $6.6 million of net foreign exchange and investment losses, $2.0 million of other expenses and $7.9 million of interest expense. Our decrease in underwriting income in 2010 was mainly due to $112.2 million of losses (net of reinstatements) associated with the Chilean earthquake. The change in net foreign exchange and investment gains when compared to the second quarter of 2009 was due predominantly to the reduction in charges relating to other-than-temporary impairments of $0.3 million (2009 — $18.1 million).

Income tax expense.  Income tax expense for the six months ended June 30, 2010 was $14.1 million. Our effective consolidated tax rate for the six months ended June 30, 2010 was 10.0% (2009 — 15.0%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2010. As discussed in the “Overview” above, the effective tax rate for the year may be subject to revision.

Net income after tax.  Net income after tax for the six months ended June 30, 2010 was $127.2 million, equivalent to $1.50 basic earnings per ordinary share adjusted for the $11.4 million preference share dividends and $1.43 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the six months ended June 30, 2010. The net income for the six months ended June 30, 2009 was $201.8 million equivalent to basic earnings per ordinary share of $2.68 adjusted for the $12.7 million preference share dividend and fully diluted earnings per share of $2.61.

Reserves for Losses and Loss Adjustment Expenses

As of June 30, 2010, we had total net loss and loss adjustment expense reserves of $3,238.1 million (December 31, 2009 — $3,009.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,485.7 million at the balance sheet date of June 30, 2010, a total of $2,144.0 million or 61.5% represented IBNR claims (December 31, 2009 — $3,331.1 million and 58.4%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at June 30, 2010
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,244.6	$(54.8)	$2,189.8
Insurance	1,241.1	(192.8)	1,048.3

Total losses and loss expense reserves	$3,485.7	$(247.6)	$3,238.1

	As at December 31, 2009
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,069.4	$(81.0)	$1,988.4
Insurance	1,261.7	(240.5)	1,021.2

Total losses and loss expense reserves	$3,331.1	$(321.5)	$3,009.6

The reduction in reinsurance recoverables in the quarter is due to settlements in our insurance segment related mainly to losses from Hurricane Ike.

For the six months ended June 30, 2010, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $15.0 million. An analysis of this reduction by business segment is as follows for each of the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	($ in millions)		($ in millions)

Reinsurance	$11.1	$32.1	$26.2	$48.0
Insurance	(9.0)	(15.2)	(11.2)	(21.2)

Total Losses and loss expense reserves reductions	$2.1	$16.9	$15.0	$26.8

The key elements which gave rise to the net favorable development during the three months ended June 30, 2010 were as follows:

Reinsurance.  The reserve release in the current quarter was spread across three out of four of our reinsurance lines, with the most significant releases coming from our property catastrophe reinsurance and property reinsurance lines.

Insurance.  Most areas in the insurance segment experienced minimal reserve movement with the exception of a $10.7 million reserve strengthening in our financial and professional lines division due to U.K. business exposure to liability claims against independent financial advisors and real estate valuation claims and $5.6 million in U.S. casualty for exposures to nursing homes and California contractors.

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

Balance Sheet

Total cash and investments

At June 30, 2010 and December 31, 2009, total cash and investments, including accrued interest receivable, were $6.9 billion and $6.8 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2010		As at December 31, 2009
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$714.4	10.4%	$507.5	7.4%
U.S. Government Agency Securities	346.2	5.0%	389.1	5.7%
Municipal Securities	32.9	0.5%	19.5	0.3%
Corporate Securities	2,321.2	33.7%	2,264.6	33.2%
Foreign Government Securities	542.5	7.9%	522.3	7.7%
Asset-backed Securities	77.7	1.1%	115.1	1.7%
Mortgage-backed Securities	1,347.3	19.6%	1,431.8	21.0%

Total Fixed Income — Available for Sale	5,382.2	78.2%	5,249.9	77.0%
Marketable Securities — Trading
U.S. Government Securities	25.9	0.4%	6.5	0.1%
U.S. Government Agency Securities	0.5	—	0.4	—
Municipal Securities	2.9	0.1%	1.8	—
Corporate Securities	330.6	4.8%	329.4	4.8%
Foreign Government Securities	6.5	0.1%	5.0	0.1%
Asset-backed Securities	5.0	0.1%	5.0	0.1%

Total Fixed Income — Trading	371.4	5.5%	348.1	5.1%
Total Other Investments	27.8	0.4%	27.3	0.4%
Total Short-term Investments — Available-for-Sale	301.8	4.4%	368.2	5.4%
Total Short-term Investments — Trading	2.5	—	3.5	0.1%
Total Cash and Cash Equivalents	726.1	10.5%	748.4	11.0%
Total Receivable for Securities Sold	16.9	0.2%	11.9	0.2%
Total Accrued Interest Receivable	54.5	0.8%	54.6	0.8%

Total Cash and Investments	$6,883.2	100.0%	$6,811.9	100.0%

Fixed maturities.  At June 30, 2010, the average credit quality of our fixed income portfolio is “AA+,” with 96% of the portfolio being rated “A” or higher. At December 31, 2009, the average credit quality of our fixed income portfolio was “AA+,” with 95% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has decreased as at June 30, 2010 to 3.0 years from 3.3 years as at December 31, 2009 as we have taken a more defensive duration stance in light of prevailing interest rates.

Mortgage-Backed Securities.  The following table summarizes the fair value of our mortgage-backed securities (“MBS”) by rating and class at June 30, 2010:

	AAA	AA and Below	Total

Agency	$1,149.3	$—	$1,149.3
Non-agency Residential	4.7	36.0	40.7
Non-agency Commercial	132.5	24.8	157.3

Total Mortgage-backed Securities	$1,286.5	$60.8	$1,347.3

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative-A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At June 30, 2010, we had $8.9 million invested in alt-A securities (December 31, 2009 — $9.3 million).

Other investments.  Other investments as at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
		Carrying		Carrying
	Cost	Value	Cost	Value
		($ in millions)

Cartesian Iris 2009A L.P.	$25.0	$27.8	$25.0	$27.3

Total other investments	$25.0	$27.8	$25.0	$27.3

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2010, fees of $Nil and $0.2 million, respectively, were payable to us. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership.

On June 1, 2010, the majority of the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The remainder of the investment in Cartesian Iris 2009 A L.P. will mature in August, 2010 and will be reinvested in Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

Investment funds.  Investment funds have historically represented our investments in funds of hedge funds which were recorded using the equity method of accounting. Our active investments and other obligations with the funds ceased at June 30, 2009. At June 30, 2010, the carrying value of the receivable was $11.6 million and represents our maximum exposure to loss at the balance sheet date. The outstanding balance was received in the third quarter of 2010.

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

At June 30, 2010, we obtained an average of 3.2 quotes per investment, compared to 3.4 quotes at December 31, 2009. Pricing sources used in pricing our fixed income investments at June 30, 2010 and December 31, 2009, respectively, were as follows:

	As at	As at
	June 30, 2010	December 31, 2009

Index providers	83.1%	81.5%
Pricing services	13.5%	13.2%
Broker-dealers	3.4%	5.3%

Total	100.0%	100.0%

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

As at June 30, 2010			As at December 31, 2009
Rating With	Rating without	Market	Rating With	Rating without
Guarantee	Guarantee	Value	Guarantee	Guarantee	Market Value
		($ in millions)			($ in millions)

AAA	AAA	$97.9	AAA	AAA	$141.9
	AA	16.4		AA	16.2
	AA−	3.0		AA−	3.0
	A+	38.5		A+	69.8
	A	33.9		A	34.1
	A−	92.0		A−	107.0
	BBB+	13.9		BBB+	7.7
	BBB	3.1
	BBB−	21.9		BBB−	20.9
AA+	AA+	14.1	AA+	AA+	15.0
	AA	28.1		AA	27.8
	A	18.2		A	17.3
AA	AA	3.2	AA	AA	3.2
AA−	AA−	3.1	AA−	AA−	—
BBB−	BBB−	0.1	BBB−	BBB−	0.1

		$387.4			$464.0

Our exposure to mono-line insurers was limited to 1 municipal holding (2009 — 1 municipal holding) as at June 30, 2010 with a market value of $0.1 million (2009 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.

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

Capital Management

Capital Management.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. This transaction was completed on May 21, 2010 resulting in the repurchase and cancellation of 7,226,084 ordinary shares in the first half of 2010. The repurchase completes the share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization covers the period to March 1, 2012. This authorization is in addition to the accelerated share repurchase completed on May 21, 2010.

On March 31, 2009, we repurchased and cancelled 2.7 million of our 7.401% $25 liquidation value preference shares (NYSE: AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain attributable to ordinary shareholders of approximately $31.5 million which was not recognized in the income statement but was included in the calculation of earnings per share.

The following table shows our capital structure at June 30, 2010 compared to December 31, 2009.

	As at	As at
	June 30, 2010	December 31, 2009
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,950.3	$2,951.8
Preference shares (liquidation preference less issue expenses)	353.6	353.6
Long-term debt	249.6	249.6

Total capital	$3,553.5	$3,555.0

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2010, this ratio was 7.0% (December 31, 2009 — 7.0%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 17.0% as of June 30, 2010 (December 31, 2009 — 17.0%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,303.9 million at June 30, 2010 (December 31, 2009 — $3,305.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at June 30, 2010, Aspen Holdings held $60.2 million (December 31, 2009 — $33.5 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the six months ended June 30, 2010, Aspen U.K. Holdings paid Aspen Holdings interest of $18.3 million (2009 — $18.3 million) in respect of an intercompany loan.

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

Insurance subsidiaries.  As of June 30, 2010, the Insurance Subsidiaries held approximately $652.0 million (December 31, 2009 — $701.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2010 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2010 and December 31, 2009:

	As at June 30,	As at December 31,
	2010	2009
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,630.5	$1,495.8
Assets held in single beneficiary trusts	57.5	55.7
Secured letters of credit(1)	507.5	528.3

Total	$2,195.5	$2,079.8

Total as % of cash and invested assets	32.2%	30.8%

(1)	As of June 30, 2010, the Company had funds on deposit of $695.6 million and £19.2 million (December 31, 2009 — $667.1 million and £25.3 million) as collateral for the secured letters of credit.

For more information see Note 14(a) and our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the six months ended June 30, 2010.  Total net cash flow from operations from December 31, 2009 through June 30, 2010 was $247.9 million, a reduction of $54.4 million over the comparative period. The reduction was due mainly to lower premium receipts and from increases in net claims settlements. For the six months ended June 30, 2010, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On May 28, 2010, we paid a dividend of $0.15 per ordinary share to shareholders of record on May 13, 2010. On July 1, 2010, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on June 15, 2010. On July 1, 2010, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on June 15, 2010.

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

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit. The facility will expire on August 2, 2010 and prior to the facility’s expiration, we intend to enter into a new facility. As of June 30, 2010, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $1.1 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2005. On June 28, 2007, we amended the credit agreement to permit dividend payments on existing and future hybrid capital notwithstanding a default or an event of default under the credit agreement. On April 13, 2006, the agreement was amended to remove any downward adjustment on maintaining the Company’s consolidated tangible net worth in the event of a net loss. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to important exceptions, restrict the ability of the Company and its subsidiaries to; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++ or S&P’s financial strength rating of A-; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

On July 30, 2010, we entered into a new three-year $280 million revolving credit facility to replace a $450 million revolving credit facility, which would have expired on August 2, 2010, but was terminated upon the effectiveness of the new credit agreement. The new facility is described in detail in our current report on Form 8-K, filed on August 4, 2010.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at June 30, 2010, we had $368.6 million of outstanding collateralized letters of credit under this facility.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc, which is described on our current report on Form 8-K filed on October 7, 2009. As at June 30, 2010, we had $46.0 million of outstanding collateralized letters of credit under this facility compared to $53.8 million at the end of 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of June 30, 2010:

						Later
	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	$4.3	$6.9	$6.0	$5.9	$5.9	$18.4	$47.3
Long-Term Debt Obligations(1)	—	—	—	—	$249.6	—	$249.6
Reserves for Losses and loss adjustment expenses(2)	$595.3	$908.1	$543.9	$354.1	$245.7	$838.6	$3,485.7

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2009 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2010 included elsewhere in this report.

Off-Balance Sheet Arrangements

Cartesian Iris 2009A L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a newly formed Class 3 Bermudian reinsurer focusing on insurance-linked securities. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2010, fees of $Nil and $0.2 million, respectively, were payable to us. The Company’s investment in Cartesian Iris 2009A L.P. represents 31.25% of the equity invested in the partnership. For more information please see Notes 6 and 14(c) to the unaudited condensed consolidated financial statements for the three months ended June 30, 2010 included elsewhere in this report.

On June 1, 2010, the majority of the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The remainder of the investment in Cartesian Iris 2009 A L.P. will mature in August, 2010 and will be reinvested in Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events, and any intervening legislative or governmental action;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, resulting from past events such as the Chilean Earthquake, Hurricanes Ike and Gustav, Deepwater Horizon and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our operating subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. The Company selectively hedges its exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities.

As at June 30, 2010, our fixed income portfolio had an approximate duration of 3.0 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$6,228.6	$6,153.7	$6,057.9	$5,962.1	$5,866.2
Gain/(loss) $ in millions	170.7	95.8	—	(95.8)	(191.7)
Percentage of portfolio	2.82%	1.58%	—%	(1.58)%	(3.16)%

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

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of June 30, 2010, approximately 83% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 9% were in other currencies. For the six months ended June 30, 2010, approximately 21% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2010. Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2010, would have impacted reported net comprehensive income by approximately $31.6 million for the six months ended June 30, 2010. We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding foreign currency contracts at June 30, 2010 or at June 30, 2009.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2010 and December 31, 2009, the average rating of fixed income securities in our investment portfolio was “AA+”.

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

See Note 9 to the unaudited financial statements for the three months ended June 30, 2010 above.

The table below shows our reinsurance recoverables as of June 30, 2010 and December 31, 2009, and our reinsurers’ ratings.

	As at	As at
A.M. Best	June 30, 2010	December 31, 2009
	($ in millions)	($ in millions)

A++	$12.7	$13.2
A+	59.7	57.0
A	151.5	226.2
A−	16.4	21.3
Fully collateralized	—	0.5
Not rated	7.3	3.3

Total	$247.6	$321.5

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In common with the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of our business. Such legal proceedings can arise from our underwriting or general business activities. The latter would include commercial contractual disputes or employment matters. Our Insurance Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Insurance Subsidiaries.

While any legal or arbitration proceedings contain an element of uncertainty, we do not believe that the eventual outcome of any specific litigation, arbitration or alternative dispute resolution proceedings to which we are currently a party will have a material adverse effect on the financial condition of our business as a whole.

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

In connection with the options held by the Names’ Trustee as described further in Note 12 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cashless basis at the exercise price as described in Note 11 to our unaudited condensed consolidated financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Number of
Date Issued	Shares Issued

May 17, 2010	2,258
June 18, 2010	1,937

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

Additionally, on June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee. The shares were repurchased on July 7, 2010 and subsequently cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: August 6, 2010

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: August 6, 2010

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer