Form 10-Q/A
period 2010-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2010-08-17
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

ASPEN INSURANCE HOLDINGS LIMITED EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to present the financial information in the Extensible Business Reporting Language (XBRL) format and the information and content is the same as the Form 10-Q filed August 6, 2010. Exhibit 101 consists of information from Aspen Insurance Holding Limited’s Form 10-Q formatted in XBRL as follows:

101	. INS	XBRL Instance Document
101	. SCH	XBRL Taxonomy Extension Schema Document
101	. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q.

1

PART II OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number		Description

31.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.*
31.2		Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.*
32.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.*
101	. INS	XBRL Instance Document**
101	. SCH	XBRL Taxonomy Extension Schema Document**
101	. CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	. PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed as Exhibit to Aspen Insurance Holdings Limited’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

**	Furnished herewith.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: August 17, 2010

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: August 17, 2010

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer

3