Form 10-Q
period 2010-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2010-11-09
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended September 30, 2010
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

As of November 5, 2010, there were 76,685,659 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
($ in millions, except share and per share amounts)

	As at	As at
	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,191.5 and $5,064.3)	$5,553.0	$5,249.9
Fixed income maturities, trading at fair value	410.1	348.1
Other investments, equity method	28.7	27.3
Short-term investments, available for sale at fair value (amortized cost — $297.5 and $368.2)	297.5	368.2
Short-term investments, trading at fair value	2.0	3.5

Total investments	6,291.3	5,997.0
Cash and cash equivalents	914.3	748.4
Reinsurance recoverables
Unpaid losses	263.8	321.5
Ceded unearned premiums	43.4	103.8
Receivables
Underwriting premiums	880.7	708.3
Other	81.9	64.1
Funds withheld	79.0	85.1
Deferred policy acquisition costs	187.2	165.5
Derivatives at fair value	1.5	6.7
Receivable for securities sold	2.1	11.9
Office properties and equipment	32.3	27.5
Other assets	20.7	9.2
Intangible assets	21.4	8.2

Total assets	$8,819.6	$8,257.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009
($ in millions, except share and per share amounts)

	As at	As at
	September 30, 2010	December 31, 2009
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,672.2	$3,331.1
Unearned premiums	951.6	907.6

Total insurance reserves	4,623.8	4,238.7
Payables
Reinsurance premiums	141.9	110.8
Deferred taxation	80.6	83.9
Current taxation	11.1	10.3
Accrued expenses and other payables	268.0	249.3
Liabilities under derivative contracts	3.8	9.2

Total payables	505.4	463.5
Long-term debt	249.7	249.6

Total liabilities	$5,378.9	$4,951.8

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 76,642,007 shares of par value 0.15144558¢ each (2009 — 83,327,594)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2009 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2009 — 5,327,500)	—	—
Non-controlling interest	0.6
Additional paid-in capital	1,561.5	1,763.0
Retained earnings	1,452.9	1,285.0
Accumulated other comprehensive income, net of taxes	425.6	257.3

Total shareholders’ equity	3,440.7	3,305.4

Total liabilities and shareholders’ equity	$8,819.6	$8,257.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues
Net earned premiums	$451.7	$470.9	$1,399.2	$1,346.8
Net investment income	58.1	58.9	175.0	190.3
Realized and unrealized investment gains	22.1	14.6	40.1	7.2
Change in fair value of derivatives	(3.7)	(2.0)	(7.8)	(5.9)

Total Revenues	528.2	542.4	1,606.5	1,538.4

Expenses
Losses and loss adjustment expenses	285.8	235.1	941.3	720.6
Policy acquisition expenses	75.6	79.6	237.9	239.0
Operating and administrative expenses	65.0	63.7	180.1	172.1
Interest on long-term debt	3.9	3.9	11.7	11.8
Net foreign exchange (gains)	(3.4)	(7.9)	(2.3)	(8.7)
Other (income)	(1.8)	(3.1)	(6.6)	(5.0)

Total Expenses	425.1	371.3	1,362.1	1,129.8

Income from operations before income tax	103.1	171.1	244.4	408.6
Income tax	(10.3)	(25.3)	(24.4)	(61.0)

Net Income	$92.8	$145.8	$220.0	$347.6

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic	76,722,965	83,056,587	77,133,210	82,519,807
Diluted	80,363,740	85,993,289	80,782,187	84,952,620
Basic earnings per ordinary share adjusted for preference share dividend	$1.14	$1.69	$2.63	$4.37

Diluted earnings per ordinary share adjusted for preference share dividend	$1.08	$1.63	$2.51	$4.25

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Nine Months Ended September 30,
	2010	2009

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	—	—
Change for the period	0.6	—

End of period	0.6	—
Additional paid-in capital
Beginning of period	1,763.0	1,754.8
New shares issued	—	25.1
Ordinary shares repurchased and cancelled	(208.0)	—
Preference shares repurchased and cancelled	—	(34.1)
Share-based compensation	6.5	14.8

End of period	1,561.5	1,760.6

Retained earnings
Beginning of period	1,285.0	884.7
Net income for the period	220.0	347.6
Dividends on ordinary and preference shares	(52.1)	(55.5)

End of period	1,452.9	1,176.8

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	103.4	87.6
Change for the period	6.7	5.7

End of period	110.1	93.3

Loss on derivatives
Beginning of period	(1.2)	(1.4)
Reclassification to interest payable	0.2	0.1

End of period	(1.0)	(1.3)

Unrealized appreciation on investments
Beginning of period	155.1	53.3
Change for the period	161.4	129.3

End of period	316.5	182.6

Total accumulated other comprehensive income	425.6	274.6

Total Shareholders’ equity	$3,440.7	$3,212.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$92.8	$145.8	$220.0	$347.6

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains)/losses on investments included in net income	(2.3)	4.6	(10.7)	15.0
Change in net unrealized gains on investments	63.8	86.1	172.1	114.3
Amortization of loss on derivative contract	0.2	—	0.2	0.1
Change in foreign currency translation adjustment	3.6	14.8	6.7	5.7

Other comprehensive income	65.3	105.5	168.3	135.1

Comprehensive income	$158.1	$251.3	$388.3	$482.7

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2010	2009

Cash flows provided by operating activities:
Net income	$220.0	$347.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15.6	7.2
Share-based compensation expense	6.5	14.8
Net realized and unrealized (gains)	(38.7)	(7.2)
Other investment (gains)	(1.4)	(20.2)
Loss on derivative contracts	0.2	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	357.2	154.5
Unearned premiums	43.9	195.6
Reinsurance recoverables:
Unpaid losses	58.6	(50.6)
Ceded unearned premiums	58.6	(68.6)
Accrued investment income and other receivables	(1.3)	(19.0)
Deferred policy acquisition costs	(21.5)	(30.4)
Reinsurance premiums payables	30.0	15.8
Premiums receivable	(175.5)	(106.7)
Funds withheld	6.1	(0.2)
Deferred taxes	(16.9)	26.1
Income tax payable	2.3	13.4
Accrued expenses and other payables	(10.8)	13.1
Fair value of derivatives and settlement of liabilities under derivatives	(0.2)	3.1
Other assets	(30.4)	0.7

Net cash provided by operating activities	$502.3	$489.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2010	2009

Cash flows used in investing activities:
(Purchases) of fixed maturities	$(1,883.2)	$(2,064.7)
Proceeds from other investments sold	—	412.2
Proceeds from sales and maturities of fixed maturities	1,709.3	1,536.6
Net sales/(purchases) of short-term investments	78.5	(217.0)
Net change in payables for securities purchased	40.6	—
Payments for acquisitions net of cash acquired	(13.4)	—
(Purchase) of equipment	(12.9)	(3.7)

Net cash (used in) investing activities	$(81.1)	$(336.6)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	—	25.1
Ordinary shares repurchased	(208.0)	—
Non-controlling interest	0.6	—
Costs from the redemption of preference shares	—	(34.1)
Dividends paid on ordinary shares	(35.0)	(37.2)
Dividends paid on preference shares	(17.1)	(18.3)

Net cash (used in) financing activities	$(259.5)	$(64.5)

Effect of exchange rate movements	$4.2	$51.7

Increase in cash and cash equivalents	165.9	139.7
Cash and cash equivalents at beginning of period	748.4	809.1

Cash and cash equivalents at end of period	$914.3	$948.8

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	48.4	35.8
Cash paid during the period for interest	15.0	15.0

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

Accounting Pronouncements Not Yet Adopted

In 2010, the FASB’s Emerging Issues Task Force issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which require costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisitions costs. This decision would require us to write back the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. We are currently undertaking a review to quantify the impact of this change on our consolidated financial statements. ASU 2010-26 is effective for annual reporting periods beginning after December 15, 2011 and we will not be early adopting this standard.

3.	Acquisitions

On August 16, 2010, we closed our purchase of Aspen America Insurance Company, a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. We have paid an amount in cash equal to $10.0 million plus the amount of the target company’s closing surplus. The company is currently licensed to write business in 50 states and the District of Columbia.

4.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions, except share and per share amounts)

Earnings
Basic
Net income as reported	$92.8	$145.8	$220.0	$347.6
Preference share dividends	(5.7)	(5.6)	(17.1)	(18.3)
Preference stock repurchase gain	—	—	—	31.5

Net income available to ordinary shareholders	87.1	140.2	202.9	360.8

Diluted
Net income available to ordinary shareholders	87.1	140.2	202.9	360.8

Ordinary shares
Basic
Weighted average ordinary shares	76,722,965	83,056,587	77,133,210	82,519,807

Diluted
Weighted average ordinary shares	76,722,965	83,056,587	77,133,210	82,519,807

Weighted average effect of dilutive securities	3,640,775	2,936,702	3,648,977	2,432,813

Total	80,363,740	85,993,289	80,782,187	84,952,620

Earnings per ordinary share
Basic	$1.14	$1.69	$2.63	$4.37

Diluted	$1.08	$1.63	$2.51	$4.25

Ordinary Share Repurchases.  On June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee. The shares were repurchased on July 7, 2010 and subsequently cancelled.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of our ordinary shares. The authorization for the repurchase program covers the period to March 1, 2012. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. On September 22, 2010, we initiated an open market repurchase program to repurchase ordinary shares in the open market. During the third quarter of 2010, we repurchased in the open market and subsequently cancelled a total of 264,555 ordinary shares under the repurchase program.

On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs & Co. (“Goldman Sachs”) to repurchase $200 million of our ordinary shares. The transaction was completed on May 26, 2010, when a total of 7,226,084 ordinary shares were received and cancelled during the first six months of 2010. The repurchase completes the share repurchase program authorized by our Board of Directors and announced on February 6, 2008. The repurchase was funded with cash available and the sale of investment assets.

Preference Share Repurchase.  On March 31, 2009, we repurchased 2,672,500 of our 7.401% $25 liquidation price preference shares (NYSE: AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain of approximately $31.5 million, net of a non-cash charge of $1.2 million reflecting the write off of the pro rata portion of the original issuance costs of the 7.401% preference shares.

Dividends.  On October 27, 2010, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	November 26, 2010	November 12, 2010
5.625% preference shares	$0.703125	January 1, 2011	December 15, 2010
7.401% preference shares	$0.462563	January 1, 2011	December 15, 2010

5.	Segment Reporting

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

Under the new organizational structure, our insurance segment is comprised primarily of the former international insurance and U.S. insurance segments, with Rupert Villers and John Cavoores acting as co-CEO’s of Aspen Insurance. William Murray leads our U.S. Insurance business, forming part of our newly established insurance segment. The reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance and James Few, President of Aspen Reinsurance.

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

Property Catastrophe Reinsurance:  Property catastrophe reinsurance is generally written on a treaty excess of loss basis. Excess of loss reinsurance provides coverage to primary insurance companies when aggregate claims and claim expenses from a single occurrence from a covered peril exceed a certain amount specified in a particular contract. Under these contracts, we provide protection to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. A loss from a single occurrence is limited to the initial policy limit and would not usually include the policy limit available following the payment of a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected regions or geographical areas.

Other Property Reinsurance:  Other property reinsurance is written on excess of loss, pro rata and facultative basis (U.S. and international) and includes our risk solutions business. Treaty excess of loss property treaty reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis, rather than to two or more risks in an insured event, as provided by catastrophe reinsurance. A “risk” in this context might mean the insurance coverage on one building or a group of buildings due to fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Our treaty pro rata reinsurance product provides proportional coverage to the reinsured. We share original losses in the same proportion as our share of premium and policy amounts although this may be subject to event limits which restrict the amount we are required to pay if the loss events affect more than one reinsured policy. Pro rata contracts typically involve close client relationships and are re-audited annually. Treaty pro rata business is written on an excess of loss basis for primary insurers in the U.S. as well as worldwide. This line has dual distribution with business written both directly and through brokers. The U.S. property facultative account is mostly written on a direct basis, whereas the international account is written both on a direct basis and through brokers. This line of business is not typically driven by natural perils. Our risk solutions business writes property insurance risks for a select group of U.S. program managers.

Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, pro rata and facultative basis and consists of U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. Our U.S. treaty business comprises of exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability.

Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and pro rata basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and specialty lines (marine, aviation, satellite). Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance. Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. We also write structured reinsurance contracts tailored to individual client circumstances. We entered the agricultural reinsurance market in February 2010 with a new team working in our Zurich office. This business consists of European agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business.

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

Casualty Insurance:  Our casualty insurance line comprises U.K. commercial liability, global excess casualty and U.S. casualty insurance (excess and surplus lines basis), written on a primary, quota share and facultative basis. The U.K. commercial liability team focuses on providing employers’ liability coverage and public liability coverage for insureds domiciled in the United Kingdom and Ireland. The global excess casualty line writes large, sophisticated and risk-managed insureds worldwide and covers broad-based risks including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market. The U.S. casualty account primarily consists of lines written within the general liability, umbrella liability and certain Errors and Omissions (“E&O”) insurance segments. Coverage on our general liability line is offered on those risks that are primarily contractors (general contractors and artisans) and other general liability business. Results on our contractor business for 2009 saw significant adverse development from prior accident years and consequently, in 2010 we significantly reduced the amount of contractor business written.

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, and aviation, written on a primary, quota share and facultative basis. The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides cover for the liabilities of companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. commercial construction sectors. In the energy physical damage line, we provide insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector. The marine hull team writes insurance covering the risks of physical damage for ships (including war and associated perils) and related marine assets. The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car. The aviation team focuses on providing physical damage insurance to hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide aviation hull deductible cover.

Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial institutions, professional liability (including management & technology liability) and financial and political risks, written on a primary, quota share and facultative basis. Our financial institutions business consists of professional liability, crime insurance and directors’ and officers’ cover. From a geographical perspective, the largest sector of the account comprises risks headquartered in the U.K., the next largest contributors are from Australia and the U.S. and, of the remainder, the largest amounts of business are from institutions in Canada, Western Europe and Scandinavia. We write both primary and excess of loss coverage for all types of financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models. Our U.K. based professional liability team writes an international portfolio of professional liability risks. The majority of our business emanates from the U.K. with some Australian and European business. We insure a wide range of professions including lawyers, surveyors, accountants, engineers, contractors and financial advisors. Risks are written on both a primary and excess of loss basis. In 2010, we commenced writing professional lines business through a new U.S.-based team. The business written covers a number of professions including lawyers, accountants, architects and engineers. We also write directors’ and officers’ insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions. Coverage is written on both a primary and excess basis. The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover) and kidnap and ransom (“K&R”). We write financial and political risks worldwide but with concentrations in a number of key countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$236.0	$179.8	$415.8
Net written premiums	229.6	147.4	377.0
Gross earned premiums	277.9	225.4	503.3
Net earned premiums	267.5	184.2	451.7
Underwriting Expenses
Losses and loss expenses	143.5	142.3	285.8
Policy acquisition expenses	43.9	31.7	75.6
Operating and administrative expenses	27.1	23.6	50.7

Underwriting profit/(loss)	53.0	(13.4)	39.6

Corporate expenses			(14.3)
Net investment income			58.1
Realized investment gains			22.1
Change in fair value of derivatives			(3.7)
Interest on long term debt			(3.9)
Net foreign exchange gains			3.4
Other income			1.8

Net income before tax			$103.1

Net reserves for loss and loss adjustment expenses	$2,242.9	$1,165.5	$3,408.4

Ratios
Loss ratio	53.6%	77.3%	63.3%
Policy acquisition expense ratio	16.4%	17.2%	16.7%
Operating and administrative expense ratio	10.1%	12.8%	14.4%
Expense ratio	26.5%	30.0%	31.1%

Combined ratio	80.1%	107.3%	94.4%

	Three Months Ended September 30, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$296.1	$194.2	$490.3
Net written premiums	289.3	172.8	462.1
Gross earned premiums	301.4	220.8	522.2
Net earned premiums	288.4	182.5	470.9
Underwriting Expenses
Losses and loss expenses	127.1	108.0	235.1
Policy acquisition expenses	49.3	30.3	79.6
Operating and administrative expenses	25.7	23.3	49.0

Underwriting profit	86.3	20.9	107.2

Corporate expenses			(14.7)
Net investment income			58.9
Realized investment gains			14.6
Change in fair value of derivatives			(2.0)
Interest on long term debt			(3.9)
Net foreign exchange gains			7.9
Other income			3.1

Net income before tax			$171.1

Net reserves for loss and loss adjustment expenses	$2,106.3	$874.2	$2,980.5

Ratios
Loss ratio	44.1%	59.2%	49.9%
Policy acquisition expense ratio	17.1%	16.6%	16.9%
Operating and administrative expense ratio	8.9%	12.8%	13.5%
Expense ratio	26.0%	29.4%	30.4%

Combined ratio	70.1%	88.6%	80.3%

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,009.4	$654.6	$1,664.0
Net written premiums	970.0	525.9	1,495.9
Gross earned premiums	882.5	661.4	1,543.9
Net earned premiums	849.7	549.5	1,399.2
Underwriting Expenses
Losses and loss expenses	546.7	394.6	941.3
Policy acquisition expenses	143.6	94.3	237.9
Operating and administrative expenses	79.5	65.9	145.4

Underwriting profit/(loss)	79.9	(5.3)	74.6

Corporate expenses			(34.7)
Net investment income			175.0
Realized investment gains			40.1
Change in fair value of derivatives			(7.8)
Interest on long term debt			(11.7)
Net foreign exchange gains			2.3
Other income			6.6

Net income before tax			$244.4

Net reserves for loss and loss adjustment expenses	$2,242.9	$1,165.5	$3,408.4

Ratios
Loss ratio	64.3%	71.8%	67.3%
Policy acquisition expense ratio	16.9%	17.2%	17.0%
Operating and administrative expense ratio	9.4%	12.0%	12.9%
Expense ratio	26.3%	29.2%	29.9%

Combined ratio	90.6%	101.0%	97.2%

	Nine Months Ended September 30, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,006.3	$655.1	$1,661.4
Net written premiums	958.4	495.0	1,453.4
Gross earned premiums	857.9	648.8	1,506.7
Net earned premiums	819.1	527.7	1,346.8
Underwriting Expenses
Losses and loss expenses	352.0	368.6	720.6
Policy acquisition expenses	152.5	86.5	239.0
Operating and administrative expenses	67.2	70.7	137.9

Underwriting profit	247.4	1.9	249.3

Corporate expenses			(34.2)
Net investment income			190.3
Realized investment gains			7.2
Change in fair value of derivatives			(5.9)
Interest on long term debt			(11.8)
Net foreign exchange gains			8.7
Other income			5.0

Net income before tax			$408.6

Net reserves for loss and loss adjustment expenses	$2,106.3	$874.2	$2,980.5

Ratios
Loss ratio	43.0%	69.9%	53.5%
Policy acquisition expense ratio	18.6%	16.4%	17.7%
Operating and administrative expense ratio	8.2%	13.4%	12.8%
Expense ratio	26.8%	29.8%	30.5%

Combined ratio	69.8%	99.7%	84.0%

6.	Investments

Fixed Maturities — Available-For-Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at September 30, 2010
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$747.0	$47.5	$—	$794.5
U.S. Agency Securities	312.0	32.0	—	344.0
Municipal Securities	32.2	1.9	—	34.1
Corporate Securities	2,241.9	175.4	(0.1)	2,417.2
Foreign Government Securities	567.9	26.2	(0.1)	594.0
Asset-backed Securities	70.3	6.1	(0.1)	76.3
Non-agency Residential Mortgage-backed Securities	30.3	10.1	—	40.4
Non-agency Commercial Mortgage-backed Securities	140.1	10.4	—	150.5
Agency Mortgage-backed Securities	1,049.7	52.4	(0.1)	1,102.0

Total fixed income	5,191.4	362.0	(0.4)	5,553.0

Short term Investments	297.5	—	—	297.5

Total	$5,488.9	$362.0	$(0.4)	$5,850.5

	As at December 31, 2009
		Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
		($ in millions)

U.S. Government Securities	$492.1	$17.4	$(2.0)	$507.5
U.S. Agency Securities	368.6	20.7	(0.2)	389.1
Municipal Securities	20.0	—	(0.5)	19.5
Corporate Securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed Securities	110.0	5.1	—	115.1
Non-agency Residential Mortgage-backed Securities	34.2	8.6	(0.6)	42.2
Non-agency Commercial Mortgage-backed Securities	178.5	2.5	(1.0)	180.0
Agency Mortgage-backed Securities	1,172.9	40.2	(3.5)	1,209.6

Total fixed income	5,064.3	198.7	(13.1)	5,249.9

Short term Investments	368.2	—	—	368.2

Total	$5,432.5	$198.7	$(13.1)	$5,618.1

The following table provides the contractual maturity distribution of our available for sale fixed income investments as of September 30, 2010. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2010
	Cost or
	Amortized	Fair
	Cost	Value
	($ in millions)

Due one year or less	$335.2	$341.5
Due after one year through five years	2,325.2	2,460.0
Due after five years through ten years	1,139.5	1,268.7
Due after ten years	101.1	113.6

Subtotal	3,901.0	4,183.8
Non-agency Residential Mortgage-backed Securities	30.3	40.4
Non-agency Commercial Mortgage-backed Securities	140.1	150.5
Agency Mortgage-backed Securities	1,049.7	1,102.0
Other asset-backed Securities	70.3	76.3

Total	$5,191.4	$5,553.0

Fixed Maturities — Trading.  The following tables present the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities:

	As at September 30, 2010
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$42.2	$0.6	$—	$42.8
U.S. Agency Securities	0.5	0.1	—	0.6
Municipal Securities	2.8	0.2	—	3.0
Corporate Securities	323.0	26.3	(0.1)	349.2
Foreign Government Securities	8.9	0.6	—	9.5
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	382.4	27.8	(0.1)	410.1
Short term Investments	2.0	—	—	2.0

Total	$384.4	$27.8	$(0.1)	$412.1

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$7.3	$—	$(0.8)	$6.5
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.8	—	—	1.8
Corporate Securities	313.2	16.6	(0.4)	329.4
Foreign Government Securities	4.8	0.2	—	5.0
Asset Backed Securities	5.0	—	—	5.0

Total fixed income	332.5	16.8	(1.2)	348.1
Short term Investments	3.5	—	—	3.5

Total	$336.0	$16.8	$(1.2)	$351.6

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Gross unrealized loss.  The following tables summarize as at September 30, 2010 and December 31, 2009, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at September 30, 2010
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$12.9	$—	$—	$—	$12.9	$—
U.S. Agency Securities	—	—	—	—	—	—
Foreign Government Securities	45.9	(0.1)	4.8	—	50.7	(0.1)
Municipal Securities	2.5	—	—	—	2.5	—
Corporate Securities	35.7	(0.1)	4.2	—	39.9	(0.1)
Asset-backed Securities	0.3	(0.1)	—	—	0.3	(0.1)
Non-agency Residential Mortgage- backed Securities	—	—	0.3	—	0.3	—
Non-agency Commercial Mortgage-backed Securities	5.0	—	0.9	—	5.9	—
Agency Mortgage-backed Securities	29.9	(0.1)	1.0	—	30.9	(0.1)

Total	$132.2	$(0.4)	$11.2	$—	$143.4	$(0.4)

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage- backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

As at September 30, 2010, the Company held 56 fixed maturities (December 31, 2009 — 277 fixed maturities) in an unrealized loss position with a fair value of $143.4 million (December 31, 2009 — $973.0 million) and gross unrealized losses of $0.4 million (December 31, 2009 — $13.1 million).

Other-than-temporary impairments.  The Company recorded other-than-temporary impairments for the three and nine months ended September 30, 2010 of $Nil (2009 — $1.8 million) and $0.3 million (2009 — $19.9 million), respectively. We review all of our investments in fixed maturities designated available for sale for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to that portion of the unrealized loss that is considered to be credit related. Non-credit related unrealized losses are included in other comprehensive income.

U.S. Government and Agency Securities.  U.S. government and agency securities are composed of bonds issued by the U.S. Treasury, Government National Mortgage Association (“GNMA”) and government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal Farm Credit Bank.

Corporate Securities.  Corporate securities are composed of short-term, medium-term and long-term debt issued by corporations and supra-national securities.

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

Short-Term Investments.  Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are held as part of the investment portfolio of the Company. Short-term investments are classified as either trading or available-for-sale according to the facts and circumstances of the investment held, and carried at estimated fair value.

Other Investments.  On May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and nine months ended September 30, 2010, fees of $Nil and $0.2 million, respectively, were payable to us.

The Company has determined that Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Cartesian Iris Offshore Fund L.P. is not consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services.

The Company accounts/accounted for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and nine months ended September 30, 2010, our share of gains and losses increased the value of our investment by $0.9 million (2009 — reduction of $0.3 million) and $1.4 million (2009 — reduction of $0.3 million), respectively. The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

Investment Purchases and Sales.  The following table sets out an analysis of investment purchases/(sales) and maturities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	($ in millions)		($ in millions)

Purchase of fixed maturity investments	$776.7	$691.6	$1,883.2	$2,064.7
(Proceeds) from sales and maturities of fixed maturity investments	(693.7)	(563.8)	(1,709.3)	(1,536.6)
Net purchases/(proceeds) from other investments sold	—	(277.2)	—	(412.2)
Net (sales)/purchases of short-term investments	(19.3)	125.1	(78.5)	217.0

Net (sales)/purchases	$63.7	$(24.3)	$95.4	$332.9

Investment Income.  The following is a summary of investment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	($ in millions)		($ in millions)

Fixed maturity investments – Available-for-sale	$54.1	$56.4	$163.7	$158.5
Fixed maturity investments – Trading portfolio	4.5	3.7	13.3	5.0
Short-term investments – Available-for-sale	0.5	(3.1)	1.2	3.3
Short-term investments – Trading portfolio	—	0.1	—	0.1
Fixed term deposits (included in cash and cash equivalents)	0.7	2.9	2.0	7.6
Other investments	—	—	—	20.2

Total	$59.8	$60.0	$180.2	$194.7
Investments expenses	(1.7)	(1.1)	(5.2)	(4.4)

Net investment income	$58.1	$58.9	$175.0	$190.3

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	($ in millions)		($ in millions)

Pre-tax realized and unrealized investment gains and losses included in income statement:
Available-for-sale short-term investments and fixed maturities:
Gross realized gains	$8.5	$11.4	$21.1	$28.3
Gross realized (losses)	(0.3)	(2.1)	(0.9)	(12.2)
Trading portfolio short-term investments and fixed maturities:
Gross realized gains	5.1	0.9	8.5	0.9
Gross realized (losses)	(0.6)	(0.1)	(1.7)	(0.1)
Net change in gross unrealized gains	8.5	5.2	12.0	9.1
Impairments:
Total other-than-temporary impairments	—	(1.8)	(0.3)	(19.9)
Equity accounted investments:
Gross realized gains in Cartesian Iris	0.9	1.1	1.4	1.1

Total pre-tax realized and unrealized investment gains and losses included in income statement:	$22.1	$14.6	$40.1	$7.2

Change in available-for-sale unrealized gains:
Fixed maturities	68.2	106.3	175.9	151.3
Short-term investments	—	8.7	—	15.6

Total change in pre-tax available-for-sale unrealized gains	68.2	115.0	175.9	166.9
Change in taxes	(6.7)	(24.3)	(14.5)	(37.6)

Total change in unrealized gains, net of taxes	$61.5	$90.7	$161.4	$129.3

7.	Fair Value Measurements

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

The following table presents our investments within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at September 30, 2010.

	September 30, 2010
	Level 1	Level 2	Level 3
	($ in millions)

Fixed income maturities available-for-sale, at fair value	$1,272.3	$4,265.4	$15.3
Short-term investments available-for-sale, at fair value	179.0	118.5	—
Fixed income maturities, trading at fair value	47.0	363.1	—
Short-term investments, trading at fair value	—	2.0	—
Derivatives at fair value	—	0.3	1.2

Total	$1,498.3	$4,749.3	$16.5

In the second quarter, we transferred $109.6 million of foreign government agency securities from Level 1 to Level 2 to bring our classification in line with the presentation for other government agency securities. No other transfers have occurred during the year.

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

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of July 1, 2010	$14.7	$3.1	$17.8
Total unrealized gains or (losses):
Included in comprehensive income	0.6	—	0.6
Included in earnings	—	(1.9)	(1.9)

Level 3 assets as of September 30, 2010	$15.3	$1.2	$16.5

	Nine Months Ended September 30, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in comprehensive income	0.4	—	0.4
Included in earnings	—	(5.5)	(5.5)

Level 3 assets as of September 30, 2010	$15.3	$1.2	$16.5

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of July 1, 2009	$18.3	$5.4	$23.7
Total unrealized gains or (losses):
Included in earnings	—	(1.8)	(1.8)
Included in comprehensive income	1.5	—	1.5
Sales	(5.8)	—	(5.8)

Level 3 assets as of September 30, 2009	$14.0	$3.6	$17.6

	Nine Months Ended September 30, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(5.5)	(5.5)
Included in comprehensive income	3.0	—	3.0
Sales	(5.8)	—	(5.8)
Settlements	—	(2.7)	(2.7)

Level 3 assets as of September 30, 2009	$14.0	$3.6	$17.6

The following table presents our liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$3.7
Interest rate swap	—	0.1	—

Liabilities under derivative contracts as of September 30, 2010	$—	$0.1	$3.7

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2010.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	($ in millions)

Beginning Balance	$5.6	$9.2
Total realized losses/(gains) included in earnings	2.4	2.4
Settlements	(4.3)	(7.8)

Ending Balance	$3.7	$3.8

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

Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverables on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The largest concentrations of reinsurance recoverables as at September 30, 2010, were with Lloyd’s on Lloyd’s syndicates which are all rated A (Excellent) by A.M. Best and A+ (Strong) by S&P and with Munich Re which is rated A+ (Superior) by A.M. Best and AA- (Very Strong) by S&P, for their financial strength. Balances with Lloyd’s and Munich Re represented 29.5% and 12.2%, respectively, of reinsurance recoverables.

9.	Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2010 and December 31, 2010:

As at September 30, 2010:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.0	Derivatives at fair value	$1.2	Liabilities under derivatives	$3.7
Interest rate swaps	$105.0	Derivatives at fair value	$0.3	Liabilities under derivatives	$0.1

As at December 31, 2009:

Derivatives Not
Designated as		Asset Derivatives		Liability Derivatives
Hedging Instruments	Notional	Balance Sheet		Balance Sheet
Under ASC 815	Amount	Location	Fair Value	Location	Fair Value
	($ in millions)		($ in millions)		($ in millions)

Credit insurance contract	$452.4	Derivatives at fair value	$6.7	Liabilities under derivatives	$9.2

The following table provides the unrealized and realized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2010 and 2009:

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as		Three Months Ended
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	September 30, 2010	September 30, 2009
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(1.7)	$(2.0)
Interest Rate Swap	Change in Fair Value of Derivatives	$(2.0)	$—

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as		Nine Months Ended
Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	September 30, 2010	September 30, 2009
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$(5.7)	$(5.9)
Interest Rate Swap	Change in Fair Value of Derivatives	$(2.1)	$—
Foreign Exchange Contract	Net Foreign Exchange Gains and Losses	$1.2	$1.8

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

On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation will trigger a final payment of $1.9 million to the contract counter-parties.

Foreign exchange contract.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations. As at September 30, 2010, the Company had no forward contracts outstanding.

Interest rate swaps.  The Company selectively hedges its exposure in its investment portfolio to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities. As at September 30, 2010, the Company held a number of standard fixed for floating interest rate swaps with a total notional amount of $105.0 million that are due to mature between August 2, 2012 and August 2, 2020. As at September 30, 2010, there was a charge in respect of the interest rate swaps for the quarter and the year of $2.0 million (2009 — $Nil) and $2.1 million (2009 — $Nil), respectively.

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at	As at
	September 30, 2010	December 31, 2009
	($ in millions)

Provision for losses and LAE at start of year	$3,331.1	$3,070.3
Less reinsurance recoverable	(321.5)	(283.3)

Net loss and LAE at start of year	3,009.6	2,787.0

Net loss and LAE expenses disposed of	(43.3)	(10.0)

Provision for losses and LAE for claims incurred:
Current year	950.1	1,032.5
Prior years	(8.8)	(84.4)

Total incurred	941.3	948.1

Losses and LAE payments for claims incurred:
Current year	(51.1)	(131.6)
Prior years	(432.2)	(677.0)

Total paid	(483.3)	(808.6)

Foreign exchange (gains)/losses	(15.9)	93.1

Net losses and LAE reserves at period end	3,408.4	3,009.6
Plus reinsurance recoverable on unpaid losses at period end	263.8	321.5

Loss and LAE reserves at September 30, 2010 and December 31, 2009	$3,672.2	$3,331.1

For the nine months ended September 30, 2010, there were reserve releases of $8.8 million compared to $71.0 million for the nine months ended September 30, 2009 in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases please refer to the section titled “Reserves for Losses and Loss Adjustment Expenses.”

The $43.3 million loss reserve portfolio transfer in the nine months ended September 30, 2010 relates to the commutation of structured contracts.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2010 and December 31, 2009.

	As at September 30, 2010		As at December 31, 2009
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary shares 0.15144558¢ per share	969,629,030	$1,469	969,629,030	$1,469
Non-Voting shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference shares 0.15144558¢ per share	100,000,000	152	100,000,000	152

		$ in		$ in
	Number	Thousands	Number	Thousands

Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	76,642,007	$116	83,327,594	$126
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		$131		$141

	As at September 30, 2010	As at December 31, 2009
	$ in millions	$ in millions

Additional paid-in capital	$1,561.5	$1,763.0

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the nine month period ended September 30, 2010.

Number of
Shares

Shares in issue at December 31, 2009	83,327,594
Share transactions in the nine months ended September 30, 2010:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	5,819
Shares issued to employees under the share incentive plan	760,098
Shares issued to non-employee directors	49,970
Repurchase of ordinary shares from shareholders	(7,501,474)

Shares in issue at September 30, 2010	76,642,007

Ordinary Share Repurchase.  On June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee. The shares were repurchased on July 7, 2010 and subsequently cancelled.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of our ordinary shares. The authorization for the repurchase program covers the period to March 1, 2012. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. On September 22, 2010, we initiated an open market purchase program to purchase ordinary shares in the open market. During the third quarter of 2010, we repurchased in the open market and subsequently cancelled a total of 264,555 ordinary shares under the repurchase program.

On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs & Co. (“Goldman Sachs”) to repurchase $200 million of our ordinary shares. The transaction was completed on May 26, 2010, when a total of 7,226,084 ordinary shares were received and cancelled. The repurchase completes the share repurchase program authorized by our Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

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

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. During the three and nine months ended September 30, 2010, the Names’ Trustee exercised 9,549 and 24,560 options on a cash and cashless basis, respectively (2009 — 627 and 4,469 options, respectively).

Employee and Non-Executive Director Awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted in the three and nine months ended September 30, 2010 (2009 — Nil); 215,068 options were exercised during the three months ended September 30, 2010 (2009 — 106,166); and 736,879 options were exercised during the nine months ended September 30, 2010 (2009 — 164,625). Compensation costs credited against income in respect of employee options for the three and nine months ended September 30, 2010 were $Nil and $0.5 million, respectively (2009 — charges of $0.5 million and $1.6 million, respectively).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and nine months ended September 30, 2010, the Company granted to employees 45,134 and 153,589 restricted share units, respectively (2009 — Nil and 42,291). In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 9, 2010 (with a grant date of February 11, 2010), the Board of Directors approved a total of 28,640 RSU’s for the non-employee directors (April 29, 2009 — Nil) and 17,902 RSU’s to the Chairman (April 29, 2009 — 8,439). Compensation costs charged against income in respect of restricted share units for the three and nine months ended September 30, 2010 were $1.0 million and $2.6 million, respectively (2009 — $0.7 million and $2.1 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. Compensation costs charged against income in the three and nine months ended September 30, 2010 in respect of performance shares were a charge of $2.7 million and a charge of $5.0 million, respectively (2009 — $5.5 million and $11.9 million).

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

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 1,582 shares were issued during the three and nine months ended September 30, 2010 (2009 — Nil). Compensation costs charged against income in the three and nine months ended September 30, 2010 in respect of the ESPP were $0.1 million and $0.5 million, respectively (2009 — $Nil and $Nil).

13.	Intangible Assets

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
		Insurance				Insurance
	Trade Mark	Licenses	Other	Total	Trade Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.6	$6.6	$3.3	$11.5	$1.6	$6.6	$—	$8.2
Additions	—	10.0	—	10.0	—	—	—	—
Amortization	—	—	(0.1)	(0.1)	—	—	—	—

End of the period	$1.6	$16.6	$3.2	$21.4	$1.6	$6.6	$—	$8.2

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
		Insurance				Insurance
	Trade Mark	Licenses	Other	Total	Trade Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.6	$6.6	$3.6	$11.8	$1.6	$6.6	$—	$8.2
Additions	—	10.0	—	10.0	—	—	—	—
Amortization	—	—	(0.4)	(0.4)	—	—	—	—

End of the period	$1.6	$16.6	$3.2	$21.4	$1.6	$6.6	$—	$8.2

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. We closed the transaction on March 22, 2010. The business writes a specialist account of K&R insurance which complements our existing political and financial risk line of business. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represents our assessment of the value of renewal rights, distribution channels and employees associated with the business.

On February 4, 2010, we entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. The value of these licenses was $10.0 million. We closed the transaction on August 16, 2010.

14.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2010 and December 31, 2009.

	As at September 30,	As at December 31,
	2010	2009
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,753.7	$1,495.8
Assets held in single-beneficiary trusts	58.6	55.7
Secured letters of credit(1)	504.2	528.3

Total	$2,316.5	$2,079.8

Total as % of cash and invested assets	32.1%	30.8%

(1)	As of September 30, 2010, the Company had funds on deposit of $703.7 million and £19.2 million (December 31, 2009 — $667.1 million and £18.8 million) as collateral for the secured letters of credit.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. The Company had $361.7 million of outstanding collateralized letter of credit under this facility at September 30, 2010.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $46.0 million of outstanding collateralized letters of credit under this facility at September 30, 2010.

On July 31, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450 million revolving credit facility with a three year $280 million revolving credit facility.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at September 30, 2010 amount to $220.1 million (December 31, 2009 — $219.8 million).

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of September 30, 2010 were:

						Later
	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	2.3	6.6	5.7	5.6	5.6	19.4	45.1

(c)	Variable interest entities

Cartesian Iris 2009A L.P and Cartesian Iris Offshore Fund L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and nine months ended September 30, 2010, fees of $Nil and $0.2 million, respectively, were payable to us.

The Company has determined that Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Cartesian Iris Offshore Fund L.P. is not consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2009, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Recent Developments

On October 5, 2010, we announced the appointment of John Cavoores as co-chief executive officer of our insurance operations, Aspen Insurance. Mr. Cavoores has been a member of our Board of Directors since 2006 and will be sharing executive oversight of Aspen Insurance with co-chief executive officer Rupert Villers. Mr. Cavoores has a particular focus on Aspen Insurance’s casualty and professional lines business while Mr. Villers concentrates on transportation related lines and financial lines with joint responsibility for property business. Geographically, Mr. Cavoores has executive oversight over Aspen Insurance’s U.S. platform, while Mr. Villers is responsibly for non-U.S. operations.

Effective October 8, 2010, we entered into five interest rate swaps with a notional amount of $100.0 million due to mature between October 8, 2012 and October 8, 2020. The swaps are part of the Company’s ordinary course of investment activities to hedge its exposure to interest rates.

On October 26, 2010 we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation will trigger a final payment of $1.9 million to the contract counter-parties.

On October 29, 2010, we received regulatory approval to establish a branch in Zurich, Switzerland to write insurance business (in addition to our currently existing branch which writes reinsurance business).

On November 4, 2010, the Company announced the appointment of Mr. Albert J. Beer to the board of directors in a non-executive capacity with effect from February 1, 2011. Mr. Beer has also been appointed to the Company’s Risk Committee and the Audit Committee, where he will serve as an additional financial expert.

Effective November 9, 2010, we entered into five interest rate swaps with a notional amount of $100.0 million due to mature between November 9, 2012 and November 9, 2020. The swaps are part of the Company’s ordinary course of investment activities to hedge its exposure to interest rates. This brings the Company’s total notional value of interest rate swaps to $305.0 million, maturing between August 2, 2012 and November 9, 2020.

Overview

We are a Bermuda holding company. We write insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda), Aspen Specialty and Aspen America Insurance Company(United States). Aspen U.K. also has branches in Paris, France; Zurich, Switzerland; Dublin, Ireland; Cologne, Germany; Singapore; Australia; and Canada. We operate in global markets for property and casualty insurance and reinsurance.

The most significant features of our results for the three and nine months ended September 30, 2010 were:

•	Diluted book value per share of $38.22, up 15.3% over the end of the third quarter of 2009 and up 3.4% from the end of the second quarter in 2010;

•	Diluted earnings per share of $1.08 for the quarter, down from $1.63 for the third quarter of 2009;

•	Third quarter net income after tax of $92.8 million, down from $145.8 million in the same quarter last year due to the combination of large losses and relative prior year reserve movement;

•	Completed the accelerated share repurchase transaction on May 21, 2010, resulting in the repurchase and cancellation of 7,226,084 shares during the first half of 2010; and

•	An increase of $68.3 million and $176.0 million in unrealized gains in the available for sale investment portfolio for the three and nine months ended September 30, 2010.

Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of diluted ordinary shares at the end of the period.

Shareholders’ equity and ordinary shares in issue as at September 30, 2010 and September 30, 2009 were:

	As at	As at
	September 30, 2010	September 30, 2009
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,440.7	$3,212.1
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders	$3,087.1	$2,858.5

Ordinary shares	76,642,007	83,094,615
Diluted ordinary shares	80,808,977	86,192,623

The following overview of our results for the three months ended September 30, 2010 and 2009 and of our financial condition at September 30, 2010, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums decreased to $415.8 million in the third quarter of 2010 when compared to 2009 with reductions in both the insurance and reinsurance segments but more significantly in reinsurance where we wrote more property reinsurance business in the first half of the year, and in our specialty and casualty divisions due to reductions in business written as a result of market conditions. The table below shows our gross written premiums for each segment for the three months ended September 30, 2010 and 2009, and the percentage change in gross written premiums for each segment.

	For the Three Months		For the Three Months
Business Segment	Ended September 30, 2010		Ended September 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Reinsurance	$236.0	(20.3)%	$296.1
Insurance	179.8	(7.4)%	194.2

Total	$415.8	(15.2)%	$490.3

Gross written premiums in the insurance segment have decreased by 7.4% to $179.8 million when compared to the third quarter of 2009 with the reduction due predominantly to our decision to write less casualty insurance business in the current difficult trading environment.

Reinsurance.  Total reinsurance ceded for the quarter of $38.8 million has increased by $10.6 million from the third quarter of 2009 mainly in the insurance segment and specifically reinsurance for our new U.S professional lines business and reinstatement costs in our marine, energy and transportation division.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2010 and 2009 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2010	Ended September 30, 2009

Reinsurance	53.6%	44.1%
Insurance	77.3%	59.2%

Total Loss Ratio	63.3%	49.9%

The loss ratio for the quarter of 63.3% has increased by 13.4 percentage points compared to the third quarter of 2009. The increase is due mainly to $6.2 million of prior year reserve strengthening in the current quarter compared with $44.2 million of reserve releases in the third quarter of 2009. Reserve releases in our reinsurance segment reduced from $33.2 million in the third quarter of 2009 to $3.3 million in the current period. The $29.9 million change in reserve releases in this segment from the prior year is equivalent to an 11.2 percentage point reduction in the current year loss ratio. The insurance segment had a $9.5 million reserve strengthening this quarter compared to an $11.0 million release in the third quarter of 2009. The $20.5 million variance is equivalent to an 11.1 percentage points increase in the insurance segment loss ratio for the third quarter of 2010.

We have presented loss ratios excluding the impact from prior year reserve adjustments and catastrophic losses to aid in the analysis of the underlying performance of our segments. We have defined catastrophic losses as losses associated with the Chilean earthquake in the first quarter of 2010 and the New Zealand earthquake in the third quarter of 2010. Our current pre tax estimate of loss for these events is $125.3 million for the Chilean earthquake and $20.4 million for the New Zealand earthquake. The underlying changes in accident year loss ratios by segment are also shown in the table below. The prior year claims adjustment in the table below reflects prior- year reserve movement and excludes premium adjustments. The current year claims adjustments represent catastrophic loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended September 30, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	53.6%	1.2%	(7.6)%	47.2%
Insurance	77.3%	(5.2)%	—%	72.1%
Total	63.3%	1.4%	(4.5)%	57.4%

				Accident Year Loss
				Ratio Excluding
			Current	Prior and
		Prior Year	Year	Current
	Total Loss	Claims	Claims	Year Claims
For the Three Months Ended September 30, 2009	Ratio	Adjustment	Adjustment	Adjustments

Reinsurance	44.1%	11.5%	—%	55.6%
Insurance	59.2%	6.0%	—%	65.2%
Total	49.9%	9.4%	—%	59.3%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended September 30, 2010 and 2009, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended September 30, 2010	Ended September 30, 2009

Reserve (strengthening)/releases ($ in millions)	$(6.2)	$44.2
% of net premiums earned	1.4%	9.4%

The $50.4 million variance is mainly due to a reduction in the size of reserve releases from the reinsurance segment compared to the third quarter in 2009 in particular from our other property reinsurance and casualty reinsurance divisions. The insurance reserve strengthening in the third quarter of 2010, of $9.5 million is mainly attributable to adverse development in our financial and professional lines while in the third quarter of 2009 we recognized a $11.0 million reserve release due to favorable experience across a number of lines. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2010 and 2009:

	For the Three Months	For the Three Months
	Ended September 30, 2010	Ended September 30, 2009

Policy acquisition expenses	16.7%	16.9%
Operating and administrative expenses	14.4%	13.5%

Expense ratio	31.1%	30.4%

The policy acquisition expense ratio of 16.7% for the quarter has reduced from 16.9% in the third quarter of 2009. The decrease is due to a combination of reduced profit related commissions and a change in the mix of business written where we have written a greater proportion of business in divisions with a lower average commission rate.

Operating and administrative expenses have increased to $65.0 million for the quarter compared with $63.7 million in the third quarter of 2009 with the operating and administrative expense ratio, as a percentage of net earned premium, increasing from 13.5% to 14.4% for the same period. The increase in the operating and administrative expense ratio is mainly due to lower gross earned premiums in our reinsurance segment, while the increase in costs overall is due to our investment in infrastructure and capabilities to support our expansion, in the U.K., U.S., Switzerland, and Germany.

Net investment income.  Net investment income for the quarter of $58.1 million has decreased from $58.9 million in the third quarter of 2009 due to reductions in portfolio yields.

Change in fair value of derivatives.  In the three months ended September 30, 2010, we recorded a reduction of $1.7 million (2009 — $2.0 million reduction) in the estimated fair value of our credit insurance contract including an interest expense credit of $0.2 million (2009 — charge of $0.2 million) and a charge of $2.1 million (2009 — $Nil) for the interest rate swap. Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended September 30, 2010 included $3.4 million of foreign currency exchange gains. Realized and unrealized gains included $8.2 million (2009 — $9.3 million) of net realized gains from the fixed income maturities available-for-sale portfolio, $4.5 million (2009 — $0.8 million) of net realized gains from our fixed income maturities trading portfolio, $8.5 million (2009 — $5.2 million) of net unrealized gains from our fixed income maturities trading portfolio, a charge of $Nil (2009 — $1.8 million) for investments we believe to be other-than-temporarily impaired and $0.9 million (2009 — $1.1 million) representing our share of earnings from our investment in Cartesian Iris.

Taxes.  The estimated effective rate of tax for the quarter is 10.0% (2009 — 14.8%). The reduction in the tax rate when compared to the third quarter of 2009 was due to the relative performance of our Bermuda, U.S. and U.K. operations. The effective tax rate for the year is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda where the rate of tax on corporate profits is zero while the U.K. corporate tax rate is 28% and the U.S. corporate tax rate is 35%.

Dividends.  The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended September 30, 2010 were $5.7 million (2009 — $5.6 million).

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $136.8 million to $3,440.7 million for the three months ended September 30, 2010. The most significant movements were:

•	unrealized appreciation on investments, net of taxes, of $61.5 million; and

•	net retained income after tax for the period of $75.6 million.

As at September 30, 2010, total ordinary shareholders’ equity was $3,087.1 million compared to $2,951.8 million at December 31, 2009. The remainder of our total shareholders’ equity, as at September 30, 2010, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2009 — $353.6 million).

The amount outstanding under our senior notes, less amortization of expenses, of $249.7 million (December 31, 2009 — $249.6 million) was the only material debt that we had outstanding as of September 30, 2010 and December 31, 2009.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2010, this ratio was 6.8% (December 31, 2009 — 7.0%).

Our preference shares are classified on our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 16.3% as of September 30, 2010 (December 31, 2009 — 17.0%)

Capital Management.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. This transaction was completed on May 26, 2010 resulting in the repurchase and cancellation of 7,226,084 ordinary shares in the first half of 2010. The repurchase completes the share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The purchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization for the repurchase program covers the period to March 1, 2012. This share repurchase program is in addition to the accelerated share repurchase completed on May 26, 2010. As at September 30, 2010, a total of 264,555 ordinary shares were repurchased and cancelled for a total cost of $7.7 million.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. As at September 30, 2010, Aspen Holdings held $54.5 million (December 31, 2009 — $33.5 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time.

As at September 30, 2010, our subsidiaries held $848.8 million (December 31, 2009 — $701.5 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2010 and for the foreseeable future.

As of September 30, 2010, we had in issue $504.2 million in letters of credit to cedants, for which the Company had funds on deposit of $734.2 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Market conditions are difficult with terms and conditions under pressure but for the most part pricing is broadly stable. As a result, we are scaling back the amount of business that we write in those areas where rates or terms have been most affected. Our diversified model allows us to concentrate on lines of business where business is better priced. In 2010 we have taken advantage of market timing; for example in property catastrophe reinsurance, we chose to write business earlier in the year giving us better rates as we anticipated prices would be weakening in April and July. We have also been able to benefit from increased bank lending and trade flow in financial and political risks insurance. Pricing in casualty business continues to be difficult, particularly given the current investment outlook, and we are reducing our exposure in this sector.

Reinsurance:  We have seen price declines accelerating on property catastrophe business at the July renewals reflecting both ample capacity and reduced demand from cedants through higher retentions and decreased exposures although we continue to view this as adequately priced business. We saw rate increases on international accounts affected by the Chile Earthquake loss, however, these were lower than we would have liked. We also anticipate rate increases in Marine Energy reinsurance following Deepwater Horizon.

Casualty reinsurance remains challenging with sustained rate pressure on original business although reinsurance markets generally continue to remain disciplined to date. Our international casualty reinsurance account held up well in the third quarter, with rates being flat on renewal business in Australia. In general terms, we do not expect the environment to improve until there is broader recognition of the challenges posed by lower interest rates and future claims. Within our specialty reinsurance division we have experienced good results in credit and surety reinsurance and in our agriculture reinsurance account, which we formed earlier this year.

Insurance:  Casualty lines continue to experience significant competitive pressures and now represent less than 15% of our third quarter gross written premiums for this segment, down from just over 27% in the comparable period last year. Property insurance is characterized by ample capacity and aggressive competitor behavior. In energy property insurance, the Deepwater Horizon loss had the effect of reversing the downward rating trend. The loss of the Aban Pearl drilling unit in Venezuela, at a cost to the market of $270 million to date, shortly afterwards acted as a further brake, and there is also continued uncertainty surrounding the ongoing regulation of the offshore drilling industry. These three factors should result in a positive rating environment but may be partly offset by surplus capacity in the market. In aviation, we believe that there could be some removal of capacity in 2011 for airline business but currently rates remain under pressure. We continue to underwrite very selectively in aviation and have focused on areas of the market such as deductible buy-back insurance. We have seen new entrants in the financial and political risk market and we expect price increases to be more muted as a result. Nevertheless pricing, particularly on the credit side, remains attractive and demand reflects banks’ growing appetite to lend.

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

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2010 and 2009 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Third quarter” below.

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

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2010 and 2009. The contributions of each segment to gross written premiums in the three months ended September 30, 2010 and 2009 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2010	Ended September 30, 2009
	% of total gross written premiums

Reinsurance	56.8%	60.4%
Insurance	43.2%	39.6%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2010	Ended September 30, 2009
	($ in millions)

Reinsurance	$236.0	$296.1
Insurance	179.8	194.2

Total	$415.8	$490.3

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess of loss, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty). Please see Note 5 to the financial statements for further descriptions of the lines of business within this segment.

Gross written premiums.  Gross written premiums in our reinsurance segment decreased by 20.3% compared to the three months ended September 30, 2009. The decrease in gross written premiums has come across lines, but in particular specialty reinsurance. In 2009, we wrote a specific contract within this division which was not available for renewal in 2010 and we have also reduced our appetite in certain accounts due to prevailing market profitability.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2010 and 2009, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2010		Ended September 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$51.3	(11.7)%	$58.1
Other property reinsurance	66.3	(12.2)	75.5
Casualty reinsurance	70.0	(11.5)	79.1
Specialty reinsurance	48.4	(42.0)	83.4

Total	$236.0	(20.3)%	$296.1

Losses and loss adjustment expenses.  The net loss ratio for the three months ended September 30, 2010 was 53.6% compared to 44.1% in the equivalent period in 2009. The increase in the loss ratio is attributable to a combination of catastrophe losses of $20.4 million from the New Zealand earthquake and to the reduction in the reserve releases which reduced from $33.2 million in the third quarter of 2009 to $3.3 million in the current period. Reserve releases in the third quarter of 2009 were significantly higher than past trend, driven by better than expected development on outstanding claims, particularly in our risk excess and property pro-rata books.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $43.9 million for the three months ended September 30, 2010 equivalent to 16.4% of net premiums earned (2009 — $49.3 million or 17.1% of net premiums earned). The reduction is mainly due to lower profit-related commissions and higher earned premium particularly from property catastrophe which has a lower average commission rate and which has provided a greater contribution to the total premiums earned. An increase in operating and administrative expenses of $1.4 million from the third quarter of 2009 is attributable mainly to an increase in general expenses as we continue to invest in the development of the business with new offices and new teams.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have decreased by 7.4% to $179.8 million for the quarter from $194.2 million in the equivalent period in 2009. The reduction in gross written premium is attributable to our casualty insurance lines where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes. Increases in property insurance and financial and professional lines mainly in our financial and political risk lines are due to new business opportunities and improving conditions in financial and political risk.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2010		Ended September 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$37.0	21.3%	$30.5
Casualty insurance	23.6	(55.6)	53.1
Marine, energy and transportation insurance	70.1	(6.5)	75.0
Financial and professional lines insurance	49.1	37.9	35.6

Total	$179.8	(7.4)%	$194.2

Losses and loss adjustment expenses.  The loss ratio for the quarter was 77.3% compared to 59.2% for the three months ended September 30, 2009. Losses for the three months ended September 30, 2010 include $35.9 million of net losses ($40.0 million including reinstatement premiums) from two oil pipeline spills and a gas explosion in California. The first oil pipeline loss affected the Kalamazoo River in Michigan and we are reserved for our full participation for this event. The second Enbridge loss in Romeoville is a second event cover for Enbridge. Our exposure for Romeoville is $10 million with the potential for very modest deterioration (less than $5 million) if the loss amount for the first event (Kalamazoo river) improves. Our maximum net exposure to the gas explosion for PG&E is $8.25 million, and we have currently reserved $5.9 million as we believe it is unlikely that the top layer of the cover will be affected.

Coverage for pipelines forms an integral part of an energy account and typically does not extend beyond bodily injury and/or property damage emanating from gas explosions or oil leaks. The losses we incurred from the Enbridge oil pipeline leaks and PG&E gas explosion were in line with our expectations for these types of events, although frequency was abnormally high. We commenced writing energy liability insurance in the second half of 2004 and since that time we have had fourteen pipeline related losses of which three occurred during the last quarter. Our maximum potential net line size for these types of coverage is $20 million. However our average line any one risk for our in-force business is $6.7 million.

Prior year reserve strengthening was $9.5 million compared to a release of $11.0 million in the three months ended September 30, 2009. The strengthening in the current quarter was due largely to our financial and professional lines where we have claims from financial institutions that have exposure to the financial crisis. The comparative period benefited from favorable loss experience across a number of lines of business which had experienced better than expected favorable development.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses of $31.7 million for the three months ended September 30, 2010 equivalent to 17.2% of net premiums earned (2009 — $30.3 million or 16.6% of net earned premium) were broadly in line with those in the third quarter of 2009. Operating and administrative expenses of $23.6 million in the third quarter of 2010 are broadly in line with the comparative period in 2009 due to both periods including reorganization costs from our U.S. operations and an allocation of Lloyd’s start-up costs.

Total Income Statement — Third quarter

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums decreased by 15.2% to $415.8 million in the third quarter of 2010 when compared to 2009 with the decrease arising primarily from our reinsurance segment. The decrease in gross written premium in our reinsurance segment is attributable mainly to specialty reinsurance following the repositioning of the account. Gross written premiums in the insurance segment have decreased by 7.4% to $179.8 million when compared to the third quarter of 2009 with lower contributions from casualty insurance, where market conditions are challenging, and marine, energy and transportation lines, where we have reduced our exposure to Gulf of Mexico business in our energy account.

Reinsurance.  Total reinsurance ceded for the quarter of $38.8 million has increased by $10.6 million from the third quarter of 2009 mainly in the insurance segment where we purchased reinsurance for our new U.S. professional lines business on an excess of loss basis and have recognized $3.3 million of reinstatement costs in our marine, energy and transportation division.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the third quarter of 2010 decreased by 3.6% compared to the third quarter of 2009 as a result of the reduction in gross written premiums particularly in the reinsurance segment.

Net premiums earned.  Net premiums earned have decreased by $19.2 million or 4.1% in the third quarter of 2010 compared to 2009 which is consistent with the decrease in gross earned premiums and the increase in reinsurance ceded for the quarter.

Losses and loss adjustment expenses.  The loss ratio for the quarter has increased by 13.4 percentage points compared to the third quarter of 2009 due to $6.2 million reserve strengthening in the current quarter compared to $44.2 million reserve releases in the third quarter of 2009, losses associated with the New Zealand earthquake and pipeline losses in the marine, energy and transportation division. Reserve releases in our reinsurance segment reduced from $33.2 million in the third quarter of 2009 to $3.3 million in the current period. The insurance segment had a $9.5 million reserve strengthening this quarter compared to an $11.0 million release in the third quarter of 2009.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2010 and 2009. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended September 30, 2010	Ended September 30, 2009

Policy acquisition expenses	15.0%	15.2%
Operating and administrative expenses	12.9%	12.2%

Gross expense ratio	27.9%	27.4%
Effect of reinsurance	3.2%	3.0%

Total net expense ratio	31.1%	30.4%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended September 30, 2010 and 2009 are shown in the following table:

	For the Three Months Ended			For the Three Months Ended
Ratios Based on Gross	September 30, 2010			September 30, 2009
Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	15.8%	14.1%	15.0%	16.4%	13.7%	15.2%
Operating and administrative expense ratio	9.8	10.5	12.9%	8.5	10.6	12.2%

Gross expense ratio	25.6	24.6	27.9%	24.9	24.3	27.4%
Effect of reinsurance	0.9	5.4	3.2%	1.1	5.1	3.0%

Total net expense ratio	26.5%	30.0%	31.1%	26.0%	29.4%	30.4%

The policy acquisition expense ratio of 16.7% for the quarter has reduced from 16.9% in the third quarter of 2009. The decrease is due to a combination of reduced profit related commissions and the mix of business including more property catastrophe reinsurance which has lower acquisition expenses.

The operating and administrative expense ratio, as a percentage of net earned premium, has increased from 13.5% to 14.4% for the same period with operating and administrative expenses increasing to $50.7 million for the quarter compared with $49.0 million in the third quarter of 2009. The slight increase in operating and administrative expenses is due to building out our U.S insurance capacity, a U.K. regional platform and establishing a foothold in the Swiss market to write insurance.

Total operating expenses for the three months ended September 30, 2010 include $14.3m (2009 — $14.7m) of corporate expenses which are not allocated to our underwriting segments. We consider corporate expenses to be certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net investment income.  Net investment income for the quarter of $58.1 million is broadly in line with the $58.9 million in the third quarter of 2009.

Change in fair value of derivatives.  In the three months ended September 30, 2010, we recorded a reduction of $1.7 million (2009 — $2.0 million) in the estimated fair value of our credit insurance contract including an interest credit of $0.2 million (2009 — charge of $0.2 million) and a charge of $2.1 million (2009 — $Nil) for the interest rate swaps. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses in the third quarter of 2010 did not include a charge for investments we believe to be other-than-temporarily impaired (2009 — $1.8 million).

Income before tax.  In the third quarter of 2010, income before tax was $103.1 million comprised of $25.3 million of underwriting income, $58.1 million in net investment income, and $25.5 million of net realized and unrealized investment and foreign exchange gains. In the third quarter of 2009, income before tax was $171.1 million which comprised $92.5 million of underwriting profits, $58.9 million in net investment income, $22.5 million of net foreign exchange and investment gains.

Income tax expense.  Income tax expense for the three months ended September 30, 2010 was $10.3 million. Our effective consolidated tax rate for the three months ended September 30, 2010 was 10.0% (2009 — 14.8%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2010. As discussed in the “Overview” above, the effective tax rate for the year is subject to revision.

Net income after tax.  Net income after tax for the three months ended September 30, 2010 was $92.8 million, equivalent to $1.14 basic earnings per ordinary share adjusted for the $5.7 million preference share dividends and $1.08 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the three months ended September 30, 2010. The net income for the three months ended September 30, 2009 was $145.8 million equivalent to basic earnings per ordinary share of $1.69 adjusted for the $5.6 million preference share dividend and fully diluted earnings per share of $1.63.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2010 and 2009 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Nine Months Ended September 30, 2010” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2010 and 2009. The contributions of each segment to gross written premiums in the nine months ended September 30, 2010 and 2009 were as follows:

	Gross Written Premiums
	For the Nine Months	For the Nine Months
Business Segment	Ended September 30, 2010	Ended September 30, 2009
	% of total gross written premiums

Reinsurance	60.7%	60.6%
Insurance	39.3%	39.4%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Nine Months	For the Nine Months
Business Segment	Ended September 30, 2010	Ended September 30, 2009
	($ in millions)

Reinsurance	$1,009.4	$1,006.3
Insurance	654.6	655.1

Total	$1,664.0	$1,661.4

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk of loss, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, agriculture, structured and specialty). Please see Note 5 of the Unaudited Condensed Consolidated Financial Statements for further descriptions of the lines of business within this segment.

Gross written premiums.  Gross written premiums of $1,009.4 million in our reinsurance segment are in line with the nine months ended September 30, 2009 of $1,006.3 million. The increase in gross written premiums in catastrophe reinsurance is due to deploying more of our catastrophe capacity earlier in the year than in 2009 on the basis that we expected catastrophe prices to decrease during the remainder of the year and reflect also $12.8 million of reinstatement premiums associated with the Chilean earthquake. Gross written premiums have reduced by 11.8% in other property reinsurance as we reduce our appetite for proportional treaty exposures.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2010 and 2009, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2010		Ended September 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$288.7	14.0%	$253.3
Other property reinsurance	220.7	(11.8)	250.1
Casualty reinsurance	296.0	(1.9)	301.6
Specialty reinsurance	204.0	1.3	201.3

Total	$1,009.4	0.3%	$1,006.3

Losses and loss adjustment expenses.  The net loss ratio for the nine months ended September 30, 2010 was 64.3% compared to 43.0% in the equivalent period in 2009. The increase in the loss ratio is attributable to losses of $145.7 million ($132.9 million net of reinstatement premiums) relating to the earthquakes in Chile and New Zealand compared to an absence of significant catastrophe-related losses in the comparable period of 2009. Net reserve releases of $29.5 million (2009 — $81.1 million) were due mainly to favorable claims development in most lines but are significantly lower than the comparable period of 2009 in particular for property catastrophe and specialty reinsurance.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  The policy acquisition expense ratio of 16.9% of net premiums earned for the nine months ended September 30, 2010 was 1.7 percentage points below the same period in 2009 (2009 — 18.6%) due largely to the mix of business with property catastrophe which attracts lower average commission rates. This line of business has lower brokerage costs and provides a greater contribution to the total amount of business written. The increase in operating and administrative expenses of $12.3 million from the same period of 2009 is attributable mainly to an increase in general expenses as we continue to invest in the development of the business and establish new offices and our new credit and surety and agriculture lines.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the Unaudited Condensed Consolidated Financial Statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums of $654.6 million for the nine months ended September 30, 2010 are in line with the $655.1 million from the equivalent period in 2009. Gross written premium has increased in both property insurance lines and financial and professional business where we saw opportunities to write business that met our profitability requirements. This has compensated for difficult trading conditions in our casualty insurance and marine, energy and transportation lines.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2010		Ended September 30, 2009
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$143.0	29.2%	$110.7
Casualty insurance	105.5	(28.8)	148.2
Marine, energy and transportation insurance	298.8	(6.2)	318.5
Financial and professional lines insurance	107.3	38.1	77.7

Total	$654.6	(0.1)%	$655.1

Losses and loss adjustment expenses.  The loss ratio for the nine months ended September 30, 2010 was 71.8% compared to 69.9% for the nine months ended September 30, 2009. Losses for the nine months ended September 30, 2010 included $10.7 million for the Deepwater Horizon oil spill and $35.9 million of net losses ($40.0 including reinstatement premiums) from two oil pipeline spills and a gas explosion in California. Prior year reserve strengthening was $20.7 million compared to $10.1 million in the nine months ended September 30, 2009.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $94.3 million for the nine months ended September 30, 2010 equivalent to 17.2% of net premiums earned (2009 — $86.5 million or 16.4% of net earned premium), with the increase due mainly to a reduction in ceding commission income for U.S. property insurance following the cancellation of a reinsurance quota share. Operating and administrative expenses of $65.9 million for the nine months ended September 30, 2010 are $4.8 million less than the comparative period in 2009 due to the prior year including reorganization costs from our U.S. operations, set up cost for our new U.K. regional platform and Cologne offices and an allocation of Lloyd’s start-up costs.

Total Income Statement — Nine Months Ended September 30, 2010

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Gross written premiums for the first nine months of 2010 have increased by 0.2% to $1,664.0 million when compared to the same period of 2009 with both segments in line with last year. Gross written premiums in the reinsurance segment contain an additional $26.5 million from new teams (credit and surety and agriculture) and $35.3 additional catastrophe premium which includes $12.8 million of reinstatement premiums from the Chilean earthquake. These increases are compensated for by reductions in other property reinsurance and other specialty lines of business. Gross written premiums in the insurance segment of $654.6 million for the first nine months of 2010 are in line with the same period of 2009 with additional contributions from property insurance and financial and professional lines where we saw opportunities to write business that met our profitability requirements compensating for reductions in casualty and marine, energy and transportation.

Reinsurance ceded.  Total reinsurance ceded of $168.1 million has decreased by $39.9 million from the first nine months of 2009, due mainly to the insurance segment following the cancellation of a reinsurance quota share for U.S. property insurance, reduced exposures and higher retentions.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first nine months of 2010 increased by 2.5% compared to the same period of 2009 reflecting the higher written premium earlier in the year and the $12.8 million of reinstatement premiums from the Chilean earthquake.

Net premiums earned.  Net premiums earned have increased by $52.4 million or 3.9% in the first nine months of 2010 compared to 2009 which is consistent with the increase in gross earned premiums and the reduction in the cost of our reinsurance purchased in that period.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses have increased by 30.6% from $720.6 million in 2009 to $941.3 million in 2010 primarily due to $145.7 million of losses from the Chilean earthquake in the first quarter of 2010. Reserve releases were $62.2 million lower in the current period due to less favorable development impacting international casualty reinsurance, professional lines and marine and transportation insurance.

We have defined catastrophic losses as losses associated with the Chilean earthquake in the first quarter of 2010 and the New Zealand earthquake in the third quarter of 2010. Our current estimate of loss for these events is $125.3 million for the Chilean earthquake and $20.4 million for the New Zealand earthquake. The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments.

The current year claims adjustments represent catastrophic loss events.

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Nine Months Ended September 30, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	64.3%	3.5%	(16.4)%	51.4%
Insurance	71.8%	(3.8)%	—%	68.0%
Total	67.3%	0.6%	(9.9)%	58.0%

				Accident Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Nine Months Ended September 30, 2009	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	43.0%	9.9%	—%	52.9%
Insurance	69.9%	(1.9)%	—%	68.0%
Total	53.5%	5.3%	—%	58.8%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2010 and 2009. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Nine Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2009

Policy acquisition expenses	15.4%	15.9%
Operating and administrative expenses	11.7%	11.4%

Gross expense ratio	27.1%	27.3%
Effect of reinsurance	2.8%	3.2%

Total net expense ratio	29.9%	30.5%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended September 30, 2010 and 2009 are shown in the following table:

	For the Nine Months Ended			For the Nine Months Ended
Ratios Based on Gross	September 30, 2010			September 30, 2009
Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	16.3%	14.3%	15.4%	17.8%	13.3%	15.9%
Operating and administrative expense ratio	9.0	10.0	11.7	7.8	10.9	11.4

Gross expense ratio	25.3	24.3	27.1	25.6	24.2	27.3
Effect of reinsurance	1.0	4.9	2.8	1.2	5.6	3.2

Total net expense ratio	26.3%	29.2%	29.9%	26.8%	29.8%	30.5%

The policy acquisition ratio, gross of the effect of reinsurance, has reduced marginally to 15.4% for the nine months ended September 30, 2010 from 15.9% for the comparative period in 2009. The current year includes a higher contribution from property catastrophe reinsurance which attracts a lower average commission charge. The increase in acquisition costs for insurance is due to changes in business mix which changed the relative contributions from business lines that have different average acquisition costs. Overall operating costs have remained consistent as a percentage of gross earned premiums when compared to last year although a small increase is due to the continued investment in new teams.

Between the two periods, we have experienced a $7.5 million increase in our operating and administrative expenses. The increase is due mainly to staff and reorganization costs as we continue to invest in the development of our business.

Total operating expenses for the nine months ended September 30, 2010 include $34.7 million (2009 — $34.2 million) of corporate expenses which are not allocated to our underwriting segments. We consider corporate expenses to be certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share based compensation expense and costs associated with operating as a publicly traded company.

Net investment income.  Net investment income of $175.0 million is down from $190.3 million last year as the first half of 2009 benefited from a positive return from our investment in funds of hedge funds and higher book yields. Book yield on our fixed income portfolio of 3.9% has decreased from the second quarter of 2010 and the third quarter of 2009 due mainly to the persisting low interest rate environment. The portfolio duration has decreased to 3.1 years from 3.3 years at the end of 2009 and 3.3 years in the third quarter of 2009. The average credit quality of our fixed income portfolio is “AA+”, with 72% (2009 — 73%) of the portfolio being rated “AA” or higher.

Change in fair value of derivatives.  In the nine months ended September 30, 2010, we recorded a reduction of $5.7 million (2009 — $5.8 million) in the estimated fair value of our credit insurance contract including $0.2 million (2009 — $0.4 million) of interest expense and a charge of $2.1 million (2009 — $Nil) for interest rate swaps. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro economic conditions. The process of determining whether a decline in value is “other-than-temporary” requires considerable judgment. As part of the assessment process we also evaluate whether it is more likely than not that we will sell any fixed maturity security in an unrealized loss position before its market value recovers to amortized cost. Once a security has been identified as other-than-temporarily impaired, the amount of any impairment included in net income is determined by reference to the portion of the unrealized loss that is considered credit-related. Non-credit related unrealized losses are included in other comprehensive income. The realized investments losses for the first nine months of 2010 include a $0.3 million charge for investments we believe to be other-than-temporarily impaired (2009 — $19.9 million). These losses were credit related and therefore are included in the income statement.

Income before tax.  In the first nine months of 2010, income before tax was $244.4 million and comprised $39.9 million of underwriting income, $175.0 million of net investment income, $42.4 million of net realized and unrealized investment and foreign exchange gains, $1.2 million of other expenses and $11.7 million of interest expense. In the first nine months of 2009, income before tax was $408.6 million which comprised $215.1 million of underwriting profits, $190.3 million of net investment income, $15.9 million of net foreign exchange and investment gains, $0.9 million of other expenses and $11.8 million of interest expense. Our decrease in underwriting income in 2010 was mainly due to $132.9 million of losses (net of reinstatements) associated with the Chilean and New Zealand earthquakes and a $62.2 million reduction in reserve releases. The change in net foreign exchange and investment gains when compared to the first nine months of 2009 was due predominantly to the reduction in charges relating to other-than-temporary impairments of $0.3 million (2009 — $19.9 million).

Income tax expense.  Income tax expense for the nine months ended September 30, 2010 was $24.4 million. Our effective consolidated tax rate for the nine months ended September 30, 2010 was 10.0% (2009 — 15.0%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2010. As discussed in the “Overview” above, the effective tax rate for the year may be subject to revision.

Net income after tax.  Net income after tax for the nine months ended September 30, 2010 was $220.0 million, equivalent to $2.63 basic earnings per ordinary share adjusted for the $17.1 million preference share dividends and $2.51 fully diluted earnings per ordinary share adjusted for the preference share dividends on the basis of the weighted average number of ordinary shares in issue during the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2009 was $347.6 million equivalent to basic earnings per ordinary share of $4.37 adjusted for the $18.3 million preference share dividend and fully diluted earnings per share of $4.25.

Reserves for Losses and Loss Adjustment Expenses

As of September 30, 2010, we had total net loss and loss adjustment expense reserves of $3,408.4 million (December 31, 2009 — $3,009.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,672.2 million at the balance sheet date of September 30, 2010, a total of $2,264.8 million or 61.7% represented IBNR claims (December 31, 2009 — $1,946.3 million and 58.4%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at September 30, 2010
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,307.9	$(65.0)	$2,242.9
Insurance	1,364.3	(198.8)	1,165.5

Total losses and loss expense reserves	$3,672.2	$(263.8)	$3,408.4

	As at December 31, 2009
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,069.4	$(81.0)	$1,988.4
Insurance	1,261.7	(240.5)	1,021.2

Total losses and loss expense reserves	$3,331.1	$(321.5)	$3,009.6

The reduction in reinsurance recoverables is due to settlements in our insurance segment related mainly to losses in our marine, energy and transportation lines from gross losses associated with Hurricane Ike and Hurricane Gustav.

For the nine months ended September 30, 2010, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $8.8 million. An analysis of this reduction by business segment is as follows for each of the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	($ in millions)		($ in millions)

Reinsurance	$3.3	$33.2	$29.5	$81.1
Insurance	(9.5)	11.0	(20.7)	(10.1)

Total Losses and loss expense reserves reductions	$(6.2)	$44.2	$8.8	$71.0

The key elements which gave rise to the net adverse development during the three months ended September 30, 2010 were as follows:

Reinsurance.  Net reserve releases of $3.3 million in the current quarter were spread across two of four reinsurance lines, with releases in other property reinsurance and casualty reinsurance partially offset by some small strengthening in both property catastrophe and specialty reinsurance. The largest strengthening in the quarter was $5.0 million from property catastrophe reinsurance.

Insurance.  The net reserve strengthening of $9.5 million in the quarter in the insurance segment was due largely to our financial and professional lines where we have isolated claims from financial institutions that have exposure to Madoff and the financial crisis.

This included one new development with the potential to result in professional indemnity claims against a bank which advised hedge fund investors in respect of Madoff. Our participation in this program is 20% of two excess layers with a total exposure for us of $10 million of which we have reserved 50%. In addition, there are two other Madoff related notifications where we have established precautionary reserves in our insurance segment in previous quarters. One of these notifications is now fully reserved for our participation and the other is reserved fully on the lower of two layers. There is only $5 million of exposure on the higher layer.

Our financial and professional lines account includes financial institutions, professional indemnity and D&O which we commenced underwriting in late 2007. The account is mainly written on a claims made basis and as a result insureds are required to inform underwriters of any circumstances which may develop into claims in the form of notifications. Notifications are distinct from actual claims in that they are often made by insureds at an early stage and on a cautionary basis, often before material facts or circumstances which impact on liability have become known. As a result, the majority of notifications typically do not lead to covered claims. Accordingly, a reserving decision based on notifications is an assessment made based on our knowledge of the facts of a specific case as notified at the time and our general understanding of similar matters. As a result, it does not constitute an acknowledgement or admission either that a claim has arisen or that such a claim is covered by the terms of the relevant policy. Our reserving approach to financial and professional lines as part of our reserving process however has been appropriately conservative and includes a thorough quarterly review of notified circumstances.

As regards losses to financial institutions emanating from the sub-prime litigation, the credit crisis and associated exposures, we held net reserves of $153.0 million, plus $18 million of paid losses. These reserves are as at September 30, 2010 and cover both our insurance and reinsurance segments.

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

In 2011, we intend to publish loss triangles to further enhance understanding of our reserving position and financial performance by segment and lines of business when data is available.

For a more detailed description see “Management’s Discussion and Analysis — Critical Accounting Policies” and “Management’s Discussion and Analysis — Reserves for Losses and Loss Adjustment

Expenses,” included in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Balance Sheet

Total cash and investments

At September 30, 2010 and December 31, 2009, total cash and investments, including accrued interest receivable, were $7.3 billion and $6.8 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2010		As at December 31, 2009
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$794.5	10.9%	$507.5	7.4%
U.S. Government Agency Securities	344.0	4.7%	389.1	5.7%
Municipal Securities	34.1	0.5%	19.5	0.3%
Corporate Securities	2,417.2	33.3%	2,264.6	33.2%
Foreign Government Securities	594.0	8.2%	522.3	7.7%
Asset-backed Securities	76.3	1.1%	115.1	1.7%
Mortgage-backed Securities	1,292.9	17.8%	1,431.8	21.0%

Total Fixed Income — Available for Sale	5,553.0	76.5%	5,249.9	77.0%
Marketable Securities — Trading
U.S. Government Securities	42.8	0.6%	6.5	0.1%
U.S. Government Agency Securities	0.6	—	0.4	—
Municipal Securities	3.0	—	1.8	—
Corporate Securities	349.2	4.8%	329.4	4.8%
Foreign Government Securities	9.5	0.1%	5.0	0.1%
Asset-backed Securities	5.0	0.1%	5.0	0.1%

Total Fixed Income — Trading	410.1	5.6%	348.1	5.1%
Total Other Investments	28.7	0.4%	27.3	0.4%
Total Short-term Investments — Available-for-Sale	297.5	4.1%	368.2	5.4%
Total Short-term Investments — Trading	2.0	—	3.5	0.1%
Total Cash and Cash Equivalents	914.3	12.6%	748.4	11.0%
Total Receivable for Securities Sold	2.1	—	11.9	0.2%
Total Accrued Interest Receivable	57.2	0.8%	54.6	0.8%

Total Cash and Investments	$7,264.9	100.0%	$6,811.9	100.0%

Fixed maturities.  At September 30, 2010, the average credit quality of our fixed income portfolio is “AA+,” with 96% of the portfolio being rated “A” or higher. At December 31, 2009, the average credit quality of our fixed income portfolio was “AA+,” with 95% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has decreased as at September 30, 2010 to 3.1 years from 3.3 years as at December 31, 2009 as we have taken a more defensive duration stance in light of the prevailing interest rate environment.

Mortgage-Backed Securities.  The following table summarizes the fair value of our mortgage-backed securities (“MBS”) by rating and class at September 30, 2010:

	AAA	AA and Below	Total

Agency	$1,102.0	$—	$1,102.0
Non-agency Residential	4.9	35.5	40.4
Non-agency Commercial	124.0	26.5	150.5

Total Mortgage-backed Securities	$1,230.9	$62.0	$1,292.9

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative-A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At September 30, 2010, we had $8.8 million invested in alt-A securities (December 31, 2009 — $9.3 million).

Other investments.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and nine months ended September 30, 2010, fees of $Nil and $0.2 million, respectively, were payable to us.

The Company has determined that Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Cartesian Iris Offshore Fund L.P. is not consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services.

					Undistributed
	Aspen’s			Funds	Fair Value of
	Investment	Realized Gain	Fair Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$25.0	$2.8	$27.8	$(27.8)	$—

Cartesian Iris Offshore Fund L.P.	27.8	0.9	28.7	—	28.7

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

At September 30, 2010, we obtained an average of 3.1 quotes per investment, compared to 3.4 quotes at December 31, 2009. Pricing sources used in pricing our fixed income investments at September 30, 2010 and December 31, 2009, respectively, were as follows:

	As at	As at
	September 30, 2010	December 31, 2009

Index providers	82.5%	81.5%
Pricing services	12.8%	13.2%
Broker-dealers	4.7%	5.3%

Total	100.0%	100.0%

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

As at September 30, 2010			As at December 31, 2009
Rating With	Rating without	Market	Rating With	Rating without
Guarantee	Guarantee	Value	Guarantee	Guarantee	Market Value
		($ in millions)			($ in millions)

AAA	AAA	$100.4	AAA	AAA	$141.9
	AA	16.3		AA	16.2
	AA−	12.6		AA−	3.0
	A+	64.0		A+	69.8
	A	34.0		A	34.1
	A−	95.9		A−	107.0
	BBB+	15.7		BBB+	7.7
	BBB	3.1		BBB	—
	BBB−	22.4		BBB−	20.9
AA+	AA+	30.5	AA+	AA+	15.0
	AA	—		AA	27.8
	AA−	1.9		AA−	—
	A+	9.2		A+	—
	A	6.5		A	17.3
AA	AA	1.4	AA	AA	3.2
AA−	AA−	3.3	AA−	AA−	—
A−	A−	1.9	A−	A−	—
BBB−	BBB−	0.1	BBB−	BBB−	0.1

		$419.2			$464.0

Our exposure to mono-line insurers was limited to 1 municipal holding (2009 — 1 municipal holding) as at September 30, 2010 with a market value of $0.1 million (2009 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.

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

Capital Management

Capital Management.  On January 5, 2010, we entered into an accelerated share repurchase program with Goldman Sachs to repurchase $200 million of our ordinary shares. This transaction was completed on May 26, 2010 resulting in the repurchase and cancellation of 7,226,084 ordinary shares in the first half of 2010. The repurchase completed the share repurchase program authorized by the Board of Directors and announced on February 6, 2008. The repurchase was funded with cash available and the sale of investment assets.

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares. The authorization for the repurchase program covers the period to March 1, 2012. This share repurchase program is in addition to the accelerated share repurchase completed on May 26, 2010. As at September 30, 2010, a total of 264,555 ordinary shares were repurchased and cancelled for a total cost of $7.7 million.

On March 31, 2009, we repurchased and cancelled 2,672,500 million of our 7.401% $25 liquidation value preference shares (NYSE: AHL-PA) at a price of $12.50 per share. The repurchase resulted in a first quarter gain attributable to ordinary shareholders of approximately $31.5 million which was not recognized in the income statement but was included in the calculation of earnings per share.

The following table shows our capital structure at September 30, 2010 compared to December 31, 2009.

	As at	As at
	September 30, 2010	December 31, 2009
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,087.1	$2,951.8
Preference shares (liquidation preference less issue expenses)	353.6	353.6
Long-term debt	249.7	249.6

Total capital	$3,690.4	$3,555.0

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2010, this ratio was 6.8% (December 31, 2009 — 7.0%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 16.3% as of September 30, 2010 (December 31, 2009 — 17.0%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,440.7 million at September 30, 2010 (December 31, 2009 — $3,305.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at September 30, 2010, Aspen Holdings held $54.5 million (December 31, 2009 — $33.5 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Holding company liquidity depends on dividends, capital distributions and interest payments from our Insurance Subsidiaries.

In the nine months ended September 30, 2010, Aspen U.K. Holdings paid Aspen Holdings interest of $27.4 million (2009 — $27.4 million) in respect of an intercompany loan and dividends of $15.0 million (2009 — $138.0 million).

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

Insurance subsidiaries.  As of September 30, 2010, the Insurance Subsidiaries held approximately $848.8 million (December 31, 2009 — $701.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2010 and for the foreseeable future.

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

The liquidity of our Insurance Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2010 and December 31, 2009:

	As at September 30,	As at December 31,
	2010	2009
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,753.7	$1,495.8
Assets held in single beneficiary trusts	58.6	55.7
Secured letters of credit(1)	504.2	528.3

Total	$2,316.5	$2,079.8

Total as % of cash and invested assets	32.1%	30.8%

(1)	As of September 30, 2010, the Company had funds on deposit of $703.7 million and £19.2 million (December 31, 2009 — $667.1 million and £25.3 million) as collateral for the secured letters of credit.

For more information see Note 14(a) and our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the nine months ended September 30, 2010.  Total net cash flow from operations from December 31, 2009 through September 30, 2010 was $502.3 million, a reduction of $14.7 million over the comparative period. The reduction was due mainly to lower premium receipts and increases in net claims settlements. For the nine months ended September 30, 2010, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On August 27, 2010, we paid a dividend of $0.15 per ordinary share to shareholders of record on August 12, 2010. On October 1, 2010, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on September 15, 2010. On October 1, 2010, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on September 15, 2010.

Credit Facility.  On July 30, 2010, we entered into a three-year $280 million revolving credit facility pursuant to a credit agreement (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Insurance Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays Bank plc, as administrative agent, Citibank, NA, as syndication agent, Credit Agricole CIB, Deutsche Bank Securities Inc. and The Bank of New York Mellon, as co-documentation agents and The Bank of New York, as collateral agent.

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the facility is $280,000,000, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75,000,000. The facility will expire on July 30, 2013. As of September 30, 2010, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at September 30, 2010, we had $361.7 million of outstanding collateralized letters of credit under this facility.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200 million secured letter of credit facility with Barclays Bank plc, which is described on our current report on Form 8-K filed on October 7, 2009. As at September 30, 2010, we had $46.0 million of outstanding collateralized letters of credit under this facility compared to $53.8 million at the end of 2009.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of September 30, 2010:

						Later
	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	$2.3	$6.6	$5.7	$5.6	$5.6	$19.4	$45.1
Long-Term Debt Obligations(1)	—	—	—	—	$249.7	—	$249.7
Reserves for Losses and loss adjustment expenses(2)	$299.7	$1,037.2	$657.9	$441.3	$298.9	$937.2	$3,672.2

(1)	The long-term debt obligations disclosed above do not include the $15 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2009 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2009 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2010 included elsewhere in this report.

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

Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. In addition the Company selectively hedges its exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities.

As at September 30, 2010, our fixed income portfolio had an approximate duration of 3.1 years. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
		($ in millions, except percentages)

Market value $ in millions	$6,458.6	$6,360.6	$6,262.6	$6,164.6	$6,066.6
Gain/(loss) $ in millions	196.0	98.0	—	(98.0)	(196.0)
Percentage of portfolio	3.1%	1.6%	—%	(1.6)%	(3.1)%

Equity risk.  We had invested in two funds of hedge funds where the underlying hedge funds consisted of diverse strategies and securities. In February 2009, we gave notice to redeem our remaining investments in funds of hedge funds with effect on September 30, 2009, which would reduce our exposure to equity risk. As the notices of redemption have taken effect, we are no longer exposed to changes in the net asset value of the funds.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of September 30, 2010, approximately 83% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 9% were in other currencies. For the nine months ended September 30, 2010, approximately 21% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2010.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2010, would have impacted reported net comprehensive income by approximately $33.4 million for the nine months ended September 30, 2010.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations. There were no outstanding foreign currency contracts at September 30, 2010 or at September 30, 2009.

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2010 and December 31, 2009, the average rating of fixed income securities in our investment portfolio was “AA+”.

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

See Note 9 to the unaudited financial statements for the three months ended September 30, 2010 above.

The table below shows our reinsurance recoverables as of September 30, 2010 and December 31, 2009, and our reinsurers’ ratings.

	As at	As at
A.M. Best	September 30, 2010	December 31, 2009
	($ in millions)	($ in millions)

A++	$15.9	$13.2
A+	66.5	57.0
A	157.0	226.2
A−	17.1	21.3
Fully collateralized	—	0.5
Not rated	7.3	3.3

Total	$263.8	$321.5

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Number of
Date Issued	Shares Issued

August 16, 2010	454
September 15, 2010	2,789

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

The following table provides information about purchases by the Company during the quarter ended September 30, 2010 of the Company’s equity securities.

(d) Maximum
Number (or
				(c) Total	Approximate
				Number of	Dollar Value)
				Share (or Units)	of Share
				Purchased as	(or Units) That
	(a) Total		(b) Average	Part of	May Yet Be
	Number of		Price Paid	Publicly Announced	Purchased
	Share (or Units)		per Share	Plans or	Under the Plans
	Purchased		(or Units)	Programs	or Programs

July 1, 2010 to July 31, 2010	—		—	—	—
August 1, 2010 to August 31, 2010	—		—	—	—
September 1, 2010 to September 30, 2010	264,555	(1)	$28.97	264,555	$392.3
Total	264,555		$28.97	264,555	$392.3

(1)	On February 9, 2010 our Board of Directors authorized a new repurchase program for up to $400 million of our ordinary shares. The authorization for the repurchase program covers the period to March 1, 2012. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. On September 2, 2010, we initiated an open market purchase program to purchase ordinary shares in the open market. The 264,555 ordinary shares we repurchased during September 2010 were purchased in the open market and subsequently cancelled.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee. On June 23, 2010 an agreement was signed to repurchase 10,835 shares from the Names’ Trustee. The shares were repurchased on July 7, 2010 and subsequently cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number		Description

10.1		Credit agreement dated as of July 30, 2010, among Aspen Insurance Holdings Limited, various subsidiaries thereof, various lenders and Barclays Bank plc, as administrative agent (filed on From 8-K, August 4, 2010).
31.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2		Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.
101	.INS	XBRL Instance Document submitted with this report
101	.SCH	XBRL Taxonomy Extension Schema Document submitted with this report
101	.CAL	XBRL Taxonomy Calculation Linkbase Document submitted with this report
101	.PRE	XBRL Taxonomy Presentation Linkbase Document submitted with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

By: /s/ Christopher O’Kane
Date: November 9, 2010	Christopher O’Kane
Chief Executive Officer

By: /s/ Richard Houghton
Date: November 9, 2010	Richard Houghton
Chief Financial Officer