Form 10-K
period 2010-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2011-02-25
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2010, was approximately $1.9 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2010.

As of February 1, 2011, 70,579,959 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Aspen Holdings and Subsidiaries		2
Forward-Looking Statements		2
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	47
Item 1B.	Unresolved Staff Comments	81
Item 2.	Properties	81
Item 3.	Legal Proceedings	81

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	82
Item 6.	Selected Consolidated Financial Data	91
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	93
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	135
Item 8.	Financial Statements and Supplementary Data	137
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	137
Item 9A.	Controls and Procedures	138
Item 9B.	Other Information	138

PART III
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	139
Item 11.	Executive Compensation	151
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	193
Item 13.	Certain Relationships and Related Transactions, and Director Independence	196
Item 14.	Principal Accounting Fees and Services	197

PART IV
Item 15.	Exhibits, Financial Statement Schedules	198
Exchange Rate Information		205
Index to Consolidated Financial Statements and Reports		F-1
EX-10.55
EX-10.56
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Aspen Holdings and Subsidiaries

Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its wholly-owned subsidiaries, Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America California, LLC (“ARA — CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”), APJ Continuation Ltd. (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), APJ Services Limited (“APJ Services”), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC, and AUL, as corporate member of Syndicate 4711, are each referred to herein as an “Insurance Subsidiary,” and collectively referred to as the “Insurance Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds” or ‘‘£” are to the lawful currency of the United Kingdom, and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A, and the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, resulting from past events such as the various losses in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico, the Chilean and the New Zealand Earthquakes, Hurricanes Ike and Gustav and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and related legislation and acts of war;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our operating subsidiaries’ ratings with Standard & Poor’s (“S&P”), A.M. Best or Moody’s Investor Service (“Moody’s”);

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

General

We are a Bermuda holding company, incorporated on May 23, 2002, and conduct insurance and reinsurance business through our wholly-owned subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda), Aspen Specialty and AAIC (United States). Aspen U.K. also has branches in Paris (France), Zurich (Switzerland), Dublin (Ireland), Cologne (Germany), Singapore, Australia and Canada. We operate in the global markets for property and casualty insurance and reinsurance.

For the year ended December 31, 2010, we wrote $2,076.8 million in gross premiums and at December 31, 2010, we had total capital employed, including long-term debt, of $3,740.7 million.

Our corporate structure as at February 15, 2011 was as follows:

We have historically managed our business in four segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. On January 14, 2010, we announced a new organizational structure according to the way in which we manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance (“Aspen Re”), to enhance and better serve our global customer base.

Our insurance segment is comprised primarily of the former international insurance and U.S. insurance segments, with Rupert Villers and John Cavoores acting as Co-CEOs of Aspen Insurance. Our reinsurance segment is comprised of property reinsurance (catastrophe and other), casualty reinsurance and specialty reinsurance (a portion of the latter previously included in international insurance). The reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance and James Few, President of Aspen Reinsurance.

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. Property insurance, casualty insurance and financial and professional lines business is written primarily in the London Market through Aspen U.K. and Aspen Specialty. Our marine, energy and transportation insurance business is written mainly through Aspen U.K. and AUL, which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL. We also write some casualty business through AUL. In the U.S., we write property and casualty insurance, predominantly through the U.S. wholesale surplus lines broker network. In 2010, we received regulatory approval to write U.S. insurance business on an admitted basis through our acquisition of AAIC, which will complement our existing U.S. insurance business written on an excess and surplus lines basis. In 2011, we intend to write property, casualty, marine and financial and professional lines through AAIC in the U.S.

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty).

Property reinsurance business is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in Bermuda, London, Paris, Singapore, Cologne, the U.S. and Zurich. The property reinsurance business written in the U.S is written exclusively by Aspen Re America and ARA-CA as reinsurance intermediaries with offices in Connecticut, Illinois, Miami, New York, Georgia and California.

Casualty reinsurance is mainly assumed by Aspen U.K. and written by teams located in London, Zurich and the U.S. A small number of casualty reinsurance contracts is written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America.

Specialty reinsurance is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in London, Zurich and Bermuda. We started writing credit and surety reinsurance out of our Zurich branch for business incepting on or after January 1, 2009. We also started writing agriculture reinsurance out of our Zurich office in 2010.

Our Business Strategy

We are both an insurer and reinsurer of specialty and similar lines and our underwriting operations are organized and presented under two distinct brands — Aspen Re and Aspen Insurance.

We aim to grow the Company over time, but with the caution that growth opportunities are currently severely limited by weak market conditions. Growth may be by recruitment of underwriters with complementary skills and experience or by acquisition. Our key evaluation criteria for any acquisition proposal will include strategic fit, financial attractiveness, manageable execution risks and consistency with our risk appetite.

Key strategies for Aspen Re.  Aspen Re’s strategy is to identify clients with sound underwriting which are transparent in respect of their risks and exposures and which have a commitment to viewing trading relationships over the longer-term. We offer reinsurance globally for property risks, both fire, natural peril and otherwise, casualty risks including professional liability, management liability, workers compensation and general casualty in addition to marine, aviation, credit and other. From time to time, the underwriting cycle allows us to deploy additional capacity on a more opportunistic basis and a key part of our strategy is to maintain the ability to identify special situations and take advantage of them however and whenever they arise.

Our largest market is the United States which at this time is not a market that offers significant growth opportunities. The markets in Latin America and Asia-Pacific have historically been less significant for us, but we believe they offer significant growth potential, especially in the medium and longer-term. We also believe that we have opportunity to increase our ultimate market share in Europe and we expect to see some growth in this region, conditional upon the currently challenging market environment.

We aim to maintain sufficient capital strength and access to capital markets to ensure that if market conditions harden significantly following a major loss (or for any other reason), we are able to rapidly expand capacity for existing reinsurance clients and provide opportunistic capacity to new clients.

Key strategies for Aspen Insurance.  Aspen Insurance from its London-market base is a significant global market for energy, marine, aviation, financial, professional, specie and political risks and for excess casualty. This requires specialized expertise, innovative underwriting and the financial strength to offer meaningful capacity in these lines.

Aspen Insurance will not generally seek to offer retail personal lines, including homeowners, private auto and health insurance.

A further part of Aspen Insurance’s strategy is to create a profitable specialty insurer in the U.S. domestic market. Our approach is highly focused and in the past 18 months, we have hired teams with specialized focus on underwriting opportunities in inland marine and ocean risks, professional liability, management liability and directors’ and officers’ insurance (“D&O”), which are underwritten in addition to our established lines of property, general casualty and environmental liability on an excess and surplus lines basis. We have also invested significantly in terms of IT infrastructure, actuarial resource, claims staff, legal, human resource and other functions in order to provide the right infrastructural base on which to build our U.S. operations.

In addition to our U.S. and London-market insurance operations, we offer focused capacity from our Bermuda and Dublin operations for certain global casualty risks and management liability and from our Zurich branch we offer certain specialized risks within the Swiss market.

Targets and constraints.  We aim to generate returns on average common equity (“ROE”) which exceed the prevailing three-year risk free rate (yield from U.S. Treasury with 3-year duration) by an average of at least 8% measured on a time-weighted basis over the preceding 10 years, or from inception of the Company if a shorter period, and with a target of 10.5% measured on the same basis.

We aim to meet our return objective while limiting the risks we take so as to restrict the chance of an ROE which is 5 percentage points worse than plan, to a probability of less than 25% (i.e., 1 in 4 years).

We intend to maintain a level of qualifying equity capital at least equal to the highest of:

•	1.75 times our internal estimate of Economic Capital (calibrated to Tail Value-at-Risk (“TVAR”) at the 99th percentile) as produced by our group Economic Capital Model (“ECM”) plus a variable buffer above that level (the level of the buffer is re-set from year to year depending on our assessment of our access to capital markets);

•	the level required to meet our rating ambitions with all credit rating agencies; and

•	the level required to meet all our regulatory capital requirements.

For a discussion of risks and uncertainties impacting our ability to achieve our targets and the related constraints, see Part I, Item 1A, “Risk Factors,” and “Forward-Looking Statements.”

Capital Management.  We also set targets for financial leverage which we believe provide an appropriate balance between improving returns to our ordinary shareholders while maintaining the levels of financial strength expected by our customers and by the rating agencies. For this purpose we define financial leverage as the ratio of long-term debt and ‘hybrid’ capital to total capital. The term ‘hybrid’ refers to securities, such as our preference shares, which have characteristics of both debt and equity.

Strategic developments in 2010.  Aspen Re progressed its strategy of creating new platforms and marketing new products by:

•	opening an office in Miami to access the Latin American reinsurance markets;

•	opening an office in Cologne, Germany to access property facultative business in the region; and

•	the introduction of non-U.S. agriculture reinsurance as a new specialty reinsurance product written in our Zurich office.

We also progressed several efforts in respect of Aspen Insurance’s strategy in 2010 including:

•	the purchase of a business that writes a specialist account of Kidnap and Ransom (“K&R”) insurance which complements our existing political and financial risk account;

•	the purchase of a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. and the hire of U.S.-based underwriters with expertise in professional lines and management liability risks, among others;

•	the establishment of a U.K. regional platform to improve our distribution of general commercial property and casualty insurance in the U.K.; and

•	the establishment of a Swiss insurance platform to write specialized insurance products in Europe.

Business Segments

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

The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Business Segment	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Reinsurance	$1,162.2	56.0%	$1,176.0	56.9%	$1,114.3	55.7%
Insurance	914.6	44.0%	891.1	43.1%	887.4	44.3%

Total	$2,076.8	100.0%	$2,067.1	100.0%	$2,001.7	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements.

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty).

The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Reinsurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$95.6	8.2%	$71.2	6.1%	$57.7	5.2%
Caribbean	4.3	0.4%	1.9	0.1%	2.2	0.2%
Europe	96.9	8.3%	64.3	5.5%	76.1	6.8%
United Kingdom	23.8	2.0%	26.8	2.3%	40.5	3.6%
United States & Canada(1)	564.5	48.6%	659.3	56.1%	648.1	58.2%
Worldwide excluding United States(2)	55.4	4.8%	67.3	5.7%	70.1	6.3%
Worldwide including United States(3)	291.9	25.1%	273.3	23.2%	201.6	18.1%
Others	29.8	2.6%	11.9	1.0%	18.0	1.6%

Total	$1,162.2	100.0%	$1,176.0	100.0%	$1,114.3	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our reinsurance segment for the twelve months ended December 31, 2010, 2009 and 2008 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Reinsurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property catastrophe reinsurance	$292.9	25.2%	$254.3	21.6%	$253.0	22.7%
Other property reinsurance	268.9	23.1%	314.0	26.7%	289.3	26.0%
Casualty reinsurance	340.5	29.3%	351.9	29.9%	358.6	32.2%
Specialty reinsurance	259.9	22.4%	255.8	21.8%	213.4	19.1%

Total	$1,162.2	100.0%	$1,176.0	100.0%	$1,114.3	100.0%

Property Catastrophe Reinsurance:  Property catastrophe reinsurance is generally written on a treaty excess of loss basis where we provide protection to an insurer for an agreed portion of the total losses from a single event in excess of a specified loss amount. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected regions or geographical areas.

Other Property Reinsurance:  Other property reinsurance is written on excess of loss, pro rata and facultative basis (U.S. and international) and includes our risk solutions business. Treaty excess of loss reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Our treaty pro rata reinsurance product provides proportional coverage to the reinsured. We share original losses in the same proportion as our share of premium and policy amounts within contractual terms. Pro rata contracts typically involve close client relationships including regular audits of the cedants’ data and is written for primary insurers in the U.S. as well as worldwide. Our risk solutions business writes property insurance risks for a select group of U.S. program managers.

Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, pro rata and facultative basis and consists of U.S. treaty, international treaty, and casualty facultative. Our U.S. treaty business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and pro rata basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and specialty lines. Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. In February 2010, we started writing agricultural reinsurance out of our Zurich office. This business consists of European and Latin American agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business. Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance.

A very high percentage of the property reinsurance contracts that we write excludes coverage for losses arising from the peril of terrorism. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which is currently set to expire on December 31, 2014. With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts in this segment, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

Insurance

Insurance Segment.  Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Insurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$6.2	0.7%	$13.2	1.5%	$12.7	1.5%
Caribbean	3.6	0.4%	0.6	0.1%	0.8	0.1%
Europe	7.7	0.8%	14.5	1.6%	26.7	3.0%
United Kingdom	117.8	12.9%	104.8	11.8%	147.6	16.6%
United States & Canada(1)	275.0	30.1%	265.2	29.7%	278.6	31.4%
Worldwide excluding United States(2)	90.6	9.9%	83.3	9.3%	42.8	4.8%
Worldwide including United States(3)	381.4	41.7%	386.5	43.4%	351.8	39.6%
Others	32.3	3.5%	23.0	2.6%	26.4	3.0%

Total	$914.6	100.0%	$891.1	100.0%	$887.4	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our insurance segment for the twelve months ended December 31, 2010, 2009 and 2008 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Insurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property insurance	$171.7	18.8%	$139.1	15.6%	$116.8	13.2%
Casualty insurance	148.2	16.2%	196.1	22.0%	221.1	24.9%
Marine, energy and transportation insurance	435.1	47.6%	443.4	49.8%	423.8	47.7%
Financial and professional lines insurance	159.6	17.4%	112.5	12.6%	125.7	14.2%

Total	$914.6	100.0%	$891.1	100.0%	$887.4	100.0%

Property Insurance:  Our property insurance line comprises U.K. commercial property and construction and U.S. commercial property (excess and surplus lines basis), written on a primary, excess, quota share and facultative basis. In 2010, we established ARML, which will primarily distribute U.K. regional commercial property and liability business.

•	U.S. Property: The U.S. commercial property team covers mercantile, manufacturing, municipal and commercial real estate business.

•	U.K. Property: The U.K. commercial property insurance team provides physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. institutional property owners, middle market corporate and public sector clients.

Casualty Insurance:  Our casualty insurance line comprises U.K. commercial liability, global excess casualty and U.S. casualty insurance, written on a primary, quota share and facultative basis. In 2010, we significantly reduced the amount of contractor business written in the U.S.

•	U.K. Commercial Liability: The U.K. commercial liability team provides employers’ liability coverage and public liability coverage for insureds domiciled in the U.K. and Ireland.

•	Global Excess Casualty: The global excess casualty line writes large, sophisticated and risk-managed insureds worldwide and covers broad-based risks at high attachment points, including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market.

•	U.S. Casualty: The U.S. casualty account primarily consists of lines written within the general liability and umbrella liability insurance segments. Coverage on our general liability line is offered on those risks that are primarily miscellaneous, products liability, contractors (general contractors and artisans), real estate and retail risks and other general liability business.

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, and aviation, written on a primary, quota share and facultative basis. In 2010, we hired a team in the U.S. which writes U.S. inland marine and ocean risks.

•	M.E.C. Liability: The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides liability cover for companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. commercial construction sectors.

•	Energy Physical Damage: Energy physical damage provides insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector.

•	Marine Hull: The marine hull team insures physical damage for ships (including war and associated perils) and related marine assets.

•	Specie: The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car.

•	Aviation: The aviation team writes physical damage insurance on hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide aviation hull deductible cover.

Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial institutions, professional liability (including management & technology liability) and financial and political risks, written on a primary, quota share and facultative basis.

•	Financial Institutions: Our financial institutions business is written on both a primary and excess of loss basis and consists of professional liability, crime insurance and D&O cover, with the largest exposure comprising risks headquartered in the U.K., followed by Australia and the U.S. and then Canada and Western Europe. We cover financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models.

•	Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)) and the U.K. and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and European business while the U.S. team focuses on the U.S. We insure a wide range of professions including lawyers, surveyors, accountants, architects and engineers.

•	Management & Technology Liability: We write on both a primary and excess basis D&O insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions.

•	Financial and Political Risks: The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover), piracy and K&R. We write financial and political risks worldwide but with concentrations in a number of countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

Underwriting and Reinsurance

Our objective is to create a diversified portfolio with balanced non-correlated risks through a portfolio of insurance and reinsurance risks, diversified across lines of business, products, geographic areas of coverage, cedants and sources. The acceptance of appropriately priced risk is the core of our business. Underwriting requires judgment, based on important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. We view underwriting quality and risk management as critical to our success.

Underwriting.  In 2010, our underwriting activities were managed in two product areas: reinsurance and insurance. Under our organizational structure, our insurance segment is led by Rupert Villers and John Cavoores as Co-CEO’s of Aspen Insurance. Our reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance and James Few, President of Aspen Reinsurance.

Our Chief Executive Officer is supported by our Director of Underwriting, Kate Vacher. Our Director of Underwriting assists in the management of the underwriting process by developing our underwriting strategy, monitoring our underwriting principles and acting as an independent reviewer of underwriting activity across our businesses.

We underwrite according to the following principles:

•	operate within agreed boundaries as defined by the Aspen Underwriting Principles (“AUP”) for the relevant line of business;

•	operate within prescribed maximum underwriting authority limits, which we delegate in accordance with an understanding of each individual’s capabilities, tailored to the lines of business written by the particular underwriter;

•	price each submission based on our experience in the line of business, and where appropriate, by deploying one or more actuarial models either developed internally or licensed from third-party providers;

•	where appropriate, make use of peer review to sustain high standards of underwriting discipline and consistency; other than for simpler insurance risks, risks underwritten are subject to peer review by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is replaced by standardized underwriting systems and controls over adherence);

•	more complex risks may involve peer review by several underwriters and input from catastrophe risk management specialists, our team of actuaries and senior management;

•	evaluate the underlying data provided by clients and adjust such data where we believe it does not adequately reflect the underlying exposure;

•	in respect of catastrophe perils and certain other key risks, prepare monthly aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee; and

•	risks outside of agreed underwriting authority limits are referred to the Chief Executive Officer or the Group Underwriting Committee as exceptions for approval before we accept the risks.

We also have two additional subsidiary underwriting committees, one focusing on insurance and the other on reinsurance, which report to the Group Underwriting Committee mentioned above.

Reinsurance.  We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

In respect of our insurance lines of business, we have reinsurance covers in place for many of our lines of business, the majority of which are on an excess of loss basis. In 2011, we anticipate renewing much of the reinsurance protecting our insurance business that we bought in 2010 which is comprised of specific excess of loss reinsurance on portfolios of property insurance, casualty insurance, financial and professional insurance, aviation insurance and marine, energy and liability insurance. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We have elected to take co-reinsurance participations within some of these programs. We also have a limited number of proportional treaty arrangements on specific lines of business and we anticipate continuing with these in most instances. Natural perils catastrophe coverage was included within excess of loss programs purchased for two portfolios. For our onshore U.S. insurance business, in 2010, we bought protection of $82 million for natural catastrophe events. For 2011, we increased the limit purchased to $110 million. For our offshore exposures, excluding Gulf of Mexico hurricane losses, we bought catastrophe cover of $80 million excess of $20 million which expires February 28, 2011.

For our reinsurance business, we expect to continue the philosophy first implemented in 2006 of limited and strategic retrocession purchasing to manage within our risk tolerances. We entered into various retrocession agreements to protect our property reinsurance lines through 2010. The $100 million limit purchased provided protection against frequency and severity of natural perils events in the U.S. and Europe for wind and earthquake, with flood coverage provided in addition for European exposures. For 2011, we have renewed $50 million of this limit and have expanded the territories protected. In addition, in 2010, we renewed 12-month reciprocal arrangements with two major reinsurers accepting Japanese earthquake exposure and ceding our exposures to windstorms in parts of the U.S. The total aggregate event limit of these agreements is $120 million with both reinsurances responding on an index trigger basis.

During 2010, we purchased reinsurance excess of $50 million in respect of accumulation of losses arising out from all classes of casualty and liability resulting from a common cause. The total limit of cover provided by this reinsurance is $58 million.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. Of our reinsurers who have been rated by A.M. Best, 100% of our uncollateralized reinsurance is provided by those who have been assigned a rating of “A−” (Excellent) (the fourth highest of fifteen rating levels) or better. In 2010, $123 million of reinsurance capacity was secured from reinsurance markets unrated by A.M. Best, of which $100 million was fully collateralized with funds and securities. Of the remaining $23 million, 58% was provided by reinsurers rated A or better by S&P. Our total reinsurance recoverables for all years were $85.0 million.

Risk Management

Risk Governance.  The Board of Directors considers effective identification, assessment, monitoring and mitigation of the risks facing our business to be key elements of its responsibilities and those of the CEO and management. The Board’s responsibility for oversight of the group’s risk management framework is enabled by management reporting processes that are designed to provide visibility to the Board and its Committees about key risks. Senior management regularly attend the Board meetings and are available to address any questions or concerns raised by the Board on risk management matters. The Board and its Committees also receive presentations from senior management on risk management efforts. In summary, the Board through its Committees oversees key risks to the business through a well established and comprehensive approach, which is described in greater detail below.

Board Committees.  The Board manages the key risks to the organization primarily through its Risk, Audit and Investment Committees. Each of the Committees is chaired by an independent director of the Company who also reports to the Board on the committees’ discussions and matters arising. Every director also receives all of the papers for each of the Committees.

The membership of the Board Committees is set out under Item 10 “Directors, Executive Officers of the Registrant and Corporate Governance.”

Risk Committee:  The purpose of the Committee is to assist the Board in its oversight duties in respect of the management of risk, including:

•	making recommendations to the Board regarding management’s proposals for the risk management framework, risk appetite, key risk limits and the use of economic capital models;

•	monitoring compliance with the agreed Group risk appetite and risk limits; and

•	oversight of the process of stress and scenario testing established by management.

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

Group Executive Committee:  This is the main executive committee responsible for making proposals to the Board relating to the strategy and conduct of the business of the group. To assist in these duties, it receives regular reports from the Group Chief Risk Officer.

Capital Allocation Group:  This committee is primarily responsible for determining and allocating capital for the different lines of business. It also considers appropriate levels of risk limits for underwriting and other exposures for recommendation to the Risk Committee.

Reserve Committee:  This committee is responsible for managing reserving risk and recommending to executive management who then recommend to the Board and the Audit Committee the appropriate level of reserves to include in the group’s financial statements.

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

Group Chief Risk Officer.  Our Group Chief Risk Officer, Julian Cusack, is a member of the Board and a member of the Risk Committee. His role includes providing the Board of Directors and the Risk Committee with input directly on risk management issues.

Risk Strategy.  We operate an integrated risk management strategy designed to deliver shareholder value in a sustainable manner while providing a high level of policyholder protection. The use of the word ‘integrated’ emphasizes that risk management is not simply a support function but is a way of thinking about and managing the business which is central to the formulation of strategy and annual business planning. The execution of our integrated risk management strategy is based on:

•	employing the best available talent across a wide range of risk-related disciplines;

•	sharing responsibility between a dedicated central team, managers within risk accepting business units and designated risk officers within each of our operating platforms;

•	the cascading of risk limits for material risks to risk accepting business units and regulated subsidiaries;

•	the use, subject to an understanding of their limitations, of an ECM and of stress and scenario testing to test strategic and tactical business decisions;

•	high quality measurement and reporting of risk positions and trends at business unit, regulated entity and group levels; and

•	a proactive and forward looking outlook designed to detect and analyze the impact of material changes in the external environment and emerging risks.

Risk Appetite.  In 2010, the Board approved a group risk appetite statement, which it intends to review on an annual basis.

The risk appetite statement is a central component of the group’s overall risk management framework. It sets out, at a high level, how we think about risk in the context of our business model, group objectives and strategy. It sets out boundary conditions for the level of risk we assume, together with a statement of what reward we aim to receive for this level of risk.

It comprises the following components:

•	Risk preferences: a high level description of the types of risks we prefer to assume and to avoid;

•	Return objective: the levels of return on capital we seek to achieve, subject to our risk constraints;

•	Volatility constraint: a target limit on earnings volatility; and

•	Capital constraint: a minimum level of risk adjusted capital.

In 2010, S&P reaffirmed our Enterprise Risk Management rating as “Strong” for the fourth year in succession. We believe that this rating is an attestation of the strength of our risk management processes.

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

For a further description of the risks that impact our business, refer to “Risk Factors” below.

We set out below our approach to establishing and monitoring risk limits for underwriting risk and market risk. Reserving risk is discussed elsewhere within “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserving Approach”.

Underwriting risk.  In addition to our risk limits for natural catastrophes described below, we also establish limits for our exposures to the risks of terrorism and to events other than natural catastrophes where claims may rise from multiple policies of insurance and reinsurance.

Category	Description	Tolerance

Natural catastrophe accumulation risk	The maximum net loss (1) we would expect from a single windstorm or earthquake event having a probability of occurring more often than once in every 250 years.	25% of Shareholders Equity (‘SHE’)(2)
	The maximum net loss we would expect from a single windstorm or earthquake event having a probability of occurring more often than once in 100 years.	17.5% of SHE

(1)	Net loss means policyholder claims less reinsurance recoveries plus the cost of any additional reinsurance premiums payable less tax.

(2)	Shareholders’ equity means the total of ordinary and preference shareholders’ equity as reported in our balance sheets.

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

We seek to manage our exposure to the risk that premium levels are insufficient to meet expected loss costs by requiring all our pricing models to comply with our Group Pricing Standard which includes requirements as to data standards, technical pricing methods and independent quality control by our pricing actuaries. In recognizing that pricing is a core part of our underwriting approach, we manage pricing risk by continuously developing and enforcing our Group Pricing Standards within our Group Underwriting Control framework required for each portfolio. Our Group Pricing Standard sets out the minimum underwriting information and requires that all pricing decisions are made with the knowledge of a technical price benchmark which includes appropriate allowances for expected claims, internal expenses and external costs. We seek to monitor how the actual prices achieved compare to our technical price benchmarks over time for each portfolio and for segments therein. Finally we seek to improve the quality of our pricing decisions by complimenting our underwriting skills and expertise with robust actuarial analyses both pre-and post- underwriting and also by developing high quality pricing models and deploying them in an appropriately controlled environment.

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

We measure VaR for our portfolio on two different bases that place lower (short VaR) or higher (long VaR) weights on older price observations. As at December 31, 2010, our short VaR was 3.8% and our long VaR was 3.7%.

Like all such models, the VaR model we use suffers from limitations particularly in relation to extreme tail risk and in periods of extreme market volatility. Therefore, our policy for the management of investment risk does not provide for automatic action if VaR on either measure exceeds our risk limit. Other considerations are taken into account when determining our asset allocation policy. However, if VaR does move above the risk limits management provides a report accordingly to the Risk and Investment Committees where any appropriate action will be determined.

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

The ECM aims to capture all material and quantifiable risk types faced within the business plan. We have identified the most material types of risks at various points within the risk distribution as:

•	retained catastrophe losses;

•	retained non-catastrophe underwriting losses;

•	reserving deficiency/improvement;

•	total investment gains/losses (including unrealized gains and losses and default on investment counterparties);

•	credit-related losses from reinsurers or other debtor default; and

•	operational and other losses.

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

In general we recognize that sound risk management systems reduce, but cannot eliminate, the possibility of human error, subjective judgment in decision-making, the deliberate overriding of controls or the occurrence of unforeseeable circumstances. As a result, our risk management strategy including our risk capital modeling can only provide a reasonable level of assurance rather than an absolute level. An investor must therefore carefully consider all the risks. These include the risk factors described elsewhere in this report under “Item 1A, Risk Factors”, and which could cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the U.S. Securities and Exchange Commission (“SEC”).

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

The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Reinsurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation(1)	$305.1	26.3%	$369.9	31.4%	$305.8	27.4%
Marsh & McLennan Companies, Inc.	298.9	25.7%	200.6	17.1%	210.4	18.9%
Willis Group Holdings, Ltd.	217.3	18.7%	217.4	18.4%	182.8	16.4%
Denis M. Clayton & Co Ltd.	61.9	5.3%	47.9	4.1%	67.2	6.0%
BMS Group Ltd.	15.8	1.4%	20.9	1.8%	26.6	2.4%
Benfield Group Ltd(1)	—	—	—	—	62.6	5.6%
Others	263.2	22.6%	319.3	27.2%	258.9	23.3%

Total	$1,162.2	100.0%	$1,176.0	100.0%	$1,114.3	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Gross		Gross		Gross
	Written		Written		Written
Insurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation(1)	$98.7	10.8%	$93.6	10.5%	$58.5	6.6%
Marsh & McLennan Companies, Inc.	94.5	10.3%	88.3	9.9%	47.9	5.4%
Willis Group Holdings, Ltd.	92.3	10.1%	95.8	10.8%	98.6	11.2%
Jardine Lloyd Thompson Ltd.	77.0	8.4%	21.3	2.4%	17.5	2.0%
Miller Insurance Services, Ltd.	48.2	5.3%	54.8	6.1%	45.5	5.2%
Lloyd & Partners Ltd.	38.7	4.2%	—	—	—	—
Price Forbes & Partners Limited	35.3	3.9%	39.6	4.4%	17.7	2.0%
RK Harrison Group Ltd.	20.9	2.3%	—	—	—	—
Others	409.0	44.7%	497.7	55.9%	601.7	67.6%

	$914.6	100.0%	$891.1	100.0%	$887.4	100.0%

(1)	Benfield Group Limited was an independent company prior to its acquisition by Aon Corporation on November 28, 2008 and is therefore shown separately for 2008 in the above tables.

Claims Management

We have a staff of experienced claims professionals organized into insurance and reinsurance teams and managed separately. We have developed processes and internal business controls for identifying, tracking and settling claims, and authority levels have been established for all individuals involved in the reserving and settlement of claims.

The key responsibilities of our claims management departments are to:

•	process, manage and resolve reported insurance or reinsurance claims efficiently and accurately, using workflow management systems, ensure the proper application of intended coverage, reserving in a timely fashion for the probable ultimate cost of both indemnity and expense and make timely payments in the appropriate amount on those claims for which we are legally obligated to pay;

•	select appropriate counsel and experts for claims, manage claims-related litigation and regulatory compliance;

•	contribute to the underwriting process by collaborating with both underwriting teams and senior management in terms of the evolution of policy language and endorsements and providing claim-specific feedback and education regarding legal activity;

•	contribute to the analysis and reporting of financial data and forecasts by collaborating with the finance and actuarial functions relating to the drivers of actual claim reserve developments and potential for financial exposures on known claims; and

•	support our marketing efforts through the quality of our claims service.

On those accounts where it is applicable, a team of in-house claims professionals oversees and regularly audits claims handled under outsourcing agreements and manages those large claims and coverage issues on referral as required under the terms of those agreements.

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

Case Reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. The method of establishing case reserves for reported claims differs among our operations. With respect to our insurance operations, we are advised of potential insured losses and our claims handlers record reserves for the estimated amount of the expected indemnity settlement, loss adjustment expenses and cost of defense where appropriate. The reserve estimate reflects the judgment of the claims personnel and is based on claim information obtained to date, general reserving practices, the experience and knowledge of the claims personnel regarding the nature of the specific claim and where appropriate and available, advice from legal counsel, loss adjusters and other claims experts.

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

Case reserves are based on a subjective judgment of facts and circumstances and are established for the purposes of internal reserving only. Accordingly, they do not represent a commitment to any course of conduct or admission of liability on our behalf in relation to any specific claim.

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

The main projection methodologies that are used by our actuaries are:

•	Initial expected loss ratio (“IELR”) method: This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. The estimated loss ratio may be based on pricing information and/or industry data and/or historical claims experience revalued to the year under review.

•	Bornhuetter-Ferguson (“BF”) method: The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date by using benchmark loss development patterns on paid claims data (“Paid BF”) or reported claims data (“Reported BF”). Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development and if IELR proves to be inaccurate can produce loss estimates which take longer to converge with the final settlement value of loss.

•	Loss development (“Chain Ladder”): This method uses actual loss data and the historical development profiles on older accident years to project more recent, less developed years to their ultimate position.

•	Exposure-based method: This method is used for specific large typically catastrophic events such as a major Hurricane. All exposure is identified and we work with known market information and information from our cedants to determine a percentage of the exposure to be taken as the ultimate loss.

In addition to these methodologies, our actuaries may use other approaches depending upon the characteristics of the line of business and available data.

In general terms, the IELR method is most appropriate for lines of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to override our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for lines of business in the casualty reinsurance segment. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our treaty risk excess line of business in our reinsurance segment and marine hull line of business in our insurance segment. The Chain Ladder method is appropriate when there is a relatively stable pattern of loss emergence and a relatively large number of reported claims. Typical examples are the U.K. commercial property and U.K. commercial liability lines of business in the insurance segment. There are no differences between our year end and our quarterly reserving procedures in the sense that our actuaries perform the basic projections and analyses described above for each line of business.

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

Management through its Reserve Committee then reviews the range of actuarial estimates and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management may select outside the range provided by the actuaries but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and Board of Directors regarding the reserve amount to be recorded in the Company’s financial statements. The Reserve Committee is a management committee consisting of the Chief Risk Officer (Chair of the Reserve Committee), the Group Chief Actuary, the Chief Financial Officer and senior members of our underwriting and claims staff.

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

We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. A five percent change in our net loss reserves equates to $177.0 million and represents 5.5% of shareholders’ equity at December 31, 2010.

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

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2010, 2009, 2008, 2007, 2006, 2005, 2004, 2003 and 2002. No adjustment has been made for foreign exchange movements.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010
	($ in millions)

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6	3,540.6
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6	2,244.3	2,557.8	2,702.6	2,988.2
Two years later	53.1	398.3	983.5	1,778.8	2,153.1	2,536.0	2,662.5
Three years later	52.4	381.2	952.1	1,726.4	2,114.8	2,480.0
Four years later	49.5	369.5	928.4	1,687.2	2,066.4
Five years later	47.3	365.0	910.5	1,641.2
Six years later	45.1	357.1	890.2
Seven years later	44.2	342.2
Eight years later	40.6
Cumulative redundancy	40.8	140.0	190.0	207.7	285.3	161.3	124.5	21.4
Cumulative paid losses, net of reinsurance recoveries, as of:(1)
One year later	9.0	88.0	399.7	332.4	585.1	534.2	677.0	550.3
Two years later	18.7	152.6	452.5	815.4	931.9	1,002.1	1,080.9
Three years later	19.6	156.3	555.1	1,083.3	1,240.0	1,227.0
Four years later	25.4	203.3	597.7	1,310.0	1,379.4
Five years later	27.7	210.4	652.4	1,397.9
Six years later	30.5	225.2	682.2
Seven years later	31.3	233.8
Eight years later	31.6

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010
	($ in millions)

Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1	3,820.5
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3	2,739.9	2,883.3	3,041.9	3,338.3
Two years later	69.7	433.5	1,174.9	3,027.6	2,634.6	2,896.1	3,011.3
Three years later	69.0	403.7	1,157.4	2,957.4	2,625.9	2,853.5
Four years later	61.8	398.5	1,134.1	2,943.6	2,589.0
Five years later	65.2	393.5	1,118.4	2,909.5
Six years later	62.7	386.1	1,098.4
Seven years later	62.2	371.6
Eight years later	58.6
Cumulative redundancy (deficiency)	35.3	154.2	179.5	132.1	231.0	92.5	59.0	(7.2)

1)	The prior period cumulative paid claims, net of reinsurance recoveries for the 2002 year, as of seven years later, was previously reported as $77.8 million and has been reduced by $46.5 million to $31.3 million. The adjustment is due to the reallocation of claims across 2003 and subsequent years. Cumulative paid claims for each of the periods two years to six years later have also been amended due to a similar reallocation.

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002, except for the following amounts assumed as a result of acquisitions:

	Net Reserves as at December 31,
	2010	2009	2008	2007	2006	2005	2004
	($ in millions)

Aspen U.K (formerly City Fire)	$0.2	$0.2	$0.2	$0.4	$0.2	$0.8	$2.4
Aspen Specialty Runoff (Formerly Dakota Specialty)	0.2	0.2	1.9	0.6	0.5	1.6	2.8

Total	$0.4	$0.4	$2.1	$1.0	$0.7	$2.4	$5.2

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

We follow an investment strategy designed to emphasize the preservation of invested assets and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2010, our investments consisted of a diversified portfolio of highly-rated, liquid, fixed income securities and money market funds. In 2009, we invested $330.0 million into dedicated credit portfolios which we have classified as trading securities and which have an average credit rating of A.

For 2010, we engaged BlackRock Financial Management, Alliance Capital Management L.P., Credit Agricole Asset Management (Amundi), Deutsche Bank Asset Management, Pacific Investment Management Company and Goldman Sachs Asset Management to provide investment advisory and management services for our portfolio of fixed income assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2010 was 4.8% (2009 — 6.1%). Total return is calculated based on total net investment return, including interest on cash equivalents and any change in unrealized gains/losses on our investments, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2010.

Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2010, we did not make a strategic change in the fixed income portfolio duration which was 3.3 years as of December 31, 2010 (2009 — 3.3 years). As of December 31, 2010, the fixed income portfolio book yield was 3.7% compared to 4.2% as of December 31, 2009. We continuously monitor interest rate market developments with a view to managing portfolio duration accordingly. In this regard, the fixed income portfolio duration was approximately 2.9 years when taking into account the $500.0 million of interest rate swaps as at December 31, 2010.

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

The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale fixed maturities as at December 31, 2010 and 2009:

	As at December 31, 2010
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$701.5	$25.5	$(1.6)	$725.4
U.S. Agency Securities	278.7	23.6	—	302.3
Municipal Securities	31.1	0.4	(0.8)	30.7
Corporate Securities	2,208.4	121.0	(3.7)	2,325.7
Foreign Government Securities	601.0	16.9	(1.0)	616.9
Asset-backed Securities	54.0	4.8	—	58.8
Non-agency Commercial Mortgage-backed Securities	119.7	8.4	—	128.1
Agency Mortgaged-backed Securities	1,126.4	48.7	(2.6)	1,172.5

Total Fixed Maturities — Available for Sale	$5,120.8	$249.3	$(9.7)	$5,360.4

	As at December 31, 2009
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$492.1	$17.4	$(2.0)	$507.5
U.S. Agency Securities	368.6	20.7	(0.2)	389.1
Municipal Securities	20.0	—	(0.5)	19.5
Corporate Securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed Securities	110.0	5.1	—	115.1
Non-agency Residential Mortgage-backed Securities	34.2	8.6	(0.6)	42.2
Non-agency Commercial Mortgage-backed Securities	178.5	2.5	(1.0)	180.0
Agency Mortgage-backed Securities	1,172.9	40.2	(3.5)	1,209.6

Total Fixed Maturities — Available for Sale	$5,064.3	$198.7	$(13.1)	$5,249.9

Certain securities are denominated in currencies other than the U.S. Dollar. Currency fluctuations are reflected in the estimated fair value presented above.

The scheduled maturity distribution of available for sale fixed maturity securities as of December 31, 2010 and December 31, 2009 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2010
	Amortized		Average
	Cost or	Fair	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$337.7	$343.8	AA
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA−
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency Commercial Mortgage-backed Securities	119.7	128.1	AA+
Agency Mortgage-backed Securities	1,126.4	1,172.5	AAA
Other Asset-backed Securities	54.0	58.8	AAA

Total Fixed Maturities — Available for Sale	$5,120.8	$5,360.4

	As at December 31, 2009
	Amortized		Average
	Cost or	Fair	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$296.4	$301.4	AA
Due after one year through five years	2,057.1	2,133.2	AA+
Due after five years through ten years	1,094.2	1,143.5	AA−
Due after ten years	121.0	124.9	AA

Subtotal	3,568.7	3,703.0
Non-agency Residential Mortgage-backed Securities	34.2	42.2	BBB−
Non-agency Commercial Mortgage-backed Securities	178.5	180.0	AAA
Agency Mortgage-backed Securities	1,172.9	1,209.6	AAA
Other Asset-backed Securities	110.0	115.1	AAA

Total Fixed Maturities — Available for Sale	$5,064.3	$5,249.9

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended December 31,
	2010	2009	2008
	($ in millions)

Pre-tax realized investment gains and losses included in income statement:
Available for sale short-term investments and fixed maturities:
Gross realized gains	$45.3	$24.6	$12.1
Gross realized (losses)	(7.3)	(10.9)	(60.0)
Trading portfolio short-term investments and fixed maturities:
Gross realized gains	11.3	3.1	—
Gross realized (losses)	(2.9)	(0.1)	—
Net change in gross unrealized gains	1.8	15.6	—
Impairments:
Total other-than-temporary impairments	(0.3)	(23.2)	—
Equity accounted investments:
Gross realized gains in Cartesian Iris	2.7	2.3	—

Total pre-tax realized and unrealized investment gains/(losses) included in income statement	$50.6	$11.4	$(47.9)

Change in available for sale unrealized gains and (losses):
Fixed maturities	53.9	118.2	25.7
Short-term investments	—	—	(0.5)

Total change in pre-tax available for sale unrealized gains/(losses)	$53.9	$118.2	$25.2

Change in taxes	2.9	(16.4)	(5.9)

Total change in unrealized gains/(losses), net of tax	$56.8	$101.8	$19.3

Proceeds from sales and maturities of fixed investments during the twelve months ended December 31, 2010 and 2009 were $2,712.0 million and $1,898.9 million, respectively.

Fixed Maturities — Trading.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at December 31, 2010 and 2009:

	As at December 31, 2010
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government Securities	$48.9	$0.1	$(0.7)	$48.3
U.S. Agency Securities	0.5	—	—	0.5
Municipal Securities	3.2	0.1	—	3.3
Corporate Securities	322.4	18.4	(1.0)	339.8
Foreign Government Securities	8.9	0.5	—	9.4
Asset-backed Securities	4.9	—	—	4.9

Total Fixed Maturities — Trading	$388.8	$19.1	$(1.7)	$406.2

	As at December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		($ in millions)

U.S. Government Securities	$7.3	$—	$(0.8)	$6.5
U.S. Agency Securities	0.4	—	—	0.4
Municipal Securities	1.8	—	—	1.8
Corporate Securities	313.2	16.6	(0.4)	329.4
Foreign Government Securities	4.8	0.2	—	5.0
Asset-backed Securities	5.0	—	—	5.0

Total Fixed Maturities — Trading	$332.5	$16.8	$(1.2)	$348.1

We have elected to apply the provisions of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement and Disclosures” to these financial instruments as this most closely reflects the facts and circumstances of the investments held.

Gross unrealized loss.  The following tables summarize as at December 31, 2010 and December 31, 2009, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale fixed maturities portfolio.

	As at December 31, 2010
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$112.9	$(1.6)	$—	$—	$112.9	$(1.6)
U.S. Agency Securities	5.5	—	—	—	5.5	—
Municipal Securities	16.0	(0.8)	—	—	16.0	(0.8)
Foreign Government Securities	110.0	(1.0)	5.0	—	115.0	(1.0)
Corporate Securities	212.5	(3.7)	2.2	—	214.7	(3.7)
Asset-backed Securities	0.2	—	—	—	0.2	—
Agency Mortgage-backed Securities	182.6	(2.6)	0.3	—	182.9	(2.6)
Non-agency Commercial Mortgage-backed Securities	2.9	—	—	—	2.9	—

Total Fixed Income	642.6	(9.7)	7.5	—	650.1	(9.7)
Short-term Investments	45.8	(0.1)	—	—	45.8	(0.1)

Total	$688.4	$(9.8)	$7.5	$—	$695.9	$(9.8)

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage- backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

As at December 31, 2010, we held 221 fixed maturities (December 31, 2009 — 277 fixed maturities) in an unrealized loss position with a fair value of $650.1 million (2009 — $973.0 million) and gross unrealized losses of $9.7 million (2009 — $13.1 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.

Other-than-temporary Impairment of Investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. Impairment occurs when there is no objective evidence to support recovery in value before disposal and we intend to sell the security or more likely than not will be required to sell the securtiy before recovery of its adjusted amortized cost basis or it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security.

These impairments will be included within realized losses and the cost basis of the investment reduced accordingly.

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total other-than-temporary impairment for the twelve months ended December 31, 2010, was $0.3 million (2009 — $23.2 million).

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

Foreign Government.  Foreign government securities are composed of bonds issued and guaranteed by foreign governments such as the U.K., Canada and France.

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

Short-Term Investments.  Short-term investments primarily consist of highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are held as part of the investment portfolio of the Company. Short-term investments are classified as either trading or available for sale according to the facts and circumstances of the investment held, and carried at estimated fair value.

Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

We consider prices for actively traded Treasury securities to be derived based on quoted prices in an active market for identical assets, which are Level 1 inputs in the fair value hierarchy. We consider prices for other securities priced via vendors, indices and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. We consider securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in our portfolio do not use significant unobservable inputs or modelling techniques.

The following tables present the level within the fair value hierarchy at which our financial assets are measured on a recurring basis at December 31, 2010 and December 31, 2009.

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities, available for sale at fair value	$1,232.9	$4,120.7	$6.8	$5,360.4
Short-term investments, available for sale at fair value	246.8	39.2	—	286.0
Fixed income maturities, trading at fair value	52.4	353.8	—	406.2
Short-term investments, trading at fair value	—	3.7	—	3.7
Derivatives at fair value (interest-rate swaps)	—	6.8	—	6.8

Total	$1,532.1	$4,524.2	$6.8	$6,063.1

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities, available for sale at fair value	$1,029.8	$4,205.2	$14.9	$5,249.9
Short-term investments, available for sale at fair value	293.1	75.1	—	368.2
Fixed income maturities, trading at fair value	11.6	336.5	—	348.1
Short-term investments, trading at fair value	—	3.5	—	3.5
Derivatives at fair value (credit insurance contract)	—	—	6.7	6.7

Total	$1,334.5	$4,620.3	$21.6	$5,976.4

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value. As at December 31, 2010, these were purely securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker-dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value at December 31, 2009, consisted of the credit insurance contract as described in Note 9 of our consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2010.

	Twelve Months Ended December 31, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in earnings	—	(6.7)	(6.7)
Included in comprehensive income	(1.1)	—	(1.1)
Settlements	3.7	—	3.7
Sales	(10.7)	—	(10.7)

Level 3 assets as of December 31, 2010	$6.8	$—	$6.8

	Twelve Months Ended December 31, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(7.4)	(7.4)
Included in comprehensive income	3.8	—	3.8
Settlements	—	(2.7)	(2.7)
Other	—	5.0	5.0
Sales	(5.7)	—	(5.7)

Level 3 assets as of December 31, 2009	$14.9	$6.7	$21.6

The following table presents our liabilities within the fair value hierarchy at which our financial liabilities are measured on a recurring basis at December 31, 2010.

December 31, 2010
	Level 1	Level 2	Level 3
($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$—

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2010 and 2009.

	Twelve Months Ended December 31,
	2010	2009
	($ in millions)

Beginning Balance	$9.2	$11.1
Fair value changes included in earnings	0.3	(0.7)
Settlements	(9.5)	(6.2)
Purchases/Premiums	—	5.0

Ending Balance	$—	$9.2

Other Investments.  Other investments as at December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Cost	Carrying Value	Cost	Carrying Value
	($ in millions)

Cartesian Iris 2009A L.P.	$—	$—	$25.0	$27.3
Cartesian Iris Offshore Fund L.P.	27.8	30.0	—	—

Total other investments	$27.8	$30.0	$25.0	$27.3

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

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 30, 2010, fees of $0.3 million (2009 — $0.1 million), were payable to us.

We have determined that each of Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Neither Cartesian Iris 2009A L.P. nor Cartesian Iris Offshore Fund L.P. is consolidated by

us. We have no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which we provide additional services.

We have accounted for our investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2010, our share of gains and losses increased the value of our investment by $2.7 million (2009 — $2.3 million).The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information, please see Notes 6 and 18 (c) of our consolidated financial statements.

For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest rate swaps.  During 2010, we entered into interest rate swaps with a total notional amount of $500.0 million, due to mature between August 2, 2012 and November 9, 2020. The swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. As at December 31, 2010, there was a credit in respect of the interest rate swaps of $6.8 million (2009 — $Nil).

Non-cash collateral with a fair value of $7.7 million as at December 31, 2010 (2009 — $Nil) was transferred by our counterparty. In accordance with FASB ASC 860 Topic Transfers and Servicing, no amount has been recorded in our balance sheet for the pledged assets. None of the collateral has been sold or re-pledged.

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s, some of which have greater financial, marketing and management resources than us, as well as participants in the capital markets such as Nephila, DE Shaw and Aeolus. We compete with insurers that provide property and casualty-based lines of insurance and reinsurance, some of which may be more specific to a particular product or geographical area.

In our reinsurance segment, we compete principally with ACE Limited (“ACE”), Allied World, Arch Capital Group Ltd., Axis Capital Holdings Limited (“Axis”), Berkshire Hathaway Inc., Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Limited, Folksamerica Reinsurance Company, General Re Corporation, the Hannover Re Group (“Hannover Re”), Lloyd’s, Montpelier Re Holdings Limited, Alterra Capital Group, Munich Reinsurance Company, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., QBE Insurance Group, Renaissance Re Holdings Ltd., SCOR Group, Swiss Reinsurance Company, Transatlantic Holdings, Inc., XL Capital Ltd. (“XL”) and Converium. In addition, one of the effects of Hurricane Katrina has been the formation of new Bermudian reinsurers, the “class of 2005,” a number of whom (Validus, Ariel, Flagstone and Lancashire) have become competitors of ours.

In our insurance segment, we compete with ACE, Admiral Insurance Company, Affiliated FM Insurance Company, Allianz SE, Allied World, Amlin Plc, Aviva, Axis, AXA, Beazley Group Plc, Brit, Catlin Group Ltd., Chartis, Chubb, CNA Financial Corporation, The Colony Group, Crum & Forster Holdings Corp., Endurance, Gerling General Insurance Company, Global Aerospace Underwriting Managers Limited, Hannover Re, Hiscox Ltd, Houston Casualty Company, Ironshore, Lexington Insurance Company, Liberty Mutual Insurance Company, QBE Insurance Group, Mitsui Sumitomo Insurance Company Limited, Markel International Insurance Company Limited (“Markel”), Navigator’s, Pacific, Travelers Insurance, Royal & Sun Alliance Insurance Group plc., RLI Corp., RSUI Group Inc.,

Tokio Marine Europe Insurance Limited, Towergate Underwriting Group Limited, Scottsdale Insurance Company, White Mountains Insurance Group, Zurich Re, XL and various Lloyd’s syndicates.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2011, our Insurance Subsidiaries are rated as follows:

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
AAIC
A.M. Best	A (Excellent) (third highest of fifteen levels)

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of Aspen U.K.’s, Aspen Specialty’s, Aspen Bermuda’s and AAIC’s ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest). Aspen Specialty’s and AAIC’s ratings reflect the Aspen group rating issued by A.M. Best. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s.

Employees

As of December 31, 2010, we employed 678 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2010 and 2009, our employees were located in the following countries:

	As at	As at
	December 31,	December 31,
Country	2010	2009

United Kingdom	377	357
United States	199	171
Bermuda	53	53
France	5	5
Switzerland	24	16
Singapore	9	6
Ireland	8	6
Germany	3	0

Total	678	614

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

Restrictions on Dividends.  Aspen Bermuda and Aspen Holdings must also comply with the provisions of the Bermuda Companies Act 1981 (the “Companies Act”), as amended, regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 Insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed

25 percent of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files a solvency affidavit at least seven days in advance.

Enhanced Capital Requirements and Minimum Solvency.  With effect from December 31, 2008, the BMA introduced a risk-based capital adequacy model called the Bermuda Solvency Capital Requirement (“BSCR”) for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Insurance (Prudential Standards) (Class 4 Solvency Requirement) Order 2008, published on December 31, 2008 and amended on December 31, 2010 by the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Amendment Order 2010, applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

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

Controller Notification.  Under the Insurance Act, each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller. Aspen Bermuda is also required to notify the BMA in writing in the event of any person ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Aspen Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda.

The Bermuda Insurance Code of Conduct.  The BMA has implemented a new insurance code, the Insurance Code of Conduct (the “Bermuda Insurance Code”), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers, like Aspen Bermuda.

The Code is divided into six categories, including:

(1) Proportionality Principle;

(2) Corporate Governance;

(3) Risk Management;

(4) Governance Mechanism;

(5) Outsourcing; and

(6) Market Discipline and Disclosure.

These categories contain the duties, requirements and compliance standards to be adhered to by all insurers. It stipulates that in order to achieve compliance with the Bermuda Insurance Code, insurers are to develop and apply policies and procedures capable of assessment by the BMA.

Group Supervision.  Emerging international norms in the regulation of global insurance and reinsurance groups are trending increasingly towards the imposition of group-wide supervisory regimes by one principal “home” regulator over all the legal entities in the group, no matter where incorporated. The Insurance Amendment Act 2010 (“2010 Amendment Act”) which became operative on March 25, 2010, introduced such a regime into Bermuda insurance regulation.

The 2010 Amendment Act introduced into the Insurance Act a new part concerning group supervision. As a result of the new part, the BMA will publish a statement of principles regarding the exercise of its discretion to determine whether it should be a group supervisor. The new part includes new provisions regarding group supervision, the authority to exclude specified entities from group supervision, the power of the BMA to withdraw as group supervisor, the functions of the BMA as group supervisor and the power of the BMA to make rules regarding group supervision.

The BMA also intends to publish an insurance code of conduct in relation to group supervision. There is presently no indication as to when group supervision may be implemented and what companies may be included.

U.K. and E.U. Regulation

General.  The Financial Services Authority (the “FSA”) is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including insurance, investment management, deposit taking and most other financial services carried on by way of business in the U.K.). Aspen U.K. has received authorization from the FSA to effect and carry out in the United Kingdom contracts of insurance (which includes reinsurance) in all classes of general (non-life) business. An insurance company with FSA authorization to write insurance business in the United Kingdom may provide cross-border services in other member states of the European Economic Area (“EEA”) subject to notifying the FSA prior to commencement of the provision of services and to the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state. The FSA remains responsible for the supervision of Aspen U.K.’s European branches. On November 26, 2010, Aspen U.K. exempted ARML from FSA authorization, by making it an Appointed Representative. As a consequence, Aspen U.K. accepts full responsibility, including any liabilities that might arise, for the regulated activities that ARML performs on its behalf.

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

In addition to its required minimum solvency margin each insurance company is required to calculate an ECR, which is a measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to a company’s business profile which includes capital charges based on assets, claims and premiums. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment (“ICA”). As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of ICA’s. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer. Additionally, Aspen U.K. is required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance branch in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements.

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

Changes to U.K. Regulation.  In June 2010, the U.K. Chancellor announced the government’s intention to create three new regulatory bodies:

•	the Prudential Regulation Authority (the “PRA”);

•	the Financial Policy Committee (the “FPC”); and

•	the Consumer Protection and Markets Authority (the “CPMA”).

The FSA has established a regulatory reform program, which is working jointly with the Bank of England and the Treasury to design the regulatory and operating models for the new authorities and manage the transition to the new structure. The expectation is that the new regulatory structure will be in place sometime in the second half of 2012.

The FSA has already started to evolve towards this new structure. In April 2011, it will replace its current Risk and Supervision business units with a Prudential business unit and a Consumer Protection and Markets business unit. From this point, the FSA will take a progressive approach to changing certain regulatory processes permitted within existing statutory remit so that the FSA can begin to operate a more ‘twin peaks’ style of regulation. It is Aspen U.K.’s current understanding that it will be supervised and regulated by both the PRA and CPMA.

The FSA will be responsible for operating this transition structure, but in designing it the FSA will be consulting with the Bank of England to ensure maximum continuity in relation to the PRA. The final design of the PRA will, of course, be a joint decision with the Bank of England.

We should not underestimate the fact that a de-merger of the FSA is a complex and resource-intensive exercise which carries significant execution risk. The key risk stems from the impact on the FSA staff and the need for FSA management to devote time to the design and implementation of the new structure.

Switzerland Insurance and Reinsurance Regulation

General.  Aspen U.K. established a branch in Zurich, Switzerland to write property and casualty reinsurance. The Federal Office of Private Insurance (“FOPI”), a predecessor to Financial Markets Supervisory Authority (“FINMA”) confirmed that the Swiss branch of Aspen U.K. for its reinsurance operations is not subject to its supervision under the Insurance Supervision Act, so long as the Swiss branch only writes reinsurance. If Swiss legislation is amended, the Swiss reinsurance branch may be subject to supervision by FINMA in the future.

On October 29, 2010, Aspen U.K. received approval from FINMA to establish another branch in Zurich, Switzerland to write insurance products. The activities of the Switzerland insurance branch are regulated by FINMA pursuant to the Insurance Supervision Act (Switzerland).

Supervision.  Currently, the FSA assumes regulatory authority over the Swiss reinsurance branch, while FINMA assumes regulatory authority over the insurance branch. FINMA has not conducted a review of the Swiss insurance branch of Aspen U.K.

Singapore Regulation

General.  On June 23, 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a branch in Singapore. The activities of the Singapore branch are regulated by the MAS pursuant to The Insurance Act of Singapore. Aspen U.K. is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and in the capacity is separately regulated by ACRA pursuant to The Companies Act of Singapore.

Supervision.  The MAS conducted a review in June 2010 of the Singapore branch of Aspen U.K. No material issues were identified and this was reflected in the rating.

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

Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in November 2009. The Canadian branch of Aspen U.K. received a moderate rating. No material issues were identified and this was reflected in the rating.

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

Supervision.  APRA undertook a review of Aspen U.K.’s Australian branch in June 2009 and received a “Normal” rating. No material issues were identified and this was reflected in the rating.

Other Applicable FSA Regulations

General.  We purchased APJ Services, a U.K. based insurance broker in 2010. APJ Services is authorized and regulated by the FSA but is subject to a separate prudential regime and other requirements for insurance intermediaries under the FSA Handbook.

Lloyd’s Regulation

General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Our Lloyd’s operations are subject to regulation by the FSA, as established by FSMA. We received FSA authorization on March 28, 2008 for AMAL. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. We received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AUL and their respective directors, is subject to the Lloyd’s supervisory regime.

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

Intervention Powers.  The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. Further, the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003 through the Franchise Board Directorate. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.

If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. Above this level, it requires consent of members voting at a general meeting.

States of Jersey Regulation

General.  On March 22, 2010, we purchased APJ Jersey, a Jersey registered insurance company, which is subject to the jurisdiction of the Jersey Financial Services Commission (“JFSC”). The JFSC sets the solvency regime for those insurance companies under its jurisdiction. APJ Jersey holds funds in excess of the minimum requirement.

Supervision.  JFSC undertook a review of APJ Jersey in November 2009 just prior to our purchase of the company. There were no material matters brought to the attention of APJ Jersey’s prior management arising from that review.

U.S. Entities and Regulation

General.  Aspen Specialty is licensed and domiciled as a property and casualty insurance carrier in North Dakota and is eligible to write surplus lines policies on an approved, non-admitted basis in 46 jurisdictions. However, following the enactment of the Non-Admitted and Reinsurance Reform Act

(the “NRRA”) as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 22, 2011, no state can prohibit a surplus lines broker from placing business with a non-U.S. insurer, such as Aspen U.K., that appears on the Quarterly Listing of the International Insurers Department of the National Association of Insurance (“IID List”). In practice, this means that Aspen U.K. will be eligible in every U.S. state, even in states where Aspen U.K. may not be an eligible surplus lines insurer today.

In addition, on August 16, 2010, we completed our purchase of FFG Insurance Company, a Texas-domiciled insurance company with licenses to write insurance business on an admitted basis in the U.S. This company has been renamed Aspen American Insurance Company (“AAIC”). AAIC has licenses to transact insurance in 50 states and the District of Columbia but before it can write the specific admitted business it seeks to transact in the United States, it must amend its licenses in certain states and complete form, rules and rate filings. As at December 31, 2010, 32 U.S. states have granted full licensing authority to AAIC.

Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts with branch offices in Arizona and Georgia. Aspen Management serves as a producer only for companies within the Aspen Group, and normally does not act on behalf of third parties or market directly to the public, although it is authorized to do so.

ASIS is a California-domiciled insurance producer authorized to place surplus lines business located in California. ASIS is authorized to act on behalf of the Aspen Group and third parties, under California law. In 2009, Aspen Solutions was created as a Connecticut-domiciled property, casualty and surplus lines producer.

Aspen Re America is incorporated in Delaware and functions as a reinsurance intermediary with offices in Connecticut, Illinois, Georgia, Miami and New York. It currently holds reinsurance intermediary authorizations in those states requiring same. Similarly, ARA-CA was created in 2007 to serve as a California reinsurance intermediary. Aspen Re America and ARA-CA both act as brokers for Aspen U.K. only, and do not currently serve as intermediaries for third parties or market directly to the public, although they are authorized to do so under their state licenses.

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

U.S. Insurance Holding Company Regulation of Aspen Holdings.  Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is domiciled, and AAIC and its affiliates are subject to the insurance holding company laws of Texas, where AAIC is domiciled. These laws generally require that Aspen Specialty furnish annual information about certain transactions with affiliated companies within the same holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty or AAIC, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance (“NDCI”) for Aspen Specialty, or the Texas Commissioner of Insurance (“TCI”) for AAIC. The NAIC has just amended their model Holding Company Act to introduce increased reporting requirements and increased group supervision; however, such changes will not affect the group until such time as either North Dakota or Texas amend such insurance statutes to effect these changes.

Change of Control.  Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must make a disclaimer of control filing with the insurance department of such state and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquiror, the integrity and management of the acquiror’s Board of Directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. Because a person acquiring ten percent or more of Aspen Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Aspen Holdings’ U.S. operating subsidiaries, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Aspen Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Aspen Holdings might consider to be desirable.

State Insurance Regulation.  State insurance authorities have broad regulatory powers with respect to various aspects of the surplus lines insurance business, including licensing, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements or solvency standards, filing of rates and forms and regulating investments and dividends. State insurance laws and regulations require Aspen Specialty, AAIC, Aspen U.K. and other affiliates to file financial statements with insurance departments in every state where it is licensed or authorized or accredited or eligible to conduct insurance business; the operations of our companies are subject to examination by those departments at any time.

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

State Dividend Limitations.  Under North Dakota insurance law, Aspen Specialty may not pay dividends to shareholders that exceed the greater of 10% of Aspen Specialty’s statutory surplus as shown on its latest annual financial statement on file with the NDCI, or 100% of Aspen Specialty’s net income, not including realized capital gains, for the most recent calendar year, without the prior approval of the NDCI unless 30 days have passed after receipt by the NDCI of notice of Aspen Specialty’s declaration of such payment without the NDCI having disapproved of such payment. In addition, Aspen Specialty may not pay a dividend, except out of earned, as distinguished from contributed, surplus, nor when its surplus is less than the surplus required by law for the kind or kinds of business the company is authorized to transact, nor when the payment of a dividend would reduce its surplus to less than such amount. Aspen Specialty is required by North Dakota law to report to the NDCI all dividends and other distributions to shareholders within five business days following the declaration thereof and not less than ten business days prior to payment thereof. Similar laws in Texas apply to AAIC.

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

Guaranty Funds and Residual Market Mechanisms.  Licensed U.S. insurers such as AAIC are required to participate in various state residual market mechanisms whose goal is to provide affordability and availability of insurance to those consumers who may not otherwise be able to obtain insurance, including, for example catastrophe insurance in high-risk areas. The mechanics of how each state’s residual markets operate may differ, but generally, risks are either assigned to various private carriers or the state manages the risk through a pooling arrangement. If losses exceed the funds the pool has available to pay those losses, the pools have the ability to assess insurers to provide additional funds to the pool. The amounts of the assessment for each company are normally based upon the proportion of each insurer’s (and in some cases the insurer’s and its affiliates’) written premium for coverages similar to those provided by the pool, and are frequently uncapped. State guaranty associations also have the ability to assess licensed U.S. insurers in order to provide funds for payment of losses for insurers which have become insolvent. In many cases, but not all, assessed insurers may recoup the amount of these guaranty fund and state pool assessments by surcharging future policyholders.

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

For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post contract-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $937.1 million and $1,065.5 million at December 31, 2009 and 2010, respectively. In the past, Aspen U.K. has applied for “trusteed reinsurer” approvals in states where U.S. cedants are domiciled and is currently an approved trusteed reinsurer in 49 U.S. jurisdictions.

As a result of the Dodd-Frank Act, beginning on July 21, 2011, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. We note that as a result, several states have begun efforts to change their credit for reinsurance laws and regulations as Florida and New York already have, so that qualifying non-admitted reinsurers meeting certain minimum rating and capital requirements would, upon application to the state Insurance Departments, be permitted to post less than the 100% collateral currently required in most U.S. states. As collateral reduction efforts continue, we will continue to monitor developments. Aspen U.K. and Aspen Bermuda intend to seek approval to post reduced collateral in relevant states.

Aspen U.K. is also writing surplus lines business in certain states, as noted above. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the IID List. Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As at December 31, 2010, Aspen U.K. surplus lines trust fund was $101.2 million.

Certain jurisdictions also require annual requalification filings from Aspen U.K. to maintain the company’s surplus lines eligibility. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information. As a result of the Dodd-Frank Act, such state regulatory filings for non-U.S. surplus lines insurers will presumably be eliminated, but it remains unclear what the IID filing requirements will be in the future.

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

Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes returns to the New York Insurance Department with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. Syndicate 4711 is also listed in the Quarterly Listing of the IID. As at December 31, 2010, Syndicate 4711’s trust fund was $51.5 million.

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

Introduction

As with any publicly traded company, investing in our equity and debt securities carries risks. Our risk management strategy is designed to identify, measure, monitor and manage material risks that could adversely affect our financial condition and results of operations and we have invested significant resources to develop the appropriate risk management policies and procedures to implement this strategy. Nonetheless, the future business environment is intrinsically uncertain and difficult to forecast and our risk management methods may not be successful for this reason or because of other unintended weaknesses in our approach.

We set out below the risks that we have identified using the classification system that we use in our risk management process.

For this purpose, we divide risks into core and non-core risks. Core risks comprise those risks which are inherent in the operation of our business including insurance risks in respect of our underwriting operations and market and liquidity risks in respect of our investment activity. We intentionally expose the Company to core risks with a view to generating shareholder value, but seek to manage the resulting volatility in our earnings and financial condition to within the limits defined by our risk appetite.

However, these core risks are intrinsically difficult to measure and manage and we may not therefore be successful in this respect.

All other risks are classified as non-core, which include regulatory and operational risks, and we seek as far as is practicable and economic to avoid or minimize our exposure to any such risks that we identify as potentially material.

Insurance Risks

Our financial condition and results of operations could be adversely affected by the occurrence of natural catastrophic events.

As part of our insurance and reinsurance operations, we assume substantial exposure to losses resulting from natural catastrophic events including severe weather, floods, wildfires, volcanic eruptions and earthquakes. The severe weather events to which we are exposed include tropical storms, cyclones, hurricanes, winter storms, tornados, hailstorms and severe rainfall causing flash floods.

The incidence and severity of such catastrophes are inherently unpredictable and our losses from catastrophes have been and can be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in, and material effects on, our financial condition or results of operations for any fiscal quarter or year and our ability to write new business.

Our principal catastrophe exposures by peril and geographic region are set out in the table below, but there are other perils and geographic regions to which we also have exposure.

Tier 1 risks - our largest exposures	Tier 2 risks - other significant exposures

•Tropical storms and hurricanes making landfall in the United States
•Earthquakes in the United States
•Windstorms making landfall in Europe and European flood risk
•Tropical cyclones making landfall in Japan
•Earthquakes in Japan

•North American tornados, hailstorms and winter storms
•Earthquakes in South and Central America and Canada
•Earthquakes in Europe, Turkey and Israel
•Earthquakes in Australia and New Zealand
•Windstorms making landfall in Australia, Hong Kong and islands in the Caribbean

We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that climate change may increase the frequency and severity of severe weather events. Although we attempt to manage our exposure to these events via a multitude of approaches including geographic diversification, geographical limits, individual policy limits, exclusions or limitations from coverage and limited purchase of reinsurance, these management tools may not react in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our business, financial condition or results of operations.

We seek to limit the amount of exposure from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor on a regular basis our exposure to catastrophic events, including earthquake and wind against set limits. Currently we seek to limit the probable maximum post-tax loss to 25% of total shareholders’ equity for a severe catastrophic event that could be expected to occur on average once in 250 years and to 17.5% for a catastrophic event that could be expected to occur on average once in 100 years, although we may change these thresholds at any time. There can be no guarantee that we will not suffer losses in excess of these limits due to the inherent uncertainties in estimating the severity and frequency of the events and the error margin resulting from potential inaccuracies and inadequacies in external data provided, the modeling techniques and application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event.

We rely significantly on models to determine probable maximum losses; those models contain inherent uncertainties and as such our results may differ significantly from expectations.

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

The validity of modeled outputs also relies heavily upon the quality of the underlying exposure location data. While the quality of data is improving for the industry as a whole, it still needs improvement in all areas but particularly outside of the peak zones in the United States, Europe and Japan which have been most closely studied and modeled.

Modeled outputs may also be misinterpreted. Therefore, our results of operations may differ significantly from expectations and the experience represented in our historical financial statements.

The frequency and severity of weather-related catastrophes may increase due to cyclical variations in climate and global climate change.

Weather patterns, including the frequency and severity of powerful storms, are believed to be influenced by cyclical phenomena operating over periods of months or years.

For example, many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer than average sea-surface temperatures and low wind shear enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). There have been larger than average number of Atlantic tropical storms and hurricanes in recent years although the impact on insurance losses is determined not by the number of storms that form, but by the number making landfall in populated areas with high insured values.

There is widespread consensus in the scientific community that there is a long term upward trend in global air and sea temperatures and that this is likely to increase the frequency and severity of severe weather events over the coming decades.

Given the scientific uncertainty of predicting the effect of climate cycles and global warming on the frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated exposures and potential losses.

We could face unanticipated large losses from events other than natural catastrophes, some of which may involve clash losses under several contracts, and these could have a material adverse effect on our financial condition and results of operations.

Large losses from single events can occur if we are exposed to such events through more than one insurance or reinsurance contract. Such losses are referred to as ‘clash losses’. Our results can be adversely affected if there is an unexpectedly large number of clash losses in a period or if there is one or more such loss of unexpectedly large value.

We seek to manage our exposure to clash risk by identifying possible scenarios under which we could be exposed and limiting our exposure to these potential scenarios.

Some of the more significant scenarios which we have identified in this respect are a terrorism attack in the U.S. or Europe, fire or explosion at a refinery or offshore oil and gas installation, a poison gas cloud, the collapse of a major office building in the U.S. or Europe, a nuclear core melt, the collision of two ships and the loss of a passenger airplane.

In addition, we may suffer multiple losses from economic, political and financial market events through our writing of lines of business such as financial and political risks, credit and surety reinsurance, professional indemnity and management liability.

For example, we may have substantial exposure to large, unexpected losses resulting from acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In our political and financial risk lines, we write traditional political risks including equity based investment risks, lenders interest, asset protection against political violence and related physical damage. These risks are inherently difficult to underwrite as they require a complex evaluation of the credit and geo-political risks. We also underwrite financial risk which includes all types of trade, debt and project finance. We attempt to manage our risk by diversifying our portfolio and enforcing line size and country aggregation limits and enforcing a global stress loss limit of 20% of capital for these lines of business. However, due to the inherent uncertainties in the model including but not limited to the assumptions and underlying data used and the current economic climate, there could be an increase in frequency and/or severity of political events in multiple countries that could result in losses that could materially exceed our expectations.

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

We may suffer from an unexpected accumulation of attritional losses.

In addition to our exposures to natural catastrophe and other large losses as discussed above, our results of operations may also be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate underwriting processes to guide the pricing and acceptance of risks. These processes, which include pricing models where appropriate, are intended to ensure that premiums received are sufficient to cover the expected levels of attritional loss as well as a contribution to the cost of natural catastrophes and large losses where necessary. However, it is possible that our underwriting approaches or our pricing models may not work as intended in this respect and that actual losses from a class of risks may materially exceed the premiums received thus causing adverse variation in our results of operations.

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

We may face increased exposure as a result of litigation related to the crisis in the financial markets and recession, volatility in the capital and credit markets and the distress of global financial institutions. These economic and market conditions may increase allegations of misconduct or fraud against institutions that are impacted. Shareholders are bringing securities class actions against companies and lawsuits against company executives, directors and officers at investment banks, insurance companies, U.S. sub-prime lenders, Real Estate Investment Trusts (“REITs”), and other financial institutions, as well as their respective advisors. Actions like this could result in significant professional liability claims on D&O and E&O policies. The full extent of our liability and exposure to financial institutions and professional liability claims in our financial and professional lines as well as our casualty reinsurance line may not be known for many years after a contract is issued. This could adversely affect our financial condition or results of operations.

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

As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. In addition, any prolonged economic downturn could result in reduced demand for insurance and reinsurance products which could adversely impact the pricing of our products. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. In 2010, a general climate of poor rate levels and soft market conditions continued for a significant number of our business lines. For 2011, we believe that the conditions will remain at the same levels overall. In respect of current market conditions, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Market Conditions, Rate Trends and Developments in Early 2011.” Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. To the extent these trends emerge, our financial condition or results of operations could be adversely affected.

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

In our reinsurance treaty business, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. This is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur.

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

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of reinsurance or retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We have sought previously alternative ways of reducing our risk such as catastrophe bonds, and we may seek other ways such as contingent capital, sidecars or other capital market solutions, which solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, results of operations and financial condition.

If actual claims exceed our loss reserves, our financial results could be significantly adversely affected.

Our results of operations and financial condition depend upon our ability to assess accurately the potential losses associated with the risks that we insure and reinsure. Establishing an appropriate level of loss reserves is an inherently uncertain process. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. If natural catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.

There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, there is still the potential for adverse development from litigation associated with Hurricane Katrina. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis. There is also a potential for new areas of claims to emerge as underlying this segment are many long-tail lines of business. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009 and there is also a specific area of uncertainty relating to a book of New York Contractor business.

We establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies that we write. Under U.S. GAAP, we are not permitted to establish reserves for losses and loss expenses, which include case reserves and IBNR reserves, until an event which gives rise to a claim occurs. As a result, only reserves applicable to losses incurred up to the reporting date may be set aside on our financial statements, with no allowance for the provision of loss reserves to account for possible other future losses. See Item 1 above, “Business — Reserves” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our reserving process and methodology.

Profitability may be adversely impacted by inflated costs of settling claims.

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

Market and Liquidity Risks

We may be adversely affected by changes in interest rates and bond yields.

Our financial condition and operating results are affected by the performance of our investment portfolio. Our investment portfolio contains fixed income securities which are valued in the balance sheet at market value. The market value of fixed income securities generally moves in the contrary direction to the market yields of bonds. Thus their value declines when bond yields rise. Bond yields may rise or fall in response to market expectations of future interest rates and as a result of changes in the market valuation of the credit worthiness of the relevant issuers. Bond yields were volatile during 2010, which impacted our financial results. Changes in bond yields also affect the rate at which funds are reinvested and this may have an adverse effect on investment income and consequently on the results of operations.

Interest rates and bond yields are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our interest rate strategy includes maintaining a portfolio, diversified by obligor and emphasizing higher-rated securities, with a short duration of 3.3 years to reduce the effect of interest rate changes on book value. In addition we are currently using interest rate swaps to hedge interest rate risk where we pay fixed and receive floating coupons. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value and results of operations.

Deterioration in the public debt and equity markets could lead to investment losses, which could affect our financial results and ability to conduct business.

Our funds are invested by several professional investment management firms under the direction of our Investment Committee in accordance with detailed investment guidelines set by us. See “Business — Investments” under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines, our investments are subject to general economic conditions, market risks and fluctuations, as well as to risks inherent in particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades of some credits, may put our investments at risk. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2010, 68.2% or $232.0 million, of our income before tax was derived from our net invested assets.

Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results and ability to conduct business.

We hold, and may in the future purchase, certain investments that may lack liquidity, such as non-agency Residential Mortgage-Backed Securities, Asset-Backed Securities and Commercial Mortgage-Backed Securities and our reinvestment of $30.0 million in Cartesian Iris 2009A L.P./Cartesian Iris Offshore Fund L.P., which was formed to provide capital for a new Bermudian reinsurer, focusing on insurance-linked securities. These investments represented approximately 0.5% of our investment portfolio as of December 31, 2010. During the height of the financial crisis even some of our very high quality assets were more illiquid than normal. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our business, financial condition or results of operations could be adversely affected.

Our investment portfolio includes below investment-grade or unrated securities that have a higher degree of credit or default risk which could adversely affect our results of operations and financial condition.

Our investment portfolio is primarily invested in high quality, investment-grade securities. However, as a result of downgrades, a small portion of the portfolio is in below investment-grade or unrated securities. At December 31, 2010, below investment-grade or unrated securities comprised approximately 0.2% of our investment portfolio. These securities also have a higher degree of credit or default risk and are much less liquid than the rest of our portfolio. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place investment guidelines to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of prolonged economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital, adversely affecting our financial condition and results of operations.

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our segments are the U.S. Dollar, the British Pound, the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singaporean Dollar. During the course of 2010, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.6379 to a low of £1:$1.4334. For the twelve months ended December 31, 2010, 2009 and 2008, 19.8%, 15.2% and 14.1%, respectively, of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our results of operations.

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

Bankruptcy, liquidity problems, distressed financial condition or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our business and results of operations.

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

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Insurance Subsidiaries. Dividends and other permitted distributions and loans from our Insurance Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, to our preference shareholders and ordinary shareholders, if any. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make loans to other Group companies. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Entities and Regulation — State Dividend Limitations” in Item 1, above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other distributions. Under the Bermuda Companies Act, we may declare or pay a dividend out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due or if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. There are further restrictions to those outlined above and as such if you require dividend income you should carefully consider these risks before investing in us. For more information regarding restrictions on the payment of dividends by us and our Insurance Subsidiaries, see “Business — Regulatory Matters” in Item 1, above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7.

Strategic Risks

We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry may increase competition.

The insurance and reinsurance markets continue to be highly competitive. We continue to compete with existing international and regional insurers and reinsurers some of which have greater financial, marketing, and management resources than we do. We also compete with new companies entering the market and with alternative products such as insurance/risk-linked securities, catastrophe bonds and derivatives. See “Business — Competition” under Item 1, above for a list of our competitors. There has also been a move for insureds to retain a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, and other mechanisms for funding their risks, rather than risk transferring insurance.

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

Governments may take unpredictable action to ensure continued supply of insurance particularly where a large event leads to withdrawal of capacity from the market. As a result of the financial crisis affecting the banking system and financial markets, a number of government initiatives have been launched recently that are designed to stabilize market conditions. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular. See “Regulatory Risks” below.

Our Insurance Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Insurance Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. A.M. Best affirmed Aspen Bermuda’s and Aspen U.K.’s financial strength rating to A (Excellent). In addition, Aspen Specialty’s and AAIC’s rating was affirmed as part of the Aspen Group rating. Our business written through Syndicate 4711 also benefits from Lloyd’s rating which is currently A (Excellent) by A.M. Best and A+ (Strong) by S&P. If our or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it might be more difficult for us to market our products and to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, results of operations, liquidity and financial flexibility.

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

Our expansion will continue to place increased demands on our financial, managerial and human resources. In 2010, we increased our business written in Latin America, entered the U.S. admitted insurance market, added a U.K. regional platform and established an office in Cologne, Germany and an insurance branch in Zurich, Switzerland. In addition, the increased regulatory complexity of our business brought about by operating in multiple jurisdictions increases our regulatory risk profile. To the extent we are unable to attract additional professionals, our financial, managerial and human resources may be strained. The growth in our staff and infrastructure also creates more managerial responsibilities for our current senior executives, potentially diverting their attention from the underwriting and business origination functions for which they are also responsible. Our future profitability depends in part on our ability to further develop our resources and systems to effectively support such transition or expansion. Our inability to achieve such development or to manage effectively such growth may impair our future financial results.

Acquisitions or strategic investments that we may make could turn out to be unsuccessful.

As part of our long-term strategy, we may pursue growth through acquisitions and/or strategic investments in businesses or new underwriting or marketing platforms. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, new personnel, new underwriting or marketing platforms could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, higher levels of claims than is reflected in reserves and an inability to generate sufficient revenue to offset acquisition costs. Any future acquisitions may expose us to operational risks including:

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

Our ability to manage our growth through acquisitions, strategic investments or new platforms will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

We may fail to execute our strategy in new lines of business and territories, which would impair our future financial results.

We continue to expand our operations and in 2010, among other things, increased business written in Latin America, established a U.K. regional platform and a Swiss insurance branch. Our expansion into new lines of business such as professional liability insurance, global excess casualty and non-marine transportation liability in 2007, financial and political risk, financial institutions and management and technology liability insurance in 2008, specie and credit and surety reinsurance business incepting in 2009 and non-U.S. agriculture reinsurance and professional liability, D&O and excess casualty insurance in the U.S. in 2010, presents us with new and expanded challenges and risks which we may not manage successfully. We are continuing to strengthen the operational processes to support these lines of business. In general, our techniques for evaluating and modeling risk in these new lines of business are not as developed as the models for pre-existing lines of business. If we fail to continue to develop the necessary infrastructure, or otherwise fail to execute our strategy, our results from these new lines of business will likely suffer, perhaps substantially, and our future financial results may be adversely affected.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, to deploy capital into more profitable business lines, to identify acquisition opportunities, to manage investments and preserve capital in volatile markets, and to establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on a regular basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claims losses, we may need to raise additional funds through financings or curtail our growth and reduce our assets. Our additional needs for capital will depend on our actual claims experience, especially for any catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and results of operations could be adversely affected.

Our debt, credit and International Swap Dealers Association (ISDA) agreements may limit our financial and operational flexibility, which may affect our ability to conduct our business.

We have incurred indebtedness and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities and ISDA agreements with various institutions. Under these credit facilities, the institutions provide revolving lines of credit to us and our major operating subsidiaries and issue letters of credit to our clients in the ordinary course of business.

The agreements relating to our debt, credit facilities and ISDA agreements contain various covenants that may limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. Some of these agreements also require us to maintain specified ratings and financial ratios, including a minimum net worth covenant. If we fail to comply with these covenants or meet required financial ratios, the lenders or counterparties under these agreements could declare a default and demand immediate repayment of all amounts owed to them.

If we are in default under the terms of these agreements, then we would also be restricted in our ability to declare or pay any dividends, redeem, purchase or acquire any shares or make a liquidation payment.

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

As a result of the Dodd-Frank Act, beginning on July 21, 2011, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. We note that as a result, several states have begun efforts to change their credit for reinsurance laws and regulations as Florida and New York already have, so that qualifying non-admitted reinsurers meeting certain minimum rating and capital requirements would, upon application to the state Insurance Departments, be permitted to post less than the 100% collateral currently required in most U.S. states. Aspen U.K. and Aspen Bermuda intend to seek approval to post reduced collateral in relevant states.

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity,” to satisfy these requirements. If these facilities are not sufficient or if we are unable to renew these facilities at their expiration due to credit market constraints or unable to arrange for other types of security on commercially-acceptable terms, the ability of Aspen Bermuda and Aspen U.K. to provide reinsurance to U.S.- based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law or under our investment guidelines. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2010, we had $729.9 million in trust funds or pledged as collateral for secured letters of credit.

The development of our U.S.-based insurance operations is subject to increased risk from changing market conditions.

Excess and surplus lines insurance is a substantial portion of the business written by our U.S.-based insurance operations. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. This cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market can be significantly more rapid than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers), standard insurance carriers tend to loosen underwriting standards and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.

Regulatory Risks

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

Aspen U.K.  Aspen U.K. has authorization from the FSA to write all classes of general insurance business in the United Kingdom. As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen U.K. will be subject to supervision by the FSA. Changes in the FSA’s structure or requirements from time to time may have an adverse impact on the business of Aspen U.K.

In June 2010, the U.K. Government announced its intention to create three new regulatory bodies to replace the FSA. We can give no assurance as to how this change in regulatory structure may impact the regulatory landscape in the U.K. Unexpected change to market practices may become necessary or desirable as a result of actions taken by the new regulatory bodies, which may impact our results of operations.

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

Any transactions between Aspen U.K., AMAL (as managing agent of Syndicate 4711), AUL (as corporate member of Syndicate 4711), Aspen Specialty, AAIC and Aspen Bermuda that are material connected party transactions would also have to be reported to the FSA. We can give no assurance that the existence or effect of such connected party transactions and the FSA’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where Aspen U.K. has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA with regard to Aspen U.K.

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

Changes at the EU level may also affect Aspen U.K. and AMAL.

In addition, given that the framework for supervision of insurance and reinsurance companies in the United Kingdom must comply with E.U. directives (which are implemented by member states through national legislation), changes at the E.U. level may affect the regulatory scheme under which Aspen U.K., AMAL and AUL will operate. We can give no assurance as to how E.U. and other relevant laws will be applied within the sectors in which Aspen U.K. is currently active. Unexpected changes to market practices may be necessary or desirable as a result of any action taken by the E.U. Commission, which may impact our results of operations.

The EU Directive on Solvency II may affect the way in which Aspen U.K. manages its business and may lead to Aspen Bermuda posting collateral in respect of its EEA cedants.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009 and is expected to be implemented on December 31, 2012. Solvency II presents a number of risks to Aspen U.K. and AMAL. The FSA’s existing regime is expected to meet many of the new measures but insurers are expecting to undertake a significant amount of work to ensure that they will meet the new requirements and this may divert finite resources from other business related tasks. In addition, the measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until late 2011; consequently, Aspen’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. Increases in capital requirements as a result of Solvency II may be required and may impact our results of operations. Further, under Solvency II, unless the European Commission assesses the regulatory regime in Bermuda as “equivalent” to Solvency II, then Aspen Bermuda may be required to post collateral in respect of any reinsurance of EEA cedants, including Aspen U.K., which may have a negative impact on Aspen Bermuda’s and Aspen Holdings’ results. This is because under Solvency II, the prohibition on EEA member states imposing collateral requirements on its cedants wishing to take credit for reinsurance only applies in cases of the reinsurers who are situated in a country whose solvency regime is deemed “equivalent” to Solvency II. Therefore, if Bermuda’s solvency regime is not deemed “equivalent” to Solvency II, then Aspen Bermuda’s EEA cedants may be required to seek collateral from Aspen Bermuda in order for the cedant to take credit for such reinsurance. The European Union’s Committee of European Insurance and Occupational Pensions Supervisors (“CEIOPS”) has recommended to the European Commission that Bermuda be among the first countries assessed for equivalence with Solvency II. However, the final decision as to whether Bermuda is deemed equivalent to Solvency II can only be made by the European Commission, which has stated that it will publish its decisions on equivalence by July 2012. As of January 1, 2011, the European Insurance and Occupational Pensions Authority (“EIOPA”) replaces CEIOPS.

The activities of Aspen U.K. may be subject to review by other insurance regulators.

Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, Germany, all other EEA states and certain Latin American countries. In addition, Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and assess that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.

The Bermudian regulatory system and potential changes thereto, could have a material adverse effect on our business.

Aspen Bermuda is a registered Class 4 Bermuda insurance and reinsurance company. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares (in certain circumstances) and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Aspen Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds. With effect from December 31, 2008, the BMA introduced a risk-based capital adequacy model called the BSCR for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization.

The BMA has published a number of consultation and discussion papers covering the following proposed regulatory changes which may or may not become adopted in present or revised form in the future:

•	the introduction, for solvency purposes, of an economic balance sheet to ensure that all assets and liabilities are valued on a consistent economic basis;

•	enhancements to the disclosure and transparency regime by introducing a number of additional qualitative and quantitative public and regulatory disclosure requirements; and

•	the introduction of own risk and solvency assessment which will require insurers to demonstrate the link between capital adequacy, risk governance process and strategic decision making.

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

AMAL and AUL.  AMAL is the managing agency and AUL is the sole corporate member for our Lloyd’s platform, Syndicate 4711. Both entities are incorporated in the U.K. Both the FSA and Lloyd’s have regulatory authority over AMAL and Lloyd’s has regulatory authority over AUL. Both regulators have substantial powers in relation to the companies they regulate, including the removal of authorization to carry on a regulated activity or to continue as a member of Lloyd’s.

The failure of AAIC to amend all of its licenses to write admitted business in the United States.

AAIC has licenses to transact insurance in 50 states and the District of Columbia but before it can write the specific admitted business it seeks to transact in the United States, it must amend these licenses in certain states and complete form, rules and rate filings. As at December 31, 2010, 32 U.S. states have granted full licensing authority to AAIC. However, if for any unforeseen reasons AAIC is unable to amend the remaining licenses as required, AAIC will be unable to transact business in all 50 states and the District of Columbia as intended.

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

Changes in Lloyd’s regulation or other developments in the Lloyd’s market could make operating Syndicate 4711 less attractive. For example, Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and central fund levies for members and policy signing charges. Despite the principle that each member of Lloyd’s is only responsible for a proportion of risk written on his or her behalf, a central fund acts as a policyholders’ protection fund to make payments where other members have failed to pay valid claims. The Council of Lloyd’s may resolve to make payments from the central fund for the advancement and protection of members, which could lead to additional or special levies being payable by Syndicate 4711. The bases and amounts of these charges may be varied by Lloyd’s and could adversely affect our financial and operating results.

Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “— Our Insurance Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease,” above.

The syndicate capital setting process within AMAL is also under the FSA rules but is delegated to Lloyd’s to deal with the detailed procedures. Lloyd’s could request an increase in capital under the FSA rules in similar circumstances as set out above in the section on Aspen U.K. As an E.U.-based insurer, Syndicate 4711 is also subject to the provisions of Solvency II as noted above.

U.S. Entities — Aspen Specialty, Aspen American Insurance Company, and affiliated producer entities.  Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the NDCI. AAIC is organized in Texas and has licenses to write property and casualty insurance business on an admitted basis in all 50 states and the District of Columbia. These states also have regulatory authority over a number of affiliate transactions between the insurance companies and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. policyholders, not our shareholders or noteholders. Among other matters, state insurance regulations will require Aspen entities to maintain minimum levels of capital, surplus and liquidity, require insurers to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen entities in the U.S. to write new business or distribute assets to Aspen Holdings.

New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or results of operations.

Along with our peers in the industry, we will continue to monitor such changes in existing laws and regulations and the possibility of a dual regulatory framework in the U.S.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. Moreover, the NAIC and state insurance regulators regularly examine existing laws and regulations. Changes in federal or state laws and regulations or the interpretation of such laws and regulations could have a material adverse effect on our business.

As an example of such federal regulation, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, TRIA was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the United States. This law has been extended twice, and is currently scheduled to expire on December 31, 2014. TRIA established a federal assistance program to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. Thus, for their direct insurance business, Aspen Specialty, AAIC and Aspen U.K. are required to offer terrorism coverage including both domestic and foreign terrorism, and have adjusted the pricing of TRIA coverage as appropriate to reflect the broader scope of coverage being provided. Similar federally-sponsored mandatory programs may come into play in the near future for funding of catastrophic risk or other risks of loss in the public eye, with unknown impact to Aspen.

On July 21, 2010, the Dodd-Frank Act became law in the U.S. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act introduces certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. The Dodd-Frank Act incorporates the NRRA which will become effective on July 22, 2011. The NRRA would establish national standards on how states may regulate and tax surplus lines insurers and also sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in an insured’s home state authority over most aspects of surplus lines insurance, including the right to collect and allocate premium tax with respect to policies with multi-state perils, and regulators in a reinsurer’s state of domicile are given the sole responsibility for regulating the reinsurer’s financial solvency. The NRRA also prohibits a state from denying credit for reinsurance if the domiciliary state of the insurer purchasing reinsurance recognizes credit for reinsurance. At the present time, it appears the changes specific to non-admitted insurance and reinsurance will likely have a positive effect for companies such as Aspen Specialty and Aspen U.K., although there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

The Dodd-Frank Act also creates the Federal Insurance Office (“FIO”) within the Department of Treasury, designed to promote national coordination within the insurance sector and would have the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. The Act also provides the FIO, jointly with the Secretary of the Treasury and U.S. Trade Representative, with the power to enter into agreements with foreign governments relating to the recognition of prudential measures for the business of insurance or reinsurance. In entering into such agreements, the FIO will have the authority to preempt state law if it is determined that a state law is inconsistent with the international agreement and treats a non-U.S. insurer less favorably than a U.S. insurer. These measures could ultimately lead to regulation which could have a material financial impact on us.

Changes in U.S. State insurance legislation and insurance department legislation may impact on liabilities assumed by our business.

Aspen Specialty, AAIC, Aspen U.K. and various affiliates are subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the companies in such states. For example, as a result of natural disasters, Emergency Orders and related regulations may be periodically issued or enacted by individual states. This may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to the company on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. Certain states with catastrophe exposures (e.g., California earthquakes, Florida hurricanes) have opted to establish state-run, state-owned reinsurers that compete with us and our peers. These entities tend to reduce the amount of business available to us.

Our business could be adversely affected by Bermuda employment restrictions.

From time to time, we may need to hire additional employees to work in Bermuda. Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits are granted or renewed by the Bermuda Department of Immigration upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. In April 2001, the Bermuda government announced a policy whereby unless a work permit holder is otherwise exempt, he or she will be limited to a maximum term of six years. Renewal beyond the general maximum of six years is possible if the employer makes a compelling case to justify it because of genuine and real need to renew the permit. Generally, no extensions will be permitted beyond a further three years bringing the maximum to nine years in total. Non-Bermudian employees who have been granted “key” status to Aspen Bermuda by the Bermuda Department of Immigration have been granted an exemption from those term limits.

As of December 31, 2010, we had 54 employees in Bermuda. Julian Cusack, the current Group Chief Risk Officer and Chairman and CEO of Aspen Bermuda and James Few, President, Aspen Re and Chief Underwriting Officer of Aspen Bermuda are non-Bermudian who are working under work permits that will expire in March 2013. Messrs. Cusack and Few have been granted key worker status by the Bermuda Department of Immigration and therefore term limits do not apply, however, key worker work permits still require renewal to remain valid. Even with an exemption from term limits, renewals of work permits are subject to approval by the Bermuda Department of Immigration. In this case, their work permits would only not be renewed in the event that a Bermudian (and/or spouse of a Bermudian) is qualified to perform their duties. None of our current non-Bermudian employees for whom we have applied for a work permit has been denied. We could lose the services of Messrs. Cusack or Few or another key employee who is non-Bermudian if we were unable to obtain or renew their work permits, which could have a material adverse affect on our business.

From time to time, government authorities seek to more closely monitor and regulate the insurance industry, which may adversely affect our business.

The Attorneys General for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage compensation practices.

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS, Aspen Re America and ARA-CA will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See “— Our reliance on brokers subjects us to their credit risk” and “— Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us” above.

These investigations of the insurance industry in general, whether involving the Company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future financial results or results of operations.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited historical information through December 31, 2010.

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

Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2010. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Other Operational Risks

The loss of underwriters or underwriting teams could adversely affect us.

Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain our teams of underwriters in various business lines. Although we are not aware of any planned departures, the loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel. In addition, the loss of services of underwriters could strain our ability to execute our new business lines, as described elsewhere in this report. In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and results of operations.

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

Changes in employment laws, taxation and acceptable remuneration practice may limit our ability to attract senior employees to our current operating platforms.

Our insurance and reinsurance operations are, by their nature, international and we compete for senior employees on a global basis. Changes in employment legislation, taxation and the approach of regulatory bodies to remuneration practice within our operating jurisdictions may impact our ability to recruit or retain senior employees or the cost to us of doing so. Any failure to retain senior employees may adversely affect the strategic growth of our business and the results of operations.

We may be adversely affected by action taken against us by former employers of our staff who allege that their former employees may be in breach of legal obligations to them.

Within our industry it is common for employers to seek to restrict an employee’s ability either to work for a competitor or to engage in business activities with the customers or staff of a former employer after leaving employment. In addition, our employees may owe statutory or fiduciary obligations to former employers. The extent of any such post-termination restrictions and the extent to which any alleged contractual restrictions are enforceable is highly fact specific and dependant upon the local laws in the applicable jurisdiction in any case. Action taken by former employers to enforce such restrictions, however, even if ultimately found not to be legally binding, may adversely affect our ability to pursue current business objectives.

We rely on third-party service providers for some of our operations and systems.

We rely on third-party service providers for a variety of services and systems, which include but are not limited to, claims handling activity, support on our underwriting and finance systems, investment management and catastrophe modeling. If our third-party service providers fail to perform as expected, it could have a negative impact on our business and results of operations.

Risks Related to Our Ordinary Shares

Future sales of ordinary shares may affect their market price and the future exercise of options may result in immediate and substantial dilution.

As of December 31, 2010, there were 70,508,013 ordinary shares outstanding. Of these shares, most are freely transferable, except for any shares sold to our “affiliates,” as that term is defined in Rule 144 under the Securities Act.

Moreover, as of December 31, 2010, an additional 1,126,285 ordinary shares were issuable upon the full exercise on a cash basis of outstanding options by Appleby Services (Bermuda) Ltd, formerly Appleby (Bermuda) Trust Limited (the “Names’ Trustee”), as successor trustee of the Names’ Trust, which holds the options and shares for the benefit of the members of Syndicate 2020 who were not corporate members of Wellington Underwriting Agencies Limited (“WUAL”). The Names’ Trustee may exercise its options on a cashless basis, which allows it to realize the economic benefit of the difference between the subscription price under the options and the then prevailing market price without having to pay the subscription price for any such ordinary shares in cash. Thus, the option holder receives fewer shares upon exercise. This cashless exercise feature may provide an incentive for the Names’ Trustee to exercise their options more quickly. In the event that the outstanding options to purchase ordinary shares are exercised, you will suffer immediate dilution of your investment.

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

In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual PIERS or to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (the “Perpetual Preference Shares”)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2010, there were 70,508,013 ordinary shares outstanding of which 6,698,261 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

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

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities — Bye-Laws.” Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.

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

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issuances and transfers of shares of a Bermuda-exempted company other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of the securities of the company from and/or to a non-resident of Bermuda, for as long as any equity securities of the company remain so listed. Notwithstanding the above general permission, we have obtained from the BMA their permission for the issue and free transferability of the ordinary shares in the Company, as long as the shares are listed on the New York Stock Exchange (the “NYSE”) (which is an appointed stock exchange) or other appointed stock exchange, to and among persons who are non-residents of Bermuda for exchange control purposes and of up to 20% of the ordinary shares to and among persons who are residents in Bermuda for exchange control purposes. The BMA and the Registrar of Companies accept no responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed in this report.

Under the Insurance Act, each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller.

The FSA regulates the acquisition of “control” of any U.K. insurance company or Lloyd’s managing agent which are authorized under the FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares of a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or Lloyd’s managing agent or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must notify the FSA of his intention to do so and obtain the FSA’s prior approval. The FSA would then have sixty working days to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied both that the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application would constitute a criminal offense. A person who is already deemed to have “control” will require prior approval of the FSA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.

Additionally, as we are the holding company of AMAL and AUL and since Lloyd’s supervises AMAL and AUL, the prior consent of Lloyd’s is required for any acquisition of “control”, as defined above, of AMAL and AUL.

Under the North Dakota Insurance and Texas Holding Company statutes, if a holder would acquire beneficial ownership of 10% or more of our outstanding voting securities without the prior approval of the North Dakota and Texas Insurance Departments, then our North Dakota and Texas insurance subsidiaries or the North Dakota and Texas Insurance Departments are entitled to injunctive relief, including enjoining any proposed acquisition, or seizing ordinary shares owned by any person who has acquired control without prior approval, and such ordinary shares would not be entitled to be voted.

There can be no assurance that the applicable regulatory body would agree that a shareholder who owned greater than 10% of our ordinary shares did not, because of the limitation on the voting power of such shares, control the applicable Insurance Subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable. If these restrictions delay, deter or prevent a change of control, such restrictions may make it more difficult to replace members of our Board of Directors and may have the effect of entrenching management regardless of their performance.

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

Shareholders’ Suits.  The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in our name to remedy a wrong done to us where an act is alleged to be beyond our corporate power, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of the director or officer or to recover any gain, personal profit or advantage to which the director or officer is not legally entitled. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with the action.

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

If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Management, Aspen Solutions and Wellington Underwriting Inc. (“WU Inc.”).

Aspen Holdings, Aspen Bermuda, and Acorn Limited are Bermuda companies, Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services are U.K. companies and APJ Jersey is a Jersey company. We intend to manage our business so that each of these companies (other than AUL) will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Solutions and Aspen Management, as well as the binding authorities previously granted to WU Inc.) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the Aspen Re America, ARA-CA, ASIS, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above. AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K. (the “U.K. Treaty”), although the position is not certain.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

None of us, except for Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services, is incorporated in the United Kingdom. Accordingly, none of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services, should be treated as being resident in the United Kingdom for corporation tax purposes unless our central management and control is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services, currently intends to manage our affairs so that none of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services, is resident in the United Kingdom for tax purposes.

A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.

Each of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services, (which should be treated as resident in the United Kingdom by virtue of being incorporated and managed there), currently intends that we will operate in such a manner so that none of us (other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services), carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us (other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services) are/is trading in the United Kingdom through a permanent establishment.

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

If any of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our results of operations could be materially adversely affected.

Our U.K. operations may be affected by future changes in U.K. tax law.

Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and APJ Services, should be treated as resident in the United Kingdom (by virtue of being incorporated and managed there) and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. companies.

The Taxation (International and Other Provisions) Act 2010 contains a restriction on the deductibility of interest costs in computing taxable profits of companies for U.K. tax purposes, known as the “worldwide debt cap,” which applies to accounting periods beginning on or after January 1, 2010. Broadly, U.K. tax deductions for the net finance expense of the U.K. companies in a group are restricted by reference to (if less) the amount of the gross consolidated finance expense of the worldwide group.

However, there is an exemption from the “worldwide debt cap,” if all or substantially all of either the U.K. trading income or the worldwide trading income of the group is derived from the effecting or carrying out of insurance contracts, or investment business arising directly from such insurance activities. On the basis of the current business activities of the Aspen group, we consider that this exemption should apply. However, any disallowance of interest costs in computing taxable profits for U.K. tax purposes could adversely affect the tax charge to which the Aspen group is subject.

Consultation is ongoing with regard to changes to the U.K. controlled foreign company rules. In November 2010, the U.K. Government published the details of the new proposed regime and draft legislation, with a view to legislating in the Finance Bill 2011 (in respect of the proposed interim improvements to the controlled foreign company rules and announced its intention to further legislate in the Finance Bill 2012). Any changes to the U.K. controlled foreign company rules might affect the U.K.-resident entities of the Aspen group.

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

If you are a “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non-U.S. corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes non-U.S. personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

For purposes of this discussion, the term “U.S. Person” means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes and (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under “Bye-laws” in Part II, Item 5 below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively) 10% or more of the total voting power of all classes of shares of

Aspen Holdings or any of its non-U.S. subsidiaries. It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.

U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).

If the RPII (determined on a gross basis) of any of our non-U.S. Insurance Subsidiaries were to equal or exceed 20% of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of such non-U.S. Insurance Subsidiary (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. Insurance Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of each of our non-U.S. Insurance Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of each of our foreign Insurance Subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of such disposition.

Section 1248 of the Internal Revenue Code of 1986, as amended, in conjunction with the RPII rules provides that if a U.S. Person disposes of shares in a non-U.S. corporation that earns insurance income in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Aspen Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of any of our non-U.S. Insurance Subsidiaries is allocated to the organization, which generally would be the case if any of our non-U.S. Insurance Subsidiaries is a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any of our shares. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

Scope of application of recently enacted legislation is uncertain.

The U.S. Congress enacted legislation in 2010 that would require our non-U.S. companies to enter into agreements with the IRS that would require our non-U.S. companies, if characterized as “foreign financial institutions,” to obtain information about our noteholders and shareholders and to disclose information about our U.S. noteholders and shareholders to the IRS and would appear to impose a 30% withholding tax on certain payments of U.S. source income to our non-U.S. companies if they do not enter into the agreement, are unable to obtain information about our U.S. noteholders and shareholders or otherwise fails to satisfy the obligations under the agreement. Additionally, if our non-U.S. companies are characterized as a “foreign financial institution” and do enter into such an agreement with the IRS, a 30% withholding tax could be imposed on noteholders and shareholders that do not provide the required information. If our non-U.S. companies are characterized as a “foreign financial institution” and cannot satisfy these obligations, payments of U.S. source income made after December 31, 2012 on obligations not outstanding on March 18, 2012 to our non-U.S. companies or, in the case of a company that enters into the appropriate agreement with the IRS, payments by our non-U.S. companies related to such U.S. source income to noteholders or shareholders that do not provide the required information after this date will be subject to such withholding tax under the legislation. As a result, noteholders and shareholders may be required to provide any information that our non-U.S. companies determines necessary to avoid the imposition of such withholding tax in order to allow our non-U.S. companies to satisfy such obligations. Further, if our non-U.S. companies are not characterized as “foreign financial institutions,” they would appear to be subject to such 30% withholding tax on certain payments of U.S. source income unless they either provide information to withholding agents with respect to our “substantial U.S. owners” or make certain certifications. Companion provisions may require individual shareholders to annually report with their U.S. federal income tax returns certain information with respect to our non-U.S. companies (“specified foreign financial assets”). The U.S. Treasury is expected to issue regulations clarifying the scope of this legislation. For these purposes, a “foreign financial institution” is generally a non-U.S. entity that (i) accepts deposits in the ordinary course of a banking or similar business, (ii) holds financial assets for the accounts of others as a substantial portion of its business or (iii) is engaged primarily in the business of investing, reinvesting, or trading in securities, partnership interests, commodities, or any interest in such securities, partnership interests or commodities.

Potential FBAR reporting and reporting of “Specified Foreign Financial Assets.”

U.S. Persons holding our shares (and Non-U.S. Persons holding our shares that are in and doing business in the United States) should consider their possible obligation to file a IRS Form TD F 90-22.1 — Foreign Bank and Financial Accounts Report — with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our shares.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non — U.S. affiliates, which, if enacted, could adversely impact our results.

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

The Organization for Economic Cooperation and Development (the “OECD”), has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (TIEAs) with other OECD members or non-OECD members. As of December 31, 2010, Bermuda had 23 signed TIEAs which exceed the requisite amount, demonstrating the Bermuda Government’s commitment to preserve the standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

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

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years from September 1, 2005 to August 31, 2011, with an additional three-year option commencing September 1, 2011. We have agreed a three-year extension effective September 1, 2011.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease. We have also leased additional premises in London covering 9,800 square feet for a period of five years.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California; Atlanta, Georgia; Miami, Florida; and Jersey City, New Jersey. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet.

Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore, Cologne and Dublin.

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

Market Information

Our ordinary shares began publicly trading on December 4, 2003. Our NYSE symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite New York Stock Exchange trading:

	Price Range of
	Ordinary Shares		Dividends Paid Per
	High	Low	Ordinary Share

Period
2010
First Quarter	$29.03	$25.42	$0.15
Second Quarter	$29.46	$23.80	$0.15
Third Quarter	$30.46	$24.39	$0.15
Fourth Quarter	$31.60	$28.00	$0.15
2009
First Quarter	$25.43	$18.46	$0.15
Second Quarter	$24.99	$20.44	$0.15
Third Quarter	$27.50	$22.45	$0.15
Fourth Quarter	$28.44	$25.20	$0.15

Number of holders of ordinary shares

As of February 1, 2011, there were 62 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual PIERS and Perpetual Preference Shares.

Dividends

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

Recent sale of unregistered securities

In connection with our Names’ Options, under the Option Instrument (as defined below), the Names’ Trustee may exercise the Names’ Options on a monthly basis. The Names’ Options were exercised on a cash and cashless basis at the exercise price as described further under “Investor Options” below.

As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries in the three months ending December 31, 2010.

Number of
Date Issued	Shares Issued

October 15, 2010	3,509
November 15, 2010	35,486
December 15, 2010	1,935

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

Purchases of equity securities by issuer and affiliated purchasers

The following table provides information about purchases by the Company of the Company’s equity securities during the three months ended December 31, 2010:

Maximum
Number (or
			Total	Approximate Dollar
			Number of	Value) of Shares
			Shares (or Units)	(or Units)
	Total	Average	Purchased as Part	That May
	Number of	Price	of Publicly	Yet Be Purchased
	Shares (or	Paid per	Announced	Under the
	Units)	Shares (or	Plans or	Plans or
Period	Purchased	Units)	Programs	Programs

October 1, 2010 to October 31, 2010	—	—	—	—
November 2, 2010 to November 15, 2010	550,000	$28.87	550,000	$376.4 million
November 15, 2010 to December 15, 2010(1)	5,737,449	$32.07(2)	5,737,449	$192.4 million
Total	6,287,449	$31.79(2)	6,287,449	$192.4 million

(1)	On November 10, 2010, we entered into a contract with Barclays Capital for the purchase of ordinary shares to the fixed value of $184.0 million. Under this arrangement, we acquired and canceled 4,429,161 shares on November 15, 2010, which is the initial settlement amount. In addition, we acquired and canceled an additional 1,308,288 shares on December 15, 2010, which is the additional amount making up the total number of minimum shares to be canceled under the contract (5,737,449 shares). When the contract expires, we may receive and subsequently cancel further shares, with the actual number being determined by the volume weighted average price of our shares over the period from December 10, 2010 (the end of the hedge period) and the date of termination, less a discount. Apart from our payment of $184 million on November 10, 2010, we will make no further payments or transfer shares under this contract, except under certain circumstances in connection with friendly acquisitions.

(2)	The average price paid assumes that no further shares are cancelled under the agreement to purchase shares referenced in (1) above. If further shares are cancelled under the contract, the price per share will decrease.

For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in this report.

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

Bye-Laws

Our Board of Directors approved amendments to our bye-laws on March 3, 2005, February 16, 2006, February 6, 2008 and February 3, 2009, which were subsequently approved by our shareholders at our annual general meetings on May 26, 2005, May 25, 2006, April 30, 2008 and April 29, 2009 respectively. Below is a description of our bye-laws as amended.

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

These voting cut-back provisions have been incorporated into the Company’s bye-laws to seek to mitigate the risk of any U.S. person that owns our ordinary shares directly or indirectly through non-U.S. entities being characterized as a 10% U.S. shareholders for purposes of the U.S. controlled foreign corporation rules. If such a direct or indirect U.S. shareholder of the Company were characterized as 10% U.S. shareholder of the Company and the Company or one of its subsidiaries were characterized as a CFC, such shareholder might have to include its pro rata share of the Company income (subject to certain exceptions) in its U.S. federal gross income, even if there have been no distributions to the U.S. shareholders by the Company.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share.

Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-

laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.

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

Voting of Non-U.S. Subsidiary Shares.  If the voting rights of any shares of the Company are adjusted pursuant to our bye-laws and we are required or entitled to vote at a general meeting of any of Aspen U.K., Aspen Bermuda, Aspen U.K. Holdings, Aspen U.K. Services, AIUK Trustees, AMAL, AUL, Acorn or any other non-U.S. subsidiary of ours (together, the “Non-U.S. Subsidiaries”), our directors shall refer the subject matter of the vote to our shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the Non-U.S. Subsidiary.

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

Investor Options

Upon our formation in June 2002, we issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of Syndicate 2020 (the “Unaligned Members”), options to purchase 3,006,760 non-voting shares (the “Names’ Options”). All non-voting shares issued or to be issued upon the exercise of the Names’ Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. As of February 15, 2011, the Names’ Trustee held 1,123,772 Names’ Options. The rights of the holders of the Names’ Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the “Option Instrument”). The term of the Names’ Options expires on June 21, 2012. The Names’ Options may be exercised in whole or in part.

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

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Names’ Options (June 21, 2002) until the date of exercise of the Names’ Options. The exercise price per option as at February 15, 2011, was approximately £12.20. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Names’ Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Names’ Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

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

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Super Composite Property-Casualty Insurance Index, for the period commencing December 31, 2005 and ending on December 31, 2010, assuming $100 was invested on December 31, 2005. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 31, 2005 through December 31, 2010. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 36.1%, (2) for the S&P 500 Composite Stock Price Index was 12.0% and (3) for the S&P Super Composite Property-Casualty Insurance Index was -12.2%.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2010, 2009, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2010, and for each of the twelve months ended December 31, 2010, 2009 and 2008, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2010	2009	2008	2007	2006
	($ in millions, except per share amounts and percentages)

Summary Income Statement Data
Gross written premiums	$2,076.8	$2,067.1	$2,001.7	$1,818.5	$1,945.5
Net premiums written	1,891.1	1,836.8	1,835.5	1,601.4	1,663.6
Net premiums earned	1,898.9	1,823.0	1,701.7	1,733.6	1,676.2
Loss and loss adjustment expenses	(1,248.7)	(948.1)	(1,119.5)	(919.8)	(889.9)
Policy acquisition, general, administrative and corporate expenses	(587.1)	(586.6)	(507.4)	(518.7)	(490.7)
Net investment income	232.0	248.5	139.2	299.0	204.4
Net income	312.7	473.9	103.8	489.0	378.1
Basic earnings per share	3.80	5.82	0.92	5.25	3.82
Fully diluted earnings per share	3.62	5.64	0.89	5.11	3.75
Basic weighted average shares outstanding (millions)	76.3	82.7	83.0	87.8	94.8
Diluted weighted average shares outstanding (millions)	80.0	85.3	85.5	90.4	96.7
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned)(1)	66%	52%	66%	53%	53%
Expense ratio (on net premiums earned)(2)	31%	32%	30%	30%	29%
Combined ratio(3)	97%	84%	96%	83%	82%
Summary Balance Sheet Data
Total cash and investments(4)	$7,320.0	$6,811.9	$5,974.9	$5,930.5	$5,218.1
Premiums receivable(5)	905.0	793.4	762.5	680.1	688.1
Total assets	8,832.1	8,257.2	7,288.8	7,201.3	6,640.1
Loss and loss adjustment expense reserves	3,820.5	3,331.1	3,070.3	2,946.0	2,820.0
Reserves for unearned premiums	859.0	907.6	810.7	757.6	841.3
Bank debt	—	—	—	—	—
Long-term debt	498.8	249.6	249.5	249.5	249.4
Total shareholders’ equity	3,241.9	3,305.4	2,779.1	2,817.6	2,389.3
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share(6)	$40.96	$35.42	$28.95	$28.05	$22.44
Diluted book value per share (treasury stock method)(7)	$38.90	$34.14	$28.19	$27.17	$21.92
Cash dividend declared per ordinary share	$0.60	$0.60	$0.60	$0.60	$0.60

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed maturities, other investments, short-term investments, accrued interest and receivables for investments sold.

(5)	Premiums receivable including funds withheld.

(6)	Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 87,788,375, 85,510,673, 81,506,503, 83,327,594 and 70,508,013 at December 31, 2006, 2007, 2008, 2009 and 2010, respectively. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

(7)	Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2006, 2007, 2008, 2009 and 2010, divided by the number of dilutive equivalent shares outstanding of 89,876,459, 88,268,968, 83,705,984, 86,465,357 and 74,172,657 at December 31, 2006, 2007, 2008, 2009 and 2010, respectively. At December 31, 2006, 2007, 2008, 2009 and 2010, there were 2,088,084, 2,758,295, 2,199,481, 3,137,763 and 3,664,644 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2010, 2009 and 2008 and of our financial condition at December 31, 2010. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying Notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.

Aspen’s Year in Review

Our principal objectives in 2010 were to continue to create value for our shareholders, growing book value per share through superior risk selection, maintenance of a high quality investment portfolio and capital management initiatives, returning capital to shareholders when surplus funds could not be put to work to provide appropriate returns. We have also looked to expand into the admitted insurance market in the U.S. and the regional distribution of insurance products in the United Kingdom, acquiring experienced underwriting teams with demonstrable track records while building our infrastructure in support of these initiatives. These investments will position the Company to take advantage of significant growth opportunities when market conditions improve.

Acquisitions.  In 2010, we completed two acquisitions that complement our diversification and targeted growth strategy. While a small acquisition, our purchase of APJ, a specialist K&R business, complemented our existing political and financial risk portfolio. We also purchased AAIC, a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. which will facilitate our growth strategy in the U.S.

Capital management.  As we have mentioned previously, we will look to return capital to shareholders when we are unable to deploy our capital to produce acceptable returns. In 2010, we returned $407.8 million to shareholders, through a combination of two separate accelerated share repurchases and open market purchases, underlining our commitment to active capital management. In the fourth quarter of 2010, we also issued $250.0 million of 10-year Senior Notes at a 6% coupon taking advantage of favorable market conditions.

Diversification.  During 2010, we received regulatory approval to write insurance business through our branch in Zurich, Switzerland. We have also established offices in Cologne, Germany to write property facultative reinsurance and Miami, Florida to access the Latin American markets.

Investment management.  During 2010, we entered into interest rate swaps with a total notional amount of $500.0 million, due to mature between August 2, 2012 and November 9, 2020. The swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

Financial Overview

The following overview of our 2008, 2009 and 2010 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.  For 2010, we reported income after taxes of $312.7 million, compared to $473.9 million in 2009 and $103.8 million in 2008. The decrease over the prior year was due to a combination of reduced underwriting performance mainly arising from $180.7 million of pre-tax catastrophe losses, following earthquakes in Chile and New Zealand and a $63.0 million pre-tax reduction in prior year reserve releases. Results for 2008 were impacted by adverse underwriting performance mainly arising from losses of $171.4 million, net of reinsurance recoveries, reinstatement premiums and tax following Hurricanes Ike and Gustav and adverse investment performance due to the turmoil in the financial markets which resulted in losses of $97.3 million from our investment in funds of hedge funds and $59.6 million of investment impairment charges.

Gross written premiums.  Total gross written premiums increased by 0.5% in 2010 compared to 2009 and by 3.3% in 2009 compared to 2008. The changes in our segment gross written premiums for the twelve months ended December 31, 2010 and 2009 are as follows, with reductions shown as negative percentages.

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2010		2009		2008
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Reinsurance	$1,162.2	(1.2)%	$1,176.0	5.5%	$1,114.3
Insurance	914.6	2.6%	891.1	0.4%	887.4

Total	$2,076.8	0.5%	$2,067.1	3.3%	$2,001.7

Gross written premiums in both our insurance and reinsurance segments are broadly in line with 2009. Within our reinsurance segment, our property catastrophe reinsurance line of business has benefited from favorable market conditions and $12.0 million of reinstatement premiums from the Chilean earthquake while our other property reinsurance lines have seen a $45.1 million reduction in premium as a result of higher cedent retentions. The increase in our insurance segment’s gross written premiums was due to growth in property lines where we saw opportunities to write business that met our expected profitability requirements. Market conditions remain challenging in casualty insurance, resulting in a $47.9 million reduction in written premium in these lines.

The increase in gross written premiums in 2009 when compared to 2008 was due primarily to additional specialty reinsurance premiums, particularly premium written in our credit and surety reinsurance line which was established in 2009. Our U.S. property insurance business also experienced growth since 2008, where gross written premiums increased 55.1% to $82.5 million in 2009 due to new business growth and increased prices for catastrophe-exposed business.

Reinsurance.  Total reinsurance ceded in the year ended December 31, 2010 of $185.7 million was $44.6 million lower than in 2009. The overall decrease was due mainly to the insurance segment following the cancellation of a reinsurance quota share for U.S. property insurance, and lower costs of quota share outwards reinsurance resulting from reduced gross written premium. In 2009, we ceded slightly more than in 2008 which was at an unusually low level as we took advantage of favorable pricing conditions in 2007 that enabled us to purchase a number of reinsurance contracts covering a period of greater than 12 months, effectively covering the 2008 windstorm season.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the twelve months ended December 31, 2010, 2009 and 2008 were as follows:

	Loss Ratios for the Twelve Months Ended December 31,
Business Segment	2010	2009	2008

Reinsurance	60.7%	42.2%	60.9%
Insurance	73.3%	67.3%	73.7%

Total	65.8%	52.0%	65.8%

The increase in the reinsurance loss ratio in 2010 was due mainly to $180.7 million of losses, associated with the earthquakes in Chile and New Zealand. The loss ratio in the reinsurance segment for 2009 was lower due to the absence of major catastrophes when compared to 2010. In 2008, our reinsurance segment loss ratio was impacted by $128.3 million of net losses associated with Hurricanes Ike and Gustav. The increase in the insurance loss ratio in 2010 was mainly due to additional prior year reserve strengthening of $44.2 million compared to $19.4 million of strengthening in 2009. The insurance loss ratio decreased in 2009 from 2008 mainly due to the 2008 results being impacted by losses following Hurricanes Ike and Gustav.

Prior year reserve movements.  The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2010, 2009 and 2008, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effects on the loss ratio in each year are shown in the following table:

	For the Twelve Months Ended December 31,
	2010	2009	2008
	($ in millions, except for percentages)

Reserve Releases	$21.4	$84.4	$83.5
% of net premiums earned	1.1%	4.6%	4.9%

Reserve releases were $63.0 million lower in 2010 due to less favorable developments impacting our insurance segment, particularly our casualty insurance and financial and professional lines. Although total reserve releases for 2009 were in line with 2008, an increase in property reinsurance reserve releases offset smaller reserve releases from our casualty reinsurance lines.

Further information relating to the release of reserves can be found below under “— Reserves for Loss and Loss Adjustment Expenses — Prior Year Loss Reserves”.

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating, administrative and corporate expenses to the expense ratio and the total expense ratios for the twelve months ended December 31, 2010, 2009 and 2008:

	Expense Ratios for the Twelve Months Ended, December 31,
	2010	2009	2008

Policy Acquisition Expenses	17.3%	18.3%	17.6%
Operating, Administrative and Corporate Expenses	13.6%	13.8%	12.2%

Expense Ratio	30.9%	32.1%	29.8%

The policy acquisition expenses ratio has reduced to 17.3% in 2010 mainly as a result of a reduction in profit related commissions in our reinsurance segment. In 2009, the policy acquisition expense ratio increased to 18.3% from 17.6% in 2008 due to the impact of profit-related commission. The 2008 ratio benefited from $15.3 million of reinstatement and profit-related premiums which incurred no additional acquisition costs in addition to lower profit commission accruals in a catastrophe-affected year.

The operating, administrative and corporate expenses ratio of 13.6% for 2010 is broadly in line with 2009 with the increased expenditure associated with our expansion into the U.S. admitted market and U.K. regional distribution network balanced by reductions in profit related compensation in 2010. The 2009 increase over 2008 was due to higher performance-related costs in a year which did not experience significant catastrophic activity.

Net investment income.  In 2010, we generated net investment income of $232.0 million, down 6.6% on the prior year (2009 — $248.5 million, 2008 — $139.2 million). Investment income in 2009 benefited from a $19.8 million contribution from our investments in funds of hedge funds which we exited on June 30, 2009. In 2010, the lower interest rate environment combined with our exit from the funds of hedge funds, resulted in a lower net investment income for the year. In 2008, we suffered a loss of $97.3 million from our investments in funds of hedge funds.

Change in fair value of derivatives.  In the twelve months ended December 31, 2010, we recorded a reduction in the fair value of derivatives of $0.2 million (2009 — $8.0 million; 2008 — $7.8 million). This includes a gain of $6.8 million in the value of our interest rates swaps which we entered into during 2010 and a reduction of $7.0 million (2009 — $8.0 million; 2008 — $7.8 million) in the estimated fair value of our credit insurance contract. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation has triggered a final payment of $1.9 million to the contract counter-parties.

At December 31, 2010 and December 31, 2009, there were no outstanding foreign currency contracts. At December 31, 2008, we held foreign currency derivative contracts to purchase $18.8 million of U.S. and foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the twelve months ended December 31, 2010, the impact of foreign currency contracts on net income was $Nil (2009 — $1.8 million).

Other revenues and expenses.  Other revenues and expenses in 2010 included $2.2 million of foreign currency exchange gains (2009 — $2.0 million gains; 2008 — $8.2 million losses) and $50.6 million of realized investment gains (2009 — $11.4 million gains; 2008 — $47.9 million losses). The increase in realized investment gains in 2010 has resulted mainly from the sale of investments which funded our share repurchases in 2010, in addition to a reduction in charges associated with investments we believe to be other-than-temporarily impaired from $23.2 million in 2009 to $0.3 million in 2010 (2008 — $59.6 million). Interest payable was $16.5 million in 2010 (2009 — $15.6 million; 2008 — $15.6 million), marginally higher than the previous year as we issued $250.0 million additional Senior Notes in December 2010.

Taxes.  We incurred a tax expense in 2010 of $27.6 million (2009 — $60.8 million), equivalent to a consolidated rate on income before tax of 8.1% compared to 11.4% in 2009 and 26.0% in 2008. The reduction in the effective tax rate is the result of proactive fiscal and balance sheet management and distribution of underwriting results across our entity balance sheets.

Dividends.  The quarterly dividend has been maintained at $0.15 per ordinary share for 2008, 2009 and 2010. Dividends paid on the preference shares in 2010 were $22.8 million. Dividends paid on the preference shares in 2008 were $27.7 million while in 2009, payments reduced to $23.8 million as a result of repurchasing 2.7 million of our 7.401% $25 liquidation value preference shares (NYSE:AHL-PA) at a price of $12.50 per share.

Shareholders’ equity and financial leverage.  Total shareholders’ equity decreased from $3,305.4 million at the end of December 31, 2009 to $3,241.9 million as at December 31, 2010. The most significant movements were:

•	share repurchases of $407.8 million during the year;

•	net income after tax for the year of $312.7 million;

•	an increase in net of tax unrealized gains on investments of $56.8 million, accounted for in other comprehensive income; and

•	dividend payments to ordinary and preference shareholders totaling $69.3 million in 2010.

As at December 31, 2010, the remainder of our total shareholders’ equity was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $363.2 million (2009 — $363.2 million) less issue costs of $9.6 million (2009 — $9.6 million).

Our Senior Notes were the only material debt that we had issued as of December 31, 2010 and 2009 (2010 — $500.0 million; 2009 — $250.0 million). Management monitors the ratio of debt to total capital,

with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2010, this ratio was 13.3% (2009 — 7.0%; 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total of debt and hybrids to total capital which was 22.8% as of December 31, 2010 (2009 — 17.0%; 2008 — 22.1%). The increase in the ratio reflects our most recent issuance of $250.0 million 6% Senior Notes in December 2010. We set targets for financial leverage which we believe provide an appropriate balance between improving returns to our ordinary shareholders while maintaining the levels of financial strength expected by our customers and by the rating agencies. For this purpose, we define financial leverage as the ratio of long-term debt and ‘hybrid’ capital to total capital. The term ‘hybrid’ refers to securities, such as our preference shares, which have characteristics of both debt and equity.

Diluted tangible book value per ordinary share at December 31, 2010, was $38.90, an increase of 13.9% compared to $34.14 at December 31, 2009.

Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period. Balances as at December 31, 2010 and December 31, 2009 were:

	As at	As at
	December 31, 2010	December 31, 2009
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,241.9	$3,305.4
Preference shares less issue expenses	(353.6)	(353.6)

	$2,888.3	$2,951.8

Ordinary shares	76,342,632	83,327,594
Diluted ordinary shares	80,014,738	86,465,357

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Insurance Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Insurance Subsidiaries. During the year ended December 31, 2010, Aspen Holdings received a $36.5 million payment of inter-company interest in respect of an inter-company loan from Aspen U.K. Holdings. In addition, Aspen Holdings received dividends of $203.0 million (2009 — $401.0 million) from Aspen U.K. Holdings and $120.0 million (2009 — $Nil) from Aspen Bermuda.

As at December 31, 2010, Aspen Holdings held $354.0 million in cash and cash equivalents which was higher than in prior years due to the receipt of funds following the receipt of proceeds from our issuance of $250.0 million of 6% Senior Notes on December 10, 2010. Excluding the additional funds from the debt issue, we believe that taken together with our credit facilities and expected levels of future inter-company dividends, our holdings of cash and cash equivalents are sufficient to provide us with an appropriate level of liquidity.

At December 31, 2010, the Insurance Subsidiaries held $818.4 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Insurance Subsidiaries to ensure that individually, they are able to meet their insurance and other liabilities as they become due; and that a margin of liquidity was held as at December 31, 2010 and for the foreseeable future.

As of December 31, 2010, we had in issue $462.1 million and £28.3 million in letters of credit to cedants, against which we held $699.9 million and £30.0 million of collateral. Our reinsurance receivables decreased by 12.9% from $321.5 million at December 31, 2009, to $279.9 million at December 31, 2010, mainly as a result of the settlement of claims associated with the 2008 Hurricanes Ike and Gustav and the 2005 Hurricanes Katrina, Rita and Wilma.

Current Market Conditions, Rate Trends and Developments in Early 2011

In summary, there is a general climate of poor rate levels and soft market conditions and we believe this trend will continue in 2011.

Reinsurance.  For property reinsurance, the January 1, 2011, renewals were competitive, as ample capacity, exacerbated by the weak economy and higher cedant retentions, impacted pricing. We have seen on average a 7% decline in rates although loss-affected areas have seen some rises. Terms and conditions remain stable although we are increasingly seeing requests for widening of coverage in both reinsurance contracts and in the original business. Competitive pressure was particularly acute on European and Asian business.

Conditions within the casualty reinsurance market remain challenging. We are continuing to see rate decreases on original business of around 2% to 5% but this varies by line. Terms and conditions are generally remaining stable and acceptable although we are seeing requests for increases in ceding commissions which the market is resisting overall. The January 2011 renewal season in casualty reinsurance has seen continued pressure and as a result, we have only deployed capacity on business where adequate returns could be achieved. This action has resulted in a 25% reduction in premiums written.

Within specialty reinsurance, for our London account, treaties with energy and energy liability exposures and losses from Deepwater Horizon have seen rate increases between 10% and 40%, averaging at around 20%. The non-U.S. reinsurance market remains highly competitive. We have reduced our exposure to terrorism business overall as rates have continued to reduce with broadening of terms and conditions away from pure terrorism cover to include cover for strikes, riots and civil commotions along with coup d’état and civil insurrection.

Insurance.  January 1 is not a major renewal date for insurance and market conditions have not significantly changed from last quarter. Overall, both property and casualty lines continue to experience significant competitive pressures. Within marine, energy and transportation, losses in the energy market have prompted rate firming. Uncertainty surrounding the ongoing regulation of the offshore drilling industry continues and re/insurance capacity initiatives have to be added to the equation but we expect this to have a positive impact on pricing overall. In aviation, we believe that there could be some removal of capacity in 2011 for airline business but with no major accounts renewing until at least April we are uncertain on the impact on pricing at this time. We also note that there have been a number of new entrants at the January 1 renewals within the financial and political risk area. Pricing adequacy is generally more satisfactory particularly in credit and we continue to identify opportunities in this market.

Recent Developments in Early 2011

Interest Rate Swaps.  Since the end of 2010, we entered into an additional $450.0 million of interest rate swaps bringing the total to $950.0 million. The purchase of additional interest rate swaps will partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

Australian Floods.  Although we believe we know the Australian market well and over the years have written a substantial Australian casualty reinsurance account, we have for many years believed that the prevailing property rates do not reflect the considerable natural hazards that the continent faces. Consequently, we have maintained only modest involvement as a property catastrophe reinsurer on domestic Australian placements and, in particular, we have tended to avoid what we regard as underpriced lower layers and aggregate covers. As a result of this strategy, we do not anticipate incurring substantial losses from the floods or cyclone damage unless any one event produces losses large enough to trigger reinsurance placements for international customers, which at this time looks unlikely. We believe that four flood events in addition to Cyclone Yasi have taken place. The floods in central Queensland commencing on December 24, 2010, are likely to result in a market loss in the range of $1-2 billion and we believe this should cost us less than $10 million, which we regard as being within our IBNR for the fourth quarter of 2010. We expect no losses from the second flood in South East Queensland which commenced on January 4, 2011. The more significant south Queensland flooding which commenced on January 10, 2011, is likely to result in a market loss in the range of $2-4 billion and we expect our losses to be less than 1% of the estimated market loss. In respect of the fourth flood event which commenced in Victoria on January 13, 2011, based on estimated market losses of $500 million to $1 billion, we expect again our losses to be less than 1% of the estimated market loss. Lastly, in respect of Cyclone Yasi which made landfall on the February 2, 2011, based on an initial market loss estimate of $360 million to $1.5 billion, our losses are not expected to be material. These are early estimates and as time goes by there is a potential for significant individual risk losses to emerge which could ultimately require us to revise these estimates.

Egypt.  The political risk market’s exposure to Egypt comes from three separate areas: physical damage, government action/intervention and payment or performance risk. In respect of physical damage, our exposure arises chiefly through coverage on worldwide programs as we tend to avoid Egypt-specific terrorism cover. We do have some exposure to government action/intervention and payment or performance risk but given the types of counterparties and the extent and types of security underlying the risks we have assumed, we do not anticipate any material losses at this stage within our political risk book. As the situation in Egypt develops, we may need to revisit our analysis of our exposures.

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

Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $135.0 million in gross written premium in 2010 (2009 — $181.4 million) or 11.6% of our reinsurance segment, of which $31.8 million was estimated (2009 — $15.7 million) and $103.2 million was reported by the cedants (2009 — $165.7 million). We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $0.2 million on our net income before tax for our property reinsurance segment at December 31, 2010 (2009 — $0.2 million), excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

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

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $135.0 million (2009 — $181.4 million) in our property reinsurance treaty pro rata account as of December 31, 2010, a variation of 5% could increase or reduce net income before taxation by approximately $1.2 million (2009 — $1.8 million).

Earned premiums.  Premiums are recognized as earned evenly over the policy periods using the daily pro rata method.

The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable.  Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectable and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2010.

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

As a result of the application of derivative accounting rules under ASC 815, the contract was treated as an asset and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time will be included in the consolidated statement of operations. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation has triggered a final payment of $1.9 million to the contract counter-parties.

Interest rate swaps.  During 2010, we entered into interest rate swaps with a total notional amount of $500.0 million, due to mature between August 2, 2012 and November 9, 2020. The swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. As at December 31, 2010, there was a credit in respect of the interest rate swaps of $6.8 million (2009 — $Nil). Non-cash collateral with a fair value of $7.7 million as at December 31, 2010 (2009 — $Nil) was transferred by our counterparty. In accordance with FASB ASC 860 Topic Transfers and Servicing, no amount has been recorded in our balance sheet for the pledged assets. None of the collateral has been sold or re-pledged.

Reserving approach.  We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	case reserves to cover the cost of claims that were reported to us but not yet paid;

•	reserves for IBNR claims to cover the anticipated cost of claims incurred but not reported; and

•	a reserve for the LAE associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

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

Selection of reported gross reserves.  Management, through its Reserve Committee, then reviews the range of actuarial estimates, which to date it has not adjusted, and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management can select its best estimate outside the range provided by the actuaries, but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and Board of Directors regarding the reserve amounts to be recorded in the Company’s financial statements. The Reserve Committee is a management committee consisting of the Group Chief Risk Officer, the Group Chief Actuary, the Group Chief Financial Officer and senior members of our Underwriting and Claims staff.

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

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2010, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $103.7 million in loss reserves which would represent 30.5% of income before income tax for the twelve months ended December 31, 2010. As at December 31, 2009, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $97.3 million in loss reserves which would represent 18.2% of net income before income tax for the twelve months ended December 31, 2009.

There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, there is still the potential for adverse development from litigation associated with Hurricane Katrina. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis. There is also a potential for new areas of claims to emerge as underlying this segment are many long-tail lines of business. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009 and there is also a specific area of uncertainty relating to a book of New York Contractor business. In each case, management believes that they have selected an appropriate best estimate based on current information and current analyses.

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

Actuarial range of gross reserves.   We show in the following table, the 10th percentile, 25th percentile, actuarial mean estimate, 75th percentile and 90th percentile together with the actual percentile that the selected loss reserves represent. The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2010. Management’s selected reserves include unallocated claims handling expenses which remain unchanged across all reserve distributions.

	As at December 31, 2010
	Management’s
	Selected
Gross Reserves	Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)

Reinsurance	$2,343.8	74%	$1,691.9	$1,879.5	$2,132.4	$2,355.2	$2,614.2
Insurance	1,476.7	72%	1,108.0	1,210.9	1,371.9	1,499.9	1,669.7
Diversification	—	—	379.7	225.2	—	(184.7)	(413.8)

Total Gross Losses and Loss Expense Reserves	$3,820.5	88%	$3,179.6	$3,315.6	$3,504.3	$3,670.4	$3,870.1

	As at December 31, 2009
	Management’s
	Selected
Gross Reserves	Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)

Reinsurance	$2,069.4	73%	$1,540.0	$1,698.5	$1,895.8	$2,078.2	$2,281.5
Insurance	1,261.7	69%	982.8	1,068.8	1,187.6	1,293.7	1,414.5
Diversification	—	—	295.8	162.6	—	(147.8)	(300.5)

Total Gross Losses and Loss Expense Reserves	$3,331.1	86%	$2,818.6	$2,929.9	$3,083.4	$3,224.1	$3,395.5

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

The 10th percentile represents a 1 in 10 chance that, for example, reinsurance reserves will be at or lower than $1,691.9 million. The 90th percentile represents a 1 in 10 chance that reserves will be at or greater than $2,614.2 million. Diversification reflects the fact that not all the segments are perfectly correlated; that is, we would not expect all lines of business to run off better than or worse than the mean at the same time.

If the ultimate liabilities equate to the mean actuarial estimate, then the impact from the change in loss reserves would be to increase net income before tax by $316.2 million (being the difference above between the selected loss reserves of $3,820.5 million and the mean value of $3,504.3 million), although the impact of such a change is unlikely to be recognized in one calendar year due to the unwinding of experience against expectations taking many years.

Conversely, if the ultimate liabilities equate to the estimated 90th percentile, then the impact from the change in loss reserves would be to reduce net income before tax by $49.6 million (being the difference between the selected loss reserves of $3,820.5 million and the 90th percentile value of $3,870.1 million), although the impact of such a change is again unlikely to be recognized in one calendar year.

Changes in loss reserve estimates would not have an immediate effect on our liquidity as settlement of insurance liabilities typically can take a number of years. However, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” for a discussion of liquidity risks.

Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies. The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $3,179.6 million at the 10th percentile and $3,870.1 million at the 90th percentile. The actual net reserves established as at December 31, 2010 were $3,820.5 million.

Investments.  We currently classify all except $409.9 million of our fixed maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which result in future cash flows being used to determine current book value. See additional information below under “Valuation of Investments.”

Other-than-temporary Impairment of Investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. Impairment occurs when there is no objective evidence to support recovery in value before disposal and we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security.

These impairments will be included within realized losses and the cost basis of the investment reduced accordingly.

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

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

Results of Operations

Our financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2010, 2009 and 2008.

Consolidated Income Statement

	Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	($ in millions, except for percentages)

Gross written premiums	$2,076.8	$2,067.1	$2,001.7
Net premiums written	1,891.1	1,836.8	1,835.5
Gross premiums earned	2,094.3	2,035.4	1,889.1
Net premiums earned	1,898.9	1,823.0	1,701.7
Net investment income	232.0	248.5	139.2
Net realized and unrealized investment gains/(losses)	50.6	11.4	(47.9)
Change in fair value of derivatives	(0.2)	(8.0)	(7.8)
Other income	9.1	8.0	5.7

Total Revenues	2,190.4	2,082.9	1,790.9

Expenses
Insurance losses and loss adjustment expenses	(1,248.7)	(948.1)	(1,119.5)
Policy acquisition expenses	(328.5)	(334.1)	(299.3)
Operating, administrative and corporate expenses	(258.6)	(252.4)	(208.1)
Interest on long-term debt	(16.5)	(15.6)	(15.6)
Net realized and unrealized exchange gains/(losses)	2.2	2.0	(8.2)

Total Expenses	(1,850.1)	(1,548.2)	(1,650.7)

Income from operations before income tax	340.3	534.7	140.2
Income tax expense	(27.6)	(60.8)	(36.4)

Net Income	$312.7	$473.9	$103.8

Ratios
Loss ratio	65.8%	52.0%	65.8%
Expense ratio	30.9%	32.1%	29.8%
Combined ratio	96.7%	84.1%	95.6%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2010, 2009 and 2008. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from Hurricanes Katrina, Rita and Wilma in 2005, Hurricanes Ike and Gustav in 2008 and the Chilean Earthquake in 2010.

	For the Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$1,162.2	$914.6	$2,076.8
Less: Catastrophic event-related premiums	(12.0)	—	(12.0)

Underlying premiums	1,150.2	$914.6	$2,064.8

% change in underlying premiums between 2010 and 2009	(2.2)%	2.6%	(0.1)%

	For the Twelve Months Ended December 31, 2009
	Reinsurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$1,176.0	$891.1	$2,067.1
Less: Catastrophic event-related premiums	—	—	—

Underlying premiums	$1,176.0	891.1	2,067.1

% change in underlying premiums between 2009 and 2008	6.7%	0.1%	4.1%

	For the Twelve Months Ended December 31, 2008
	Reinsurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$1,114.3	$887.4	$2,001.7
Less: Catastrophic event-related premiums	(12.2)	(3.1)	(15.3)

Underlying premiums	1,102.1	884.3	$1,986.4

% change in underlying premiums between 2008 and 2007	(3.1)%	29.8%	9.3%

Gross written premiums in 2010 of $2,076.8 million are broadly in line with 2009, with reductions in our reinsurance segment balanced by increases in our insurance segment. Gross written premiums in the reinsurance segment of $1,162.2 million for 2010 contain an additional $45.5 million from new teams that commenced underwriting in 2009 (credit and surety and agriculture) and $39.0 additional catastrophe premium which includes $12.0 million of reinstatement premiums from the Chilean earthquake. These increases are offset by reductions in other property reinsurance, casualty reinsurance and other specialty lines of business. Gross written premiums in the insurance segment of $914.6 million for 2010 include additional contributions of $32.5 million from property insurance where we saw opportunities to write business that met our profitability requirements compensating for reductions in casualty and energy physical damage.

Gross written premiums in 2009 increased by 3.3% to $2,067.1 million when compared to the twelve months ended December 31, 2008 due mainly to a $48.9 million contribution from the full year impact of the underwriting teams established in 2008 which included financial and political risk, financial institutions, professional indemnity and excess casualty in the insurance segment in addition to premium written in our credit and surety reinsurance line which was established in 2009.

Net premiums written.  While gross written premiums have only increased by 0.5%, net premiums written have increased by 3.0% in 2010 compared to 2009 due to a reduction of $44.6 million in ceded written premiums. The overall decrease in the insurance segment reflects the cancellation of a reinsurance quota share for U.S. property insurance and lower costs of quota share reinsurance resulting from reduced gross written premium.

In 2009, although total gross written premiums increased by 3.3%, net premiums written had increased by only 0.1% compared to 2008 as a result of the $64.1 million increase in ceded written premiums when compared to 2008. The lower ceded written premium in 2008 reflects the purchase of catastrophe cover in 2007 which protected both the 2007 and 2008 wind seasons.

Gross premiums earned.  Gross premiums earned reflect the portion of gross written premiums which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in the year 2010 increased by 2.9% compared to 2009 reflecting the higher written premium earlier in the year and the $12.0 million of reinstatement premiums from the Chilean earthquake.

Gross premiums earned in 2009 were $146.3 million higher than in 2008 reflecting the full year impact of gross premium written by the new underwriting teams in 2008 in addition to premium written in our credit and surety reinsurance line which was established in 2009.

Net premiums earned.  Net premiums earned have increased by $75.9 million or 4.2% in 2010 compared to 2009 which is consistent with the increase in gross earned premiums and the reduction in the cost of our reinsurance purchased in that period. Net premiums earned in 2009 increased by 7.1% compared to 2008 mainly as a result of the increase in gross earned premium. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2010		2009		2008
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)

Reinsurance	1,141.8	3.0%	$1,108.1	4.9%	$1,056.8
Insurance	757.1	5.9%	714.9	10.9%	644.9

Total	$1,898.9	4.2%	$1,823.0	7.1%	$1,701.7

The increase in reinsurance net premiums earned in 2009 were mainly from property lines due to favorable market conditions following the hurricanes in 2008 and also the earnings generated by the newly established credit and surety reinsurance business included in our reinsurance segment. An increase of $70.0 million in net earned premiums in our insurance segment was predominantly due to the contribution from new underwriting teams.

Losses and loss adjustment expenses.  In 2010, we suffered $127.9 million of net losses from the Chilean earthquake and $52.8 million for the New Zealand earthquake. In 2009, we had no significant catastrophe loss events, with the only notable loss events being the recognition of $13.4 million of European and Canadian storm losses and $11.4 million of net losses from the Air France disaster. In 2008, we suffered $200.2 million of losses from Hurricanes Ike and Gustav before reinstatements and tax, a $49.7 million provision against potential losses as a result of the ongoing financial crisis. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.” Our insurance losses and loss adjustment expenses included paid claims of $1,248.7 million in 2010, $808.6 million in 2009 and $739.4 million in 2008.

Our 2010 catastrophic losses were associated with the Chilean earthquake in the first quarter of 2010 and the New Zealand earthquake in the third quarter of 2010. Our current estimate of loss for these 2010 events is $127.9 million for the Chilean earthquake and $52.8 million for the New Zealand earthquake. The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments.

The current year claims adjustments represent catastrophic loss events.

				Accident
				Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Twelve Months Ended December 31, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	60.7%	5.7%	(15.8)%	50.6%
Insurance	73.3%	(5.8)%	—%	67.5%
Total	65.8%	1.1%	(9.5)%	57.4%

				Accident
				Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Twelve Months Ended December 31, 2009	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	42.2%	9.4%	—%	51.6%
Insurance	67.3%	(2.7)%	—%	64.6%
Total	52.0%	4.6%	—%	56.6%

The 2009 prior year adjustment for our reinsurance segment was due to favorable loss development on all business lines, particularly in our property catastrophe account which saw favorable development on losses associated with the 2007 U.K. floods and Hurricanes Ike and Gustav. Reserve releases in the reinsurance segment were generated mainly by our U.S treaty business. The prior year adjustment for the insurance segment was attributable mainly to reserve strengthening for the casualty line of business which experienced deterioration particularly in our New York contractors’ business.

				Accident Year Loss
				Ratio Excluding
				Prior and
		Prior Year	Current Year	Current Year
	Total Loss	Claims	Claims	Claims
For the Twelve Months Ended December 31, 2008	Ratio	Adjustment	Adjustment	Adjustments

Reinsurance	60.9%	8.9%	(13.3)%	56.5%
Insurance	73.7%	(1.6)%	(9.3)%	62.8%
Total	65.8%	4.9%	(11.8)%	58.9%

The prior year adjustment in 2008 for our insurance segment was attributable mainly to reserve strengthening for our marine, energy and transportation business and reserve releases in our reinsurance segment were due to favorable development in casualty reinsurance. Losses from Hurricanes Ike and Gustav contributed 25.6 percentage points to the loss ratio in property reinsurance.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2010, 2009 and 2008. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios for the Twelve Months Ended December 31,
	2010	2009	2008

Policy acquisition expenses	15.7%	16.4%	15.8%
Operating and administrative expenses	12.3%	12.4%	11.0%

Gross expense ratio	28.0%	28.8%	26.8%
Effect of reinsurance	2.9%	3.3%	3.0%

Total net expense ratio	30.9%	32.1%	29.8%

The policy acquisition ratio, gross of the effect of reinsurance, has reduced to 15.7% for the twelve months ended December 31, 2010 from 16.4% for the comparative period in 2009 mainly as a result of a reduction in profit related commissions in our reinsurance segment. In 2009, the policy acquisition expense ratio increased to 18.3% from 17.6% in 2008 due to the impact of profit-related commissions. Operating and administrative expenses were broadly in line with 2009 with the increased expenditure associated with our expansion into the U.S. admitted market and U.K. regional distribution network being balanced by reductions in profit-related compensation in 2010. The 2009 increase over 2008 was due to higher performance-related costs in a year which did not experience significant catastrophic activity.

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2010, 2009 and 2008 are shown in the following tables:

	For the Twelve Months Ended
	December 31, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.1%	13.9%	15.7%
Operating and administrative expense ratio	9.5	10.9	12.3

Gross expense ratio	26.6	24.8	28.0
Effect of reinsurance	0.9	5.0	2.9

Total net expense ratio	27.5%	29.8%	30.9%

	For the Twelve Months Ended
	December 31, 2009
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total

Policy acquisition expense ratio	18.4%	13.7%	16.4%
Operating and administrative expense ratio	8.4	11.6	12.4

Gross expense ratio	26.8	25.3	28.8
Effect of reinsurance	1.4	5.5	3.3

Total net expense ratio	28.2%	30.8%	32.1%

	For the Twelve Months Ended
	December 31, 2008
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total

Policy acquisition expense ratio	16.4%	15.1%	15.8%
Operating and administrative expense ratio	9.1	9.5	11.0

Gross expense ratio	25.5	24.6	26.8
Effect of reinsurance	1.6	4.6	3.0

Total net expense ratio	27.1%	29.2%	29.8%

Net investment income.  In the twelve months ended December 31, 2010, net investment income was $232.0 million (2009 — $248.5 million). Investment income in 2009 benefited from a $19.8 million contribution from our investments in funds of hedge funds which we exited on June 30, 2009. In 2010, the lower interest rate environment combined with our exit from the funds of hedge funds resulted in a lower net investment income for the year. In 2008, we suffered a loss of $97.3 million from our investments in funds of hedge funds.

Change in fair value of derivatives.  In the twelve months ended December 31, 2010, we recorded a reduction in the fair value of derivatives of $0.2 million (2009 — $8.0 million). This includes a gain of $6.8 million in the value of our interest rates swaps which we entered into during 2010 and a reduction of $7.0 million (2009 — $8.0 million) in the estimated fair value of our credit insurance contract. At December 31, 2010 and December 31, 2009, there were no outstanding foreign currency contracts. At December 31, 2008, we held foreign currency derivative contracts to purchase $18.8 million of U.S. and foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a realized foreign exchange gain or loss in our statement of operations. For the twelve months ended December 31, 2010, the impact of foreign currency contracts on net income was $Nil (2009 — $1.8 million). Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in 2010 included $2.2 million of foreign currency exchange gains (2009 — $2.0 million gains; 2008 — $8.2 million losses) and $50.6 million of realized investment gains (2009 — $11.4 million gains; 2008 — $47.9 million losses). The increase in realized investment gains in 2010 has resulted mainly from the sale of investments which funded our share repurchases in 2010, in addition to a reduction in charges associated with investments we believe to be other-than-temporarily impaired from $23.2 million in 2009 to $0.3 million in 2010 (2008 — $59.6 million). Interest payable was $16.5 million in 2010 (2009 — $15.6 million; 2008 — $15.6 million).

Income before tax.  In 2010, income before tax was $340.3 million and comprised mainly $63.1 million of underwriting profit, $232.0 million in net investment income and $50.6 million of realized investment gains. In 2009, income before tax was $534.7 million and comprised $288.4 million of underwriting profit and $248.5 million in net investment income. In 2008, income before tax was $140.2 million and comprised $74.8 million of underwriting profit, $139.2 million in net investment income and $47.9 million of realized investment. The decrease in income in 2010 when compared to 2009 was due principally to natural catastrophe losses from the earthquakes in Chile and New Zealand. The increase in income in 2009 compared to 2008 was due principally to an absence of catastrophes and improved investment performance. Further, 2008 was adversely impacted as a result of the financial crisis which contributed to lower investment income and losses from Hurricane Ike.

Income tax expense.  Income tax expense decreased to $27.6 million in 2010 from $60.8 million in 2009 and from $36.4 million in 2008. The effective tax rate in 2010 was 8.1% compared to 11.4% in 2009 and 26.0% in 2008. The reduction in the effective tax in 2010, is the result of proactive fiscal and balance sheet management and the distribution of underwriting results across our entity balance sheets. The reduction in tax rate for 2009 was mainly driven by the distribution of insurance and investment-related losses within the group in the fourth quarter of 2008.

Net income.  In 2010, we had net income of $312.7 million, equivalent to diluted earnings per ordinary share of $3.62 based on the weighted average number of shares in issue during the period. In 2009, we had net income of $473.9 million, equivalent to diluted earnings per ordinary share of $5.64 based on the weighted average number of shares in issue during the period. In 2008, we had net income of $103.8 million, equivalent to diluted earnings per ordinary share of $0.89 based on the weighted average number of shares in issue during the period. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

Underwriting Results by Operating Segments

We are organized into two business segments: Reinsurance and Insurance. We have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments.

We historically have managed our business in four segments: property reinsurance, casualty reinsurance, international insurance and U.S. insurance. On January 14, 2010, we announced a new organizational structure where we intended to manage our insurance and reinsurance businesses as two underwriting segments, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. As a result of our organizational changes, in 2010 we now manage our underwriting business in two operating segments: Insurance and Reinsurance. The reinsurance segment consists of four principal lines of business: property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

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

Non-underwriting Disclosures:  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to our operating segments as they typically do not fluctuate with the levels of premium written and are related to our operations. They include group executive costs, group finance, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including new teams which have not commenced underwriting.

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments for the twelve months ended December 31, 2010, 2009 and 2008.

Information related to prior periods has been restated to conform to the current period presentation, where applicable.

	Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,162.2	$914.6	$2,076.8
Net written premiums	1,118.5	772.6	1,891.1
Gross earned premiums	1,186.4	907.9	2,094.3
Net earned premiums	1,141.8	757.1	1,898.9
Underwriting Expenses
Losses and loss expenses	693.5	555.2	1,248.7
Policy acquisition expenses	202.4	126.1	328.5
Operating and administrative expenses	112.3	99.4	211.7

Underwriting income/(loss)	$133.6	$(23.6)	110.0

Corporate expenses			(46.9)
Net investment income			232.0
Net realized investment gains			50.6
Change in fair value of derivatives			(0.2)
Interest expense on long-term debt			(16.5)
Net foreign exchange gains			2.2
Other income			9.1

Income before income taxes			340.3
Income tax (expense)			(27.6)

Net income			$312.7

Net reserves for loss and loss adjustment expenses	$2,283.1	$1,257.5	$3,540.6

Ratios
Loss ratio	60.7%	73.3%	65.8%
Policy acquisition expense ratio	17.7%	16.7%	17.3%
Operating and administrative expense ratio	9.8%	13.1%	13.6%
Expense ratio	27.5%	29.8%	30.9%

Combined ratio	88.2%	103.1%	96.7%

	Twelve Months Ended December 31, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,176.0	$891.1	$2,067.1
Net written premiums	1,116.7	720.1	1,836.8
Gross earned premiums	1,164.4	871.0	2,035.4
Net earned premiums	1,108.1	714.9	1,823.0
Underwriting Expenses
Losses and loss expenses	467.3	480.8	948.1
Policy acquisition expenses	214.6	119.5	334.1
Operating and administrative expenses	97.5	100.7	198.2

Underwriting profit/(loss)	328.7	13.9	342.6

Corporate expenses			(54.2)
Net investment income			248.5
Realized investment gains			11.4
Change in fair value of derivatives			(8.0)
Interest on long term debt			(15.6)
Net foreign exchange gains			2.0
Other income			8.0

Net income before tax			$534.7

Net reserves for loss and loss adjustment expenses	$1,988.4	$1,021.2	$3,009.6

Ratios
Loss ratio	42.2%	67.3%	52.0%
Policy acquisition expense ratio	19.4%	16.7%	18.3%
Operating and administrative expense ratio	8.8%	14.1%	13.8%
Expense ratio	28.2%	30.8%	32.1%

Combined ratio	70.4%	98.1%	84.1%

	Twelve Months Ended December 31, 2008
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,114.3	$887.4	$2,001.7
Net written premiums	1,086.3	749.2	1,835.5
Gross earned premiums	1,121.6	767.5	1,889.1
Net earned premiums	1,056.8	644.9	1,701.7
Underwriting Expenses
Losses and loss expenses	644.0	475.5	1,119.5
Policy acquisition expenses	183.6	115.7	299.3
Operating and administrative expenses	102.2	73.1	175.3

Underwriting profit/(loss)	127.0	(19.4)	107.6

Corporate expenses			(32.8)
Net investment income			139.2
Realized investment gains/(losses)			(47.9)
Change in fair value of derivatives			(7.8)
Interest on long term debt			(15.6)
Net foreign exchange gains/(losses)			(8.2)
Other income			5.7

Net income before tax			$140.2

Net reserves for loss and loss adjustment expenses	$1,928.3	$858.7	$2,787.0

Ratios
Loss ratio	60.9%	73.7%	65.8%
Policy acquisition expense ratio	17.4%	17.9%	17.6%
Operating and administrative expense ratio	9.9%	11.6%	12.2%
Expense ratio	27.3%	29.5%	29.8%

Combined ratio	88.2%	103.2%	95.6%

Reinsurance

Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements.

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2010, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross Written Premiums for the Twelve Months Ended December 31,
Lines of Business	2010		2009		2008
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Property catastrophe reinsurance	$292.9	15.2%	$254.3	0.5%	$253.0
Other property reinsurance	268.9	(14.4)%	314.0	8.5%	289.3
Casualty reinsurance	340.5	(3.2)%	351.9	(1.9)%	358.6
Specialty reinsurance	259.9	1.6%	255.8	19.9%	213.4

Total	$1,162.2	(1.2)%	$1,176.0	5.5%	$1,114.3

Gross written premiums.  Gross written premiums in this segment are broadly in line with those in 2009 with a more significant increase in 2009 when compared with 2008.

Gross written premiums of $1,162.2 million in our reinsurance segment are $13.8 million less than in 2009 despite a $38.6 million increase in premiums in property catastrophe reinsurance which includes $12.0 million of reinstatement premiums associated with the Chilean earthquake. The increase is in contrast to reductions across our other reinsurance lines. Written premium in other property has reduced as a result of higher cedent retentions, while challenging market conditions continue in casualty reinsurance. Specialty reinsurance premiums have increased marginally with reductions in our structured risk portfolio being offset by premiums written in our new credit and surety and non-U.S. agriculture accounts.

The increase in gross written premium of $61.7 million in 2009 compared to 2008 was due to a $48.8 million contribution from our new credit and surety reinsurance team and favorable market conditions in the U.S. property reinsurance market following the 2008 hurricanes.

Reinsurance ceded.  Total reinsurance ceded of $43.7 million in 2010 has decreased by $15.6 million from 2009, as we decided to selectively reduce some outwards reinsurance.

We purchased $59.3 million of reinsurance contracts during 2009 which was a 112% increase over 2008 with the increase attributable to a combination of specific reinsurance purchased to cover our newly established lines of business and some higher renewal rates on existing reinsurance. The 2008 year benefited from the purchase in 2007 of a number of reinsurance contracts covering us for a period of greater than 12 months, effectively covering the 2008 windstorm season.

Losses and loss adjustment expenses.  The net loss ratio for 2010 was 60.7% compared to 42.2% in 2009. The increase in the loss ratio is attributable to losses of $180.7 million ($168.7 million net of reinstatement premiums) relating to the earthquakes in Chile and New Zealand, which had an impact of 15.3 and 14.9 percentage points on the loss ratio and combined ratio, respectively, compared to an absence of significant catastrophe-related losses in 2009. Net reserve releases of $65.6 million (2009 — $103.8 million) were due mainly to favorable claims development in most lines but are significantly lower than 2009, in particular for property catastrophe and specialty reinsurance.

The net loss ratio for 2009 was 42.2% compared to 60.9% in 2008 which was impacted by losses of $140.5 million (gross and net of recoveries) from Hurricanes Ike and Gustav and had an impact of 14.2 and 13.8 percentage points on the loss ratio and combined ratio, respectively.

Policy acquisition, operating and administrative expenses.  The policy acquisition expense ratio of 17.7% of net premiums earned for 2010 was 1.1 percentage points below the same period in 2009 due largely to the mix of business with more property catastrophe which attracts lower average commission rates. This line of business has lower brokerage costs and provides a greater contribution to the total amount of business written.

The increase of the policy acquisition expense ratio in 2009 to 19.4% from 17.4% in 2008 was due largely to 2008 including reinstatement premiums which have no acquisition costs.

The operating and administrative expense ratio of 9.8% has increased from 8.8% in 2009 due to an increase in general expenses as we continue to invest in the development of the business and establish new offices. The 2009 increase over 2008 was due to higher performance-related compensation costs following a catastrophe free year and investment in new teams.

Total expenses were $189.9 million in 2009, which was equivalent to 33.9% of net premiums earned (2008 — 32.0%). The policy acquisition expense ratio was broadly in line with 2008, while the operating and administrative expense ratio increased from 12.3% to 13.9%. The increase in the operating and administrative expenses to $111.8 million from $105.0 million for the comparative period in 2008 was mainly attributable to an increase in bonus-related accruals and long term incentive charges linked to our improved performance during the year.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements.

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2010, 2009 and 2008, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2010		Ended December 31, 2009		Ended December 31, 2008
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Property insurance	$171.7	23.4%	$139.1	19.1%	$116.8
Casualty insurance	148.2	(24.4)%	196.1	(11.3)%	221.1
Marine, energy and transportation insurance	435.1	(1.9)%	443.4	4.6%	423.8
Financial and professional lines insurance	159.6	41.9%	112.5	(10.5)%	125.7

Total	$914.6	2.6%	$891.1	0.4%	$887.4

Overall premiums of $914.6 million for 2010 are 2.6% higher than the $891.1 million reported in 2009. Gross written premiums have increased in both property insurance lines and financial and professional business where we saw opportunities to write business that met our profitability requirements. This has compensated for difficult trading conditions in our casualty insurance and marine, energy and transportation lines.

Overall premiums in 2009 were in line with 2008 due to reduced market demand for Gulf of Mexico energy cover, the repositioning of our financial institutions account, our U.K. liability line reducing written premiums in the soft market and adverse exchange rate movements between the British Pound and the U.S. Dollar. These were offset by an increase in premiums written by the new specie and management and technology business lines and additional premiums from our marine, energy and construction liability account.

Losses and loss adjustment expenses.  The net loss ratio for the twelve months ended December 31, 2010 was 73.3% compared to 67.3% for 2009, partly due to higher prior year reserve strengthening in 2010 of $48.6 million compared to $19.3 million in 2009. Losses for 2010 also included $10.7 million for the Deepwater Horizon oil spill and $35.3 million of net losses ($39.5 million including reinstatement premiums) from two oil pipeline spills and a gas explosion in California.

The net loss ratio of 67.3% for the twelve months ended December 31, 2009 was lower than the 73.7% in 2008 as 2008 experienced a greater frequency and severity of losses including $45.7 million of losses from Hurricanes Ike and Gustav, a $15.9 million pollution loss in France and increased provisions for those lines affected by the global financial crisis. The 2009 year experienced losses from our aviation and specialty reinsurance lines which suffered from an $11.7 million net loss associated with the Air France disaster and a $7.1 million satellite loss. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $126.1 million for 2010 equivalent to 16.7% of net premiums earned (2009 — $119.5 million or 16.7% of net earned premium), with the cost increase reflecting the increase in gross premiums. The 2009 acquisition expense ratio improved from 17.9% in 2008 due to changes in the mix of business written and the addition of new business lines.

Operating and administrative expenses of $99.4 million for the twelve months ended December 31, 2010 are $1.3 million less than 2009 due to the prior year including higher performance-related compensation costs following a catastrophe free year. Nevertheless, we had increased expenditure in 2010 associated with our expansion into the U.S. admitted market and U.K. regional distribution network balanced by reductions in profit-related compensation in 2010. The 2008 operating and administrative expense of $73.1 million was much lower than in 2009 which included investment in new teams. Performance-related compensation costs in 2008 were lower than in 2009 following losses associated with Hurricanes Ike and Gustav.

Balance Sheet

Total cash and investments

At December 31, 2010 and December 31, 2009, total cash and investments, including accrued interest receivable, were $7.3 billion and $6.8 billion, respectively. The composition of our investment portfolio is summarized below:

	As at December 31, 2010		As at December 31, 2009
		Percentage of		Percentage of
	Estimated	Fixed Income	Estimated	Fixed Income
	Fair Value	Portfolio	Fair Value	Portfolio

Marketable Securities — Available for Sale
U.S. Government Securities	$725.4	10.0%	$507.5	7.4%
U.S. Government Agency Securities	302.3	4.2%	389.1	5.7%
Municipal Securities	30.7	0.4%	19.5	0.3%
Corporate Securities	2,325.7	31.9%	2,264.6	33.2%
Foreign Government	616.9	8.5%	522.3	7.7%
Asset-backed Securities	58.8	0.8%	115.1	1.7%
Mortgage-backed Securities	1,300.6	17.9%	1,431.8	21.0%

Total Fixed Income — Available for Sale	5,360.4	73.7%	5,249.9	77.0%
Marketable Securities — Trading
Corporate Securities	339.8	4.7%	329.4	4.8%
U.S. Government Securities	48.3	0.7%	6.5	0.1%
Municipal Securities	3.3	—	1.8	—
U.S. Government Agency Securities	0.5	—	0.4	—
Asset-backed Securities	4.9	0.1%	5.0	0.1%
Foreign Government Securities	9.4	0.1%	5.0	0.1%

Total Fixed Income — Trading	406.2	5.6%	348.1	5.1%
Total Other Investments	30.0	0.4%	27.3	0.4%
Total Short-term Investments — Available for Sale	286.0	3.9%	368.2	5.4%
Total Short-term Investments — Trading	3.7	0.1%	3.5	0.1%
Total Cash and Cash Equivalents	1,179.1	16.2%	748.4	11.0%
Total Net Receivable/Payable for Securities Sold/Purchased	(40.4)	(0.6)%	11.9	0.2%
Total Accrued Interest Receivable	54.4	0.7%	54.6	0.8%

Total Cash and Investments	$7,279.4	100.0%	$6,811.9	100.0%

Fixed maturities.  At December 31, 2010, the average credit quality of our fixed income book was “AA+,” with 96% of the portfolio being graded “A” or higher. At December 31, 2009, the average credit quality of our fixed income book was “AA+,” with 96% of the portfolio being graded “A” or higher.

Our fixed income portfolio duration was 2.9 years which included the impact of the interest rate swaps and was down from 3.3 years at the end of 2009.

Mortgage-Backed Securities.  The following tables summarize the fair value of our Mortgage-Backed Securities (“MBS”) by rating and class at December 31, 2010:

	AAA	AA and Below	Total

Agency mortgage-backed	$1,172.5	$—	$1,172.5
Non-agency commercial mortgage-backed	101.2	26.9	128.1

Total Mortgage-backed Securities	$1,273.7	$26.9	$1,300.6

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Alternative-A securities.  We define Alternative-A (“alt-A”) mortgages as those considered less risky than sub-prime mortgages, but with lower credit quality than prime mortgages. At December 31, 2010, we had $Nil invested in alt-A securities (December 31, 2009 — $9.3 million).

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

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 30, 2010, fees of $0.3 million (2009 — $0.1 million), were payable to us.

The tables below show our other investments for the twelve months ended December 31, 2010 and 2009:

	Twelve Months Ended December 31, 2010
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

	Twelve Months Ended December 31, 2009
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$25.0	$2.3	$27.3	$—	$27.3

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

Valuation of Investments

Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

We consider prices for actively traded Treasury securities to be derived based on quoted prices in an active market for identical assets, which are Level 1 inputs in the fair value hierarchy. We consider prices for other securities priced via vendors, indices and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. We consider securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in our portfolio do not use significant unobservable inputs or modelling techniques.

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

To validate the techniques or models used by third-party pricing sources, we review the process, in conjunction with the processes completed by the third-party accounting service provider, which include, but are not limited to:

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

At December 31, 2010, we obtained an average of 2.9 quotes per investment, compared to 3.4 quotes at December 31, 2009. Pricing sources used in pricing our fixed income investments at December 31, 2010 and December 31, 2009, respectively, were as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2010	December 31, 2009

Index providers	85.2%	81.5%
Pricing services	12.5%	13.2%
Broker-dealers	2.3%	5.3%

Total	100.0%	100.0%

Valuation of Other Investments.  The value of our investment in Cartesian Iris Offshore Fund L.P. or in Cartesian Iris 2009A L.P. is based on our shares of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Each of Cartesian Iris Offshore Fund L.P. and Cartesian Iris 2009A L.P. is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Cartesian Iris Offshore Fund L.P. and Cartesian Iris 2009A L.P. and evaluate the reasonableness of the valuation of our investment.

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

As at December 31, 2010			As at December 31, 2009
Rating With	Rating without	Market	Rating With	Rating without	Market
Guarantee	Guarantee	Value	Guarantee	Guarantee	Value
	($ in millions)

AAA	AAA	$93.8	AAA	AAA	$141.9
	AA+	—		AA+	—
	AA	16.1		AA	16.2
	AA−	9.5		AA−	3.0
	A+	58.2		A+	69.8
	A	38.4		A	34.1
	A−	81.2		A−	107.0
	BBB+	17.8		BBB+	7.7
	BBB−	23.7		BBB−	20.9
	BB−	3.1		BB−	—
AA+	AA+	—	AA+	AA+	15.0
	AA	24.9		AA	27.8
	AA−	1.9		AA−	—
	A+	3.1		A+	—
	A	6.4		A	17.3
AA	AA	1.4	AA	AA	3.2
AA−	AA−	3.2	AA−	AA−	—
A−	A−	1.9	A−	A−	—
BBB−	BBB−	0.1	BBB−	BBB−	0.1

		$384.7			$464.0

Our exposure to mono-line insurers was limited to 1 municipal holding (2009 — 1 holding) as at December 31, 2010 with a market value of $0.1 million (2009 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.

Other-than-temporary Impairment of Investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. Impairment occurs when there is no objective evidence to support recovery in value before disposal and we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security.

These impairments will be included within realized losses and the cost basis of the investment reduced accordingly.

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total other-than-temporary impairment for the twelve months ended December 31, 2010, was $0.3 million (2009 — $23.2 million).

For a discussion of our valuation techniques within the fair value hierarchy, please see Note 6 of the consolidated financial statements for the twelve months ended December 31, 2010 included elsewhere in this report.

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

Reserves by segment.  For the twelve months ended December 31, 2010, we had total net loss and loss adjustment expense reserves of $3,540.6 million (December 31, 2009 — $3,009.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $3,820.5 million at the balance sheet date of December 31, 2010, a total of $2,074.8 million or 54.3% represented IBNR claims (December 31, 2009 — $1,946.3 million and 58.4%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at December 31, 2010 and 2009:

	As at December 31, 2010			As at December 31, 2009
		Reinsurance			Reinsurance
	Gross	Recoverable	Net	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,343.8	$(60.7)	$2,283.1	$2,069.4	$(81.0)	$1,988.4
Insurance	1,476.7	(219.2)	1,257.5	1,261.7	(240.5)	1,021.2

Total Losses and loss expense reserves	$3,820.5	$(279.9)	$3,540.6	$3,331.1	$(321.5)	$3,009.6

The decrease in reinsurance recoverables in 2010 is due to the continued settlement of losses associated with the 2005 hurricanes (Katrina, Rita, and Wilma) and settlement of claims from Hurricane Ike and the Air France disaster.

The gross reserves may be further analyzed between outstanding or reported claims and IBNR as at December 31, 2010 and 2009, as follows:

	As at December 31, 2010
	Gross	Gross	Gross
	Outstandings	IBNR	Reserve	% IBNR
	($ in millions, except for percentages)

Reinsurance	$967.0	$1,376.8	$2,343.8	58.7%
Insurance	778.7	698.0	$1,476.7	47.3%

Total Losses and loss expense reserves	$1,745.7	$2,074.8	$3,820.5	54.3%

	As at December 31, 2009
	Gross	Gross	Gross
	Outstandings	IBNR	Reserve	% IBNR
	($ in millions, except for percentages)

Reinsurance	$858.4	$1,211.0	$2,069.4	58.5%
Insurance	715.8	545.9	1,261.7	43.3%

Total Losses and loss expense reserves	$1,574.2	$1,756.9	$3,331.1	52.7%

The two tables above are not directly comparable as the year end 2010 position reflects an additional year’s business. The increase in reserves in 2010 over 2009 therefore reflects the reserves associated with the 2010 accident year less changes in reserve estimates and payments made on earlier accident years 2009 and prior. For the reinsurance segment, the main events which impacted the reserves were the earthquakes in Chile and New Zealand in 2010 while we have seen overall favorable experience from prior years. The insurance segment did not have material exposure to either earthquake in 2010 in Chile and New Zealand; the largest loss related to a pipeline pollution incident. The level of reserves in insurance also reflect prior year strengthening particularly in the casualty and financial and professional lines.

Prior year loss reserves.  In the twelve months ended December 31, 2010, 2009 and 2008, there was an overall reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Business Segment	December 31, 2010	December 31, 2009	December 31, 2008
	($ in millions)

Reinsurance	$65.6	$103.8	$96.9
Insurance	(44.2)	(19.4)	(13.4)

Total reduction in prior year loss reserves	$21.4	$84.4	$83.5

For the twelve months ended December 31, 2010.  The analysis of the development by each segment is as follows:

Reinsurance.  Net reserve releases of $65.6 million in the year were attributed to all of our reinsurance lines. The largest release was seen in other property reinsurance where we released $43.7 million due largely to better than expected loss experience. Casualty reinsurance has experienced a lower level of releases than in previous years with some areas with exposure to the global financial crisis being strengthened. We have released $17.5 million from specialty reinsurance spread across several accounts and several years where the experience was better than expected.

Insurance.  The net reserve strengthening in the insurance segment of $44.2 million in the year was mainly due to both our casualty business and our financial and professional lines. Following a full and detailed review of U.S. casualty insurance, we strengthened reserves by $31.8 million of which $22.5 million was in the fourth quarter, reflecting mainly adverse loss experience largely in construction accounts. Other areas of strengthening were in excess casualty and professional lines insurance which were adversely impacted by recession-related claims. This strengthening has been partly compensated for by various releases including U.K. liability where experience was better than expected.

For the twelve months ended December 31, 2009.  The analysis of the development by each segment is as follows:

Reinsurance:  The reserve releases in the year were as a result of better than expected incurred development on nearly all lines in the segment spread across several accident years and including settlement of Hurricane Ike and Gustav claims. Because of ongoing litigation, there remains significant uncertainty as to our ultimate costs of Hurricane Katrina. Just over half of the $103.8 million reserve releases came from property with an even split of casualty and specialty releases for the remainder. Most of the casualty favorable development was in our U.S. casualty treaty reinsurance business line where the experience to year end compared with starting loss ratios and expected patterns was generally better than expected at the aggregate level.

Insurance:  The $19.4 million deterioration in the year was the result of strengthening in three out of the four business lines. We released $6.5 million from property from better than expected experience. Casualty was strengthened by $3.0 million which is primarily a result of worse than expected experience in relation to New York contractors’ liability business offset partially by releases in U.K. liability which had better than expected experience. Reserve strengthening from financial and professional lines was attributable to increased reserves on the financial institutions line in response to the global financial crisis. Marine, energy and transportation reserves were strengthened from worse than expected development on the 2007 accident year in our marine, energy and construction liability account.

For the twelve months ended December 31, 2008.  The analysis of the development by each segment is as follows:

Reinsurance:  The $96.9 million reserve release in this segment was predominantly from casualty business which saw favorable development in our U.S. casualty treaty and international casualty treaty reinsurance business which contributed $33.2 million and $31.0 million, respectively. For both U.S. and international casualty, where claims may take several years to emerge, the experience to date compared with starting loss ratios and expected patterns was generally better than expected at the aggregate level. Additional releases occurred from commutations of certain contracts. Property business lines showed an $11.1 million release due mainly to favorable development on the catastrophe class. The most significant elements related to reductions in loss estimates for the 2007 U.K. floods and estimated recoveries from enforcing subrogation rights in respect of California wildfires. A lack of incurred development resulted in a release in specialty business of $21.0 million.

Insurance.  The insurance segment was impacted by $13.5 million of net reserve strengthening during 2008. The reserve strengthening was attributable to deterioration in respect of a loss related to the 2007 California wildfires and also from shipowners’ liability losses, both written in our marine, energy and construction liability account. This was partially offset by favorable development in our U.K. and U.S. liability lines.

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

Capital Management

The following table shows our capital structure at December 31, 2010 compared to December 31, 2009.

	As at		As at
	December 31, 2010		December 31, 2009
	($ in millions, except for percentages)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,888.3	77.2%	$2,951.8	83.0%
Preference shares (liquidation preference), net of issue costs	353.6	9.5%	353.6	10.0%
Long-term debt	498.8	13.3%	249.6	7.0%

Total capital	$3,740.7	100.0%	$3,555.0	100.0%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2010, this ratio was 13.3% (2009 — 7.0%, 2008 — 8.2%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 22.8% as of December 31, 2010 (2009 — 17.0%).

The principal capital management transactions during 2010 were as follows:

•	On January 5, 2010, we entered into an accelerated share repurchase program with Goldman, Sachs & Co. to repurchase $200.0 million of our ordinary shares. This transaction was completed on May 26, 2010 resulting in the repurchase and cancellation of 7,226,084 ordinary shares in the first half of 2010. The repurchase completed the share repurchase program authorized by the

Board of Directors and announced on February 6, 2008. The repurchase was funded with cash available and the sale of investment assets.

•	On September 22, 2010, we initiated an open market purchase program to purchase ordinary shares in the open market. During the third quarter of 2010, we repurchased in the open market and subsequently cancelled a total of 264,555 ordinary shares under the repurchase program at a total cost of $7.7 million. During the fourth quarter of 2010, we repurchased in the open market and subsequently cancelled a total of 550,000 ordinary shares. The total consideration for these open market purchases was $23.6 million.

•	On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to buy back $184 million of Aspen’s ordinary shares. To date, the program has resulted in 5,737,449 ordinary shares being received and cancelled.

•	On December 10, 2010, we issued $250.0 million of 6% Senior Notes due 2020.

On March 31, 2009, we repurchased and cancelled 2,672,500 of our 7.401% $25 liquidation value preference shares (NYSE : AHL-PA) at a price of $12.50 per share. The repurchase resulted in a $31.5 million gain attributable to ordinary shareholders which was not recognized in the income statement but was included in the calculation of earnings per share.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,241.9 million at December 31, 2010 (2009 — $3,305.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. However, our continuing ability to access the capital markets is dependent on, among other things, market conditions, our operating results and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.

On December 15, 2010, we filed an unlimited shelf registration statement for the issuance and sale of securities from time to time.

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

As at December 31, 2010 and 2009, Aspen Holdings held $354.0 million and $33.5 million, respectively, in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time. As at December 31, 2010, we also held $286.0 million of short-term investments, that are available for sale to meet any future liquidity needs. For a discussion of the volatility and liquidity of our other investments, see Part I, Item 1A, “Risk Factors — Market and Liquidity Risks,” and for a discussion of the impact of insurance losses on our liquidity, see Part I, Item 1A, “Risk Factors — Insurance Risks.”

During the period ended December 31, 2010, Aspen U.K. Holdings paid Aspen Holdings dividends of $323.1 million. During the period ended December 31, 2009, Aspen U.K. Holdings paid Aspen Holdings dividends of $401.0 million. Aspen Holdings also received interest of $36.5 million (2009 — $36.5 million) from Aspen U.K. Holdings in respect of an inter-company loan.

As a holding company, Aspen Holdings relies on dividends and other distributions from its insurance subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders.

For a more detailed discussion of our Insurance Subsidiaries’ ability to pay dividends, see Note 14 of our consolidated financial statements.

Insurance subsidiaries.  As of December 31, 2010, the Insurance Subsidiaries held approximately $818.4 million (2009 — $701.5 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Insurance Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2010 and for the foreseeable future.

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

The liquidity of the Insurance Subsidiaries is also affected by the terms of contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2010 and 2009:

	As at	As at
	December 31, 2010	December 31, 2009
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,895.7	$1,448.4
Assets held in single beneficiary trusts	58.2	55.7
Secured letters of credit(1)	533.8	528.3

Total	$2,487.7	$2,032.4

Total as % of cash and invested assets	34.2%	30.1%

(1)	As of December 31, 2010, the Company had funds on deposit of $699.9 million and £30.0 million (December 31, 2009 — $667.1 million and £18.8 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2010 amount to $230.3 million (December 31, 2009 — $219.8 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital. As at December 31, 2010, the minimum amount was $0.6 million (December 31, 2008 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

U.S. reinsurance trust fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,065.5 million at December 31, 2010 and $937.1 million at December 31, 2009. At December 31, 2010, the total value of assets held in the trust was $1,227.3 million (2009 — $1,096.6 million).

U.S. surplus lines trust fund.  Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2010 was $140.1 million (2009 — $80.4 million).

U.S. regulatory deposits.  As at December 31, 2010, Aspen Specialty had a total of $7.1 million (2009 — $6.6 million) on deposit with U.S. states in order to satisfy state regulations for writing business in those states.

Canadian trust fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2010, the balance held in trust was CAD$329.4 million (2009 — CAD$276.5 million).

Australian trust fund.  Aspen U.K. has established an Australian trust fund with an Australian bank to secure an Australian insurance license. As at December 31, 2010, the balance held in trust was AUD$122.0 million (2009 — AUD$41.5 million).

Singapore trust fund.  Aspen U.K. has established a Singapore trust fund with a Singapore bank to secure a Singapore insurance license. As at December 31, 2010, the balance held in trust was SGD$68.4 million (2009 — SGD$10.4 million).

Swiss trust fund.  Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure a Swiss insurance license. As at December 31, 2010, the balance held in trust was CHF3.1 million (2009 — CHFNil).

Consolidated cash flows for the twelve months ended December 31, 2010.  Total net cash flow from operating activities in 2010 was $624.6 million, a decrease of $20.0 million from 2009. For the twelve months ended December 31, 2010, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $666.8 million in 2010 and received $17.6 million from market securities and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $69.3 million, and $407.8 million was used to repurchase ordinary shares. At December 31, 2010, we had a balance of cash and cash equivalents of $1,179.1 million. The balance of cash and cash equivalents has increased from the issuance of $250.0 million of additional Senior Notes in December 2010.

Consolidated cash flows for the twelve months ended December 31, 2009.  Total net cash flow from operating activities in 2009 was $646.6 million, an increase of $116.1 million from 2008. For the twelve months ended December 31, 2009, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $808.6 million in 2009 and made net investments in the amount of $682.4 million in market securities and equipment during the period. We paid ordinary and preference share dividends of $73.6 million, and $100.3 million was used to repurchase ordinary shares. At December 31, 2009, we had a balance of cash and cash equivalents of $748.4 million. The balance of cash and cash equivalents decreased during the year as opportunities arose to increase our holdings of high quality corporate bonds.

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

Credit Facility.  On July 30, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three-year $280.0 million revolving credit facility pursuant to a credit agreement (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Insurance Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays Bank plc, as administrative agent, Citibank, NA, as syndication agent, Credit Agricole CIB, Deutsche Bank Securities Inc. and The Bank of New York Mellon, as co-documentation agents and The Bank of New York, as collateral agent, U.S. Bank N.A, Lloyd’s Bank and HSBC.

The facility can be used by any of the Borrowers to provide funding for our Insurance Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the facility is $280.0 million and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of December 31, 2010, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increased based on the consolidated leverage ratio of the Company.

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

Letters of Credit Facility.  On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450.0 million with a new letter of credit facility in a maximum aggregate amount of up to $550.0 million. As at December 31, 2010, we had $372.0 million of outstanding collateralized letters of credit under this facility.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200.0 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. We had $42.4 million of outstanding collateralized letters of credit under this facility as at December 31, 2010.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2010:

	Payments Due By Period
		Less Than			More Than
Contractual Basis	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)

Operating lease obligations	$47.2	$7.9	$12.8	$11.4	$15.1
Long-term debt obligations(1)	500.0	—	—	250.0	250.0
Reserves for losses and loss adjustment expenses(2)	3,813.3	1,157.7	1,273.7	585.1	796.8

(1)	The long term debt obligations disclosed above does not include the $30.0 million annual interest payable on our outstanding Senior Notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental agreement is for six years from September 1, 2005 to August 31, 2011, with an additional three-year option commencing September 1, 2011. We have agreed a three-year extension effective September 1, 2011.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease. We have also leased additional premises in London covering 9,800 square feet for a period of five years.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California; Atlanta, Georgia; Miami, Florida; and Jersey City, New Jersey. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet.

Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore, Cologne and Dublin.

We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

For a discussion of our commitments and contingencies, please see Note 18 to the consolidated financial statements for the twelve months ended December 31, 2010 included elsewhere in this report.

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

In addition to general price inflation, we are exposed to a persisting long-term upwards trend in the cost of judicial awards for damages. We seek to take this into account in our pricing and reserving of casualty business.

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2011, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields will rise with the result that the market value of certain of our fixed interest investments may fall.

Reconciliation of Non-GAAP Financial Measures

	As at	As at
	December 31, 2010	December 31, 2009
	($ in millions, except percentages)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,241.9	$3,305.4
Average adjustment	(644.7)	(853.0)

Average Equity	$2,597.2	$2,452.4

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

	As at	As at
	December 31, 2010	December 31, 2009
	($ in millions, except percentages)

Net income after tax	$312.7	$473.9
Add (deduct) after tax income:
Net realized and unrealized investment (gains)/losses	50.6	(7.6)
Net realized and unrealized exchange (gains)/losses	2.2	(2.0)

Operating income after tax	$365.5	$464.3

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

During 2010, we entered into interest rate swaps with a total notional amount of $500.0 million, due to mature between August 2, 2012 and November 9, 2020. The swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

As at December 31, 2010, our fixed income portfolio had an approximate duration of 3.3 years. The table below depicts interest rate change scenarios and the effect on our available for sale and trading assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
	($ in millions, except percentages)

Market Value	$6,253.1	$6,154.7	$6,056.3	$5,957.9	$5,859.4
Gain/Loss	197.0	98.0	—	(98.0)	(197.0)
Percentage of Portfolio	3.3%	1.6%	—	(1.6)%	(3.3)%
Corresponding percentage at December 31, 2009	3.1%	1.7%	—	(1.7)%	(3.4)%

Value at Risk (VaR).  We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations. At the end of December 2010, our short VaR was 3.8% and our long VaR was 3.7%.

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

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As of December 31, 2010, approximately 82.4% of our cash and investments was held in U.S. Dollars (2009 — 82.8%), approximately 7.2% were in British Pounds (2009 — 8.2%) and approximately 10.4% were in currencies other than the U.S. Dollar and the British Pound (2009 — 9.0%). For the twelve months ended December 31, 2010, 19.8% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2009 — 15.2%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2011.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2010, would have impacted reported net comprehensive income by approximately $28.6 million (2009 — $15.5 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations. As at December 31, 2010, the Company held currency contracts to purchase $Nil of U.S. and foreign currencies (2009 — $Nil).

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2010, the average rate of fixed income securities in our investment portfolio was “AA+”, compared to “AA+” at December 31, 2009.

In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A — ” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

The table below shows our reinsurance recoverables as of December 31, 2010, and our reinsurers’ ratings taking into account any changes in ratings as of February 5, 2011:

A.M. Best	($ in millions)

A++	$7.5
A+	$74.0
A	$173.5
A−	$15.7
F (1)	$0.7
Not rated	$8.5

$279.9

(1)	The A.M. Best rating of “F” denotes liquidation. We have not reduced the carrying value of the recoverable from this particular reinsurer as a trust account exists to replace the potentially insufficient reserves.

Item 8.	Financial Statements and Supplementary Data

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

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our bye-laws provide for a classified Board of Directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors were elected at our 2008 annual general meeting (with the exception of Albert Beer who was recently appointed by the Board) and are scheduled to serve until our 2011 annual general meeting. Our incumbent Class II Directors were elected at our 2009 annual general meeting and are scheduled to serve until our 2012 annual general meeting. Our incumbent Class III Directors were elected at our 2010 annual general meeting and will be subject for re-election at our 2013 annual general meeting.

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

As of February 15, 2011, we had the following directors on our Board of Directors and committees:

						Corporate
		Director				Governance
Name	Age	Since	Audit		Compensation	& Nominating	Investment	Risk

Class I Directors:
Christopher O’Kane	56	2002
Heidi Hutter	53	2002	✓					Chair
David Kelso	58	2005	✓			✓		✓
John Cavoores	53	2006						✓
Liaquat Ahamed	58	2007					Chair	✓
Albert Beer	60	2011	✓	(1)				✓	(1)
Class II Directors:
Julian Cusack	60	2002					✓	✓
Glyn Jones	58	2006					✓
Richard Houghton	45	2007					✓
Class III Directors:
Ian Cormack	63	2003	Chair		✓			✓
Matthew Botein	37	2007			✓	✓	✓
Richard Bucknall	62	2007	✓		Chair	✓
Peter O’Flinn	58	2009	✓			Chair

(1)	Effective February 4, 2011.

Glyn Jones.  With effect from May 2, 2007, Mr. Jones was appointed as Chairman. Mr. Jones has been a director since October 30, 2006. He also has served as a non-executive director of Aspen U.K. since December 4, 2006. Since July 25, 2008, Mr. Jones has served as Chairman of Hermes Fund Managers. Mr. Jones is also the Chairman of Towry Holdings Limited and was recently appointed as Chairman of BT Pension Scheme Management Ltd. Mr. Jones was most recently the Chief Executive Officer of Thames River Capital. From 2000 to 2004, he served as Chief Executive Officer of Gartmore Investment Management in the U.K. Prior to Gartmore, Mr. Jones was Chief Executive of Coutts NatWest Group and Coutts Group, which he joined in 1997, and was responsible for strategic leadership, business performance and risk management. In 1991, he joined Standard Chartered, later becoming the General Manager of Global Private Banking. Mr. Jones was a consulting partner with Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants from 1981 to 1990.

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

Albert J. Beer.  Mr. Beer has been a director since February 1, 2011. Since 2006, Mr. Beer has been the Michael J Kevany/XL Professor of Insurance and Actuarial Science at St John’s University School of Risk Management. From 1992 to 2006, Mr. Beer held various senior executive positions at American Re-Insurance Corporation (Munich Re America). Previously, from 1989 to 1992, Mr. Beer held various positions at Skandia — America Reinsurance Company, including that of Chief Actuary. Mr. Beer has been a member of the Actuarial Standards Board, which promulgates standards for the actuarial profession in the United States, since 2008 and its Chair since 2010. Mr. Beer is also a director of the Casualty Actuary Society since 2008. He is also the Vice-Chair of United Educators Insurance Company since 2006. Mr. Beer previously served as a member of the Board of the American Academy of Actuaries and the Actuarial Foundation, where he has been a trustee emeritus since 2009.

Mr. Beer has over 30 years of actuarial experience in the insurance industry. Mr. Beer’s roles at American Re-Insurance Corporation included the active supervision of principal financial and accounting officers. In addition, Mr. Beer has extensive experience in reserving matters, which constitute the principal subjective assessments within the Company’s accounts. As a result, Mr Beer also serves as a designated financial expert on the Company’s Audit Committee.

Matthew Botein.  Mr. Botein has been a director since July 25, 2007. Mr. Botein is currently a Managing Director and is head of BlackRock Alternative Investors (BAI). BAI includes BlackRock’s hedge funds and opportunistic funds, funds of hedge funds, private equity, funds of private funds, real estate, real asset, currency and commodity funds. Mr. Botein is also head of BlackRock’s Special Situations Investment Group. From 2003 until June 30, 2009, Mr. Botein was associated with Highfields Capital Management LP, a Boston-based private investment partnership, most recently as a Managing Director and a member of the firm’s Management Committee, where he was responsible for a portfolio of financial services investments, as well as certain other private equity holdings. Prior to joining Highfields, he was a member in the private equity department of The Blackstone Group from March 2000 to March 2003. He currently serves on the Boards of CoreLogic, Inc., PennyMac Mortgage Investment Trust and its sponsor, Private National Mortgage Acceptance Company, LLC. He was previously a member of the Board of Integro Limited, an insurance broker and Cyrus Reinsurance Holdings Limited, Cyrus Reinsurance Holdings II Limited, “sidecars” Highfields formed with XL Capital (as well as its operating subsidiary) and First American Corporation. He was also previously a member of our Board from our formation until 2003. Mr. Botein also serves on the Board of Trustees of Beth Israel Deaconess Medical Center, the CareGroup/CJP Board of Managers and the Exceptional Care Without Exception Trust of Boston Medical Center.

Mr. Botein has over 10 years of experience within the spheres of corporate finance, private equity and asset management. As a result, Mr. Botein provides the Board with a broad range of relevant business experience with specific focus on investor relations matters, capital management initiatives and investment decisions.

Richard Bucknall.  Mr. Bucknall has been a director since July 25, 2007, a director of Aspen U.K. since January 14, 2008 and a director of AMAL since February 28, 2008. Mr. Bucknall retired from Willis Group Holdings Limited where he was Vice Chairman from February 2004 to March 2007 and Group Chief Operating Officer from January 2001 to December 2006. While at Willis, Mr. Bucknall served as director on various Boards within the Willis Group. He was also previously Chairman/Chief Executive Officer of Willis Limited from May 1999 to March 2007. Mr. Bucknall is currently the non-executive Chairman of FIM Services Limited and the non-executive Chairman of the XIS Group (Ins-Sure Holdings Limited, Ins-Sure Services Limited, London Processing Centre Ltd and LSPO Limited).

He is also a non-executive director of Tokio Marine Europe Insurance Limited. He was also previously a director of Kron AS. He is a Fellow of the Chartered Insurance Institute.

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

John Cavoores.  Mr. Cavoores has been a director since October 30, 2006. As of October 5, 2010, Mr. Cavoores was also appointed as Co-CEO of Aspen Insurance, focusing on Aspen Insurance’s casualty and professional lines and U.S. property businesses. Mr. Cavoores has executive oversight for Aspen Insurance’s U.S. platform. Mr. Cavoores was previously an advisor to Blackstone (from September 2006 until March 15, 2010). During 2006, Mr. Cavoores was a Managing Director of Century Capital, a Boston-based private equity firm. Mr. Cavoores previously served as President and Chief Executive Officer of OneBeacon Insurance Company, a subsidiary of the White Mountains Insurance Group, from 2003 to 2005. He was employed with OneBeacon from 2001 to 2005. Among his other positions, Mr. Cavoores was President of National Union Insurance Company, a subsidiary of AIG, Inc. He spent 19 years at Chubb Insurance Group, where he served as Chief Underwriting Officer, Executive Vice President and Managing Director of overseas operations, based in London. Mr. Cavoores served as a director of Cyrus Reinsurance Holdings from 2007 through 2009 and currently is a director of Alliant Insurance Holdings.

Mr. Cavoores has over 30 years of experience within the insurance industry having formerly served as CEO of OneBeacon Insurance, a subsidiary of White Mountains. As a result, Mr. Cavoores provides the Board with broad ranging business experience with particular focus on insurance matters and strategies within the U.S.

Ian Cormack.  Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen U.K. since 2003. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.’s insurance financial services and asset management division in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-Head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director of Phoenix Group Holdings Ltd (previously Pearl Group Ltd.), Phoenix Life Holdings Ltd and Qatar Financial Centre Authority. Mr. Cormack is also a non-executive chairman and audit committee member of Maven Income and Growth VCT 4 plc. He also serves as chairman of Entertaining Finance Ltd. and Carbon Reductions Ltd and deputy chairman of Qatarlyst. He previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, as a member of the Board of Directors of Clearstream (Luxembourg), Bank Training and Development Ltd., Klipmart Corp and as a member of Millennium Associates AG’s Global Advisory Board. He was also previously a non-executive director of MphasiS BFL Ltd. (India), Europe Arab Bank Ltd., Pearl Assurance, London Life Assurance, National Provident Insurance and National Provident Life. He was a member of the U.K. Chancellor’s City Advisory Panel from 1993 to 1998.

Mr. Cormack has over 40 years of broad ranging international experience in both the banking and insurance sectors having held senior roles at both Citigroup and AIG, Inc. Mr. Cormack also serves on the boards of a number of internationally focused companies and brings his broad ranging global experience to Board debate. Given his wide ranging experience, Mr. Cormack also serves as Chair of our Audit Committee.

Julian Cusack, Ph.D.  Mr. Cusack has been our Chief Risk Officer since January 14, 2010. He was our Chief Operating Officer from May 1, 2008 to January 14, 2010, and has been a director since June 21, 2002. He has also been the Chief Executive Officer of Aspen Bermuda since 2002 and was appointed Chairman of Aspen Bermuda in December 2006. Previously Mr. Cusack was our Chief Financial Officer from June 21, 2002 to April 30, 2007. From 2002 until March 31, 2004, he was also

Finance Director of Aspen U.K. Mr. Cusack previously worked with Wellington where he was Managing Director of Wellington Underwriting Agencies Ltd. (“WUAL”) from 1992 to 1996, and in 1994 joined the Board of Directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington Underwriting plc from 1996 to 2002. Mr. Cusack is a director and audit committee member of Hardy Underwriting Bermuda Limited. He is also a director of Parhelion Capital Limited, in which we have a minority investment, and Parhelion Underwriting Limited.

Mr. Cusack has over 28 years’ experience within the re/insurance industry having held a number of senior roles previously at Wellington. Mr. Cusack, a qualified accountant, is also a co-founder of our Company. Mr. Cusack currently serves as the Company’s Chief Risk Officer and has been Chair of our Reserve Committee (a management committee) until January 2011. Accordingly, he provides the Board with valuable input on the Company’s risk framework, risk tolerances and risk mitigation efforts, as well as providing an insight on our reserving practices.

Heidi Hutter.  Ms. Hutter has been a director since June 21, 2002 and has served as a non-executive director of Aspen U.K. since June 2002. On February 28, 2008, Ms. Hutter was appointed as a director and Chair of AMAL. She has served as Chief Executive Officer of Black Diamond Group, LLC since 2001 and Manager of Black Diamond Capital Partners since 2005. Ms. Hutter began her career in 1979 with Swiss Reinsurance Company in New York, where she specialized in the then new field of finite reinsurance. From 1993 to 1995, she was Project Director for the Equitas Project at Lloyd’s which became the largest run-off reinsurer in the world. From 1996 to 1999, she served as Chief Executive Officer of Swiss Re America and was a member of the Executive Board of Swiss Re in Zurich. She was previously a director of Aquila, Inc. and Talbot Underwriting and related corporate entities. Ms. Hutter currently serves as a director of Amerilife Group LLC and United Prosperity Life Insurance Company.

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

Mr. Kelso has over 30 years of experience in the financial services sector, where he previously served as the CFO at Chubb Corporation and has experience in accounting and finance impacting insurance companies. As a result of his experience, Mr. Kelso is also the designated financial expert on the Company’s Audit Committee. Mr. Kelso’s term as director ends at the Company’s next annual general meeting on April 28, 2011 and will not be standing for re-election.

Peter O’Flinn.  Mr. O’Flinn has been a director since April 29, 2009. He currently serves as a director and audit committee member of Sun Life Insurance and Annuity Company of New York, and of Euler ACI Holdings, Inc. From 1999 to 2003, Mr. O’Flinn was Co-Chair of LeBoeuf, Lamb, Greene and MacRae (now Dewey & LeBoeuf).

Mr. O’Flinn is a qualified lawyer with over 25 years of private practice experience. Mr. O’Flinn is a corporate lawyer and former Co-Chairman of LeBoeuf, Lamb, Greene & MacRae as well as former

Chair of their Corporate Practice and provides extensive experience on legal matters relevant to both the re/insurance industry and public company legal matters generally. Mr. O’Flinn also provides the Board with input on corporate initiatives, regulatory and governance matters. As a result of his experience, Mr. O’Flinn serves as the Chair of our Corporate Governance and Nominating Committee.

Committees of the Board of Directors

Audit Committee:  Messrs. Cormack, Bucknall, Kelso, O’Flinn and Ms. Hutter. The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the Board of Directors as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held four meetings during 2010. The Board of Directors considers Mr. Kelso to be an “audit committee financial expert” as defined in the applicable regulations until his departure from the Audit Committee and the Board as of April 28, 2011. The Board of Directors has made the determination that Mr. Kelso is independent. Effective February 4, 2011, Mr. Beer is a member of the Audit Committee and the Board of Directors also considers Mr. Beer to be an “audit committee financial expert” as defined in the applicable regulations. Effective February 4, 2011, Mr. Beer became an additional member of our Audit Committee.

Compensation Committee:  Messrs. Bucknall, Botein, and Cormack. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company’s Chief Executive Officer, executive directors and key employees. Mr. Bucknall is the Chairman of the Compensation Committee. The Compensation Committee held five meetings during 2010. Mr. Cavoores was a member of the Compensation Committee in 2010 until October 2010 where he ceased to be an independent director of the Company following his appointment as Co-CEO of Aspen Insurance.

Investment Committee:  Messrs. Ahamed, Jones, Botein, Cusack and Houghton. The Investment Committee is an advisory committee to the Board of Directors which formulates our investment policy and oversees all of our significant investing activities. Mr. Ahamed is Chairman of the Investment Committee. The Investment Committee held four meetings during 2010.

Corporate Governance and Nominating Committee:  Messrs. Kelso, Botein and O’Flinn. The Corporate Governance and Nominating Committee, among other things, establishes the Board of Directors’ criteria for selecting new directors and oversees the evaluation of the Board of Directors and management. Mr. O’Flinn is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held four meetings during 2010. Effective February 4, 2011, Mr. Bucknall has become a member of the Corporate Governance and Nominating Committee.

Risk Committee:  Ms. Hutter, Messrs. Ahamed, Cavoores, Cormack, Cusack and Kelso. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter is the Chair of the Risk Committee. The Risk Committee held four meetings during 2010. Effective February 4, 2011 Mr. Beer became an additional member of our Risk Committee.

The Board may also, from time to time, implement ad hoc committees for specific purposes.

Leadership Structure

We have separate CEO and Chairman positions in the Company. We believe that while the CEO is responsible for the day-to-day management of the Company, the Chairman, who is not an employee of the Company and who is not part of the Company’s management, provides the appropriate leadership role for the Board and is able to effectively facilitate the contribution of non-executive directors and constructive interaction between management (including executive directors) and the non-executive directors in assessing the Company’s performance, strategies and means of achieving them. As part of his leadership role, the Chairman is responsible for the Board’s effectiveness and sets the Board’s agenda in conjunction with the Chief Executive Officer.

Role in Risk Oversight

Please refer to Part I, Item 1 “Business — Risk Management” for a discussion of the Board’s role in risk oversight.

Compensation Consultants

The Compensation Committee appointed Towers Watson as its compensation consultants (the “2010 Compensation Consultants”) for 2010. The 2010 Compensation Consultants were engaged by the Compensation Committee to provide (i) input on the Compensation Discussion and Analysis, (ii) benchmarking analysis in respect of CEO, Chairman and non-executive director compensation, (iii) input on peer group filings, (iv) a review of the competitive market for executive positions and (v) input on performance targets under 2010 performance shares and bonus funding.

Executive Officers

The table below sets forth certain information concerning our executive officers as of February 15, 2011:

Name	Age	Position

Christopher O’Kane(1)	56	Chief Executive Officer of Aspen Holdings
Richard Houghton(1)	45	Chief Financial Officer of Aspen Holdings
Julian Cusack(1)	60	Chief Risk Officer of Aspen Holdings, Chief Executive Officer and Chairman of Aspen Bermuda
John Cavoores(1)	53	Co-CEO of Aspen Insurance
Brian Boornazian	50	CEO of Aspen Reinsurance
Michael Cain	38	Group General Counsel
James Few	39	President of Aspen Reinsurance, Chief Underwriting Officer of Aspen Bermuda
Karen Green	43	President and Chief Operating Officer, Aspen U.K. and AMAL Group Head of Corporate Development
Emil Issavi	38	Head of Casualty Reinsurance, Executive Vice President of Aspen Reinsurance
Rupert Villers	58	Co-CEO of Aspen Insurance
Stephen Postlewhite	39	Head of Risk
Kate Vacher	39	Director of Underwriting
Chris Woodman	49	Group Head of Human Resources and Marketing

(1)	Biography available above under “— Directors” above.

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

Karen Green.  Ms. Green is President and Chief Operating Officer of Aspen U.K. and Managing Director of AMAL. She is also Group Head of Corporate Development and Office of the CEO. Ms. Green had joined us in March 2005 as Head of Strategy and Office of the CEO. In March 2008, Ms. Green was also appointed as Managing Director of AMAL, the managing agency of our Lloyd’s Syndicate 4711 and in January 2010 as President and Chief Operating Officer of Aspen U.K. From 2001 until 2005, Ms. Green was a Principal with MMC Capital Inc. (now Stone Point Capital), a global private equity firm (formerly owned by Marsh and McLennan Companies Inc.). Prior to MMC Capital, Ms. Green was a director at GE Capital in London from 1997 to 2001, where she co-ran the Business Development team (responsible for mergers and acquisitions for GE Capital in Europe).

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

Stephen Postlewhite.  Mr. Postlewhite is Head of Risk and Chair of the Reserve Committee since January 2011 and was appointed Head of Risk Capital in September 2009. He was previously Deputy Chief Actuary and joined us in 2003. Prior to joining us, Mr. Postlewhite spent a year at the FSA working extensively on the development of the Individual Capital Assessment process for non-life insurers and nine years with KPMG, both in London and Sydney, working as a senior general insurance actuarial consultant, predominately on London market, Lloyd’s and reinsurance clients. He has been a fellow of the Institute of Actuaries since 2001. Prior to embarking on an actuarial career, Mr. Postlewhite worked as a management consultant for Andersen Consulting.

Kate Vacher.  Ms. Vacher is our Director of Underwriting. Previously, she was our Head of Group Planning from April 2003 to May 2006 and a property reinsurance underwriter since joining Aspen U.K. on September 1, 2002. Ms. Vacher previously worked as an underwriter with Wellington Syndicate 2020 from 1999 until 2002 and from 1995 until 1999 was an assistant underwriter at Syndicate 51.

Chris Woodman.  Since July 2005, Mr. Woodman has served as Group Head of Human Resources. In January 2010, Mr. Woodman took on additional responsibilities for the group marketing function. Prior to joining us, he was employed by Fidelity International from March 1995 to March 2005. He joined them as a Human Resources Manager, and was subsequently Human Resources Director, Research and Trading on secondment to Fidelity Management and Research Company in Boston, MA. He then returned to the United Kingdom as Director, Human Resources for the Investment and Institutional business at Fidelity International. Most recently, he was Managing Director, Human Resources, COLT Telecom from January 2003 to February 2005 on secondment from Fidelity International.

Rupert Villers.  Mr. Villers is Co-CEO of Insurance. He joined us in April 2009 as Global Head of Professional and Financial Lines. He has held a number of positions in the insurance industry. He co-founded SVB Holdings (subsequently renamed Novae Holdings) in 1986, and in his seventeen years there he was Chief Executive Officer from 1991 to 2002 and underwriter of Syndicate 1007 from January 1, 1997 to December 31, 1999. Most recently, he has been Chairman of APJ Continuation Ltd, a company he co-founded in 2005, whose major subsidiary, APJ (Asset Protection Jersey Limited) writes a specialist book of K&R insurance. Mr. Villers is a director of CertaAsig Holdings S.A. which is the parent of CertAsig Societate di Asigurare si Reasigurare S.A. (a Romanian insurance company).

Non-Management Directors

The Board of Directors has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Jones, our Chairman. The non-management directors held four executive sessions during 2010. Mr. Jones, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate any queries or concerns to the non-management directors by sending written communications by mail to Mr. Jones, c/o Company Secretary, Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM11, Bermuda, or by fax to 1-441-295-1829. In 2010, we held also one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The Board of Directors conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the Board of Directors and its constituent committees on which that director serves and our annual general meeting of shareholders. All directors attended the annual general meeting of shareholders in 2010. Four meetings of the Board of Directors were held in 2010. All of the directors, other than Mr. Ahamed, attended at least 75% of the meetings of the Board of Directors and meetings of all committees on which they serve.

Mr. Ahamed attended two of four Board and six of eight Committee meetings during 2010, equating to a total attendance of 67%. He planned to attend one further meeting of the Board during the year which would have taken his attendance to 75%. Heavy snow in the Washington area, however, closed the airport and prevented Mr. Ahamed from travelling to the Company’s offices in Bermuda for this meeting. In light of the Company’s tax operating guidelines, we determined that Mr. Ahamed should not attend the meeting by telephone in accordance with our intention to manage our business so that our holding company will operate in such a manner so as not to be subject to U.S. federal income tax.

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

Differences between NYSE Corporate Governance Rules and the Company’s Corporate Governance Practices

The Company currently qualifies as a foreign private issuer, and as such is not required to meet all of the NYSE Corporate Governance Standards. The following discusses the significant ways in which our corporate governance practices differ from those followed by companies under the NYSE Corporate Governance Standards and the Company’s corporate governance practices.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation program for our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated named executive officers (“NEOs”) for 2010.

This section describes the overall objectives of our compensation program, each element of compensation and key compensation decisions.

The Company has achieved considerable growth since its inception in 2002 and our compensation programs and plans have been designed to reward executives who contribute to the continuing success of the Company.

The Compensation Committee of our Board of Directors (the “Compensation Committee”) has responsibility for approving the compensation program for our NEOs. The charter of the Compensation Committee requires that there be three independent members of the Board on the Compensation Committee. We sought to appoint independent directors from the Board whose prior experience would add both value and different perspectives on compensation to the Compensation Committee. The current Compensation Committee consists of three independent directors: Richard Bucknall (Chair), Matthew Botein and Ian Cormack. Mr. Cavoores was a member of the Compensation Committee in 2010 until October 2010 when he ceased to be an independent director of the Company following his appointment as Co-CEO of Aspen Insurance.

Executive Summary

Our compensation policies continue to emphasize aligning our executives’ pay with our performance. In 2010, we achieved an ROE of 11.2% and a growth in book value of 15.6%, a sound result in light of market conditions in the insurance industry and taking into account that 2010 was the sixth largest loss year for catastrophe insured losses since 1980. Moreover, we made progress with regards to our strategic objectives, including embedding a revised group structure which we had announced in the beginning of 2010 and enhancing and building our insurance platform, which included the acquisition of a company which has licenses to write business on an admitted basis, the establishment of a Swiss insurance branch and a UK regional platform. Our key compensation outcomes reflected this performance and were consistent with our pay for performance philosophy.

The following highlights the key elements of our compensation program in 2010:

•	Salary: In light of the labor market conditions in the countries in which we operate and the state of the insurance and reinsurance markets, none of our NEOs received a salary increase in 2010;

•	Bonus: As we had an Operating ROE (as defined below) of 9.4%, the bonus pool funding was at 67.1%, which resulted in our paying bonuses generally below the individual “bonus potential” except for circumstances which warranted a higher payment for exceptional team and personal performance. The Compensation Committee exercised its discretion and approved an increase of $1 million dollars to the bonus pool. The purpose of this increase was to ensure the retention of key underwriting talent in both reinsurance and insurance;

•	Long-term incentive awards: Based on an ROE of 11.2%, 31.6% vested for the relevant portion of the 2007 and 2008 performance shares and 85.6% vested for the relevant portion of the 2009 and 2010 performance shares; and

•	Clawback: The Compensation Committee adopted a policy to clawback bonus and long-term incentive awards granted to our executive officers in 2010 and going forward in the case of a subsequent and material negative restatement of the Company’s published financial results as a result of fraud.

We encourage a performance-based culture throughout the Company, and at senior levels we have developed an approach to compensation that aligns the executive’s compensation with his or her performance and contribution to the results of the Company. As discussed below, we believe that the three elements of total direct compensation, base salary, annual bonus and long-term incentive awards, should be balanced such that each executive has the appropriate amount of pay that is performance contingent and longer-term. This relationship is illustrated in the table below which depicts each element of target and actual compensation; in each case a majority of the executive’s pay is delivered through performance-based compensation with a significant portion realized over more than one year. Equity awards in particular are intended to encourage aligning interests with shareholders and align executive pay with the value created for shareholders.

2010 NEO Compensation(1)

(1) Consists of salary, bonus and incentive awards valued using the average of the high and low stock price on the date of grant; excludes “other compensation.”

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

All employees, including senior executives, are set challenging goals and targets both at an individual and team level, which they are expected to achieve, taking into account the dynamics that occur within the market and business environment. These goals include quantitative and qualitative measures. Although the bonus pool is funded through a formula, performance-related pay decisions are not formulaic and are based on a variety of indicators of performance, thus diversifying the risk associated with any single indicator. In particular, individual bonus awards are not tied to formulas that could focus NEOs, executives and employees on specific short-term outcomes that might encourage excessive risk taking.

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

To assist in making competitive comparisons, the Committee retained Towers Watson for 2010 as independent advisors to the Compensation Committee and to provide information regarding the compensation practices of our peer group (as defined below) against which we compete. The consultants were appointed in 2009 for services beginning in 2010 by the Compensation Committee following a selection process led by the Chair of the Compensation Committee. Towers Watson was used for advice to the Compensation Committee in respect of compensation practices both in the U.S. and the U.K. They reported to the Chair of the Compensation Committee and worked with management under the direction of the Chair. They were asked to provide overviews of our competitors’ compensation programs taken from public filings and to comment on management proposals on compensation awards for NEOs and recommendations on proposals relating to the long-term incentive programs and the funding of the employee bonus pool. We also participate in publicly available surveys produced by Hewitt New Bridge Street, Towers Watson and PricewaterhouseCoopers. These surveys are used to provide additional data on salaries, bonus levels and long-term incentive awards of other companies in our industry. Together with data provided by the independent advisors drawn from public filings of competitors, the survey data is used to assess the competitiveness of the compensation packages provided to our NEOs. We have also sought advice on specific ad hoc technical benefit issues from PricewaterhouseCoopers who provide services only to management in respect of advice on international compensation and taxation and benefits issues.

The Company predominantly competes for talent with companies based in Bermuda, the U.S. and the U.K., and we seek to understand the competitive practices in those different markets and the extent to which they apply to our senior executives. Our peer group for compensation purposes was reviewed and agreed upon by the Compensation Committee with consideration given to our strategy and the advice from Towers Watson. Based on our review of companies that are similar to us in terms of size and business mix, we established a primary peer group of 12 companies to consider compensation against corporate performance. The peer group consists of:

U.S. & Bermuda	U.K.

Allied World Assurance Company Holdings Limited	Amlin Plc
Arch Capital Group Ltd.	Brit Insurance Holdings Plc
Axis Capital Holdings Ltd.	Catlin Group Limited
Endurance Specialty Holdings Ltd.	Hiscox Ltd.
Everest Re Group, Ltd.
Alterra
Validus Holdings Limited
White Mountains Insurance Group

We have also determined that it may be appropriate under certain circumstances to look at other companies, which we have defined as “near peers” to benchmark against very specific roles. We also compete with the companies in both the peer and near peer groups for talent and, thus, review compensation data available from publicly available sources when considering the competitiveness of the compensation of our executives and to keep informed of their compensation structures and practices.

The near peer group consists of the following:

U.S. & Bermuda	U.K.

Montpelier Re Holdings Ltd.	Beazley Group Plc
PartnerRe Ltd.
Platinum Underwriters Holdings, Ltd.
RenaissanceRe Holdings Ltd.
Transatlantic Holdings, Inc.

In respect of compensation awarded to our NEOs, benchmarking and compensation recommendations may be informed by this peer group although we will also consider specific features of the role of an executive which may not be informed solely through benchmarking.

Cash Compensation

Base Salary.  We pay base salaries to provide executives with a predictable level of compensation over the year to enable executives to meet their personal expenses and undertake their roles. The Compensation Committee reviews the compensation recommendations made by management, including base salary, of the most senior employees in the Company, excluding the CEO but including the other NEOs. In the case of the Chief Executive Officer, the Chair of the Compensation Committee develops any recommended changes to base salary and is provided with information and advice by Towers Watson starting in 2010.

When reviewing base salaries, we consider a range of factors including:

•	the performance of the business;

•	the performance of the executives in their roles over the previous year;

•	the historical context of the executive’s compensation awards;

•	the importance and responsibilities of the role;

•	the experience, skills and knowledge brought to the role by the executive;

•	the function undertaken by the role; and

•	analysis of the market data from competitors and more general market data from labor markets in which we operate.

Executive officers have employment agreements with the Company that specify their initial base salary. This salary cannot be reduced unilaterally by the employer without breaching the contract. Generally, they are entitled to a review on an annual basis, with any changes effective as of April 1 of the relevant year. Even though we conduct an annual review of base salaries, we are not legally obligated to increase salaries; however, we are not contractually able to decrease salaries. We are generally mindful of our overall goal to pay base salaries for experienced executives at around the median of the peer group and the market for similar roles. We do not apply this principle mechanistically, but take into account the factors outlined above and the total compensation picture for each individual. We ideally use the median since we wish to remain competitive against peers (though we also take into account levels of experience, contributions and other factors as described above), but aim, where possible, for compensation which is above the median to be delivered by variable pay (such as long-term incentives and bonuses) and linked to performance with a view to achieve overall upper quartile total compensation for upper quartile performance as compared to our peer group.

Base salary is normally a fixed amount determined on the basis of market comparisons and the experience of each employee initially at the point of employment and thereafter at each subsequent annual review date. The annual salary review process is governed by an overall budget related to market conditions in the relevant employment markets and broader economic considerations. Our annual salary review process is not intended to be solely a “cost of living” increase or a contractual entitlement to salary increases. Within this overall governing budget, individual salary reviews are discretionary, and take into account the above-mentioned factors and internal equity. We believe that this approach mitigates the risk associated with linking salary increases to short-term outcomes. In the last three years, the overall budget for salary increases averaged 3.0% per annum.

For purposes of this discussion, compensation paid in British Pounds has been translated into U.S. Dollars at the exchange rate of $1.5458 to £1, i.e. the average exchange rate for 2010.

Based on the 2010 budget for salary increases which took into consideration the then labor market conditions in the countries in which we operate and the state of the insurance and reinsurance markets, employees who were earning above £175,000 or $280,000 received no salary increase, except for extenuating circumstances where there was a promotion or where the individual was significantly below market salaries. As a result, the Compensation Committee did not approve any salary increases in 2010 for any of our NEOs.

The salaries for each of our NEOs in 2009 and 2010 and any salary changes are illustrated in the table below (1):

	2009 Annual	2010 Annual
Name and Principal Position	Salary	Salary	% Increase

Christopher O’Kane, Chief Executive Officer	£480,000	£480,000	0%
Richard Houghton, Chief Financial Officer	£360,000	£360,000	0%
Julian Cusack, Chief Risk Officer	£360,000	£360,000	0%
Brian Boornazian, CEO of Aspen Reinsurance	$500,000	$500,000	0%
James Few, President of Aspen Reinsurance	$475,000	$475,000	0%

Annual Cash Bonuses.  The Company operates a bonus plan. Annual cash bonuses are intended to reward executives for our consolidated annual performance and for individual achievements and contributions to the success of the business over the previous fiscal year. The Compensation Committee approves the bonus pool based on the Company’s Operating Return on Annualized Equity (“Operating ROE”). Operating ROE is a non-GAAP financial measure which (1) is calculated using operating income and (2) excludes from average equity, the average after-tax unrealized appreciation or depreciation on investments and the average after-tax unrealized foreign exchange gains or losses and the aggregate value of the liquidation preferences of our preference shares. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. dollar and the British pound. Such appreciation (depreciation) is not related to management actions or operational performance (nor is it likely to be realized). Therefore, Aspen believes that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements GAAP information. Average equity is calculated as the arithmetic average on a monthly basis for the stated periods. Based on the Company’s achievement of an Operating ROE of 9.4% in 2010, the size of the bonus pool funding was $20.4 million. The Compensation Committee exercised its discretion and approved an increase to the bonus pool of $1 million dollars thereby increasing the total pool to $21.4 million. The purpose of this increase was to ensure the retention of key underwriting talent in both reinsurance and insurance.

The table below illustrates the bonus pool funding levels for 2010 based on achievement of Operating ROE:

Operating ROE	% of Bonus Potential

<7%	0.0%
7%	50.0%
8%	57.1%
9%	64.3%
10%	71.4%
11%	78.6%
12%	85.7%
13%	92.9%
14%	100.0%
15%	106.7%
16%	113.3%
17%	120.0%
18%	126.7%
19%	133.3%
20%	140.0%
>20%	140.0%

As the table indicates, in order for the bonus pool to be funded at the full potential levels (i.e. 100% of all bonus potentials), the Company would have to achieve an Operating ROE of at least 14%. This level was established with reference to our 2010 business plan and an assessment of the investment and business cycle, but also included an element of “stretch” in so far as it would not deliver on target funding unless the 2010 Operating ROE was 14% or greater. We believe that such returns over the long term would be attractive to investors. The bonus pool available to our NEOs and employees does not fund if the Operating ROE is below 7%, and the plan retains an element of discretion for exceptional circumstances enabling the Compensation Committee to apply its judgment where the formula may produce a funding level that is not representative of absolute and relative corporate performance.

The annual bonus component of compensation is intended to encourage all management and staff to work to improve the overall performance of the Company as measured by Operating ROE. Each employee is allocated a ‘bonus potential’ which expresses the amount of bonus they should expect to receive if the Company, the team to which they belong and they as individuals perform well. While individual bonus potentials are not capped, there is a cap on the total bonus payable in any one year, though the Compensation Committee has the discretion to vary the size of the bonus pool.

Once the bonus pool is established, underwriting and functional teams are allocated portions of the bonus pool based on their team performance as assessed by the CEO. The evaluation takes into consideration risk data in addition to performance data. The risk data available to the CEO includes internal audit reviews, underwriting reviews and reports of compliance breaches. Individuals, including the NEOs, are allocated bonuses based on their individual contribution to the business and their compliance with the Company’s governance and risk control requirements. Accomplishment of set objectives established at the individual’s annual performance review (as described in more detail below), such as financial goals, enhanced efficiencies, development of talent in their organizations and expense reductions, and any other material achievements are taken into account when assessing an individual’s contribution. We believe that basing awards on a variety of factors diversifies the risk associated with any single indicator. In particular, individual awards are not tied to formulas that could focus executives on specific short-term outcomes that might encourage excessive risk taking.

Due to the potentially significant external factors impacting our business, where for example our business plan may be reforecast quarterly, any quantitative measures indicated in an individual’s objectives may be adapted during the year to reflect changes in circumstances. These revisions may occur more than once throughout the year, and the revised plan would be used in the executives’ assessment at year-end instead of the quantification, if any, set out at the beginning of the year. We take this approach in order to ensure that our goals remain fair, relevant and responsive to the complex and dynamic nature of our business and relative to market conditions. The appraisal assesses the performance of each employee by reference to a range of objectives and expected behavioral competencies with no formulaic calculation based on revenue or quantitative targets impacting bonus or salary decisions.

In the case of the Chief Executive Officer, the Chairman assesses his performance against the Company’s business plan and other objectives established by the Board and makes compensation recommendations to the Compensation Committee. The Compensation Committee reviews the CEO’s achievements and determines the CEO’s bonus without recommendation from management.

The Compensation Committee reviews management’s approach to distributing the bonus pool and specifically approves the bonuses for the senior executives including the NEOs. We benchmark our bonus targets and payouts with our competitive peer group (listed earlier) and other market data from the surveys referred to earlier, to establish our position in the market. We use this information to assist us in developing a methodology for establishing the size of the bonus pool required for the Company as a whole and to establish individual bonus potentials for all employees, including the Chief Executive Officer and the other NEOs. For 2010, the Compensation Committee reviewed the bonus potentials which were in the range of 100% to 150% of base salary for our NEOs, including our Chief Executive Officer; these levels are unchanged from 2009. The bonus potentials are indicative and do not set a minimum or a maximum limit. For example, in a loss-making year, employees may not get any bonuses. Conversely, in profitable years, employees may receive bonuses in excess of their bonus potentials.

The annual bonus awards for each of our NEOs in recent years are illustrated in the table below (1):

		Bonus
Name and Principal Position	Year	Potential %	Target ($)	Actual ($)	% of Base	% of Target

Christopher O’Kane,	2010	150%	$1,112,976	$881,106	119%	79%
Chief Executive Officer	2009	150%	$1,128,240	$2,256,480	300%	200%
	2008	150%	$1,250,370	$0	0%	0%
Richard Houghton,	2010	100%	$556,488	$367,128	66%	66%
Chief Financial Officer	2009	100%	$564,120	$902,592	160%	160%
	2008	100%	$648,340	$0	0%	0%
Julian Cusack,	2010	100%	$556,488	$333,893	60%	60%
Chief Risk Officer	2009	100%	$564,120	$902,592	160%	160%
	2008	100%	$648,340	$0	0%	0%
Brian Boornazian,	2010	135%	$675,000	$540,000	108%	80%
CEO of Aspen Reinsurance	2009	135%	$675,000	$1,350,000	270%	200%
	2008	135%	$634,500	$245,000	52%	39%
James Few,	2010	115%	$546,250	$437,000	92%	80%
President of Aspen Reinsurance	2009	115%	$546,250	$1,092,500	230%	200%
	2008	115%	$517,500	$205,000	46%	40%

(1)	All compensation information is taken from the Compensation Discussion and Analysis for the year in which the compensation was earned, and for those paid in British Pounds we have used the applicable exchange rate for such year as disclosed in such year’s Compensation Discussion and Analysis.

Individual contributions to our corporate goals are taken into consideration through our annual appraisal process, whereby at the outset of each year, objectives are established and achievement of these goals is assessed at the end of each performance year. The 2010 performance objectives for Chris O’Kane, our CEO, were to:

1. Achieve the 2010 business plan within the group’s risk tolerances and underwriting disciplines;

2. Embed the new group structure announced in 2010 (two distinct operations — insurance and reinsurance);

3. Improve and develop the U.S. insurance platform, by writing business on both an admitted and non-admitted basis and selectively entering new lines of business;

4. Develop a distinct identity for Aspen Insurance and establish its strategy for the U.K. and Europe;

5. Develop and adopt a revised 5-10 year group strategy; and

6. Undertake a review of the group underwriting structure and enabling functions to cause the implementation of all necessary measures for compliance with Solvency II by 2010, including the approval of the Company’s internal capital model.

The bonus award reflected Mr. O’Kane’s delivery of solid results for the Company with $312.7 million of net income in a tough environment as well as achievements in several key areas of developing the business. Key achievements included good progress on delivering a group strategy and progress towards preparing the Company for Solvency II, good capital management particularly the share repurchases and progress made in reviewing the Company’s brand. While significant work was undertaken to improve and develop the U.S. insurance platform, there were still areas of improvement in respect of such goal.

The 2010 performance objectives for Richard Houghton, our Chief Financial Officer, included optimizing tactical and strategic balance sheet and investment returns in a low interest rate environment, building our corporate development capability, enhancing management information for underwriting units, executing the Information Technology (IT) strategic plan and reviewing and improving the claims function.

The bonus awarded to Mr. Houghton reflected his work on significant capital management initiatives in 2010, including $407.8 million of share repurchases, and the issuance of $250.0 million 6% Senior Notes in light of favorable market conditions. In respect of his corporate development role, he led a number of acquisition evaluations which were well handled. Mr. Houghton’s bonus also reflects his broader responsibilities over IT and Human Resources (HR).

The 2010 performance objectives for Julian Cusack, our Chief Risk Officer and Chairman and CEO of Aspen Bermuda, included the development and adoption of a revised group strategy with a 5-10 year horizon, development and adoption of a group risk appetite statement, establishment of a succession plan for Bermuda platform, consideration and assessment of a research and development strategy and oversight for the achievement of the objectives of his direct reports.

The bonus awarded to Mr. Cusack reflected the achievements of his objectives, and in particular his contribution to improving risk management with a focus on preparing the Company for Solvency II.

The 2010 performance objectives for Brian Boornazian, CEO of Aspen Reinsurance, included the delivery of the 2010 business plan in respect of the reinsurance segment, ensuring a consistent and responsible underwriting approach across all reinsurance lines to include work with other disciplines to make sure that underwriters have the best tools to make the most informed underwriting decisions. As part of the reorganization announced in early 2010, Mr. Boornazian was responsible for taking all actions necessary to embed Aspen Reinsurance as a cohesive and distinct business segment. As head of the reinsurance segment, Mr. Boornazian was also expected to communicate with investors effectively regarding his unit. In addition, in his role as Chairman of our U.S. Executive Committee, Mr. Boornazian, working in conjunction with colleagues, was responsible for ensuring that the U.S. businesses have the necessary plans and resources to execute their plans and to help better establish Aspen in the U.S. insurance and reinsurance markets.

The bonus awarded to Mr. Boornazian reflected his role within the Company having the largest underwriting role both in terms of premium written and employees managed across all locations and the strong results delivered by the reinsurance segment in a year which suffered two significant catastrophic events — the earthquakes in Chile and New Zealand.

The 2010 performance objectives for James Few, President of Aspen Reinsurance, included working effectively and collaboratively as a senior member of the executive team to build Aspen, the delivery of the 2010 business plan for the reinsurance segment and ensuring a consistent and responsible underwriting approach across all reinsurance lines. As Vice Chairman of our reinsurance executive committee, Mr. Few was responsible for ensuring that the reinsurance business has the necessary plans and resources to help better establish Aspen Reinsurance in the reinsurance markets. As President of Aspen Reinsurance, Mr. Few was also responsible along with Mr. Boornazian to embed Aspen Reinsurance as a cohesive and distinct business segment. He was also expected to communicate with investors effectively as needed.

The bonus awarded to Mr. Few reflected the key role he played in business planning and contributing significantly to our international operations. The bonus also reflects Mr. Few’s increased responsibilities over recent years, where he has business development responsibility, as well as serving as Chief Underwriting Officer of Aspen Bermuda and Head of Property Reinsurance.

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

Long-Term Incentive Awards.  The Company operates a Long-Term Incentive Plan (“LTIP”) for key employees under which annual grants are made. We have traditionally used a combination of both performance shares and options for LTIP grants. As with 2009, in 2010 the Compensation Committee approved grants of performance shares solely. We believe that performance shares provide stronger retention for executives across the cycle and provide strong incentives for executives to meet the performance conditions required for vesting. We believe that shares should remain subject to performance criteria to ensure that executives do not receive share awards if the business does not achieve pre-determined levels of performance. The performance criteria are based on a carefully considered business plan. In conjunction with views expressed by their Compensation Consultants, the Compensation Committee are in agreement that the criteria does not cause executives to take undue risks or be careless in their actions for longer term gain.

Employees are considered eligible for a long-term incentive award based on seniority, performance and their longer-term potential. Eligible employees are allocated to one of five categories and target award levels have been established for each category.

The number of performance shares and any other awards available for grant each year are determined by the Compensation Committee. The Compensation Committee takes into account the cost and annual share usage under the 2003 Share Incentive Plan, the number of employees who will be participating in the plan, market data from competitors in respect of the percentage of outstanding shares made available for annual grants to employees and the need to retain and motivate key employees. In 2010, 750,137 performance shares were granted. Performance share awards were made by grant value to all NEOs. In total, we granted performance share awards to 164 employees.

As with awards granted in 2009, the performance shares granted in 2010 are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year. In response to the economic environment on our business model and to ensure that the targets for our long-term incentive plan involve a degree of stretch, but are not set at levels which are unlikely to be reached or that may cause individuals to focus on top line results that could create a greater risk to the Company, the Compensation Committee agreed to establish the performance criteria for performance share awards made in 2010 at the same level as the 2009 grants, which are at a lower threshold than those awarded in 2008. The 2010 criteria are as follows:

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

Awards deemed to be eligible for vesting (i.e. with achievement of 7% ROE or more) will be “banked” and all shares which ultimately vest will be issued following the completion of the three-year vesting period and approval of the 2012 ROE. The performance share awards are designed to reward executives based on the Company’s performance. By ensuring that a minimum 7% ROE threshold is established before shares can be banked, we ensure executives are not rewarded for a performance that is below the cost of capital. On the other hand, if we achieve an ROE above 12%, executives are rewarded and will bank additional shares. This approach aligns executives with the interests of shareholders and encourages management to focus on delivering strong results. A cap of 22% ROE is seen as a responsible maximum in the current environment, given that returns above such a level may require a level of risk-taking beyond the parameters of our business model.

With respect to the 2009 and 2010 performance shares, of the one-third of the grant subject to the 2010 ROE test, 85.6% are eligible for vesting based on our 2010 ROE of 11.2% and as such 478,872 shares will be deemed eligible for vesting and “banked” (before taking into account forfeitures for departing employees under the terms of the awards). With respect to the 2007 and 2008 performance shares, of the one-fourth and one-third of the grant, respectively, subject to the 2010 ROE test, 31.6% are eligible for vesting based on our 2010 ROE of 11.2%. The 2007 and 2008 performance shares are issuable upon filing of this report; based on the performance conditions (before taking into account employee departures), 82.9% of the 2007 performance shares have vested and 55.2% of the 2008 performance shares have vested.

The outcomes of the performance tests on our current performance share plans are illustrated in the table below.

Year	2007	2008	2009	2010	2011	2012

Threshold ROE	10%	10%	7%	7%	—	—
Target ROE	15%	15%	12%	12%	—	—
Actual ROE	21.6%	3.3%	18.4%	11.2%	—	—
2007 Performance share awards(1)	166%	0%	134%	31.6%	N/A	N/A
2008 Performance share awards(2)	N/A	0%	134%	31.6%	N/A	N/A
2009 Performance share awards(2)	N/A	N/A	164%	85.6%	—	N/A
2010 Performance share awards(2)	N/A	N/A	N/A	85.6%	—	—

(1)	Represents annual performance test; percentage to be applied to 25.0% of the original grant

(2)	Represents annual performance test; percentage to be applied to 33.3% of the original grant

The grants for the NEOs under the LTIP were made in February 2010 (at the time that bonus awards for 2009 were made) and were as follows (fair values of the awards have been calculated in accordance with FASB ASC Topic 718):

	2010 LTIP Grants
	Amount of	Fair Value
Name and Principal Position	Performance Shares	of Award

Christopher O’Kane, Chief Executive Officer	107,469	$2,807,090
Richard Houghton, Chief Financial Officer	25,076	$654,985
Julian Cusack, Chief Risk Officer	25,076	$654,985
Brian Boornazian, CEO of Aspen Reinsurance	26,867	$701,766
James Few, President of Aspen Reinsurance	26,867	$701,766

Mr. O’Kane’s award reflected his very strong performance against his 2009 objectives, which included substantial achievement of his 2009 business plan objectives. Mr. O’Kane had fully delivered on his objective on capital, solvency and liquidity, restoring balance sheet strength in 2009 and enabling a share buy-back in early 2010. The Compensation Committee noted that approximately 33% of the grant was attributable to an excellent return reflecting a successful year in 2009.

Mr. Houghton’s award reflected his contribution in respect of investment return and capital management in 2009. Also taken into consideration were the successful reorganizations in 2009 of the IT and claims functions, as well as the implementation of several successful initiatives within HR. The

Committee noted that Mr. Houghton’s grant was just below the median for a U.S. CFO based on available data.

Mr. Cusack’s award reflected his contribution in 2009 towards the evaluation and review of Aspen’s underwriting lines, as well as his considerable work in respect of the strategic review of our business model, an objective which was completed in 2010. Mr. Cusack was also recognized for his work in delivering a comprehensive statement of risk tolerances to the Risk Committee and his continued strengthening of the actuarial and risk management functions, including the formation of a separate capital risk team in 2009 and a successful reorganization within the legal and compliance teams. The Committee noted that Mr. Cusack’s LTIP grant in 2010 was in line with the award granted in 2008 (whereas the 2009 award was significantly higher) and was above the market median of the 2009 U.S./Bermuda peer group proxy data.

Mr. Boornazian’s award reflected the exceptional performance of the reinsurance segment in 2009 and positive results in respect of underwriting quality reviews and compliance data. This award also recognized Mr. Boornazian’s contribution to our U.S. operations as a whole, and his role in marketing to key clients and positive contributions in presentations with investors and external constituents. While the Compensation Committee recognized that Mr. Boornazian’s 2010 equity award was between the lower quartile and the median, it noted that Mr. Boornazian’s 2009 total compensation was at the upper quartile reflecting our philosophy to aim to deliver upper quartile variable compensation for commensurate performance.

Mr. Few’s award reflected his strong 2009 performance, which included the then property reinsurance segment exceeding the business plan and his successful ongoing development of capability within the global property reinsurance team. While the Compensation Committee recognized that Mr. Few’s 2010 equity award was between the lower quartile and the median against the 2009 U.S./Bermuda peer group data, it noted that Mr. Few’s 2009 total compensation was at the upper quartile reflecting our philosophy to aim to deliver upper quartile variable compensation for commensurate performance.

While the bulk of our performance share awards to NEOs have historically been made pursuant to our annual grant program, the Compensation Committee retains the discretion to make additional awards at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise. We refer to such grants as “ad hoc” awards. No “ad hoc” grants were made to NEOs in 2010.

Other Stock Grants.  The Company awards time-vesting restricted share units (“RSUs”) selectively to employees under certain circumstances. RSUs vest solely based on continued service and are not subject to performance conditions. Typically, RSUs are used to compensate newly hired executives for loss of stock value from awards that were forfeited when they left their previous company. The RSUs granted vest in one-third tranches over three years. No RSU grants were made to the NEOs in 2010.

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

In reviewing any request to trade, the Chief Executive Officer will take into consideration:

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

Clawback Policy

In 2010, the Compensation Committee adopted a clawback policy to bonus and LTIP awards granted to our executive officers, including our NEOs. In 2010 and going forward, in circumstances where there is a subsequent and material negative restatement of the Company’s published financial results as a result of fraud, the Company will seek to recover any erroneously paid performance-based compensation.

Benefits and Perquisites

Perquisites.  Our Bermudian-based NEOs receive various perquisites provided by or paid by the Company. James Few, President, Aspen Reinsurance and Julian Cusack, our Chief Risk Officer and Chairman and CEO of Bermuda, operate outside of their home country and are based in Bermuda. They are provided with the perquisites outlined below, which are consistent with competitive practices in the Bermuda market and have been necessary for recruitment and retention purposes.

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

While we do provide a housing allowance to certain expatriate executives, that is an almost universal business practice for Bermuda-based executives. Tax gross-ups on Mr. Cusack’s limited perquisites (i.e., housing allowance and home leave) were implemented only after we had required him to split his time between Bermuda and the U.K., which then caused Mr. Cusack to be a U.K. resident for tax purposes, and therefore subjected him to taxation on such perquisites, which are typically provided for expatriate employees residing in Bermuda.

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

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years ended December 31, 2010, 2009 and 2008, the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer and its next three most highly compensated executive officers. These individuals are referred to as the “named executive officers.”

Summary Compensation Table(1)

						Change in
						Pension Value
						and
						Nonqualified
				Stock	Option	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(2)	($)(3)	($)(4)	($)(5)	Earnings ($)	($)	Total ($)

Christopher O’Kane,	2010	$741,984	$881,106	$2,807,090			$148,397	$4,578,577
Chief Executive	2009	$740,408	$2,256,480	$2,792,710	—	—	$133,273	$5,922,871
Officer(6)	2008	$817,835	—	$1,405,257	—	—	$147,210	$2,370,302
Richard Houghton,	2010	$556,488	$367,128	$654,985			$89,038	$1,667,639
Chief Financial	2009	$560,203	$902,592	$930,903	—		$79,248	$2,472,946
Officer(7)	2008	$631,359	—	$655,783	—	—	$88,390	$1,375,532
Julian Cusack,	2010	$556,887	$333,893	$654,985			$440,475	$1,986,240
Chief Risk Officer(8)	2009	$560,203	$902,592	$1,396,355	—	—	$426,239	$3,285,389
	2008	$534,569	—	$655,783	—	—	$460,235	$1,650,587
Brian Boornazian,	2010	$500,000	$540,000	$701,766			$32,935	$1,774,701
CEO of Aspen	2009	$492,500	$1,350,000	$1,163,629	—	—	$31,434	$3,037,563
Reinsurance(9)	2008	$462,500	$245,000	$702,628	—	—	$31,916	$1,442,044
James Few,	2010	$475,000	$437,000	$701,766			$313,363	$1,927,129
President of Aspen	2009	$468,750	$1,092,500	$1,163,629	—	—	$289,032	$3,013,911
Reinsurance(10)	2008	$446,667	$205,000	$930,903	—	—	$281,523	$1,864,093

(1)	Unless otherwise indicated, compensation payments paid in British Pounds have been translated into U.S. Dollars at the average exchange rate of $1.5458 to £1, $1.567 to £1 and $1.8524 to £1 for 2010, 2009 and 2008, respectively.

(2)	The salaries provided represent earned salaries.

(3)	For a description of our bonus plan, see “Compensation Discussion and Analysis — Cash Compensation — Annual Cash Bonuses” above.

(4)	Consists of performance share awards and/or restricted share units, as applicable. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions. The award’s potential maximum value, assuming the highest level of performance conditions are met $4,543,731, $1,060,185, $1,060,185, $1,135,907 and $1,135,907 for Messrs. O’Kane, Houghton, Cusack, Boornazian and Few, respectively.

(5)	Consists of stock options. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions. Please refer to Note 16 of our financial statements for the assumptions made with respect to our performance share and option awards. For a description of the forfeitures during the year, see “Outstanding Equity Awards at Fiscal Year-End” below.

(6)	Mr. O’Kane’s compensation was paid in British Pounds. With respect to “All Other Compensation,” this consists of the Company’s contribution to the pension plan of $148,397, $133,273 and $147,210 in 2010, 2009 and 2008, respectively.

(7)	Mr. Houghton’s compensation was paid in British Pounds. With respect to “All Other Compensation” this consists of the Company’s contribution to the pension plan of $89,038, $79,248 and $88,390 in 2010, 2009 and 2008, respectively.

(8)	For 2008, Mr. Cusack was paid in U.S. Dollars until May 2008. Starting in May 2008, per his new employment agreement, he was paid in British Pounds except for £70,000 which were paid in U.S. Dollars and converted at the applicable exchange rate at the time of payment. For 2009 and 2010, Mr. Cusack was paid on the same basis except for £72,000 which were paid in U.S. Dollars. For purposes of this table, we have used the average exchange rate from May 1, 2008 to December 31, 2008 of $1.7896:£1 in respect of his salary paid in British Pounds in 2008. With respect to “All Other Compensation,” this includes (i) a housing allowance in Bermuda of $180,000 for each of 2010, 2009 and 2008, respectively, (ii) home leave travel expenses for Mr. Cusack and his family of $5,238, $7,329 and $28,400, for 2010, 2009 and 2008, respectively, (iii) a payroll tax contribution in an amount of $16,247, $13,875 and $11,163 for 2010, 2009 and 2008, respectively, (iv) club membership fees of $7,700, $7,350 and $7,000 for 2010, 2009 and 2008, respectively, (v) the Company’s contribution to the pension plan of $111,298, $112,041 and $111,946 for 2010, 2009 and 2008, respectively, (vi) a tax gross-up payment in respect of Mr. Cusack’s housing allowance of $116,501, $101,511 and $114,193 for 2010, 2009 and 2008, respectively and (vii) a tax gross-up in respect of Mr. Cusack’s home leave of $3,492, $4,134 and $7,534 for 2010, 2009 and 2008, respectively.

(9)	Mr. Boornazian’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation,” this consists of (i) the Company’s contribution to the 401(K) plan (consisting of profit sharing and matching contributions) of $22,050, $21,300 and $20,700 for 2010, 2009 and 2008, respectively, (ii) additional premium paid of $3,778, $3,778 and $4,856 for 2010, 2009 and 2008, respectively for additional life insurance and disability benefits and (iii) club membership fees of $7,107, $6,356 and $6,360 for 2010, 2009 and 2008, respectively.

(10)	Mr. Few’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation,” this includes (i) a housing allowance in Bermuda of $180,000 for each of 2010, 2009 and 2008, (ii) home leave travel expenses for Mr. Few’s family of $23,181, $29,286 and $31,403 for 2010, 2009 and 2008, respectively, (iii) a payroll tax contribution in an amount of $43,125, $16,625 and $11,163 for 2010, 2009 and 2008, respectively, (iv) club membership fees of $9,260, $7,350 and $5,121 for 2010, 2009 and 2008, respectively, and (v) the Company’s contribution to the pension plan of $57,797, $55,771 and $53,837 for 2010, 2009 and 2008, respectively.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of options to purchase ordinary shares and other awards granted during the twelve months ended December 31, 2010 to the named executive officers:

							Grant Date
			Estimated Future Payout Under			Closing Price	Fair Value
			Equity Incentive Plan Awards			on Date	of Stock
	Grant	Approval	Threshold	Target	Maximum	of Grant	Awards
Name	Date(1)	Date(1)	(#)(2)	(#)(2)	(#)(3)	($)	(#)(4)

Christopher O’Kane	02/11/2010	02/08/2010	0	107,469	173,956	$27.93	$2,807,090
Richard Houghton	02/11/2010	02/08/2010	0	25,076	40,589	$27.93	$654,985
Julian Cusack	02/11/2010	02/08/2010	0	25,076	40,589	$27.93	$654,985
Brian Boornazian	02/11/2010	02/08/2010	0	26,867	43,488	$27.93	$701,766
James Few	02/11/2010	02/08/2010	0	26,867	43,488	$27.93	$701,766

(1)	In 2007, we adopted a policy whereby the Compensation Committee approves annual grants at a regularly scheduled meeting. However, if such a meeting takes place while the Company is in a close period (i.e., prior to the release of our quarterly or yearly earnings), the grant date will be the day on which our close period ends. The approval date of February 8, 2010 was during our close period, and therefore the grant date was February 11, 2010, the day our close period ended.

In respect of ad hoc grants of RSUs (if not in a close period), in particular with respect to new hires, the grant date is the later of (i) the date on which the Compensation Committee approves the grant or (ii) the date on which the employee commences employment with the Company.

(2)	Under the terms of the 2010 performance share awards, one-third of the grant is eligible for vesting each year. In any given year, if the ROE is less than 7%, then the portion of the grant for such year will not vest and is forfeited. If the ROE is between 7% and 12%, the percentage of the performance shares eligible for vesting in that year will be between 10% and 100% on a straight-line basis. If the ROE is between 12% and 22%, then the percentage of the performance shares eligible for vesting in that year will be between 100% and 200% on a straight-line basis. If in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e., the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% of the shares that are eligible for vesting in such year shall vest. The amounts provided represent 100% of the performance shares vested at an ROE of 12% each year. For a more detailed description of our performance share awards granted in 2010, refer to “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan — 2010 Performance Share Awards” below.

(3)	Amounts provided represent 85.6% vesting in respect of one-third of the initial grant as our ROE for 2010 was 11.2%, and assumes a vesting of 200% for the remaining two-thirds of the performance shares at an ROE of 22% each year.

(4)	Valuation is based on the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions, which is $26.12 for the performance shares granted on February 11, 2010. Refer to Note 16 of our financial statements for the assumptions made with respect to our performance share awards.

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

The options became fully vested and exercisable upon the third anniversary of the date of grant, subject to the optionee’s continued employment with the Company (and lack of notice of resignation or termination). The option grants are not subject to performance conditions. In the event the optionee is terminated for cause (as defined in the option agreement), the vested option shall be immediately canceled without consideration to the extent not previously exercised.

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

Restricted Share Units.  In 2008, we granted 67,290 RSUs to our employees which vest in one-third tranches over three years. In 2009, we granted 97,389 RSUs to our employees which vest in one-third tranches over three years. In 2010, we granted 168,707 RSUs to our employees which vest in one-third tranches over three years. Vesting of a participant’s units may be accelerated, however, if the participant’s employment with the Company and its subsidiaries is terminated without cause (as defined in such participant’s award agreement), on account of the participant’s death or disability (as defined in such participant’s award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant’s award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

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

2007 Performance Share Awards.  On May 1, 2007, the Compensation Committee approved a grant of an aggregate of 427,796 performance share awards with a grant date of May 4, 2007. The Compensation Committee granted an additional 11,407 performance shares with a grant date of October 22, 2007. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Of the total grant, 82.9% have vested and are issuable upon the filing of this report, with the remaining amounts forfeited due to performance targets not being met. Payment of vested performance shares will occur as soon as practicable after the date the performance shares become vested. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

2008 Performance Share Awards.  On April 29, 2008, the Compensation Committee approved a grant of an aggregate of 587,095 performance share awards with a grant date of May 2, 2008. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year. Of the total grant, 55.2% have vested and are issuable upon the filing of this report, with the remaining amounts forfeited due to performance targets not being met.

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

2009 Performance Share Awards.  On April 28, 2009, the Compensation Committee approved a grant of an aggregate of 912,931 performance share awards with a grant date of May 1, 2009. On October 27, 2009, the Compensation Committee approved an additional grant of 15,221 performance share awards with a grant date of October 30, 2009. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year.

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

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2010 Performance Award if the ROE for the 2010 fiscal year is less than 7%. If the Company’s ROE for the 2010 fiscal year is between 7% and 12%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 12% and 22%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and 2009 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and 2009 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%. Based on the achievement of a 2010 ROE of 11.2%, 85.6% of one-third of the 2010 performance share award is eligible for vesting.

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

2010 Performance Share Awards.  On February 8, 2010, the Compensation Committee approved a grant of an aggregate of 720,098 performance share awards with a grant date of February 11, 2010. An additional 12,346 performance shares were granted on April 16, 2010. On October 26, 2010, the Compensation Committee approved a grant of 17,693 performance shares with a grant date of November 1, 2010. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board of Directors or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2010 fiscal year is less than 7%. If the Company’s ROE for the 2010 fiscal year is between 7% and 12%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 12% and 22%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and the immediately preceding fiscal year is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and the immediately preceding fiscal year is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%. Based on the achievement of a 2010 ROE of 11.2%, 85.6% of one-third of the 2010 performance share award is eligible for vesting.

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

2011 Performance Share Awards.  On February 3, 2011, the Compensation Committee approved a grant of an aggregate of 853,223 performance share awards with a grant date of February 9, 2011. The performance shares will be subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2012 and 2013 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average ROE over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than the average of the minimum vesting thresholds for such year and the preceding year, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

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

(iii) in the case of Messrs. O’Kane, Cusack and Few, employment may be terminated if the employee materially breaches any provision of the shareholders’ agreement with Aspen Holdings and such breach is not cured by the employee within 21 days after receiving notice from the Company;

(iv) in the case of Mr. Boornazian, employment may be terminated for cause if:

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

Christopher O’Kane.  Mr. O’Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer of Aspen Holdings and Aspen U.K. and director of both companies, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. O’Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O’Kane’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. O’Kane’s salary was £480,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. O’Kane’s salary will be £527,500.

Richard Houghton.  Mr. Houghton entered into a service agreement with Aspen U.K. Services under which he agreed to serve as Chief Financial Officer of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Houghton shall be paid an annual salary of £320,000, subject to annual review. Mr. Houghton’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus, based on a bonus potential of 100% of salary which may be exceeded, to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Houghton’s salary was £360,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. Houghton’s salary will be £370,000.

Julian Cusack.  Mr. Cusack entered into service agreements with effect from May 1, 2008 to serve as Group Chief Operating Officer and to continue to serve as Chief Executive Officer and Chairman of Aspen Bermuda, terminable upon 12 months’ notice by either party. With his more recent appointment as Chief Risk Officer, his employment agreement has not changed. The agreements provide that Mr. Cusack shall be paid an annual salary of £350,000, subject to annual review. Mr. Cusack is also entitled to reimbursement of housing costs in Bermuda, up to a maximum of $180,000 per annum, two return airfares per annum for him and his family from Bermuda to the U.K. as well as reimbursement of reasonable relocation expenses. The service contracts also provide for the payment by the Company of U.K. income tax attributable to the reimbursement of Bermuda housing expenses and home leave. Mr. Cusack’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus based on a bonus potential of 100% of his salary to be awarded annually as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Cusack’s salary was £360,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. Cusack’s salary will be £370,000.

Brian Boornazian.  Mr. Boornazian entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President and Chief Underwriting Officer, Property Reinsurance, of Aspen Re America for a three-year term, with annual extensions thereafter. The agreement originally provided that Mr. Boornazian will be paid an annual salary of $330,000, subject to review from time to time, as well as a discretionary bonus, and shall be eligible to participate in all incentive compensation, retirement and deferred compensation plans available generally to senior officers. Effective April 1, 2009, Mr. Boornazian’s salary was $500,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. Boornazian’s salary will be $540,000.

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

James Few.  Mr. Few entered into a service agreement with Aspen Bermuda under which he has agreed to serve as Head of Property Reinsurance and Chief Underwriting Officer of Aspen Bermuda. The agreement may be terminated upon 12 months’ notice by either party. The agreement originally provided that Mr. Few will be paid an annual salary of $400,000, subject to annual review. Mr. Few is also provided with an annual housing allowance of $180,000, two return airfares between Bermuda and the U.K. per annum for himself and his family and reasonable relocation costs. The agreement also entitles him to private medical insurance, permanent health insurance, personal accident insurance and life assurance. Under the agreement Mr. Few remains a member of the Aspen U.K. Services pension scheme. The service agreement also provides for a discretionary bonus to be awarded at such times and at such level as the Compensation Committee of our Board of Directors may determine. Effective April 1, 2009, Mr. Few’s salary was $475,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. Few’s salary will be $515,000.

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

	Employee		Company
	Contribution —		Contribution —
	Percentage of	Age of	Percentage of
Scale	Salary	Employee	Employee’s Salary

Standard Scale	3%	18 - 19	5%
	3%	20 - 24	7%
	3%	25 - 29	8%
	3%	30 - 34	9.5%
	3%	35 - 39	10.5%
	3%	40 - 44	12%
	3%	45 - 49	13.5%
	3%	50 - 54	14.5%
	3%	55 plus	15.5%
Director Scale	3%	20 - 24	7%
	3%	25 - 29	8%
	3%	30 - 34	9.5%
	3%	35 - 39	12%
	3%	40 - 44	14%
	3%	45 - 49	16%
	3%	50 - 54	18%
	3%	55 plus	20%

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

In the event of death in service before retirement, the pension plan provides a lump sum death benefit equal to four times the employee’s basic salary, plus, where applicable, a dependent’s pension equal to 30% of the employee’s basic salary and a children’s pension equal to 15% of the employee’s basic salary for one child and up to 30% of the employee’s basic salary for two or more children. Under U.K. legislation, these benefits are subject to notional earnings limits (currently £108,600 for 2006/2007, £112,800 for 2007/2008 and £117,600 for 2008/2009 and £123,600 for 2009/10 and 2010/11). From April 2011, the notional earnings limit has been removed due to a change in our life insurance provider whereby the standard life assurance cover has been combined with the accepted life assurance cover, which has the impact of removing the notional earnings limit. Where an employee’s basic salary is greater than the notional earnings maximum, an additional benefit is provided through a separate cover outside the pension plan.

In 2010, we established an Employer-Financed Retirement Benefits Scheme which was particularly suitable for our U.K. employees. All employees between the ages of 18 and 60 whose duties are performed outside of Guernsey are eligible to participate. Messrs. O’Kane and Houghton participated in the plan during 2010. The plan is a trust based, defined contribution pension vehicle, whereby the funds are invested by the trustees in order to provide retirement benefits. Funds are held in a trust in Guernsey.

Employer contributions are made in respect of employees, as agreed between us and the employee, in return for a reduction in his or her remuneration. Each participating employee will have a separate account under the plan, reflecting the value of employer contributions on his or her behalf, the investment return and charges.

At retirement on or after reaching the age of 55, an employee may receive up to 25% of the value of his or her account as a lump sum, and the remainder of the account will be used to purchase a lifetime annuity or to fund an unsecured pension, at the employee’s election. If an employee terminates employment with us earlier (other than in the case of incapacity), the employee will receive his or her retirement benefits at the time of his or her retirement on or after reaching the age of 55. Upon an employee’s death, the value of his or her retirement account will be paid in a lump sum or in the form of a lifetime annuity or other pension, in the discretion of the plan’s trustees, to his or her beneficiaries.

Due to changing tax conditions within the U.K. it is our intention to close this plan in 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase ordinary shares and other stock awards by the named executive officers during the twelve months ended December 31, 2010:

		Option Awards						Stock Awards
												Equity
										Equity		Incentive Plan
										Incentive		Awards:
					Equity					Plan Awards:		Market
					Incentive				Market	Number of		Value or
		Number of		Number of	Plan Awards:			Number of	Value of	Unearned		Payout Value
		Securities		Securities	Number of			Shares or	Shares or	Shares,		of Unearned
		Underlying		Underlying	Securities			Units of	Units of	Units or		Shares, Units or
		Unexercised		Unexercised	Underlying			Stock That	Stock That	Other Rights		Other Rights
		Options (#)		Options (#)	Unexercised	Option	Option	Have Not	Have Not	That Have		That Have
	Year of	Exercisable		Unexer-	Unearned	Exercise	Expiration	Vested (#)	Vested	Not Vested		Not Vested
Name	Grant	(1)		cisable	Options (#)(1)	Price ($)	Date	(1)	($)(2)	(#)(1)		($)(2)

Christopher O’Kane	2003	991,830			—	$16.20	08/20/2013			—		—
	2004	23,603	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	87,719	(5)		—	$23.65	02/16/2016			—		—
	2007	75,988			—	$27.28	05/04/2014			47,281	(7)	$1,353,182
	2008	—			—					31,694	(8)	$907,082
	2009	—			—					146,399	(9)	$4,189,939
	2010	—			—					102,310	(10)	$2,928,112
Richard Houghton	2007	12,158			—	$27.28	05/04/2014			7,565	(7)	$216,510
	2008	—			—					14,790	(8)	$423,290
	2009	—			—					48,800	(9)	$1,396,656
	2010	—			—					23,873	(10)	$683,245
Julian Cusack	2003	133,474			—	$16.20	08/20/2013			—		—
	2004	14,162	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	59,033	(5)		—	$23.65	02/16/2016			—		—
	2007	18,997			—	$27.28	05/04/2014			11,820	(7)	$338,288
	2008	—			—					14,790	(8)	$423,290
	2009	—			—					73,199	(9)	$2,094,955
	2010	—			—					23,873	(10)	$683,245
Brian Boornazian	2004	7,868	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	51,862	(5)		—	$23.65	02/16/2016			—		—
	2007	45,593			—	$27.28	05/04/2014			28,369	(7)	$811,921
	2008	—			—					15,847	(8)	$453,541
	2009	—			—					60,999	(9)	$1,745,791
	2010	—			—					25,578	(10)	$732,042
James Few	2003	—			—	$16.20	08/20/2013			—		—
	2004	35,404	(3)		—	$24.44	12/23/2014			—		—
	2005	—	(4)		—	$25.88	03/03/2015			—	(6)	—
	2006	63,409	(5)		—	$23.65	02/16/2016			—		—
	2007	41,793			—	$27.28	05/04/2014			26,005	(7)	$744,263
	2008	—			—					12,678	(8)	$362,844
	2009	—			—					60,999	(9)	$1,745,791
	2010	—			—					25,578	(10)	$732,042

(1)	For a description of the terms of the grants and the related vesting schedule, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan” above.

(2)	Calculated based upon the closing price of $28.62 per share of the Company’s ordinary shares at December 31, 2010.

(3)	As the performance targets for the 2004 options were not fully met based on the 2004 ROE achieved, 51.48% of the grant vested and the remaining portion of the grant was forfeited.

(4)	As the performance targets have not been met, the 2005 options were forfeited.

(5)	As the performance targets for the 2006 options were not fully met, 92.2% of the grant vested and the remaining portion of the grant was forfeited.

(6)	With respect to the 2005 performance shares, of which one-third of the grant is earned based on the achievement of the 2005 ROE target and two-thirds have a performance condition based on an average three-year (2005-2007) ROE, one-third of the grants has been forfeited as the 2005 ROE target has not been met. As the performance target for 2005, and the average performance target for 2005-2007 were not met, the entire grant has been forfeited.

(7)	With respect to the 2007 performance shares, amount represents (i) 166% vesting in respect of one-fourth of the initial grant as our ROE for 2007 was 21.6%, (ii) no vesting for one-fourth of the grant in respect of the 2008 ROE as it was less than 10%, (iii) 134% vesting in respect of one-fourth of the grant as our ROE for 2009 was 18.4% and (iv) 31.6% vesting in respect of one-fourth of the grant as our ROE for 2010 was 11.2%. These performance shares vest and become issuable upon the filing of this report.

(8)	With respect to the 2008 performance shares, amount represents (i) no vesting in respect of one-third of the initial grant as our ROE for 2008 was less than 10%, (ii) 134% vesting in respect of one-third of the grant as our ROE for 2009 was 18.4% and (iii) 31.6% vesting in respect of one-fourth of the grant as our ROE for 2010 was 11.2%. These performance shares vest and become issuable upon the filing of this report.

(9)	With respect to the 2009 performance shares, amount represents (i) 164% vesting in respect of one-third of the grant as our ROE for 2009 was 18.4%, (ii) 85.6% vesting in respect of one-third of the grant as our ROE for 2010 was 11.2% and (iii) assumes a vesting of 100% for the remaining one-third of the grant.

(10)	With respect to the 2010 performance shares, amount represents (i) 85.6% vesting in respect of one-third of the grant as our ROE for 2010 was 11.2%, and (ii) assumes a vesting of 100% for the remaining two-thirds of the grant.

Option Exercises and Stock Vested

The following table summarizes stock option exercises and share issuances by our named executive officers during the twelve months ended December 31, 2010:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)(2)

Christopher O’Kane	—	—
Richard Houghton	—	—	2,667	$76,916
Julian Cusack	75,000	$930,107
Brian Boornazian	—	—
James Few	97,930	$1,355,616

(1)	Value realized is calculated based on the sale price on the date of exercise less the exercise price.

(2)	The restricted share units for Mr. Houghton vested on March 31, 2010. The market value was calculated based on the closing price of $28.84 on March 31, 2010. The amounts reflect the amount vested (gross of tax).

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason (as defined in their respective employment agreements), each as of December 31, 2010, the following individuals would be entitled to payments and to accelerated vesting of their outstanding equity awards, as described in the table below:

	Christopher O’Kane(1)			Richard Houghton(1)			Julian Cusack(1)
			Value of			Value of			Value of
	Total Cash		Accelerated	Total Cash		Accelerated	Total Cash		Accelerated
	Payout		Equity Awards	Payout		Equity Awards	Payout		Equity Awards

Termination without Cause (or other than for Cause) or for Good Reason(2)	$4,853,812	(6)	—	$1,407,708	(8)	—	$1,566,742	(10)	—
Death(3)	$1,112,976		$6,129,311	$556,488		$1,841,719	$556,488		$2,462,100
Disability(4)	$370,992		$6,129,311	$278,244		$1,841,719	$278,244		$2,462,100
Change in Control(5)	$4,853,812	(6)	$9,378,310 (7)	$1,407,708	(8)	$2,719,666 (9)	$1,566,742	(10)	$3,539,796	(11)

(1)	The calculation for the payouts for Messrs. O’Kane, Houghton and Cusack were converted from British Pounds into U.S. Dollars at the average exchange rate of $1.5458 to £1 for 2010.

(2)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(3)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2010. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(4)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(5)	The total cash payout and the acceleration of vesting are provided only if the employment of the above named executive is terminated by the Company without Cause or by the executive with Good Reason (as described above under “Employment-Related Agreements” and as defined in each of the individual’s respective employment agreement) within the six-month period prior to a change in control or within a two-year period after a change in control. The occurrence of any of the following events constitutes a “Change in Control”:

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

(C) the consummation of any transaction or series of transactions resulting in a merger, consolidation or amalgamation, in which the Company is involved, other than a merger, consolidation or amalgamation which would result in the shareholders of the Company immediately prior thereto continuing to own (either by remaining outstanding or by being converted into voting securities of the surviving entity), in the same proportion as immediately prior to the transaction(s), more than 50% of the combined voting power of the voting shares of the Company or such surviving entity outstanding immediately after such merger, consolidation or amalgamation; or

(D) a change in the composition of the Board such that the individuals who, as of the effective date of the 2003 Share Incentive Plan, constitute the Board of Directors (such Board of Directors shall be referred to for purposes of this section only as the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that for purposes of this definition, any individual who becomes a member of the Board of Directors subsequent to the Effective Date, whose election, or nomination for election, by a majority of those individuals who are members of the Board of Directors and who were also members of the Incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of the Incumbent Board; and, provided further, however, that any such individual whose initial assumption of office occurs as the result of or in connection with either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of an entity other than the Board of Directors shall not be so considered as a member of the Incumbent Board.

(6)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. O’Kane for the previous three years ($1,112,976) plus twice the sum of the highest salary paid during the term of the agreement ($741,984) and the average bonus actually earned during three years immediately prior to termination ($1,128,434). Mr. O’Kane’s agreement includes provisions with respect the treatment of “parachute payments” under the U.S. Internal Revenue Code. As Mr. O’Kane is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(7)	Represents the acceleration of vesting of the entire grant of the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2009 performance shares and the 2010 performance shares. For the portions of the 2007, 2008 and 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2010. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets, (v) 2006 options and performance as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests and (vi) the 2007 options as those have vested.

(8)	Represents the lesser of the target annual incentive for the year in which termination occurs and average of Mr. Houghton’s bonuses for the previous three years ($425,610), plus the sum of the highest salary paid during the term of the agreement ($556,488) and the average bonus actually earned during the three years immediately prior to termination ($425,610).

(9)	Represents the acceleration of vesting of the entire grant of the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the

2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2009 performance shares and the 2010 performance shares. For the portions of the 2007, 2008 and 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. The amounts do not include the 2007 options as those have vested. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2010.

(10)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Cusack for the previous three years ($505,127) plus the sum of the highest salary paid during the term of the agreement ($556,488) and the average bonus actually earned during three years immediately prior to termination ($505,127).

(11)	Represents the acceleration of vesting of the entire grant of the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2009 performance shares and the 2010 performance shares. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2010. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets, (v) 2006 options and performance as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests and (vi) the 2007 options as those have vested.

	Brian Boornazian				James Few
			Value of				Value of
			Accelerated				Accelerated
	Total Cash		Equity		Total Cash		Equity
	Payout		Awards		Payout		Awards

Termination without Cause (or other than for Cause) or for Good Reason(1)	$1,838,333	(5)	—		$1,695,417	(7)	—
Death(2)	$675,000		$2,731,296		$546,250		$2,572,932
Disability(3)	$250,000		$2,731,296		$237,500		$2,572,932
Change in Control(4)	$1,838,333	(5)	$3,743,289	(6)	$1,695,417	(7)	$3,584,925	(8)

(1)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(2)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2010. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(3)	In respect of disability, the executive would be entitled to six months’ salary after which he would be entitled to long-term disability benefits under our health insurance coverage. In addition, the Compensation Committee approved amendments to the terms of the awards granted under the 2003 Share Incentive Plan where in the event of death or disability, the amount of performance share awards that have already met their vesting criteria but have not vested yet, would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, restricted share unit awards will accelerate and vest upon death or disability.

(4)	Same as Footnote 5 in table above.

(5)	On October 28, 2009, the Compensation Committee approved an amendment to Mr. Boornazian’s employment agreement to amend the basis for calculation of termination amounts. Represents the sum of the highest salary paid during the term of the agreement ($500,000) and the average bonus actually earned during three years immediately prior to termination ($798,333), plus a prorated annual bonus based on the actual bonus earned for the year in which his termination occurs ($675,000, which represents 100% of the bonus potential for 2010).

(6)	Represents the acceleration of vesting of the entire grant of the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2009 performance shares and the 2010 performance shares. For the portions of the 2007, 2008 and 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to performance shares, the value is based on the closing price of our shares on December 31, 2010. The amounts do not include the (i) 2005 options, as the performance targets were not met and the options were forfeited, (ii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iii) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets, (iv) 2006 options and performance as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests and (v) the 2007 options as those have vested.

(7)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Few for the previous three years ($546,250) plus the sum of the highest salary paid during the term of the agreement ($475,000) and the average bonus actually earned during three years immediately prior to termination ($674,167).

(8)	Represents the acceleration of vesting of the entire grant of the 2007 performance shares (other than 1/4 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2008 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2008 performance test), the 2009 performance shares and the 2010 performance shares. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets, (v) 2006 options and performance shares as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests and (vi) the 2007 options as those have vested.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. A change in control does not affect the amount or timing of these cash severance payments.

Non-Employee Director Compensation

	Fees Earned	2010	2010
	or Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	($)

Liaquat Ahamed(3)	$80,000	$99,989	—	—	$179,989
Matthew Botein(4)	$70,000	$99,989	—	—	$169,989
Richard Bucknall(5)	$137,035	$99,989	—	—	$237,024
John Cavoores(6)	$71,640	$99,989	—	$132,000	$303,629
Ian Cormack(7)	$135,000	$99,989	—	—	$234,989
Heidi Hutter(8)	$156,517	$99,989	—	—	$256,506
Glyn Jones(9)	$309,160	$500,003	—	—	$809,163
David Kelso(10)	$85,000	$99,989	—	—	$184,989
Peter O’Flinn(11)	$116,052	$99,989	—	—	$216,041
Albert Beer(12)	$0	—	—	—	$0

(1)	Effective July 2007, for directors who are paid for their services to Aspen Holdings in British Pounds rather than U.S. Dollars such as Messrs. Bucknall and Cormack, their remuneration is converted at an exchange rate of $1.779:£1. Similarly, Heidi Hutter, who is paid in British Pounds for her services to AMAL, her remuneration for such services is converted at the same exchange rate of $1.779:£1. For fees paid to directors in British Pounds such as Mr. Jones for his salary of £200,000, and Mr. Bucknall, for his services to AMAL, for reporting purposes, an exchange rate of $1.5458:£1 has been used for 2010, the average rate of exchange.

(2)	Consists of restricted share units. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions.

(3)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director) and $5,000 for serving as the Chair of the Investment Committee. Mr. Ahamed holds 8,908 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued.

(4)	Represents the annual board fee of $50,000, $20,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director). Mr. Botein holds 9,561 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued.

(5)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $10,000 for serving on the Audit Committee, $5,000 for serving as the Chair of the Compensation Committee, $10,000 for serving as director of Aspen U.K., and the pro rata amount of the annual fee of £20,000 (through March 17, 2010) and the pro rata fee of £25,000 (commencing March 17, 2010) for serving as director of AMAL. Mr. Bucknall holds 15,061 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued.

(6)	Represents the annual board fee of $50,000 and $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director) and $5,000 for one additional meeting attended by Mr. Cavoores. Mr. Cavoores ceased to be a Non-Executive director effective November 1, 2010 and a pro rata reduction was applied to the annual board fee. Mr. Cavoores holds 9,506 ordinary shares, which includes 2,583 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued (the remaining of which were cancelled upon Mr. Cavoores ceasing to be a Non-Executive director). Mr. Cavoores also holds 2,012 vested options. Mr. Cavoores also received consulting fees of $132,000 prior to being appointed as an executive. The table does not reflect Mr. Cavoores’ salary paid and performance shares awarded upon his being appointed as an executive.

(7)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $25,000 fee for serving as the Audit Committee Chairman, $10,000 for serving on the Board of Aspen U.K. and $25,000 for serving as the Chair of the Audit Committee of Aspen U.K. Mr. Cormack holds 12,076 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted shares options granted on February 11, 2010 which have vested and are issued. Mr. Cormack holds a total of 45,175 vested options as at December 31, 2010.

(8)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $10,000 for serving as a member of the Audit Committee, $5,000 for serving as the Chair of the Risk Committee, $10,000 for serving on the Board of Aspen U.K. and the pro rata amount of the annual fee of £25,000 (through March 17, 2010) and the pro rata fee of £30,000 (commencing March 17, 2010) for serving as the Chair of AMAL. Eighty percent of the total compensation is paid to The Black Diamond Group LLC, of which Ms. Hutter is the Chief Executive Officer. Ms. Hutter holds a total of 85,925 vested options as at December 31, 2010. Ms. Hutter (including the awards held by The Black Diamond Group) holds 14,248 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued.

(9)	Represents Mr. Jones’ annual salary of £200,000. Mr. Jones holds 33,196 ordinary shares. Mr. Jones also holds 2,012 unvested options.

(10)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director) and $10,000 for serving as a member of the Audit Committee. Mr. Kelso holds 4,435 vested options as at December 31, 2010. Mr. Kelso holds 11,906 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued.

(11)	Represents the annual board fee of $50,000, $25,000 attendance fee ($5,000 for each board meeting or separate committee meeting not scheduled around the Board meeting, attended by a director), $10,000 for serving as a member of the Audit Committee, $5,000 for acting as Chair of the Corporate Governance and Nominating Committee and a pro rata portion of the annual board fee for serving on the Board of Aspen Bermuda of $30,000 with effect from February 16, 2010. Mr. O’Flinn holds 6,148 ordinary shares, which includes 2,983 ordinary shares of the 3,580 restricted share units granted on February 11, 2010 which have vested and are issued.

(12)	Mr. Beer was appointed to the Board effective February 1, 2011. As a result, he was not paid any fees in 2010.

Summary of Non-Employee Director Compensation

Annual Fees.  The compensation of non-executive directors is benchmarked against peer companies and companies listed on the FTSE 250, taking into account complexity, time commitment and committee duties. With effect from February 6, 2008, the annual director fee is $50,000, plus a fee of $5,000 for each board meeting (or single group of board and/or committee meetings) attended by the director. Directors who are not employees of the Company, other than the Chairman, are entitled to an annual grant of $50,000 in restricted share units. In 2010, the Board approved an increase in the value of the annual grant to directors to $100,000. The Chairman is entitled to an annual grant of not less than $200,000 in restricted share units.

For 2011, the Board approved an increase in fees for Committee Chairs as follows:

•	Audit Committee Chair — increase from $25,000 to $30,000

•	Compensation Committee Chair — increase from $5,000 to $15,000

•	Risk Committee Chair — increase from $5,000 to $15,000

•	Corporate Governance and Nominating Committee Chain — increase from $5,000 to $10,000

•	Investment Committee Chair — increase from $5,000 to $10,000

The chairman of each committee of our Board of Directors (other than if the Chair is also the Chairman of the Board) other than the Audit Committee receives an additional $5,000 per annum and the Audit Committee chairman receives an additional $25,000 per annum. Other members of the Audit Committee also receive an additional $10,000 per annum for service on that Committee. In addition, members of our Board of Directors who are also members of the Board of Directors of Aspen U.K. receive an additional $10,000 (Messrs. Bucknall and Cormack and Ms. Hutter). Mr. Cormack also receives an additional $25,000 for serving as the Chairman of the Audit Committee of Aspen U.K. Ms. Hutter also receives £30,000 for serving as the Chair of AMAL and Mr. Bucknall receives £25,000 for serving as a director of AMAL. Mr. O’Flinn receives $30,000 for serving on the Board of Aspen Bermuda.

Mr. Jones, our Chairman, received an annual salary of £200,000 for 2010. For 2010, the Board changed the compensation terms for our Chairman; he is no longer eligible for consideration for an annual bonus and was granted a greater amount of restricted share units, an increase from $200,000 to $500,000. The Board retained its right to vary the yearly grant of restricted share units to the Chairman depending on market conditions, time commitment and performance of the Company. The Chairman is entitled to an annual grant of not less than $200,000 in restricted share units. The Board approved the same compensation amounts for 2011.

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

Following the annual general meeting of our shareholders, on May 25, 2006, our Board of Directors approved the grant of 4,435 options under the 2006 Stock Option Plan for each of the non-employee directors at the time. Eighty percent of the options granted to Ms. Hutter were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Messrs. Cavoores and Jones were not members of the Board of Directors at the time of grant, and therefore did not receive any options until following their appointment. The exercise price is $21.96, the average of the high and low prices of the Company’s ordinary shares on the date of grant (May 25, 2006). Each of Messrs. Jones and Cavoores were granted 2,012 options on July 30, 2007, representing a pro rated amount of the options granted to the directors in 2006, as they joined the Board on October 30, 2006 and did not receive options in such year. The options vested on the third anniversary of the grant date.

Following the annual general meeting on May 2, 2007, our Board of Directors approved the grant of 1,845 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units was May 4, 2007 (being the day on which our close period ended following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. In addition, Mr. Ahamed was granted 847 restricted share units on February 8, 2008, representing a pro rated amount of the restricted share units granted to the directors in 2007, as he joined the Board on October 31, 2007 and did not receive any restricted share units in such year. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units vested on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share units were paid out on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director would receive the shares under the restricted share units that had vested through the date the director leaves the

Board. Subject to the terms of the award, all restricted share units granted in 2007 have vested and were issued. In connection with Mr. Jones’ appointment as our Chairman, he was granted 7,380 ordinary shares with a grant date of May 4, 2007, one-third of which vested annually over a three-year period from the date of grant and are now vested and issued.

On April 30, 2008, our Board of Directors approved the grant of 1,913 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units was May 2, 2008 (being the day on which our close period ended following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units vested on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director would receive the shares under the restricted share units that have vested through the date the director leaves the Board. Subject to the terms of the award, all restricted share units granted in 2007 have vested and were issued. Mr. Jones was granted 7,651 ordinary shares with a grant date of May 2, 2008, one-third of which vests annually over a three-year period from the date of grant. Two-thirds of the grant awarded to Mr. Jones has vested and is issued.

On April 29, 2009, our Board of Directors approved the grant of 3,165 restricted share units under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the restricted share units was May 1, 2009 (being the day on which our close period ended following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units vested on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. All restricted share units which vested as of December 31, 2009 were issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director would receive the shares under the restricted share units that have vested through the date the director leaves the Board. Mr. Jones was granted 8,439 ordinary shares with a grant date of May 1, 2009, one-third of which vests annually over a three-year period from the date of grant. One-third of the grant vested and is issued.

On February 9, 2010, our Board of Directors approved the grant of 3,580 restricted share units under the Amended 2006 Stock Option Plan to each of our non-employee directors, other than Mr. Jones, our Chairman. The Board increased the size of the grant from $75,000 to $100,000 for each non-executive director. The Board also approved a grant of 17,902 for Mr. Jones, our Chairman, in which they increased the size of the annual grant from $200,000 to $500,000. The Board also approved a change in the vesting schedule regarding Mr. Jones’ grant to be consistent with the vesting schedule of the grants awarded to the other non-executive directors, in which one-twelfth of the grant will vest on each one month anniversary of the date of grant. The date of grant of the restricted share units was February 11, 2010 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units vested on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date.

On February 4, 2011, our Board of Directors approved the grant of 3,344 ($100,000) restricted share units under the Amended 2006 Stock Option Plan to each of our non-employee directors, other than Mr. Jones, our Chairman. The Board also approved a grant of 16,722 for Mr. Jones, our Chairman, representing a grant of $500,000 per year. The date of grant of the restricted share units is February 9, 2011 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the restricted share units will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the restricted share units will vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested on the first anniversary of the grant date. The shares under the restricted share units will be paid out on the first anniversary of the grant date, however, all restricted share units which vest as of December 31, 2010 will be issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause”, then the director will receive the shares under the restricted share units that have vested through the date the director leaves the Board.

Compensation Policies and Risk

Our compensation program, which applies to all employees including executive officers, is designed to provide competitive levels of reward that are responsive to group and individual performance, but that do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company.

In reaching our conclusion that our compensation practices do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company, we examined the various elements of our compensation programs and policies as well as (i) the potential risks that management and or individual underwriters can take to increase the Company’s results or the underwriting results of a particular line of business and (ii) risk mitigation controls. We believe that the most important mitigating factor for these risks is our risk culture, which is characterized by a top-down commitment to a disciplined process for the identification, measurement, management and reporting of risks. For example, as a company which provides catastrophe cover, one of the risks we face is having excessive natural catastrophe exposure, which if not managed would create a high ROE in a low catastrophe year and capital impairment in a year where excess catastrophe occurs. We manage this risk by having natural catastrophe tolerances approved by our Board as part of our annual business plan. Adherence to these limits are independently monitored and reported monthly by the Chief Risk Officer to management with any breaches of set tolerances being reported to the Risk Committee. We also note that in making bonus determinations, our CEO takes into consideration risk data in addition to performance data. The risk data available to the CEO includes internal audit reviews, underwriting reviews and reports of compliance breaches. Therefore, if there is evidence of material breaches of our risk controls which has exposed us to excessive risks, it is likely that such individual would be adversely impacted in his or her compensation rather than benefit.

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
Ian Cormack

February 25, 2011

Audit Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the board of directors with respect to the Company’s financial statements for the year ended December 31, 2010. The Audit Committee held four meetings in 2010.

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

In performing its oversight role in connection with the audit of the Company’s financial statements for the year ended December 31, 2010, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, as amended; and (3) received the written disclosures and the letter from the independent registered public accounting firm and reviewed and discussed with the independent registered public accounting firm the matters required by the Public Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the United States Securities and Exchange Commission (“SEC”) and for presentation to the shareholders at the 2011 Annual General Meeting.

Audit Committee
Ian Cormack (Chair)
Albert Beer
Richard Bucknall
Heidi Hutter
David Kelso
Peter O’Flinn

February 25, 2011

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 15, 2011 (including, in this table only, options that would be exercisable by April 15, 2011) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 15, 2011, 70,588,074 ordinary shares were outstanding.

	Number of	Percentage of
	Ordinary	Ordinary Shares
Name and Address of Beneficial Owner(1)	Shares(2)	Outstanding(2)

BlackRock, Inc.(3) 40 East 52nd Street New York, NY 10022 U.S.A.	5,544,788	7.8%
Greenlight Capital(4) 140 East 45th Street, 24th Floor New York, NY 10017 U.S.A.	4,140,000	5.8%
Royce & Associates LLC(5)	3,449,633	4.8%
745 Fifth Avenue New York, NY 10151 U.S.A
Glyn Jones(6)	35,208	*
Christopher O’Kane(7)	1,292,865	1.8%
Richard Houghton(8)	39,231
Julian Cusack(9)	254,625	*
Brian Boornazian(10)	152,969	*
James Few(11)	189,506	*
Liaquat Ahamed(12)	9,505	*
Matthew Botein(13)	10,158	*
Richard Bucknall(14)	15,658	*
John Cavoores(15)	11,518	*
Ian Cormack(16)	57,848	*
Heidi Hutter(17)	100,770	*
David Kelso(18)	16,938	*
Peter O’Flinn(19)	6,745	*
Albert Beer	—	*
All directors and executive officers as a group (22 persons)	2,420,583	3.3%

*	Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance Holdings Limited, Maxwell Roberts Building, 1 Church Street, Hamilton HM 11, Bermuda.

(2)	Represents the outstanding ordinary shares as at February 15, 2011, except for unaffiliated shareholders, whose information is disclosed as of the dates of their Schedule 13G noted in their respective footnotes. With respect to the directors and officers, includes ordinary shares that may be acquired within 60 days of February 15, 2011 upon (i) the exercise of vested options and (ii) awards issuable for ordinary shares, in each case, held only by such person. The percentage of ordinary shares outstanding reflects the amount outstanding as at February 15, 2011. However, the beneficial ownership for non-affiliates is as of the earlier dates referenced in their respective notes below. Accordingly, the percentage ownership may have changed following such Schedule 13G filings.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	As filed with the SEC on Schedule 13G on February 2, 2011 by BlackRock, Inc.

(4)	Based upon information contained in the Scheduled 13G filed on February 14, 2011 by (i) Greenlight Capital, L.L.C.; (ii) Greenlight Capital, Inc.; (iii) DME Management GP, LLC; (iv) DME Advisors, LP; (v) DME Capital Management, LP; (vi) DME Advisors GP, LLC; and (vii) David Einhorn (collectively, the “Greenlight Entities”). Greenlight Capital, L.L.C. (“Greenlight LLC”) may be deemed the beneficial owner of an aggregate of 1,496,328 shares of Common Stock held for the accounts of Greenlight Capital, LP (“Greenlight Fund”) and Greenlight Capital Qualified, L.P. (“Greenlight Qualified”). Greenlight Capital, Inc. (“Greenlight Inc.”) may be deemed the beneficial owner of an aggregate of 3,333,452 shares of Common Stock held for the accounts of Greenlight Fund, Greenlight Qualified and Greenlight Capital Offshore Partners (“Greenlight Offshore”). DME Management GP, LLC (“DME Management GP”) may be deemed the beneficial owner of 169,105 shares of Common Stock held for the account of Greenlight Capital (Gold), LP (“Greenlight Gold”). DME Advisors, LP (“DME Advisors”) may be deemed the beneficial owner of 547,378 shares of Common Stock held for the account of a managed account (the “Managed Account”). DME Capital Management, LP (“DME CM”) may be deemed the beneficial owner of 259,170 shares of Common Stock held for the accounts of Greenlight Gold and Greenlight Capital Offshore Master (Gold), Ltd. (“Greenlight Gold Offshore”). DME Advisors GP, LLC (“DME GP”) may be deemed the beneficial owner of 806,548 shares of Common Stock held for the accounts of Greenlight Gold, Greenlight Gold Offshore and the Managed Account. Mr. Einhorn may be deemed the beneficial owner of 4,140,000 shares of Common Stock. This number consists of: (A) an aggregate of 1,496,328 shares of Common Stock held for the accounts of Greenlight Fund and Greenlight Qualified, (B) 1,837,124 shares of Common Stock held for the account of Greenlight Offshore, (C) 169,105 shares of Common Stock held for the account of Greenlight Gold, (D) 90,065 shares of Common Stock held for the account of Greenlight Gold Offshore, and (E) 547,378 shares of Common Stock held for the Managed Account. Greenlight LLC is the general partner for Greenlight Fund and Greenlight Qualified. DME CM acts as investment manager for Greenlight Gold Offshore. DME GP is the general partner of DME Advisors and DME CM. The prinicipal business office of each of the Greenlight Entities is 140 East 45th Street, 24th Floor, New York, New York 10017. Pursuant to Rule 13d-4, each of the Greenlight Entities disclaims all such beneficial ownership except to the extent of their pecuniary interest in any shares of common stock, if applicable.

(5)	As filed with the SEC on Schedule 13G by Royce & Associates LLC on January 31, 2011.

(6)	Represents 33,196 ordinary shares and 2,012 vested options.

(7)	Includes 34,750 ordinary shares, 1,179,140 ordinary shares issuable upon exercise of vested options, and 78,975 performance shares that vest upon this filing and are issuable, held by Mr. O’Kane.

(8)	Represents 4,718 ordinary shares and 12,158 ordinary shares issuable upon exercise of vested options, and 22,355 performance shares that vest upon this filing and are issuable, held by Mr. Houghton.

(9)	Includes 2,349 ordinary shares and 225,666 ordinary shares issuable upon exercise of vested options, and 26,610 performance shares that vest upon this filing and are issuable, held by Mr. Cusack.

(10)	Includes 3,430 ordinary shares and 105,323 ordinary shares issuable upon exercise of vested options, and 44,216 performance shares that vest upon this filing and are issuable, held by Mr. Boornazian.

(11)	Includes 10,217 ordinary shares and 140,606 ordinary shares issuable upon exercise of vested options, and 38,683 performance shares that vest upon this filing and are issuable, held by Mr. Few.

(12)	Represents 8,908 ordinary shares and 597 vested restricted share units that are issuable.

(13)	Represents 9,561 ordinary shares and 597 vested restricted share units that are issuable.

(14)	Represents 15,061 ordinary shares and 597 vested restricted share units that are issuable.

(15)	Represents 9,506 ordinary shares and 2,012 ordinary shares issuable upon exercise of vested options, held by Mr. Cavoores.

(16)	Represents 12,076 ordinary shares, 597 restricted share units that are issuable, and 45,175 ordinary shares issuable upon exercise of vested options.

(17)	Ms. Hutter, one of our directors, is the beneficial owner of 2,852 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 11,396 ordinary shares beneficially owned by The Black Diamond Group, LLC The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 85,925 ordinary shares. Ms. Hutter also holds 597 vested restricted share units that are issuable.

(18)	Represents 11,906 ordinary shares, 4,435 vested options and 597 vested restricted share units that are issuable.

(19)	Represents 6,148 ordinary shares and 597 vested restricted share units that are issuable.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company’s 2003 Share Incentive Plan and the Amended 2006 Stock Option Plan as of December 31, 2010. The 2003 Share Incentive Plan, as amended, and the 2006 Stock Option Plan were approved by shareholders at our annual general meetings.

	A	B	C
Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise of Price of	Equity Compensation
	Be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights(1)	Column A)

Equity compensation plans approved by security holders	4,869,816	$10.42	2,051,434
Equity compensation plans not approved by security holders	—	—	—
Total	4,869,816	$10.42	2,051,434

(1)	The weighted average exercise price calculation includes option exercise prices between $16.20 and $27.52 plus outstanding restricted share units and performance shares which have a $Nil exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited (“APJ”) and its subsidiaries for an aggregate consideration of $4.8 million. The business writes a specialist book of K&R insurance which would complement our existing political and financial risk line of business. Mr. Villers, one of our executive officers, was previously a director of APJ and was a 30% shareholder of APJ.

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

Our Board of Directors reviews various transactions, relationships and arrangements of individual directors in determining whether they are independent. With respect to Mr. Botein, the Board of Directors considered his recent position with BlackRock, one of our investment advisors. In addition, the Board of Directors considered Mr. Cormack’s role as a non-executive director of Phoenix Group Holdings Ltd. (formerly Pearl Group Ltd.), Phoenix Life Holdings and Qatar Financial Centre Authority, as well as his positions as Chairman of Entertaining Finance Ltd., Carbon Reductions Ltd., Maven Income, Growth VCT 4 plc, and Deputy Chairman of Qatarlyst. With respect to Mr. Bucknall, the Board of Directors considered his role as a non-executive director of Tokio Marine Europe Insurance Limited, as well as his roles within the XIS Group.

The Board of Directors has made the determination that Messrs. Ahamed, Beer, Botein, Bucknall, Cormack, Kelso, O’Flinn and Ms. Hutter are independent and have no material relationships with the Company.

The Board of Directors has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. The NYSE Corporate Governance Standards require that all members of compensation committees and nominating and corporate governance committees be independent. As of the date of this report, all members of the Compensation Committee are independent and all members of our Corporate Governance and Nominating Committee are independent. As described above, Mr. Cavoores was a member of the Compensation Committee in 2010 until October 2010 where he ceased to be an independent director of the Company following his appointment as Co-CEO of Aspen Insurance. As a result, Mr. Cormack was appointed to the Compensation Committee to replace Mr. Cavoores.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2010 and 2009 by KPMG Audit Plc (“KPMG”), the Company’s principal accounting firm.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2010	December 31, 2009
	($ in millions)

Audit Fees(a)	$2.5	$3.0
Audit-Related Fees(b)	0.2	0.2
Tax Fees(c)	0.2	—
All Other Fees(d)	—	—

Total Fees	$2.9	$3.2

(a)	Audit fees related to the audit of the Company’s financial statements for the twelve months ended December 31, 2010 and 2009, the review of the financial statements included in our quarterly reports on Form 10-Q during 2010 and 2009 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.

(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above).

(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.

(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

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

3. Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amendments to the Memorandum of Association (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 4, 2009)
3.3	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Second Supplemental Indenture, dated December 10, 2010, to the Base Indenture, dated as of August 16, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2010).
4.6	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.7	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.8	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.9	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.10	Form of Certificate of Designations of the Company’s Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

Exhibit
Number	Description

4.11	Specimen Certificate for the Company’s Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.12	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*
10.4	Service Agreement between Julian Cusack and Aspen Insurance UK Services Limited, dated May 1, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.5	Amended and Restated Service Agreement between Julian Cusack and the Company, dated May 13, 2008 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.6	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.7	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.8	Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*
10.9	Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*
10.10	Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.11	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated April 19, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed May 9, 2007)*
10.12	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated May 6, 2010 (incorporated herein by reference to exhibit 1021 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed May 7, 2010)*
10.13	Letter Agreement between Aspen Insurance Holdings Limited and Julian Cusack, dated November 1, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 5, 2007)*

Exhibit
Number	Description

10.14	Service Agreement dated April 3, 2007 among Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2007)*
10.15	Amendment to Richard David Houghton’s Service Agreement, dated May 13, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.16	Letter to Richard David Houghton dated April 3, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007)*
10.17	Richard David Houghton’s Restricted Share Unit Award Agreement, as amended, effective October 27, 2009 , (incorporated herein by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.18	Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*
10.19	Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.20	Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.21	Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.22	Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*
10.23	Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed May 7, 2010)*
10.24	Credit Agreement dated as of July 30, 2010, among Aspen Insurance Holdings Limited, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010)
10.25	Amendment, dated as of April 13, 2006, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2006)
10.26	Second Amendment, dated as of June 28, 2007, to the Credit Agreement, dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2007)

Exhibit
Number	Description

10.27	Commitment Increase Supplement, dated September 1, 2006, to the Credit Agreement dated as of August 2, 2005, among the Company, certain of its direct and indirect subsidiaries, the lenders party thereto, Barclays Bank plc, as administrative agent, Bank of America, N.A. and Calyon, New York Branch, as co-syndication agents, Credit Suisse, Cayman Islands Branch and Deutsche Bank AG, New York Branch, as co-documentation agents, and The Bank of New York, as collateral agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2006)
10.28	Form of Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company’s 2005 Registration Statement on Form F-3 (Registration No. 333-122571))*
10.29	Form of First Amendment to Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders, dated as of May 4, 2007 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.30	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.31	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.32	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.33	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.34	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.35	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees including James Few (incorporated herein by reference to exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2005, filed on November 9, 2005)*
10.36	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.37	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.38	Amendment to Form of 2006 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.39	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.40	Form of 2010 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed May 7, 2010)*
10.41	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.42	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*

Exhibit
Number	Description

10.43	Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.44	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)*
10.45	Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.46	Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated herein by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.47	Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.48	Form of Performance Share Award relating to performance shares granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.49	Amendment to Form of 2007 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.50	Form of 2008 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.51	Form of 2009 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2009, filed August 4, 2009)*
10.52	Amendment to the Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.53	Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.54	Share Purchase Agreement, dated May 13, 2008, among the Company, Halifax EES Trustees International Limited and various Candover Investments plc entities (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2008)
10.55	Master Confirmation, dated as of November 10, 2010, between the Company and Barclays Bank plc relating to the accelerated share purchase program, filed with this report
10.56	Supplemental Confirmation, dated as of November 10, 2010, between the Company and Barclays Bank plc relating to the accelerated share purchase program, filed with this report**
10.57	Master Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)
10.58	Supplemental Confirmation, dated as of September 28, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2007, filed November 8, 2007)

Exhibit
Number	Description

10.59	Supplemental Confirmation, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)
10.60	Amendment Agreement, dated as of November 9, 2007, between the Company and Goldman, Sachs & Co. relating to the accelerated share purchase program (incorporated herein by reference to exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)
10.61	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.62	Insurance Letters of Credit — Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.63	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.64	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.65	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.66	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.67	Amendment to Committed Letter of Credit Facility dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
10.68	Amendment to Pledge Agreement dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
10.69	Letter of Credit between Aspen Insurance Limited and Citibank Europe plc dated April 29, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)
10.70	$200,000,000 Facility Agreement between Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank plc dated October 6, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)
10.71	Supplemental Confirmation, dated as of January 5, 2010, between the Company and Goldman, Sachs & Co. relating to a collared accelerated stock buyback (incorporated herein by reference to exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)**
21.1	Subsidiaries of the Company, filed with this report
23.1	Consent of KPMG Audit Plc, filed with this report
24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

Exhibit
Number	Description

31.2	Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.5458, which was the closing exchange rate on December 31, 2010 for the British Pound/U.S. Dollar exchange rate as displayed on Reuters. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY(1)

	Last(2)	High	Low	Average(3)

Month Ended January 31, 2011	1.6014	1.6014	1.5473	1.5788
Month Ended December 31, 2010	1.5612	1.5862	1.5368	1.5599
Month Ended November 30, 2010	1.5562	1.6268	1.5562	1.5952
Month Ended October 31, 2010	1.6038	1.6038	1.5682	1.5857
Month Ended September 30, 2010	1.5716	1.5827	1.5358	1.5575
Month Ended August 31, 2010	1.5348	1.5953	1.5348	1.5652

Year Ended December 31, 2010	1.5612	1.6362	1.4334	1.5458
Year Ended December 31, 2009	1.6170	1.6989	1.3753	1.5670
Year Ended December 31, 2008	1.4593	2.0335	1.4392	1.8524
Year Ended December 31, 2007	1.9849	2.1074	1.9205	2.0019
Year Ended December 31, 2006	1.9589	1.9815	1.7199	1.8436
Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033

(1)	Data obtained from Bloomberg LP.

(2)	“Last” is the closing exchange rate on the last business day of each of the periods indicated.

(3)	“Average” for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. “Average” for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

By:	/s/ Christopher O’Kane
Name:     Christopher O’Kane

Title:	Chief Executive Officer

Date: February 25, 2011

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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 25th day of February, 2011.

Signature	Title

/s/ Glyn Jones Glyn Jones	Chairman and Director

/s/ Christopher O’Kane Christopher O’Kane	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Houghton Richard Houghton	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Albert Beer Albert Beer	Director

/s/ Liaquat Ahamed Liaquat Ahamed	Director

Signature	Title

/s/ Matthew Botein Matthew Botein	Director

/s/ Richard Bucknall Richard Bucknall	Director

/s/ John Cavoores John Cavoores	Director

/s/ Ian Cormack Ian Cormack	Director

/s/ Julian Cusack Julian Cusack	Director

/s/ Heidi Hutter Heidi Hutter	Director

/s/ David Kelso David Kelso	Director

/s/ Peter O’Flinn Peter O’Flinn	Director

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2010.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In addition we have audited the financial statement schedules on pages S-2 to S-8. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, on the financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc
KPMG Audit Plc

London, United Kingdom
February 25, 2011

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2010, 2009 and 2008
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2010	2009	2008

Revenues
Net earned premium	$1,898.9	$1,823.0	$1,701.7
Net investment income	232.0	248.5	139.2
Net realized and unrealized investment gains/(losses)	50.6	11.4	(47.9)
Change in fair value of derivatives	(0.2)	(8.0)	(7.8)
Other income	9.1	8.0	5.7

Total Revenues	2,190.4	2,082.9	1,790.9

Expenses
Losses and loss adjustment expenses	1,248.7	948.1	1,119.5
Policy acquisition expenses	328.5	334.1	299.3
General, administrative and corporate expenses	258.6	252.4	208.1
Interest on long-term debt	16.5	15.6	15.6
Net realized and unrealized exchange gains/(losses)	(2.2)	(2.0)	8.2
Total Expenses	1,850.1	1,548.2	1,650.7

Income from operations before income tax	340.3	534.7	140.2
Income tax expense	(27.6)	(60.8)	(36.4)

Net Income	$312.7	$473.9	$103.8

Per share data
Weighted average number of ordinary share & share equivalents
Basic	76,342,632	82,698,325	82,962,882
Diluted	80,014,738	85,327,212	85,532,102
Basic earnings per ordinary share adjusted for preference share dividends	$3.80	$5.82	$0.92

Diluted earnings per ordinary share adjusted for preference share dividends	$3.62	$5.64	$0.89

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2010 and 2009
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,120.8 and $5,064.3)	$5,360.4	$5,249.9
Fixed income maturities, trading at fair value (amortized cost — $388.8 and $332.5)	406.2	348.1
Other investments, equity method	30.0	27.3
Short-term investments, available for sale at fair value (amortized cost — $286.1 and $368.2)	286.0	368.2
Short-term investments, trading at fair value (amortized cost — $3.7 and $3.5)	3.7	3.5

Total investments	6,086.3	5,997.0
Cash and cash equivalents	1,179.1	748.4
Reinsurance recoverable
Unpaid losses	279.9	321.5
Ceded unearned premiums	62.4	103.8
Receivables
Underwriting premiums	821.7	708.3
Other	67.9	64.1
Funds withheld	83.3	85.1
Deferred policy acquisition costs	166.8	165.5
Derivatives at fair value	6.8	6.7
Receivable for securities sold	0.2	11.9
Office properties and equipment	34.8	27.5
Other assets	21.9	9.2
Intangible assets	21.0	8.2

Total assets	$8,832.1	$8,257.2

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2010 and 2009
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2010	2009

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$3,820.5	$3,331.1
Unearned premiums	859.0	907.6

Total insurance reserves	4,679.5	4,238.7
Payables
Reinsurance premiums	113.7	110.8
Deferred taxation	49.1	83.9
Current taxation	11.1	10.3
Accrued expenses and other payables	238.0	249.3
Liabilities under derivative contracts	—	9.2

Total payables	411.9	463.5
Long-term debt	498.8	249.6

Total liabilities	$5,590.2	$4,951.8

Commitments and contingent liabilities (see Note 18)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 76,342,632 shares of 0.15144558¢ each (2009 — 83,327,594 )	0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2009 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2009 — 5,327,500)	—	—
Non-Controlling interest	0.5	—
Additional paid-in capital	1,388.3	1,763.0
Retained earnings	1,528.7	1,285.0
Accumulated other comprehensive income	324.3	257.3

Total shareholders’ equity	3,241.9	3,305.4

Total liabilities and shareholders’ equity	$8,832.1	$8,257.2

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2010, 2009 and 2008

($ in millions)

	Twelve Months Ended December 31,
	2010	2009	2008

Ordinary shares
Beginning and end of year	$0.1	$0.1	$0.1

Preference shares
Beginning and end of year	—	—	—

Non-Controlling interest
Initial investment	0.8	—	—
Share of net income/(loss) for the year	(0.3)	—	—

End of period	0.5	—	—
Additional paid-in capital
Beginning of year	1,763.0	1,754.8	1,846.1
New ordinary shares issued	20.3	25.1	2.0
Ordinary shares repurchased and cancelled	(407.8)	—	(100.3)
Preference shares repurchased and cancelled	—	(34.1)	—
Share-based compensation	12.8	17.2	7.0

End of year	1,388.3	1,763.0	1,754.8

Retained earnings
Beginning of year	1,285.0	884.7	858.8
Net income for the year	312.7	473.9	103.8
Dividends on ordinary shares	(46.5)	(49.8)	(50.2)
Dividends on preference shares	(22.8)	(23.8)	(27.7)
Share of net (income)/loss due to Non-Controlling interest	0.3	—	—

End of year	1,528.7	1,285.0	884.7

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of year	103.4	87.6	80.2
Change for the year, net of income tax	10.0	15.8	7.4

End of year	113.4	103.4	87.6

Loss on derivatives, net of taxes:
Beginning of year	(1.2)	(1.4)	(1.6)
Reclassification to interest payable	0.2	0.2	0.2

End of year	(1.0)	(1.2)	(1.4)

Unrealized appreciation/(depreciation) on investments, net of taxes:
Beginning of year	155.1	53.3	34.0
Change for the year, net of income tax credit of $2.8 and tax expense of $16.4	56.8	101.8	19.3

End of year	211.9	155.1	53.3

Total accumulated other comprehensive income, net of taxes	324.3	257.3	139.5

Total shareholders’ equity	$3,241.9	$3,305.4	$2,779.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2010, 2009 and 2008
($ in millions)

	Twelve Months Ended December 31,
	2010	2009	2008

Net income	$312.7	$473.9	$103.8

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains)/losses on investments included in net income	(21.0)	3.8	24.3
Change in net unrealized gains/(losses) on available for sale securities held	77.8	98.0	(5.0)
Amortization of loss on derivative contract	0.2	0.2	0.2
Change in foreign currency translation adjustment	10.0	15.8	7.4

Other comprehensive income	67.0	117.8	26.9

Comprehensive income	$379.7	$591.7	$130.7

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2010, 2009 and 2008
($ in millions)

	Twelve Months Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$312.7	$473.9	$103.8
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21.4	10.5	10.6
Share-based compensation expense	12.8	17.2	7.0
Net realized and unrealized (gains)/losses	(47.9)	(9.1)	47.9
Net realized (gains)/losses included in net investment income	—	(19.6)	96.6
Other investment (gains)	(2.7)	(2.3)	—
Loss on derivative contract	0.2	0.2	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	509.2	171.5	332.9
Unearned premiums	(42.8)	96.9	53.1
Reinsurance recoverables:
Unpaid losses	40.0	(38.6)	22.1
Ceded unearned premiums	39.5	(57.5)	30.7
Accrued investment income and other receivables	(3.1)	(17.6)	13.3
Deferred policy acquisition costs	(2.3)	(15.8)	(15.8)
Reinsurance premiums payable	3.2	5.0	22.5
Funds withheld	1.8	(0.1)	19.5
Premiums receivable	(119.7)	(55.9)	(144.6)
Deferred taxes	(29.9)	20.3	3.9
Income tax payable	2.2	1.3	(51.5)
Accrued expenses and other payable	(50.2)	56.8	(17.6)
Fair value of derivatives and settlement of liabilities under derivatives	(9.3)	3.2	(2.4)
Intangible assets	0.8	—	—
Other assets	(11.3)	6.3	(1.7)

Net cash generated by operating activities	$624.6	$646.6	$530.5

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2010, 2009 and 2008
($ in millions)

	Twelve Months Ended December 31,
	2010	2009	2008

Cash flows generated from/(used in) investing activities:
Purchases of fixed income maturities	$(2,807.2)	$(2,927.2)	$(2,627.0)
Net sales/(purchases) from other investments	—	282.1	177.1
Proceeds from sales and maturities of fixed income maturities	2,712.0	1,898.9	2,358.8
Net sales/(purchases) of short-term investments	91.8	(97.0)	24.3
Net change in receivable/(payable) for securities sold/(purchased)	52.3	165.4	(177.1)
Payments for acquisitions net of cash acquired	(13.4)	—	—
Purchase of equipment	(17.9)	(4.6)	(11.4)

Net cash generated from/(used in) investing activities	17.6	(682.4)	(255.3)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	20.3	25.1	2.0
Ordinary shares repurchased	(407.8)	—	(100.3)
Costs from the redemption of preference shares	—	(34.1)	—
Minority interest	0.5	—	—
Proceeds from issuance of long-term debt	249.2	—	—
Dividends paid on ordinary shares	(46.5)	(49.8)	(50.2)
Dividends paid on preference shares	(22.8)	(23.8)	(27.7)

Net cash used in financing activities	(207.1)	(82.6)	(176.2)

Effect of exchange rate movements on cash and cash equivalents	(4.4)	57.7	58.7

Increase/(decrease) in cash and cash equivalents	430.7	(60.7)	157.7
Cash and cash equivalents at beginning of year	748.4	809.1	651.4

Cash and cash equivalents at end of year	$1,179.1	$748.4	$809.1

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	$56.0	$55.5	$76.2
Cash paid during the year for interest	$15.0	$15.0	$15.0

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2010, 2009 and 2008
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

Assumptions and estimates made by the directors have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, gross written premiums and commissions which have not been reported to the company such as those relating to proportional treaty reinsurance contracts, the fair value of derivatives and other level 3 investments and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the assumptions or estimates were made.

(b)	Accounting for Insurance and Reinsurance Operations

Premiums Earned.  Premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statement of operations, net of the cost of purchased reinsurance. Premiums written which are not yet recognized as earned premium are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported to the Company are estimated and accrued. Due to the time lag inherent in reporting of premiums by cedants, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts will be recorded in the period in which the actual amounts are determined.

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

Outward reinsurance premiums are accounted for in the same accounting methodology as inwards premiums. Reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while “risk attaching during” policies are expensed using the same ratio as the underlying premiums on a daily pro rata basis.

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

General, Administrative and Corporate Expenses.  These costs represent the expenses incurred in running the business and include, but are not limited to: remunerations costs for employees; rentals costs; IT development and support costs; and professional and consultancy fees, including audit fees. When reporting the results for our operating segments, the Company includes expenses which are directly attributable to the segment plus an allocation of central administrative costs. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are related to the Company’s operations. They include group executive costs, group finance, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including new teams which have not commenced underwriting.

(c)	Accounting for Investments

Fixed Income Maturities.  The fixed maturity portfolio comprises corporate bonds, mortgage and asset backed securities and U.S., U.K. and other government securities. The Company classifies its portfolio as either trading or available for sale according to the facts and circumstances of the investments held. The entire fixed maturity investment portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from third-party pricing services. Realized gains and losses from the available for sale portfolio are the result of actual sales of securities or other-than-temporary impairments. Unrealized gains and losses represent the difference between the carrying value of the security and its market value at the reporting date and are included in other comprehensive income for securities classified as available for sale and as realized gains and losses for securities classified as trading. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions.

Mortgage and Asset-Backed Securities.  The Company classifies its mortgage-backed and asset-backed securities as either trading or available for sale according to the facts and circumstances of the investments held. Accordingly, that portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from a third-party pricing service. Realized gains and losses from the available for sale portfolio are the result of actual sales of securities or other-than-temporary impairments. Unrealized gains and losses represent the difference between the carrying value of the security and its market value at the reporting date and are included in other comprehensive income for securities classified as available for sale and as realized gains and losses for securities classified as trading.

Other Investments.  Other investments represent our investments that are recorded using the equity method of accounting. Adjustments to the carrying value of these investments are made based on the net asset value of the investee.

Short-term Investments.  Short-term investments primarily comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are held as part of the investment portfolio of the Company. Short-term investments are classified as either trading or available for sale according to the facts and circumstances of the investment held, and carried at estimated fair value.

Cash and Cash Equivalents.  Cash and cash equivalents are carried at fair value. Cash and cash equivalents comprise cash on hand, deposits held on call with banks and other short-term highly liquid investments due to mature within three months from the date of purchase and which are subject to insignificant risk of change in fair value.

Other-than-temporary Impairment of Investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. Impairment occurs when there is no objective evidence to support recovery in value before disposal and we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security.

These impairments will be included within realized losses and the cost basis of the investment reduced accordingly.

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

Investment Income.  Investment income is recognized when earned and includes interest income together with amortization of premium and accretion of discount on available for sale and trading investments and included the change in estimated fair value of investments in funds of hedge funds, which the Company exited in 2009.

(d)	Accounting for Derivative Financial Instruments

The Company enters into derivative instruments such as swaps and forward contracts in order to manage certain investment portfolio risk and exposures, foreign currency exposures and credit exposures in relation to our reinsurance counterparties. The Company accounts for its derivatives in accordance with FASB ASC 815 Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights and obligations. Changes in fair value are reported as gains or losses in earnings as they occur.

The accounting for the gain or loss due to the changes in the fair value of these instruments is dependent on whether the derivative qualifies as a hedge. If the derivative does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative does qualify as a hedge, the accounting treatment varies based on the type of risk being hedged. The Company does not apply hedge accounting at this time.

(e)	Intangible Assets

Acquired insurance licenses are held in the consolidated balance sheet at cost. Acquired insurance licenses are not currently being amortized as the directors believe that these will have an indefinite life.

On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid was initially capitalized and recognized as an intangible asset on the Company’s balance sheet and was amortized on a straight-line basis over the useful economic life of the trademark which was considered to be 99 years. On November 10, 2009, the Company purchased for approximately $800 the right to use the Aspen trademark indefinitely from the Capita Group PLC, parent to Capita Hartshead (Actuaries & Pension Consultants) Ltd formerly known as Aspen (Actuaries & Pension Consultants) Plc.

On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset is attributable to distribution and employees in the ratio of 60:40. The distribution share of $2.2 million is amortized over four years reflecting the additional protection rights to protect the book of business if the lead underwriter were to resign. The amortization of the employee element of $1.4 million is amortized over three years which is in line with lead underwriter’s lock-in period and earn-out period.

On February 14, 2010, we entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. The value of these licenses was $10.0 million. We completed the transaction on August 16, 2010.

The directors test for impairment of intangible assets annually or when events or changes in circumstances indicate that the asset might be impaired.

(f)	Office Properties and Equipment

Office equipment is carried at fair value. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated over three years with depreciation for software commencing on the date the software is brought into use. Leasehold improvements are depreciated over 15 years. Furniture and fittings are depreciated over four years. The total depreciation in the income statement was $12.1 million for the twelve months ended December 31, 2010 (2009 — $9.0 million).

(g)	Foreign Currencies Translation

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company’s foreign operations and branches are the currencies in which the majority of the business is transacted. The Company, its foreign operations and branches also transact business in non-functional currencies. The gain or loss resulting from the revaluation of non-functional currency assets and liabilities are recorded in the income statement. Revenue and expenses of foreign operations are recorded at the exchange rate prevailing at the date of the transaction. Assets and liabilities of foreign operations are translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. The unrealized gain or loss from the translation of non-function currency assets and liabilities are recorded as part of shareholders’ equity, net of tax. The unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflect the effect on earnings of the average number of shares outstanding associated with dilutive securities.

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

(l)	New Accounting Policies

New Accounting Pronouncements adopted in 2010

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

Accounting standards not yet adopted

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. Step 1 requires reporting entities to identify any potential impairments, on either an annual or interim basis, by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value is less than the carrying value and, it is more likely than not that an impairment exists, then the amount of the impairment will be assessed in the updated guidance in Step 2. Evaluating an impairment in Step 2 requires the evaluation of qualitative factors including the factors presented in existing guidance that trigger an interm impariment test of goodwill such as an adverse change in the business climate, unanticipated competition, or the expectation that a reporting unit will be sold or disposed. ASU 2010-28 is effective for annual reporting periods beginning after December 15, 2010. The Company does not expect the provision of the new guidance will have a material impact on its consolidated financial statements.

In 2010, the FASB’s Emerging Issues Task Force issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which require costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisitions costs. This decision would require us to write back the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. We have undertaken a review to quantify the impact of the change. The maximum impact would be if we were required to write back all of the deferred underwriting costs and would result in a $14.2 million increase in cumulative operating expenses with the change being spread across the current and prior years. ASU 2010-26 is effective for annual reporting periods beginning after December 15, 2011 and we will not be early adopting this standard.

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc, now part of Catlin Group Limited (“Wellington”)

Wellington Options.  As disclosed in Note 16, the Company granted options to subscribe to its shares to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 (the Names’ Trust) in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen U.K. through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. These options have been recorded at a value of $Nil, equal to the transferor’s historical cost basis of the assets transferred to the Company. Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issue of 426,083 ordinary shares by the Company. As at February 15, 2011, the Names Trust held 1,123,772 options.

APJ Continuation Limited

On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The business writes a specialist account of K&R insurance which complements our existing political and financial risk line of business. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. An amount of $3.8 million is the estimated goodwill on acquisition that is treated as an intangible asset. Mr. Villers, an executive officer, was previously a director of APJ and was a 30% shareholder.

4.	Earnings Per Ordinary Share

	Twelve Months Ended December 31,
	2010	2009	2008
		($ in millions)

Earnings
Net income as reported	$312.7	$473.9	$103.8
Preference dividends	(22.8)	(23.8)	(27.7)
Preference stock repurchase gain	—	31.5	—

Basic and diluted net income available to ordinary shareholders	$289.9	$481.6	$76.1

Ordinary shares
Basic weighted average ordinary shares	76,342,632	82,698,325	82,962,882
Weighted average effect of dilutive securities	3,672,106	2,628,887	2,569,220

Total diluted weighted average ordinary shares	80,014,738	85,327,212	85,532,102

Earnings per ordinary share
Basic	$3.80	$5.82	$0.92

Diluted	$3.62	$5.33	$0.89

Dilutive securities comprise; employee options, performance shares associated with the Company’s long term incentive program, restricted stock units, and preferred income equity replacement shares in issue over the Company’s ordinary shares.

On February 4, 2011, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	March 4, 2011	February 18, 2011
5.625% preference shares	$0.703125	April 1, 2011	March 15, 2011
7.401% preference shares	$0.462563	April 1, 2011	March 15, 2011

5.	Segment Reporting

On January 14, 2010, the Company announced a new organizational structure in accordance with the way the group is managed in two underwriting segments; insurance and reinsurance, Aspen Insurance and Aspen Reinsurance, to enhance and better serve our global customer base. In arriving at these reporting segments, we have considered similarities in economic characteristics, products, customers, distribution, and the regulatory environment.

Reinsurance Segment.  Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty, and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty).

Property Catastrophe Reinsurance:  Property catastrophe reinsurance is generally written on a treaty excess of loss basis where we provide protection to an insurer for an agreed portion of the total losses from a single event in excess of a specified loss amount. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a worldwide basis or limited in scope to selected regions or geographical areas.

Other Property Reinsurance:  Other property reinsurance is written on excess of loss, pro rata and facultative basis (U.S. and international) and includes our risk solutions business. Treaty excess of loss property treaty reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Our treaty pro rata reinsurance product provides proportional coverage to the reinsured. We share original losses in the same proportion as our share of premium and policy amounts within contractual terms. Pro rata contracts typically involve close client relationships including regular audits of the cedants’ data and is written on an excess of loss basis for primary insurers in the U.S. as well as worldwide. This line of business is not typically driven by natural perils. Our risk solutions business writes property insurance risks for a select group of U.S. program managers.

Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, pro rata and facultative basis and consists of U.S. treaty, international treaty, and casualty facultative. The casualty treaty reinsurance business we write in the U.S. and internationally includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our U.S. treaty business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and pro rata basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and specialty lines (marine, aviation, satellite). Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. In February 2010, we started writing agricultural reinsurance out of our Zurich office. This business consists of European and Latin American agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business. Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance.

A very high percentage of the property reinsurance contracts that we write excludes coverage for losses arising from the peril of terrorism. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) (currently set to expire on December 31, 2014). With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts in this segment, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

Insurance Segment.  Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

Property Insurance:  Our property insurance line comprises U.K. commercial property and construction and U.S. commercial property (excess and surplus lines basis), written on a primary, excess, quota share and facultative basis. In 2010, we established ARML, which will primarily distribute U.K. regional commercial property and liability business.

•	U.S. Property: The U.S. commercial property team covers mercantile, manufacturing, municipal and commercial real estate business.

•	U.K. Property: The U.K. commercial property insurance team provides physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. institutional property owners, middle market corporate and public sector clients.

Casualty Insurance:  Our casualty insurance line comprises U.K. commercial liability, global excess casualty and U.S. casualty insurance, written on a primary, quota share and facultative basis. In 2010, we significantly reduced the amount of contractor business written in the U.S.

•	U.K. Commercial Liability: The U.K. commercial liability team provides employers’ liability coverage and public liability coverage for insureds domiciled in the U.K. and Ireland.

•	Global Excess Casualty: The global excess casualty line writes large, sophisticated and risk-managed insureds worldwide and covers broad-based risks at high attachment points, including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market.

•	U.S. Casualty: The U.S. casualty account primarily consists of lines written within the general liability and umbrella liability insurance segments. Coverage on our general liability line is offered on those risks that are primarily miscellaneous, products liability, contractors (general contractors and artisans), real estate and retail risks and other general liability business.

Marine, Energy and Transportation Insurance Our marine, energy and transportation insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, and aviation, written on a primary, quota share and facultative basis. In 2010, we hired a team in the U.S. which writes U.S. inland marine and ocean risks.

•	M.E.C. Liability: The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides liability cover for companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. commercial construction sectors.

•	Energy Physical Damage: Energy physical damage provides insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector.

•	Marine Hull: The marine hull team insures physical damage for ships (including war and associated perils) and related marine assets.

•	Specie: The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car.

•	Aviation: The aviation team writes physical damage insurance on hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide aviation hull deductible cover.

Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial institutions, professional liability (including management & technology liability) and financial and political risks, written on a primary, quota share and facultative basis.

•	Financial Institutions: Our financial institutions business is written on both a primary and excess of loss basis and consists of professional liability, crime insurance and D&O cover, with the largest exposure comprising risks headquartered in the U.K., followed by Australia and the U.S. and then Canada and Western Europe. We cover financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models.

•	Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)) and the U.K. and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and European business while the U.S. team focuses on the U.S. and Canada. We insure a wide range of professions including lawyers, surveyors, accountants, architects and engineers.

•	Management & Technology Liability: We write on both a primary and excess basis D&O insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions.

•	Financial and Political Risks: The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover), piracy and K&R. We write financial and political risks worldwide but with concentrations in a number of countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

Non-underwriting Disclosures:  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are related to our operations. They include group executive costs, group finance, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including new teams which have not commenced underwriting.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the twelve months ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
		($ in millions)

Underwriting revenues
Gross written premiums	$1,162.2	$914.6	$2,076.8
Net written premiums	1,118.5	772.6	1,891.1
Gross earned premiums	1,186.4	907.9	2,094.3
Net earned premiums	1,141.8	757.1	1,898.9
Underwriting Expenses
Losses and loss expenses	693.5	555.2	1,248.7
Policy acquisition expenses	202.4	126.1	328.5
Operating and administrative expenses	112.3	99.4	211.7

Underwriting income/(loss)	$133.6	$(23.6)	110.0

Corporate expenses			(46.9)
Net investment income			232.0
Net realized investment gains			50.6
Change in fair value of derivatives			(0.2)
Interest expense on long-term debt			(16.5)
Net foreign exchange gains			2.2
Other income			9.1

Income before income taxes			340.3
Income tax (expense)			(27.6)

Net income			$312.7

Net reserves for loss and loss adjustment expenses	$2,283.1	$1,257.5	$3,540.6

Ratios
Loss ratio	60.7%	73.3%	65.8%
Policy acquisition expense ratio	17.7%	16.7%	17.3%
Operating and administrative expense ratio	9.8%	13.1%	13.6%
Expense ratio	27.5%	29.8%	30.9%

Combined ratio	88.2%	103.1%	96.7%

	Twelve Months Ended December 31, 2009
	Reinsurance	Insurance	Total
		($ in millions)
		(unaudited)

Underwriting revenues
Gross written premiums	$1,176.0	$891.1	$2,067.1
Net written premiums	1,116.7	720.1	1,836.8
Gross earned premiums	1,164.4	871.0	2,035.4
Net earned premiums	1,108.1	714.9	1,823.0
Underwriting Expenses
Losses and loss expenses	467.3	480.8	948.1
Policy acquisition expenses	214.6	119.5	334.1
Operating and administrative expenses	97.5	100.7	198.2

Underwriting income	$328.7	$13.9	342.6

Corporate expenses			(54.2)
Net investment income			248.5
Net realized investment gains			11.4
Change in fair value of derivatives			(8.0)
Interest on long term debt			(15.6)
Net foreign exchange gains			2.0
Other (expenses)			8.0

Income before income taxes			534.7
Income tax (expense)			(60.8)

Net income			$473.9

Net reserves for loss and loss adjustment expenses	$1,988.4	$1,021.2	$3,009.6

Ratios
Loss ratio	42.2%	67.3%	52.0%
Policy acquisition expense ratio	19.4%	16.7%	18.3%
Operating and administrative expense ratio	8.8%	14.1%	13.8%
Expense ratio	28.2%	30.8%	32.1%

Combined ratio	70.4%	98.1%	84.1%

	Twelve Months Ended December 31, 2008
	Reinsurance	Insurance	Total
		($ in millions)
		(unaudited)

Underwriting revenues
Gross written premiums	$1,114.3	$887.4	$2,001.7
Net written premiums	1,086.3	749.2	1,835.5
Gross earned premiums	1,121.6	767.5	1,889.1
Net earned premiums	1,056.8	644.9	1,701.7
Underwriting Expenses
Losses and loss expenses	644.0	475.5	1,119.5
Policy acquisition expenses	183.6	115.7	299.3
Operating and administrative expenses	102.2	73.1	175.3

Underwriting income/(loss)	$127.0	$(19.4)	107.6

Corporate expenses			(32.8)
Net investment income			139.2
Realized investment (losses)			(47.9)
Change in fair value of derivatives			(7.8)
Interest expense on long-term debt			(15.6)
Net foreign exchange (losses)			(8.2)
Other income			5.7

Income before income taxes			140.2
Income tax (expense)			(36.4)

Net income			$103.8

Net reserves for loss and loss adjustment expenses	$1,928.3	$858.7	$2,787.0

Ratios
Loss ratio	60.9%	73.7%	65.8%
Policy acquisition expense ratio	17.4%	17.9%	17.6%
Operating and administrative expense ratio	9.7%	11.3%	12.2%
Expense ratio	27.1%	29.2%	29.8%

Combined ratio	88.0%	102.9%	95.6%

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
		($ in millions)

Australia/Asia	$102.2	$84.4	$70.4
Caribbean	7.9	2.5	3.0
Europe	104.9	78.8	102.8
United Kingdom	141.1	131.6	188.1
United States & Canada(1)	840.4	924.5	926.7
Worldwide excluding United States(2)	145.8	150.6	112.9
Worldwide including United States(3)	672.4	659.8	553.4
Others	62.1	34.9	44.4

Total	$2,076.8	$2,067.1	$2,001.7

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.	Investments

Fixed Maturities-Available for Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities:

	As at December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
		($ in millions)

U.S. government securities	$701.5	$25.5	$(1.6)	$725.4
U.S. agency securities	278.7	23.6	—	302.3
Municipal securities	31.1	0.4	(0.8)	30.7
Corporate securities	2,208.4	121.0	(3.7)	2,325.7
Foreign government securities	601.0	16.9	(1.0)	616.9
Asset-backed securities	54.0	4.8	—	58.8
Non-agency commercial mortgage-backed securities	119.7	8.4	—	128.1
Agency mortgage-backed securities	1,126.4	48.7	(2.6)	1,172.5

Total fixed maturities — available for sale	$5,120.8	$249.3	$(9.7)	$5,360.4

	As at December 31, 2009
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
		($ in millions)

U.S. government securities	$492.1	$17.4	$(2.0)	$507.5
U.S. agency securities	368.6	20.7	(0.2)	389.1
Municipal securities	20.0	—	(0.5)	19.5
Corporate securities	2,178.1	90.3	(3.8)	2,264.6
Foreign Government Securities	509.9	13.9	(1.5)	522.3
Asset-backed securities	110.0	5.1	—	115.1
Non-agency residential mortgage-backed securities	34.2	8.6	(0.6)	42.2
Non-agency commercial mortgage-backed securities	178.5	2.5	(1.0)	180.0
Agency mortgage-backed securities	1,172.9	40.2	(3.5)	1,209.6

Total fixed maturities — available for sale	$5,064.3	$198.7	$(13.1)	$5,249.9

The scheduled maturity distribution of available for sale fixed maturity securities as of December 31, 2010 and December 31, 2009 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2010
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
		($ in millions)

Due one year or less	$337.7	$343.8	AA+
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA–
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency commercial mortgage-backed securities	119.7	128.1	AA+
Agency mortgage-backed securities	1,126.4	1,172.5	AAA
Other asset-backed securities	54.0	58.8	AAA

Total fixed maturities — available for sale	$5,120.8	$5,360.4

	As at December 31, 2009
	Amortized	Fair	Average
	Cost or	Market	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$296.4	$301.4	AA
Due after one year through five years	2,057.1	2,133.2	AA+
Due after five years through ten years	1,094.2	1,143.5	AA–
Due after ten years	121.0	124.9	AA

Subtotal	3,568.7	3,703.0
Non-agency residential mortgage-backed securities	34.2	42.2	BBB-
Non-agency commercial mortgage-backed securities	178.5	180.0	AAA
Agency mortgage-backed securities	1,172.9	1,209.6	AAA
Other asset-backed securities	110.0	115.1	AAA

Total fixed maturities — available for sale	$5,064.3	$5,249.9

Fixed Maturities — Trading.  The following tables present the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at December 31, 2010 and 2009:

	As at December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		($ in millions)

U.S. government securities	$48.9	$0.1	$(0.7)	$48.3
U.S. agency securities	0.5	—	—	0.5
Municipal Securities	3.2	0.1	—	3.3
Corporate securities	322.4	18.4	(1.0)	339.8
Foreign government securities	8.9	0.5	—	9.4
Asset-backed securities	4.9	—	—	4.9

Total fixed maturities — trading	$388.8	$19.1	$(1.7)	$406.2

	As at December 31, 2009
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		($ in millions)

U.S. government securities	$7.3	$—	$(0.8)	$6.5
U.S. agency securities	0.4	—	—	0.4
Municipal securities	1.8	—	—	1.8
Corporate securities	313.2	16.6	(0.4)	329.4
Foreign government securities	4.8	0.2	—	5.0
Asset-backed securities	5.0	—	—	5.0

Total fixed maturities — trading	$332.5	$16.8	$(1.2)	$348.1

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Other investments.  Other investments as at December 31, 2010 and 2009 are as follows:

					Undistributed
					Carrying
	Aspen’s		Carrying	Funds	Value of
As at December 31, 2010	Investment	Realized Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

					Undistributed
					Carrying
	Aspen’s		Carrying	Funds	Value of
As at December 31, 2009	Investment	Realized Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$25.0	$2.3	$27.3	$—	$27.3

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

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 30, 2010, fees of $0.3 million (2009 — $0.1 million), were payable to us.

The Company has determined that each of Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Neither Cartesian Iris 2009A L.P. nor Cartesian Iris Offshore Fund L.P. is consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services.

The Company accounts for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2010, our share of gains and losses increased the value of our investment by $2.7 million (2009 — $2.3 million).The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations. For more information, please see Note 18 (c).

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

Realized and unrealized gains of $Nil (2009 — $19.8 million) were recognized through the statement of operations in the year ended December 31, 2010.

Gross unrealized loss.  The following tables summarize as at December 31, 2010 and December 31, 2009, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at December 31, 2010
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$112.9	$(1.6)	$—	$—	$112.9	$(1.6)
U.S. Agency Securities	5.5	—	—	—	5.5	—
Municipal Securities	16.0	(0.8)	—	—	16.0	(0.8)
Foreign Government Securities	110.0	(1.0)	5.0	—	115.0	(1.0)
Corporate Securities	212.5	(3.7)	2.2	—	214.7	(3.7)
Asset-backed Securities	0.2	—	—	—	0.2	—
Agency Mortgage-backed Securities	182.6	(2.6)	0.3	—	182.9	(2.6)
Non-agency Commercial Mortgage-backed Securities	2.9	—	—	—	2.9	—

Total Fixed Income	642.6	(9.7)	7.5	—	650.1	(9.7)
Short term Investments	45.8	(0.1)	—	—	45.8	(0.1)

Total	$688.4	$(9.8)	$7.5	$—	$695.9	$(9.8)

	As at December 31, 2009
	0-12 months		Over 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			($ in millions)

U.S. Government Securities	$121.2	$(2.0)	$—	$—	$121.2	$(2.0)
U.S. Agency Securities	9.9	(0.2)	—	—	9.9	(0.2)
Municipal Securities	15.1	(0.5)	—	—	15.1	(0.5)
Foreign Government Securities	113.2	(1.5)	—	—	113.2	(1.5)
Corporate Securities	319.5	(3.6)	20.0	(0.2)	339.5	(3.8)
Asset-backed Securities	0.5	—	—	—	0.5	—
Agency Mortgage-backed Securities	307.5	(3.5)	1.2	—	308.7	(3.5)
Non-agency Residential Mortgage-backed Securities	—	—	6.5	(0.6)	6.5	(0.6)
Non-agency Commercial Mortgage-backed Securities	14.6	(0.1)	43.8	(0.9)	58.4	(1.0)

Total	$901.5	$(11.4)	$71.5	$(1.7)	$973.0	$(13.1)

As at December 31, 2010, we held 221 fixed maturities (December 31, 2009 — 277 fixed maturities) in an unrealized loss position with a fair value of $650.1 million (2009 — $973.0 million) and gross unrealized losses of $9.7 million (2009 — $13.1 million). We believe that the gross unrealized losses are attributable mainly to interest rate movements and we believe that the period of those investments in an unrealized loss position is temporary.

Other-than-temporary Impairment of Investments.  The difference between the cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. Impairment occurs when there is no objective evidence to support recovery in value before disposal and we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security.

These impairments will be included within realized losses and the cost basis of the investment reduced accordingly.

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total other-than-temporary impairment for the twelve months ended December 31, 2010, was $0.3 million (2009 — $23.2 million).

Fair Value Measurements.  The Company’s estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

The Company considers prices for actively traded Treasury securities to be derived based on quoted prices in an active market for identical assets, which are Level 1 inputs in the fair value hierarchy. The Company considers prices for other securities priced via vendors, indices and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

Fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. The Company uses a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in the Company’s portfolio do not use significant unobservable inputs or modelling techniques.

The following tables present the level within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at December 31, 2010 and December 31, 2009.

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities available for sale, at fair value	$1,232.9	$4,120.7	$6.8	$5,360.4
Short-term investments available for sale, at fair value	246.8	39.2	—	286.0
Fixed income maturities, trading at fair value	52.4	353.8	—	406.2
Short-term investments, trading at fair value	—	3.7	—	3.7
Derivatives at fair value (interest-rate swaps)	—	6.8	—	6.8

Total	$1,532.1	$4,524.2	$6.8	$6,063.1

	As at December 31, 2009
	Level 1	Level 2	Level 3	Total
		($ in millions)

Fixed income maturities available for sale, at fair value	$1,029.8	$4,205.2	$14.9	$5,249.9
Short-term investments available for sale, at fair value	293.1	75.1	—	368.2
Fixed income maturities, trading at fair value	11.6	336.5	—	348.1
Short-term investments, trading at fair value	—	3.5	—	3.5
Derivatives at fair value (credit insurance contract)	—	—	6.7	6.7

Total	$1,334.5	$4,620.3	$21.6	$5,976.4

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value. As at December 31, 2010, these were purely securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker-dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value at December 31, 2009 consisted of the credit insurance contract as described in Note 9.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2010.

	Twelve Months Ended December 31, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
		($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in earnings	—	(6.7)	(6.7)
Included in comprehensive income	(1.1)	—	(1.1)
Settlements	3.7	—	3.7
Sales	(10.7)	—	(10.7)

Level 3 assets as of December 31, 2010	$6.8	$—	$6.8

	Twelve Months Ended December 31, 2009
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
		($ in millions)

Level 3 assets as of January 1, 2009	$2.8	$11.8	$14.6
Securities transferred in/(out) of Level 3	14.0	—	14.0
Total unrealized gains or (losses):
Included in earnings	—	(7.4)	(7.4)
Included in comprehensive income	3.8	—	3.8
Settlements	—	(2.7)	(2.7)
Other	—	5.0	5.0
Sales	(5.7)	—	(5.7)

Level 3 assets as of December 31, 2009	$14.9	$6.7	$21.6

The following table presents the Company’s liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at December 31, 2010.

December 31, 2010
	Level 1	Level 2	Level 3
($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$—

	December 31, 2009
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Credit insurance contract	$—	$—	$9.2

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2010 and 2009.

	Twelve Months Ended December 31,
	2010	2009
	($ in millions)

Beginning Balance	$9.2	$11.1
Fair value changes included in earnings	0.3	(0.7)
Settlements	(9.5)	(6.2)
Purchases/Premiums	—	5.0

Ending Balance	$—	$9.2

On October 26, 2010, we gave notice at our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation has triggered a final payment of $1.9 million to contract counter-parties. During the year ended December 31, 2009, the Company recognized the extension of the credit derivative contract beyond the first cancellation period which resulted in an increase in the liability of $5.0 million.

7.	Investment Transactions

The following table sets out an analysis of investment purchases/sales and maturities:

	Twelve Months Ended December 31,
	2010	2009	2008
		($ in millions)

Purchases of fixed income maturities	$2,807.2	$2,927.2	$2,627.0
Proceeds from sales and maturities of fixed income maturities	(2,712.0)	(1,898.9)	(2,358.8)
Net (sales)/purchases of other investments	—	(282.1)	(177.1)
Net (sales)/purchases of short-term investments	(91.8)	97.0	(24.3)
Net change in (receivable)/payable for securities (sold)/purchased	(52.3)	(165.4)	177.1

Net (sales)/purchases for the year	$(48.9)	$677.8	$243.9

The following is a summary of investment income:

	Twelve Months Ended December 31,
	2010	2009	2008
		($ in millions)

Fixed income maturities — Available for sale	$217.0	$230.5	$210.1
Fixed income maturities — Trading portfolio	17.5	—	—
Short-term investments — Available for sale	2.0	5.6	32.0
Short-term investments — Trading portfolio	0.1	—	—
Fixed term deposits (included in cash and equivalents)	2.6	—	—
Other investments	0.2	19.8	(97.3)

Total	239.4	255.9	144.8
Investment expenses	(7.4)	(7.4)	(5.6)

Net investment income	$232.0	$248.5	$139.2

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended December 31,
	2010	2009	2008
		($ in millions)

Pre-tax realized investment gains and losses included in income statement:
Available for sale short-term investments and fixed maturities:
Gross realized gains	$45.3	$24.6	$12.1
Gross realized (losses)	(7.3)	(10.9)	(60.0)
Trading portfolio short-term investments and fixed maturities:
Gross realized gains	11.3	3.1	—
Gross realized (losses)	(2.9)	(0.1)	—
Net change in gross unrealized gains	1.8	15.6	—
Impairments:
Total other-than-temporary impairments	(0.3)	(23.2)	—
Equity accounted investments:
Gross realized gains in Cartesian Iris	2.7	2.3	—

Total pre-tax realized and unrealized investment gains/(losses) included in income statement	$50.6	$11.4	$(47.9)

Change in available for sale unrealized gains and (losses)
Fixed maturities	53.9	118.2	25.7
Short-term investments	—	—	(0.5)

Total change in pre-tax available for sale unrealized gains/(losses)	$53.9	$118.2	$25.2

Change in taxes	2.9	(16.4)	(5.9)

Total change in unrealized gains/(losses), net of tax	$56.8	$101.8	$19.3

8.	Reinsurance

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

Of the balance at December 31, 2010, 33.2% is with Lloyd’s of London Syndicates which are rated A by A.M. Best and A+ by S&P and 13.2% is with Munich Re which is rated A+ by A.M. Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended
	December 31,
	2010	2009	2008
		($ in millions)

Premiums written:
Direct	$914.6	$641.6	$624.6
Assumed	1,162.2	1,425.5	1,377.1
Ceded	(185.7)	(230.3)	(166.2)

Net premiums written	$1,891.1	$1,836.8	$1,835.5

Premiums earned:
Direct	$907.9	$616.2	$505.1
Assumed	1,186.4	1,419.2	1,384.0
Ceded	(195.4)	(212.4)	(187.4)

Net premiums earned	$1,898.9	$1,823.0	$1,701.7

Insurance losses and loss adjustment expenses:
Direct	$639.1	$432.0	$357.0
Assumed	695.2	617.5	876.8
Ceded	(85.6)	(101.4)	(114.3)

Net insurance losses and loss adjustment expense	$1,248.7	$948.1	$1,119.5

In respect of our insurance lines of business, we have different reinsurance covers in place for each of line of business.

9.	Derivative Financial Instruments

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2010 and 2009:

		Twelve Months Ended December 31,
Derivatives Not Designated as		2010		2009
Hedging Instruments		Notional	Fair	Notional
Under ASC 815	Balance Sheet Location	Amount	Value	Amount	Fair Value
				($ in millions)

Interest rate swaps	Derivatives at Fair Value	$500.0	$6.8	$—	$—
Credit insurance contract	Derivatives at Fair Value	$—	$—	$452.4	$6.7
Credit insurance contract	Liabilities under Derivatives	$—	$—	$452.4	$(9.2)

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the twelve months ended December 31, 2010 and 2009:

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as		Twelve Months Ended
Hedging Instruments		December 31,	December 31,
Under ASC 815	Location of Gain/(Loss) Recognized in Income	2010	2009
		($ in millions)

Interest rate swaps	Change in Fair Value of Derivatives	$6.8	$—
Credit insurance contract	Change in Fair Value of Derivatives	$(7.0)	$(8.0)

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insured the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considered the contract to be a derivative instrument because the final settlement is expected to take place two years after expiry of cover and included an amount attributable to outstanding and IBNR claims which may not at that point in time be due and payable to the Company. The contract was treated as an asset or a liability and measured at the directors’ estimate of fair value.

The contract was for five years and provides 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract did allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments were made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477.0 million but subject to adjustment had a value of $452.0 million. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation has triggered a final payment of $1.9 million to the contract counter-parties.

Interest rate swaps.  During 2010, the Company entered into interest rate swaps with a total notional amount of $500.0 million. The contracts are due to mature between August 2, 2012 and November 9, 2020. The swaps are part of its ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of its fixed income portfolio. As at December 31, 2010, there was a credit in respect of the interest rate swaps of $6.8 million (2009 — $Nil). Non-cash collateral with a fair value of $7.7 million as at December 31, 2010 (2009 — $Nil) was transferred by our counterparty. In accordance with FASB ASC 860 Topic Transfers and Servicing, no amount has been recorded in our balance sheet for the pledged assets. None of the collateral has been sold or re-pledged.

As a result of the application of derivative accounting guidance, none of the derivatives meets the requirements for hedge accounting. Changes in the estimated fair value was included in the consolidated statement of operations.

10.	Reserves for Loss and Loss Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at December 31,
	2010	2009	2008
		($ in millions)

Provision for losses and LAE at start of year	$3,331.1	$3,070.3	$2,946.0
Less reinsurance recoverable	(321.5)	(283.3)	(304.7)

Net loss and LAE at start of year	3,009.6	2,787.0	2,641.3

Net loss and loss expenses (disposed)	(35.5)	(10.0)	(15.4)

Provision for losses and LAE for claims incurred:
Current year	1,270.1	1,032.5	1,203.0
Prior years	(21.4)	(84.4)	(83.5)

Total incurred	1,248.7	948.1	1,119.5

Losses and LAE payments for claims incurred:
Current year	(116.5)	(131.6)	(205.2)
Prior years	(550.3)	(677.0)	(534.2)

Total paid	(666.8)	(808.6)	(739.4)

Foreign exchange (gains)/losses	(15.4)	93.1	(219.0)

Net losses and LAE reserves at year end	3,540.6	3,009.6	2,787.0
Plus reinsurance recoverable on unpaid losses at end of year	279.9	321.5	283.3

Provision for losses and LAE at end of year	$3,820.5	$3,331.1	$3,070.3

For the twelve months ended December 31, 2010, there was a reduction of $21.4 million in our estimate of the ultimate claims to be paid in respect of prior accident years compared to $84.4 million for the twelve months ended December 31, 2009.

The net loss and loss expenses disposed of as at December 31, 2010 of $35.5 million (2009 — $10.0 million) relates to commuted contracts. The net loss and loss expenses disposed of as at December 31, 2008 of $15.4 million represent reductions in reserves for several Lloyd’s syndicates which we originally assumed under reinsurance to close arrangements accounted for by the syndicates prior to 2006.

11.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains being imposed, they will be exempt from those taxes until 2016. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 35%. Under the current laws of England and Wales, Aspen U.K., AUL and Aspen Managing Agency Limited are taxed at the U.K. corporate tax rate of 28%. On January 1, 2011, the U.K corporate tax rate has decreased to 27%.

The total amount of unrecognized tax benefits at December 31, 2010 was $Nil. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the twelve months ended December 31, 2010, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2003 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2008, 2009 and 2010 tax years.

Total income tax for the twelve months ended December 31, 2010, 2009 and 2008 is allocated as follows:

	Twelve Months Ended
	December 31,
	2010	2009	2008
		($ in millions)

Income tax on income	$27.6	$60.8	$36.4
Income (recovery)/tax on other comprehensive income	(2.9)	16.1	5.9

Total income tax	$24.7	$76.9	$42.3

Income/(loss) before tax and income tax expense/(benefit) attributable to that income consists of:

	Twelve Months Ended
	December 31, 2010
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(67.1)	$(2.2)	$—	$(2.2)
Non-U.S.	407.4	33.4	(3.6)	29.8

Total	$340.3	$31.2	$(3.6)	$27.6

	Twelve Months Ended
	December 31, 2009
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(13.6)	$—	$—	$—
Non-U.S.	548.3	45.3	15.5	60.8

Total	$534.7	$45.3	$15.5	$60.8

	Twelve Months Ended
	December 31, 2008
	Income	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(10.8)	$—	$—	$—
Non-U.S.	151.0	12.2	24.2	36.4

Total	$140.2	$12.2	$24.2	$36.4

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended
	December 31,
	2010	2009	2008
	($ in millions)

Income Tax Reconciliation
Expected tax provision at weighted average rate	$6.8	$53.4	$36.3
Prior year adjustment	3.4	(3.7)	(2.4)
Valuation provision on U.S. deferred tax assets	16.9	4.6	3.2
Other	0.5	6.5	(0.7)

Total income tax expense	$27.6	$60.8	$36.4

Income tax returns for our U.S. and U.K. operating subsidiaries are filed with the U.S. and U.K. tax authorities after the submission date of our Annual Report on Form 10-K. The time delay between submission of the Form 10-K and the finalization of tax returns does result in differences between the estimated tax provision included in the Form 10-K and the final tax charge levied.

12.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31,
	2010	2009
	($ in millions)

Deferred tax assets:
Share options	$6.5	$6.3
Operating loss carry forwards	28.3	13.3
Insurance reserves	2.3	1.7
Other temporary differences	(1.4)	7.3

Total gross deferred tax assets	35.7	28.6
Less valuation allowance	(33.5)	(16.6)

Net deferred tax assets	$2.2	$12.0

Deferred tax liabilities:
Insurance equalization provision reserves	$(58.7)	$(61.0)
Intangible assets	(0.8)	(0.6)
Unrealized gains on investments	(0.4)	(32.8)
Deferred policy acquisition costs	(0.1)	(1.2)
Other	8.7	(0.3)

Total gross deferred tax liabilities	(51.3)	(95.9)

Net deferred tax liability	$(49.1)	$(83.9)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2010, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of $83.2 million (2009 — $4.6 million) which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026. A full valuation provision on U.S. deferred tax assets has been recognized at December 31, 2010 as management believes that it is more likely than not that a tax benefit will not be realized in the short term. A valuation allowance of $33.5 million has been established against U.S. deferred tax assets.

13.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2010 is set out below.

	As at December 31, 2010		As at December 31, 2009
	Number	U.S. $000	Number	U.S. $000

Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	70,508,013	107	83,327,594	126
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		122		141

	As at December 31, 2010	As at December 31, 2009
	$ in millions	$ in millions

Additional paid-in capital	$1,388.3	$1,763.0

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

(a)	Ordinary Shares.

The following table summarizes transactions in our ordinary shares during the three-year period ended December 31, 2010.

Number of
Shares

Shares in issue at December 31, 2007	85,510,673
Share transactions in 2008:
Shares issued to the Names’ Trust upon the exercise of investor options	3,369
Shares issued to employees under the share incentive plan	224,263
Repurchase of shares from the Names’ Trust	(11,447)
Repurchase of shares from shareholders(1)	(4,220,355)

Shares in issue at December 31, 2008	81,506,503
Share transactions in 2009:
Shares issued to the Names’ trust upon exercise of investor options	3,056
Shares issued to employees under the share incentive plan	598,035
Shares issued through registered public offerings	1,220,000

Shares in issue at December 31, 2009	83,327,594
Share transactions in 2010:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	46,749
Shares issued to employees under the share incentive plan	863,178
Shares issued to non-employee directors	59,415
Repurchase of ordinary shares from shareholders	(13,788,923)

Shares in issue at December 31, 2010	70,508,013

(1)	139,555 shares were acquired and cancelled on March 20, 2008 in accordance with the accelerated share repurchase contract described below and 4,080,800 were acquired and cancelled on May 19, 2008 through a privately-negotiated transaction with the last of our founding shareholders, Candover Partners Limited and its affiliates and the trustee to a Candover employee trust.

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

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of our ordinary shares. The authorization for the repurchase program covers the period to March 1, 2012. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. On September 22, 2010, we initiated an open market repurchase program to repurchase ordinary shares in the open market and subsequently cancelled a total of 6,552,004 ordinary shares under the repurchase program.

On June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee, as defined in Note 16. The shares were repurchased on July 7, 2010 and subsequently cancelled.

On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. The hedge period for the transaction was completed on December 15, 2010, when a total of 5,737,449 ordinary shares were received and cancelled. As at December 31, 2010, $192 million of the authorized share repurchase program remains.

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

On November 15, 2006, the Company issued 8,000,000 preference shares with a liquidation preference of $25 for an aggregate amount of $200 million (the “Perpetual Preference Shares”). Each share will receive dividends on a non-cumulative basis only when declared by our Board of Directors initially at an annual rate of 7.401%. Starting on January 1, 2017, the dividend rate will be paid at a floating annual rate, reset quarterly, equal to 3-month LIBOR plus 3.28%. These shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. We raised proceeds of $196.3 million, net of total costs of $3.7 million, from this issuance.

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

The ability of our Insurance Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Insurance Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions on the ability of Aspen U.K. and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2010 of approximately $235.0 million and $120.0 million, respectively. Aspen Specialty could pay a dividend without regulatory approval of approximately $8.8 million. AUL had no distributable reserves as at December 31, 2010.

As of December 31, 2010, there were no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company as at December 31, 2010 is approximately:

	U.S.	Lloyd’s	Bermuda	U.K.
		($ in millions)

Required statutory capital and surplus	$20.9	$230.3	$911.0	$212.5
Statutory capital and surplus	$96.0	$230.3	$1,882.0	$981.3

15.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $5.9 million in the twelve months ended December 31, 2010, $6.7 million in the twelve months ended December 31, 2009 and $6.2 million in the twelve months ended December 31, 2008.

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

The investor options were issued on June 21, 2002 in consideration for: the transfer of an underwriting team from Wellington; the right to seek to renew certain business written by Syndicate 2020; an agreement in which Wellington agreed not to compete with Aspen U.K. through March 31, 2004; and the use of the Wellington name and logo and the provision of certain outsourced services to the Company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of Wellington. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (the “Names’ Trustee”). The options held by Wellington were transferred to one of its affiliates in December 2005, Wellington Investment. The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

Wellington Investment exercised all of its options on a cashless basis on March 28, 2007 at an exercise price of $22.52 per share. This resulted in the issuance of 426,083 ordinary shares by the Company.

The table below shows the number of Names’ options exercised and the number of shares issued since our initial public offering:

	Options Granted	Options Exercised	Ordinary Shares Issued

2002	3,006,760	—	—
2003	—	440,144	152,583
2004	—	856,218	135,321
2005	—	303,321	56,982
2006	—	34,155	3,757
2007	—	66,759	7,381
2008	—	20,641	3,369
2009	—	9,342	3,056
2010	—	149,895	49,538

Total as at December 31, 2010	3,006,760	1,880,475	411,987

The following table summarizes information about investor options to purchase ordinary shares outstanding at December 31, 2010 and December 31, 2009:

	At December 31, 2010		At December 31, 2009
	Options		Options		Exercise
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Price		Expiration

Names’ Trustee	1,126,285	1,126,285	1,276,180	1,276,180	$18.98	(1)	June 21, 2012

(1)	Exercise price at December 15, 2010 being the most recent exercise date. Exercise price at any date is the amount in U.S. Dollars converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b)	Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended. When options are converted, new shares are issued as the Company does not currently hold treasury shares.

Options.  The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2010.

				Weighted Average	Remaining
	Options		Exercise	Fair Value at	Contractual
Option Holder	Outstanding	Exercisable	Price	Grant Date	Time

2003 Option grants	1,462,125	1,462,125	$16.20	$5.31	2 yrs 8 mths
2004 Option grants	113,849	113,849	$24.44	$5.74	4 yrs
2006 Option grants February 16	487,696	487,696	$23.65	$6.99	5 yrs 2 mths
2006 Option grants August 4	—	—	$23.19	$4.41	5 yrs 8 mths
2007 Option grants May 4	453,152	453,152	$27.28	$6.13	3 yrs 4 mths
2007 Option grants October 22	—	—	$27.52	$5.76	3 yrs 9 mths

With respect to the 2003 options, 65% of the options were subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options are subject to performance-based vesting.

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

The 2007 option grants are not subject to performance conditions and 476,250 options vested at the end of the three-year period from the date of grant on May 4, 2010. The options will be exercisable for a period of seven years from the date of grant.

The table below shows the number of options exercised and forfeited by each type of option grant as at December 31, 2010:

	Options
Option Holder	Exercised	Forfeited

2003 Option grants	1,712,999	708,906
2004 Option grants	111,441	274,823
2005 Option grants	—	525,881
2006 Option grants	186,158	540,794
2007 Option grants	23,098	146,583

The intrinsic value of options exercised in the twelve months ended December 31, 2010 was $8.4 million (2009 — $5.7 million).

The following table shows the compensation costs charged/(credited) in the twelve months ended December 31, 2010, 2009 and 2008 by each type of option granted.

	Twelve Months Ended December 31,
Option Holder	2010	2009	2008
		($ in millions)

2003 Option grants	$—	$(1.8)	$0.8
2006 Option grants	—	(1.4)	1.6
2007 Option grants	(0.5)	1.2	1.2

Total	$(0.5)	$(2.0)	$3.6

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

The total tax charge recognized by the Company in relation to employee options in the twelve months ended December 31, 2010 was $Nil (2009 — $0.2 million; 2008 — credit of $0.6 million).

Restricted Share Units.  The following table summarizes information about restricted share units by year of grant as at December 31, 2010.

	As at December 31, 2010
	Restricted Share Units
	Amount	Amount	Amount	Amount
RSU Holder	Granted	Vested	Forfeited	Outstanding

2004 Grants	95,850	95,850	—	—
2005 Grants	48,913	47,793	1,120	—
2006 Grants	184,356	184,356	—	—
2007 Grants	120,387	117,316	3,071	—
2008 Grants	67,290	35,127	22,321	9,842
2009 Grants	97,389	32,465	—	64,924
2010 Grants	168,707	—	—	168,707

Total	782,892	512,907	26,512	243,473

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

Compensation cost in respect of restricted share units charged against income was $2.7 million for the twelve months ended December 31, 2010 (2009 — $1.9 million; 2008 — $2.8 million).

Performance Shares.  The following table summarizes information about performance shares by year of grant as at December 31, 2010.

	As at December 31, 2010
	Performance Share Awards
	Amount	Amount	Amount	Amount
	Granted	Earned	Forfeited	Outstanding

2004 Grants	150,074	25,187	124,887	—
2005 Grants	131,227	—	131,227	—
2006 Grants	317,954	196,187	121,767	—
2007 Grants	439,205	285,109	154,096	—
2008 Grants	587,095	282,110	304,985	—
2009 Grants	928,152	695,000	92,815	140,337	(1)
2010 Grants	750,137	186,214	97,518	466,405	(1)

Total	3,303,844	1,669,807	1,027,295	606,742

(1)	These balances could increase depending on future performance.

Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the approval of the Board of Directors of the final performance target in the three-year period, and subject to the participant’s continued employment.

Performance share awards for the years 2004, 2005 and 2006 were fully vested at December 31, 2009.

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

2007 Performance Shares
Year	Split	ROE	Vested

2007	25.0%	21.6%	41.5%
2008	25.0%	3.3%	—
2009	25.0%	18.4%	33.5%
2010	25.0%	11.2%	7.9%

Total	100.0%		82.9%

The total number of shares that have vested for the 2007 performance shares were 285,109.

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

2008 Performance Shares
Year	Split	ROE	Vested

2008	33.3%	3.3%	—
2009	33.3%	18.4%	44.7%
2010	33.3%	11.2%	10.5%

Total	100.0%		55.2%

The total number of shares that have vested for the 2008 performance shares were 282,110.

On April 28, 2009, the Compensation Committee approved the grant of 928,152 performance shares of which 912,931 were granted with a grant date of May 1, 2009 and 15,221 were granted with a grant date of October 30, 2009. The performance shares are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 7%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

2009 Performance Shares
Year	Split	ROE	Vested

2009	33.3%	18.4%	54.7%
2010	33.3%	11.2%	28.5%
2011	33.3%	NA	NA

Total	100.0%		83.2%

The total number of shares that have vested for the 2009 performance shares were 695,000.

On April 27, 2010, the Compensation Committee approved the grant of 732,444 performance shares of which 720,098 were granted with a grant date of February 11, 2010 and 12,346 were granted with a grant date of April 16, 2010. On October 26, 2010, the Compensation Committee approved the grant of 17,693 additional performance shares with a grant date of November 1, 2010. The performance shares are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 7%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

2010 Performance Shares
Year	Split	ROE	Vested

2010	33.3%	11.2%	28.5%
2011	33.3%	NA	NA
2012	33.3%	NA	NA

Total	100.0%		28.5%

The total number of shares that have vested for the 2010 performance shares were 186,214.

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income in respect of performance shares was $10.3 million for the twelve months ended December 31, 2010 (2009 — $17.7 million; 2008 — $1.8 million).

A summary of performance share activity under Aspen’s 2003 Share Incentive Plan for the twelve months ended December 31, 2010 is presented below:

	Twelve Months Ended December 31, 2010
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding performance share awards, beginning of period	727,904	$23.19
Granted	750,139	24.32
Earned	(615,046)	23.73
Forfeited	(256,256)	23.66

Outstanding performance share awards, end of period	606,742	$23.83

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the U.K. Sharesave Plan and the International Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. For the year ended December 31, 2010, 2,669 options were exercised equating to 1,618 number of shares issued under the plan.

The amounts for the employee options granted were estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant Date
	November 4,	December 4,	November 23,	December 21,	December 22,	December 22,
	2008	2008	2009	2009	2010	2010

Per share weighted average fair value	$3.18	$2.87	$3.76	$3.82	$4.24	$4.46
Risk free interest rate	0.48%	(0.41)%	0.01%	0.04%	0.13%	0.13%
Dividend yield	2.70%	3.16%	2.28%	2.34%	2.07%	2.07%
Expected life	3 years	2 years	3 years	2 years	3 years	2 years
Share price volatility	68.00%	102.00%	22.00%	18.00%	14.00%	14.00%

c)	Non-employee equity incentives

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). On May 2, 2007, the shareholders approved the amendment to the Director Stock Option Plan to allow the issuance of restricted share units and to rename the Plan the “2006 Stock Incentive Plan for Non-Employee Directors.”

Options.  The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2010.

	Options		Exercise	Fair Value at	Remaining
Option Holder	Outstanding	Exercisable	Price	Grant Date	Contractual Time

Non-Employee Directors — 2006 Option grants (May 25)	13,305	13,305	$21.96	$4.24	5 yrs 5 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	4,024	$24.76	$4.97	6 yrs 7 months

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

Restricted Share Units.  The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2010.

	As at December 31, 2010
	Restricted Share Units
	Amount	Amount	Amount	Amount
	Granted	Vested	Forfeited	Outstanding

Non-Employee Directors — 2007	15,915	(12,532)	(3,383)	—
Non-Employee Directors — 2008	16,150	(16,150)	—	—
Non-Employee Directors — 2009	25,320	(25,320)	—	—
Non-Employee Directors — 2010	28,640	(16,704)	(997)	10,939
Chairman — 2007	7,380	(7,380)	—	—
Chairman — 2008	7,651	(5,101)	—	2,550
Chairman — 2009	8,439	(2,813)	—	5,626
Chairman — 2010	17,902	—	—	17,902

Total	127,397	(86,000)	(4,380)	37,017

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

The fair value of the restricted share units is based on the closing price on the date of the grant.

Compensation cost charged against income was $1.0 million for the twelve months ended December 31, 2010 (2009 — $0.8 million).

(d)	Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2010
	Number of	Weighted Average
Option activity	Options	Exercise Price

Outstanding options, beginning of period	4,625,814	$19.67
Exercised	(950,068)	18.26
Forfeited or expired	(15,310)	23.94

Outstanding options, end of period	3,660,436	$19.47

Exercisable options, end of period	3,660,436	$19.47

	Twelve Months Ended December 31, 2010
		Weighted Average
	Number of	Grant Date
Restricted share unit activity	Shares	Fair Value

Outstanding restricted stock, beginning of period	190,311	$25.49
Granted	215,249	27.27
Vested	(117,865)	26.23
Forfeited	(7,204)	26.98

Outstanding restricted stock, end of period	280,491	$26.57

17.	Intangible Assets

	As at December 31, 2010				As at December 31, 2010
	Trade	Insurance				Insurance
	Mark	Licenses	Other	Total	Trade Mark	Licenses	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.6	$6.6	$—	$8.2	$1.6	$6.6	$8.2
Additions	—	10.0	3.7	13.7	—	—	—
Amortization	(0.1)	—	(0.8)	(0.9)	—	—	—

End of the period	$1.5	$16.6	$2.9	$21.0	$1.6	$6.6	$8.2

License to use the “Aspen” Trademark.  On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid was initially capitalized and recognized as an intangible asset on the Company’s balance sheet and was amortized on a straight-line basis over the useful economic life of the trademark which was considered to be 99 years. On November 10, 2009, the Company purchased for approximately $800 the right to use the Aspen trademark indefinitely from the Capita Group PLC, parent to Capita Hartshead (Actuaries & Pension Consultants) Ltd, formerly known as Aspen (Actuaries & Pension Consultants) Plc.

On February 4, 2010, the Company entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. The value of these licenses was $10.0 million. The Company closed the transaction on August 16, 2010.

On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The business writes a specialist account of K&R insurance which complements our existing political and financial risk line of business. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represents our assessment of the value of renewal rights, distribution channels and employees associated with the business.

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

The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2010 and 2009.

	As at December 31,
	2010	2009
	($ in millions)

Assets held in multi-beneficiary trusts	$1,895.7	$1,448.4
Assets held in single-beneficiary trusts	58.2	55.7
Secured letters of credit(1)	533.8	528.3

Total	$2,487.7	$2,032.4

Total as a percentage of cash and invested assets	34.2%	30.1%

(1)	As of December 31, 2010, the Company had funds on deposit of $699.9 million and £30.0 million (December 31, 2009 — $667.1 million and £18.8 million) as collateral for the secured letters of credit.

Letters of credit.  Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2010 and 2009, these funds amounted to approximately 34% of the $7.3 billion and approximately 30% of the $6.7 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time.

In the normal course of business, letters of credit are issued as collateral on behalf of the business, as required within our reinsurance operations. On July 30, 2010, a $280.0 million credit facility was established to enable the Company to issue unsecured letters of credit and meet short-term funding requirements. This credit facility replaced the $400.0 million agreement established in 2005 and increased to $450.0 million with effect from September 1, 2006, which would have expired on August 2, 2010, but was terminated upon the effectiveness of the new credit agreement. The credit agreement is discussed in more detail in Note 21. We also have a $550.0 million letter of credit facility with Citibank which is available to Aspen Bermuda for the provision of collateral to its cedants.

On October 6, 2009, Aspen U.K. and Aspen Bermuda entered into a $200.0 million secured letter of credit facility with Barclays Bank plc. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $42.4 million of outstanding collateralized letter of credit under this facility at December 31, 2010.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2010 amount to $230.3 million (December 31, 2009 — $219.8 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2010, the minimum amount was $0.6 million (December 31, 2009 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

U.S. Reinsurance Trust Fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus a minimum amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,065.5 million at December 31, 2010 and $937.1 million at December 31, 2009. At December 31, 2010, the total value of assets held in the trust was $1,227.3 million (2009 — $1,096.6 million).

U.S. Surplus Lines Trust Fund.  Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2010 was $140.1 million (2009 — $80.4 million).

U.S. Regulatory Deposits.  As at December 31, 2010, Aspen Specialty had a total of $7.1 million (2009 — $6.6 million) on deposit with seven U.S. states in order to satisfy state regulations for writing business in those states.

Canadian Trust Fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2010, the balance held in trust was CAD$329.4 million (2009 — CAD$276.5 million).

Australian Trust Fund.  Aspen U.K. has established an Australian trust fund with an Australian bank to secure an Australian insurance license. As at December 31, 2010, the balance held in trust was AUD$122.0 million (2009 — AUD$41.5).

Swiss Trust Fund.  Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure a Swiss insurance license. As at December 31, 2010, the balance held in trust was CHF3.1 million (2009 — CHFNil).

Singapore Trust Fund.  Aspen U.K. has established a Singapore trust fund with a Singapore bank to secure a Singapore insurance license. As at December 31, 2010, the balance held in trust was SGD$68.4 million (2009 — SGD$10.4).

(b)  Operating leases

Amounts outstanding under operating leases as of December 31, 2010 were:

						Later
As at December 31, 2010	2010	2011	2012	2013	2014	Years	Total
	($ in millions)

Operating Lease Obligations	$7.9	6.8	6.0	6.2	5.2	15.1	$47.2

						Later
As at December 31, 2009	2009	2010	2011	2012	2013	Years	Total
	($ in millions)

Operating Lease Obligations	$7.8	7.4	6.5	6.4	6.5	20.8	$55.4

We entered into an agreement in July 2004 to lease three floors comprising a total of approximately 15,000 square feet in Hamilton, Bermuda for our holding company and Bermuda operations. The term of the rental lease agreement is for six years from September 1, 2005 to August 31, 2011, with an additional three year option commencing September 1, 2011. We agreed a three-year extension effective September 1, 2011. The current annual rent is $1.3 million per year. We moved into these premises on January 30, 2006.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. We began paying the yearly basic rent of approximately £2.7 million per annum in November 2007. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable twelve-month lease. We have also leased additional premises in London covering 9,800 square feet for a period of five years.

The Company also has entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Alpharetta, Georgia; Scottsdale, Arizona; Pasadena, California; Manhattan Beach, California; Atlanta, Georgia; Miami, Florida; and Jersey City, New Jersey. In 2010, the Company entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. Our international offices for our subsidiaries include locations in Paris, Zurich, Singapore, Cologne and Dublin.

Total rental and premises expenses for 2010 was $13.9 million (2009 — $13.7 million). For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

(c)  Variable interest entities

Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 30, 2010, fees of $0.3 million (2009 — $0.1 million), were payable to us.

The Company has determined that each of Cartesian Iris 200A L.P. and Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Neither Cartesian Iris 2009A L.P. nor Cartesian Iris Offshore Fund L.P. is consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services.

The Company accounts for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2010, our share of gains and losses increased the value of our investment by $2.7 million (2009 — $2.3 million).The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

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

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2010 is $279.9 million (2009 — $321.5 million).

Of the balance at December 31, 2010, 33.2% is with Lloyd’s of London Syndicates which are rated A by A.M. Best and A+ by S&P and 13.2% is with Munich Re which is rated A+ by A.M. Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers.

Underwriting premium receivables

The total underwriting premium receivable by the Company at December 31, 2010 was $821.7 million (2009 — $708.3 million).

Of the balance receivable at December 31, 2010, $61.4 million was due for settlement in greater than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. The Company considers the long-term receivables balance to be collectable in full. No provision has been included for credit risk on the grounds that past experience has proved that when there is an indication that a premium receivable is unlikely to be collected we are to cancel the policy and release associated claims, provisions and unearned premium reserves.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2010, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises and the U.K. government in excess of 2% of the aggregate investment portfolio.

Balances owed by brokers

The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2010 and the proportion of gross written premiums from each of those brokers.

	Gross Written Premiums in the
	Twelve Months Ended December 31,
	2010	2009	2008
Broker	%	%	%

Aon Corporation(1)	19.4	23.1	16.0
Marsh & McLennan Companies, Inc.	19.0	14.6	18.0
Benfield Group Limited(1)	—	—	7.4
Willis Group Holdings, Ltd.	14.9	14.2	14.5
Others(2)	46.7	48.1	44.1

Total	100.0	100.0	100.0

Gross written premiums ($ millions)	$2,076.8	$2,067.1	$2,001.7

(1)	Benfield Group Limited was an independent company prior to its acquisition by Aon Corporation on November 28, 2008 and is therefore shown separately in 2008 in the above table.

(2)	No other individual broker accounted for more than 10% of gross written premiums.

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	For the Twelve Months Ended
	December 31, 2010
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income/(Loss)
Unrealized gains on investments	$54.0	$2.8	$56.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	10.0	—	10.0

Total other comprehensive income/(loss)	$64.2	$2.8	$67.0

	For the Twelve Months Ended
	December 31, 2009
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income/(Loss)
Unrealized gains on investments	$118.2	$(16.4)	$101.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	15.8	—	15.8

Total other comprehensive income/(loss)	$134.2	$(16.4)	$117.8

	For the Twelve Months Ended
	December 31, 2008
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income/(Loss)
Unrealized gains on investments	$25.2	$(5.9)	$19.3
Loss on derivatives	0.2	—	0.2
Change in currency translation	7.4	—	7.4

Total other comprehensive income/(loss)	$32.8	$(5.9)	$26.9

21.	Credit Facility and Long-term Debt

On August 2, 2005, the Company entered into a five-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $400 million or issue letters of credit with an aggregate value of up to $400 million. On September 1, 2006, the aggregate limit available under the credit facility was increased to $450 million. The facility will be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility provides for a $250 million sub-facility for collateralized letters of credit or up to $450 million of unsecured letters of credit. As of December 31, 2010 and 2009, letters of credit totaling $Nil and $Nil, respectively, were issued under this facility. The facility expired on August 2, 2010.

On July 30, 2010, the Company entered into a three-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $280.0 million or issue letters of credit with an aggregate value of up to $280.0 million. The facility can be used by any of the Borrowers (as defined in the agreement) to provide funding for the insurance subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility further provides for the issuance of collateralized letters of credit. Initial availability under the facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of December 31, 2010, no borrowings were outstanding under the credit facilities.

Under the credit facilities, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. Under the credit facilities, we would be in default if Aspen U.K.’s or Aspen Bermuda’s insurer financial strength ratings fall below A.M. Best financial strength rating of B++.

On August 16, 2004, we closed our offering of $250.0 million in aggregate principal amount of the Senior Notes under Rule 144A and Regulation S under the Securities Act. The net proceeds from the Senior Notes offering were $249.3 million. The remainder of the net proceeds has been contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, its underwriting capacity.

Subject to certain exceptions, so long as any of the Senior Notes remains outstanding, we have agreed that neither we nor any of our subsidiaries will (i) create a lien on any shares of capital stock of any designated subsidiary (currently Aspen U.K. and Aspen Bermuda, as defined in the Indenture), or (ii) issue, sell, assign, transfer or otherwise dispose of any shares of capital stock of any designated subsidiary. Certain events will constitute an event of default under the Indenture, including default in payment at maturity of any of our other indebtedness in excess of $50.0 million.

Under the Notes Registration Rights Agreement, we agreed to file a registration statement for the Senior Notes within 150 days after the issue date of the Senior Notes. The Senior Notes were registered on January 13, 2005.

On December 15, 2010, we closed our offering of $250.0 million in aggregate principal amount of the Senior Notes which were registered with the SEC. The net proceeds from the Senior Notes offering were $247.5 million, before offering expenses, and are to be used for general corporate purposes.

The following table summarizes our contractual obligations under the long-term debts as of December 31, 2010.

	Payments Due By Period
		Less Than			More Than
Contractual Basis	Total	1 year	1-3 Years	3-5 Years	5 years
	($ in millions)

Long-term Debt Obligations	$500.0	—	—	$250.0	$250.0

The Senior Notes obligation disclosed above does not include the $30 million annual interest payable.

22.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2010, 2009 and 2008.

	Twelve Months Ended December 31, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010	Full Year
	($ in millions except for per share amounts)

Gross written premium	$702.8	$545.4	$415.8	$412.8	$2,076.8
Gross earned premium	517.1	523.5	503.3	550.4	2,094.3
Net earned premium	467.6	479.9	451.7	499.7	1,898.9
Losses and loss adjustment expenses	(378.8)	(276.7)	(285.8)	(307.4)	(1,248.7)
Policy acquisition, general, administrative and corporate expenses	(137.0)	(140.4)	(140.6)	(169.1)	(587.1)

Underwriting profit/(loss), including corporate expenses	$(48.2)	$62.8	$25.3	$23.2	$63.1

Net investment income	59.4	57.5	58.1	57.0	232.0
Interest expense	(3.8)	(4.0)	(3.9)	(4.8)	(16.5)
Other (expense) income	(0.9)	1.6	(1.9)	10.1	8.9

Total other operating revenue	$54.7	$55.1	$52.3	$62.3	$224.4

Operating income/(loss) before tax	$6.5	$117.9	$77.6	$85.5	$287.5

Net exchange gains/(losses)	1.5	(2.6)	3.4	(0.1)	2.2
Net realized investment gains (losses)	12.3	5.7	22.1	10.5	50.6

Income before tax	$20.3	$121.0	$103.1	$95.9	$340.3

Income taxes	(2.0)	(12.1)	(10.3)	(3.2)	(27.6)

Net income after tax	$18.3	$108.9	$92.8	$92.7	$312.7

Ordinary Shares
Basic weighted average ordinary shares	77,394,967	77,289,082	76,722,965	73,996,399	76,342,632
Weighted average effect of dilutive securities	3,243,684	3,438,173	3,640,775	3,737,316	3,672,106

Total diluted weighted average ordinary shares	80,638,651	80,727,255	80,363,740	77,733,716	80,014,738

Earnings per ordinary shares
Basic	$0.16	$1.34	$1.14	$1.18	$3.80
Diluted	$0.16	$1.28	$1.08	$1.12	$3.62

	Twelve Months Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	Full Year
	($ in millions except per share amounts)

Gross written premium	$636.8	$534.3	$490.3	$405.7	$2,067.1
Gross earned premium	493.2	491.3	522.2	528.7	2,035.4
Net earned premium	447.3	428.6	470.9	476.2	1,823.0
Losses and loss adjustment expenses	(250.8)	(234.7)	(235.1)	(227.5)	(948.1)
Policy acquisition, general, administrative and corporate expenses	(127.1)	(140.7)	(143.3)	(175.4)	(586.5)

Underwriting income/(loss), including corporate expenses	$69.4	$53.2	$92.5	$73.3	$288.4

Net investment income	59.2	72.2	58.9	58.2	248.5
Interest expense	(3.9)	(4.0)	(3.9)	(3.8)	(15.6)
Other (expense) income	(2.7)	0.7	1.1	0.9	—

Total other operating revenue	$52.6	$68.9	$56.1	$55.3	$232.9

Operating income/(loss) before tax	$122.0	$122.1	$148.6	$128.6	$521.3

Net exchange gains/(losses)	(2.3)	3.1	7.9	(6.7)	2.0
Net realized investment losses	(12.2)	4.8	14.6	4.2	11.4

Income before tax	$107.5	$130.0	$171.1	$126.1	$534.7

Income taxes	(16.1)	(19.6)	(25.3)	0.2	(60.8)

Net income after tax	$91.4	$110.4	$145.8	$126.3	$473.9

Ordinary Shares
Basic weighted average ordinary shares	81,534,704	82,940,270	83,056,587	83,239,074	82,698,325
Weighted average effect of dilutive securities	2,037,148	2,705,862	2,936,702	3,172,155	2,628,887

Total diluted weighted average ordinary shares	83,571,852	85,646,132	85,993,289	86,411,229	85,327,212

Earnings per ordinary shares
Basic	$1.42	$1.26	$1.69	$1.45	$5.82
Diluted	$1.39	$1.22	$1.63	$1.40	$5.64

	Twelve Months Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Full Year
	($ in millions except per share amounts)

Gross written premium	$596.2	$528.8	$441.3	$435.4	$2,001.7
Gross earned premium	427.3	440.4	482.9	538.5	1,889.1
Net earned premium	391.6	397.3	434.2	478.6	1,701.7
Losses and loss adjustment expenses	(207.2)	(188.3)	(413.4)	(310.6)	(1,119.5)
Policy acquisition, general, administrative and corporate expenses	(127.2)	(122.1)	(122.0)	(136.1)	(507.4)

Underwriting income, including corporate expenses	$57.2	$86.9	$(101.2)	$31.9	$74.8

Net investment income	39.1	70.5	19.3	10.3	139.2
Interest expense	(3.9)	(4.0)	(3.8)	(3.9)	(15.6)
Other (expense)	(2.2)	—	0.6	(0.5)	(2.1)

Total other operating revenue	$33.0	$66.5	$16.1	$5.9	$121.5

Operating income before tax	$90.2	$153.4	$(85.1)	$37.8	$196.3

Net exchange gains/(losses)	4.3	(5.0)	(2.7)	(4.8)	(8.2)
Net realized investment losses	1.0	0.8	(58.1)	8.4	(47.9)

Income before tax	$95.5	$149.2	$(145.9)	$41.4	$140.2

Income tax	(14.3)	(22.3)	19.8	(19.6)	(36.4)

Net income after tax	$81.2	$126.9	$(126.1)	$21.8	$103.8

Ordinary Shares
Basic weighted average ordinary shares	85,510,759	83,513,097	81,375,969	81,485,424	82,962,882
Weighted average effect of dilutive securities	2,446,077	2,497,582	—	1,938,214	2,569,220

Total diluted weighted average ordinary shares	87,956,836	86,010,679	81,375,969	83,423,638	85,532,102

Earnings per ordinary shares
Basic	$0.87	$1.44	$(1.63)	$0.18	$0.92
Diluted	$0.85	$1.39	$(1.63)	$0.18	$0.89

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE I — INVESTMENTS
For the Twelve Months Ended December 31, 2010, 2009 and 2008

The Company’s investments comprise investments in related parties.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2010 and 2009

	As at	As at
	December 31, 2010	December 31, 2009
	($ in millions, except per share amounts)

ASSETS
Cash and cash equivalents	$354.0	$33.5
Investments in subsidiaries	2,767.2	2,719.9
Other investments	30.0	27.3
Eurobond issued by subsidiary	550.0	550.0
Intercompany funds due from affiliates	44.7	233.1
Other assets	8.0	11.4

Total Assets	$3,753.9	$3,575.2

LIABILITIES
Accrued expenses and other payables	13.2	20.2
Intercompany funds due to affiliates	—	—
Long-Term Debt	498.8	249.6

Total Liabilities	$512.0	$269.8

SHAREHOLDERS’ EQUITY
Ordinary shares: 76,342,632 ordinary shares of 0.15144558¢ each (2009 — 83,327,594)	$0.1	$0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2009 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2009 — 5,327,500)	—	—
Additional paid in capital	1,388.3	1,763.0
Non-controlling interest	0.5	—
Retained earnings	1,528.7	1,285.0
Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	211.9	155.1
Loss on derivatives	(1.0)	(1.2)
Gains on foreign currency translation	113.4	103.4

Total accumulated other comprehensive income	324.3	257.3

Total Shareholders’ Equity	3,241.9	3,305.4

Total Liabilities and Shareholders’ Equity	$3,753.9	$3,575.2

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2010, 2009 and 2008

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	($ in millions)

Operating Activities:
Equity in net earnings of subsidiaries	$(19.3)	$65.6	$33.5
Net investment income	—	—	1.1
Net realized and unrealized gains	—	0.9	—
Dividend income	323.1	401.0	70.0
Interest on Eurobond	36.5	36.5	36.5
Change in fair value of derivatives	(7.0)	(8.0)	(7.8)
Realized investment gains	2.7	—	—
Other income	8.1	7.2	6.5

Total Revenues	344.1	503.2	139.8

Expenses:
Operating and Administrative expenses	(14.6)	(13.7)	(20.4)
Interest expense	(16.8)	(15.6)	(15.6)

Income from operations before income tax	312.7	473.9	103.8
Income tax	—	—	—

Net Income	$312.7	$473.9	$103.8

Other comprehensive income/(loss), net of taxes:
Change in unrealized losses on investments	$56.8	$101.8	$19.3
Loss on derivatives reclassified to interest expense	0.2	0.2	0.2
Change in unrealized gains on foreign currency translation	10.0	15.8	7.4

Other comprehensive income	67.0	117.8	26.9

Comprehensive income	$379.7	$591.7	$130.7

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2010, 2009 and 2008

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	($ in millions)

Cash Flows Provided By Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$332.0	$408.3	$70.3
Adjustments:
Share based compensation expenses	12.8	17.2	7.0
Net realized and unrealized (gains)	(2.7)	(0.9)	—
Loss on derivative reclassified to interest expense	0.2	0.2	0.2
Change in other assets	(4.8)	1.1	1.1
Change in accrued expenses and other payables	2.2	—	1.4
Change in intercompany activities	188.4	(317.2)	111.5

Net cash generated by/(used in) operating activities	528.1	108.7	191.5

Cash Flows Used in Investing Activities:
Investment in subsidiaries	—	—	(0.8)
(Purchase) of other investments	—	(25.0)	—

Net cash used in investing activities	—	(25.0)	(0.8)

Cash Flows Used in Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	20.3	25.1	2.0
Ordinary share repurchases	(407.8)	—	(100.3)
Costs from the redemption of preference shares	—	(34.1)	—
Proceeds from long term debt	249.2	—	—
Dividends paid	(69.3)	(73.6)	(77.9)

Net cash (used in) financing activities	(207.6)	(82.6)	(176.2)

Increase in cash and cash equivalents	320.5	1.1	14.5
Cash and cash equivalents — beginning of period	33.5	32.4	17.9

Cash and cash equivalents — end of period	$354.0	$33.5	$32.4

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2010, 2009 and 2008

Supplementary Information
($ in millions)

			Net
	Deferred	Net	Reserves						Operating
	Policy	Reserves	for		Net	Losses and	Policy	Net	and
	Acquisition	for Losses	Unearned	Net Premiums	Investment	LAE	Acquisition	Premium	Administrative
Year-ended December 31, 2010	Costs	and LAE	Premiums	Earned	Income	expenses	Expenses	Written	Expenses

Reinsurance	$93.8	$2,243.9	$460.3	$1,141.8		$693.5	$202.4	$1,118.5	$112.3
Insurance	73.0	1,296.7	336.3	757.1		555.2	126.1	772.6	99.4

Total	$166.8	$3,540.6	$796.6	$1,898.9	$232.0	$1,248.7	$328.5	$1,891.1	$211.7

			Net
	Deferred	Net	Reserves						Operating
	Policy	Reserves	for		Net	Losses and	Policy	Net	and
	Acquisition	for Losses	Unearned	Net Premiums	Investment	LAE	Acquisition	Premium	Administrative
Year-ended December 31, 2009	Costs	and LAE	Premiums	Earned	Income	Expenses	Expenses	Written	Expenses

Reinsurance	$76.8	$1,988.4	$424.1	$1,108.1		$467.3	$214.6	$1,116.7	$97.5
Insurance	88.7	1,021.2	379.7	714.9		480.8	119.5	720.1	100.7

Total	$165.5	$3,009.6	$803.8	$1,823.0	$248.5	$948.1	$334.1	$1,836.8	$198.2

			Net
	Deferred	Net	Reserves						Operating
	Policy	Reserves	for		Net	Losses and	Policy	Net	and
	Acquisition	Losses	Unearned	Net Premiums	Investment	LAE	Acquisition	Premium	Administrative
Year-ended December 31, 2008	Costs	and LAE	Premiums	Earned	Income	Expenses	Expenses	Written	Expenses

Reinsurance	$72.7	$1,928.3	$429.7	$1,056.8		$644.0	$183.6	$1,086.3	$102.2
Insurance	77.0	858.7	334.7	644.9		183.6	115.7	749.2	73.1

Total	$149.7	$2,787.0	$764.4	$1,701.7	$139.2	$827.6	$299.3	$1,835.5	$175.3

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV — REINSURANCE
For the Twelve Months Ended December 31, 2010, 2009 and 2008

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)

2010	$914.6	$1,162.2	$(185.7)	$1,891.1
2009	$641.6	$1,425.5	$(230.3)	$1,836.8
2008	$624.6	$1,377.1	$(166.2)	$1,835.5

Premiums Earned

					Percentage of
			Assumed From		Amount
		Ceded to Other	Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net
		($ in millions. except for percentages)

2010	$907.9	$(195.4)	$1,186.4	$1,898.9	62.5%
2009	$616.2	$(212.4)	$1,419.2	$1,823.0	77.8%
2008	$505.1	$(187.4)	$1,384.0	$1,701.7	81.3%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2010, 2009 and 2008

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Year	Expenses	Accounts	Deductions	End of Year
	($ in millions)

2010
Premiums receivable from underwriting activities	$1.4	$0.1	—	—	$1.5
Reinsurance	$0.2	—	—	—	$0.2
2009
Premiums receivable from underwriting activities	—	$1.4	—	—	$1.4
Reinsurance	$0.2	—	—	—	$0.2
2008
Premiums receivable from underwriting activities	—	—	—	—	—
Reinsurance	$0.2	—	—	—	$0.2