Form 10-Q
period 2011-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2011-05-09
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Maxwell Roberts Building 1 Church Street Hamilton, Bermuda	HM 11 (Zip Code)
(Address of principal executive offices)

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

As of May 3, 2011 there were 70,787,054 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2011 (Unaudited) and December 31, 2010
($ in millions, except share and per share amounts)

	As at	As at
	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,319.9 and $5,120.8)	$5,523.7	$5,360.4
Fixed income maturities, trading at fair value (amortized cost — $356.9 and $388.8)	372.4	406.2
Equity securities, available for sale at fair value (cost — $171.3 and $Nil)	173.5	—
Other investments, equity method	30.1	30.0
Short-term investments, available for sale at fair value (amortized cost — $179.9 and $286.1)	179.9	286.0
Short-term investments, trading at fair value (amortized cost — $7.7 and $3.7)	7.7	3.7

Total investments	6,287.3	6,086.3
Cash and cash equivalents	1,116.9	1,179.1
Reinsurance recoverables
Unpaid losses	334.0	279.9
Ceded unearned premiums	167.4	62.4
Receivables
Underwriting premiums	940.0	821.7
Other	62.8	67.9
Funds withheld	86.3	83.3
Deferred policy acquisition costs	191.0	166.8
Derivatives at fair value	7.4	6.8
Receivable for securities sold	10.6	0.2
Office properties and equipment	38.6	34.8
Income tax receivable	5.2	—
Other assets	29.4	21.9
Intangible assets	20.7	21.0

Total assets	$9,297.6	$8,832.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2011 (Unaudited) and December 31, 2010
($ in millions, except share and per share amounts)

	As at	As at
	March 31,	December 31,
	2011	2010
	(unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,229.3	$3,820.5
Unearned premiums	1,028.3	859.0

Total insurance reserves	5,257.6	4,679.5
Payables
Reinsurance premiums	226.9	113.7
Deferred taxation	45.3	49.1
Current taxation	—	11.1
Accrued expenses and other payables	214.5	238.0
Liabilities under derivative contracts	3.5	—

Total payables	490.2	411.9
Long-term debt	498.8	498.8

Total liabilities	$6,246.6	$5,590.2

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,731,042 shares of par value 0.15144558¢ each (December 31, 2010 — 70,508,013)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2010 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2010 — 5,327,500)	—	—
Non-controlling interest	0.3	0.5
Additional paid-in capital	1,388.2	1,388.3
Retained earnings	1,360.9	1,528.7
Accumulated other comprehensive income, net of taxes	301.5	324.3

Total shareholders’ equity	3,051.0	3,241.9

Total liabilities and shareholders’ equity	$9,297.6	$8,832.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended March 31
	2011	2010

Revenues
Net earned premiums	$452.4	$467.6
Net investment income	55.5	59.4
Realized and unrealized investment gains	8.4	12.3
Change in fair value of derivatives	(3.4)	(2.0)
Other (expense)/income	(8.1)	1.1

Total Revenues	504.8	538.4

Expenses
Losses and loss adjustment expenses	528.9	378.8
Policy acquisition expenses	81.4	84.5
General, administrative and corporate expenses	61.4	52.5
Interest on long-term debt	7.7	3.8
Net realized and unrealized exchange (gains)	(6.4)	(1.5)

Total Expenses	673.0	518.1

(Loss)/income from operations before income tax	(168.2)	20.3
Income tax benefit/(expense)	16.5	(2.0)

Net (Loss)/Income	$(151.7)	$18.3

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic(1)	70,551,859	77,394,967
Diluted(1)	70,551,859	80,638,650
Basic (loss)/earnings per ordinary share adjusted for preference share dividend	$(2.23)	$0.16

Diluted (loss)/earnings per ordinary share adjusted for preference share dividend	$(2.23)	$0.16

(1)	The basic and diluted number of ordinary shares for the three months ended March 31, 2011 are the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Three Months Ended March 31,
	2011	2010

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	0.5	—
Change for the period	(0.2)	—

End of period	0.3	—

Additional paid-in capital
Beginning of period	1,388.3	1,763.0
New ordinary shares issued	0.5	—
Ordinary shares repurchased and cancelled	(1.7)	(200.0)
Share-based compensation	1.1	2.0

End of period	1,388.2	1,565.0

Retained earnings
Beginning of period	1,528.7	1,285.0
Net (loss)/income for the period	(151.7)	18.3
Dividends on ordinary and preference shares	(16.3)	(17.5)
Proportion of net loss/(income) due to non-controlling interest	0.2	—

End of period	1,360.9	1,285.8

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	113.4	103.4
Change for the period	5.6	10.0

End of period	119.0	113.4

Loss on derivatives
Beginning of period	(1.0)	(1.2)
Reclassification to interest payable	0.1	—

End of period	(0.9)	(1.2)

Unrealized appreciation on investments
Beginning of period	211.9	155.1
Change for the period	(28.5)	22.0

End of period	183.4	177.1

Total accumulated other comprehensive income	301.5	289.3

Total shareholders’ equity	$3,051.0	$3,140.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended March 31,
	2011	2010

Net (loss)/income	$(151.7)	$18.3

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net (loss)/income	(7.0)	(8.6)
Change in net unrealized gains and losses on investments	(21.5)	30.6
Amortization of loss on derivative contract	0.1	—
Change in foreign currency translation adjustment	5.6	10.0

Other comprehensive (loss)/income	(22.8)	32.0

Comprehensive (loss)/income	$(174.5)	$50.3

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2011	2010

Cash flows provided by operating activities:
Net (loss)/income	$(151.7)	$18.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7.1	1.0
Share-based compensation expense	1.1	2.0
Net realized and unrealized (gains)	(8.5)	(12.1)
Other investment (gains)	0.1	(0.2)
Loss on derivative contracts	0.1	—
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	357.8	153.8
Unearned premiums	138.9	212.2
Reinsurance recoverables:
Unpaid losses	(51.7)	56.3
Ceded unearned premiums	(83.5)	(109.5)
Accrued investment income and other receivables	—	3.3
Deferred policy acquisition costs	(22.6)	(37.8)
Reinsurance premiums payables	112.7	79.0
Premiums receivable	(110.5)	(207.5)
Funds withheld	(3.0)	11.5
Deferred taxes	0.4	1.2
Income tax payable	(18.7)	(19.2)
Accrued expenses and other payables	(13.3)	(42.4)
Fair value of derivatives and settlement of liabilities under derivatives	2.4	—
Other assets	(2.2)	(7.1)

Net cash provided by operating activities	154.9	102.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2011	2010

Cash flows provided by/(used in) investing activities:
(Purchases) of fixed income maturities	(874.5)	(604.8)
(Purchases) of equity securities	(171.1)	—
Proceeds from sales and maturities of fixed income maturities	751.5	544.8
Net sales/(purchases) of short-term investments	106.5	132.6
Net change in (payable)/receivable for securities (purchased)/sold	(22.2)	5.7
Payments for acquisitions net of cash acquired	—	(3.8)
(Purchase) of equipment	(5.0)	(0.8)

Net cash (used in)/provided by investing activities	(214.8)	73.7

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.5	—
Ordinary shares repurchased	(1.7)	(200.0)
Proportion of net loss due to non-controlling interest	(0.2)	—
Dividends paid on ordinary shares	(10.6)	(11.8)
Dividends paid on preference shares	(5.7)	(5.7)

Net cash (used in) financing activities	(17.7)	(217.5)

Effect of exchange rate movements on cash and cash equivalents	15.4	(6.0)

(Decrease) in cash and cash equivalents	(62.2)	(47.0)
Cash and cash equivalents at beginning of period	1,179.1	748.4

Cash and cash equivalents at end of period	$1,116.9	$701.4

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	0.4	18.8
Cash paid during the period for interest on long-term debt	7.5	7.5

Previously, the effect of all exchange rate movements was disclosed in “effect of exchange rate movements,” and for the three months ended March 31, 2010 was reported as $72.3 million. The above 2010 statements of cash flows have been re-presented to reflect the exchange rate movement on cash and cash equivalents within “effect of exchange rate movements on cash and cash equivalents” and all other exchange rate movements reallocated accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”). Aspen America Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”), (collectively, the “Operating Subsidiaries”).

2.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in Aspen’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

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

New Accounting Policies

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” Step 1 requires reporting entities to identify any potential impairments, on either an annual or interim basis, by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value is less than the carrying value and, it is more likely than not that an impairment exists, then the amount of the impairment will be assessed in the updated guidance in Step 2. Evaluating an impairment in Step 2 requires the evaluation of qualitative factors including the factors presented in existing guidance that trigger an interim impairment test of goodwill such as an adverse change in the business climate, unanticipated competition, or the expectation that a reporting unit will be sold or disposed. ASU 2010-28 is effective for annual reporting periods beginning after December 15, 2010. The provisions of the new guidance do not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In 2010, the FASB’s Emerging Issues Task Force issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” which requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisitions costs. This decision would require us to write back the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. We have undertaken a review to quantify the impact of the change. The maximum impact would be if we were required to write back all of the deferred underwriting costs and would result in a $21.6 million increase in cumulative operating expenses with the change being spread across the current and prior years. ASU 2010-26 is effective for annual reporting periods beginning after December 15, 2011 and we will not be early adopting this standard.

3.	Acquisitions

There were no acquisition-related transactions during the three months ended March 31, 2011.

4.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
	($ in millions, except share and per share amounts)

Earnings
Basic
Net (loss)/income as reported	$(151.7)	$18.3
Preference dividends	(5.7)	(5.7)

Basic and diluted net (loss)/income available to ordinary shareholders	$(157.4)	$12.6

Ordinary shares
Basic weighted average ordinary shares	70,551,859	77,394,967
Weighted average effect of dilutive securities(1)	—	3,243,684

Total diluted weighted average ordinary shares	70,551,859	80,638,651

(Loss)/earnings per ordinary share
Basic	$(2.23)	$0.16

Diluted	$(2.23)	$0.16

(1)	The basic and diluted number of ordinary shares for the three months ended March 31, 2011 are the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

Ordinary Share Repurchases.  On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 15, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the completion of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this contract.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee (as defined in Note 12, below). The shares were repurchased on March 10, 2011 and subsequently cancelled.

Dividends.  On April 28, 2011, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	May 31, 2011	May 13, 2011
5.625% preference shares	$0.703125	July 1, 2011	June 15, 2011
7.401% preference shares	$0.462563	July 1, 2011	June 15, 2011

5.	Segment Reporting

The Company has two reporting business segments: Insurance and Reinsurance. In arriving at these reporting segments, we have considered similarities in economic characteristics, products, customers, distribution and the regulatory environment. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the sum of net earned premiums, losses and loss expenses, policy acquisition expenses and operating and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance

Our insurance segment is led by Rupert Villers and John Cavoores, acting as co-CEO’s of Aspen Insurance. The reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance and James Few, President of Aspen Reinsurance.

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

Our treaty pro rata reinsurance product provides proportional coverage to the reinsured. We share original losses in the same proportion as our share of premium and policy amounts within contractual terms. Pro rata contracts typically involve close client relationships including regular audits of the cedants’ data and are written on an excess of loss basis for primary insurers in the U.S. as well as worldwide. This line of business is not typically driven by natural perils. Our risk solutions business writes property insurance risks for a select group of U.S. program managers.

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

Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and pro rata basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and specialty lines (marine, aviation, satellite). Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. Our agricultural reinsurance business consists of European and Latin American agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business. Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance.

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

Property Insurance:  Our property insurance line comprises U.K. commercial property and construction and U.S. commercial property (excess and surplus lines basis), written on a primary, excess, quota share and facultative basis. In 2010, we established Aspen Risk Management Limited (“ARML”), which primarily distributes U.K. regional commercial property and liability business.

•	U.S. Property: The U.S. commercial property insurance team covers mercantile, manufacturing, municipal and commercial real estate business.

•	U.K. Property: The U.K. commercial property insurance team provides physical damage and business interruption coverage as a result of weather, fire, theft and other causes. Our client base is predominantly U.K. institutional property owners, middle market corporate and public sector clients.

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

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, U.S. inland marine, ocean risks and aviation, written on a primary, quota share and facultative basis.

•	M.E.C. Liability: The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides liability cover for companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. commercial construction sectors.

•	Energy Physical Damage: Energy physical damage provides insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector.

•	Marine Hull: The marine hull team insures physical damage for ships (including war and associated perils) and related marine assets.

•	Specie: The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car.

•	Aviation: The aviation team writes physical damage insurance on hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide aviation hull deductible cover.

•	Inland Marine and Ocean Risks: The inland marine and ocean cargo team writes business principally covering builder’s construction risk, contractor’s equipment, transportation and ocean cargo risks in addition to exhibition, fine arts and museums insurance.

Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial institutions, professional liability (including management and technology liability) and financial and political risks, written on a primary, quota share and facultative basis.

•	Financial Institutions: Our financial institutions business is written on both a primary and excess of loss basis and consists of professional liability, crime insurance and directors’ and officers’ (“D&O”) cover, with the largest exposure comprising risks headquartered in the U.K., followed by Australia and the U.S. and then Canada and Western Europe. We cover financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models.

•	Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)) and the U.K. and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and European business while the U.S. team focuses on the U.S. and Canada. We insure a wide range of professions including lawyers, surveyors, accountants, architects and engineers.

•	Management & Technology Liability: We write on both a primary and excess basis D&O insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions.

•	Financial and Political Risks: The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover), piracy and kidnap and ransom (“K&R”). We write financial and political risks worldwide but with concentrations in a number of countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

•	U.S. Surety Risks: Our surety business writes commercial surety risks including, but not limited to Federal and Public official bonds, license and permits and fiduciary and miscellaneous bonds, focused on Fortune 1000 companies and large, privately owned companies in the U.S.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$437.1	$234.2	$671.3
Net written premiums	388.4	121.2	509.6
Gross earned premiums	284.8	224.0	508.8
Net earned premiums	272.0	180.4	452.4
Underwriting Expenses
Losses and loss expenses	410.1	118.8	528.9
Policy acquisition expenses	49.4	32.0	81.4
Operating and administrative expenses	24.5	29.2	53.7

Underwriting (loss)/income	(212.0)	0.4	(211.6)

Corporate expenses			(7.7)
Net investment income			55.5
Realized and unrealized investment gains			8.4
Change in fair value of derivatives			(3.4)
Interest on long term debt			(7.7)
Net foreign exchange gains			6.4
Other expense			(8.1)

Net loss before tax			$(168.2)

Net reserves for loss and loss adjustment expenses	$2,594.3	$1,301.0	$3,895.3

Ratios
Loss ratio	150.8%	65.9%	116.9%
Policy acquisition expense ratio	18.2%	17.7%	18.0%
Operating and administrative expense ratio	9.0%	16.2%	13.6%
Expense ratio	27.2%	33.9%	31.6%

Combined ratio	178.0%	99.8%	148.5%

	Three Months Ended March 31, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$490.1	$212.7	$702.8
Net written premiums	461.3	118.8	580.1
Gross earned premiums	301.9	215.2	517.1
Net earned premiums	291.0	176.6	467.6
Underwriting Expenses
Losses and loss expenses	256.8	122.0	378.8
Policy acquisition expenses	52.4	32.1	84.5
Operating and administrative expenses	22.3	20.4	42.7

Underwriting (loss)/income	(40.5)	2.1	(38.4)

Corporate expenses			(9.8)
Net investment income			59.4
Realized and unrealized investment gains			12.3
Change in fair value of derivatives			(2.0)
Interest on long term debt			(3.8)
Net foreign exchange gains			1.5
Other income			1.1

Net income before tax			$20.3

Net reserves for loss and loss adjustment expenses	$2,161.7	$1,027.4	$3,189.1

Ratios
Loss ratio	88.2%	69.1%	81.0%
Policy acquisition expense ratio	18.0%	18.2%	18.1%
Operating and administrative expense ratio	7.7%	11.6%	11.2%
Expense ratio	25.7%	29.8%	29.3%

Combined ratio	113.9%	98.9%	110.3%

6.	Investments

Fixed Maturities, Short-Term Investments and Equities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities, short-term investments and equities as at March 31, 2011 and December 31, 2010:

	As at March 31, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$775.7	$19.4	$(2.3)	$792.8
U.S. Agency	270.2	19.4	(0.1)	289.5
Municipal	19.2	0.3	(0.6)	18.9
Corporate	1,872.0	99.8	(3.8)	1,968.0
FDIC Guaranteed Corporate	116.1	1.6	—	117.7
Non-U.S. Government-backed Corporate	219.0	4.3	(0.1)	223.2
Foreign Government	709.7	12.9	(1.1)	721.5
Asset-backed	53.4	4.7	—	58.1
Non-agency Commercial Mortgage-backed	110.2	8.2	(0.1)	118.3
Agency Mortgage-backed	1,174.4	45.4	(4.1)	1,215.7

Total Fixed Maturities — Available for Sale	5,319.9	216.0	(12.2)	5,523.7
Total Short-term Investments — Available for Sale	179.9	—	—	179.9
Total Equity Securities — Available for Sale	171.3	3.8	(1.6)	173.5

Total	$5,671.1	$219.8	$(13.8)	$5,877.1

	As at December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$701.5	$25.5	$(1.6)	$725.4
U.S. Agency	278.7	23.6	—	302.3
Municipal	31.1	0.4	(0.8)	30.7
Corporate	1,861.2	113.6	(3.7)	1,971.1
FDIC Guaranteed Corporate	123.6	2.2	—	125.8
Non-U.S. Government-backed Corporate	223.6	5.2	—	228.8
Foreign Government	601.0	16.9	(1.0)	616.9
Asset-backed	54.0	4.8	—	58.8
Non-agency Commercial Mortgage-backed	119.7	8.4	—	128.1
Agency Mortgage-backed	1,126.4	48.7	(2.6)	1,172.5

Total Fixed Maturities — Available for Sale	5,120.8	249.3	(9.7)	5,360.4
Short-Term Investments — Available for Sale	286.1	—	(0.1)	286.0

Total	$5,406.9	$249.3	$(9.8)	$5,646.4

The following table provides the contractual maturity distribution of our available for sale fixed income investments as of March 31, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2011
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
	($ in millions)

Due one year or less	$528.0	$533.4	AA+
Due after one year through five years	2,292.7	2,381.0	AA
Due after five years through ten years	1,112.2	1,165.8	AA−
Due after ten years	49.0	51.4	AA−

Subtotal	3,981.9	4,131.6
Non-agency Commercial Mortgage-backed	110.2	118.3	AA+
Agency Mortgage-backed	1,174.4	1,215.7	AAA
Other Asset-backed	53.4	58.1	AAA

Total Fixed Maturities — Available for Sale	$5,319.9	$5,523.7

	As at December 31, 2010
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
	($ in millions)

Due one year or less	$337.7	$343.8	AA+
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA−
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency Commercial Mortgage-backed	119.7	128.1	AA+
Agency Mortgage-backed	1,126.4	1,172.5	AAA
Other Asset-backed	54.0	58.8	AAA

Total Fixed Maturities — Available for Sale	$5,120.8	$5,360.4

Fixed Maturities — Trading.  The following tables present the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at March 31, 2011 and December 31, 2010:

	As at March 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$8.7	$—	$(0.1)	$8.6
U.S. Agency	0.5	0.1	—	0.6
Municipal	2.8	0.1	—	2.9
Corporate	330.7	16.0	(1.0)	345.7
Foreign Government	8.9	0.4	—	9.3
Asset Backed	5.3	—	—	5.3

Total Fixed Maturities — Trading	$356.9	$16.6	$(1.1)	$372.4

	As at December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$48.9	$0.1	$(0.7)	$48.3
U.S. Agency	0.5	—	—	0.5
Municipal	3.2	0.1	—	3.3
Corporate	322.4	18.4	(1.0)	339.8
Foreign Government	8.9	0.5	—	9.4
Asset Backed	4.9	—	—	4.9

Total Fixed Maturities — Trading	$388.8	$19.1	$(1.7)	$406.2

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

Gross unrealized loss.  The following tables summarize as at March 31, 2011 and December 31, 2010, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at March 31, 2011
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$204.8	$(2.3)	$—	$—	$204.8	$(2.3)	41
U.S. Agency	19.4	(0.1)	—	—	19.4	(0.1)	5
Foreign Government	75.8	(1.1)	5.1	—	80.9	(1.1)	17
Municipal	11.0	(0.6)	—	—	11.0	(0.6)	7
Corporate	253.0	(3.8)	3.3	—	256.3	(3.8)	164
Non-U.S. Government-backed Corporate	30.8	(0.1)	2.5	—	33.3	(0.1)	15
Asset-backed	3.5	—	0.3	—	3.8	—	2
Non-agency Commercial Mortgage-backed	2.7	(0.1)	—	—	2.7	(0.1)	1
Agency Mortgage-backed	248.4	(4.1)	0.1	—	248.5	(4.1)	46

Total Fixed Maturities — Available for Sale	849.4	(12.2)	11.3	—	860.7	(12.2)	298
Total Short-term investments — Available for Sale	24.5	—	—	—	24.5	—	11
Total Equity Securities — Available for Sale	63.6	(1.6)	—	—	63.6	(1.6)	22

Total	$937.5	$(13.8)	$11.3	$—	$948.8	$(13.8)	331

	As at December 31, 2010
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$112.9	$(1.6)	$—	$—	$112.9	$(1.6)	28
U.S. Agency	5.5	—	—	—	5.5	—	3
Municipal	16.0	(0.8)	—	—	16.0	(0.8)	6
Foreign Government	110.0	(1.0)	5.0	—	115.0	(1.0)	12
Corporate	188.2	(3.7)	2.2	—	190.4	(3.7)	101
Non-U.S. Government-backed Corporate	24.3	—	—	—	24.3	—	9
Asset-backed	0.2	—	—	—	0.2	—	1
Agency Mortgage-backed	182.6	(2.6)	0.3	—	182.9	(2.6)	57
Non-agency Commercial Mortgage-backed	2.9	—	—	—	2.9	—	4

Total Fixed Maturities — Available for Sale	642.6	(9.7)	7.5	—	650.1	(9.7)	221
Total Short-term investments — Available for Sale	45.8	(0.1)	—	—	45.8	(0.1)	22

Total	$688.4	$(9.8)	$7.5	$—	$695.9	$(9.8)	243

Other-than-temporary impairments (“OTTI”).  The Company recorded no OTTI charges for the three months ended March 31, 2011 (2010 — $0.3 million). The Company reviews its available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost/cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost/cost.

In our review of fixed maturity investments, other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore our review of these securities utilizes a higher degree of judgement. In our review we consider our ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where a security is considered to be other-than-temporarily impaired the entire charge is recognized in realized losses in earnings. Again, the cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

Although we review each security on a case by case basis, we have also established parameters to help identify securities in an unrealized loss position which are other-than-temporarily impaired. These parameters focus on the extent and duration of the impairment and for both fixed maturities and equities we consider declines in value of greater than 20% for 12 consecutive months to indicate that the security is other-than-temporarily impaired.

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

Equity Securities.  Equity securities are comprised of U.S. and Foreign Equity securities and are classified as available for sale. The portfolio invests in high quality global equity securities with attractive dividend yields.

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

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2011, no fees were payable to us.

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

The Company has accounted for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three months ended March 31, 2011, our share of gains and losses increased the value of our investment by $0.1 million (2010 — $0.2 million). The increase in value has been recognized in realized and unrealized gains and losses in the unaudited condensed consolidated statement of operations.

The tables below show our other investments for the three months ended March 31, 2011 and twelve months ended December 31, 2010:

	Three Months Ended March 31, 2011
					Undistributed
	Aspen’s		Carrying	Funds	Fair Value of
	Investment	Realized Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris Offshore Fund L.P.	$27.8	$0.1	$30.1	$—	$30.1

	Twelve Months Ended December 31, 2010
					Undistributed
	Aspen’s		Carrying	Funds	Fair Value of
	Investment	Realized Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

Investment Purchases and Sales.  The following table sets out an analysis of investment purchases, sales and maturities:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	($ in millions)

Purchases of fixed income maturities	$874.5	$604.8
Purchases of equity securities	171.1	—
Proceeds from sales and maturities of fixed income maturities	(751.5)	(544.8)
Net change in (receivable)/payable for securities (sold)/purchased	22.2	(5.7)
Net (sales)/purchases of short-term investments	(106.5)	(132.6)

Net (sales)/purchases for the period	$209.8	$(78.3)

Investment Income.  The following is a summary of investment income:

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	($ in millions)

Fixed income maturities — Available for sale	$51.2	$55.8
Fixed income maturities — Trading portfolio	4.4	4.4
Short-term investments — Available for sale	0.3	0.2
Fixed term deposits (included in cash and cash equivalents)	1.1	0.8
Equity securities	0.2	—

Total	$57.2	$61.2
Investments expenses	(1.7)	(1.8)

Net investment income	$55.5	$59.4

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	($ in millions)

Pre-tax realized and unrealized investment gains and losses included in income statement:
Available for sale short-term investments and fixed income maturities:
Gross realized gains	$11.8	$9.3
Gross realized (losses)	(3.5)	(0.3)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	3.3	2.0
Gross realized (losses)	(1.4)	(0.8)
Net change in gross unrealized (losses)/gains	(1.9)	2.2
Impairments:
Total other-than-temporary impairments	—	(0.3)
Equity accounted investments:
Gross realized gains in Cartesian Iris	0.1	0.2

Total pre-tax realized and unrealized investment gains and losses included in income statement:	$8.4	$12.3

Change in available-for-sale unrealized gains/(losses):
Fixed maturities	(35.6)	25.3
Equity securities	2.2	—

Total change in pre-tax available-for-sale unrealized gains/(losses)	(33.4)	25.3
Change in taxes	4.9	(3.3)

Total change in unrealized gains/(losses), net of taxes	$(28.5)	$22.0

7.	Fair Value Measurements

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

•	Level 1 — Valuations based on unadjusted quoted prices in active markets, to which the Company has access, for identical assets or liabilities.

•	Level 2 — Valuations based on inputs other than unadjusted quoted prices in active markets for identical assets or liabilities. Inputs include quoted prices for similar assets or liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices which are directly or indirectly observable for the asset or liability (for example interest rates, yield curves, prepayment speeds, default rates, loss severities).

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s own views about the assumptions that market participants would use in pricing the asset or liability.

Where inputs to the valuation of an asset or liability fall into more than one level of the fair value hierarchy the classification of the asset or liability will be within the lowest level identified as significant to the valuation.

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

Equity securities include U.S. and foreign common stocks which are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

The following tables present our investments within the fair value hierarchy at which the Company’s financial assets are measured on a recurring basis at March 31, 2011 and December 31, 2010.

	As at March 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities available for sale, at fair value
U.S. Government	$792.8	$—	$—	$792.8
U.S. Government Agency	—	289.5	—	289.5
Municipal	—	18.9	—	18,9
Foreign Government	607.5	114.0	—	721.5
Non-agency commercial mortgage-backed	—	118.3	—	118.3
Agency mortgage-backed	—	1,215.7	—	1,215.7
Asset-backed	—	58.1	—	58.1
Corporate	—	1,968.0	—	1,968.0
FDIC Guaranteed	—	117.7	—	117.7
Bonds backed by Foreign Government	—	223.2	—	223.2

Total fixed income maturities available for sale, at fair value	1,400.3	4,123.4	—	5,523.7
Short-term investments available for sale, at fair value	152.7	27.2	—	179.9
Equity investments available for sale, at fair value	173.5	—	—	173.5

Fixed income maturities trading, at fair value
U.S. Government	8.6	—	—	8.6
U.S. Government Agency	—	0.6	—	0.6
Municipal	—	2.9	—	2.9
Foreign Government	4.0	5.3	—	9.3
Asset-backed	—	5.3	—	5.3
Corporate	—	345.7	—	345.7

Total fixed income maturities trading, at fair value	12.6	359.8	—	372.4
Short-term investments trading, at fair value	5.0	2.7	—	7.7
Derivatives at fair value	—	7.4	—	7.4

Total	$1,744.1	$4,520.5	$—	$6,264.6

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities available for sale, at fair value
U.S. Government	$725.4	$—	$—	$725.4
U.S. Government Agency	—	302.3	—	302.3
Municipal	—	30.7	—	30.7
Foreign Government	507.5	109.4	—	616.9
Non-agency commercial mortgage-backed	—	128.1	—	128.1
Agency mortgage-backed	—	1,172.5	—	1,172.5
Asset-backed	—	58.8	—	58.8
Corporate	—	1,964.3	6.8	1,971.1
FDIC Guaranteed	—	125.8	—	125.8
Bonds backed by Foreign Government	—	228.8	—	228.8

Total fixed income maturities available for sale, at fair value	1,232.9	4,120.7	6.8	5,360.4
Short-term investments available for sale, at fair value	246.8	39.2	—	286.0

Fixed income maturities trading, at fair value
U.S. Government	48.3	—	—	48.3
U.S. Government Agency	—	0.5	—	0.5
Municipal	—	3.3	—	3.3
Foreign Government	4.1	5.3	—	9.4
Asset-backed	—	4.9	—	4.9
Corporate	—	339.8	—	339.8

Total fixed income maturities trading, at fair value	52.4	353.8	—	406.2
Short-term investments trading, at fair value	—	3.7	—	3.7
Derivatives at fair value	—	6.8	—	6.8

Total	$1,532.1	$4,524.2	$6.8	$6,063.1

Fixed income maturities classified as Level 3 at December 31, 2010, related to Securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) were subsequently sold in the first quarter of 2011. Although the market value of Lehman Brothers bonds was based on broker-dealer quoted prices, management believed that the valuation to be based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. Derivatives at fair value consist of the interest-rate swaps and the forward exchange contracts as described in Note 9.

The following tables present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2011	$6.8	$—	$6.8
Total unrealized gains or (losses):
Included in comprehensive income	(4.0)	—	(4.0)
Included in earnings	4.8	—	4.8
Sales	(7.6)	—	(7.6)

Level 3 assets as of March 31, 2011	$—	$—	$—

	Three Months Ended March 31, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in comprehensive income	1.2	—	1.2
Included in earnings	—	(1.8)	(1.8)

Level 3 assets as of March 31, 2010	$16.1	$4.9	$21.0

The following tables present our liabilities within the fair value hierarchy at which the Company’s financial liabilities are measured on a recurring basis at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Level 1	Level 2	Level 3
	($ in millions)

Liabilities under derivative contracts:
Forward exchange contracts	$—	$3.5	$—

December 31, 2010
	Level 1	Level 2	Level 3
($ in millions)

Liabilities under derivative contracts:
Forward exchange contracts	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2011 and 2010.

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	($ in millions)

Beginning Balance	$—	$9.2
Settlements	—	(1.8)

Ending Balance	$—	$7.4

8.	Reinsurance

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

The largest concentrations of reinsurance recoverables as at March 31, 2011, were with Lloyd’s on Lloyd’s syndicates which are all rated A (Excellent) by A.M. Best and A+ (Strong) by S&P and with Munich Re which is rated A+ (Superior) by A.M. Best and AA− (Very Strong) by S&P, for their financial strength. Balances with Lloyd’s and Munich Re represented 28.9% and 11.4%, respectively, of reinsurance recoverables.

9.	Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2011 and December 31, 2010:

Derivatives Not Designated as		As at March 31, 2011		As at December 31, 2010
Hedging Instruments		Notional	Fair	Notional
Under ASC 815	Balance Sheet Location	Amount	Value	Amount	Fair Value
				($ in millions)

Interest Rate Swaps	Derivatives at Fair Value	$1,000.0	$7.4	$500.0	$6.8
Forward Exchange Contracts	Liabilities Under Derivative Contracts	$240.3	$3.5	$—	$—

The following table provides the unrealized and realized gains/(losses) recorded in earnings for the three months ended March 31, 2011 and 2010:

		Amount of Gain/(Loss)
Derivatives Not Designated as		Recognized in Income
Hedging Instruments		Three Months Ended
Under ASC 815	Location of Gain/(Loss) Recognized in Income	March 31, 2011	March 31, 2010
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$—	$(2.0)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$(3.5)	$—
Interest Rate Swaps	Change in Fair Value of Derivatives	$0.1	$—

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

The contract was for five years and provided 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract did allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments were made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477.0 million but is subject to adjustment. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counter-parties.

Foreign exchange contract.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations. As at March 31, 2011, the Company had three forward contracts outstanding, resulting in a charge for the three months of $3.5 million (2010 — $Nil).

Interest rate swaps.  As at March 31, 2011, the Company held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. As at March 31, 2011, there was a credit in respect of the interest rate swaps of $0.1 million (2010 — $Nil).

Non-cash collateral with a fair value of $9.4 million as at March 31, 2011 (December 31, 2010 — $7.7 million) was transferred by our counterparties. In accordance with FASB ASC 860 Topic Transfers and Servicing, no amount has been recorded in our balance sheet for the pledged assets. None of the collateral has been sold or re-pledged.

Under the derivative accounting guidance, none of the derivatives meets the requirements for hedge accounting. Changes in the estimated fair value was included in the consolidated statement of operations.

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2011, and twelve months ended December 31, 2010:

	As at	As at
	March 31,	December 31,
	2011	2010
	($ in millions)

Provision for losses and LAE at the start of the year	$3,820.5	$3,331.1
Less reinsurance recoverable	(279.9)	(321.5)

Net loss and LAE at the start of the year	3,540.6	3,009.6

Net loss and LAE expenses (disposed)	(10.0)	(35.5)

Provision for losses and LAE for claims incurred:
Current year	550.8	1,270.1
Prior years	(21.9)	(21.4)

Total incurred	528.9	1,248.7

Losses and LAE payments for claims incurred:
Current year	(4.2)	(116.5)
Prior years	(210.7)	(550.3)

Total paid	(214.9)	(666.8)

Foreign exchange losses/(gains)	50.7	(15.4)

Net losses and LAE reserves at period end	3,895.3	3,540.6
Plus reinsurance recoverable on unpaid losses at period end	334.0	279.9

Provision for losses and LAE at March 31, 2011 and December 31, 2010	$4,229.3	$3,820.5

For the three months ended March 31, 2011, there were reserve releases of $21.9 million compared to $12.9 million for the three months ended March 31, 2010 in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases please refer to the section titled “Reserves for Losses and Loss Adjustment Expenses.”

The $10.0 million net loss and LAE expenses in the three months ended March 31, 2011 (twelve months ended December 31, 2010 — $35.5 million) relates to the commutation of certain contracts in specialty reinsurance.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at March 31, 2011 and December 31, 2010.

	As at March 31, 2011		As at December 31, 2010
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	70,731,042	107	70,508,013	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		122		122

	As at March 31, 2011	As at December 31, 2010
	($ in millions)	($ in millions)

Additional paid-in capital	$1,388.2	$1,388.3

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the three-month period ended March 31, 2011.

Number of
Shares

Shares in issue at December 31, 2010	70,508,013
Share transactions in the three months ended March 31, 2011:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	179,822
Shares issued to employees under the share incentive plan	622,774
Shares issued to non-employee directors	21,479
Ordinary share repurchases from shareholders	(601,046)

Shares in issue at March 31, 2011	70,731,042

Ordinary Share Repurchases.  On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 15, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the completion of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under the contract.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee, as defined below. The shares were repurchased on March 10, 2011 and subsequently cancelled.

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

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. During the three months ended March 31, 2011, the Names’ Trustee exercised 539,823 options on a cash and cashless basis (2010 — 3,221 options).

Employee and Non-Executive Director Awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted in the three months ended March 31, 2011 (2010 — Nil); 9,208 options were exercised during the three months ended March 31, 2011 (2010 — 374,961). Compensation costs credited against income in respect of employee options for the three months ended March 31, 2011 were $Nil (2010 — charges of $0.3 million).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three months ended March 31, 2011, the Company granted to employees 105,234 restricted share units (2010 — 32,754). In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 3, 2011 (with a grant date of February 9, 2011), the Board of Directors approved a total of 23,408 RSU’s for the non-employee directors (February 11, 2010 — 28,640) and 16,722 RSU’s to the Chairman (February 11, 2010 — 17,902). Compensation costs charged against income in respect of restricted share units for the three months ended March 31, 2011 were $2.5 million (2010 — $0.8 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. Compensation costs credited against income in the three months ended March 31, 2011 in respect of performance shares were a credit of $0.1 million (2010 — charge of $3.2 million).

2011 Performance Shares.  On February 3 and 4, 2011, the Compensation Committee approved the grant of 853,223 performance shares with a grant date of February 9, 2011 and an additional grant of 31,669 performance shares was made on March 21, 2011 (February 11, 2010 — 720,098). The performance shares will be subject to a three-year vesting period with a separate annual Return on Equity (“ROE”) test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2012 and 2013 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average ROE over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than the average of the minimum vesting thresholds for such year and the preceding year, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 21,479 shares were issued during the three months ended March 31, 2011 (2010 — Nil). Compensation costs charged against income in the three months ended March 31, 2011 in respect of the ESPP were $0.2 million (2010 — $0.4 million).

13.	Intangible Assets

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Trade	Insurance			Trade	Insurance
	Mark	Licenses	Other	Total	Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.5	$16.6	$2.9	$21.0	$1.6	$6.6	$—	$8.2
Additions	—	—	—	—	—	—	3.8	3.8
Amortization	—	—	(0.3)	(0.3)	—	—	—	—

End of the period	$1.5	$16.6	$2.6	$20.7	$1.6	$6.6	$3.8	$12.0

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

APJ Transaction.  On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset is attributable to distribution and employees in the ratio of 60:40. The distribution share of $2.2 million is amortized over four years reflecting the additional protection rights to protect the book of business if the lead underwriter were to resign. The amortization of the employee element of $1.4 million is amortized over three years which is in line with lead underwriter’s lock-in period and earn-out period.

U.S. Insurance Company.  On February 4, 2010, we entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. The value of these licenses was $10.0 million. We completed the transaction on August 16, 2010.

14.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2011 and December 31, 2010.

	As at March 31, 2011	As at December 31, 2010
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,871.6	$1,895.7
Assets held in single-beneficiary trusts	58.3	58.2
Secured letters of credit(1)	624.5	533.8

Total	$2,554.4	$2,487.7

Total as % of cash and invested assets	34.5%	34.2%

(1)	As of March 31, 2011, the Company had funds on deposit of $919.2 million and £19.3 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. The Company had $383.8 million of outstanding collateralized letters of credit under this facility at March 31, 2011.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC (“Barclays”) dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $119.9 million of outstanding collateralized letters of credit under this facility at March 31, 2011.

On July 31, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three year $280.0 million revolving credit facility.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at March 31, 2011 amounted to $229.5 million (December 31, 2010 — $230.3 million).

Interest-rate Swaps.  Non-cash collateral with a fair value of $9.4 million as at March 31, 2011 (December 31, 2010 — $7.7 million) was transferred by our counterparty. In accordance with FASB ASC 860 Topic Transfers and Servicing, no amount has been recorded in our balance sheet for the pledged assets. None of the collateral has been sold or re-pledged.

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of March 31, 2011 were:

						Later
	2011	2012	2013	2014	2015	Years	Total
	($ in millions)

Operating Lease Obligations	$7.6	$8.5	$8.3	$7.5	$7.3	$16.2	$55.4

(c)	Variable interest entities

Cartesian Iris 2009A L.P and Cartesian Iris Offshore Fund L.P.  As disclosed in Note 6, on May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through its wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company’s involvement with Cartesian Iris Offshore Fund L.P. is limited to its investment in the fund, and it is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2011 no fees were payable to us.

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

15.	Subsequent Events

The Company has considered subsequent events to the date of filing of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2010 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis.

Recent Developments

On April 28, 2011, the day of our recent earnings call discussing the results for the first quarter of 2011, our two most significant Japanese clients announced for the first time their estimates of their earthquake losses. Our assessment of their views strengthens our confidence in the adequacy of our own loss reserves.

In the first quarter of 2011, we have strengthened our leadership in the U.S. further with the appointment of Mario Vitale as President of U.S. Insurance. We have also hired a team to underwrite U.S. surety insurance risks.

During April 2011, we have seconded an employee to act as portfolio manager of Iris Re in whose fund (Cartesian Iris Offshore Fund L.P.) we currently invest. The portfolio manager is responsible for the day-to-day operations of the fund and risk selection. The increase in our involvement in this fund, in addition to the increase in our participation in the carried interest and board representation may require the Company to re-evaluate its capacity as a potential primary beneficiary of the fund.

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

Highlights of our results for the three months ended March 31, 2011 were:

•	Diluted book value per share of $36.65, up 6.4% over the end of the first quarter of 2010 and down 5.8% from the end of the fourth quarter in 2010;

•	First quarter net loss after tax of $151.7 million, including losses of $255.9 million, net of reinsurance recoveries, reinstatement premiums and taxes, resulting from the natural catastrophe events that occurred in the first quarter 2011, down from net profit after tax of $18.3 million in the same quarter last year;

•	Combined ratio of 148.5%, or 85.1% excluding catastrophe losses, compared with a combined ratio of 110.3%, or 86.1% excluding catastrophes, for the first quarter of 2010;

•	Net loss per share of $2.23 for the quarter, including $3.63 of loss per share from the natural catastrophe events that occurred in the first quarter of 2011, down from diluted operating earnings per share of $0.01 for the first quarter of 2010.

Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of diluted ordinary shares at the end of the period.

Shareholders’ equity and ordinary shares in issue as at March 31, 2011 and March 31, 2010 were:

	As at	As at
	March 31, 2011	March 31, 2010
	($ in millions, except
	for share amounts)

Total shareholders’ equity	$3,051.0	$3,140.2
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders	$2,697.4	$2,786.6

Ordinary shares	70,731,042	77,258,437
Diluted ordinary shares	73,599,470	80,889,181

The following overview of our results for the three months ended March 31, 2011 and 2010 and of our financial condition at March 31, 2011, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums decreased by 4.5% in the first quarter of 2011 when compared to 2010 with significant reductions in the reinsurance segment where we wrote less casualty reinsurance business in the current period as a result of market conditions. Gross written premiums in the insurance segment have increased by 10.1% to $234.2 million when compared to the first quarter of 2010 with the increase largely due to increased demand particularly in our marine, energy and transportation line and our kidnap and ransom business which forms part of our financial and political risk insurance. The table below shows our gross written premiums for each segment for the three months ended March 31, 2011 and 2010, and the percentage change in gross written premiums for each segment.

	For the Three Months		For the Three Months
Business Segment	Ended March 31, 2011		Ended March 31, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Reinsurance	$437.1	(10.8)%	$490.1
Insurance	234.2	10.1%	212.7

Total	$671.3	(4.5)%	$702.8

Reinsurance ceded.  Total reinsurance ceded for the quarter of $161.7 million has increased by $39.0 million from the first quarter of 2010. The reinsurance segment has recognized the costs of catastrophe programs purchased to provide additional cover for the upcoming wind season after the current quarter’s catastrophe events. Reinsurance costs increased for the insurance segment when compared with the first quarter of 2010 as we have purchased advanced protection for our new U.S professional lines business as well as the earlier purchase of parts of the U.S. property program.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2011 and 2010 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended March 31, 2011	Ended March 31, 2010

Reinsurance	150.8%	88.2%
Insurance	65.9%	69.1%

Total Loss Ratio	116.9%	81.0%

The loss ratio for the quarter of 116.9% has increased by 35.9 percentage points compared to the first quarter of 2010. The increase is due mainly to losses from the Australian floods, the New Zealand earthquake and the Japanese earthquake and tsunami which occurred in the quarter. While the comparative period included $122.4 million of losses from the Chile earthquake, the three natural disasters during the current period are much larger cumulatively at $295.5 million. Current year losses are offset by $21.9 million of prior year reserve releases in the current quarter compared with $12.9 million of reserve releases in the first quarter of 2010. Reserve releases in our reinsurance segment increased from $15.1 million in the first quarter of 2010 to $20.8 million in the current period following a favorable outcome on a satellite deployment.

The insurance segment had a $1.1 million reserve release this quarter compared to a $2.2 million reserve strengthening in the first quarter of 2010. A reserve strengthening in our financial and professional lines business has been offset by releases from our property and marine, energy and transportation business lines.

We have presented loss ratios excluding the impact from prior year reserve adjustments and catastrophic losses to aid in the analysis of the underlying performance of our segments. We have defined catastrophic losses as losses associated with the Chilean earthquake in 2010, the New Zealand earthquakes in 2010 and 2011, the Australian floods in 2011 and the Japanese earthquake and tsunami in 2011. Our current pre-tax estimate of loss, net of reinstatement premiums, for these events is $68.3 million for the 2011 New Zealand earthquake, $35.9 million for the Australian floods and $180.6 million for the Japanese earthquake and tsunami. The underlying changes in accident year loss ratios by segment are also shown in the table below. The prior year claims adjustment in the table below reflects prior-year reserve movement and premium adjustments. The current year claims adjustments represent catastrophic loss events which reflect net claims and reinstatement premium adjustments.

				Accident
				Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended March 31, 2011	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	150.8%	7.6%	(108.6)%	49.8%
Insurance	65.9%	0.6%	—%	66.5%
Total	116.9%	4.8%	(65.3)%	56.4%

				Accident
				Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Three Months Ended March 31, 2010	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	88.2%	5.2%	(42.0)%	51.4%
Insurance	69.1%	(1.3)%	(0.1)%	67.7%
Total	81.0%	2.8%	(26.2)%	57.6%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended

March 31, 2011 and 2010, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended March 31, 2011	Ended March 31, 2010
	($ in millions)

Reserve releases	$21.9	$12.9
% of net premiums earned	4.8%	2.8%

The $9.0 million variance is mainly due to increased reserve releases from the reinsurance segment compared to the first quarter of 2010, in particular from our specialty reinsurance division where a loss reserve for an expected satellite loss was no longer required following successful testing. There was a $1.1 million insurance reserve release in the first quarter of 2011 compared to a $2.2 million strengthening in the first quarter of 2010, which contained adverse loss experience in global excess casualty. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2011 and 2010:

	For the Three Months	For the Three Months
	Ended March 31, 2011	Ended March 31, 2010

Policy acquisition expenses	18.0%	18.1%
Operating and administrative expenses	13.6%	11.2%

Expense ratio	31.6%	29.3%

The policy acquisition expense ratio of 18.0% for the quarter has reduced slightly from 18.1% in the first quarter of 2010. The decrease is due to a combination of reduced profit related commissions and a change in the mix of business written where we have written a greater proportion of business in divisions with a lower average commission rate.

Operating and administrative expenses have increased to $61.4 million for the quarter compared with $52.5 million in the first quarter of 2010 with the operating and administrative expense ratio, as a percentage of net earned premium, increasing from 11.2% to 13.6% for the same period. The increase in the operating and administrative expense ratio is mainly due to lower gross earned premiums in our reinsurance segment, while the increase in costs overall is due to our investment in infrastructure and capabilities to support our expansion, in the U.K., U.S., Switzerland, and Germany.

Net investment income.  Net investment income for the quarter of $55.5 million has decreased from $59.4 million in the first quarter of 2010 due to reductions in portfolio yields.

Change in fair value of derivatives.  In the three months ended March 31, 2011, we recorded a credit of $0.1 million (2010 — $Nil) for the interest rate swaps. We also hold three foreign currency contracts with a combined impact on net income for the three months ended March 31, 2011 of a loss of $3.5 million (2010 — $Nil).

We cancelled our credit insurance contract as of November 28, 2010. In the three months ended March 31, 2010, we recorded a reduction of $2.0 million in the estimated fair value of the credit insurance contract including an interest expense of $0.2 million. Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended March 31, 2011 included $6.4 million of foreign currency exchange gains (2010 — $1.5 million gain) and $8.4 million of realized and unrealized investments gains (2010 — $12.3 million gain). Realized and unrealized gains included $8.3 million (2010 — $9.0 million) of net realized gains from the fixed income maturities available for sale portfolio, $1.9 million (2010 — $1.2 million) of net realized gains from our fixed income maturities trading portfolio, $1.9 million net unrealized loss (2010 — $2.2 million gain) from our fixed income maturities trading portfolio, a charge of $Nil (2010 — $0.3 million) for investments we believe to be other-than-temporarily impaired and $0.1 million (2010 — $0.2 million) representing our share of earnings from our investment in Cartesian Iris. We have also recognized $8.1 million (2010 — income of $1.1 million) of other expenses for the three months ended March 31, 2011 which is primarily due to charges associated with funds with-held contracts.

Taxes.  The estimated effective rate of tax for the quarter is a 9.8% benefit (2010 — 9.9% charge). The reduction in the tax rate when compared to the first quarter of 2010 was due to the relative performance of our Bermuda, U.S. and U.K. operations. The effective tax rate for the year is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda where the rate of tax on corporate profits is zero while the U.K. corporate tax rate was reduced from 28% to 26% (effective April 1, 2011) and the U.S. corporate tax rate is 35%.

Dividends.  The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended March 31, 2011 were $5.7 million (2010 — $5.7 million).

Shareholders’ equity and financial leverage.  Total shareholders’ equity decreased by $190.9 million to $3,051.0 million for the three months ended March 31, 2011. The most significant movements were:

•	net realized depreciation on investments, net of taxes, of $28.5 million; and

•	net retained loss after tax for the period of $168.0 million.

As at March 31, 2011, total ordinary shareholders’ equity was $3,051.0 million compared to $3,241.9 million at December 31, 2010. The remainder of our total shareholders’ equity, as at March 31, 2011, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2010 — $353.6 million).

The amount outstanding under our senior notes, less amortization of expenses, of $498.8 million (December 31, 2010 — $498.8 million) was the only material debt that we had outstanding as of March 31, 2011 and December 31, 2010.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2011, this ratio was 14.1% (December 31, 2010 — 13.3%).

Our preference shares are classified on our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 24.0% as of March 31, 2011 (December 31, 2010 — 22.8%)

Capital Management.  On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 15, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the expiry of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this contract.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee. The shares were repurchased on March 10, 2011 and subsequently cancelled.

During the quarter, we made a small investment into equities, deploying $171.3 million, or 2.4% of total investments at the end of 2010, into high quality equities via direct investment. Our overall portfolio appetite remains focused on high quality fixed income investments, however market conditions and portfolio diversification prompted a limited move into equities. We have given ourselves the flexibility to deploy up to 10% of the investment portfolio in non-fixed income investments. We recognized dividend income of $0.2 million (2010 — $Nil) for the quarter and $2.2 million (2010 — $Nil) net unrealized gains from the equity portfolio.

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Operating Subsidiaries. As at March 31, 2011, Aspen Holdings held $102.9 million (December 31, 2010 — $354.0 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide liquidity.

As at March 31, 2011, the Operating Subsidiaries held $917.6 million (December 31, 2010 — $772.8 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2011 and for the foreseeable future.

As of March 31, 2011, we had in issue $624.5 million in letters of credit to cedants, for which the Company had funds on deposit of $950.2 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Reinsurance:  We had anticipated that average rate changes for our property reinsurance account at April 1 would be a reduction of 5% to 10%. However, we achieved an average rate increase of 5% with a few contracts recording increases of as much as 15%. We believe that this understates the current trend, as just under 40% of our renewal income was quoted or completed prior to the Tohoku earthquake in Japan. The impetus for rate change is more pronounced in reinsurance than insurance with the improvements we have seen thus far concentrated in catastrophe peril exposed property lines. As a result, we believe that up to 35 percent of the business we intend to write in 2011 could be subject to meaningful positive price changes. The lines affected include our property reinsurance lines and natural catastrophe exposed lines within our specialty reinsurance account.

In our casualty reinsurance lines, the rate environment remains challenging but we were able to achieve a 3% increase on our international lines and limited reduction on our U.S. account to 1%. This reflected the benefits of our approach to managing our top line as we did not renew exposures which did not meet our desired returns. Terms and conditions are remaining broadly stable. Within our specialty reinsurance line, pricing overall was favorable with on average 7% increases on our marine reinsurance account, with contracts impacted by the Deepwater Horizon loss registering increases in the region of 10% to 40%.

Insurance:  The first quarter is not a major renewal period and the situation has changed little from year-end. Within our casualty lines, prices have generally continued to decline overall with some classes, such as global excess casualty, experiencing modest increases in the higher hazard classes or rates remaining flat. In aviation, pricing has remained broadly flat with some pressure on hull war business but renewal activity is very limited in the first quarter and it remains to be seen whether our expectations of some price improvements are realized later in the year. Competitive pressure in political risk insurance remains strong but pricing is generally satisfactory, particularly in credit with some signs that the events in Libya and the Ivory Coast are beginning to have a positive impact. On the other hand, due to recent events, as described above, we expect meaningful positive price changes for our excess and surplus lines property insurance and energy physical damage business.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies please refer to our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the financial statements contained in this report.

We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2011 and 2010 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — First quarter” below.

Underwriting Results by Operating Segments

We are organized into two business segments: Reinsurance and Insurance. We have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments. The reinsurance segment consists of property catastrophe reinsurance, other property, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

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

We have provided additional disclosures for corporate and other (non-underwriting) income and expenses in Note 5 of our unaudited financial statements. Corporate and other income includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments.

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2011 and 2010. The contributions of each segment to gross written premiums in the three months ended March 31, 2011 and 2010 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended March 31, 2011	Ended March 31, 2010
	% of total gross written premiums

Reinsurance	65.1%	69.7%
Insurance	34.9%	30.3%

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended March 31, 2011	Ended March 31, 2010
	($ in millions)

Reinsurance	$437.1	$490.1
Insurance	234.2	212.7

Total	$671.3	$702.8

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

Gross written premiums.  Gross written premiums in our reinsurance segment decreased by 10.8% compared to the three months ended March 31, 2010. The decrease in gross written premiums has come from most lines, but in particular casualty reinsurance where we are seeing challenging market conditions and prices that do not meet our requirements. Following a strategic decision to cut back on some specialty reinsurance business, in particular structured risks, we have also seen an expected reduction in this area.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2011 and 2010, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended March 31, 2011		Ended March 31, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$151.0	3.3%	$146.2
Other property reinsurance	64.8	(12.1)	73.7
Casualty reinsurance	138.6	(20.6)	174.5
Specialty reinsurance	82.7	(13.6)	95.7

Total	$437.1	(10.8)%	$490.1

Losses and loss adjustment expenses.  The net loss ratio for the three months ended March 31, 2011 was 150.8% compared to 88.2% in the equivalent period in 2010. The increase in the loss ratio is attributable to a number of catastrophe losses in the quarter with $41.0 million from the Australian floods, $73.9 million from the New Zealand earthquake and $180.6 million from the Japanese earthquake and tsunami which occurred in the quarter. This is partly mitigated by a $5.7 million increase in prior year reserve releases from $15.1 million in the first quarter of 2010 to $20.8 million in the current period. The first quarter of 2010 experienced gross losses of $122.2 million in relation to the earthquake in Chile.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses were $49.4 million for the three months ended March 31, 2011 equivalent to 18.2% of net premiums earned (2010 — $52.4 million or 18.0% of net premiums earned). The increase is due to our purchase of additional reinsurance reducing our net earned premium. An increase in operating and administrative expenses of $2.2 million from the first quarter of 2010 is attributable mainly to our infrastructure and systems as we continue to invest in the development of our business.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have increased by 10.1% to $234.2 million for the quarter from $212.7 million in the equivalent period in 2010. The increase in gross written premium is attributable to the marine, energy and transportation lines and financial and professional lines where we have seen policy extensions and increased line sizes and additional demand, in particular for our kidnap and ransom products which forms part of our financial and political risk business. Gross written premiums in our casualty insurance lines have reduced when compared with the first quarter of 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended March 31, 2011		Ended March 31, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$38.6	5.2%	$36.7
Casualty insurance	19.6	(47.3)	37.2
Marine, energy and transportation insurance	123.8	11.9	110.6
Financial and professional lines insurance	52.2	85.1	28.2

Total	$234.2	10.1%	$212.7

Losses and loss adjustment expenses.  The loss ratio for the quarter was 65.9% compared to 69.1% for the three months ended March 31, 2010. Losses for the three months ended March 31, 2011 include $1.1 million of prior year reserve releases while the first three months of 2010 included a $2.2 million reserve strengthening. The reduction in loss ratios for the quarter is partially due to writing less business which attract higher loss ratios and more business with lower loss ratios.

The release in the current quarter was due primarily to our property and aviation accounts following favorable loss development but this was largely offset by deterioration in financial and professional lines where we have claims from professional lines that have exposure to the financial crisis.

Policy acquisition, operating and administrative expenses.  Policy acquisition expenses of $32.0 million for the three months ended March 31, 2011 equivalent to 17.7% of net premiums earned (2010 — $32.1 million or 18.2% of net earned premium) were broadly in line with those in the first quarter of 2010. Operating and administrative expenses of $29.2 million in the first quarter of 2011 have increased from $20.4 million over the comparative period in 2010 due to reorganization costs from our U.S. operations. General expenses have increased as we continue to invest in the development of the business with new offices and new teams and foreign exchange movements making our non U.S.-based costs more expensive on conversion.

Total Income Statement — First quarter

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums decreased by 4.5% to $671.3 million in the first quarter of 2011 when compared to 2010 with the decrease arising primarily from our reinsurance segment, attributable mainly to casualty reinsurance where we declined business that did not meet our pricing requirements but also due to reductions in specialty reinsurance following the repositioning of a portion of the account. Gross written premiums in the insurance segment have increased by 10.1% to $234.2 million for the quarter from $212.7 million in the equivalent period in 2010. The increase in gross written premium is attributable to the marine, energy and transportation lines and financial and professional lines where we have seen policy extensions and increased line sizes and additional demand. Gross written premium in our casualty insurance lines has reduced when compared with the first quarter of 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

Reinsurance ceded.  Total reinsurance ceded for the quarter of $161.7 million has increased by $39.0 million from the first quarter of 2010 in both segments. The reinsurance segment has recognized the costs of catastrophe programs purchased to provide additional cover for the upcoming wind season after the current quarter’s catastrophe events. Reinsurance costs increased for the insurance segment when compared with the first quarter of 2010 as we have purchased advanced protection for our new U.S. professional lines business as well as the early purchase of parts of the U.S. property program.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first quarter of 2011 decreased by 1.6% compared to the first quarter of 2010 as a result of the reduction in gross written premiums, particularly in the reinsurance segment.

Net premiums earned.  Net premiums earned have decreased by $15.2 million or 3.3% in the first quarter of 2011 compared to 2010 which is consistent with the decrease in gross earned premiums and the increase in reinsurance ceded for the quarter.

Losses and loss adjustment expenses.  The loss ratio for the quarter of 116.9% has increased by 35.9 percentage points compared to the first quarter of 2010. The increase is due mainly to losses from the Australian floods, the New Zealand earthquake and the Japanese earthquake and tsunami which occurred in the quarter. While the comparative period included $122.7 million of losses from the Chile earthquake, the three natural disasters during the current period were much larger with total losses of $295.5 million. Losses are offset by $21.9 million of prior year reserve releases in the current quarter compared with $12.9 million of reserve releases in the first quarter of 2010. Reserve releases in our reinsurance segment increased from $15.1 million in the first quarter of 2010 to $20.8 million in the current period following a favorable outcome on a satellite deployment. The insurance segment had a $1.1 million reserve release this quarter compared to a $2.2 million reserve strengthening in the first quarter of 2010. A reserve strengthening in our financial and professional lines business has been offset by releases from our property and marine, energy and transportation business lines.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating and administrative expenses to the expense ratio and the total expense ratios for the three months ended March 31, 2011 and 2010. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended March 31, 2011	Ended March 31, 2010

Policy acquisition expense ratio	16.0%	16.3%
Operating and administrative expense ratio	12.1%	10.2%

Gross expense ratio	28.1%	26.5%
Effect of reinsurance	3.5%	2.8%

Total net expense ratio	31.6%	29.3%

Changes in the acquisition and operating and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended March 31, 2011 and 2010 are shown in the following table:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.3%	14.3%	16.0%	17.4%	14.9%	16.3%
Operating and administrative expense ratio	8.6	13.0	12.1%	7.4	9.5	10.2

Gross expense ratio	25.9	27.3	28.1%	24.8	24.4	26.5
Effect of reinsurance	1.3	6.6	3.5%	0.9	5.4	2.8

Total net expense ratio	27.2%	33.9%	31.6%	25.7%	29.8%	29.3%

The policy acquisition expense ratio, gross of the effect of reinsurance, has reduced to 16.0% for the quarter from 16.3% in the first quarter of 2010. The reduction is due mainly to a reduction in profit-related commissions.

The operating and administrative expense ratio, as a percentage of net earned premium, has increased from 10.2% to 12.1% for the same period with operating and administrative expenses increasing to $61.4 million for the quarter compared with $52.5 million in the first quarter of 2010. The increase in operating and administrative expenses is due to building out our U.S insurance capacity, a U.K. regional platform and establishing a presence in the Swiss market to write insurance.

Total operating expenses for the three months ended March 31, 2011 include $7.7 million (2010 — $9.8 million) of corporate expenses which are not allocated to our underwriting segments. We consider corporate expenses to be certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share-based compensation expenses allocated to group functions and costs associated with operating as a publicly traded company.

Net investment income.  Net investment income for the quarter of $55.5 million is 6.6% below the $59.4 million in the first quarter of 2010 due to lower reinvestment rates.

Change in fair value of derivatives.  In the three months ended March 31, 2011, we recorded a credit of $0.1 million (2010 — $Nil) for the interest rate swaps. We also hold three foreign currency contracts with a combined impact on net income for the three months ended March 31, 2011 of a loss of $3.5 million (2010 — $Nil).

We cancelled our credit insurance contract as of November 28, 2010. In the three months ended March 31, 2010, we recorded a reduction of $2.0 million in the estimated fair value of the credit insurance contract including an interest expense of $0.2 million. Further information on these contracts can be found in Note 9 to the financial statements.

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

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The realized investments losses in the first quarter of 2011 did not include a charge for investments we believe to be other-than-temporarily impaired (2010 — $0.3 million).

Income before tax.  In the first quarter of 2011, losses before tax were $168.2 million, comprised of $219.3 million of underwriting losses, $55.5 million in net investment income, $14.8 million of net realized and unrealized investment and foreign exchange gains, $7.7 million of interest expense and $11.5 million of other expenses. In the first quarter of 2010, income before tax was $20.3 million which comprised $48.2 million of underwriting loss, $59.4 million in net investment income, $13.8 million of net foreign exchange and investment gains, $3.8 million of interest expense and $0.9 million of other expenses.

Income tax benefit.  Income tax benefit for the three months ended March 31, 2011 was $16.5 million. Our effective consolidated tax rate for the three months ended March 31, 2011 was 9.8% (2010 — 9.9%). The recovery represents an estimate of the tax rate which will apply to our pre-tax income for 2011. As discussed in the “Overview” above, the effective tax rate for the year is subject to revision.

Net income after tax.  Net loss after tax for the three months ended March 31, 2011 was $151.7 million, equivalent to a $2.23 basic and diluted loss per ordinary share adjusted for the $5.7 million preference share dividends and on the basis of the weighted average number of ordinary shares in issue during the three months ended March 31, 2011. The net income for the three months ended March 31, 2010 was $18.3 million equivalent to basic earnings per ordinary share of $0.16 adjusted for the $5.7 million preference share dividend and fully diluted earnings per share of $0.16.

Reserves for Losses and Loss Adjustment Expenses

As of March 31, 2011, we had total net loss and loss adjustment expense reserves of $3,895.3 million (December 31, 2010 — $3,540.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,229.3 million at the balance sheet date of March 31, 2011, a total of $2,422.8 million or 57.3% represented IBNR claims (December 31, 2010 — $2,074.8 million and 54.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment.

	As at March 31, 2011
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,701.3	$(107.0)	$2,594.3
Insurance	1,528.0	(227.0)	1,301.0

Total losses and loss expense reserves	$4,229.3	$(334.0)	$3,895.3

	As at December 31, 2010
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,343.8	$(60.7)	$2,283.1
Insurance	1,476.7	(219.2)	1,257.5

Total losses and loss expense reserves	$3,820.5	$(279.9)	$3,540.6

The increase in reinsurance recoverables is mainly due to a $50.0 million recovery in our reinsurance segment in relation to this year’s New Zealand earthquake.

For the three months ended March 31, 2011, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $21.9 million. An analysis of this reduction by business segment is as follows for each of the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
Business Segment	March 31, 2011	March 31, 2010
	($ in millions)

Reinsurance	$20.8	$15.1
Insurance	1.1	(2.2)

Total losses and loss expense reserves reductions	$21.9	$12.9

The key elements which gave rise to the net positive development during the three months ended March 31, 2011 were as follows:

Reinsurance.  Net reserve releases of $20.8 million in the current quarter came from all four reinsurance lines, with the largest releases in other property reinsurance and specialty reinsurance. The largest release in the quarter was $9.6 million from specialty reinsurance due primarily to a successful satellite deployment which was previously expected to result in a loss.

Insurance.  The net reserve releases of $1.1 million in the quarter came largely from aviation, commercial property and U.K. liability, partially offset by a strengthening in our financial and professional lines from claims that have exposure to the financial crisis.

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

For a more detailed description see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses,” included in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Balance Sheet

Total cash and investments

At March 31, 2011 and December 31, 2010, total cash and investments, including accrued interest receivable, were $7.5 billion and $7.3 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2011		As at December 31, 2010
		Percentage of		Percentage of
	Estimated	Total Cash and	Estimated	Total Cash and
	Fair Value	Investments	Fair Value	Investments

Marketable Securities — Available for Sale
U.S. Government	$792.8	10.6%	$725.4	10.0%
U.S. Government Agency	289.5	3.9%	302.3	4.2%
Municipal	18.9	0.3%	30.7	0.4%
Corporate	1,968.0	26.3%	1,971.1	27.1%
FDIC Guaranteed Corporate	117.7	1.6%	125.8	1.7%
Non-U.S. Government-backed Corporate	223.2	3.0%	228.8	3.1%
Foreign Government	721.5	9.7%	616.9	8.5%
Asset-backed	58.1	0.8%	58.8	0.8%
Mortgage-backed Securities	1,334.0	17.9%	1,300.6	17.9%

Total Fixed Income — Available for Sale	5,523.7	74.1%	5,360.4	73.7%
Marketable Securities — Trading
U.S. Government	8.6	0.1%	48.3	0.7%
U.S. Government Agency	0.6	—	0.5	—
Municipal	2.9	—	3.3	—
Corporate	345.7	4.6%	339.8	4.7%
FDIC Guaranteed Corporate	—	—	—	—
Non-U.S. Government-backed Corporate	—	—	—	—
Foreign Government	9.3	0.1%	4.9	0.1%
Asset-backed Securities	5.3	0.1%	9.4	0.1%

Total Fixed Income — Trading	372.4	4.9%	406.2	5.6%
Total Other Investments	30.1	0.4%	30.0	0.4%
Total Equity Securities	173.5	2.3%	—	—
Total Short-term Investments — Available-for-Sale	179.9	2.4%	286.0	3.9%
Total Short-term Investments — Trading	7.7	0.1%	3.7	0.1%
Total Cash and Cash Equivalents	1,116.9	15.0%	1,179.1	16.2%
Total Receivable for Securities Sold	10.6	0.1%	(40.4)	(0.6)%
Total Accrued Interest Receivable	52.7	0.7%	54.4	0.7%

Total Cash and Investments	$7,467.5	100.0%	$7,279.4	100.0%

Fixed maturities.  At March 31, 2011, the average credit quality of our fixed income portfolio is “AA+,” with 95% of the portfolio being rated “A” or higher. At December 31, 2010, the average credit quality of our fixed income portfolio was “AA+,” with 96% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has decreased as at March 31, 2011 to 2.5 years from 2.9 years as at December 31, 2010 and includes the impact of the interest-rate swaps as we have taken a more defensive duration stance in light of the prevailing interest rate environment.

Mortgage-Backed Securities.  The following table summarizes the fair value of our mortgage-backed securities (“MBS”) by rating and class at March 31, 2011:

	AAA	AA and Below	Total
	($ in millions)

Agency	$1,215.7	$—	$1,215.7
Non-agency Commercial	91.2	27.1	118.3

Total Mortgage-backed Securities	$1,306.9	$27.1	$1,334.0

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity securities.  Equity securities are comprised of U.S. and Foreign Equity securities and are classified as available for sale. The portfolio invests in high quality global equity securities with attractive dividend yields.

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

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three months ended March 31, 2011, no fees were payable to us.

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

We have accounted for our investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three months ended March 31, 2011, our share of gains and losses increased the value of our investment by $0.1 million (2010 — $0.2 million). The increase in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

The tables below show our other investments for the three months ended March 31, 2011 and twelve months ended December 31, 2010:

	Three Months Ended March 31, 2011
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris Offshore Fund L.P.	$27.8	$0.1	$30.1	$—	$30.1

	Twelve Months Ended December 31, 2010
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

Valuation of Fixed Income, Equities and Short Term Available for Sale Investments and Fixed Income and Short-Term Trading Investments

Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, “Fair Value Measurements and Disclosures.” The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels, which are described in more detail below.

Fixed Maturities

The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At March 31, 2011 and December 31, 2010, we used substantially the market approach valuation techniques (e.g. use of quoted market values and other relevant observable market data provided by independent pricing sources) for estimating the fair values of fixed maturities. The pricing sources are primarily nationally recognized independent pricing services and broker-dealers.

Independent Pricing Services.  Pricing services provide pricing for less complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At March 31, 2011, pricing for approximately 98% (2010: 98%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services (84% index providers and 14% pricing vendors).

Broker-Dealers.  For the most part, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are non-binding. At March 31, 2011, pricing for approximately 2% (2010: 2%) of our total fixed maturities was based on non-binding quotes from broker-dealers.

To validate the techniques or models used by third-party pricing sources, we review the process, in conjunction with the processes completed by the third-party accounting service provider, which include, but are not limited to:

•	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and;

•	comparison of the fair value estimates to our knowledge of the current market.

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

The third-party accounting service provider maintains a vendor hierarchy in order to determine which price source provides the fair value (i.e. a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. At March 31, 2011, we obtained an average of 3.0 quotes per investment, compared to 2.9 quotes at December 31, 2010.

U.S. Government and Agency.  U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

Foreign Government.  The issuers for securities in this category are non-U.S. governments and their agencies. The fair values of non-U.S. government bonds, primarily sourced from international indices, are based on unadjusted market prices in active markets and are therefore classified within Level 1. The fair values of the non-U.S. agency securities, again primarily sourced from international indices, are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of non-U.S. agency securities are classified within Level 2.

Municipals.  Our municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market which are Level 2 inputs in the fair value hierarchy. Consequently these securities are classified within Level 2.

Corporate.  Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the Federal Deposit Insurance Corporation (“FDIC”) program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker dealer quotes and trade volumes. The Company classifies these securities within Level 2.

Mortgage-backed.  Our residential and commercial mortgage-backed securities consist of bonds issued by the Government National Mortgage Association, the Federal National Mortgage Association,

the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price mortgage-backed securities are observable market inputs these securities are classified within Level 2.

Asset-backed.  The underlying collateral for the Company’s asset-backed securities consists mainly of student loans, automobile loans and credit card receivables. These securities are primarily priced by index providers and pricing vendors. Inputs to the valuation process include dealer quotes and other available trade information, prepayment speeds, interest rate data and credit spreads. The Company classifies these securities within Level 2.

Short-term investments

Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are classified as either trading or available-for-sale and carried at estimated fair value.

Short term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Level 2.

Equity Securities

Equity securities include U.S. and foreign common stocks, are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

Derivative Financial Instruments

Foreign Currency Forward Contracts.  The foreign currency forward contracts which we use to economically hedge currency risk are characterized as over-the-counter (“OTC”) due to their customized nature and the fact that they do not trade on a major exchange. These instruments trade in a very deep liquid market, providing substantial price transparency and accordingly are classified as Level 2.

Interest Rate Swaps.  The interest rate swaps which we use to economically hedge interest rate risk are also characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third party pricing services. Consequently these instruments are classified as Level 2.

At March 31, 2011, we obtained an average of 3.0 quotes per investment, compared to 2.9 quotes at December 31, 2010. Pricing sources used in pricing our fixed income investments at March 31, 2011 and December 31, 2010, respectively, were as follows:

	As at	As at
	March 31, 2011	December 31, 2010

Index providers	84.2%	85.2%
Pricing services	13.7%	12.5%
Broker-dealers	2.1%	2.3%

Total	100.0%	100.0%

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

As at March 31, 2011			As at December 31, 2010
Rating With	Rating without	Market	Rating With	Rating without	Market
Guarantee	Guarantee	Value	Guarantee	Guarantee	Value
		($ in millions)			($ in millions)

AAA	AAA	$77.3	AAA	AAA	$93.8
	AA	18.1		AA	16.1
	AA−	10.6		AA−	9.5
	A+	59.5		A+	58.2
	A	38.5		A	38.4
	A−	79.5		A−	81.2
	BBB+	22.0		BBB+	17.8
	BBB−	4.1		BBB	23.7
	BB+	23.1		BBB−	3.1
AA+		—	AA+	AA+	—
	AAA	6.0		AA	24.9
	AA	22.5		AA−	1.9
	A+	1.4		A+	3.1
	A	6.4		A	6.4
AA	AA	1.4	AA	AA	1.4
AA−	AA−	3.2	AA−	AA−	3.2
A−	AA−	1.9	A−	A−	1.9
BBB−	BBB−	0.1	BBB−	BBB−	0.1

		$375.6			$384.7

Our exposure to mono-line insurers was limited to 1 municipal holding (2010 — 1 municipal holding) as at March 31, 2011 with a market value of $0.1 million (2010 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.

Other-than-temporary impairments.  We recorded no OTTI charges for the three months ended March 31, 2011 (2010 — $0.3 million). We review our available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost/cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost/cost.

In our review of fixed maturity investments, other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore our review of these securities utilizes a higher degree of judgement. In our review we consider our ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where a security is considered to be other-than-temporarily impaired the entire charge is recognized in realized losses in earnings. Again, the cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

Although we review each security on a case by case basis, we have also established parameters to help identify securities in an unrealized loss position which are other-than-temporarily impaired. These parameters focus on the extent and duration of the impairment and for both fixed maturities and equities we consider declines in value of greater than 20% for 12 consecutive months to indicate that the security is other-than-temporarily impaired.

For a discussion of our valuation techniques within the fair value hierarchy please see Note 7 of the financial statements included elsewhere in this report.

Capital Management

Capital Management.  On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares of which $192.4 million remained available as at March 31, 2011. The authorization for the repurchase program covers the period to March 1, 2012.

On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 31, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the termination of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this contract.

The following table shows our capital structure at March 31, 2011 compared to December 31, 2010.

	As at	As at
	March 31, 2011	December 31, 2010
	($ in millions)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,697.4	$2,888.3
Preference shares (liquidation preference less issue expenses) , net of issue costs	353.6	353.6
Long-term debt	498.8	498.8

Total capital	$3,549.8	$3,740.7

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2011, this ratio was 14.1% (December 31, 2010 — 13.3%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 24.0% as of March 31, 2011 (December 31, 2010 — 22.8%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,051.0 million at March 31, 2011 (December 31, 2010 — $3,241.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.

Holding company.  We monitor the ability of Aspen Holdings to service debt, to finance dividend payments to ordinary and preference shareholders and to provide financial support to the Operating Subsidiaries.

As at March 31, 2011, Aspen Holdings held $102.9 million (December 31, 2010 — $354.0 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Holding company liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries.

In the three months ended March 31, 2011, Aspen U.K. Holdings paid Aspen Holdings interest of $10.9 million (2010 — $9.1 million) in respect of an intercompany loan and Aspen Insurance Limited paid Aspen Holdings dividends of $100.0 million (2010 — $Nil).

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Also for a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends see Note 14 of our annual financial statements in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Operating Subsidiaries.  As of March 31, 2011, the Operating Subsidiaries held $917.6 million (December 31, 2010 — $772.8 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2011 and for the foreseeable future.

On an ongoing basis, our Operating Subsidiaries’ sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2011 and December 31, 2010:

	As at	As at
	March 31, 2011	December 31, 2010
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,871.6	$1,895.7
Assets held in single beneficiary trusts	58.3	58.2
Secured letters of credit(1)	624.5	533.8

Total	$2,554.4	$2,487.7

Total as % of cash and invested assets	34.5%	34.2%

(1)	As of March 31, 2011, the Company had funds on deposit of $919.2 million and £19.3 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

For more information see Note 14(a) and our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated cash flows for the three months ended March 31, 2011.  Total net cash flow from operations from December 31, 2010 through March 31, 2011 was $154.9 million, an increase of $52.1 million over the comparative period. The increase was due mainly to higher premium receipts. For the three months ended March 31, 2011, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On March 4, 2011, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 18, 2011. On April 1, 2011, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on March 15, 2011. On April 1, 2011, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on March 15, 2011.

Credit Facility.  On July 30, 2010, we entered into a three-year $280 million revolving credit facility pursuant to a credit agreement (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Operating Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays Bank plc, as administrative agent, Citibank, NA, as syndication agent, Credit Agricole CIB, Deutsche Bank Securities Inc. and The Bank of New York Mellon, as co-documentation agents and The Bank of New York, as collateral agent.

The facility can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of March 31, 2011, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at March 31, 2011, we had $383.8 million of outstanding collateralized letters of credit under this facility.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. As at March 31, 2011, we had $119.9 million of outstanding collateralized letters of credit under this facility compared to $42.4 million at the end of 2010.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of March 31, 2011:

						Later
	2011	2012	2013	2014	2015	Years	Total
	($ in millions)

Operating Lease Obligations	$7.6	$8.5	$8.3	$7.5	$7.3	$16.2	$55.4
Long-Term Debt Obligations(1)	—	—	—	$250.0	—	$250.0	$500.0
Reserves for Losses and loss adjustment expenses(2)	$1,193.8	$946.4	$590.8	$388.7	$264.4	$845.2	$4,229.3

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2010 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2011 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. We consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields will rise with the result that the market value of certain of our fixed income investments may reduce.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and other cautionary statements made in this report, as well as the following factors, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events, and any intervening legislative or governmental action;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, such as the various losses in Japan in 2011, Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico, the Chilean and the New Zealand Earthquakes, Hurricanes Ike and Gustav and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our operating subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. In addition, the Company selectively mitigates its exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities.

As at March 31, 2011, our fixed income portfolio had an approximate duration of 3.2 years excluding the impact of interest-rate swaps. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$6,278.3	$6,181.0	$6,083.7	$5,986.3	$5,889.0
Gain/(loss) $ in millions	195.0	97.0	—	(97.0)	(195.0)
Percentage of portfolio	3.2%	1.6%	—%	(1.6)%	(3.2)%

Equity risk.  We have invested in equity securities which total $173.5 million at March 31, 2011, equivalent to 2.3% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our segments are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of March 31, 2011, approximately 83% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 9% were in other currencies. For the three months ended March 31, 2011, approximately 22% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2011.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2011, would have impacted reported net comprehensive income by approximately $34.8 million for the three months ended March 31, 2011.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations as changes in fair value of derivatives. As at March 31, 2011, we held three (2010 — Nil) foreign currency contracts with a combined loss for the three months of $3.5 million (2010 — $Nil).

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2011 and December 31, 2010, the average rating of fixed income securities in our investment portfolio was “AA+”. We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of A1 by Moody’s & A by S&P) and Credit Agricole Corporate and Investment Bank (senior unsecured rating of AA3 by Moody’s & long term issuer credit rating of AA− by S&P).

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

See Note 8 to the unaudited financial statements for the three months ended March 31, 2011 above.

The table below shows our reinsurance recoverables as of March 31, 2011 and December 31, 2010, and our reinsurers’ ratings.

	As at	As at
A.M. Best	March 31, 2011	December 31, 2010
	($ in millions)	($ in millions)

A++	$7.9	$7.5
A+	73.2	74.0
A	173.6	173.5
A−	16.7	15.7
F (1)	—	0.7
Fully collateralized	50.0	—
Not rated	12.6	8.5

Total	$334.0	$279.9

(1)	The A.M. Best rating of “F” denotes liquidation. We have not reduced the carrying value of the recoverable from this particular reinsurer as a trust account exists to replace the potentially insufficient reserves.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In common with the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of our business. Such legal proceedings can arise from our underwriting or general business activities. The latter would include commercial contractual disputes or employment matters. Our Operating Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Operating Subsidiaries.

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

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. However, also please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the options held by the Names’ Trustee as described further in Note 12 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cash and cashless basis at the exercise price as described in Note 11 to our unaudited condensed consolidated financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

Number of
Date Issued	Shares Issued

January 18, 2011	504
February 15, 2011	366
March 15, 2011	178,952

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

The following table provides information about purchases by the Company during the quarter ended March 31, 2011 of the Company’s equity securities.

				(d) Maximum
				Number (or
			(c) Total	Approximate Dollar
			Number of	Value) of Share
			Share (or Units)	(or Units)
	(a) Total	(b) Average	Purchased as Part	That May
	Number of	Price	of Publicly	Yet Be Purchased
	Share (or	Paid per	Announced	Under the
	Units)	Share (or	Plans or	Plans or
	Purchased	Units)	Programs	Programs

January 1, 2011 to January 31, 2011	—	—	—	$192.4
February 1, 2011 to February 28, 2011	—	—	—	$192.4
March 1, 2011 to March 31, 2011(1)	542,736	$29.30	542,736	$192.4
Total	542,736	$29.30	542,736	$192.4

(1)	On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 15, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the completion of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under the contract.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee. On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee for a total consideration of $1.7 million. The shares were repurchased on March 10, 2011 and subsequently cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number		Description

10.1		First Amendment Agreement to Multicurrency Letter of Credit Facility dated as of February 28, 2011 among Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank PLC, filed as Exhibit 10.1 on Form 8-K on March 1, 2011.
31.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2		Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.
101	.INS	XBRL Instance Document submitted with this report
101	.SCH	XBRL Taxonomy Extension Schema Document submitted with this report
101	.CAL	XBRL Taxonomy Calculation Linkbase Document submitted with this report
101	.PRE	XBRL Taxonomy Presentation Linkbase Document submitted with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
 (Registrant)

By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: May 9, 2011

By:	/s/ Richard Houghton
Richard Houghton
Chief Financial Officer

Date: May 9, 2011