Form 10-Q
period 2011-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2011-08-08
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

As of August 1, 2011 there were 70,839,053 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
 As at June 30, 2011 (Unaudited) and December 31, 2010
($ in millions, except share and per share amounts)

	As at	As at
	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,338.4 and $5,120.8)	$5,590.1	$5,360.4
Fixed income maturities, trading at fair value (amortized cost — $365.0 and $388.8)	382.7	406.2
Equity securities, available for sale at fair value (cost — $171.7 and $Nil)	178.1	—
Other investments, equity method	30.0	30.0
Short-term investments, available for sale at fair value (amortized cost — $200.2 and $286.1)	200.2	286.0
Short-term investments, trading at fair value (amortized cost — $2.6 and $3.7)	2.6	3.7

Total investments	6,383.7	6,086.3
Cash and cash equivalents	1,074.1	1,179.1
Reinsurance recoverables
Unpaid losses	359.3	279.9
Ceded unearned premiums	146.2	62.4
Receivables
Underwriting premiums	1,054.3	821.7
Other	70.0	67.9
Funds withheld	81.9	83.3
Deferred policy acquisition costs	204.9	166.8
Derivatives at fair value	5.7	6.8
Receivable for securities sold	21.2	0.2
Office properties and equipment	45.0	34.8
Income tax recoverable	19.9	—
Other assets	30.2	21.9
Intangible assets	20.5	21.0

Total assets	$9,516.9	$8,832.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2011 (Unaudited) and December 31, 2010
($ in millions, except share and per share amounts)

	As at	As at
	June 30,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,391.7	$3,820.5
Unearned premiums	1,086.2	859.0

Total insurance reserves	5,477.9	4,679.5
Payables
Reinsurance premiums	181.6	113.7
Deferred taxation	49.1	49.1
Current taxation	—	11.1
Accrued expenses and other payables	204.8	238.0
Total payables	435.5	411.9
Long-term debt	498.9	498.8

Total liabilities	$6,412.3	$5,590.2

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,832,530 shares of par value 0.15144558¢ each (December 31, 2010 — 70,508,013)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2010 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2010 — 5,327,500)	—	—
Non-controlling interest	0.1	0.5
Additional paid-in capital	1,388.2	1,388.3
Retained earnings	1,355.0	1,528.7
Accumulated other comprehensive income, net of taxes	361.2	324.3

Total shareholders’ equity	3,104.6	3,241.9

Total liabilities and shareholders’ equity	$9,516.9	$8,832.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Net earned premiums	$459.8	$479.9	$912.2	$947.5
Net investment income	58.6	57.5	114.1	116.9
Realized and unrealized investment gains	9.8	5.7	18.2	18.0
Change in fair value of derivatives	(22.3)	(2.1)	(25.7)	(4.1)
Other income/(expense)	6.8	3.7	(1.3)	4.8

Total Revenues	512.7	544.7	1,017.5	1,083.1

Expenses
Losses and loss adjustment expenses	326.4	276.7	855.3	655.5
Policy acquisition expenses	86.7	77.8	168.1	162.3
General, administrative and corporate expenses	69.6	62.6	131.0	115.1
Interest on long-term debt	7.7	4.0	15.4	7.8
Net realized and unrealized exchange losses	10.9	2.6	4.5	1.1

Total Expenses	501.3	423.7	1,174.3	941.8

Income/(loss) from operations before income tax	11.4	121.0	(156.8)	141.3
Income tax (expense)/benefit	(1.2)	(12.1)	15.3	(14.1)

Net Income/(Loss)	$10.2	$108.9	$(141.5)	$127.2

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic(1)	70,792,483	77,289,082	70,673,175	77,341,732
Diluted(1)	73,568,910	80,727,255	70,673,175	80,706,276
Basic earnings/(loss) per ordinary share adjusted for preference share dividend	$0.06	$1.34	$(2.16)	$1.50

Diluted earnings/(loss) per ordinary share adjusted for preference share dividend	$0.06	$1.28	$(2.16)	$1.43

(1)	The basic and diluted number of ordinary shares for the six months ended June 30, 2011 is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended June 30,
	2011	2010

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	0.5	—
Change for the period	(0.4)	—

End of period	0.1	—

Additional paid-in capital
Beginning of period	1,388.3	1,763.0
New ordinary shares issued	0.5	—
Ordinary shares repurchased and cancelled	(1.7)	(200.0)
Share-based compensation	1.1	3.2

End of period	1,388.2	1,566.2

Retained earnings
Beginning of period	1,528.7	1,285.0
Net (loss)/income for the period	(141.5)	127.2
Dividends on ordinary and preference shares	(32.6)	(34.9)
Proportion of net loss due to non-controlling interest	0.4	—

End of period	1,355.0	1,377.3

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	113.4	103.4
Change for the period	17.7	3.1

End of period	131.1	106.5

Loss on derivatives
Beginning of period	(1.0)	(1.2)
Reclassification to interest payable	0.1	—

End of period	(0.9)	(1.2)

Unrealized appreciation on investments
Beginning of period	211.9	155.1
Change for the period	19.1	99.9

End of period	231.0	255.0

Total accumulated other comprehensive income	361.2	360.3

Total shareholders’ equity	$3,104.6	$3,303.9

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income/(loss)	$10.2	$108.9	$(141.5)	$127.2

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains)/losses on investments included in net income/(loss)	(1.4)	0.2	(8.4)	(8.4)
Change in net unrealized gains and losses on investments	49.0	77.7	27.5	108.3
Amortization of loss on derivative contract	—	—	0.1	—
Change in foreign currency translation adjustment	12.1	(6.9)	17.7	3.1

Other comprehensive income/(loss)	59.7	71.0	36.9	103.0

Comprehensive income/(loss)	$69.9	$179.9	$(104.6)	$230.2

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2011	2010

Cash flows provided by operating activities:
Net (loss)/income	$(141.5)	$127.2
(Loss) due to non-controlling interests	(0.4)	—
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14.0	9.2
Net realized foreign exchange (gains) on available for sale investments	(0.3)	—
Share-based compensation expense	1.1	3.2
Net realized and unrealized (gains)	(18.2)	(17.6)
Other investment (gains)	—	(0.4)
Loss on derivative contracts	0.1	—
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	477.0	222.9
Unearned premiums	181.6	168.9
Reinsurance recoverables:
Unpaid losses	(50.2)	72.6
Ceded unearned premiums	(30.8)	(6.3)
Other receivables	(2.0)	—
Accrued investment income and other receivables	0.9	(9.3)
Deferred policy acquisition costs	(36.7)	(37.6)
Reinsurance premiums payables	92.7	45.2
Premiums receivable	(241.4)	(284.4)
Funds withheld	1.4	1.6
Deferred taxes	0.1	(8.0)
Income tax payable	(46.6)	(8.9)
Accrued expenses and other payables	0.6	(19.6)
Fair value of derivatives and settlement of liabilities under derivatives	0.3	(1.2)
Long-term debt	0.1	—
Other assets	(7.8)	(9.6)

Net cash provided by operating activities	$194.0	$247.9

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2011	2010

Cash flows (used in) investing activities:
(Purchases) of fixed income maturities	$(1,498.6)	$(1,106.5)
(Purchases) of equity securities	(175.0)	—
Proceeds from sales and maturities of fixed income maturities	1,353.4	1,015.6
Net sales/(purchases) of short-term investments	91.3	59.2
Net change in (payable)/receivable for securities (purchased)/sold	(41.7)	7.6
Payments for acquisitions net of cash acquired	—	(3.4)
Proceeds from sale of equity securities	5.6	—
(Purchase) of equipment	(14.8)	(6.5)

Net cash (used in) investing activities	(279.8)	(34.0)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.5	—
Ordinary shares repurchased	(1.7)	(200.0)
Dividends paid on ordinary shares	(21.2)	(23.5)
Dividends paid on preference shares	(11.4)	(11.4)

Net cash (used in) financing activities	(33.8)	(234.9)

Effect of exchange rate movements on cash and cash equivalents(1)	14.6	(1.3)

(Decrease) in cash and cash equivalents	(105.0)	(22.3)
Cash and cash equivalents at beginning of period	1,179.1	748.4

Cash and cash equivalents at end of period	$1,074.1	$726.1

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$15.8	$45.9
Cash paid during the period for interest on long-term debt	$15.2	$7.5

(1)	Previously, the effect of all exchange rate movements was disclosed in “effect of exchange rate movements,” and for the six months ended June 30, 2010 was reported as $76.0 million. The above 2010 statements of cash flows have been re-presented to reflect the exchange rate movement on cash and cash equivalents within “effect of exchange rate movements on cash and cash equivalents” and all other exchange rate movements reallocated accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Insurance Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”), (collectively, the “Operating Subsidiaries”).

2.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its wholly-owned subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

New Accounting Policies

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” Step 1 requires reporting entities to identify any potential impairments, on either an annual or interim basis, by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value is less than the carrying value and, it is more likely than not that an impairment exists, then the amount of the impairment will be assessed in the updated guidance in Step 2. Evaluating an impairment in Step 2 requires the evaluation of qualitative factors including the factors presented in existing guidance that trigger an interim impairment test of goodwill such as an adverse change in the business climate, unanticipated competition, or the expectation that a reporting unit will be sold or disposed. ASU 2010-28 is effective for annual reporting periods beginning after December 15, 2010. The provisions of the new guidance do not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB’s Emerging Issues Task Force issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

U.S. GAAP and IFRSs. This decision would require the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company’s valuation process. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011 with early adoption prohibited.

In 2010, the FASB’s Emerging Issues Task Force issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” which requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisitions costs. This decision would require us to expense the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. We have undertaken a review to quantify the impact of the change. The maximum impact would be if we were required to expense all of the deferred underwriting costs and would result in a $31.3 million increase in cumulative operating expenses with the charge being spread across the current and prior years. ASU 2010-26 is effective for annual reporting periods beginning after December 15, 2011 and we have not yet adopted this standard.

3.	Acquisitions

There were no acquisition-related transactions during the six months ended June 30, 2011.

4.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in millions, except share and per share amounts)

Earnings
Basic:
Net income/(loss) as reported	$10.2	$108.9	$(141.5)	$127.2
Preference share dividends	(5.7)	(5.7)	(11.4)	(11.4)

Basic and diluted net income/(loss) available to ordinary shareholders	4.5	103.2	(152.9)	115.8

Ordinary shares:
Basic weighted average ordinary shares	70,792,483	77,289,082	70,673,175	77,341,732
Weighted average effect of dilutive securities(1)	2,776,427	3,438,173	—	3,364,544

Total diluted weighted average ordinary shares	73,568,910	80,727,255	70,673,175	80,706,276

Earnings/(loss) per ordinary share:
Basic	$0.06	$1.34	$(2.16)	$1.50

Diluted	$0.06	$1.28	$(2.16)	$1.43

(1)	The basic and diluted number of ordinary shares for the six months ended June 30, 2011 is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Ordinary Share Repurchases.  On November 10, 2010, the Company entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 15, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the completion of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this contract.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee (as defined in Note 12, below). The shares were repurchased on March 10, 2011 and subsequently cancelled.

Dividends.  On July 27, 2011, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	August 26, 2011	August 11, 2011
5.625% preference shares	$0.703125	October 1, 2011	September 15, 2011
7.401% preference shares	$0.462563	October 1, 2011	September 15, 2011

5.	Segment Reporting

The Company has two reporting business segments: Insurance and Reinsurance. In arriving at these reporting segments, we have considered similarities in economic characteristics, products, customers, distribution and the regulatory environment. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the sum of net earned premiums, losses and loss expenses, policy acquisition expenses and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

Reinsurance Segment.  Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty).

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

Other Property Reinsurance:  Other property reinsurance is written on an excess of loss, pro rata and facultative basis (U.S. and international) and includes our risk solutions business. Treaty excess of loss property treaty reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

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

Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, pro rata and facultative basis and consists of U.S. treaty, international treaty and casualty facultative. The casualty treaty reinsurance business we write in the U.S. and internationally includes excess of loss and pro rata reinsurance which are applied to portfolios of primary insurance policies. Our U.S. treaty business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability. We also write casualty facultative reinsurance, both U.S. and international. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions.

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

A very high percentage of the property reinsurance contracts that we write excludes coverage for losses arising from the peril of terrorism. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) (currently set to expire on December 31, 2014). With respect to casualty reinsurance risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts in this segment, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

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

•	Financial Institutions: Our financial institutions business is written on both a primary and excess of loss basis and consists of professional liability, crime insurance and directors’ and officers’ (“D&O”) cover, with the largest exposure comprising risks headquartered in the U.K., followed by Australia and the U.S. and then Canada and Western Europe. We cover financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

•	Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)) and the U.K. and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and European business while the U.S. team focuses on the U.S. and Canada. We insure a wide range of professions including lawyers, surveyors, accountants, architects and engineers.

•	Management & Technology Liability: We write on both a primary and excess basis D&O insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions.

•	Financial and Political Risks: The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover), piracy and kidnap and ransom (“K&R”). We write financial and political risks worldwide but with concentrations in a number of countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

•	U.S. Surety Risks: Our surety business writes commercial surety risks including, but not limited to, Federal and Public official bonds, license and permits and fiduciary and miscellaneous bonds, focused on Fortune 1000 companies and large, privately owned companies in the U.S.

Non-underwriting Disclosures.  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our operations. They include group executive costs, group finance, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including new teams which have not commenced underwriting.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$288.0	$294.2	$582.2
Net written premiums	256.9	268.8	525.7
Gross earned premiums	290.7	234.1	524.8
Net earned premiums	268.0	191.8	459.8
Underwriting Expenses
Losses and loss adjustment expenses	206.3	120.1	326.4
Policy acquisition expenses	49.1	37.6	86.7
General and administrative expenses	26.4	29.2	55.6

Underwriting (loss)/income	(13.8)	4.9	(8.9)

Corporate expenses			(14.0)
Net investment income			58.6
Realized and unrealized investment gains			9.8
Change in fair value of derivatives			(22.3)
Interest on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(10.9)
Other income			6.8

Net profit before tax			$11.4

Net reserves for loss and loss adjustment expenses	$2,722.8	$1,309.6	$4,032.4

Ratios
Loss ratio	77.0%	62.6%	71.0%
Policy acquisition expense ratio	18.3%	19.6%	18.9%
General and administrative expense ratio(1)	9.9%	15.2%	15.1%
Expense ratio	28.2%	34.8%	34.0%

Combined ratio	105.2%	97.4%	105.0%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$283.3	$262.1	$545.4
Net written premiums	279.1	259.7	538.8
Gross earned premiums	302.7	220.8	523.5
Net earned premiums	291.2	188.7	479.9
Underwriting Expenses
Losses and loss adjustment expenses	146.4	130.3	276.7
Policy acquisition expenses	47.3	30.5	77.8
General and administrative expenses	30.1	21.9	52.0

Underwriting income	67.4	6.0	73.4

Corporate expenses			(10.6)
Net investment income			57.5
Realized and unrealized investment gains			5.7
Change in fair value of derivatives			(2.1)
Interest on long term debt			(4.0)
Net realized and unrealized foreign exchange (losses)			(2.6)
Other income			3.7

Net income before tax			$121.0

Net reserves for loss and loss adjustment expenses	$2,189.8	$1,048.3	$3,238.1

Ratios
Loss ratio	50.3%	69.1%	57.7%
Policy acquisition expense ratio	16.2%	16.2%	16.2%
General and administrative expense ratio(1)	10.3%	11.6%	13.0%
Expense ratio	26.5%	27.8%	29.2%

Combined ratio	76.8%	96.9%	86.9%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$725.1	$528.4	$1,253.5
Net written premiums	645.3	390.0	1,035.3
Gross earned premiums	575.5	458.1	1,033.6
Net earned premiums	540.0	372.2	912.2
Underwriting Expenses
Losses and loss adjustment expenses	616.4	238.9	855.3
Policy acquisition expenses	98.5	69.6	168.1
General and administrative expenses	50.9	58.4	109.3

Underwriting (loss)/income	(225.8)	5.3	(220.5)

Corporate expenses			(21.7)
Net investment income			114.1
Realized and unrealized investment gains			18.2
Change in fair value of derivatives			(25.7)
Interest on long term debt			(15.4)
Net realized and unrealized foreign exchange (losses)			(4.5)
Other expenses			(1.3)

Net (loss) before tax			$(156.8)

Net reserves for loss and loss adjustment expenses	$2,722.8	$1,309.6	$4,032.4

Ratios
Loss ratio	114.1%	64.2%	93.8%
Policy acquisition expense ratio	18.2%	18.7%	18.4%
General and administrative expense ratio(1)	9.4%	15.7%	14.4%
Expense ratio	27.6%	34.4%	32.8%

Combined ratio	141.7%	98.6%	126.6%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$773.4	$474.8	$1,248.2
Net written premiums	740.4	378.5	1,118.9
Gross earned premiums	604.6	436.0	1,040.6
Net earned premiums	582.2	365.3	947.5
Underwriting Expenses
Losses and loss adjustment expenses	403.2	252.3	655.5
Policy acquisition expenses	99.7	62.6	162.3
General and administrative expenses	52.4	42.3	94.7

Underwriting income	26.9	8.1	35.0

Corporate expenses			(20.4)
Net investment income			116.9
Realized and unrealized investment gains			18.0
Change in fair value of derivatives			(4.1)
Interest on long term debt			(7.8)
Net realized and unrealized foreign exchange (losses)			(1.1)
Other income			4.8

Net income before tax			$141.3

Net reserves for loss and loss adjustment expenses	$2,189.8	$1,048.3	$3,238.1

Ratios
Loss ratio	69.3%	69.1%	69.2%
Policy acquisition expense ratio	17.1%	17.1%	17.1%
General and administrative expense ratio(1)	9.0%	11.6%	12.1%
Expense ratio	26.1%	28.7%	29.2%

Combined ratio	95.4%	97.8%	98.4%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Investments

Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities, short-term investments and equities as at June 30, 2011 and December 31, 2010:

	As at June 30, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$751.5	$27.2	$(1.3)	$777.4
U.S. Agency	261.7	21.6	—	283.3
Municipal	30.4	0.6	(0.2)	30.8
Corporate	1,883.1	111.3	(1.8)	1,992.6
FDIC Guaranteed Corporate	110.6	1.2	—	111.8
Non-U.S. Government-backed Corporate	188.5	5.0	—	193.5
Foreign Government	727.2	17.9	(0.4)	744.7
Asset-backed	55.6	4.8	—	60.4
Non-agency Commercial Mortgage-backed	98.8	8.5	(0.1)	107.2
Agency Mortgage-backed	1,231.0	58.9	(1.5)	1,288.4

Total Fixed Maturities — Available for Sale	5,338.4	257.0	(5.3)	5,590.1
Total Short-term Investments — Available for Sale	200.2	—	—	200.2
Total Equity Securities — Available for Sale	171.7	9.9	(3.5)	178.1

Total	$5,710.3	$266.9	$(8.8)	$5,968.4

	As at December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$701.5	$25.5	$(1.6)	$725.4
U.S. Agency	278.7	23.6	—	302.3
Municipal	31.1	0.4	(0.8)	30.7
Corporate	1,861.2	113.6	(3.7)	1,971.1
FDIC Guaranteed Corporate	123.6	2.2	—	125.8
Non-U.S. Government-backed Corporate	223.6	5.2	—	228.8
Foreign Government	601.0	16.9	(1.0)	616.9
Asset-backed	54.0	4.8	—	58.8
Non-agency Commercial Mortgage-backed	119.7	8.4	—	128.1
Agency Mortgage-backed	1,126.4	48.7	(2.6)	1,172.5

Total Fixed Maturities — Available for Sale	5,120.8	249.3	(9.7)	5,360.4
Short-Term Investments — Available for Sale	286.1	—	(0.1)	286.0

Total	$5,406.9	$249.3	$(9.8)	$5,646.4

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table provides the contractual maturity distribution of our available for sale fixed income investments as at June 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2011
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
	($ in millions)

Due one year or less	$632.8	$640.3	AA+
Due after one year through five years	2,151.6	2,253.2	AA
Due after five years through ten years	1,119.8	1,188.7	AA-
Due after ten years	48.8	51.9	AA-

Subtotal	3,953.0	4,134.1
Non-agency Commercial Mortgage-backed	98.8	107.2	AA+
Agency Mortgage-backed	1,231.0	1,288.4	AAA
Other Asset-backed	55.6	60.4	AAA

Total Fixed Income Maturities — Available for Sale	$5,338.4	$5,590.1

	As at December 31, 2010
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
	($ in millions)

Due one year or less	$337.7	$343.8	AA+
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA-
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency Commercial Mortgage-backed	119.7	128.1	AA+
Agency Mortgage-backed	1,126.4	1,172.5	AAA
Other Asset-backed	54.0	58.8	AAA

Total Fixed Income Maturities — Available for Sale	$5,120.8	$5,360.4

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Fixed Income Maturities — Trading.  The following tables present the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at June 30, 2011 and December 31, 2010:

	As at June 30, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
		($ in millions)

U.S. Government	$6.1	$—	$(0.1)	$6.0
U.S. Agency	1.5	0.1	—	1.6
Municipal	2.8	0.1	—	2.9
Corporate	339.7	17.7	(0.6)	356.8
Foreign Government	9.2	0.5	—	9.7
Asset Backed	5.7	—	—	5.7

Total Fixed Income Maturities — Trading	$365.0	$18.4	$(0.7)	$382.7

	As at December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$48.9	$0.1	$(0.7)	$48.3
U.S. Agency	0.5	—	—	0.5
Municipal	3.2	0.1	—	3.3
Corporate	322.4	18.4	(1.0)	339.8
Foreign Government	8.9	0.5	—	9.4
Asset Backed	4.9	—	—	4.9

Total Fixed Income Maturities — Trading	$388.8	$19.1	$(1.7)	$406.2

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Loss.  The following tables summarize as at June 30, 2011 and December 31, 2010, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio:

	As at June 30, 2011
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$98.0	$(1.3)	$—	$—	$98.0	$(1.3)	21
U.S. Agency	3.5	—	—	—	3.5	—	1
Foreign Government	38.6	(0.4)	—	—	38.6	(0.4)	13
Municipal	15.8	(0.1)	2.5	(0.1)	18.3	(0.2)	7
Corporate	146.7	(1.8)	4.1	—	150.8	(1.8)	82
Non-U.S. Government-backed Corporate	18.4	—	1.5	—	19.9	—	14
Asset-backed	2.0	—	—	—	2.0	—	1
Non-agency Commercial Mortgage-backed	6.9	(0.1)	—	—	6.9	(0.1)	4
FDIC Guaranteed Corporate	2.0	—	—	—	2.0	—	1
Agency Mortgage-backed	82.2	(1.5)	0.1	—	82.3	(1.5)	16

Total Fixed Income Maturities — Available for Sale	414.1	(5.2)	8.2	(0.1)	422.3	(5.3)	160
Total Short-term Investments — Available for Sale	10.6	—	—	—	10.6	—	7
Total Equity Securities — Available for Sale	51.6	(3.5)	—	—	51.6	(3.5)	22

Total	$476.3	$(8.7)	$8.2	$(0.1)	$484.5	$(8.8)	189

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As at December 31, 2010
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$112.9	$(1.6)	$—	$—	$112.9	$(1.6)	28
U.S. Agency	5.5	—	—	—	5.5	—	3
Municipal	16.0	(0.8)	—	—	16.0	(0.8)	6
Foreign Government	110.0	(1.0)	5.0	—	115.0	(1.0)	12
Corporate	188.2	(3.7)	2.2	—	190.4	(3.7)	101
Non-U.S. Government-backed Corporate	24.3	—	—	—	24.3	—	9
Asset-backed	0.2	—	—	—	0.2	—	1
Agency Mortgage-backed	182.6	(2.6)	0.3	—	182.9	(2.6)	57
Non-agency Commercial Mortgage-backed	2.9	—	—	—	2.9	—	4

Total Fixed Income Maturities — Available for Sale	642.6	(9.7)	7.5	—	650.1	(9.7)	221
Total Short-term investments — Available for Sale	45.8	(0.1)	—	—	45.8	(0.1)	22

Total	$688.4	$(9.8)	$7.5	$—	$695.9	$(9.8)	243

Other-than-temporary impairments (“OTTI”).  The Company recorded OTTI charges for the three and six months ended June 30, 2011 of $Nil (2010 — $Nil) and $Nil (2010 — $0.3 million), respectively. The Company reviews its available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost/cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost/cost.

In our review of fixed maturity investments, other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore our review of these securities utilizes a higher degree of judgment. In our review we consider our ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where a security is considered to be other-than-temporarily impaired, the entire charge is recognized in realized losses in earnings. Again, the cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Although we review each security on a case by case basis, we have also established parameters to help identify securities in an unrealized loss position which are other-than-temporarily impaired. These parameters focus on the extent and duration of the impairment and for both fixed maturities and equities we consider declines in value of greater than 20% for 12 consecutive months to indicate that the security may be other-than-temporarily impaired.

U.S. Government and Agency Securities.  U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank.

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

Mortgage-Backed Securities.  Mortgage-backed securities are securities that represent ownership in a pool of mortgages. Both principal and income are backed by the group of mortgages in the pool. They include bonds issued by government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal Farm Credit Bank.

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

In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2011, fees of $Nil (2010 — $Nil) and $Nil (2010— $0.2 million), respectively, were payable to the Company.

The Company has determined that each of Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Neither Cartesian Iris 2009A L.P. nor Cartesian Iris Offshore Fund L.P. is consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services, including the secondment of an employee working under the direction of the board of Iris Re.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The Company has accounted for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and six months ended June 30, 2011, our share of gains and losses decreased the value of our investment by $0.1 million (2010 — $0.3 million increase) and $Nil (2010 — $0.5 million increase), respectively. The change in value has been recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations.

The tables below show our other investments for the six months ended June 30, 2011 and twelve months ended December 31, 2010:

	Six Months Ended June 30, 2011
					Undistributed
	Aspen’s		Carrying	Funds	Fair Value of
	Investment	Realized Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris Offshore Fund L.P.	$27.8	$—	$30.0	$—	$30.0

	Twelve Months Ended December 31, 2010
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

Investment Purchases and Sales.  The following table sets out an analysis of investment purchases, sales and maturities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	($ in millions)		($ in millions)

Purchase of fixed income maturities	$624.1	$501.7	$1,498.6	$1,106.5
Net (sales)/purchases of equity securities	(1.7)	—	169.4	—
Proceeds from sales and maturities of fixed income maturities	(601.9)	(470.8)	(1,353.4)	(1,015.6)
Net change in (receivable)/payable for securities (sold)/ purchased	19.5	(1.9)	41.7	(7.6)
Net (sales)/purchases of short-term investments	15.2	73.4	(91.3)	(59.2)

Net (sales)/purchases for the period	$55.2	$102.4	$265.0	$24.1

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Investment Income.  The following is a summary of investment income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	($ in millions)		($ in millions)

Fixed income maturities — Available for sale	$51.8	$53.8	$103.0	$109.6
Fixed income maturities — Trading portfolio	4.2	4.4	8.6	8.8
Short-term investments — Available for sale	0.2	0.5	0.5	0.7
Short-term investments — Trading portfolio	0.1		0.1
Fixed term deposits (included in cash and cash equivalents)	1.3	0.5	2.4	1.3
Equity securities	3.0	—	3.2	—

Total	$60.6	$59.2	$117.8	$120.4
Investments expenses	(2.0)	(1.7)	(3.7)	(3.5)

Net investment income	$58.6	$57.5	$114.1	$116.9

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	($ in millions)		($ in millions)

Pre-tax realized and unrealized investment gains and losses included in income statement:
Available for sale short-term investments, fixed income maturities and equity securities:
Gross realized gains	$7.6	$3.3	$19.4	$12.6
Gross realized (losses)	(1.0)	(0.3)	(4.5)	(0.6)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	1.2	1.4	4.5	3.4
Gross realized (losses)	(0.1)	(0.3)	(1.5)	(1.1)
Net change in gross unrealized gains/(losses)	2.2	1.3	0.3	3.5
Impairments:
Total other-than-temporary impairments	—	—	—	(0.3)
Equity accounted investments:
Gross realized (losses)/gains in Cartesian Iris	(0.1)	0.3	—	0.5

Total pre-tax realized and unrealized investment gains and losses included in income statement:	$9.8	$5.7	$18.2	$18.0

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	($ in millions)		($ in millions)

Change in available for sale unrealized gains/(losses):
Fixed income maturities	47.8	82.4	12.2	107.7
Short-term investments	(0.1)	—	(0.1)	—
Equity securities	4.2	—	6.4	—

Total change in pre-tax available for sale unrealized gains/(losses)	51.9	82.4	18.5	107.7
Change in taxes	(4.3)	(4.5)	0.6	(7.8)

Total change in unrealized gains/(losses), net of taxes	$47.6	$77.9	$19.1	$99.9

7.	Fair Value Measurements

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

Where inputs to the valuation of an asset or liability fall into more than one level of the fair value hierarchy, the classification of the asset or liability will be within the lowest level identified as significant to the valuation.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables present our assets measured at fair value on a recurring basis within the fair value hierarchy at June 30, 2011 and December 31, 2010.

	As at June 30, 2011
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities available for sale, at fair value
U.S. Government	$777.4	$—	$—	$777.4
U.S. Government Agency	—	283.3	—	283.3
Municipal	—	30.8	—	30.8
Foreign Government	608.0	136.7	—	744.7
Non-agency Commercial Mortgage-backed	—	107.2	—	107.2
Agency Mortgage-backed	—	1,288.4	—	1,288.4
Asset-backed	—	60.4	—	60.4
Corporate	—	1,992.6	—	1,992.6
FDIC Guaranteed Corporate	—	111.8	—	111.8
Bonds backed by Foreign Government	—	193.5	—	193.5

Total fixed income maturities available for sale, at fair value	1,385.4	4,204.7	—	5,590.1
Short-term investments available for sale, at fair value	184.7	15.5	—	200.2
Equity investments available for sale, at fair value	178.1	—	—	178.1
Fixed income maturities trading, at fair value
U.S. Government	6.0	—	—	6.0
U.S. Government Agency	—	1.6	—	1.6
Municipal	—	2.9	—	2.9
Foreign Government	4.1	5.6	—	9.7
Asset-backed	—	5.7	—	5.7
Corporate	—	356.8	—	356.8

Total fixed income maturities trading, at fair value	10.1	372.6	—	382.7
Short-term investments trading, at fair value	1.4	1.2	—	2.6
Derivatives at fair value	—	5.7	—	5.7

Total	$1,759.7	$4,599.7	$—	$6,359.4

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities available for sale, at fair value
U.S. Government	$725.4	$—	$—	$725.4
U.S. Government Agency	—	302.3	—	302.3
Municipal	—	30.7	—	30.7
Foreign Government	507.5	109.4	—	616.9
Non-agency Commercial Mortgage-backed	—	128.1	—	128.1
Agency Mortgage-backed	—	1,172.5	—	1,172.5
Asset-backed	—	58.8	—	58.8
Corporate	—	1,964.3	6.8	1,971.1
FDIC Guaranteed Corporate	—	125.8	—	125.8
Bonds backed by Foreign Government	—	228.8	—	228.8

Total fixed income maturities available for sale, at fair value	1,232.9	4,120.7	6.8	5,360.4
Short-term investments available for sale, at fair value	246.8	39.2	—	286.0
Fixed income maturities trading, at fair value
U.S. Government	48.3	—	—	48.3
U.S. Government Agency	—	0.5	—	0.5
Municipal	—	3.3	—	3.3
Foreign Government	4.1	5.3	—	9.4
Asset-backed	—	4.9	—	4.9
Corporate	—	339.8	—	339.8

Total fixed income maturities trading, at fair value	52.4	353.8	—	406.2
Short-term investments trading, at fair value	—	3.7	—	3.7
Derivatives at fair value	—	6.8	—	6.8

Total	$1,532.1	$4,524.2	$6.8	$6,063.1

Fixed income maturities classified as Level 3 at December 31, 2010, related to securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”) which were subsequently sold in the first quarter of 2011. Although the market value of Lehman Brothers bonds was based on broker-dealer quoted prices, management believed the valuation to be based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involved significant unobservable inputs to the valuation. Derivatives at fair value consist of the interest-rate swaps and the forward exchange contracts as described in Note 9.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2011	$6.8	$—	$6.8
Total unrealized gains or (losses):
Included in comprehensive income	(4.0)	—	(4.0)
Included in earnings	4.8	—	4.8
Sales	(7.6)	—	(7.6)

Level 3 assets as of June 30, 2011	$—	$—	$—

There were no transactions during the three months ended June 30, 2011.

The following tables present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2010:

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

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	($ in millions)

Beginning Balance	$7.4	$9.2
Settlements	(1.8)	(3.6)

Ending Balance	$5.6	$5.6

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

There were no transactions during the three and six months ended June 30, 2011.

8.	Reinsurance

We purchase retrocession and reinsurance to limit and diversify the Company’s risk exposure and to increase its own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance treaties, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitor concentrations of credit risk.

Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverables on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets.

The largest concentrations of reinsurance recoverables as at June 30, 2011, were with Lloyd’s on Lloyd’s syndicates which are all rated A (Excellent) by A.M. Best and A+ (Strong) by S&P and with Munich Re which is rated A+ (Superior) by A.M. Best and AA- (Very Strong) by S&P, for their financial strength. Balances with Lloyd’s and Munich Re represented 26.1% and 12.2%, respectively, of reinsurance recoverables (December 31, 2010 — 33.2% and 13.2%).

9.	Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2011 and December 31, 2010:

		As at June 30, 2011		As at December 31, 2010
Derivatives Not Designated as Hedging		Notional	Fair	Notional
Instruments Under ASC 815	Balance Sheet Location	Amount	Value	Amount	Fair Value
		($ in millions)		($ in millions)

Interest Rate Swaps	Derivatives at Fair Value	$1,000.0	$3.4 (1)	$500.0	$6.8
Forward Exchange Contracts	Derivatives at Fair Value	$239.7	$2.3	$—	$—

(1)	Net of $18.9 million of cash collateral.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables provide the unrealized and realized gains/ (losses) recorded in earnings for the three and six months ended June 30, 2011 and 2010:

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as Hedging		Three Months Ended
Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	June 30, 2011	June 30, 2010
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$—	$(2.0)
Forward Exchange Contracts(1)	Change in Fair Value of Derivatives/ Net Foreign Exchange Gains and Losses	$3.2	$1.2
Interest Rate Swaps	Change in Fair Value of Derivatives	$(25.5)	$(0.1)

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as Hedging		Six Months Ended
Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	June 30, 2011	June 30, 2010
		($ millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$—	$(4.0)
Forward Exchange Contracts(1)	Change in Fair Value of Derivatives/ Net Foreign Exchange Gains and Losses	$(0.3)	$1.2
Interest Rate Swaps	Change in Fair Value of Derivatives	$(25.4)	$(0.1)

(1)	The changes in fair value for forward exchange contracts for the three and six months ended June 30, 2011 are included in changes in fair value of derivatives to be consistent with the treatment for other derivative contracts.

Credit Insurance Contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insured the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company. The Company considered the contract to be a derivative instrument because the final settlement was expected to take place two years after expiry of cover and included an amount attributable to outstanding and incurred but not reported (“IBNR”) claims which may not at that point in time be due and payable to the Company. The contract was treated as an asset or a liability and measured at the directors’ estimate of fair value.

The contract was for five years and provided 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract did allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments were made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477.0 million but was subject to adjustment. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counter-parties.

Foreign Exchange Contracts.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. The increase in the number of contracts purchased in the first six months of 2011 compared to the first six months of 2010 is due to hedging against foreign currency losses from the earthquakes in New Zealand and Japan. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations. As at

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

June 30, 2011, the Company had five forward contracts outstanding, resulting in a gain for the three months of $3.2 million (2010 — two contracts with a gain of $1.2 million).

Interest Rate Swaps.  As at June 30, 2011, the Company held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and six months ended June 30, 2011, there was a charge in respect of the interest rate swaps of $25.5 million and $25.4 million respectively (2010 — $0.1 million charge for the three and six months) primarily due to falling interest rates and their impact on fixed income valuations and yields.

As at June 30, 2011, cash collateral with a fair value of $18.9 million has been transferred to our counterparties to support the current valuation of the interest rate swaps. At December 31, 2010, non cash collateral with a fair value of $7.7 million was transferred by our counterparties. In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded.

Under the derivative accounting guidance, none of the derivatives described above meets the requirements for hedge accounting. Changes in the estimated fair value were included in the consolidated statement of operations.

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the six months ended June 30, 2011, and twelve months ended December 31, 2010:

	As at	As at
	June 30, 2011	December 31, 2010
	($ in millions)

Provision for losses and LAE at the start of the year	$3,820.5	$3,331.1
Less reinsurance recoverable	(279.9)	(321.5)

Net loss and LAE at the start of the year	3,540.6	3,009.6

Net loss and LAE expenses (disposed)	(10.9)	(35.5)

Provision for losses and LAE for claims incurred:
Current year	910.0	1,270.1
Prior years	(54.7)	(21.4)

Total incurred	855.3	1,248.7

Losses and LAE payments for claims incurred:
Current year	(24.0)	(116.5)
Prior years	(397.5)	(550.3)

Total paid	(421.5)	(666.8)

Foreign exchange losses/(gains)	68.9	(15.4)

Net losses and LAE reserves at period end	4,032.4	3,540.6
Plus reinsurance recoverable on unpaid losses at period end	359.3	279.9

Provision for losses and LAE at June 30, 2011 and December 31, 2010	$4,391.7	$3,820.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2011, there were reserve releases of $54.7 million compared to $15.0 million for the six months ended June 30, 2010 in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Reserves for Losses and Loss Adjustment Expenses.” The $10.9 million net loss and LAE expenses in the six months ended June 30, 2011 (twelve months ended December 31, 2010 — $35.5 million) relates to the commutation of certain contracts in specialty reinsurance.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at June 30, 2011 and December 31, 2010:

	As at June 30, 2011		As at December 31, 2010
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital:
Issued ordinary shares of 0.15144558¢ per share	70,832,530	107	70,508,013	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		122		122

	As at June 30, 2011	As at December 31, 2010
	($ in millions)	($ in millions)

Additional paid-in capital	$1,388.2	$1,388.3

Ordinary Shares.  The following table summarizes transactions in our ordinary shares during the six-month period ended June 30, 2011:

Number of
Shares

Shares in issue at December 31, 2010	70,508,013
Share transactions in the six months ended June 30, 2011:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	252,282
Shares issued to employees under the share incentive plan	642,260
Shares issued to non-employee directors	31,021
Ordinary share repurchases from shareholders	(601,046)

Shares in issue at June 30, 2011	70,832,530

Ordinary Share Repurchases.  On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 15, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon completion of the contract on March 14, 2011, an

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under the contract.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee, as defined below. The shares were repurchased on March 10, 2011 and subsequently cancelled.

12.	Share Based Payments

The Company has issued options and other equity incentives under four arrangements: investor options, employee awards, non-employee director awards and the employee share purchase plans. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares. The Company applies a fair value based measurement method and an estimate of future forfeitures in the calculation of the compensation costs of stock options, performance shares and restricted share units.

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. During the three and six months ended June 30, 2011, the Names’ Trustee exercised 205,955 and 745,778 options on a cash and cashless basis, respectively (2010 — 11,790 and 15,011 options).

Employee and Non-Executive Director Awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a 7-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted in the three and six months ended June 30, 2011 (2010 — Nil); no options were exercised during the three months ended June 30, 2011 (2010 — 146,850) and 9,208 options were exercised during the six months ended June 30, 2011 (2010 — 521,811). Compensation costs credited against income in respect of employee options for the three and six months ended June 30, 2011 were $Nil (2010 — $0.8 million and $0.5 million).

Restricted share units (“RSU’s”) to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and six months ended June 30, 2011, the Company granted to employees 24,516 and 129,750 restricted share units, respectively (2010 — 75,701 and 108,455). In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 3, 2011 (with a grant date of February 9, 2011), the Board of Directors approved a total of 23,408 RSU’s for the non-employee directors (February 11, 2010 — 28,640) and 16,722 RSU’s to the Chairman (February 11, 2010 — 17,902). Compensation costs charged against income in respect of restricted share units for the three and six months ended June 30, 2011 were $0.7 million and $3.2 million, respectively (2010 — $0.8 million and $1.6 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. Compensation costs charged against income in the three and six months ended June 30, 2011 in respect of performance shares were a charge of $0.1 million and $Nil, respectively (2010 — credit of $0.9 million and a charge of $2.3 million).

2011 Performance Shares.  On February 3 and 4, 2011, the Compensation Committee approved the grant of 853,223 performance shares with a grant date of February 9, 2011. Additional grants of 31,669 and 5,902 performance shares were made on March 21, 2011 and May 2, 2011, respectively (February 11, 2010 — 720,098). The performance shares will be subject to a three-year vesting period with a separate annual Return on Equity (“ROE”) test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2012 and 2013 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average ROE over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than the average of the minimum vesting thresholds for such year and the preceding year, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 19,885 shares and 41,364 shares were issued during the three and six months ended June 30, 2011, respectively (2010 — Nil and Nil). Compensation costs charged against income in the three and six months ended June 30, 2011 in respect of the ESPP were $0.1 million and $0.3 million, respectively (2010 — $Nil and $0.4 million).

13.	Intangible Assets

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Trade	Insurance			Trade	Insurance
	Mark	Licenses	Other	Total	Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.5	$16.6	$2.6	$20.7	$1.6	$6.6	$3.6	$11.8
Amortization	—	—	(0.2)	(0.2)	—	—	(0.3)	(0.3)

End of the period	$1.5	$16.6	$2.4	$20.5	$1.6	$6.6	$3.3	$11.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Trade	Insurance			Trade	Insurance
	Mark	Licenses	Other	Total	Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.5	$16.6	$2.9	$21.0	$1.6	$6.6	$3.6	$11.8
Amortization	—	—	(0.5)	(0.5)	—	—	(0.3)	(0.3)

End of the period	$1.5	$16.6	$2.4	$20.5	$1.6	$6.6	$3.3	$11.5

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

APJ Transaction.  On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represents our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million).

U.S. Insurance Company.  On February 4, 2010, the Company entered into a stock purchase agreement to purchase a U.S. insurance company, now renamed Aspen American Insurance Company, with licenses to write insurance business on an admitted basis in the U.S. The value of these licenses was $10.0 million and the Company completed the transaction on August 16, 2010.

14.	Commitments and Contingencies

(a)	Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2011 and December 31, 2010:

	As at June 30, 2011	As at December 31, 2010
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,593.7	$1,895.7
Assets held in single-beneficiary trusts	397.0	58.2
Letter of credit issued under revolving credit facility	21.0	—
Secured letters of credit(1)	656.6	533.8

Total	$2,668.3	$2,487.7

Total as percent of cash and invested assets	35.8%	34.2%

(1)	As of June 30, 2011, the Company had securities and cash of $788.9 million and £19.5 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. The Company had $449.2 million of outstanding collateralized letters of credit under this facility at June 30, 2011. Included in outstanding collateralized letters of credit is a letter of credit for $231.7 million provided to AUL as Funds at Lloyd’s and described below.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC (“Barclays”) dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $119.3 million of outstanding collateralized letters of credit under this facility at June 30, 2011.

On July 31, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three year $280.0 million revolving credit facility.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at June 30, 2011 amounted to $315.6 million (December 31, 2010 — $230.3 million).

Interest-rate Swaps.  As at June 30, 2011, cash collateral with a fair value of $18.9 million has been transferred to our counterparties to support the current valuation of the interest rate swaps. At December 31, 2010, non cash collateral with a fair value of $7.7 million was transferred by our counterparties. In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded.

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of June 30, 2011 were:

						Later
	2011	2012	2013	2014	2015	Years	Total
	($ in millions)

Operating Lease Obligations	$5.3	$10.2	$9.4	$9.1	$8.6	$18.4	$61.0

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(c)	Variable interest entities

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

In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the three and six months ended June 30, 2011, fees of $Nil (2010 — $Nil) and $Nil (2010— $0.2 million), respectively, were payable to the Company.

The Company has determined that each of Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Neither Cartesian Iris 2009A L.P. nor Cartesian Iris Offshore Fund L.P. is consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which the Company provides additional services, including the secondment of an employee working under the direction of the board of Iris Re.

15.	Subsequent Events

The Company has considered subsequent events to the date of filing this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Highlights of our results for the three and six months ended June 30, 2011 were:

•	Diluted book value per share(1) of $37.43, increased by 1.3% over the end of the second quarter of 2010 and by 2.1% from the end of the first quarter of 2011;

•	Second quarter net profit after tax of $10.2 million, including losses of $65.0 million, net of reinsurance recoveries, reinstatement premiums and taxes, resulting from the weather-related events in the U.S. that occurred in April and May 2011, decreased from net profit after tax of $108.9 million in the comparative quarter in 2010;

•	Combined ratio of 105.0%, or 89.2% excluding catastrophe losses, compared with a combined ratio of 86.9% for the second quarter of 2010;

•	Net income per diluted share of $0.06 for the quarter, including $0.89 of loss per share from the natural catastrophe events that occurred in the second quarter of 2011, decreased from net income per diluted share of $1.28 for the second quarter of 2010; and

•	Annualized net income return on average equity(2) of 0.8% for the second quarter of 2011 and an annualized loss on equity of 12.6% for the first half of 2011.

      (1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of diluted ordinary shares at the end of the period.
      (2) Average equity excludes the average after-tax unrealized appreciation or depreciation on investments, preference shares and average after-tax unrealized foreign exchange gains or losses.

Shareholders’ equity and ordinary shares in issue as at June 30, 2011 and June 30, 2010 were:

	As at	As at
	June 30, 2011	June 30, 2010
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,104.6	$3,303.9
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders	$2,751.0	$2,950.3

Ordinary shares	70,832,530	76,700,990
Diluted ordinary shares	73,491,858	79,830,836

The following overview of our results for the three months ended June 30, 2011 and 2010 and of our financial condition at June 30, 2011, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 6.7% in the second quarter of 2011 when compared to 2010 with significant increases in the insurance segment and a modest increase in the reinsurance segment. Gross written premiums in the insurance segment have increased by 12.2% to $294.2 million when compared to the second quarter of 2010 with the increase largely due to increased demand, particularly in our marine, energy and transportation line and our kidnap and ransom business which forms part of our financial and professional lines insurance. The table below shows our gross written premiums for each segment for the three months ended June 30, 2011 and 2010, and the percentage change in gross written premiums for each segment:

	For the Three Months		For the Three Months
Business Segment	Ended June 30, 2011		Ended June 30, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Reinsurance	$288.0	1.7%	$283.3
Insurance	294.2	12.2	262.1

Total	$582.2	6.7%	$545.4

Reinsurance ceded.  Total reinsurance ceded for the quarter of $56.5 million has increased by $49.9 million from the second quarter of 2010. The reinsurance segment has recognized additional costs of catastrophe programs purchased to provide additional cover for the upcoming wind season after the current year’s catastrophe events to date while reinsurance costs increased for the insurance segment when compared with the second quarter of 2010 as the prior year included a downward ceded premium adjustment for our marine, energy and transportation lines as we reduced gross exposures in the Gulf of Mexico.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended June 30, 2011 and 2010 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2011	Ended June 30, 2010

Reinsurance	77.0%	50.3%
Insurance	62.6	69.1

Total Loss Ratio	71.0%	57.7%

The loss ratio for the quarter of 71.0% has increased by 13.3 percentage points compared to the second quarter of 2010. The increase is due mainly to losses from the U.S. tornadoes and floods (the “U.S. storms”) which occurred in the second quarter. We have included $79.0 million of pre-tax net losses, before reinstatements, from the U.S. storms while the comparative period did not have any material natural disaster losses. Current year losses were partly offset by $32.8 million of prior year reserve releases in the current quarter compared with $2.1 million of reserve releases in the second quarter of 2010. Reserve releases in our reinsurance segment increased from

$11.1 million in the second quarter of 2010 to $25.3 million in the current period following favorable development in the property reinsurance and specialty reinsurance lines.

The insurance segment had a $7.5 million reserve release this quarter compared to a $9.0 million reserve strengthening in the second quarter of 2010.

We have also presented accident loss ratios excluding the impact from prior year reserve adjustments and catastrophic losses to assist in the analysis of the underlying performance of our segments. We have defined catastrophic losses as: losses associated with the U.S. storms which occurred in the second quarter of 2011; and movements in loss estimates associated with the first quarter 2011 catastrophe events (Australian floods and New Zealand and Japanese earthquakes) that have been recognized in the second quarter of 2011. Catastrophic losses in the comparative period represent movements in the second quarter of 2010 of losses associated with the Chilean earthquake, which occurred in the first quarter of 2010. Our current pre-tax estimate of losses, net of reinstatement premiums, for the second quarter U.S. storms is $71.8 million. The underlying changes in accident year loss ratios by segment are also shown in the table below. The prior year adjustment in the table below reflects prior-year reserve movement and premium adjustments. The current year adjustments represent catastrophic loss events which reflect net claims and reinstatement premium adjustments.

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
	Total Loss	Prior Year	Accident Year	Current Year	Current Year
For the Three Months Ended June 30, 2011	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	77.0%	10.6%	87.6%	(23.6)%	64.0%
Insurance	62.6	2.4	65.0	(4.6)	60.4
Total	71.0%	7.1%	78.1%	(15.6)%	62.5%

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
	Total Loss	Prior Year	Accident Year	Current Year	Current Year
For the Three Months Ended June 30, 2010	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	50.3%	5.7%	56.0%	(0.4)%	55.6%
Insurance	69.1	(5.2)	63.9	—	63.9
Total	57.7%	1.5%	59.2%	(0.3)%	58.9%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended June 30, 2011 and 2010, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months	For the Three Months
	Ended June 30, 2011	Ended June 30, 2010
	($ in millions)

Reserve releases	$32.8	$2.1
Percentage of net premiums earned	7.1%	0.4%

The $30.7 million variance is mainly due to a $7.5 million insurance reserve release in the second quarter of 2011 compared to a $9.0 million strengthening in the second quarter of 2010, which had adverse loss experience in both our professional liability and U.S. casualty accounts. In the current quarter, we have recognized releases from our property and marine, energy and transportation business lines. The reinsurance segment had reserve releases of $25.3 million, an increase of $14.2 million from the second quarter of 2010, following favorable development in property reinsurance and specialty reinsurance lines. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2011 and 2010:

	For the Three Months	For the Three Months
	Ended June 30, 2011	Ended June 30, 2010

Policy acquisition expenses	18.9%	16.2%
General, administrative and corporate expenses	15.1	13.0

Expense ratio	34.0%	29.2%

The policy acquisition expense ratio of 18.9% for the quarter has increased from 16.2% in the second quarter of 2010. The increase is due to a combination of higher reinsurance costs reducing our net earned premium and a change in the mix of business written where we have written a greater proportion of business which incurs a higher average commission rate.

General, administrative and corporate expenses have increased to $69.6 million for the quarter compared with $62.6 million in the second quarter of 2010 with the general, administrative and corporate expense ratio, as a percentage of net earned premium, increasing from 13.0% to 15.1% for the same period. The increase in the general, administrative and corporate expense ratio is mainly due to our purchase of additional reinsurance reducing our net earned premium, while the increase in costs overall is due to our investment in infrastructure and capabilities to support our expansion in the U.K., U.S. and Switzerland.

Net investment income.  Net investment income for the quarter of $58.6 million has increased from $57.5 million in the second quarter of 2010 due to increases in portfolio investments combined with additional income from global equity investments less the impact from lower portfolio book yields.

Change in fair value of derivatives.  In the three months ended June 30, 2011, we recorded a loss of $25.5 million (2010 — $0.1 million) for the interest rate swaps due to falling interest rates and their impact on fixed income valuations and yields. We also hold five foreign currency contracts with a combined impact on net income for the three months ended June 30, 2011 of a gain of $3.2 million (2010 — two contracts with a gain of $1.2 million).

We cancelled our credit insurance contract as of November 28, 2010. In the three months ended June 30, 2010, we recorded a reduction of $2.0 million in the estimated fair value of the credit insurance contract including an interest expense of $0.2 million and a charge of $0.1 million for the interest rate swap. Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended June 30, 2011 included $10.9 million of foreign currency exchange gains (2010 — $2.6 million loss) and $9.8 million of realized and unrealized investments gains (2010 — $5.7 million gain). Realized and unrealized gains included $6.6 million (2010 — $3.0 million) of net realized gains from the fixed income maturities available for sale portfolio, $1.1 million (2010 — $1.1 million) of net realized gains from our fixed income maturities trading portfolio, $2.2 million net unrealized gain (2010 — $1.3 million gain) from our fixed income maturities trading portfolio and a charge of $0.1 million (2010 — $0.3 million gain) representing our share of earnings from our investment in Cartesian Iris. We have also recognized $6.8 million (2010 — income of $3.7 million) of other income for the three months ended June 30, 2011 which is primarily due to income associated with funds with-held contracts. We had no other-than-temporary impairment charges on our investments in the current or the prior comparative period.

Taxes.  The estimated effective rate of tax for the quarter is a 10.5% charge (2010 — 10.0% charge). The effective tax rate for the year is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero) the U.K. (where corporate tax rate was reduced from 28% to 26% effective April 1, 2011) and the U.S. (where the corporate tax rate is 35%).

Dividends.  The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter.

Dividends paid on our preference shares in the three months ended June 30, 2011 were $5.7 million (2010 — $5.7 million).

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $53.6 million to $3,104.6 million for the three months ended June 30, 2011. The most significant movements were:

•	net unrealized gains on investments, net of taxes, of $47.6 million; and

•	a $5.9 million reduction in retained earnings for the period, after deducting ordinary dividends of $10.6 million and preference share dividends of $5.7 million.

As at June 30, 2011, total ordinary shareholders’ equity was $2,751.0 million compared to $2,888.3 million at December 31, 2010. The reduction in total ordinary shareholders’ equity is largely attributable to a net loss after tax of $141.5 million (2010 — net profit of $127.2 million) for the six months ended June 30, 2011. The remainder of our total shareholders’ equity, as at June 30, 2011, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2010 — $353.6 million).

The amount outstanding under our senior notes, less amortization of expenses, of $498.9 million (December 31, 2010 — $498.8 million) was the only material debt that we had outstanding as of June 30, 2011 and December 31, 2010.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2011, this ratio was 13.8% (December 31, 2010 — 13.3%).

Our preference shares are classified on our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.7% as of June 30, 2011 (December 31, 2010 — 22.8%)

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Operating Subsidiaries. As at June 30, 2011, Aspen Holdings held $97.5 million (December 31, 2010 — $354.0 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide liquidity.

As at June 30, 2011, the Operating Subsidiaries held $955.2 million (December 31, 2010 — $772.8 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2011 and for the foreseeable future.

As of June 30, 2011, we had in issue $656.6 million in letters of credit to cedants, for which the Company had funds on deposit of $788.9 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Reinsurance.  Our catastrophe reinsurance business has renewed at improving rates since the Japanese Tohoku earthquake struck in March. There were two major U.S. accounts which renewed prior to Tohoku and the introduction of updated catastrophe models. Excluding these two accounts, we achieved average rate increases of 16% across our entire catastrophe excess of loss accounts. Including these two accounts, we achieved an average 13% increase in rates. In further detail, we achieved average increases of 89% in Australia and New Zealand, 49% in Japan (including temporary extensions) and 18% in Asia excluding Japan. In the U.S., we achieved an average 12% improvement excluding the two major U.S. accounts, and an average 8% increase if they are included. Elsewhere in our catastrophe account, we renewed business with minimal price changes. We achieved these price improvements in part because we did not renew approximately $100 million of aggregate U.S. wind limit and a further $80 million of non-U.S. wind limit where we did not believe the price on offer reflected our current view of risk. Nevertheless, we currently anticipate that we will have the opportunity to increase exposures in 2012 and beyond at better prices.

Market conditions in casualty reinsurance remain challenging although rates have begun to stabilize. Our U.S. casualty reinsurance business experienced very little movement in rates. International casualty reinsurance achieved some rate increases, mainly driven by the Australian account. In our specialty reinsurance lines, we have seen modest improvements in areas of the account impacted by the natural catastrophes in the first quarter with non-U.S. crop broadly flat and single digit rate reductions in credit and surety.

Given the high incidence of natural catastrophes year to date with several months of the U.S. Atlantic hurricane season still to come, we have taken the opportunity to purchase additional limits for wind and earthquake events in the U.S. and Europe as well as additional cover for non-peak catastrophe perils.

Insurance.  Our marine, energy and construction liability account experienced a notable change in part due to the impact of the Deepwater Horizon loss last year and we were able to take advantage of the increased pricing momentum resulting in the achievement of an average rate increase of 22% on our book year to date. In aviation, pricing remained broadly flat but with some downward pressure on war classes. The energy physical damage market has been impacted by a significant market loss with the sinking of the Gryphon drill-ship in the North Sea in February but we are not yet seeing this reflected in improved pricing.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2011 and 2010 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Second Quarter” below.

Underwriting Results by Operating Segments

We are organized into two business segments: Reinsurance and Insurance. We have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, acquisition expenses and general and administrative expenses by net premiums earned. Other than corporate expenses, indirect general and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums.

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

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2011 and 2010. The contributions of each segment to gross written premiums in the three months ended June 30, 2011 and 2010 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2011	Ended June 30, 2010
	% of total gross written premiums

Reinsurance	49.5%	51.9%
Insurance	50.5	48.1

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended June 30, 2011	Ended June 30, 2010
	($ in millions)

Reinsurance	$288.0	$283.3
Insurance	294.2	262.1

Total	$582.2	$545.4

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

Gross written premiums.  Gross written premiums in our reinsurance segment increased by 1.7% compared to the three months ended June 30, 2010. The increase in gross written premiums has come mainly from specialty reinsurance business and in particular structured risks, where we recognized loss related additional premiums and growth in our non-U.S. crop and credit and surety business lines. The increase was offset by reductions in casualty and other property reinsurance where we are seeing challenging market conditions and prices that do not meet our profitability requirements.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2011 and 2010, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2011		Ended June 30, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$93.0	2.0%	$91.2
Other property reinsurance	70.9	(12.1)	80.7
Casualty reinsurance	44.6	(13.4)	51.5
Specialty reinsurance	79.5	32.7	59.9

Total	$288.0	1.7%	$283.3

Losses and loss adjustment expenses.  The net loss ratio for the three months ended June 30, 2011 was 77.0% compared to 50.3% in the equivalent period in 2010. The increase in the loss ratio is attributable to net losses of $70.3 million before reinstatements from the U.S. storms in the quarter while the comparable period of 2010 did not have significant catastrophe losses. The increase was partly mitigated by a $14.2 million increase in prior year reserve releases from $11.1 million in the second quarter of 2010 to $25.3 million in the current period following favorable development in the property reinsurance and specialty reinsurance lines. The net loss ratio in the period was also impacted by 3.1 percentage points reflecting the $11.2 million increase in ceded earned premium.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.  Policy acquisition expenses were $49.1 million for the three months ended June 30, 2011 equivalent to 18.3% of net premiums earned (2010 — $47.3 million or 16.2% of net premiums earned). The increase in the acquisition expense ratio is due to our purchase of additional reinsurance reducing our net earned premium and a change in the mix of business written where we have written less international casualty and risk excess business, which have low average commission rates and more credit and surety, specialty reinsurance and risk solutions business, which have higher average commission rates. A reduction in general and administrative expenses of $3.7 million from the second quarter of 2010 is mainly due to reduced performance-related pay and long term incentive plan accruals following the high loss activity in 2011.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have increased by 12.2% to $294.2 million for the quarter from $262.1 million in the equivalent period in 2010. The increase in gross written premium is attributable to the marine, energy and transportation lines and financial and professional lines where we have seen policy extensions, increased line sizes and additional demand, in particular for our kidnap and ransom products which form part of our financial and political risk business. Increases in our marine, energy and transportation insurance were mainly due to increased premiums in our marine, energy and construction liability account which achieved significant rate increases following the Deepwater Horizon loss last year. Gross written premiums in our casualty insurance lines have reduced when compared with the second quarter of 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended June 30, 2011		Ended June 30, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$73.6	6.2%	$69.3
Casualty insurance	32.9	(26.4)	44.7
Marine, energy and transportation insurance	130.3	10.3	118.1
Financial and professional lines insurance	57.4	91.3	30.0

Total	$294.2	12.2%	$262.1

Losses and loss adjustment expenses.  The loss ratio for the quarter was 62.6% compared to 69.1% for the three months ended June 30, 2010. The reduction in loss ratios for the quarter is mainly due to the change in the prior year reserve releases from a $9.0 million reserve strengthening in the second quarter of 2010 to a $7.5 million of prior year reserve releases in the current quarter. The $8.7 million of net losses associated with the U.S. storms in the second quarter of 2011 added 4.5 percentage points to the loss ratio. The net loss ratio in the period was also impacted by 3.2 percentage points reflecting $10.2 million of additional ceded earned premium.

The release in the current quarter was due primarily to our property and marine, energy and transportation business lines following favorable loss development, but was partly offset by deterioration in financial and professional lines where we have claims from professional lines that have exposure to the financial crisis.

Policy acquisition, general and administrative expenses.  Policy acquisition expenses of $37.6 million for the three months ended June 30, 2011 equivalent to 19.6% of net premiums earned (2010 — $30.5 million or 16.2% of net earned premium) were $7.1 million higher than those in the second quarter of 2010. This was mainly due to the increase in premiums earned. Higher acquisition costs were also attributable to a slight change in our business mix, including a shift from the casualty insurance lines towards our successful energy physical damage, U.S. property and kidnap and ransom business, which attract a relatively higher acquisition expense ratio. The increase by $7.3 million in our general and administrative expense ratio is mainly associated with the continued build out of our U.S. operations.

Total Income Statement — Second Quarter

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums increased by 6.7% to $582.2 million in the second quarter of 2011 when compared to 2010. Gross written premiums in the insurance segment have increased by 12.2% to $294.2 million when compared to the second quarter of 2010 with the increase largely due to increased demand, particularly in our marine, energy and transportation line and our kidnap and ransom business which forms part of our financial and political risk insurance account.

Reinsurance ceded.  Total reinsurance ceded for the quarter of $56.5 million has increased by $49.9 million from the second quarter of 2010. The reinsurance segment has recognized the costs of catastrophe programs purchased to provide additional cover for the upcoming wind season after the current year’s catastrophe events. Reinsurance costs increased for the insurance segment when compared with the second quarter of 2010 which included downward ceded premium adjustment for our marine, energy and transportation lines as we reduced gross exposures in the Gulf of Mexico.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the second quarter of 2011 were in line with the second quarter of 2010, as despite an increase in gross written premiums in the second quarter, we wrote less premium in the first quarter of 2011 than in the comparable period of 2010.

Net premiums earned.  Net premiums earned have decreased by $20.1 million or 4.2% in the second quarter of 2011 compared to 2010 which is consistent with the increase in reinsurance ceded for the quarter.

Losses and loss adjustment expenses.  The loss ratio for the quarter of 71.0% has increased by 13.3 percentage points compared to the second quarter of 2010. The $49.7 million increase is due mainly to losses from the U.S. storms which caused tornadoes and flood damage in the second quarter of 2011. Losses were offset by $32.8 million of prior year reserve releases in the current quarter compared with $2.1 million of reserve releases in the second quarter of 2010. Reserve releases in our reinsurance segment increased from $11.1 million in the second quarter of 2010 to $25.3 million in the current period following a favorable development in the property reinsurance and specialty reinsurance lines. The insurance segment had a $7.5 million reserve release this quarter compared to a $9.0 million reserve strengthening in the second quarter of 2010.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for the three months ended June 30, 2011 and 2010. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended June 30, 2011	Ended June 30, 2010

Policy acquisition expense ratio	16.5%	14.9%
General, administrative and corporate expense ratio	13.3	12.0

Gross expense ratio	29.8	26.9
Effect of reinsurance	4.2	2.3

Total net expense ratio	34.0%	29.2%

Changes in the acquisition and general and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended June 30, 2011 and 2010 are shown in the following table:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	16.9%	16.1%	16.5%	15.6%	13.8%	14.9%
General and administrative expense ratio(1)	9.1	12.5	13.3	9.9	9.9	12.0

Gross expense ratio	26.0	28.6	29.8	25.5	23.7	26.9
Effect of reinsurance	2.2	6.2	4.2	1.0	4.1	2.3

Total net expense ratio	28.2%	34.8%	34.0%	26.5%	27.8%	29.2%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 16.5% for the quarter from 14.9% in the second quarter of 2010. The increase is due to a change in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates, such as credit and surety, specialty reinsurance and risk solutions business in the reinsurance segment and kidnap and ransom, energy physical damage and U.S. professional lines in the insurance segment.

The general, administrative and corporate expense ratio, as a percentage of gross earned premium, has increased from 12.0% to 13.3% for the same period with general, administrative and corporate expenses increasing to $69.6 million for the quarter compared with $62.6 million in the second quarter of 2010. The increase in general, administrative and corporate expenses is due to building out our U.S insurance capacity, a U.K. regional platform and establishing a presence in the Swiss market to write insurance.

Total general, administrative and corporate expenses for the three months ended June 30, 2011 include $14.0 million (2010 — $10.6 million) of corporate expenses which are not allocated to our underwriting segments. We consider corporate expenses to be certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share-based compensation expenses allocated to group functions and costs associated with operating as a publicly traded company. The year on year increase is due to the expansion of our U.S operations and group support functions.

Net investment income.  Net investment income for the quarter of $58.6 million is 1.9% above the $57.5 million in the second quarter of 2010 due to the increase in cash and invested assets from $6.8 billion to $7.5 billion compensating for the lower portfolio book yield plus additional income from the global equity investments.

Change in fair value of derivatives.  In the three months ended June 30, 2011, we recorded a loss of $25.5 million (2010 — $0.1 million) for the interest rate swaps due to falling interest rates and their impact on fixed income valuations and yields. We also hold five foreign currency contracts which had a gain of $3.2 million for the three months ended June 30, 2011 (2010 — two contracts with a gain of $1.2 million).

We cancelled our credit insurance contract as of November 28, 2010. In the three months ended June 30, 2010, we recorded a reduction of $2.0 million in the estimated fair value of the credit insurance contract including an interest expense of $0.2 million. Further information on these contracts can be found in Note 9 to the financial statements.

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

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For the realized investments losses in the second quarter of 2011, an impairment charge was not required as a result of the review of OTTI (2010 — $Nil).

Income before tax.  In the second quarter of 2011, profit before tax was $11.4 million, comprised of $22.9 million of underwriting losses, $58.6 million in net investment income, $22.3 million of losses from a change in fair value of derivatives, $1.1 million of net realized and unrealized investment and foreign exchange losses, $7.7 million of interest expense and $6.8 million of other income. In the second quarter of 2010, income before tax was $121.0 million which comprised $62.8 million of underwriting income, $57.5 million in net investment income, $2.1 million of losses from a change in fair value of derivatives, $3.1 million of net foreign exchange and investment gains, $4.0 million of interest expense and $3.7 million of other income.

Income tax charge.  Income tax charge for the three months ended June 30, 2011 was $1.2 million. Our effective consolidated tax rate for the three months ended June 30, 2011 was 10.5% (2010 — 10.0%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2011. As discussed in the “Overview” above, the effective tax rate for the year is subject to revision.

Net income after tax.  Net income after tax for the three months ended June 30, 2011 was $10.2 million, equivalent to a $0.06 basic earnings per ordinary share adjusted for the $5.7 million preference share dividends and fully diluted earnings per ordinary share of $0.06 during the three months ended June 30, 2011. The net income for the three months ended June 30, 2010 was $108.9 million equivalent to basic earnings per ordinary share of $1.34 adjusted for the $5.7 million preference share dividend and fully diluted earnings per share of $1.28.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2011 and 2010 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Half Year” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2011 and 2010. The contributions of each segment to gross written premiums in the six months ended June 30, 2011 and 2010 were as follows:

	Gross Written Premiums
	For the Six Months	For the Six Months
Business Segment	Ended June 30, 2011	Ended June 30, 2010
	% of total gross written premiums

Reinsurance	57.8%	62.0%
Insurance	42.2	38.0

Total	100.0%	100.0%

	Gross Written Premiums
	For the Six Months	For the Six Months
Business Segment	Ended June 30, 2011	Ended June 30, 2010
	($ in millions)

Reinsurance	$725.1	$773.4
Insurance	528.4	474.8

Total	$1,253.5	$1,248.2

Reinsurance

Gross written premiums.  Gross written premiums in our reinsurance segment decreased by 6.2% compared to the six months ended June 30, 2010. The decrease in gross written premiums has come mainly from reductions in casualty and other property reinsurance where we are seeing challenging market conditions and prices that do not meet our profitability requirements.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2011 and 2010, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2011		Ended June 30, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$244.0	2.8%	$237.4
Other property reinsurance	135.7	(12.1)	154.4
Casualty reinsurance	183.2	(18.9)	226.0
Specialty reinsurance	162.2	4.2	155.6

Total	$725.1	(6.2)%	$773.4

Losses and loss adjustment expenses.  The net loss ratio for the six months ended June 30, 2011 was 114.1% compared to 69.3% in the equivalent period in 2010. The increase in the loss ratio is attributable to a number of catastrophe losses in the period with $34.7 million from the Australian floods, $78.2 million from the New Zealand earthquake and $181.1 million from the Japanese earthquake and tsunami which occurred in the first quarter of 2011 plus $70.3 million from the U.S. storms in the second quarter. All losses are net of reinsurance recoveries but before reinstatement premiums and tax. The increase has been partly mitigated by a $19.9 million increase in prior year reserve releases to $46.1 million compared to $26.2 million in the six months ended June 30, 2010. The six months ended June 30, 2010 experienced gross losses of $125.2 million in relation to the earthquake in Chile in the first quarter of 2010.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.  Policy acquisition expenses were $98.5 million for the six months ended June 30, 2011 equivalent to 18.2% of net premiums earned (2010 — $99.7 million or 17.1% of net premiums earned). The increase in the ratio is due to our purchase of additional reinsurance reducing our net earned premium but also due to a change in the mix of business where we have written less international casualty and risk excess business which have low average commission rates and more credit and surety, specialty reinsurance and risk solutions business which have higher average commission rates. A reduction in general and administrative expenses of $1.5 million from the six months ended June 30, 2010 is attributable mainly to lower performance-related accruals following the high loss activity for the first six months of 2011.

Insurance

Gross written premiums.  Overall premiums have increased by 11.3% to $528.4 million for the six months ended June 30, 2011 from $474.8 million in the equivalent period in 2010. The increase in gross written premium is attributable to the marine, energy and transportation lines and financial and professional lines where we have seen policy extensions and increased line sizes and additional demand, in particular for our kidnap and ransom products which form part of our financial and political risk business. Gross written premiums in our casualty insurance lines have reduced when compared with the six months ended June 30, 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Six Months		For the Six Months
Lines of Business	Ended June 30, 2011		Ended June 30, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$112.2	5.8%	$106.0
Casualty insurance	52.5	(35.9)	81.9
Marine, energy and transportation insurance	254.1	11.1	228.7
Financial and professional lines insurance	109.6	88.3	58.2

Total	$528.4	11.3%	$474.8

Losses and loss adjustment expenses.  The loss ratio for the six months ended June 30, 2011 was 64.2% compared to 69.1% for the six months ended June 30, 2010. The decrease in the loss ratio is attributable to an $8.6 million prior year reserve release compared to an $11.2 million reserve strengthening in the six months ended June 30, 2010. The current period was impacted by $8.7 million of net catastrophe losses from the U.S. storms in the second quarter of 2011. The comparative period did not have any significant catastrophe losses.

The reserve releases in the six months ended June 30, 2011 were due primarily to our property U.K. liability and aviation accounts following favorable loss developments for these accounts which were partly offset by deterioration in financial and professional lines where we have claims from professional liability lines.

Policy acquisition, general and administrative expenses.  Policy acquisition expenses of $69.6 million for the six months ended June 30, 2011, equivalent to 18.7% of net premiums earned (2010 — $62.6 million or 17.1% of net earned premium), were $7.0 million higher than those in 2010. This was mainly due to an increase in premiums written, but also due to a change in the mix of business written where we have written a lower proportion of casualty business which has lower average commission rates and a higher proportion of kidnap and ransom business which incurs higher commission rates. General and administrative expenses of $58.4 million in the six months ended June 30, 2011 have increased from $42.3 million over the comparative period in 2010 mainly due to our continued build out of the U.S. operations.

Total Income Statement — Half Year

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums of $1,253.5 million in the first six months of 2011 is in line with the $1,248.2 million written in 2010 with the increase in the insurance segment largely offset by a decrease in the reinsurance segment.

Gross written premiums in our reinsurance segment decreased by 6.2% compared to the six months ended June 30, 2010. The decrease in gross written premiums has come from most lines, but in particular casualty reinsurance where we experienced challenging market conditions and prices that did not meet our profitability requirements. Following a strategic decision to cut back on some other property reinsurance business, in particular property risk excess, we have also seen an expected reduction in this area. The decreases were offset by increased premiums written in our credit and surety and agriculture accounts within our specialty reinsurance lines.

Gross written premiums in our insurance segment have increased by 11.3% to $528.4 million for the six months ended June 30, 2011 from $474.8 million in the equivalent period in 2010. The increase in gross written premium is attributable to the marine, energy and transportation lines and financial and professional lines where we have seen policy extensions and increased line sizes and additional demand, in particular for our kidnap and ransom products which form part of our financial and political risk business. Following the losses from the Deepwater Horizon incident, our marine, energy and construction liability team wrote additional business at significantly increased rates. Gross written premiums in our casualty insurance lines have reduced when compared with the six months ended June 30, 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

Reinsurance ceded.  Total reinsurance ceded of $218.2 million has increased by $88.9 million from the first six months of 2010. The reinsurance segment has recognized the costs of catastrophe programs purchased to provide additional cover for the upcoming wind season after the first quarter’s catastrophe events. Reinsurance costs increased for the insurance segment when compared with the first six months of 2010 as we have purchased advanced protection for our new U.S. professional lines business as well as an increase in the U.S. property program.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first half of 2011 decreased by 0.7% compared to the same period of 2010 as a result of the reduction in gross written premiums in the first quarter.

Net premiums earned.  Net premiums earned have decreased by $35.3 million or 3.7% in the first half of 2011 compared to 2010 which is consistent with the decrease in gross earned premiums for the period and the increase in reinsurance ceded for the quarter.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses have increased from $655.5 million in 2010 to $855.3 million in 2011 primarily due to $373.3 million of losses from natural disasters that occurred in the first half of 2011 (Australian floods, New Zealand earthquake, Japanese earthquake and tsunami and U.S. storms). Reserve releases increased by $39.7 million in the current period following favorable development in property and specialty reinsurance and aviation, property and U.K. liability insurance business lines.

The loss ratio for the half year of 93.8% has increased by 24.6 percentage points compared to the first half of 2010. The increase is due mainly to losses from the Australian floods, the New Zealand earthquake, the Japanese earthquake and tsunami and the U.S. storms which occurred in the first half of 2011. The comparative period included $125.4 million of losses from the Chilean earthquake, while losses from the four natural disasters during the current period were $373.3 million. Reserve releases in our reinsurance segment increased from $26.2 million in the first half of 2010 to $46.1 million in the current period following favorable development in property reinsurance and specialty reinsurance lines. The insurance segment had an $8.6 million reserve release for the six months of 2011 compared to an $11.2 million reserve strengthening in the first half of 2010.

We have presented loss ratios excluding the impact from prior year reserve adjustments and catastrophic losses to aid in the analysis of the underlying performance of our segments. We have defined catastrophic losses as losses associated with the U.S. storms which occurred in the second quarter of 2011 in addition to loss estimates associated with the Australian floods and New Zealand and Japanese earthquakes which occurred in the first quarter of 2011.

Catastrophic losses in the comparative period represent the development in the second quarter of 2010, of losses associated with the Chilean earthquake which occurred in the first quarter of 2010. The underlying changes in accident year loss ratios by segment are also shown in the table below. The prior year adjustment in the table below reflects prior-year reserve movements and premium adjustments. The current year adjustments represent catastrophic loss events and reflect net claims and reinstatement premium adjustments.

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
	Total Loss	Prior Year	Accident Year	Current Year	Current Year
For the Six Months Ended June 30, 2011	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	114.1%	9.7%	123.8%	(65.8)%	58.0%
Insurance	64.2	1.9	66.1	(2.4)	63.7
Total	93.8%	6.3%	100.1%	(39.7)%	60.4%

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
	Total Loss	Prior Year	Accident Year	Current Year	Current Year
For the Six Months Ended June 30, 2010	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	69.3%	6.7%	76.0%	(20.9)%	55.2%
Insurance	69.1	(2.8)	66.4	(0.1)	66.3
Total	69.2%	3.0%	72.2%	(12.6)%	59.6%

Expenses.  We monitor the gross expense ratio as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for the six months ended June 30, 2011 and 2010. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Six Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2010

Policy acquisition expense ratio	16.3%	15.6%
General, administrative and corporate expense ratio	12.7	11.1

Gross expense ratio	29.0	26.7
Effect of reinsurance	3.8	2.5

Total net expense ratio	32.8%	29.2%

Changes in the acquisition and general and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the six months ended June 30, 2011 and 2010 are shown in the following table:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.1%	15.2%	16.3%	16.5%	14.4%	15.6%
General and administrative expense ratio(1)	8.8	12.7	12.7	8.7	9.7	11.1

Gross expense ratio	25.9	27.9	29.0	25.2	24.1	26.7
Effect of reinsurance	1.7	6.5	3.8	0.9	4.6	2.5

Total net expense ratio	27.6%	34.4%	32.8%	26.1%	28.7%	29.2%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 16.3% for the first six months of 2011 from 15.6% in the first six months of 2010. The increase is due mainly to a change in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.

The general, administrative and corporate expense ratio, as a percentage of net earned premium, has increased from 11.1% to 12.7% for the same period with general, administrative and corporate expenses increasing to $131.0 million for the first half of 2011 compared with $115.1 million in the first half of 2010. The increase in general, administrative and corporate expenses is due to building out our U.S insurance capacity, a U.K. regional platform and establishing a presence in the Swiss market to write insurance.

Net investment income.  Net investment income of $114.1 million has decreased by 2.4% compared to $116.9 million in the first half of 2010 due to lower reinvestment rates and hence declining book yields from fixed income securities partially offset by $3.2 million of income from global equity securities.

Change in fair value of derivatives.  In the six months ended June 30, 2011, we recorded a charge of $25.4 million (2010 — $0.1 million) for the interest rate swaps due to falling interest rates and their impact on fixed income valuations and yields. We also hold five foreign currency contracts which had a net loss of $0.3 million for the six months ended June 30, 2011 (2010 — two contracts with a gain of $1.2 million).

We cancelled our credit insurance contract as of November 28, 2010. In the six months ended June 30, 2010, we recorded a reduction of $4.0 million in the estimated fair value of the credit insurance contract including an interest expense of $0.4 million. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The realized investments losses in the first half of 2011 did not include a charge for investments we believe to be other-than-temporarily impaired (2010 — $0.3 million).

Income before tax.  In the first half of 2011, losses before tax were $156.8 million, comprised of $242.2 million of underwriting losses, $114.1 million in net investment income, $25.7 million of losses from changes in fair value of derivatives, $13.7 million of net realized and unrealized investment and foreign exchange gains, $15.4 million of interest expense and $1.3 million of other expenses. In the first half of 2010, income before tax was $141.3 million which comprised $14.6 million of underwriting income, $116.9 million in net investment income, $4.1 million of losses from changes in fair value of derivatives, $16.9 million of net foreign exchange and investment gains, $7.8 million of interest expense and $4.8 million of other income. Our decrease in underwriting income in 2011 was mainly due to the $352.6 million of losses net of reinsurance and re-instatement premiums associated with the Australian floods, New Zealand earthquake, Japan earthquake and tsunami and U.S. storms.

Income tax benefit.  Income tax benefit for the six months ended June 30, 2011 was $15.3 million. Our effective consolidated tax rate for the six months ended June 30, 2011 was 9.8% (2010 — 10.0%). The recovery represents an estimate of the tax rate which will apply to our pre-tax income for 2011. As discussed in the “Overview” above, the effective tax rate for the year is subject to revision.

Net income after tax.  Net loss after tax for the six months ended June 30, 2011 was $141.5 million, equivalent to a $2.16 basic and diluted loss per ordinary share adjusted for the $11.4 million preference share dividends and on the basis of the weighted average number of ordinary shares in issue during the six months ended June 30, 2011. Net income for the six months ended June 30, 2010 was $127.2 million equivalent to basic earnings per ordinary share of $1.50 adjusted for the $11.4 million preference share dividend and fully diluted earnings per share of $1.43.

Reserves for Losses and Loss Adjustment Expenses

As of June 30, 2011, we had total net loss and loss adjustment expense reserves of $4,032.4 million (December 31, 2010 — $3,540.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,391.7 million at the balance sheet date of June 30, 2011, a total of $2,428.7 million or 55.3% represented IBNR claims (December 31, 2010 — $2,074.8 million and 54.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment:

	As at June 30, 2011
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,838.6	$(115.8)	$2,722.8
Insurance	1,553.1	(243.5)	1,309.6

Total losses and loss expense reserves	$4,391.7	$(359.3)	$4,032.4

	As at December 31, 2010
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,343.8	$(60.7)	$2,283.1
Insurance	1,476.7	(219.2)	1,257.5

Total losses and loss expense reserves	$3,820.5	$(279.9)	$3,540.6

The increase in reinsurance recoverables is mainly due to recoveries from the gross prior year reserve strengthening in our insurance segment for our financial and professional lines business.

For the six months ended June 30, 2011, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $54.7 million. An analysis of this reduction by business segment is as follows for each of the three and six months ended June 30, 2011 and 2010:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
Business Segment	2011	2010	2011	2010
	($ in millions)		($ in millions)

Reinsurance	$25.3	$11.1	$46.1	$26.2
Insurance	7.5	(9.0)	8.6	(11.2)

Total Losses and loss expense reserves reductions	$32.8	$2.1	$54.7	$15.0

The key elements which gave rise to the net positive development during the three months ended June 30, 2011 were as follows:

Reinsurance.  Net reserve releases of $25.3 million in the current quarter came from the other property reinsurance and specialty reinsurance business lines. The largest release in the quarter was $11.1 million from property risk excess reinsurance due primarily to better than expected claims development.

Insurance.  The net reserve releases of $7.5 million in the quarter came largely from aviation, property and U.K. liability, partially offset by a strengthening in our financial and professional lines.

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

Balance Sheet

Total cash and investments

At June 30, 2011 and December 31, 2010, total cash and investments, including accrued interest receivable, were $7.5 billion and $7.3 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2011		As at December 31, 2010
		Percentage of		Percentage of
	Estimated	Total Cash and	Estimated	Total Cash and
	Fair Value	Investments	Fair Value	Investments
	($ in millions except for percentage)

Marketable Securities — Available for Sale
U.S. Government	$777.4	10.3%	$725.4	10.0%
U.S. Government Agency	283.3	3.8	302.3	4.2
Municipal	30.8	0.4	30.7	0.4
Corporate	1,992.6	26.5	1,971.1	27.1
FDIC Guaranteed Corporate	111.8	1.5	125.8	1.7
Non-U.S. Government-backed Corporate	193.5	2.6	228.8	3.1
Foreign Government	744.7	9.9	616.9	8.5
Asset-backed	60.4	0.8	58.8	0.8
Mortgage-backed Securities	1,395.6	18.6	1,300.6	17.9

Total Fixed Income — Available for Sale	5,590.1	74.4%	5,360.4	73.7%
Marketable Securities — Trading
U.S. Government	6.0	0.1	48.3	0.7
U.S. Government Agency	1.6	—	0.5	—
Municipal	2.9	—	3.3	—
Corporate	356.8	4.7	339.8	4.7
FDIC Guaranteed Corporate	—	—	—	—
Non-U.S. Government-backed Corporate	—	—	—	—
Foreign Government	9.7	0.1	4.9	0.1
Asset-backed Securities	5.7	0.1	9.4	0.1

Total Fixed Income — Trading	382.7	5.0%	406.2	5.6%
Total Other Investments	30.0	0.4	30.0	0.4
Total Equity Securities	178.1	2.3	—	—
Total Short-term Investments — Available for Sale	200.2	2.6	286.0	3.9
Total Short-term Investments — Trading	2.6	—	3.7	0.1
Total Cash and Cash Equivalents	1,074.1	14.3	1,179.1	16.2
Total Receivable for Securities Sold	21.2	0.3	(40.4)	(0.6)
Total Accrued Interest Receivable	54.2	0.7	54.4	0.7

Total Cash and Investments	$7,533.2	100.0%	$7,279.4	100.0%

Fixed maturities.  At June 30, 2011, the average credit quality of our fixed income portfolio is “AA+,” with 98% of the portfolio being rated “A” or higher. At December 31, 2010, the average credit quality of our fixed income portfolio was “AA+,” with 96% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has decreased as at June 30, 2011 to 2.5 years from 2.9 years as at December 31, 2010 and includes the impact of the interest-rate swaps which we entered into to partially mitigate against rises in interest rates.

Mortgage-Backed Securities.  The following table summarizes the fair value of our mortgage-backed securities by rating and class at June 30, 2011:

	AAA	AA and Below	Total
	($ in millions)

Agency	$1,288.4	$—	$1,288.4
Non-agency Commercial	79.8	27.4	107.2

Total Mortgage-backed Securities	$1,368.2	$27.4	$1,395.6

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity securities.  During 2011, we made a small investment into equities, deploying $175.0 million, or 2.3% of total investments as at June 30, 2011, into high quality equities via direct investment. Our overall portfolio strategy remains focused on high quality fixed income investments; however, market conditions and portfolio diversification prompted a limited move into equities. Our group investment guidelines allow us to deploy up to 10% of the investment portfolio in non-fixed income investments. We recognized dividend income of $3.2 million (2010 — $Nil) and $6.4 million (2010 — $Nil) net unrealized gains from the equity portfolio for the period ended June 30, 2011. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale. The portfolio invests in high quality global equity securities with attractive dividend yields.

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

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the six months ended June 30, 2011, no fees were payable to us.

We have determined that each of Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P. has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Neither Cartesian Iris 2009A L.P. nor Cartesian Iris Offshore Fund L.P. is consolidated by us. We have no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian Iris Offshore Fund L.P. is simply that of an investee to which we provide additional services, including the secondment of an employee working under the direction of the board of Iris Re.

We have accounted for our investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and six months ended June 30, 2011, our share of gains and losses decreased the value of our investment by $0.1 million and $Nil, respectively (2010 — $0.3 million increase and $0.5 million increase). The change in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

The tables below show our other investments for the six months ended June 30, 2011 and twelve months ended December 31, 2010:

	Six Months Ended June 30, 2011
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris Offshore Fund L.P.	$27.8	$—	$30.0	$—	$30.0

	Twelve Months Ended December 31, 2010
					Undistributed
	Aspen’s	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

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

Fixed Maturities

The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At June 30, 2011 and December 31, 2010, we used substantially the market approach valuation techniques (e.g. use of quoted market values and other relevant observable market data provided by independent pricing sources) for estimating the fair values of fixed maturities. The pricing sources are primarily nationally recognized independent pricing services and broker-dealers.

Independent Pricing Services.  Pricing services provide pricing for less complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At June 30, 2011, pricing for approximately 97% (2010 — 98%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services made up of 84% index providers and 13% pricing vendors.

Broker-Dealers.  For the most part, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are non-binding. At June 30, 2011, pricing for approximately 3.1% (2010 — 2%) of our total fixed maturities was based on non-binding quotes from broker-dealers.

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

At June 30, 2011, we obtained an average of 3.0 quotes per investment, compared to 2.9 quotes at December 31, 2010. Pricing sources used in pricing our fixed income investments at June 30, 2011 and December 31, 2010, respectively, were as follows:

	As at	As at
	June 30, 2011	December 31, 2010

Index providers	84.0%	85.2%
Pricing services	12.9	12.5
Broker-dealers	3.1	2.3

Total	100.0%	100.0%

U.S. Government and Agency.  U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the GNMA, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Municipals.  Our municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market which are Level 2 inputs in the fair value hierarchy. Consequently, these securities are classified within Level 2.

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

Mortgage-backed.  Our residential and commercial mortgage-backed securities consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price mortgage-backed securities are observable market inputs these securities are classified within Level 2.

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

Short-term investments

Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are classified as either trading or available for sale and carried at estimated fair value. Short term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Level 2.

Equity Securities

Equity securities include U.S. and foreign common stocks and are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

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

Interest Rate Swaps.  The interest rate swaps which we use to economically hedge interest rate risk are also characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third party pricing services. Consequently, these instruments are classified as Level 2.

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

Guaranteed Investments.  The following table presents the breakdown of investments which are guaranteed by mono-line insurers (“Wrapped Credit” disclosure) and those that have explicit government guarantees. The standalone rating is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the three main rating agencies (S&P’s, Moody’s and Fitch), the lowest rating was used.

As at June 30, 2011			As at December 31, 2010
Rating with	Rating without	Market	Rating with	Rating without	Market
Guarantee	Guarantee	Value	Guarantee	Guarantee	Value
		($ in millions)			($ in millions)

AAA	AAA	$82.6	AAA	AAA	$93.8
	AA	40.5		AA	16.1
	AA-	5.6		AA-	9.5
	A+	48.9		A+	58.2
	A	38.4		A	38.4
	A-	65.7		A-	81.2
	BBB+	16.2		BBB+	17.8
	BBB-	3.8		BBB-	23.7
	BB	23.1		BB-	3.1
AA+		—	AA+	AA+	—
	AAA	—		AA	24.9
	AA	—		AA-	1.9
	A+	—		A+	3.1
	A	—		A	6.4
AA	AA	—	AA	AA	1.4
AA-	AA-	3.8	AA-	AA-	3.2
A-	AA-	—	A-	A-	1.9
BBB-	BBB-	0.1	BBB-	BBB-	0.1

		$328.7			$384.7

Our exposure to mono-line insurers was limited to one municipal holding (2010 — one municipal holding) as at June 30, 2011 with a market value of $0.1 million (2010 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the FDIC and non-U.S. government guaranteed issuers.

Other-than-temporary impairments.  We recorded no OTTI charges for the six months ended June 30, 2011 (2010 — $0.3 million). We review our available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost or original cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost or original cost.

In our review of fixed maturity investments, other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore our review of these securities utilizes a higher degree of judgment. In our review we consider our ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where a security is considered to be other-than-temporarily impaired, the entire charge is recognized in realized losses in earnings. Again, the cost basis of the investment is reduced accordingly and no adjustments are made for subsequent recoveries in value.

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

For a discussion of our valuation techniques within the fair value hierarchy, please see Note 7 of the financial statements included elsewhere in this report.

Capital Management

Capital Management.  On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares of which $192.4 million remained available as at June 30, 2011. The authorization for the repurchase program covers the period to March 1, 2012.

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

On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee for a total consideration of $6.4 million. The transaction has not yet been completed.

The following table shows our capital structure at June 30, 2011 compared to December 31, 2010:

	As at	As at
	June 30, 2011	December 31, 2010
	($ in millions)

Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,751.0	$2,888.3
Preference shares (liquidation preference less issue expenses), net of issue costs	353.6	353.6
Long-term debt	498.9	498.8

Total capital	$3,603.5	$3,740.7

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2011, this ratio was 13.8% (December 31, 2010 — 13.3%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.7% as of June 30, 2011 (December 31, 2010 — 22.8%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,104.6 million at June 30, 2011 (December 31, 2010 — $3,241.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at June 30, 2011, Aspen Holdings held $97.5 million (December 31, 2010 — $354.0 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries.

In the six months ended June 30, 2011, Aspen U.K. Holdings paid Aspen Holdings interest of $25.7 million (2010 — $18.3 million) in respect of intercompany loans and dividends of $Nil (2010— $15.0 million) and Aspen Insurance Limited paid Aspen Holdings dividends of $100.0 million (2010 — $Nil).

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Also for a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of our annual financial statements in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Operating Subsidiaries.  As of June 30, 2011, the Operating Subsidiaries held $955.2 million (December 31, 2010 — $772.8 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2011 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at June 30, 2011 and December 31, 2010:

	As at	As at
	June 30, 2011	December 31, 2010
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,593.7	$1,895.7
Assets held in single beneficiary trusts	397.0	58.2
Letter of credit issued under revolving credit facility	21.0	—
Secured letters of credit(1)	656.6	533.8

Total	$2,668.3	$2,487.7

Total as % of cash and invested assets	35.8%	34.2%

(1)	As of June 30, 2011, the Company had securities and cash of $788.9 million and £19.5 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

For more information see Note 14(a) and our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Six Months Ended June 30, 2011.  Total net cash flow from operations was $194.0 million, a reduction of $53.9 million from the comparative period last year. The reduction was due mainly to higher ceded reinsurance costs. For the six months ended June 30, 2011, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On May 31, 2011, we paid a dividend of $0.15 per ordinary share to shareholders of record on May 13, 2011. On July 1, 2011, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on June 15, 2011. On July 1, 2011, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on June 15, 2011.

Credit Facility.  On July 30, 2010, we entered into a three-year $280.0 million revolving credit facility pursuant to a credit agreement (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Operating Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays Bank plc, as administrative agent, Citibank, NA, as syndication agent, Credit Agricole CIB, Deutsche Bank Securities Inc. and The Bank of New York Mellon, as co-documentation agents and The Bank of New York, as collateral agent.

The facility can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of June 30, 2011, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. As at June 30, 2011, we had $449.2 million of outstanding collateralized letters of credit under this facility.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. As at June 30, 2011, we had $119.3 million of outstanding collateralized letters of credit under this facility compared to $42.4 million at the end of 2010.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of June 30, 2011:

						Later
	2011	2012	2013	2014	2015	Years	Total
	($ in millions)

Operating Lease Obligations	$5.3	$10.2	$9.4	$9.1	$8.6	$18.4	$61.0
Long-Term Debt Obligations(1)	—	—	—	$250.0	—	$250.0	$500.0
Reserves for Losses and loss adjustment expenses(2)	$607.0	$1,281.6	$762.8	$483.5	$321.8	$935.0	$4,391.7

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2010 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2011 included elsewhere in this report.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events, any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, such as the various losses from the U.S. storms in 2011, the earthquake and ensuing tsunami in Japan in 2011, floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010, Hurricanes Ike and Gustav in 2008 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our Operating Subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. In addition, the Company partially mitigates its exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities.

As at June 30, 2011, our fixed income portfolio had an approximate duration of 3.1 years excluding the impact of interest-rate swaps. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve

Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$6,160.3	$6,066.6	$5,972.8	$5,897.0	$5,785.2
Gain/(loss) $ in millions	188.0	94.0	—	(94.0)	(188.0)
Percentage of portfolio	3.1%	1.6%	—%	(1.6)%	(3.1)%

Equity risk.  We have invested in equity securities which had a fair market value of $178.1 million at June 30, 2011, equivalent to 2.4% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of June 30, 2011, approximately 80% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 7% were in British Pounds and approximately 13% were in other currencies. For the six months ended June 30, 2011, approximately 19.5% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2011.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2011, would have impacted reported net comprehensive income by approximately $30.9 million for the six months ended June 30, 2011.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations as changes in fair value of derivatives. As at June 30, 2011, we held five foreign currency contracts with a net loss for the six months of $0.3 million (2010 — two contracts with a gain of $1.2 million).

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at

June 30, 2011 and December 31, 2010, the average rating of fixed income securities in our investment portfolio was “AA+”. We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of A1 by Moody’s & A by S&P) and Credit Agricole Corporate and Investment Bank (senior unsecured rating of AA3 by Moody’s & long term issuer credit rating of AA- by S&P).

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

See Note 8 to the unaudited financial statements for the three months ended June 30, 2011 above.

The table below shows our reinsurance recoverables as of June 30, 2011 and December 31, 2010, and our reinsurers’ ratings.

	As at	As at
A.M. Best	June 30, 2011	December 31, 2010
	($ in millions)	($ in millions)

A++	$8.6	$7.5
A+	81.6	74.0
A	194.9	173.5
A-	18.3	15.7
F(1)	0.6	0.7
Fully collateralized	48.0	—
Not rated	7.3	8.5

Total	$359.3	$279.9

(1)	The A.M. Best rating of “F” denotes liquidation. We have not reduced the carrying value of the recoverable from this particular reinsurer as a trust account exists to replace the potentially insufficient reserves.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In common with the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of our business. Such legal proceedings can arise from our underwriting or general business activities. The latter would include commercial contractual disputes or employment matters. Our Operating Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Operating Subsidiaries. Generally, our insurance operations are subject to greater frequency and diversity of claims and claims related litigation than our reinsurance operations and, in some jurisdictions, may subject to direct actions by allegedly injured persons or entities seeking damages from policy holders.

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

In connection with the options held by the Names’ Trustee as described further in Note 12 to our financial statements, the Names’ Trustee may exercise the options on a monthly basis. The options were exercised on a cash and cashless basis at the exercise price as described in Note 12 to our unaudited condensed consolidated financial statements. As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries as described below.

		Number of Shares	Total
	Total	Issued for Options	Purchase
	Number of	Exercised on	Price for Cash
Date Issued	Shares Issued	Cash Basis	Exercises

April 15, 2011	41,184	11,801	$233,305
May 16, 2011	19,475	1,077	$21,755
June 15, 2011	11,801	6,477	$129,216

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

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee. On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee for a total consideration of $6.4 million. The transaction has not yet been completed.

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

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: August 8, 2011	By: /s/ Christopher O’Kane Christopher O’Kane Chief Executive Officer

Date: August 8, 2011	By: /s/ Richard Houghton Richard Houghton Chief Financial Officer