Form 10-Q
period 2011-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2011-11-07
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

141 Front Street Hamilton, Bermuda (Address of principal executive offices)	HM 19 (Zip Code)

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

As of October 31, 2011 there were 70,602,172 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2011 (Unaudited) and December 31, 2010
($ in millions, except share and per share amounts)

	As at	As at
	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,275.2 and $5,120.8)	$5,608.7	$5,360.4
Fixed income maturities, trading at fair value (amortized cost — $371.2 and $388.8)	384.1	406.2
Equity securities, available for sale at fair value (cost — $167.6 and $Nil)	163.8	—
Other investments, equity method	32.3	30.0
Short-term investments, available for sale at fair value (amortized cost — $290.6 and $286.1)	290.6	286.0
Short-term investments, trading at fair value (amortized cost — $5.3 and $3.7)	5.3	3.7

Total investments	6,484.8	6,086.3
Cash and cash equivalents	1,038.8	1,179.1
Reinsurance recoverables
Unpaid losses	357.7	279.9
Ceded unearned premiums	129.9	62.4
Receivables
Underwriting premiums	957.2	821.7
Other	69.3	67.9
Funds withheld	65.1	83.3
Deferred policy acquisition costs	207.1	166.8
Derivatives at fair value	5.8	6.8
Receivable for securities sold	0.5	0.2
Office properties and equipment	49.5	34.8
Income tax recoverable	2.5	—
Other assets	31.2	21.9
Intangible assets	20.3	21.0

Total assets	$9,419.7	$8,832.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2011 (Unaudited) and December 31, 2010
($ in millions, except share and per share amounts)

	As at	As at
	September 30,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,399.4	$3,820.5
Unearned premiums	1,014.5	859.0

Total insurance reserves	5,413.9	4,679.5
Payables
Reinsurance premiums	135.2	113.7
Deferred taxation	35.2	49.1
Current taxation	—	11.1
Accrued expenses and other payables	186.0	238.0

Total payables	356.4	411.9
Long-term debt	498.9	498.8

Total liabilities	$6,269.2	$5,590.2

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,595,201 shares of par value 0.15144558¢ each (December 31, 2010 — 70,508,013)	$0.1	$0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2010 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2010 — 5,327,500)	—	—
Non-controlling interest	0.3	0.5
Additional paid-in capital	1,381.8	1,388.3
Retained earnings	1,360.6	1,528.7
Accumulated other comprehensive income, net of taxes	407.7	324.3

Total shareholders’ equity	3,150.5	3,241.9

Total liabilities and shareholders’ equity	$9,419.7	$8,832.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Net earned premiums	$486.9	$451.7	$1,399.1	$1,399.2
Net investment income	57.3	58.1	171.4	175.0
Realized and unrealized investment gains	3.2	22.1	21.4	40.1
Change in fair value of derivatives	(30.0)	(3.7)	(55.7)	(7.8)
Other (expense)/income	(9.1)	1.8	(10.4)	6.6

Total Revenues	508.3	530.0	1,525.8	1,613.1

Expenses
Losses and loss adjustment expenses	306.2	285.8	1,161.5	941.3
Policy acquisition expenses	93.4	75.6	261.5	237.9
General, administrative and corporate expenses	71.0	65.0	202.0	180.1
Interest on long-term debt	7.7	3.9	23.1	11.7
Net realized and unrealized exchange losses/(gains)	5.8	(3.4)	10.3	(2.3)

Total Expenses	484.1	426.9	1,658.4	1,368.7

Income/(loss) from operations before income tax	24.2	103.1	(132.6)	244.4
Income tax (expense)/benefit	(2.0)	(10.3)	13.3	(24.4)

Net Income/(Loss)	$22.2	$92.8	$(119.3)	$220.0

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic(1)	70,699,343	76,722,965	70,681,993	77,133,210
Diluted(1)	73,299,874	80,363,740	70,681,993	80,782,187
Basic earnings/(loss) per ordinary share adjusted for preference share dividend	$0.23	$1.14	$(1.93)	$2.63

Diluted earnings/(loss) per ordinary share adjusted for preference share dividend	$0.23	$1.08	$(1.93)	$2.51

(1)	The basic and diluted number of ordinary shares for the nine months ended September 30, 2011 is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2011	2010

Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	0.5	—
Change for the period	(0.2)	0.6

End of period	0.3	0.6

Additional paid-in capital
Beginning of period	1,388.3	1,763.0
New ordinary shares issued	0.5	—
Ordinary shares repurchased and cancelled	(8.1)	(208.0)
Share-based compensation	1.1	6.5

End of period	1,381.8	1,561.5

Retained earnings
Beginning of period	1,528.7	1,285.0
Net (loss)/income for the period	(119.3)	220.0
Dividends on ordinary and preference shares	(48.9)	(52.1)
Proportion of net loss due to non-controlling interest	0.1	—

End of period	1,360.6	1,452.9

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments
Beginning of period	113.4	103.4
Change for the period	0.3	6.7

End of period	113.7	110.1

Loss on derivatives
Beginning of period	(1.0)	(1.2)
Reclassification to interest payable	0.2	0.2

End of period	(0.8)	(1.0)

Unrealized appreciation on investments
Beginning of period	211.9	155.1
Change for the period	82.9	161.4

End of period	294.8	316.5

Total accumulated other comprehensive income	407.7	425.6

Total shareholders’ equity	$3,150.5	$3,440.7

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income/(loss)	$22.2	$92.8	$(119.3)	$220.0

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains)/losses on investments included in net income/(loss)	(5.2)	(2.3)	(13.6)	(10.7)
Change in net unrealized gains and losses on investments	69.0	63.8	96.5	172.1
Amortization of loss on derivative contract	0.1	0.2	0.2	0.2
Change in foreign currency translation adjustment	(17.4)	3.6	0.3	6.7

Other comprehensive income/(loss)	46.5	65.3	83.4	168.3

Comprehensive income/(loss)	$68.7	$158.1	$(35.9)	$388.3

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows provided by operating activities:
Net (loss)/income	$(119.3)	$220.0
Income/(loss) due to non-controlling interest	0.1	(0.2)
Adjustments to reconcile net income to net cash flows from operating activities:	—
Depreciation and amortization	19.3	15.6
Net realized foreign exchange (gains) on available for sale investments	(0.1)	—
Share-based compensation expense	1.1	6.5
Net realized and unrealized (gains)	(19.1)	(38.7)
Other investment (gains)	(2.3)	(1.4)
Loss on derivative contracts	0.2	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	578.3	357.2
Unearned premiums	150.9	43.9
Reinsurance recoverables:
Unpaid losses	(77.0)	58.6
Ceded unearned premiums	(67.4)	58.6
Other receivables	(1.4)	—
Accrued investment income and other receivables	—	(1.3)
Deferred policy acquisition costs	(40.2)	(21.5)
Reinsurance premiums payables	21.0	30.0
Premiums receivable	(121.6)	(175.5)
Funds withheld	18.2	6.1
Deferred taxes	(21.1)	(16.9)
Income tax payable	(23.9)	2.3
Accrued expenses and other payables	(2.5)	(10.8)
Fair value of derivatives and settlement of liabilities under derivatives	0.3	(0.2)
Long-term debt	0.1	—
Other assets	(15.2)	(30.4)

Net cash provided by operating activities	$278.4	$502.1

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2011	2010

Cash flows (used in) investing activities:
(Purchases) of fixed income maturities	$(1,879.8)	$(1,883.2)
(Purchases) of equity securities	(185.7)	—
Proceeds from sales and maturities of fixed income maturities	1,754.2	1,709.3
Net sales/(purchases) of short-term investments	(7.4)	78.5
Net change in (payable)/receivable for securities (purchased)/sold	(40.7)	40.6
Payments for acquisitions net of cash acquired	—	(13.4)
Non-controlling interest introductory capital	—	0.8
Proceeds from sale of equity securities	12.6	—
(Purchase) of equipment	(21.6)	(12.9)

Net cash (used in) investing activities	(368.4)	(80.3)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.5	—
Ordinary shares repurchased	(8.1)	(208.0)
Dividends paid on ordinary shares	(31.8)	(35.0)
Dividends paid on preference shares	(17.1)	(17.1)

Net cash (used in) financing activities	(56.5)	(260.1)

Effect of exchange rate movements on cash and cash equivalents	6.2	4.2

(Decrease)/increase in cash and cash equivalents	(140.3)	165.9
Cash and cash equivalents at beginning of period	1,179.1	748.4

Cash and cash equivalents at end of period	$1,038.8	$914.3

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax	$4.8	$48.4
Cash paid during the period for interest on long-term debt	$22.7	$15.0

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

New Accounting Policies

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” and in September 2011 issued ASU 2011-08, “Intangibles — Goodwill for Impairment.” The Company will be required to qualitatively assess, on either an annual or interim basis, whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If an impairment is more likely than not, then the Company must follow a two-step impairment test.

Step 1 requires the reporting entities to identify any potential impairment, by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value is less than the carrying value and it is more likely than not that impairment exists, then the amount of the impairment will be assessed in the updated guidance in Step 2. If it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing Step 2 would not be required. Evaluating an impairment in Step 2 requires the evaluation of qualitative factors including the factors presented in existing guidance that trigger an interim impairment test of goodwill such as an adverse change in the business climate, unanticipated competition, or the expectation that a reporting unit will be sold or disposed. ASU 2010-28 is effective for annual reporting periods beginning after December 15, 2010 and ASU 2011-08 is effective for annual reporting periods beginning after December 15, 2011. The provisions of the new guidance do not have a material impact on the Company’s consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB’s Emerging Issues Task Force issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and IFRSs. This decision would require the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company’s valuation process. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011 with early adoption prohibited.

In 2010, the FASB’s Emerging Issues Task Force issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” which requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisitions costs. This decision would require us to expense the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. We have undertaken a review to quantify the impact of the change. The maximum impact would be if we were required to expense all of the deferred underwriting costs and would result in a $29.0 million increase in cumulative operating expenses with the charge being spread across the current and prior years. ASU 2010-26 is effective for annual reporting periods beginning after December 15, 2011 and we have not yet adopted this standard.

3.	Acquisitions

There were no acquisition-related transactions during the nine months ended September 30, 2011.

4.	Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in millions, except share and per share amounts)

Earnings
Basic:
Net income/(loss) as reported	$22.2	$92.8	$(119.3)	$220.0
Preference share dividends	(5.7)	(5.7)	(17.1)	(17.1)

Basic and diluted net income/(loss) available to ordinary shareholders	16.5	87.1	(136.4)	202.9

Ordinary shares:
Basic weighted average ordinary shares	70,699,343	76,722,965	70,681,993	77,133,210
Weighted average effect of dilutive securities(1)	2,600,531	3,640,775	—	3,648,977

Total diluted weighted average ordinary shares	73,299,874	80,363,740	70,681,993	80,782,187

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	($ in millions, except share and per share amounts)

Earnings/(loss) per ordinary share:
Basic	$0.23	$1.14	$(1.93)	$2.63

Diluted	$0.23	$1.08	$(1.93)	$2.51

(1)	The basic and diluted number of ordinary shares for the nine months ended September 30, 2011 is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

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

On June 29, 2011, an agreement was signed to repurchase 254,107 ordinary shares from the Names’ Trustee. The shares were repurchased on August 10, 2011 and subsequently cancelled.

Dividends.  On October 24, 2011, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	November 25, 2011	November 10, 2011
5.625% preference shares	$0.703125	January 1, 2012	December 15, 2011
7.401% preference shares	$0.462563	January 1, 2012	December 15, 2011

5.	Segment Reporting

The Company has two reporting business segments: Insurance and Reinsurance. In arriving at these reporting segments, we have considered similarities in economic characteristics, products, customers, distribution and the regulatory environment. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, policy acquisition expenses and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

Reinsurance Segment.  Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, risk solutions and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty).

Property Catastrophe Reinsurance:  Property catastrophe reinsurance is generally written on a treaty excess of loss basis where we provide protection to an insurer for an agreed portion of the total losses from a single event in excess of a specified loss amount. In the event of a loss, most contracts provide for coverage of a second occurrence following the payment of a premium to reinstate the coverage under the contract, which is referred to as a reinstatement premium. The coverage provided under excess of loss reinsurance contracts may be on a multi-perils worldwide basis or limited in scope to selected perils or geographical areas.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Other Property Reinsurance:  Other property reinsurance is written on a risk excess, pro rata or facultative basis and includes our risk solutions business. Risk excess of loss property treaty reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Our proportional treaty reinsurance product provides proportional coverage to the reinsured. We share original losses in the same proportion as our share of premium and policy amounts within contractual terms. Proportional contracts typically involve close client relationships including regular audits of the cedants’ data and are written for primary insurers in the U.S. and elsewhere. This line of business is not typically driven by natural perils. Our risk solutions business writes property insurance risks for a select group of U.S. program managers.

Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, pro rata and facultative basis and consists of U.S. treaty, international treaty and casualty facultative. The casualty treaty reinsurance business we write in the U.S. and internationally includes excess of loss and pro rata reinsurance contracts which are applied to portfolios of primary insurance policies. Our U.S. treaty business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability. Our excess of loss positions come most commonly from layered reinsurance structures with underlying ceding company retentions. We also write U.S. and international casualty facultative reinsurance.

Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and pro rata basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and other specialty lines. Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a political risks reinsurance portfolio. Our agricultural reinsurance business consists of European and Latin American agriculture reinsurance primarily written on a treaty basis covering crop and multi-peril business. Our specialty line of business is composed principally of reinsurance treaties covering interests similar to those underwritten in marine, energy, liability and aviation insurance, as well as contingency, terrorism, nuclear, personal accident and crop reinsurance. We also write satellite insurance and reinsurance.

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

•	U.K. Commercial Liability: The U.K. commercial liability team provides employers’ liability coverage and public liability coverage for insureds domiciled in the U.K. and Ireland.

•	Global Excess Casualty: The global excess casualty line writes large, sophisticated and risk-managed insureds worldwide and covers broad-based risks at high attachment points, including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market.

•	U.S. Casualty: The U.S. casualty account primarily consists of lines written within the general liability and umbrella liability insurance segments. Coverage on our general liability line is offered on those risks that are primarily miscellaneous, products liability, contractors (general contractors and artisans), real estate and retail risks, environmental and other general liability business.

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, U.S. inland marine, ocean risks and aviation, written on a primary, quota share and facultative basis.

•	M.E.C. Liability: The M.E.C. liability business includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides liability cover for companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. commercial construction sectors.

•	Energy Physical Damage: Energy physical damage provides insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector.

•	Marine Hull: The marine hull team insures physical damage for ships (including war and associated perils) and related marine assets.

•	Specie: The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car.

•	Aviation: The aviation team writes physical damage insurance on hulls and spares (including war and associated perils) and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers. We also provide aviation hull deductible cover.

•	Inland Marine and Ocean Risks: The inland marine and ocean cargo team writes business principally covering builders’ construction risk, contractors’ equipment, transportation and ocean cargo risks in addition to exhibition, fine arts and museums insurance.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2011 and 2010:

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$276.1	$219.5	$495.6
Net written premiums	270.5	192.1	462.6
Gross earned premiums	303.2	246.7	549.9
Net earned premiums	279.6	207.3	486.9
Underwriting Expenses
Losses and loss adjustment expenses	188.8	117.4	306.2
Policy acquisition expenses	51.8	41.6	93.4
General and administrative expenses	26.3	34.3	60.6

Underwriting income	12.7	14.0	26.7

Corporate expenses			(10.4)
Net investment income			57.3
Realized and unrealized investment gains			3.2
Change in fair value of derivatives			(30.0)
Interest on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(5.8)
Other expense			(9.1)

Net profit before tax			$24.2

Net reserves for loss and loss adjustment expenses	$2,713.3	$1,328.4	$4,041.7

Ratios
Loss ratio	67.5%	56.6%	62.9%
Policy acquisition expense ratio	18.5%	20.1%	19.2%
General and administrative expense ratio(1)	9.4%	16.5%	14.6%
Expense ratio	27.9%	36.6%	33.8%

Combined ratio	95.4%	93.2%	96.7%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$236.0	$179.8	$415.8
Net written premiums	229.6	147.4	377.0
Gross earned premiums	277.9	225.4	503.3
Net earned premiums	267.5	184.2	451.7
Underwriting Expenses
Losses and loss adjustment expenses	143.5	142.3	285.8
Policy acquisition expenses	43.9	31.7	75.6
General and administrative expenses	27.1	23.6	50.7

Underwriting income/(loss)	53.0	(13.4)	39.6

Corporate expenses			(14.3)
Net investment income			58.1
Realized and unrealized investment gains			22.1
Change in fair value of derivatives			(3.7)
Interest on long term debt			(3.9)
Net realized and unrealized foreign exchange gains			3.4
Other income			1.8

Net income before tax			$103.1

Net reserves for loss and loss adjustment expenses	$2,242.9	$1,165.5	$3,408.4

Ratios
Loss ratio	53.6%	77.3%	63.3%
Policy acquisition expense ratio	16.4%	17.2%	16.7%
General and administrative expense ratio(1)	10.1%	12.8%	14.4%
Expense ratio	26.5%	30.0%	31.1%

Combined ratio	80.1%	107.3%	94.4%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2011 and 2010:

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$1,001.2	$747.9	$1,749.1
Net written premiums	915.8	582.1	1,497.9
Gross earned premiums	878.7	704.8	1,583.5
Net earned premiums	819.6	579.5	1,399.1
Underwriting Expenses
Losses and loss adjustment expenses	805.2	356.3	1,161.5
Policy acquisition expenses	150.3	111.2	261.5
General and administrative expenses	77.2	92.7	169.9

Underwriting (loss)/income	(213.1)	19.3	(193.8)

Corporate expenses			(32.1)
Net investment income			171.4
Realized and unrealized investment gains			21.4
Change in fair value of derivatives			(55.7)
Interest on long term debt			(23.1)
Net realized and unrealized foreign exchange (losses)			(10.3)
Other expenses			(10.4)

Net (loss) before tax			$(132.6)

Net reserves for loss and loss adjustment expenses	$2,713.3	$1,328.4	$4,041.7

Ratios
Loss ratio	98.2%	61.5%	83.0%
Policy acquisition expense ratio	18.3%	19.2%	18.7%
General and administrative expense ratio(1)	9.4%	16.0%	14.4%
Expense ratio	27.7%	35.2%	33.1%

Combined ratio	125.9%	96.7%	116.1%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting Revenues
Gross written premiums	$1,009.4	$654.6	$1,664.0
Net written premiums	970.0	525.9	1,495.9
Gross earned premiums	882.5	661.4	1,543.9
Net earned premiums	849.7	549.5	1,339.2
Underwriting Expenses
Losses and loss adjustment expenses	546.7	394.6	941.3
Policy acquisition expenses	143.6	94.3	237.9
General and administrative expenses	79.5	65.9	145.4

Underwriting income/(loss)	79.9	(5.3)	74.6

Corporate expenses			(34.7)
Net investment income			175.0
Realized and unrealized investment gains			40.1
Change in fair value of derivatives			(7.8)
Interest on long term debt			(11.7)
Net realized and unrealized foreign exchange gains			2.3
Other income			6.6

Net income before tax			$244.4

Net reserves for loss and loss adjustment expenses	$2,242.9	$1,165.5	$3,408.4

Ratios
Loss ratio	64.3%	71.8%	67.3%
Policy acquisition expense ratio	16.9%	17.2%	17.0%
General and administrative expense ratio(1)	9.4%	12.0%	12.9%
Expense ratio	26.3%	29.2%	29.9%

Combined ratio	90.6%	101.0%	97.2%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Investments

Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale.  The following presents the cost, gross unrealized gains and losses, and estimated fair value of available for sale investments in fixed maturities, short-term investments and equities as at September 30, 2011 and December 31, 2010:

	As at September 30, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$830.8	$58.7	$(0.1)	$889.4
U.S. Agency	256.6	24.9	—	281.5
Municipal	34.2	2.3	—	36.5
Corporate	1,842.1	130.1	(3.9)	1,968.3
FDIC Guaranteed Corporate	93.0	0.6	—	93.6
Non-U.S. Government-backed Corporate	185.6	5.6	—	191.2
Foreign Government	653.3	27.9	—	681.2
Asset-backed	54.0	5.0	—	59.0
Non-agency Commercial Mortgage-backed	87.4	7.1	(0.1)	94.4
Agency Mortgage-backed	1,238.2	75.4	—	1,313.6

Total Fixed Maturities — Available for Sale	5,275.2	337.6	(4.1)	5,608.7
Total Short-term Investments — Available for Sale	290.6	—	—	290.6
Total Equity Securities — Available for Sale	167.6	6.9	(10.7)	163.8

Total	$5,733.4	$344.5	$(14.8)	$6,063.1

	As at December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$701.5	$25.5	$(1.6)	$725.4
U.S. Agency	278.7	23.6	—	302.3
Municipal	31.1	0.4	(0.8)	30.7
Corporate	1,861.2	113.6	(3.7)	1,971.1
FDIC Guaranteed Corporate	123.6	2.2	—	125.8
Non-U.S. Government-backed Corporate	223.6	5.2	—	228.8
Foreign Government	601.0	16.9	(1.0)	616.9
Asset-backed	54.0	4.8	—	58.8
Non-agency Commercial Mortgage-backed	119.7	8.4	—	128.1
Agency Mortgage-backed	1,126.4	48.7	(2.6)	1,172.5

Total Fixed Maturities — Available for Sale	5,120.8	249.3	(9.7)	5,360.4
Short-Term Investments — Available for Sale	286.1	—	(0.1)	286.0

Total	$5,406.9	$249.3	$(9.8)	$5,646.4

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table provides the contractual maturity distribution of our available for sale fixed income investments as at September 30, 2011 and December 31, 2010. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2011
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
	($ in millions)

Due one year or less	$627.3	$633.0	AA+
Due after one year through five years	2,064.5	2,174.2	AA
Due after five years through ten years	1,102.4	1,216.8	AA−
Due after ten years	101.4	117.7	AA−

Subtotal	3,895.6	4,141.7
Non-agency Commercial Mortgage-backed	87.4	94.4	AA+
Agency Mortgage-backed	1,238.2	1,313.6	AA+
Other Asset-backed	54.0	59.0	AAA

Total Fixed Income Maturities — Available for Sale	$5,275.2	$5,608.7

	As at December 31, 2010
			Average
	Amortized	Fair Market	Ratings by
	Cost or Cost	Value	Maturity
	($ in millions)

Due one year or less	$337.7	$343.8	AA+
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA−
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency Commercial Mortgage-backed	119.7	128.1	AA+
Agency Mortgage-backed	1,126.4	1,172.5	AAA
Other Asset-backed	54.0	58.8	AAA

Total Fixed Income Maturities — Available for Sale	$5,120.8	$5,360.4

Fixed Income Maturities — Trading.  The following tables present the cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at September 30, 2011 and December 31, 2010:

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	As at September 30, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$16.5	1.5	—	$18.0
U.S. Agency	1.5	0.2	—	1.7
Municipal	2.8	0.1	—	2.9
Corporate	335.4	15.2	(4.5)	346.1
Foreign Government	9.2	0.5	(0.1)	9.6
Asset Backed	5.8	—	—	5.8

Total Fixed Income Maturities — Trading	$371.2	$17.5	$(4.6)	$384.1

	As at December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$48.9	$0.1	$(0.7)	$48.3
U.S. Agency	0.5	—	—	0.5
Municipal	3.2	0.1	—	3.3
Corporate	322.4	18.4	(1.0)	339.8
Foreign Government	8.9	0.5	—	9.4
Asset Backed	4.9	—	—	4.9

Total Fixed Income Maturities — Trading	$388.8	$19.1	$(1.7)	$406.2

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. The trading portfolio was established in 2009.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Loss.  The following tables summarize as at September 30, 2011 and December 31, 2010, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio:

	As at September 30, 2011
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$49.2	$(0.1)	$—	$—	$49.2	$(0.1)	9
U.S. Agency	2.8	—	—	—	2.8	—	1
Foreign Government	21.9	—	—	—	21.9	—	10
Municipal	2.4	—	—	—	2.4	—	1
Corporate	195.5	(3.9)	—	—	195.5	(3.9)	113
Non-U.S. Government-backed Corporate	13.6	—	3.9	—	17.5	—	14
Asset-backed	2.1	—	—	—	2.1	—	4
Non-agency Commercial Mortgage-backed	5.1	—	1.8	(0.1)	6.9	(0.1)	4
FDIC Guaranteed Corporate	3.0	—	—	—	3.0	—	3
Agency Mortgage-backed	8.9	—	0.1	—	9.0	—	6

Total Fixed Income Maturities — Available for Sale	304.5	(4.0)	5.8	(0.1)	310.3	(4.1)	165
Total Short-term Investments — Available for Sale	11.4	—	—	—	11.4	—	9
Total Equity Securities — Available for Sale	81.0	(10.7)	—	—	81.0	(10.7)	37

Total	$396.9	$(14.7)	$5.8	$(0.1)	$402.7	$(14.8)	211

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

Other-than-temporary impairments (“OTTI”).  The Company recorded OTTI charges for the three and nine months ended September 30, 2011 of $Nil (2010 — $Nil) and $Nil (2010 — $0.3 million), respectively. The Company reviews its available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost/cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost/cost.

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

The Company has accounted for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and nine months ended September 30, 2011, our share of gains and losses increased the value of our investment by $2.3 million (2010 — $0.9 million increase) and $2.3 million (2010 — $1.4 million increase), respectively. The change in value has been recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations.

The tables below show our other investments for the nine months ended September 30, 2011 and twelve months ended December 31, 2010:

Nine Months Ended September 30, 2011
	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris Offshore Fund L.P.	$30.0	$2.3	$32.3	$—	$32.3

Twelve Months Ended December 31, 2010
	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

Investment Purchases and Sales.  The following table sets out an analysis of investment purchases, sales and maturities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	($ in millions)		($ in millions)

Purchase of fixed income maturities	$381.2	$776.7	$1,879.8	$1,883.2
Net purchases of equity securities	3.7	—	173.1	—
(Proceeds) from sales and maturities of fixed income maturities	(400.8)	(693.7)	(1,754.2)	(1,709.3)
Net change in (receivable)/payable for securities (sold)/purchased	(1.0)	(33.0)	40.7	(40.6)
Net (sales)/purchases of short-term investments	98.7	(19.3)	7.4	(78.5)

Net purchases for the period	$81.8	$30.7	$346.8	$54.8

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Investment Income.  The following is a summary of investment income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	($ in millions)		($ in millions)

Fixed income maturities — Available for sale	$51.0	$54.1	$154.0	$163.7
Fixed income maturities — Trading portfolio	4.2	4.5	12.8	13.3
Short-term investments — Available for sale	0.3	0.5	0.8	1.2
Short-term investments — Trading portfolio	—	—	0.1	—
Fixed term deposits (included in cash and cash equivalents)	2.0	0.7	4.4	2.0
Equity securities	1.7	—	4.9	—

Total	$59.2	$59.8	$177.0	$180.2
Investment expenses	(1.9)	(1.7)	(5.6)	(5.2)

Net investment income	$57.3	$58.1	$171.4	$175.0

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table summarizes the pre-tax realized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	($ in millions)		($ in millions)

Pre-tax realized and unrealized investment gains and losses included in income statement:
Available for sale short-term investments, fixed income maturities and equity securities:
Gross realized gains	$5.1	$8.5	$24.5	$21.1
Gross realized (losses)	(0.7)	(0.3)	(5.2)	(0.9)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	1.4	5.1	5.9	8.5
Gross realized (losses)	(0.1)	(0.6)	(1.6)	(1.7)
Net change in gross unrealized gains/(losses)	(4.8)	8.5	(4.5)	12.0
Impairments:
Total other-than-temporary impairments	—	—	—	(0.3)
Equity accounted investments:
Gross realized (losses)/gains in Cartesian Iris	2.3	0.9	2.3	1.4

Total pre-tax realized and unrealized investment gains and losses included in income statement:	$3.2	$22.1	$21.4	$40.1

Change in available for sale unrealized gains/(losses):
Fixed income maturities	81.8	68.2	94.0	175.9
Short-term investments	0.1	—	—	—
Equity securities	(10.2)	—	(3.8)	—

Total change in pre-tax available for sale unrealized gains/(losses)	71.7	68.2	90.2	175.9
Change in taxes	(7.9)	(6.7)	(7.3)	(14.5)

Total change in unrealized gains/(losses), net of taxes	$63.8	$61.5	$82.9	$161.4

7.	Fair Value Measurements

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables present our assets measured at fair value on a recurring basis within the fair value hierarchy at September 30, 2011 and December 31, 2010.

	As at September 30, 2011
	Level 1	Level 2	Level 3	Total
	($ in millions)

Fixed income maturities available for sale, at fair value
U.S. Government	$889.4	$—	$—	$889.4
U.S. Government Agency	—	281.5	—	281.5
Municipal	—	36.5	—	36.5
Foreign Government	545.3	135.9	—	681.2
Non-agency Commercial Mortgage-backed	—	94.4	—	94.4
Agency Mortgage-backed	—	1,313.6	—	1,313.6
Asset-backed	—	59.0	—	59.0
Corporate	—	1,968.3	—	1,968.3
FDIC Guaranteed Corporate	—	93.6	—	93.6
Bonds backed by Foreign Government	—	191.2	—	191.2

Total fixed income maturities available for sale, at fair value	1,434.7	4,174.0	—	5,608.7
Short-term investments available for sale, at fair value	258.0	32.6	—	290.6
Equity investments available for sale, at fair value	163.8	—	—	163.8
Fixed income maturities trading, at fair value
U.S. Government	18.0	—	—	18.0
U.S. Government Agency	—	1.7	—	1.7
Municipal	—	2.9	—	2.9
Foreign Government	4.1	5.5	—	9.6
Asset-backed	—	5.8	—	5.8
Corporate	—	346.1	—	346.1

Total fixed income maturities trading, at fair value	22.1	362.0	—	384.1
Short-term investments trading, at fair value	3.6	1.7	—	5.3
Derivatives at fair value	—	5.8	—	5.8

Total	$1,882.2	$4,576.1	$—	$6,458.3

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011.

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2011	$6.8	$—	$6.8
Total unrealized gains or (losses):
Included in comprehensive income	(4.0)	—	(4.0)
Included in earnings	4.8	—	4.8
Sales	(7.6)	—	(7.6)

Level 3 assets as of September 30, 2011	$—	$—	$—

There were no transactions during the three months ended September 30, 2011.

The following tables present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2010:

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	($ in millions)

Beginning Balance	$5.6	$9.2
Total realized losses/(gains) included in earnings	2.4	2.4
Settlements	(4.3)	(7.9)

Ending Balance	$3.7	$3.7

There were no transactions during the three and nine months ended September 30, 2011.

8.	Reinsurance

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

The largest concentrations of reinsurance recoverables as at September 30, 2011, were with Lloyd’s on Lloyd’s syndicates which are all rated A (Excellent) by A.M. Best and A+ (Strong) by S&P and with Munich Re which is rated A+ (Superior) by A.M. Best and AA− (Very Strong) by S&P, for their financial strength. Balances with Lloyd’s and Munich Re represented 28.4% and 12.7%, respectively, of reinsurance recoverables (December 31, 2010 — 33.2% and 13.2%).

9.	Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2011 and December 31, 2010:

		As at September 30, 2011			As at December 31, 2010
Derivatives Not Designated as Hedging		Notional	Fair		Notional
Instruments Under ASC 815	Balance Sheet Location	Amount	Value		Amount	Fair Value
		($ in millions)			($ in millions)

Interest-Rate Swaps	Derivatives at Fair Value	$1,000.0	$0.2	(1)	$500.0	$6.8
Forward Exchange Contracts	Derivatives at Fair Value	$178.4	$5.6		$—	$—

(1)	Net of $45.8 million of cash collateral provided to counterparties as security for our net liability position.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following tables provide the unrealized and realized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2011 and 2010:

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as Hedging		Three Months Ended
Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	September 30, 2011	September 30, 2010
		($ in millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$—	$(1.7)
Forward Exchange Contracts(1)	Change in Fair Value of Derivatives/ Net Foreign Exchange Gains and Losses	$6.1	$—
Interest-Rate Swaps	Change in Fair Value of Derivatives	$(36.1)	$(2.0)

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated as Hedging		Nine Months Ended
Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	September 30, 2011	September 30, 2010
		($ in millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$—	$(5.7)
Forward Exchange Contracts(1)	Change in Fair Value of Derivatives/ Net Foreign Exchange Gains and Losses	$5.8	$1.2
Interest-Rate Swaps	Change in Fair Value of Derivatives	$(61.5)	$(2.1)

(1)	The changes in fair value for forward exchange contracts for the three and nine months ended September 30, 2011 are included in changes in fair value of derivatives to be consistent with the treatment for other derivative contracts.

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

The contract was for five years and provided 90% cover for a named panel of reinsurers up to individual defined sub-limits. The contract did allow, subject to certain conditions, for substitution and replacement of panel members if the Company’s panel of reinsurers changes. Payments were made on a quarterly basis throughout the period of the contract based on the aggregate limit, which was set initially at $477.0 million but was subject to adjustment. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counterparties.

Foreign Exchange Contracts.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies but rather allows it to establish a rate of exchange for a future point in time. The increase in the number of contracts purchased in the first nine months of 2011 compared to the first nine months of 2010 is due to hedging against foreign currency losses from the earthquakes in New Zealand and Japan. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a net foreign exchange gain or loss in the Company’s statement of operations. As at

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

September 30, 2011, the Company had five forward contracts outstanding, resulting in a gain for the three and nine months of $6.1 million and $5.8 million respectively (2010 — no forward contracts outstanding).

Interest Rate Swaps.  As at September 30, 2011, the Company held a number of standard fixed for floating interest-rate swaps with a total notional amount of $1.0 billion that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and nine months ended September 30, 2011, there was a charge in respect of the interest-rate swaps of $36.1 million and $61.5 million, respectively (2010 — $2.0 million and $2.1 million) primarily due to falling interest rates and their impact on fixed income valuations and yields.

As at September 30, 2011, cash collateral with a fair value of $45.8 million has been transferred to the Company’s counterparties to support the current valuation of the interest rate swaps. At December 31, 2010, non-cash collateral with a fair value of $7.7 million was transferred by the Company’s counterparties. In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded.

Under the derivative accounting guidance, none of the derivatives described above meets the requirements for hedge accounting. Changes in the estimated fair value were included in the consolidated statement of operations.

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2011, and twelve months ended December 31, 2010:

	As at	As at
	September 30, 2011	December 31, 2010
	($ in millions)

Provision for losses and LAE at the start of the year	$3,820.5	$3,331.1
Less reinsurance recoverable	(279.9)	(321.5)

Net loss and LAE at the start of the year	3,540.6	3,009.6

Net loss and LAE expenses (disposed)	(23.4)	(35.5)

Provision for losses and LAE for claims incurred:
Current year	1,231.8	1,270.1
Prior years	(70.3)	(21.4)

Total incurred	1,161.5	1,248.7

Losses and LAE payments for claims incurred:
Current year	(104.5)	(116.5)
Prior years	(541.5)	(550.3)

Total paid	(646.0)	(666.8)

Foreign exchange losses/(gains)	9.0	(15.4)

Net losses and LAE reserves at period end	4,041.7	3,540.6
Plus reinsurance recoverable on unpaid losses at period end	357.7	279.9

Provision for losses and LAE at September 30, 2011 and December 31, 2010	$4,399.4	$3,820.5

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2011, there were reserve releases of $70.3 million compared to $8.8 million for the nine months ended September 30, 2010 in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Reserves for Losses and Loss Adjustment Expenses.” The $23.4 million net loss and LAE expenses disposed in the nine months ended September 30, 2011 (twelve months ended December 31, 2010 — $35.5 million) relates to the commutation of certain contracts in specialty reinsurance.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2011 and December 31, 2010:

	As at September 30, 2011		As at December 31, 2010
		$ in		$ in
	Number	Thousands	Number	Thousands

Authorized Share Capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital:
Issued ordinary shares of 0.15144558¢ per share	70,595,201	107	70,508,013	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		122		122

	As at September 30, 2011	As at December 31, 2010
	($ in millions)	($ in millions)

Additional paid-in capital	$1,381.8	$1,388.3

Ordinary Shares.  The following table summarizes transactions in the Company’s ordinary shares during the nine-month period ended September 30, 2011:

Number of
Shares

Shares in issue at December 31, 2010	70,508,013
Share transactions in the nine months ended September 30, 2011:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 12)	255,115
Shares issued to employees under the share incentive plan	654,812
Shares issued to non-employee directors	32,414
Ordinary share repurchases from shareholders	(855,153)

Shares in issue at September 30, 2011	70,595,201

Ordinary Share Repurchases.  On November 10, 2010, the Company entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of its ordinary shares. As of December 15,

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon completion of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under the contract.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee, as defined below. The shares were repurchased on March 10, 2011 and subsequently cancelled.

On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee, as defined below. The shares were repurchased on August 10, 2011 and subsequently cancelled.

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

Investor Options.  The investor options were issued on June 21, 2002 to Wellington Investment Holdings (Jersey) Limited (“Wellington Investment”) and members of Syndicate 2020 who were not corporate members of Syndicate 2020. The options conferred to the members of Syndicate 2020 are held for their benefit by Appleby Services (Bermuda) Ltd. (formerly Appleby Trust (Bermuda) Limited) (“Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire on June 21, 2012. During the three and nine months ended September 30, 2011, the Names’ Trustee exercised 13,154 and 758,932 options on a cash and cashless basis, respectively (2010 — 9,549 and 24,560 options).

Employee and Non-Executive Director Awards.  Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted in the three and nine months ended September 30, 2011 (2010 — Nil); no options were exercised during the three months ended September 30, 2011 (2010 — 199,758) and 9,208 options were exercised during the nine months ended September 30, 2011 (2010 — 721,569). Compensation costs credited against income in respect of employee options for the three and nine months ended September 30, 2011 were both $Nil (2010 — $Nil and $0.5 million).

Restricted share units (“RSU’s”) granted to employees vest equally over a two or three-year period. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and nine months ended September 30, 2011, the Company granted to employees 36,695 and 166,445 restricted share units, respectively (2010 — 45,134 and 153,589). In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 3, 2011 (with a grant date of February 9, 2011), the Board of Directors approved a total of 23,408 RSU’s for the non-employee directors (February 11, 2010 — 28,640) and 16,722 RSU’s to the Chairman (February 11, 2010 — 17,902). Compensation costs charged

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

against income in respect of restricted share units for the three and nine months ended September 30, 2011 were $0.7 million and $4.0 million, respectively (2010 — $1.0 million and $2.6 million).

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Performance shares vest over a three or four-year period with shares eligible for vesting dependent on the achievement of performance targets at the end of specified periods as established at the time of grant. Compensation costs charged against income in the three and nine months ended September 30, 2011 in respect of performance shares were both $Nil (2010 — $2.7 million and $5.0 million).

2011 Performance Shares.  On February 3 and 4, 2011, the Compensation Committee approved the grant of 853,223 performance shares with a grant date of February 9, 2011. Additional grants of 31,669 and 5,902 performance shares were made on March 21, 2011 and May 2, 2011, respectively (nine months ended September 30, 2010 — 730,653). The performance shares will be subject to a three-year vesting period with a separate annual Return on Equity (“ROE”) test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2012 and 2013 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average ROE over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than the average of the minimum vesting thresholds for such year and the preceding year, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 1,174 shares and 42,538 shares were issued during the three and nine months ended September 30, 2011, respectively (for the three and nine months ended September 30, 2010 — 1,582 shares). Compensation costs charged against income in the three and nine months ended September 30, 2011 in respect of the ESPP were $0.1 million and $0.4 million, respectively (2010 — $0.1 million and $0.5 million).

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

13.	Intangible Assets

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Trade	Insurance			Trade	Insurance
	Mark	Licenses	Other	Total	Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.5	$16.6	$2.4	$20.5	$1.6	$6.6	$3.3	$11.5
Additions	—	—	—	—	—	10.0	—	10.0
Amortization	—	—	(0.2)	(0.2)	—	—	(0.1)	(0.1)

End of the period	$1.5	$16.6	$2.2	$20.3	$1.6	$16.6	$3.2	$21.4

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Trade	Insurance			Trade	Insurance
	Mark	Licenses	Other	Total	Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.5	$16.6	$2.9	$21.0	$1.6	$6.6	$3.6	$11.8
Additions	—	—	—	—	—	10.0	—	10.0
Amortization	—	—	(0.7)	(0.7)	—	—	(0.4)	(0.4)

End of the period	$1.5	$16.6	$2.2	$20.3	$1.6	$16.6	$3.2	$21.4

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

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2011 and December 31, 2010:

	As at September 30, 2011	As at December 31, 2010
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,660.2	$1,895.7
Assets held in single-beneficiary trusts	334.7	58.2
Letter of credit issued under revolving credit facility	25.2	—
Secured letters of credit(1)	1,101.0	533.8

Total	$3,121.1	$2,487.7

Total as percent of cash and invested assets	41.5%	34.2%

(1)	As of September 30, 2011, the Company had securities and cash of $1,323.5 million and £19.4 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million. The Company had $898.4 million of outstanding collateralized letters of credit under this facility at September 30, 2011. Included in outstanding collateralized letters of credit is a letter of credit for $231.7 million provided to AUL as Funds at Lloyd’s and described below.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC (“Barclays”) dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $118.9 million of outstanding collateralized letters of credit under this facility at September 30, 2011.

On July 31, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three year $280.0 million revolving credit facility.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at September 30, 2011 amounted to $245.5 million (December 31, 2010 — $230.3 million).

Interest-rate Swaps.  As at September 30, 2011, cash collateral with a fair value of $45.8 million has been transferred to the Company’s counterparties to support the current valuation of the interest rate swaps. At December 31, 2010, non-cash collateral with a fair value of $7.7 million was transferred to the Company by its counterparties. In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of September 30, 2011 were:

						Later
	2011	2012	2013	2014	2015	Years	Total
	($ in millions)

Operating Lease Obligations	$2.7	$10.2	$9.5	$9.2	$8.7	$25.1	$65.4

(c)	Variable interest entities

The Company has no investments in variable interest entities other than Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P. as disclosed in Note 6.

15.	Subsequent Events

On or after October 12, 2011, significant floods began to take place in Bangkok, Thailand, which have caused substantial damage. The Company is currently assessing its potential claims relating to these events, but information is not sufficient to arrive at reasonable estimates at the date of filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2010, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

On October 14, 2011, we announced that Mario Vitale will be appointed as co-CEO of Aspen Insurance with effect from January 1, 2012 when John Cavoores steps down from the role. This appointment is in addition to Mr. Vitale’s current responsibility as President of Aspen US Insurance. In his new role, Mr. Vitale will work jointly with Rupert Villers, co-CEO of Aspen Insurance in developing Aspen’s insurance operations. Mr. Cavoores will remain a Director of Aspen.

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

Highlights of our results for the three months ended September 30, 2011 were:

•	Diluted book value per share(1) of $38.27, increased by 0.1% over the end of the third quarter of 2010 and by 2.2% from the end of the second quarter of 2011;

•	Combined ratio of 96.7%, or 85.6% excluding catastrophe losses, compared with a combined ratio of 94.4% or 89.8% excluding catastrophe losses for the third quarter of 2010;

•	Net income per diluted share of $0.23 for the quarter ended September 30, 2011 compared with $1.08 in the same quarter last year.

•	Annualized net income return on average equity(2) of 2.8% for the third quarter of 2011 and an annualized loss on equity of 7.5% for the nine months ended September 30, 2011.

•	Gross written premium of $495.6 million for the third quarter of 2011, including $26.6 million of positive prior premium adjustments mainly in the reinsurance segment, an increase of 19.2% from the third quarter of 2010.

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

Shareholders’ equity and ordinary shares in issue as at September 30, 2011 and September 30, 2010 were:

	As at	As at
	September 30, 2011	September 30, 2010
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,150.5	$3,440.7
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders	$2,796.9	$3,087.1

Ordinary shares	70,595,201	76,642,007
Diluted ordinary shares	73,078,704	80,808,977

The following overview of our results for the three months ended September 30, 2011 and 2010 and of our financial condition at September 30, 2011, is intended to identify important trends and should be read in conjunction with the more detailed discussion further below.

Gross written premiums.  Total gross written premiums increased by 19.2% in the third quarter of 2011 when compared to 2010 with significant increases in both segments. Gross written premiums in the insurance segment have increased by 22.1% to $219.5 million when compared to the third quarter of 2010 with the increase largely due to increased demand in our kidnap and ransom business which forms part of our financial and professional lines insurance and to the continued development of our U.S. professional lines business. In the reinsurance segment, gross written premiums have increased by 17.0% to $276.1 million when compared to the third quarter of 2010, due to modest increases in our property lines reflecting a more positive environment in catastrophe-exposed business, continued growth in some of our specialty lines and positive prior year premiums adjustments in casualty. The table below shows our gross written premiums for each segment for the three months ended September 30, 2011 and 2010, and the percentage change in gross written premiums for each segment:

	For the Three Months		For the Three Months
Business Segment	Ended September 30, 2011		Ended September 30, 2010
	($ in millions)	% increase	($ in millions)

Reinsurance	$276.1	17.0%	$236.0
Insurance	219.5	22.1	179.8

Total	$495.6	19.2%	$415.8

Reinsurance ceded.  Total reinsurance ceded for the quarter of $33.0 million has decreased by $5.8 million from the third quarter of 2010. The reinsurance segment is in line with the comparable quarter of 2010 while reinsurance costs reduced for the insurance segment as we purchased cover for our insurance segment earlier in the year.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2011 and 2010 were as follows:

	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2011	Ended September 30, 2010

Reinsurance	67.5%	53.6%
Insurance	56.6	77.3

Total Loss Ratio	62.9%	63.3%

The loss ratio for the quarter of 62.9% has decreased by 0.4 percentage points compared to the third quarter of 2010. The decrease is primarily due to a $21.8 million increase in prior year releases offset by increased catastrophe losses in the period. Reserve releases in our reinsurance segment increased from $3.3 million in the third quarter of 2010 to $11.7 million in the current period following favorable development in property reinsurance lines. The insurance segment had $3.9 million reserve releases this quarter compared to $9.5 million reserve strengthening in the third quarter of 2010. The reserve releases were mainly attributable to the property and marine, energy and transportation lines and were partially offset by strengthening reserves in the financial and professional lines.

We have also presented accident year loss ratios excluding the impact from prior year reserve adjustments and catastrophe losses to assist in the analysis of the underlying performance of our segments. We have defined catastrophe losses as: losses associated with Hurricane Irene and other natural catastrophes which occurred in the third quarter of 2011 and movements in loss estimates associated with the first half of the year 2011 catastrophe events (i.e., Australian floods, New Zealand and Japanese earthquakes, and the U.S. tornadoes) recognized in the third quarter of 2011. Catastrophe losses in the comparative period represent third quarter 2010 movements in losses associated with the Chilean earthquake, which occurred in the first quarter of 2010 and the New Zealand earthquake which occurred in the third quarter of 2010. Our pre-tax estimate of losses, net of reinstatement premiums, for the third quarter for U.S. storms and third quarter movements in loss estimates is $53.7 million.

The underlying changes in accident year loss ratios by segment are also shown in the table below. The total loss ratio represents the calendar year GAAP loss ratio. The prior year adjustment in the table below reflects prior-year reserve movement and premium adjustments. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
For the Three Months Ended	Total Loss	Prior Year	Accident Year	Current Year	Current Year
September 30, 2011	Ratio	Adjustments	Loss Ratio	Adjustments	Adjustments

Reinsurance	67.5%	8.7%	76.2%	(18.2)%	58.0%
Insurance	56.6	4.5	61.1	(1.9)	59.2
Total	62.9%	6.9%	69.8%	(11.2)%	58.6%

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
For the Three Months Ended	Total Loss	Prior Year	Accident Year	Current Year	Current Year
September 30, 2010	Ratio	Adjustments	Loss Ratio	Adjustments	Adjustments

Reinsurance	53.6%	2.7%	56.3%	(7.7)%	48.6%
Insurance	77.3	(4.1)	73.2	—	73.2
Total	63.3%	—	63.3%	(4.6)%	58.7%

Reserve releases.  The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended September 30, 2011, we recorded reserve releases for prior years (2010 — strengthening). The amounts of these changes and their effect on the loss ratio in each period are shown in the following table:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2011	September 30, 2010
	($ in millions)

Reserve releases/(strengthening)	$15.6	$(6.2)
(Reduction)/increase in the loss ratio (as percentage of net premiums earned)	(3.2)%	1.4%

The $21.8 million variance is mainly due to a $3.9 million insurance reserve release in the third quarter of 2011 compared to a $9.5 million strengthening in the third quarter of 2010, which had adverse loss experience in both our financial and professional and casualty lines. In the current quarter, we recognized releases from our property and marine, energy and transportation business lines. The reinsurance segment had reserve releases of $11.7 million, an increase of $8.4 million from the third quarter of 2010, following favorable development in property reinsurance lines. Further information relating to the movement of prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2011 and 2010:

	For the Three Months	For the Three Months
	Ended September 30, 2011	Ended September 30, 2010

Policy acquisition expenses	19.2%	16.7%
General, administrative and corporate expenses	14.6	14.4

Expense ratio	33.8%	31.1%

The policy acquisition expense ratio of 19.2% for the quarter has increased from 16.7% in the third quarter of 2010. The increase is due to a combination of higher ceded reinsurance costs and a change in the mix of business written where we have written a greater proportion of business which incurs a higher average commission rate.

General, administrative and corporate expenses have increased from 14.4% to 14.6% or by $6.0 million for the quarter. The increase in the general, administrative and corporate expense ratio is minimal, while the increase in costs overall is due to our investment in infrastructure and capabilities to support our expansion in the U.K., U.S. and Switzerland.

Net investment income.  Net investment income for the quarter of $57.3 million has reduced by 1.4% compared to the $58.1 million in the third quarter of 2010 due to the lower portfolio book yield partly compensating for the increase in cash and invested assets from $7.2 billion to $7.5 billion.

Change in fair value of derivatives.  In the three months ended September 30, 2011, we recorded a loss of $36.1 million (2010 — $2.0 million) for the interest-rate swaps due to falling interest rates and their impact on fixed income valuations and yields. We also hold five foreign currency contracts with a combined impact on net income for the three months ended September 30, 2011 of a gain of $6.1 million (2010 — $Nil).

We cancelled our credit insurance contract as of November 28, 2010. In the three months ended September 30, 2010, we recorded a reduction of $1.7 million in the estimated fair value of the credit insurance contract. Further information on these contracts can be found in Note 9 to the financial statements.

Other revenues and expenses.  Other revenues and expenses in the three months ended September 30, 2011 included $5.8 million of foreign currency exchange losses (2010 — $3.4 million gain) and $3.2 million of realized and unrealized investments gains (2010 — $22.1 million). Realized and unrealized gains included $5.9 million (2010 — $8.2 million) of net realized gains from the fixed income maturities available for sale portfolio, $1.3 million (2010 — $4.5 million) of net realized gains from our fixed income maturities trading portfolio, $4.8 million net unrealized losses (2010 — $8.5 million gain) from our fixed income maturities trading portfolio, $1.5 million of net realized losses from our equity investments (2010 — $Nil) and $2.3 million (2010 — $0.9 million) representing our share of earnings from our investment in Cartesian Iris. We have also recognized $8.7 million (2010 — income of $2.4 million) of other expenses for the three months ended September 30, 2011 which is primarily due to losses associated with funds withheld contracts. We had no other-than-temporary impairment charges on our investments in the current or the prior comparative period.

Taxes.  The estimated effective rate of tax for the quarter is an 8.3% charge (2010 — 10.0% charge). The effective tax rate for the year is subject to revision in future periods if circumstances change and in particular, depending on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where corporate tax rate was reduced from 28% to 26% effective April 1, 2011) and the U.S. (where the corporate tax rate is 35%).

Dividends.  The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter. Dividends paid on our preference shares in the three months ended September 30, 2011 were $5.7 million (2010 — $5.7 million).

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $45.9 million to $3,150.5 million for the three months ended September 30, 2011. The most significant movements were:

•	net unrealized gains on investments, net of taxes, of $63.8 million;

•	a $5.6 million increase in retained earnings for the period, after deducting ordinary dividends of $10.6 million, preference share dividends of $5.7 million, and a net loss due to non-controlling interest of $0.3 million; and

•	net unrealized losses on foreign exchange translation of $17.4 million. The net unrealized foreign exchange losses are due to the revaluation of functional currencies which have weakened against the U.S. dollar.

As at September 30, 2011, total ordinary shareholders’ equity was $2,796.9 million compared to $2,888.3 million at December 31, 2010. The reduction in total ordinary shareholders’ equity is largely attributable to a net loss after tax of $119.3 million (2010 — net profit of $220.0 million) for the nine months ended September 30, 2011. The remainder of our total shareholders’ equity, as at September 30, 2011, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2010 — $353.6 million).

The amount outstanding under our senior notes, less amortization of expenses, of $498.9 million (December 31, 2010 — $498.8 million) was the only material debt that we had outstanding as of September 30, 2011 and December 31, 2010.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2011, this ratio was 13.7% (December 31, 2010 — 13.3%).

Our preference shares are classified on our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.4% as of September 30, 2011 (December 31, 2010 — 22.8%)

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Operating Subsidiaries. As at September 30, 2011, Aspen Holdings held $80.6 million (December 31, 2010 — $354.0 million) in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide liquidity.

As at September 30, 2011, the Operating Subsidiaries held $918.6 million (December 31, 2010 — $814.3 million) in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2011 and for the foreseeable future.

As of September 30, 2011, we had in issue $1,101.0 million in letters of credit to cedants, for which the Company had funds on deposit of $1,353.7 million as collateral for the secured letters of credit. Further information relating to letters of credit is found below under “Liquidity.”

Outlook and Trends

Reinsurance.  In our property lines, premium increased by 12% quarter on quarter as we benefited from positive pricing momentum in certain catastrophe-exposed property classes. In addition, some delayed earthquake renewals from Japan were written in the third quarter which had a positive pricing impact. In specialty reinsurance, we reported premium growth of 25% which reflected growth in our credit and surety account where pricing has generally been favorable and from our non-U.S. crop account, which we established in 2010. The rating environment in our specialty reinsurance lines has remained broadly stable overall. In our casualty lines, written premiums were relatively flat in the quarter though premiums have decreased more significantly for the first nine months of 2011 as we continue to manage downwards our account at this stage in the cycle. The rate environment remains challenging in casualty reinsurance though we were able to achieve a small increase in our international lines and limit the rate reduction in our U.S. casualty reinsurance accounts by approximately 1% on average.

Insurance.  Our marine, energy and construction liability account achieved average rate increases of approximately 17% year to date following a series of industry losses over the past year. Property rates in the U.K. remain soft while in U.S. property, we saw some rate increases for wind exposures as we went through the hurricane season. However, pricing remained flat for all other catastrophe and non-catastrophe U.S. property business. Within financial and professional lines, market conditions were quite varied and this line of business renewed at flat rates on average this year. We have, however, seen some rate improvement in the kidnap and ransom business.

In the U.K. employers’ and public liability market, conditions continue to be challenging, with rates having decreased by an average of 5% this year. Conditions remain challenging though they have stabilized in our global excess casualty account.

Investments.  We believe the downside risk in our investment portfolio over the next twelve months is most likely to arise from widening spreads on corporate bonds and weak equity markets. In respect of the Eurozone crisis, we have a modest amount of Eurozone investment exposures, mainly $291 million at book value as at September 30, 2011. We are, of course, concerned by the potential contagion risks posed by the Eurozone crisis to bonds issued by financial institutions not just in Europe, but globally. At quarter end, our total worldwide holdings in financial institutions amounted to $823.9 million, or 12.7% of our invested assets. This excludes government-guaranteed holdings. In particular, we have been reducing our exposure to the debt securities of Eurozone banks and these stand at less than 1% of invested assets as at September 30, 2011, all of which are to banks in Germany, France, The Netherlands and Belgium. As at September 30, 2011 we also had $46 million of exposure to German, French and Finnish government bonds and we did not hold the sovereign bonds of any other Eurozone country.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2011 and 2010 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Third Quarter” below.

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

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2011 and 2010. The contributions of each segment to gross written premiums in the three months ended September 30, 2011 and 2010 were as follows:

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2011	Ended September 30, 2010
	% of total gross written premiums

Reinsurance	55.7%	56.8%
Insurance	44.3	43.2

Total	100.0%	100.0%

	Gross Written Premiums
	For the Three Months	For the Three Months
Business Segment	Ended September 30, 2011	Ended September 30, 2010
	($ in millions)

Reinsurance	$276.1	$236.0
Insurance	219.5	179.8

Total	$495.6	$415.8

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

Gross written premiums.  Gross written premiums in our reinsurance segment increased by 17.0% compared to the three months ended September 30, 2010. The increase in gross written premiums has arisen mainly from specialty reinsurance business, where we recognized loss-related additional premiums and growth in our non-U.S. crop and credit and surety business lines. The increase in other property is due to a large proportional treaty renewing at higher rates than in the prior period as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments of $16.6 million.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2011 and 2010, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2011		Ended September 30, 2010
	($ in millions)	% increase	($ in millions)

Property catastrophe reinsurance	$53.5	4.3%	$51.3
Other property reinsurance	78.6	18.6	66.3
Casualty reinsurance	83.4	19.1	70.0
Specialty reinsurance	60.6	25.2	48.4

Total	$276.1	17.0%	$236.0

Losses and loss adjustment expenses.  The net loss ratio for the three months ended September 30, 2011 was 67.5% compared to 53.6% in the equivalent period in 2010. The increase in the loss ratio is partly attributable to an increase in catastrophe losses to $51.8 million while the comparable period of 2010 experienced losses of $20.4 million from the New Zealand earthquake. The third quarter of 2011 was also adversely affected by a satellite loss and an individual fire loss that resulted in higher current year loss ratios compared with the third quarter for 2010. The increase was partly mitigated by an $8.4 million increase in prior year reserve releases from $3.3 million in the third quarter of 2010 to $11.7 million in the current period following favorable development in the property reinsurance lines. The net loss ratio in the period was also impacted by 2.8 percentage points reflecting the $13.2 million increase in ceded earned premium as we purchased additional reinsurance in the year.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.  Policy acquisition expenses were $51.8 million for the three months ended September 30, 2011 equivalent to 18.5% of net premiums earned (2010 — $43.9 million or 16.4% of net premiums earned). The increase in the acquisition expense ratio is due to the purchase of additional reinsurance ahead of the hurricane season reducing our net earned premium as well as a change in the mix of business written where we have written more credit and surety, property proportional treaty, non-U.S. crop and risk solutions business, which have higher average commission rates. General and administrative expenses were broadly in line with the expenses from the third quarter of 2010.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of the financial statements for descriptions of the lines of business within this segment.

Gross written premiums.  Overall premiums have increased by 22.1% to $219.5 million for the quarter from $179.8 million in the equivalent period in 2010. The increase in gross written premium is mainly attributable to the financial and professional lines where we have seen additional demand, in particular for our kidnap and ransom products and to the continued development of our U.S. professional lines business. Increases in our marine, energy and transportation insurance were mainly due to increased premiums in our marine, energy and construction liability account which achieved significant rate increases following a series of industry losses in the past year. Property premium has increased due to some new U.S. program business. The increase in our casualty lines were in our global excess casualty account.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Three Months		For the Three Months
Lines of Business	Ended September 30, 2011		Ended September 30, 2010
	($ in millions)	% increase	($ in millions)

Property insurance	$42.5	14.9%	$37.0
Casualty insurance	38.1	15.1	33.1
Marine, energy and transportation insurance	70.5	0.6	70.1
Financial and professional lines insurance	68.4	72.7	39.6

Total	$219.5	22.1%	$179.8

Losses and loss adjustment expenses.  The loss ratio for the quarter was 56.6% compared to 77.3% for the three months ended September 30, 2010. The reduction in the loss ratio for the quarter is mainly due to the change in the prior year reserve releases from a $9.5 million reserve strengthening in the third quarter of 2010 to a $3.9 million prior year reserve release in the current quarter. Another factor behind the reduction in the loss ratio is the change in the mix of business where we have written more political risk and kidnap and ransom business which has had a lower average loss ratio and less casualty business which has historically experienced higher claims activity.

The release in the current quarter was due primarily to our property and marine, energy and transportation business lines following favorable loss development, but was partly offset by deterioration in financial and professional lines where we have higher than expected claims from the U.K. professional indemnity account that had exposure to the financial crisis.

Policy acquisition, general and administrative expenses.  Policy acquisition expenses of $41.6 million for the three months ended September 30, 2011 equivalent to 20.1% of net premiums earned (2010 — $31.7 million or 17.2% of net earned premium) were $9.9 million higher than those in the third quarter of 2010. This was partly due to the increase in premiums earned but also attributable to a change in our business mix, towards our successful kidnap and ransom business, which has a higher acquisition expense ratio. The increase of $10.7 million in our general and administrative expenses is mainly associated with the continued build out of our U.S. operations.

Total Income Statement — Third Quarter

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums increased by 19.2% to $495.6 million in the third quarter of 2011 when compared to 2010. The principal drivers behind the increase in gross written premium in each segment have been discussed above.

Reinsurance ceded.  Total reinsurance ceded for the quarter of $33.0 million has decreased by $5.8 million from the third quarter of 2010. The reinsurance segment is in line with the comparable quarter of 2010 while ceded reinsurance premiums have reduced for the insurance segment as we purchased cover for our insurance segment earlier in the year in 2011.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the third quarter of 2011 increased 9.3% from the third quarter of 2010 with both segments seeing similar increases. The reinsurance segment’s increase of 9.1% is due to writing more specialty business in the first nine months of 2011, in particular credit and surety and non-U.S. crop and also due to some favorable prior year premiums adjustments in casualty. Gross premiums earned in the third quarter of 2011 in the insurance segment is 9.4% higher than the third quarter of 2010 due to the increase in financial and political risk premium and in particular the kidnap and ransom business.

Net premiums earned.  Net premiums earned have increased by $35.2 million or 7.8% in the third quarter of 2011 compared to 2010 which is consistent with the increase in gross premiums earned in the third quarter.

Losses and loss adjustment expenses.  The loss ratio for the quarter of 62.9% has decreased by 0.4 percentage points compared to the third quarter of 2010. There were $15.6 million of prior year reserve releases in the current quarter compared with $6.2 million of reserve strengthening in the third quarter of 2010 The increase in reserve releases compensated for the increase in catastrophe losses in the quarter. Reserve releases in our reinsurance segment increased from $3.3 million in the third quarter of 2010 to $11.7 million in the current period following a favorable development in the property reinsurance lines. The insurance segment had a $3.9 million reserve release this quarter compared to a $9.5 million reserve strengthening in the third quarter of 2010.

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for the three months ended September 30, 2011 and 2010. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Three Months	For the Three Months
	Ended September 30, 2011	Ended September 30, 2010

Policy acquisition expense ratio	17.0%	15.0%
General, administrative and corporate expense ratio	12.9	12.9

Gross expense ratio	29.9	27.9
Effect of reinsurance	3.9	3.2

Total net expense ratio	33.8%	31.1%

Changes in the acquisition and general and administrative ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the three months ended September 30, 2011 and 2010 are shown in the following table:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.1%	16.9%	17.0%	15.8%	14.1%	15.0%
General and administrative expense ratio(1)	8.7	13.9	12.9	9.8	10.5	12.9

Gross expense ratio	25.8	30.8	29.9	25.6	24.6	27.9
Effect of reinsurance	2.1	5.8	3.9	0.9	5.4	3.2

Total net expense ratio	27.9%	36.6%	33.8%	26.5%	30.0%	31.1%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 19.2% for the quarter from 14.6% in the third quarter of 2010. The increase is due to a change in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates, such as credit and surety, property proportional treaty, non-U.S. crop and risk solutions business in the reinsurance segment and kidnap and ransom in the insurance segment.

The general, administrative and corporate expense ratio, as a percentage of gross earned premium, is unchanged at 12.9% with general, administrative and corporate expenses increasing to $71.0 million for the quarter compared with $65.0 million in the third quarter of 2010. The increase in general, administrative and corporate expenses is due to building out our U.S. insurance capacity, a U.K. regional platform and establishing a presence in the Swiss market to write insurance.

Total general, administrative and corporate expenses for the three months ended September 30, 2011 include $10.4 million (2010 — $14.3 million) of corporate expenses which are not allocated to our underwriting segments. We consider corporate expenses to be certain holding company costs necessary to support our worldwide insurance and reinsurance operations, share-based compensation expenses allocated to group functions and costs associated with operating as a publicly traded company.

Net investment income.  Net investment income for the quarter of $57.3 million has reduced by 1.4% compared to the $58.1 million in the third quarter of 2010 due to a lower portfolio book yield mitigated by for the increase in cash and invested assets from $7.2 billion to $7.5 billion.

Change in fair value of derivatives.  In the three months ended September 30, 2011, we recorded a loss of $36.1 million (2010 — $2.0 million) for interest rate swaps due to falling interest rates and their impact on fixed income valuations and yields. We also hold five foreign currency contracts which had a gain of $6.1 million for the three months ended September 30, 2011 (2010 — $Nil).

We cancelled our credit insurance contract as of November 28, 2010. In the three months ended September 30, 2010, we recorded a reduction of $1.7 million in the estimated fair value of the credit insurance contract. Further information on these contracts can be found in Note 9 to the financial statements.

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

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For the realized investments losses in the third quarter of 2011, an impairment charge was not required as a result of the review of other-than-temporary impairments (2010 — $Nil).

Income before tax.  In the third quarter of 2011, profit before tax was $24.2 million, comprised of $16.3 million of underwriting income, $57.3 million in net investment income, $30.0 million of losses from a change in fair value of derivatives, $2.6 million of net realized and unrealized investment and foreign exchange losses, $7.7 million of interest expense and $9.1 million of other expenses. In the third quarter of 2010, income before tax was $103.1 million which comprised $25.5 million of underwriting income, $58.1 million in net investment income, $3.7 million of losses from a change in fair value of derivatives, $25.5 million of net foreign exchange and investment gains, $3.9 million of interest expense and $1.8 million of other income.

Income tax charge.  Income tax charge for the three months ended September 30, 2011 was $2.0 million. Our effective consolidated tax rate for the three months ended September 30, 2011 was 8.3% (2010 — 10.0%). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2011. As discussed in the “Overview” section above, the effective tax rate for the year may be subject to revision.

Net income after tax.  Net income after tax for the three months ended September 30, 2011 was $22.2 million, equivalent to a $0.23 basic earnings per ordinary share adjusted for the $5.7 million preference share dividends and fully diluted earnings per ordinary share of $0.23 during the three months ended September 30, 2011. The net income for the three months ended September 30, 2010 was $92.8 million equivalent to basic earnings per ordinary share of $1.14 adjusted for the $5.7 million preference share dividend and fully diluted earnings per share of $1.08.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2011 and 2010 starting with a discussion of segmental results and then summarizing our consolidated results under “Total Income Statement — Nine Months Ended September 30, 2011” below.

Underwriting Results by Operating Segments

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2011 and 2010. The contributions of each segment to gross written premiums in the nine months ended September 30, 2011 and 2010 were as follows:

	Gross Written Premiums
	For the Nine Months	For the Nine Months
Business Segment	Ended September 30, 2011	Ended September 30, 2010
	% of total gross written premiums

Reinsurance	57.2%	60.7%
Insurance	42.8	39.3

Total	100.0%	100.0%

	Gross Written Premiums
	For the Nine Months	For the Nine Months
Business Segment	Ended September 30, 2011	Ended September 30, 2010
	($ in millions)

Reinsurance	$1,001.2	$1,009.4
Insurance	747.9	654.6

Total	$1,749.1	$1,664.0

Reinsurance

Gross written premiums.  Gross written premiums in our reinsurance segment of $1,001.2 million are broadly in line with the $1,009.4 million for the nine months ended September 30, 2010. Increasing written premium in specialty reinsurance comes from our growing new lines of credit and surety and our non-U.S. crop business. Property catastrophe has written more premium due to the impact of reinstatement premiums and some favorable pricing following the natural catastrophes occurring in the first half of 2011. The increases are offset by reductions in casualty reinsurance where we are seeing challenging market conditions and prices that do not meet our profitability requirements.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2011 and 2010, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2010		Ended September 30, 2011
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property catastrophe reinsurance	$297.5	3.0%	$288.7
Other property reinsurance	214.3	(2.9)	220.7
Casualty reinsurance	266.6	(9.9)	296.0
Specialty reinsurance	222.8	9.2	204.0

Total	$1,001.2	(0.8)%	$1,009.4

Losses and loss adjustment expenses.  The net loss ratio for the nine months ended September 30, 2011 was 98.2% compared to 64.3% in the equivalent period in 2010. The increase in the loss ratio is attributable to a number of catastrophe losses in the period with $26.2 million from the Australian floods, $78.2 million from the New Zealand earthquake and $207.1 million from the Japanese earthquake and tsunami which occurred in the first quarter of 2011 plus $85.6 million from the U.S. storms in the second quarter, $5.0 million from Hurricane Irene and $14.0 million from other natural catastrophes in the third quarter (U.S., Scandinavian and Asian weather-related events). All losses are net of reinsurance recoveries but before reinstatement premiums and tax. The increase in losses has been partly mitigated by a $28.3 million increase in prior year reserve releases to $57.8 million compared to $29.5 million in the nine months ended September 30, 2010. The nine months ended September 30, 2010 experienced gross losses of $145.7 million relating to the earthquakes in Chile and New Zealand.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.  Policy acquisition expenses were $150.3 million for the nine months ended September 30, 2011 equivalent to 18.3% of net premiums earned (2010 — $143.6 million or 16.9% of net premiums earned). The increase in the ratio is due to our purchase of additional reinsurance reducing our net earned premium as well as a change in the mix of business where we have written less international casualty and risk excess property business which have low average commission rates and more specialty reinsurance and property proportional treaty business which have higher average commission rates. A reduction in general and administrative expenses of $2.3 million from the nine months ended September 30, 2010 is attributable mainly to lower performance-related accruals following the high loss activity for the first nine months of 2011.

Insurance

Gross written premiums.  Overall premiums have increased by 14.3% to $747.9 million for the nine months ended September 30, 2011 from $654.6 million in the equivalent period in 2010. The increase in gross written premium is mainly attributable to the financial and professional lines where we have seen additional demand, in particular for our kidnap and ransom products which form part of our financial and political risk business and to the continued development of our U.S. professional lines business. Gross written premiums in our casualty insurance lines have reduced when compared with the nine months ended September 30, 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Nine Months		For the Nine Months
Lines of Business	Ended September 30, 2011		Ended September 30, 2010
	($ in millions)	% increase/	($ in millions)
		(decrease)

Property insurance	$154.7	8.2%	$143.0
Casualty insurance	90.6	(14.1)	105.5
Marine, energy and transportation insurance	324.6	8.6	298.8
Financial and professional lines insurance	178.0	65.9	107.3

Total	$747.9	14.3%	$654.6

Losses and loss adjustment expenses.  The loss ratio for the nine months ended September 30, 2011 was 61.5% compared to 71.8% for the nine months ended September 30, 2010. The decrease in the loss ratio is attributable to a $12.5 million prior year reserve release compared to a $20.7 million reserve strengthening in the nine months ended September 30, 2010. The current period was impacted by $5.0 million from the U.S. storms that occurred in the third quarter of 2011, while the comparative period was impacted by $35.9 million of net losses from two oil pipeline spills and a gas explosion in California in addition to $10.7 million of losses from Deepwater Horizon.

The reserve releases for the nine months ended September 30, 2011 come primarily from our property, U.K. liability and aviation accounts partly offset by deterioration in financial and professional lines where we have higher than expected claims development from professional liability lines.

Policy acquisition, general and administrative expenses.  Policy acquisition expenses of $111.2 million for the nine months ended September 30, 2011, equivalent to 19.2% of net premiums earned (2010 — $94.3 million or 17.2% of net earned premium), were $16.9 million higher than those in 2010. This was mainly due to an increase in premiums written as well as to a change in the mix of business written where we have written a lower proportion of casualty business which has lower average commission rates and a higher proportion of energy, U.S. property and kidnap and ransom business which incurs higher commission rates. General and administrative expenses of $92.7 million in the nine months ended September 30, 2011 have increased from $65.9 million over the comparative period in 2010 mainly due to our continued build out of the U.S. operations.

Total Income Statement — Nine Months Ended September 30, 2011

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.  Total gross written premiums of $1,749.1 million in the first nine months of 2011 have increased by 5.1% compared to the $1,664.0 million written in 2010, with the increase principally attributable to the insurance segment.

Gross written premiums in our reinsurance segment of $1,001.2 million were broadly in line with the $1,009.4 million for the nine months ended September 30, 2010. The increase in reinsurance’s gross written premiums were in property catastrophe and specialty reinsurance offset by decreased premiums written in property risk excess and international casualty within our other property reinsurance and casualty reinsurance lines, respectively.

Gross written premiums in our insurance segment have increased by 14.3% to $747.9 million for the nine months ended September 30, 2011 from $654.6 million in the equivalent period in 2010. The increase in gross written premium is mainly attributable to the marine, energy and transportation lines and financial and professional lines. Following the losses from the Deepwater Horizon incident, our marine, energy and construction liability team wrote additional business at significantly increased rates. Our financial and professional lines have benefited from increased demand for our kidnap and ransom products. Gross written premiums in our casualty insurance lines have reduced when compared with the nine months ended September 30, 2010 where we have declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

Reinsurance ceded.  Total reinsurance ceded of $251.2 million has increased by $83.1 million from the first nine months of 2010. The reinsurance segment has recognized the costs of catastrophe programs purchased to provide additional cover for the third quarter’s wind season after the first two quarters’ catastrophe events. Reinsurance costs increased for the insurance segment when compared with the first nine months of 2010 as we purchased advanced protection for our new U.S. professional lines business as well as an increase in the U.S. property program.

Gross premiums earned.  Gross premiums earned reflect the portion of gross premiums written which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the reporting date. Gross premiums earned in the first nine months of 2011 increased by 2.6% compared to the same period of 2010 as a result of the increase in gross written premiums in the period from the insurance segment.

Net premiums earned.  Net premiums earned are in line with the comparable period in 2010 and reflect the increase in both gross earned premiums and the increase in reinsurance ceded for the both the quarter and year to date.

Losses and loss adjustment expenses.  Losses and loss adjustment expenses have increased from $941.3 million in 2010 to $1,161.5 million in 2011 primarily due to $429.0 million of net losses from natural disasters that occurred in the first nine months of 2011 (principally the Australian floods, New Zealand earthquake, Japanese earthquake and tsunami, U.S. tornadoes and Hurricane Irene). Reserve releases increased by $61.5 million in the current period following favorable development in property and specialty reinsurance lines and from property, casualty and marine, energy and transportation insurance lines.

The loss ratio for the nine months ended September 30, 2011 of 83.0% has increased by 15.7 percentage points compared to the equivalent period in 2010. The increase is due mainly to losses from natural disasters which included $26.2 million from the Australian floods, $78.2 million from the 2011 New Zealand earthquake, $208.1 million from the Japanese earthquake and tsunami, $92.5 million from the U.S. storms, $10.0 million from Hurricane Irene and $14.0 million from other natural catastrophes. The comparative period included $125.3 million of losses from the Chilean earthquake and $20.4 million of losses from the 2010 New Zealand earthquake. Prior year reserve releases in our reinsurance segment increased from $29.5 million in the first nine months of 2010 to $57.8 million in the current period following favorable development in property reinsurance and specialty reinsurance lines. The insurance segment had a $12.5 million reserve release for the nine months of 2011 compared to a $20.7 million reserve strengthening in the equivalent period in 2010.

We have presented loss ratios both including and excluding the impact from prior year reserve adjustments and catastrophic losses to aid in the analysis of the underlying performance of our segments. We have defined catastrophic losses as: losses associated with the U.S. storms specifically related to Hurricane Irene which occurred in the third quarter of 2011; and movements in loss estimates associated with the half year 2011 catastrophe events (Australian floods and New Zealand and Japanese earthquakes in the first quarter 2011, and the U.S. tornadoes in the second quarter of 2011) that have been recognized in the third quarter of 2011. Catastrophic losses in the comparative period represent movements in the third quarter of 2010 of losses associated with the Chilean earthquake, which occurred in the first quarter of 2010 and the New Zealand earthquake which occurred in the third quarter of 2010.

The underlying changes in accident year loss ratios by segment are also shown in the table below. The total loss ratio represents the calendar year GAAP loss ratio. The prior year adjustment in the table below reflects prior-year reserve movements and premium adjustments. The current year adjustments represent catastrophe loss events and reflect net claims and reinstatement premium adjustments.

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
For the Nine Months Ended	Total Loss	Prior Year	Accident Year	Current Year	Current Year
September 30, 2011	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	98.2%	9.9%	108.1%	(49.4)%	58.7%
Insurance	61.5	2.5	64.0	(2.2)	61.8
Total	83.0%	6.6%	89.6%	(29.8)%	59.8%

					Accident
					Year Loss
					Ratio Excluding
			Total		Prior and
For the Nine Months Ended	Total Loss	Prior Year	Accident Year	Current Year	Current Year
September 30, 2010	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	64.3%	5.4%	69.7%	(16.4)%	53.3%
Insurance	71.8	(3.0)	68.8	0.1	68.9
Total	67.3%	2.1%	69.4%	(9.9)%	59.5%

Expenses.  We monitor the gross expense ratio as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for the nine months ended September 30, 2011 and 2010. We also show the effect of reinsurance which impacts on the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios
	For the Nine Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2010

Policy acquisition expense ratio	16.5%	15.4%
General, administrative and corporate expense ratio	12.8	11.7

Gross expense ratio	29.3	27.1
Effect of reinsurance	3.8	2.8

Total net expense ratio	33.1%	29.9%

Changes in the acquisition and general, administrative and corporate expense ratios to gross earned premiums and the impact of reinsurance on net earned premiums by segment for each of the nine months ended September 30, 2011 and 2010 are shown in the following table:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.1%	15.8%	16.5%	16.3%	14.3%	15.4%
General and administrative expense ratio(1)	8.8	13.2	12.8	9.0	10.0	11.7

Gross expense ratio	25.9	29.0	29.3	25.3	24.3	27.1
Effect of reinsurance	1.8	6.2	3.8	1.0	4.9	2.8

Total net expense ratio	27.7%	35.2%	33.1%	26.3%	29.2%	29.9%

(1)	The total group general and administrative expense ratio includes corporate expenses.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 16.5% for the nine months ended September 30, 2011 from 15.4% for the comparative period in 2010. The increase is due mainly to a change in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.

The general, administrative and corporate expense ratio, as a percentage of gross earned premiums, has increased from 11.7% to 12.8% for the same period with general, administrative and corporate expenses increasing to $202.0 million for the nine months ended September 30, 2011 compared with $180.1 million in the comparable period in 2010. The increase in general, administrative and corporate expenses is due to building out our U.S. insurance infrastructure and operations, a U.K. regional platform and establishing a presence in the Swiss market to write insurance.

Net investment income.  Net investment income of $171.4 million has decreased by 2.1% compared to $175.0 million in the nine months to September 30, 2010 due to lower reinvestment rates and declining book yields from fixed income securities partially offset by $4.9 million of dividend income from global equity securities (2010 — $ Nil).

Change in fair value of derivatives.  In the nine months ended September 30, 2011, we recorded a charge of $61.5 million (2010 — $2.1 million) for the interest rate swaps due to falling interest rates and their impact on fixed income valuations and yields. We also hold five foreign currency contracts which had a net gain of $5.8 million for the nine months ended September 30, 2011 (2010 — $1.2 million).

In the nine months ended September 30, 2010, we recorded a reduction of $5.7 million in the estimated fair value of the credit insurance contract. We cancelled our credit insurance contract as of November 28, 2010. Further information on these contracts can be found in Note 9 to the financial statements.

Other-than-temporary impairments.  We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The realized investments losses in the first nine months of 2011 did not include a charge for investments we believe to be other-than-temporarily impaired (2010 — $0.3 million).

Income before tax.  In the first nine months of 2011, losses before tax were $132.6 million, comprised of $225.9 million of underwriting losses, $171.4 million in net investment income, $55.7 million of losses from changes in fair value of derivatives, $11.1 million of net realized and unrealized investment and foreign exchange gains, $23.1 million of interest expense and $10.4 million of other expenses. In the first nine months of 2010, income before tax was $244.4 million which comprised $39.9 million of underwriting income, $175.0 million in net investment income, $7.8 million of losses from changes in fair value of derivatives, $42.4 million of net foreign exchange and investment gains, $11.7 million of interest expense and $6.6 million of other income. Our decrease in underwriting income in 2011 was mainly due to the $406.0 million of losses net of reinsurance and re-instatement premiums associated with the Australian floods, New Zealand earthquake, Japan earthquake and tsunami, U.S. storms and Hurricane Irene.

Income tax benefit.  Income tax benefit for the nine months ended September 30, 2011 was $13.3 million. Our effective consolidated tax rate for the nine months ended September 30, 2011 was 10.0% (2010 — 10.0%). The recovery represents an estimate of the tax rate which will apply to our pre-tax loss for 2011. As discussed in the “Overview” above, the effective tax rate for the year is subject to revision.

Net income after tax.  Net loss after tax for the nine months ended September 30, 2011 was $119.3 million, equivalent to a $1.93 basic and diluted loss per ordinary share adjusted for the $17.1 million preference share dividends and on the basis of the weighted average number of ordinary shares in issue during the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2010 was $220.0 million equivalent to basic earnings per ordinary share of $2.63 adjusted for the $17.1 million preference share dividend and fully diluted earnings per share of $2.51.

Reserves for Losses and Loss Adjustment Expenses

As of September 30, 2011, we had total net loss and loss adjustment expense reserves of $4,041.7 million (December 31, 2010 — $3,540.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,399.4 million at the balance sheet date of September 30, 2011, a total of $2,222.3 million or 50.5% represented IBNR claims (December 31, 2010 — $2,074.8 million and 54.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment:

	As at September 30, 2011
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,831.7	$(118.4)	$2,713.3
Insurance	1,567.7	(239.3)	1,328.4

Total losses and loss expense reserves	$4,399.4	$(357.7)	$4,041.7

	As at December 31, 2010
		Reinsurance
Business Segment	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,343.8	$(60.7)	$2,283.1
Insurance	1,476.7	(219.2)	1,257.5

Total losses and loss expense reserves	$3,820.5	$(279.9)	$3,540.6

The increase in reinsurance recoverables is mainly due to recoveries from the current year’s catastrophe events.

For the nine months ended September 30, 2011, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $70.3 million. An analysis of this reduction by business segment is as follows for each of the three and nine months ended September 30, 2011 and 2010:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	September 30,	September 30,	September 30,
Business Segment	2011	2010	2011	2010
	($ in millions)		($ in millions)

Reinsurance	$11.7	$3.3	$57.8	$29.5
Insurance	3.9	(9.5)	12.5	(20.7)

Total Losses and loss expense reserves reductions	$15.6	$(6.2)	$70.3	$8.8

The key elements which gave rise to the net positive development during the three months ended September 30, 2011 were as follows:

Reinsurance.  Net reserve releases of $11.7 million in the current quarter came from the U.S. casualty treaty and other property reinsurance business lines. The largest releases in the quarter were $7.3 million from U.S. casualty treaty and $6.2 million from property risk excess reinsurance due primarily to better than expected claims development. This was partly offset by a $9.7 million reserve strengthening in international casualty due to adverse experience from our financial institutions and motor excess of loss accounts.

Insurance.  The net reserve releases of $3.9 million in the quarter came largely from aviation, U.S. property and marine, energy and construction liability partially offset by a strengthening in our U.K.-based financial and professional lines.

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

Balance Sheet

Total cash and investments

At September 30, 2011 and December 31, 2010, total cash and investments, including accrued interest receivable, were $7.6 billion and $7.3 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2011		As at December 31, 2010
		Percentage of		Percentage of
	Estimated	Total Cash and	Estimated	Total Cash and
	Fair Value	Investments	Fair Value	Investments
	($ in millions except for percentage)

Marketable Securities — Available for Sale
U.S. Government	$889.4	11.7%	$725.4	10.0%
U.S. Government Agency	281.5	3.7	302.3	4.2
Municipal	36.5	0.5	30.7	0.4
Corporate	1,968.3	26.0	1,971.1	27.1
FDIC Guaranteed Corporate	93.6	1.2	125.8	1.7
Non-U.S. Government-backed Corporate	191.2	2.5	228.8	3.1
Foreign Government	681.2	9.0	616.9	8.5
Asset-backed	59.0	0.8	58.8	0.8
Mortgage-backed Securities	1,408.0	18.7	1,300.6	17.9

Total Fixed Income — Available for Sale	5,608.7	74.1%	5,360.4	73.7%
Marketable Securities — Trading
U.S. Government	18.0	0.2	48.3	0.7
U.S. Government Agency	1.7	—	0.5	—
Municipal	2.9	—	3.3	—
Corporate	346.1	4.6	339.8	4.7
FDIC Guaranteed Corporate	—	—	—	—
Non-U.S. Government-backed Corporate	—	—	—	—
Foreign Government	9.6	0.1	4.9	0.1
Asset-backed Securities	5.8	0.1	9.4	0.1

Total Fixed Income — Trading	384.1	5.0%	406.2	5.6%
Total Other Investments	32.3	0.4	30.0	0.4
Total Equity Securities	163.8	2.2	—	—
Total Short-term Investments — Available for Sale	290.6	3.8	286.0	3.9
Total Short-term Investments — Trading	5.3	0.1	3.7	0.1
Total Cash and Cash Equivalents	1,038.8	13.7	1,179.1	16.2
Total Receivable for Securities Sold	0.5	—	(40.4)	(0.6)
Total Accrued Interest Receivable	53.6	0.7	54.4	0.7

Total Cash and Investments	$7,577.7	100.0%	$7,279.4	100.0%

Fixed maturities.  At September 30, 2011, the average credit quality of our fixed income portfolio is “AA,” with 95% of the portfolio being rated “A” or higher. At December 31, 2010, the average credit quality of our fixed income portfolio was “AA+,” with 96% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has decreased as at September 30, 2011 to 2.5 years from 2.9 years as at December 31, 2010 and includes the impact of the interest-rate swaps which we entered into to partially mitigate against rises in interest rates.

Mortgage-Backed Securities.  The following table summarizes the fair value of our mortgage-backed securities by rating and class at September 30, 2011:

	AAA	AA and Below	Total
	($ in millions)

Agency	$2.6	$1,311.0	$1,313.6
Non-agency Commercial	67.6	26.8	94.4

Total Mortgage-backed Securities	$70.2	$1,337.8	$1,408.0

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity securities.  In March 2011, we made an initial investment into equities, deploying $175.0 million, or 2.5% of total investments into a high quality global equity income strategy via direct investment. Our overall portfolio strategy remains focused on high quality fixed income investments; however, market conditions and portfolio diversification prompted this limited move into equities. Our group investment guidelines allow us to deploy up to 10% of the investment portfolio in non-fixed income investments. We recognized dividend income of $4.9 million (2010 — $Nil) and $3.8 million (2010 — $Nil) net unrealized losses from the equity portfolio for the period ended September 30, 2011. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale. The portfolio targets high quality global equity securities with attractive dividend yields.

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

We have accounted for our investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the three and nine months ended September 30, 2011, our share of gains and losses increased the value of our investment by $2.3 million and $2.3 million, respectively (2010 — $0.3 million increase and $0.5 million increase). The change in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

The tables below show our other investments for the nine months ended September 30, 2011 and twelve months ended December 31, 2010:

Nine Months Ended September 30, 2011
	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris Offshore Fund L.P.	$30.0	$2.3	$32.3	$—	$32.3

	Twelve Months Ended December 31, 2010
	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Realized	Carrying	Funds	Fair Value of
	Investment	Gain	Value	Distributed	Investment
	($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

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

Fixed Maturities

The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At September 30, 2011 and December 31, 2010, we used substantially the market approach valuation techniques (e.g. use of quoted market values and other relevant observable market data provided by independent pricing sources) for estimating the fair values of fixed maturities. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

Independent Pricing Services.  Pricing services provide pricing for less complex, liquid securities based on market quotations in active markets. For securities that do not trade on a listed exchange, these pricing services may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. At September 30, 2011, pricing for approximately 98% (2010 — 95%) of our total fixed maturities was based on prices provided by nationally recognized independent pricing services made up of 83% index providers and 15% pricing vendors.

Broker-Dealers.  For the most part, we obtain quotes directly from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are non-binding. At September 30, 2011, pricing for approximately 2.2% (2010 — 4.7%) of our total fixed maturities was based on non-binding quotes from broker-dealers.

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

Management reviews the vendor hierarchy maintained by our third-party accounting service provider in order to determine which price source provides the fair value (i.e. a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.

At September 30, 2011, we obtained an average of 3.1 quotes per investment, compared to 2.9 quotes at December 31, 2010. Pricing sources used in pricing our fixed income investments at September 30, 2011 and December 31, 2010, respectively, were as follows:

	As at	As at
	September 30, 2011	December 31, 2010

Index providers	82.8%	85.2%
Pricing services	15.0	12.5
Broker-dealers	2.2	2.3

Total	100.0%	100.0%

U.S. Government and Agency.  U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Mortgage-backed.  Our residential and commercial mortgage-backed securities consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, as well as private, non-

agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price mortgage-backed securities are observable market inputs these securities are classified within Level 2.

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

Interest-Rate Swaps.  The interest-rate swaps which we use to economically hedge interest rate risk are also characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third party pricing services. Consequently, these instruments are classified as Level 2.

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

Guaranteed Investments.  The following table presents the breakdown of investments which are guaranteed by mono-line insurers (“Wrapped Credit” disclosure) and those that have explicit government guarantees. The standalone rating is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between Moody’s and S&P the lowest rating was used.

As at September 30, 2011			As at December 31, 2010
Rating with	Rating without	Market	Rating with	Rating without	Market
Guarantee	Guarantee	Value	Guarantee	Guarantee	Value
		($ in millions)			($ in millions)

AAA	AAA	$78.3	AAA	AAA	$93.8
	AA	24.6		AA	16.1
	AA−	2.5		AA−	9.5
	A+	15.8		A+	58.2
	A	18.9		A	38.4
	A−	37.2		A-	81.2
	BBB+	2.8		BBB+	17.8
	BBB	3.3		BBB	—
	BBB−	—		BBB−	23.7
	BB+	3.7		BB+	—
	B+	20.1		B+	—
	B	3.7		B	—
	BB	—		BB−	3.1
AA+		—	AA+	AA+	—
	AAA	—		AA	24.9
	AA+	2.9		AA+	—
	AA	4.5		AA	—
	AA−	3.0		AA−	1.9
	A+	15.2		A+	3.1
	A	15.2		A	6.4
	A−	28.7		A−	—
	BBB+	25.6		BBB+	—
	BB	3.0		BB	—
AA	AA	—	AA	AA	1.4
AA−	AA−	3.7	AA−	AA−	3.2
A−	AA−	—	A−	A−	1.9
BBB−	BBB−	0.1	BBB−	BBB−	0.1

		$312.8			$384.7

Our exposure to mono-line insurers was limited to one municipal holding (2010 — one municipal holding) as at September 30, 2011 with a market value of $0.1 million (2010 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the FDIC and non-U.S. government guaranteed issuers.

Other-than-temporary impairments.  We recorded no OTTI charges for the nine months ended September 30, 2011 (2010 — $0.3 million). We review our available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost or original cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost or original cost.

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

Capital Management

Capital Management.  On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of ordinary shares of which $192.4 million remained available as at September 30, 2011. The authorization for the repurchase program covers the period to March 1, 2012.

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

On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee for a total consideration of $6.4 million. The transaction completed on August 10, 2011.

The following table shows our capital structure at September 30, 2011 compared to December 31, 2010:

	As at	As at
	September 30, 2011	December 31, 2010
	($ in millions)

Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,796.9	$2,888.3
Preference shares (liquidation preference less issue expenses), net of issue costs	353.6	353.6
Long-term debt	498.9	498.8

Total capital	$3,649.4	$3,740.7

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2011, this ratio was 13.7% (December 31, 2010 — 13.3%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.4% as of September 30, 2011 (December 31, 2010 — 22.8%).

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,150.5 million at September 30, 2011 (December 31, 2010 — $3,241.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at September 30, 2011, Aspen Holdings held $80.6 million (December 31, 2010 — $354.0 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings with appropriate liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described below.

In the nine months ended September 30, 2011, Aspen U.K. Holdings paid Aspen Holdings interest of $40.6 million (2010 — $27.4 million for the nine months ended September 30, 2010) in respect of intercompany loans and dividends of $Nil (2010— $15.0 million) and Aspen Bermuda paid Aspen Holdings dividends of $100.0 million (2010 — $Nil).

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

Operating Subsidiaries.  As of September 30, 2011, the Operating Subsidiaries held $918.6 million (December 31, 2010 — $814.3 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2011 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at September 30, 2011 and December 31, 2010:

	As at	As at
	September 30, 2011	December 31, 2010
	($ in millions except percentages)

Assets held in multi-beneficiary trusts	$1,660.2	$1,895.7
Assets held in single beneficiary trusts	334.7	58.2
Letter of credit issued under revolving credit facility	25.2	—
Secured letters of credit(1)	1,101.0	533.8

Total	$3,121.1	$2,487.7

Total as % of cash and invested assets	41.5%	34.2%

(1)	As of September 30, 2011, the Company had securities and cash of $1,323.5 million and £19.4 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

For more information see Note 14(a) and our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Nine Months Ended September 30, 2011.  Total net cash flow from operations was $278.4 million, a reduction of $223.7 million from the comparative period last year. The reduction was due mainly to higher loss payments following the exceptional level of catastrophe losses in 2011 and ceded reinsurance costs. For the nine months ended September 30, 2011, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements. On August 26, 2011, we paid a dividend of $0.15 per ordinary share to shareholders of record on August 11, 2011. On October 1, 2011, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on September 15, 2011. On October 1, 2011, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Share holders of record on September 15, 2011.

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

The facility can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of September 30, 2011, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

On August 12, 2011, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated April 29, 2009 in a maximum aggregate amount of up to $550.0 million with a new letter of credit facility in a maximum aggregate amount of up to $1,050.0 million. As at September 30, 2011, we had $898.4 million of outstanding collateralized letters of credit under this facility.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. As at September 30, 2011, we had $118.9 million of outstanding collateralized letters of credit under this facility compared to $42.4 million at the end of 2010.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of September 30, 2011:

						Later
	2011	2012	2013	2014	2015	Years	Total
	($ in millions)

Operating Lease Obligations	$2.7	$10.2	$9.5	$9.2	$8.7	$25.1	$65.4
Long-Term Debt Obligations(1)	—	—	—	$250.0	—	$250.0	$500.0
Reserves for Losses and loss adjustment expenses(2)	$68.6	$1,557.7	$879.2	$539.5	$421.3	$933.1	$4,399.4

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2010 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2010 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2011 included elsewhere in this report.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events, any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, such as the various losses from the U.S. storms in 2011, the earthquake and ensuing tsunami in Japan in 2011, floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010, Hurricanes Ike and Gustav in 2008 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our Operating Subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio or our derivative contracts;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

As at September 30, 2011, our fixed income portfolio had an approximate duration of 3.1 years excluding the impact of interest-rate swaps. The table below depicts interest rate change scenarios and the effect on our interest-rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve

Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)

Market value $ in millions	$6,481.8	$6,385.2	$6,288.7	$6,192.2	$6,095.6
Gain/(loss) $ in millions	193.0	97.0	—	(97.0)	(193.0)
Percentage of portfolio	3.0%	1.5%	—%	(1.6)%	(3.2)%

Equity risk.  We have invested in equity securities which had a fair market value of $163.8 million at September 30, 2011, equivalent to 2.2% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of September 30, 2011, approximately 80% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 7% were in British Pounds and approximately 13% were in other currencies. For the nine months ended September 30, 2011, approximately 19.0% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2011.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2011, would have impacted reported net comprehensive income by approximately $30.5 million for the nine months ended September 30, 2011.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations as changes in fair value of derivatives. As at September 30, 2011, we held five foreign currency contracts which had a net gain for the nine months of $5.8 million (2010 — $Nil).

Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2011, the average rating of fixed income securities in our investment portfolio was “AA” with the decrease due to S&P’s downgrade of U.S. Government securities in August 2011. (December 31, 2010 — “AA+”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of A1 by Moody’s & A by S&P) and Credit Agricole Corporate and Investment Bank (senior unsecured rating of AA3 by Moody’s & long term issuer credit rating of A+ by S&P).

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

See Note 8 to the unaudited financial statements for the three months ended September 30, 2011 above.

The table below shows our reinsurance recoverables as of September 30, 2011 and December 31, 2010, and our reinsurers’ ratings.

	As at	As at
A.M. Best	September 30, 2011	December 31, 2010
	($ in millions)	($ in millions)

A++	$6.9	$7.5
A+	86.1	74.0
A	186.7	173.5
A−	13.5	15.7
F(1)	0.6	0.7
Fully collateralized	50.0	—
Not rated	13.9	8.5

Total	$357.7	$279.9

(1)	The A.M. Best rating of “F” denotes liquidation. We have not reduced the carrying value of the recoverable from this particular reinsurer as a trust account exists to replace the potentially insufficient reserves.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

		Number of Shares	Total
	Total	Issued for Options	Purchase
	Number of	Exercised on	Price for Cash
Date Issued	Shares Issued	Cash Basis	Exercises

July 15, 2011	830	—	—
August 16, 2011	2,003	—	—

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

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee. On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee for a total consideration of $6.4 million. The transaction was completed on August 10, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number		Description

10.1		Amended services contract between Aspen Insurance UK Services Limited and Julian Cusack, dated October 27, 2011, filed with this report.
10.2		Letter of credit facility between Aspen Insurance Limited and Citibank Europe plc, dated August 12, 2011, filed as Exhibit 10.1 on Form 8-K on August 15, 2011.
10.3		Amendment to Pledge Agreement between Aspen Insurance Limited and Citibank Europe plc, dated August 12, 2011, filed as Exhibit 10.2 on Form 8-K on August 15, 2011.
31.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2		Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.
101	.INS	XBRL Instance Document submitted with this report
101	.SCH	XBRL Taxonomy Extension Schema Document submitted with this report
101	.CAL	XBRL Taxonomy Calculation Linkbase Document submitted with this report
101	.PRE	XBRL Taxonomy Presentation Linkbase Document submitted with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: November 7, 2011	By: /s/ Christopher O’Kane Christopher O’Kane Chief Executive Officer

Date: November 7, 2011	By: /s/ Richard Houghton Richard Houghton Chief Financial Officer