Form 10-K
period 2011-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2012-02-28
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
141 Front Street Hamilton, Bermuda (Address of principal executive offices)	HM 19 (Zip Code)

Registrant’s telephone number, including area code:
(441) 295-8201

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary Shares, 0.15144558¢ par value 5.625% Perpetual Preferred Income Equity Replacement Securities 7.401% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2011, was approximately $1.8 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2011.

As of February 1, 2012, 70,751,322 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Aspen Holdings and Subsidiaries

Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its wholly-owned subsidiaries, Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Insurance Limited, renamed Aspen Bermuda Limited with effect January 1, 2012 (“Aspen Bermuda”), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America California, LLC (“ARA — CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”), APJ Continuation Ltd. (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC, and AUL, as corporate member of Syndicate 4711, are each referred to herein as an “Operating Subsidiary,” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds” or ‘‘£” are to the lawful currency of the United Kingdom, and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A, and the following:

•	the possibility of greater frequency or severity of claims and loss activity, including as a result of natural or man-made (including economic and political risks) catastrophic or material loss events, than our underwriting, reserving, reinsurance purchasing or investment practices have anticipated;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the effectiveness of our loss limitation methods;

•	changes in the total industry losses, or our share of total industry losses, resulting from past events such as the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico, the Chilean and the New Zealand Earthquakes, Hurricanes Ike and Gustav and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our Operating Subsidiaries’ ratings with Standard & Poor’s (“S&P”), A.M. Best or Moody’s Investor Service (“Moody’s”);

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	the persistence of the global financial crisis and the Eurozone debt crisis;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market conditions or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

In addition, any estimates relating to loss events involve the exercise of considerable judgment in the setting of reserves and reflect a combination of ground-up evaluations, information available to date from brokers and cedants, market intelligence, initial tentative loss reports and other sources. The actuarial range of reserves is based on our then current state of knowledge and explicit and implicit assumptions relating to the incurred pattern of claims, the expected ultimate settlement amount, inflation and dependencies between lines of business. Due to the complexity of factors contributing to losses and the preliminary nature of the information used to prepare estimates, there can be no assurance that our ultimate losses will remain within stated amounts.

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

General

We are a Bermudian holding company, incorporated on May 23, 2002, and conduct insurance and reinsurance business through our subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty and AAIC (United States). Aspen U.K. also has branches in Paris (France), Zurich (Switzerland), Dublin (Ireland), Cologne (Germany), Singapore, Australia and Canada. We operate in the global markets for property and casualty insurance and reinsurance.

For the year ended December 31, 2011, we wrote $2,207.8 million in gross premiums and at December 31, 2011, we had total capital employed, including long-term debt, of $3,671.0 million.

Our corporate structure as at February 15, 2012 was as follows:

We manage our insurance and reinsurance businesses as two distinct underwriting segments, Aspen Insurance and Aspen Reinsurance (“Aspen Re”), to enhance and better serve our global customer base.

Our insurance segment is comprised of property, casualty, marine, energy and transportation insurance and financial and professional lines insurance. The insurance segment is led by Rupert Villers and Mario Vitale as Co-CEOs of Aspen Insurance. Our reinsurance segment is comprised of property reinsurance (catastrophe and other), casualty reinsurance and specialty reinsurance. The reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance and James Few, President of Aspen Reinsurance.

In our insurance segment, property, casualty and financial and professional lines insurance business is written primarily in the London Market through Aspen U.K. and in the U.S. through Aspen Specialty and AAIC (both on an admitted and excess and surplus lines basis). Our marine, energy and transportation insurance business is written mainly through Aspen U.K. and AUL, which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL. We also write some casualty business through AUL.

In reinsurance, property reinsurance business is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in Bermuda, London, Paris, Singapore, Cologne, the U.S. and Zurich. The property reinsurance business written in the U.S. is written exclusively by Aspen Re America and ARA-CA as reinsurance intermediaries with offices in Connecticut, Illinois, Florida, New York, Georgia and California.

Casualty reinsurance is mainly assumed by Aspen U.K. and written by teams located in London, Zurich, Singapore and the U.S. A small number of casualty reinsurance contracts is written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America.

Specialty reinsurance is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in London, Zurich and Bermuda.

Our Business Strategy

We are both an insurer and reinsurer of specialty and similar lines and our underwriting operations are organized and presented under two distinct brands — Aspen Re and Aspen Insurance.

We aim to grow the Company over time, but with the caution that growth opportunities are currently limited by weak conditions in many of our markets. Growth may be organic within existing lines, by recruitment of underwriters with complementary skills and experience or by acquisition. Our key evaluation criteria for any acquisition proposal will include strategic fit, financial attractiveness, manageable execution risks and consistency with our risk appetite.

Key strategies for Aspen Re.  Aspen Re’s primary strategy is to identify clients with sound underwriting processes, which are transparent in respect of their risks and exposures and which have a commitment to viewing trading relationships over the longer-term. We offer reinsurance for property, casualty and specialty risks as further described below. From time to time, the underwriting cycle allows us to deploy additional capacity on a more opportunistic basis and a key part of our strategy is to maintain the ability to identify special situations and take advantage of them however and whenever they arise.

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

A further part of Aspen Insurance’s strategy is to create a profitable specialty insurer in the U.S. domestic market headquartered in New York. Our approach is highly focused and in the past 18 months, we have hired teams with specialized focus on underwriting opportunities in specialty lines including inland marine and ocean risks, certain financial and professional lines and surety. These are underwritten in addition to our established lines of property, general casualty and environmental liability on an excess and surplus lines basis. We have also invested significantly in terms of IT, actuarial resource, claims staff, legal, human resource and other functions in order to provide the right infrastructure on which to build our U.S. operations.

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

We intend to maintain a level of qualifying equity capital at least equal to the highest of:

•	1.75 times our internal estimate of Economic Capital (calibrated to Tail Value-at-Risk (“TVAR”) at the 99th percentile) as produced by our group Economic Capital Model (“ECM”) plus a variable margin above that level (the level of the margin is re-set from year to year depending on our assessment of our access to capital markets);

•	the level required to meet our rating ambitions with credit rating agencies; and

•	the level required to meet all our regulatory capital requirements.

For a discussion of risks and uncertainties impacting our ability to achieve our targets and the related constraints, see Part I, Item 1A, “Risk Factors,” and “Forward-Looking Statements.”

Capital Management.  The level of capital that we hold is determined by our risk appetite as set out above, the opportunities that exist for the deployment of capital in our business and the objective of improving returns to our ordinary shareholders while maintaining the levels of financial strength expected by our customers, regulators and by the rating agencies.

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

The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Business Segment	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Reinsurance	$1,187.5	53.8%	$1,162.2	56.0%	$1,176.0	56.9%
Insurance	1,020.3	46.2%	914.6	44.0%	891.1	43.1%

Total	$2,207.8	100.0%	$2,076.8	100.0%	$2,067.1	100.0%

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

The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Reinsurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$122.3	10.3%	$95.6	8.2%	$71.2	6.1%
Caribbean	9.5	0.8%	4.3	0.4%	1.9	0.1%
Europe (excluding U.K.)	93.8	7.9%	96.9	8.3%	64.3	5.5%
United Kingdom	27.3	2.3%	23.8	2.0%	26.8	2.3%
United States & Canada(1)	547.4	46.1%	564.5	48.6%	659.3	56.1%
Worldwide excluding United States(2)	61.8	5.2%	55.4	4.8%	67.3	5.7%
Worldwide including United States(3)	274.3	23.1%	291.9	25.1%	273.3	23.2%
Others	51.1	4.3%	29.8	2.6%	11.9	1.0%

Total	$1,187.5	100.0%	$1,162.2	100.0%	$1,176.0	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our reinsurance segment for the twelve months ended December 31, 2011, 2010 and 2009 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Reinsurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property catastrophe reinsurance	$306.9	25.9%	$292.9	25.2%	$254.3	21.6%
Other property reinsurance	279.1	23.5%	268.9	23.1%	314.0	26.7%
Casualty reinsurance	309.1	26.0%	340.5	29.3%	351.9	29.9%
Specialty reinsurance	292.4	24.6%	259.9	22.4%	255.8	21.8%

Total	$1,187.5	100.0%	$1,162.2	100.0%	$1,176.0	100.0%

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

Other Property Reinsurance:  Other property reinsurance includes risk excess of loss and proportional treaty reinsurance, facultative or single risk reinsurance and our risk solutions business. Risk excess of loss reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Proportional treaty reinsurance provides proportional coverage to the reinsured, meaning that, subject to event limits where applicable and ceding commissions, we pay the same share of the covered original losses as we receive in premiums charged for the covered risks. Proportional contracts typically involve close client relationships including regular audits of the cedants’ data. Our risk solutions business writes predominantly property insurance risks for a select group of U.S. program managers. Effective January 1, 2012, management responsibility for the risk solutions business was moved from reinsurance to insurance.

Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, proportional and facultative basis and consists of U.S. treaty, international treaty and casualty facultative. Our U.S. treaty business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability.

Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and proportional basis and consists of credit and surety reinsurance, structured risks, agriculture reinsurance and other specialty lines. Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks and excluding the U.S.) and a small political risks portfolio. Our agricultural reinsurance business is primarily written on a treaty basis covering crop and multi-peril business. Other specialty lines include reinsurance treaties and some insurance policies covering policyholders’ interests in marine, energy, liability aviation, space, contingency, terrorism, nuclear, personal accident and crop reinsurance.

A high percentage of the property reinsurance contracts we write exclude coverage for losses arising from the peril of terrorism. Within the U.S., our reinsurance contracts generally exclude or limit our liability to acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) and now the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which is currently set to expire on December 31, 2014. With respect to personal lines risks, losses arising from the peril of terrorism that do not involve nuclear, biological or chemical attack are usually covered by our reinsurance contracts. Such losses relating to commercial lines risks are generally covered on a limited basis; for example, where the covered risks fall below a stated insured value or into classes or categories we deem less likely to be targets of terrorism than others. We have written a limited number of reinsurance contracts in this segment, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Insurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Australia/Asia	$7.3	0.7%	$6.2	0.7%	$13.2	1.5%
Caribbean	2.9	0.3%	3.6	0.4%	0.6	0.1%
Europe	9.4	0.9%	7.7	0.8%	14.5	1.6%
United Kingdom	118.4	11.6%	117.8	12.9%	104.8	11.8%
United States & Canada(1)	328.2	32.2%	275.0	30.1%	265.2	29.7%
Worldwide excluding United States(2)	95.7	9.4%	90.6	9.9%	83.3	9.3%
Worldwide including United States(3)	424.4	41.6%	381.4	41.7%	386.5	43.4%
Others	34.0	3.3%	32.3	3.5%	23.0	2.6%

Total	$1,020.3	100.0%	$914.6	100.0%	$891.1	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our insurance segment for the twelve months ended December 31, 2011, 2010 and 2009 are as follows:

	Gross Written Premiums
	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Insurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Property insurance	$220.4	21.6%	$171.7	18.8%	$139.1	15.6%
Casualty insurance	137.2	13.4%	148.2	16.2%	196.1	22.0%
Marine, energy and transportation insurance	432.2	42.4%	435.1	47.6%	443.4	49.8%
Financial and professional lines insurance	230.5	22.6%	159.6	17.4%	112.5	12.6%

Total	$1,020.3	100.0%	$914.6	100.0%	$891.1	100.0%

Property Insurance:  Our property insurance line comprises U.K. commercial property and construction business and U.S. property business. Property insurance provides physical damage and business interruption coverage for losses arising from weather, fire, theft and other causes.

•	U.S. Property: The U.S. commercial property team covers mercantile, manufacturing, municipal and commercial real estate business.

•	U.S. Programs: U.S. property also includes our program business which writes property insurance risks for a select group of U.S. program managers.

•	U.K. Property: The U.K. commercial team’s client base is predominantly U.K. institutional property owners, middle market corporates and public sector clients.

Casualty Insurance:  Our casualty insurance line comprises commercial liability, global excess casualty, U.S. casualty insurance and environmental liability, written on a primary, quota share and facultative basis.

•	Commercial Liability: Commercial liability is primarily written in the U.K. and provides employers’ liability coverage and public liability coverage for insureds domiciled in the U.K. and Ireland. A new team based in Zurich writes public liability coverage for insureds domiciled in Switzerland.

•	Global Excess Casualty: The global excess casualty line comprises large, sophisticated and risk-managed insureds worldwide and covers broad-based risks at high attachment points, including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market.

•	U.S. Casualty: The U.S. casualty account primarily consists of lines written within the general liability and umbrella liability insurance sectors. Coverage on our general liability line is offered on those risks that are primarily miscellaneous, products liability, contractors (general contractors and artisans), real estate and retail risks and other general liability business.

•	Environmental Liability: The U.S. environmental account primarily provides contractors’ pollution liability and pollution legal liability across industry segments that have environmental regulatory drivers and contractual requirements for coverage including: real estate and public entities, contractors and engineers, energy contractors and environmental contractors and consultants. The business is written in both the primary and excess insurance markets.

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, inland marine and ocean risks and aviation, written on a primary, quota share and facultative basis.

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

Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial institutions, professional liability (including management & technology liability), financial and political risks and U.S. surety risks, written on a primary, quota share and facultative basis.

•	Financial Institutions: Our financial institutions business is written on both a primary and excess of loss basis and consists of professional liability, crime insurance and directors’ and officers’ (“D&O”) cover, with the largest exposure comprising risks headquartered in the U.K., followed by Australia and the U.S. and then Canada. We cover financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models.

•	Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)), the U.K. and Switzerland and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and Canadian business while the U.S. team focuses on the U.S. We insure a wide range of professions including lawyers, accountants, architects and engineers.

•	Management and Technology Liability: Our management and technology liability teams write on both a primary and excess basis D&O insurance, technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty and indemnity insurance in connection with, or to facilitate, corporate transactions.

•	Financial and Political Risks: The financial and political risks team writes business covering the credit/default risk on a variety of project and trade transactions, as well as political risks, terrorism (including multi-year war on land cover), piracy and kidnap and ransom (“K&R”). We write financial and political risks worldwide but with concentrations in a number of countries, such as China, Egypt, Kazakhstan, Russia, South Korea, Switzerland, U.K. and Turkey.

•	U.S. Surety Risks: Our surety team writes commercial surety risks, admiralty bonds and similar maritime undertakings including, but not limited to, federal and public official bonds, license and permits and fiduciary and miscellaneous bonds, focused on Fortune 1000 companies and large, privately owned companies in the U.S.

Underwriting and Reinsurance Purchasing

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

Underwriting.  In 2011, our underwriting activities were managed in two product areas: reinsurance and insurance. Under our organizational structure, our insurance segment was led by Rupert Villers and John Cavoores as Co-CEOs of Aspen Insurance in 2011, and is led by Rupert Villers and Mario Vitale as Co-CEOs in 2012. Our reinsurance segment is led by Brian Boornazian, CEO of Aspen Reinsurance, and James Few, President of Aspen Reinsurance.

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

We also have an additional Reinsurance Underwriting Committee which reports into the Reinsurance Executive Committee.

Reinsurance Purchasing.  We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

We have reinsurance covers in place for many of our insurance lines of business, the majority of which are on an excess of loss basis. In 2012, we anticipate renewing much of the reinsurance protecting our insurance business that we bought in 2011 which is comprised of specific excess of loss reinsurance on portfolios of property insurance, casualty insurance, financial and professional insurance, aviation insurance, marine, energy and liability insurance and programs. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We have elected to take co-reinsurance participations within some of these programs. We also have a limited number of proportional treaty arrangements on specific lines of business and we anticipate continuing with these in most instances. Natural perils catastrophe coverage was included within excess of loss programs purchased for two portfolios. For our onshore U.S. insurance business, we bought protection of $110 million for natural catastrophe events in 2011. For 2012, we reduced the limit purchased to $52 million. For our offshore energy exposures, excluding Gulf of Mexico named hurricane losses, we bought catastrophe cover of $80 million excess of $20 million which expires on February 28, 2012.

We also buy whole account protections to cover certain lines within our insurance and reinsurance business. We expect to continue the philosophy first implemented in 2006 of limited and strategic retrocession purchasing to manage within our risk tolerances. We entered into various retrocession agreements to protect our property reinsurance lines through 2011. Of the total $255 million of available limit purchased against frequency and severity of natural peril events during 2011; $190 million was the maximum available protection for events against U.S. wind, $150 million against U.S. earthquake and $100 million against European wind, which attached in non-consecutive tranches of cover with the lowest attaching at $250 million of loss; $140 million was the maximum available protection against European earthquake and flood, which attached in non-consecutive tranches of cover with the lowest attaching at $35 million of loss; and $115 million was the maximum available protection against natural perils losses in various territories outside the U.S., Europe and Japan, which attached at $35 million of loss.

For our 2012 program, as at February 15, 2012, we have $175 million of available limit for U.S. wind and earthquake and European wind attaching in non-consecutive tranches with the lowest attaching at $250 million of loss and $175 million of available limit for European flood attaching in non-consecutive tranches with the lowest attaching at $50 million of loss.

In addition, in 2011, we renewed twelve-month reciprocal arrangements with two major reinsurers accepting Japanese earthquake exposure and ceding our exposures to windstorms in parts of the U.S. The total aggregate event limit of these agreements is $127 million with both reinsurances responding on an index trigger basis.

During 2011, we purchased reinsurance excess of $50 million in respect of accumulation of losses arising from all classes of casualty and liability resulting from a common cause. The total limit of cover provided by this reinsurance is $11.7 million.

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

Risk Management

In this section we provide a summary of our Risk Governance arrangements and our current Risk Management Strategy. We also provide more detail on the management of core underwriting and market risks and on our Internal Model. The Internal Model is an economic capital model which has been developed internally for use in certain business decision making processes, the assessment of risk based capital requirements and for various regulatory purposes.

Risk Governance

Board of Directors.  The Board of Directors of the Company (the “Board”) considers effective identification, measurement, monitoring, management and reporting of the risks facing our business to be key elements of its responsibilities and those of the CEO and management. Matters relating to risk management reserved to the Board include approval of the internal controls and risk management framework and any changes to the Group’s risk appetite statement. The Board also receives reports at each scheduled meeting from the Group Chief Risk Officer and the Chairman of the Risk Committee and training in risk management processes including the design, operation, use and limitations of the Group’s Internal Model. The Board, assisted by management and its Committees, is able to exercise effective oversight of the operation of the risk management strategy described in “Risk Management Strategy” below.

Board Committees.  The Board delegates oversight of the management of certain key risks to its Risk, Audit and Investment Committees. Each of the Committees is chaired by an independent director of the Company who also reports to the Board on the Committees’ discussions and matters arising.

The membership of the Board Committees is set out under Item 10 “Directors, Executive Officers of the Registrant and Corporate Governance.”

Risk Committee:  The purpose of this committee is to assist the Board in its oversight duties in respect of the management of risk, including:

•	making recommendations to the Board regarding management’s proposals for the risk management framework, risk appetite, key risk limits and the use of our Internal Model;

•	monitoring compliance with the agreed Group risk appetite and risk limits; and

•	oversight of the process of stress and scenario testing established by management.

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

Management Committees.  The group also has a number of executive management committees which have oversight of certain risk management processes.

Group Executive Committee:  This is the main executive committee responsible for making proposals to the Board relating to the strategy and conduct of the business of the Group. To assist in these duties, it receives regular reports from the Group Chief Risk Officer.

Capital Allocation Group:  This committee is primarily responsible for making recommendations on matters related to the capital requirements of the Group and its Operating Subsidiaries, the development and use of the Group’s Internal Model, capital allocation, the risk pricing governance arrangements, capital, risk appetite and risk limits and the management of insurance risks including catastrophe risk.

Reserve Committee:  This committee is responsible for managing reserving risk and making recommendations to executive management relating to the appropriate level of reserves to include in the Group’s financial statements.

Underwriting Committee:  The purpose of this committee is to assist the Group Chief Executive Officer in his oversight duties in respect of underwriting risk including oversight of the assurance activities of the Underwriting Quality Review team and the review of risks referred to it due to their unusual nature or because they are considered outside of normal underwriting guidelines, authorities or risk appetite.

Reinsurance Credit Committee:  The purpose of this committee is to seek to minimize credit risks arising from insurance and reinsurance counterparties by the assessment and monitoring of collateralized reinsurance arrangements, direct cedants, intermediaries and reinsurers.

Group Chief Risk Officer.  Our Group Chief Risk Officer, Julian Cusack, is a member of the Board and a member of the Risk Committee and the Investment Committee. His role includes providing the Board and the Risk Committee with reports and advice on risk management issues.

Risk Management Strategy

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

•	the establishment and maintenance of a risk management and internal control system based on a three lines of defense approach to the allocation of responsibilities between risk accepting units (first line), risk management activity (second line) and independent assurance (third line);

•	identifying material risks to the achievement of the Group’s objectives including emerging risks;

•	the articulation at Group level of our risk appetite and a consistent set of risk limits for each material component of risk;

•	the cascading of risk limits for material risks to each Operating Subsidiary and, where appropriate, risk accepting business units;

•	measurement, monitoring, managing and reporting of risk positions and trends;

•	the use, subject to an understanding of its limitations, of the Internal Model to test strategic and tactical business decisions and to assess compliance with the Risk Appetite Statement; and

•	stress and scenario testing, including reverse stress testing, designed to help us better understand and develop contingency plans for the likely effects of extreme events or combinations of events on capital adequacy and liquidity.

Risk Appetite.  Each year the Board approves a Group Risk Appetite Statement.

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

Market risk:  The risk that arises from changes in the market value of our investment portfolio and related derivative contracts from fluctuations in interest rates, bond yields, credit spreads and foreign currency exchange rates. This includes the risk of issuer default or ratings downgrades.

Operational risk:  The risk of loss resulting from inadequate or failed internal processes including the failure to comply with procedures and regulations.

Liquidity risk:  The risks of failing to maintain sufficient liquid financial resources to meet liabilities as they fall due or to provide collateral as required for commercial or regulatory purposes.

We define insurance risk and market risk as core risks meaning that they are risks we intend to take on with a view to making a return for shareholders as a consequence. Other risks are designated as ‘non-core’ and our strategy for them is to seek to reduce exposures to the extent that is practicable and economic to do so.

Key Risk Limits.  We use the term risk limit to mean the upper limit of our tolerance for exposure to a given risk. In some cases we set annual risk targets which are lower than our risk limits. Key risk limits are a sub-set of risk limits and are subject to annual approval by the Board on the advice of the Risk Committee as part of the annual business planning process. If a risk exceeds key risk limits, the Chief Risk Officer is required to report the excess and management’s plans for dealing with it to the Risk Committee.

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

The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Reinsurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Aon Corporation	$309.9	26.1%	$305.1	26.3%	$369.9	31.4%
Marsh & McLennan Companies, Inc.	290.9	24.5%	298.9	25.7%	200.6	17.1%
Willis Group Holdings, Ltd.	255.3	21.5%	217.3	18.7%	217.4	18.4%
Others	331.4	27.9%	340.9	29.3%	388.1	33.1%

Total	$1,187.5	100.0%	$1,162.2	100.0%	$1,176.0	100.0%

	Twelve Months Ended		Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Gross		Gross		Gross
	Written		Written		Written
Insurance	Premiums	% of Total	Premiums	% of Total	Premiums	% of Total
	($ in millions, except for percentages)

Marsh & McLennan Companies, Inc.	$126.6	12.4%	$94.5	10.3%	$88.3	9.9%
Aon Corporation	119.7	11.7%	98.7	10.8%	93.6	10.5%
Willis Group Holdings, Ltd.	100.1	9.8%	92.3	10.1%	95.8	10.8%
Jardine Lloyd Thompson Ltd.	54.3	5.3%	77.0	8.4%	21.3	2.4%
Miller Insurance Services, Ltd.	48.0	4.7%	48.2	5.3%	54.8	6.1%
Lloyd & Partners Ltd.	41.2	4.0%	38.7	4.2%	—	—
Price Forbes & Partners Limited	36.8	3.6%	35.3	3.9%	39.6	4.4%
Others	493.6	48.5%	429.9	47.0%	497.7	55.9%

Total	$1,020.3	100.0%	$914.6	100.0%	$891.1	100.0%

Claims Management

We have a staff of experienced claims professionals organized into insurance and reinsurance teams which are managed separately. We have developed processes and internal business controls for identifying, tracking and settling claims, and authority levels have been established for all individuals involved in the reserving and settlement of claims.

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

With respect to our reinsurance claims operations, claims handlers set case reserves for reported claims generally based on the claims reports received from our ceding companies and take into consideration our cedants’ own reserve recommendations and prior loss experience with the cedant. Additional case reserves (“ACR”), in addition to the cedants’ own recommended reserves, may be established by us to reflect our estimated ultimate cost of a loss. ACRs are generally the result of either a claims handler’s own experience and knowledge of handling similar claims, general reserving practices or the result of reserve recommendations following an audit of cedants’ reserves.

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

While our actuaries calculate the IELR, BF and Chain Ladder methods for each line of business and each accident year, they provide a range of ultimate losses (“ultimates”) within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies do involve significant subjective judgments reflecting many factors such as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with underwriting, claims, legal and finance in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

Management through its Reserve Committee then reviews the range of actuarial estimates and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management may select outside the range provided by the actuaries but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amount to be recorded in the Company’s financial statements. The Reserve Committee is a management committee consisting of the Head of Risk (Chair of the Reserve Committee), the Group Chief Actuary, the Group Chief Financial Officer and senior members of our underwriting and claims staff. In the fourth quarter of 2011, we established two separate Reserve Committees for our reinsurance and insurance segments. There is a core membership of both committees consisting of the Group Head of Risk, the Group Chief Actuary, the Group Chief Financial Officer and the Underwriting Heads of insurance and reinsurance. Senior members of the insurance and reinsurance segments’ underwriting and claims staff comprise the remaining members of each committee.

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

We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. A 5% change in our net loss reserves equates to $205.1 million and represents 6.5% of shareholders’ equity at December 31, 2011.

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

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004, 2003 and 2002.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	($ in millions)

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6	3,540.6	4,098.6
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6	2,244.3	2,557.8	2,702.6	2,988.2	3,448.3
Two years later	53.1	398.3	983.5	1,778.8	2,153.1	2,536.0	2,662.5	2,937.6
Three years later	52.4	381.2	952.1	1,726.4	2,114.8	2,480.0	2,621.4
Four years later	49.5	369.5	928.4	1,687.2	2,066.4	2,405.3
Five years later	47.3	365.0	910.5	1,641.2	2,008.1
Six years later	45.1	357.1	890.2	1,608.2
Seven years later	44.2	342.2	870.2
Eight years later	40.6	328.5
Nine years later	37.5
Cumulative redundancy	43.9	153.7	210.0	240.7	343.6	236.0	165.6	72.0	92.3
Cumulative paid losses, net of reinsurance recoveries, as of:(1)
One year later	9.0	88.0	399.7	332.4	585.1	534.2	677.0	550.3	712.9
Two years later	18.7	152.6	452.5	815.4	931.9	1,002.1	1,080.9	1,101.5
Three years later	19.6	156.3	555.1	1,083.3	1,240.0	1,227.0	1,501.9
Four years later	25.4	203.3	597.7	1,310.0	1,379.4	1,520.0
Five years later	27.7	210.4	652.4	1,397.9	1,579.1
Six years later	30.5	225.2	682.2	1,528.8
Seven years later	31.3	233.8	717.9
Eight years later	31.6	244.9
Nine years later	34.7

(1)	The prior period cumulative paid claims, net of reinsurance recoveries for the 2002 year, as of seven years later, was previously reported as $77.8 million and has been reduced by $46.5 million to $31.3 million. The adjustment is due to the reallocation of claims across 2003 and subsequent years. Cumulative paid claims for each of the periods two years to six years later have also been amended due to a similar reallocation.

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	($ in millions)

Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1	3,820.5	4,525.2
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3	2,739.9	2,883.3	3,041.9	3,338.3	3,773.6
Two years later	69.7	433.5	1,174.9	3,027.6	2,634.6	2,896.1	3,011.3	3,330.4
Three years later	69.0	403.7	1,157.4	2,957.4	2,625.9	2,853.5	2,994.3
Four years later	61.8	398.5	1,134.1	2,943.6	2,589.0	2,792.3
Five years later	65.2	393.5	1,118.4	2,909.5	2,541.3
Six years later	62.7	386.1	1,098.4	2,886.0
Seven years later	62.2	371.6	1,082.2
Eight years later	58.6	360.0
Nine years later	55.4
Cumulative redundancy (deficiency)	38.5	165.8	195.7	155.6	278.7	153.7	76.0	0.7	46.9

All our reserves relate to reinsurance or insurance policies incepting on or after January 1, 2002, except for the following amounts assumed as a result of acquisitions:

	Net Reserves as at December 31,
	2011	2010	2009	2008	2007	2006	2005	2004
	($ in millions)

Aspen U.K (formerly City Fire)	$0.2	$0.2	$0.2	$0.2	$0.4	$0.2	$0.8	$2.4
Aspen Specialty Run-off (formerly Dakota Specialty)	0.1	0.2	0.2	1.9	0.6	0.5	1.6	2.8

Total	$0.3	$0.4	$0.4	$2.1	$1.0	$0.7	$2.4	$5.2

For additional information concerning our reserves, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Investments

The Investment Committee of the Board establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and reviews compliance with our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities. Management and the Investment Committee review our investment performance and assess credit and market risk concentrations and exposures to issuers.

We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2011, our investments consisted of a diversified portfolio of highly-rated, liquid, fixed income securities, global equities and money market funds. In March 2011, we invested $175.0 million into a global equity income strategy.

For 2011, we engaged BlackRock Financial Management, Alliance Capital Management L.P., Crédit Agricole Asset Management (Amundi), Deutsche Bank Asset Management, Pacific Investment Management Company and Goldman Sachs Asset Management to provide investment advisory and management services for our portfolio of fixed income and equity assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2011 was 4.7% (2010 — 4.8%). Total return is calculated based on total net investment return, including interest on cash equivalents and any change in unrealized gains/losses on our investments, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2011.

Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks. In 2011, we completed the balance ($500 million) of our $1 billion interest rate swaps program to mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. The interest rate swaps reduce the fixed income portfolio duration by 0.67 years. At December 31, 2011, the fixed income portfolio duration was 2.21 years including the impact of swaps and 2.88 years excluding the impact of swaps. At December 31, 2010, the fixed income portfolio duration was 3.25 years excluding the impact of swaps and 2.90 years including the impact of swaps. As of December 31, 2011, the fixed income portfolio book yield was 3.4% compared to 3.7% as of December 31, 2010.

We employ several third-party investment managers to manage our fixed income assets. We agree separate investment guidelines with each investment manager. These investment guidelines cover, among other things, counterparty limits, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits and a minimum “AA–” portfolio credit rating for the portion of the assets they manage.

The following presents the cost or amortized cost, gross unrealized gains and losses and estimated fair value of available for sale fixed maturities as at December 31, 2011 and 2010:

	As at December 31, 2011
	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$873.9	$58.5	$—	$932.4
U.S. Agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC Guaranteed Corporate	72.5	0.4	—	72.9
Non-U.S. Government-backed Corporate	163.9	3.9	—	167.8
Foreign Government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency Commercial Mortgage-backed	77.1	8.3	—	85.4
Agency Mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total Fixed Maturities — Available for Sale	$5,099.7	$330.1	$(4.0)	$5,425.8

	As at December 31, 2010
	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$701.5	$25.5	$(1.6)	$725.4
U.S. Agency	278.7	23.6	—	302.3
Municipal	31.1	0.4	(0.8)	30.7
Corporate	1,861.2	113.6	(3.7)	1,971.1
FDIC Guaranteed Corporate	123.6	2.2	—	125.8
Non-U.S. Government-backed Corporate	223.6	5.2	—	228.8
Foreign Government	601.0	16.9	(1.0)	616.9
Asset-backed	54.0	4.8	—	58.8
Non-agency Commercial Mortgage-backed	119.7	8.4	—	128.1
Agency Mortgage-backed	1,126.4	48.7	(2.6)	1,172.5

Total Fixed Maturities — Available for Sale	$5,120.8	$249.3	$(9.7)	$5,360.4

Certain securities are denominated in currencies other than the U.S. Dollar. Currency fluctuations are reflected in the estimated fair value presented above.

The scheduled maturity distribution of available for sale fixed income maturity securities as at December 31, 2011 and December 31, 2010 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2011
	Cost or	Fair	Average
	Amortized	Market	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$726.0	$732.9	AA+
Due after one year through five years	1,955.0	2,057.9	AA
Due after five years through ten years	997.9	1,112.3	AA−
Due after ten years	91.4	108.0	AA−

Subtotal	3,770.3	4,011.1
Non-agency Commercial Mortgage-backed	77.1	85.4	AA+
Agency Mortgage-backed	1,195.9	1,268.3	AA+
Other Asset-backed	56.4	61.0	AAA

Total Fixed Income Maturities — Available for Sale	$5,099.7	$5,425.8

	As at December 31, 2010
	Cost or	Fair	Average
	Amortized	Market	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$337.7	$343.8	AA+
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA−
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency Commercial Mortgage-backed	119.7	128.1	AA+
Agency Mortgage-backed	1,126.4	1,172.5	AAA
Other Asset-backed	54.0	58.8	AAA

Total Fixed Income Maturities — Available for Sale	$5,120.8	$5,360.4

The following table summarizes the net realized and unrealized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income for the twelve months ended December 31, 2011, 2010 and 2009.

	Twelve Months Ended December 31,
	2011	2010	2009
	($ in millions)

Available for sale short-term investments and fixed maturities and equity securities:
Gross realized gains	$35.8	$45.3	$24.6
Gross realized (losses)	(8.3)	(7.3)	(10.9)
Trading portfolio short-term investments and fixed maturities:
Gross realized gains	6.2	11.3	3.1
Gross realized (losses)	(1.7)	(2.9)	(0.1)
Net change in gross unrealized gains	(3.3)	1.8	15.6
Equity investments:
Gross realized (losses) from equity investments	(1.5)	—	—
Impairments:
Total other-than-temporary impairments	—	(0.3)	(23.2)
Equity accounted investments:
Gross realized and unrealized gains in Cartesian Iris	3.1	2.7	2.3

Net realized and unrealized investment gains	$30.3	$50.6	$11.4

Change in available for sale unrealized gains and (losses)
Fixed maturities	86.5	53.9	118.2
Equity securities	9.7	—	—

Total change in pre-tax available for sale unrealized gains/(losses)	$96.2	$53.9	$118.2

Change in taxes	(2.7)	2.9	(16.4)

Total change in unrealized gains/(losses), net of taxes	$93.5	$56.8	$101.8

Proceeds from sales and maturities of fixed investments during the twelve months ended December 31, 2011 and 2010 were $2,213.4 million and $2,712.0 million, respectively.

Fixed Maturities — Trading.  The following presents the cost or amortized cost, gross unrealized gains and losses and estimated fair value of trading investments in fixed maturities as at December 31, 2011 and 2010:

	As at December 31, 2011
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$30.3	$2.0	$—	$32.3
U.S. Agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign Government	7.1	0.3	—	7.4
Asset-backed	0.7	—	—	0.7

Total Fixed Maturities — Trading	$380.4	$18.2	$(4.2)	$394.4

	As at December 31, 2010
	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$48.9	$0.1	$(0.7)	$48.3
U.S. Agency	0.5	—	—	0.5
Municipal	3.2	0.1	—	3.3
Corporate	322.4	18.4	(1.0)	339.8
Foreign Government	8.9	0.5	—	9.4
Asset-backed	4.9	—	—	4.9

Total Fixed Maturities — Trading	$388.8	$19.1	$(1.7)	$406.2

We have applied the provisions of Accounting Standards Codification (“ASC”) 820 “Fair Value Measurement and Disclosures” to these financial instruments as this most closely reflects the facts and circumstances of the investments held.

Gross unrealized loss.  The following tables summarize as at December 31, 2011 and December 31, 2010, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale fixed maturities portfolio.

	As at December 31, 2011
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions except per number of securities)

U.S. Government	$6.3	$—	$—	$—	$6.3	$—	2
U.S. Agency	2.7	—	—	—	2.7	—	1
Municipal	2.4	—	—	—	2.4	—	1
Foreign Government	14.6	(0.1)	—	—	14.6	(0.1)	7
Corporate	133.7	(3.4)	11.1	(0.4)	144.8	(3.8)	96
Non-U.S. Government-backed Corporate	17.4	—	3.4	—	20.8	—	14
FDIC Guaranteed	2.0	—	—	—	2.0	—	1
Asset-backed	8.2	—	—	—	8.2	—	20
Agency Mortgage-backed	24.4	(0.1)	0.1	—	24.5	(0.1)	11
Non-agency Commercial Mortgage-backed	0.4	—	0.7	—	1.1	—	2

Total Fixed Income Maturities — Available for Sale	212.1	(3.6)	15.3	(0.4)	227.4	(4.0)	155
Total Short-term investments — Available for Sale	18.1	—	—	—	18.1	—	9
Total Equity investments — Available for Sale	37.5	(5.4)	—	—	37.5	(5.4)	15

Total	$267.7	$(9.0)	$15.3	$(0.4)	$283.0	$(9.4)	179

	As at December 31, 2010
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions except per number of securities)

U.S. Government	$112.9	$(1.6)	$—	$—	$112.9	$(1.6)	28
U.S. Agency	5.5	—	—	—	5.5	—	3
Municipal	16.0	(0.8)	—	—	16.0	(0.8)	6
Foreign Government	110.0	(1.0)	5.0	—	115.0	(1.0)	12
Corporate	188.2	(3.7)	2.2	—	190.4	(3.7)	101
Non-U.S. Government-backed Corporate	24.3	—	—	—	24.3	—	9
Asset-backed	0.2	—	—	—	0.2	—	1
Agency Mortgage-backed	182.6	(2.6)	0.3	—	182.9	(2.6)	57
Non-agency Commercial Mortgage-backed	2.9	—	—	—	2.9	—	4

Total Fixed Income Maturities — Available for Sale	642.6	(9.7)	7.5	—	650.1	(9.7)	221
Total Short-term investments — Available for Sale	45.8	(0.1)	—	—	45.8	(0.1)	22

Total	$688.4	$(9.8)	$7.5	$—	$695.9	$(9.8)	243

As at December 31, 2011, we held 155 fixed maturities (December 31, 2010 — 221 fixed maturities) in an unrealized loss position with a fair value of $227.4 million (2010 — $650.1 million) and gross unrealized losses of $4.0 million (2010 — $9.7 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.

Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

Other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and (a) the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or (b) it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

In our review of fixed maturity investments, other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and (a) we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or (b) it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore our review of these securities utilizes a higher degree of judgment. In our review we consider our ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where a security is considered to be other-than-temporarily impaired, the entire charge is recognized in realized losses in earnings. Again, the cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

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

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total other-than-temporary impairment for the twelve months ended December 31, 2011, was $Nil (2010 — $0.3 million).

U.S. Government and Agency Securities.  U.S. government and agency securities are composed of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as Government National

Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal Home Loan Bank.

Corporate Securities.  Corporate securities are composed of short-term, medium-term and long-term debt issued by corporations and supra-national entities.

Foreign Government Securities.  Foreign government securities are composed of bonds issued and guaranteed by foreign governments such as the U.K., Australia, Canada, Germany and France.

Municipal Securities.  Municipal securities are composed of bonds issued by U.S. municipalities.

Asset-Backed Securities.  Asset-backed securities are securities backed by notes or receivables against assets other than real estate.

Mortgage-Backed Securities.  Mortgage-backed securities are securities that represent ownership in a pool of mortgages. Both principal and income are backed by the group of mortgages in the pool. They include bonds issued by government-sponsored enterprises such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.

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

Equity Securities.  Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale. The portfolio invests in global equity securities with attractive dividend yields.

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

•	Level 1 — Valuations based on unadjusted quoted prices in active markets, to which the Company has access, for identical assets or liabilities.

•	Level 2 — Valuations based on observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities. Inputs include quoted prices for similar assets or liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices which are directly or indirectly observable for the asset or liability (for example interest rates, yield curves, prepayment speeds, default rates, loss severities).

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s own views about the assumptions that market participants would use in pricing the asset or liability.

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

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in our portfolio do not use significant unobservable inputs or modeling techniques. Please refer to Note 6 of our consolidated financial statements for additional information on our fixed income investment portfolio.

Equity securities include U.S. and foreign equity securities which are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

The following tables present the level within the fair value hierarchy at which our financial assets and liabilities are measured on a recurring basis at December 31, 2011 and December 31, 2010.

	As at December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in millions)

Available for sale financial assets, at fair value
U.S. Government	$932.4	$—	$—	$932.4
U.S. Government Agency	—	295.5	—	295.5
Municipal	—	35.6	—	35.6
Foreign Government	548.8	111.6	—	660.4
Non-agency Commercial Mortgage-backed	—	85.5	—	85.5
Agency Mortgage-backed	—	1,268.3	—	1,268.3
Asset-backed	—	61.0	—	61.0
Corporate	—	1,846.4	—	1,846.4
FDIC Guaranteed Corporate	—	72.9	—	72.9
Bonds backed by Foreign Government	—	167.8	—	167.8

Total fixed income maturities available for sale, at fair value	$1,481.2	$3,944.6	$—	$5,425.8
Short-term investments available for sale, at fair value	270.6	27.6	—	298.2
Equity investments available for sale, at fair value	179.5	—	—	179.5

Financial assets held for trading, at fair value
U.S. Government	$32.3	$—	$—	$32.3
U.S. Government Agency	—	1.8	—	1.8
Municipal	—	2.9	—	2.9
Foreign Government	4.1	3.3	—	7.4
Asset-backed	—	0.7	—	0.7
Corporate	—	349.3	—	349.3

Total fixed income maturities trading, at fair value	$36.4	$358.0	$—	$394.4
Short-term investments trading, at fair value	3.4	0.7	—	4.1
Derivatives at Fair Value	—	1.3	—	1.3
Liabilities under Derivative Contracts	—	(2.1)	—	(2.1)

Total	$1,971.1	$4,330.1	$—	$6,301.2

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
	($ in millions)

Available for sale financial assets, at fair value
U.S. Government	$725.4	$—	$—	$725.4
U.S. Government Agency	—	302.3	—	302.3
Municipal	—	30.7	—	30.7
Foreign Government	507.5	109.4	—	616.9
Non-agency Commercial Mortgage-backed	—	128.1	—	128.1
Agency Mortgage-backed	—	1,172.5	—	1,172.5
Asset-backed	—	58.8	—	58.8
Corporate	—	1,964.3	6.8	1,971.1
FDIC Guaranteed Corporate	—	125.8	—	125.8
Bonds backed by Foreign Government	—	228.8	—	228.8

Total fixed income maturities available for sale, at fair value	$1,232.9	$4,120.7	$6.8	$5,360.4
Short-term investments available for sale, at fair value	246.8	39.2	—	286.0

Financial assets held for trading, at fair value
U.S. Government	$48.3	$—	$—	$48.3
U.S. Government Agency	—	0.5	—	0.5
Municipal	—	3.3	—	3.3
Foreign Government	4.1	5.3	—	9.4
Asset-backed	—	4.9	—	4.9
Corporate	—	339.8	—	339.8

Total fixed income maturities trading, at fair value	$52.4	$353.8	$—	$406.2
Short-term investments trading, at fair value	—	3.7	—	3.7
Derivatives at fair value (interest rate swaps)	—	6.8	—	6.8

Total	$1,532.1	$4,524.2	$6.8	$6,063.1

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value. Derivatives at fair value at December 31, 2010, consisted of the interest rate swaps and credit insurance contract as described in Note 9 of our consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2011 and 2010.

	Twelve Months Ended December 31, 2011
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2011	$6.8	$—	$6.8
Total unrealized gains or (losses):
Included in earnings	4.8	—	4.8
Included in comprehensive income	(4.0)	—	(4.0)
Sales	(7.6)	—	(7.6)

Level 3 assets as of December 31, 2011	$—	$—	$—

	Twelve Months Ended December 31, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in earnings	—	(6.7)	(6.7)
Included in comprehensive income	(1.1)	—	(1.1)
Settlements	3.7	—	3.7
Sales	(10.7)	—	(10.7)

Level 3 assets as of December 31, 2010	$6.8	$—	$6.8

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2011 and 2010.

	Twelve Months Ended December 31,
	2011	2010
	($ in millions)

Beginning Balance	$—	$9.2
Fair value changes included in earnings	—	0.3
Settlements	—	(9.5)

Ending Balance	$—	$—

European Fixed Income & Equity Exposures:  As at December 31, 2011, we had $900 million, or 11.8% of our investment portfolio, invested in European issuers. European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. Aspen has no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain, and de minimis holdings of Spanish and Italian corporate bonds and equities.

We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. In August 2010, we amended our investment guidelines to prohibit purchases of Portugal, Ireland, Italy, Greece and Spain (“PIIGS”) sovereign or guaranteed debt. We also prohibited purchases of peripheral European Bank issuers. In November 2010, we amended our investment guidelines to prohibit purchases of corporate bonds issued by companies domiciled in any of the PIIGS countries. In May 2011, we amended our investment guidelines to prohibit purchases of European and U.K. corporate financial issuers including covered bonds. We also added Belgium to our list of prohibited sovereign investments. We do not actively hedge any of our European exposures.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), by rating and by sector as at December 31, 2011. Equity investments included in the table below are not rated (“NR”).

	As at December 31, 2011 by Ratings
Country	AAA	AA	A	BBB	NR	Market Value	Market Value %
	($ in millions except percentages)

Austria	$12.8	$—	$—	$—	$—	$12.8	1%
Belgium	—	—	0.8	1.3	2.5	4.6	1%
Denmark	23.4	—	0.4	—	—	23.8	3%
Finland	6.8	—	—	—	—	6.8	1%
France	63.0	19.3	10.2	1.4	13.0	106.9	12%
Germany	65.6	4.1	13.9	4.1	—	87.7	10%
Italy	—	—	—	0.6	2.3	2.9	0%
Luxembourg	—	—	—	1.3	—	1.3	0%
Netherlands	31.3	36.0	6.9	—	2.2	76.4	8%
Norway	10.0	13.6	—	—	—	23.6	3%
Spain	—	—	0.7	2.6	1.7	5.0	1%
Sweden	—	17.2	0.8	—	6.7	24.7	3%
Switzerland	7.7	23.5	65.2	2.1	9.8	108.3	12%
United Kingdom	278.8	10.8	76.2	6.4	43.1	415.3	46%
Total European Exposures	$499.4	$124.5	$175.1	$19.8	$81.3	$900.1	100%

On January 12, 2012, S&P downgraded the credit rating of Austria and France from “AAA” to “AA+.”

	As at December 31, 2011 by Sectors
						Corporate
		Government			Corporate	Non-					Unrealized
		Guaranteed		Local	Financial	Financial	Covered		Market	Market	Pre-tax
Country	Sovereign	Bonds	Agency	Government	Issuers	Issuers	Bonds	Equity	Value	Value %	Gain/(Loss)
	($ in millions except percentages)

Austria	$—	$12.8	$—	$—	$—	$—	$—	$—	$12.8	1%	$0.4
Belgium	—	—	—	—	0.8	1.3	—	2.5	4.6	1%	0.4
Denmark	—	23.4	—	—	0.4	—	—	—	23.8	3%	0.2
Finland	6.8	—	—	—	—	—	—	—	6.8	1%	0.2
France	20.8	9.8	31.7	—	2.3	19.1	10.2	13.0	106.9	12%	3.4
Germany	17.3	42.3	—	2.9	3.9	14.6	6.7	—	87.7	10%	3.8
Italy	—	—	—	—	—	0.6	—	2.3	2.9	0%	(0.2)
Luxembourg	—	—	—	—	—	1.3	—	—	1.3	0%	(0.1)
Netherlands	—	22.8	8.5	—	25.9	17.0	—	2.2	76.4	8%	2.0
Norway	—	—	21.6	—	—	—	2.0	—	23.6	3%	1.4
Spain	—	—	—	—	—	3.3	—	1.7	5.0	1%	(0.7)
Sweden	—	—	3.5	—	14.5	—	—	6.7	24.7	3%	0.2
Switzerland	3.2	—	—	—	39.3	51.4	4.6	9.8	108.3	12%	5.3
United Kingdom	206.2	48.0	—	—	37.4	60.5	20.1	43.1	415.3	46%	21.6
Total European Exposures	$254.3	$159.1	$65.3	$2.9	$124.5	$169.1	$43.6	$81.3	$900.1	100%	$37.9

Other Investments.  Other investments as at December 31, 2011 and 2010 are as follows:

	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Unrealized	Carrying	Funds	Fair Value of
As at December 31, 2011	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris Offshore Fund L.P.	$30.0	$3.1	$33.1	$—	$33.1

	Opening				Closing
	Undistributed	Realized and			Undistributed
	Fair Value of	Unrealized	Carrying	Funds	Fair Value of
As at December 31, 2010	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

On May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company is not committed to making further investments in Cartesian Iris Offshore Fund L.P.; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2011, fees of $0.7 million (2010 — $0.3 million) were payable to us.

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

We have accounted for our investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2011, our share of gains and losses increased the value of our investment by $3.1 million (2010 — $2.7 million).The change in value has been recognized in realized and unrealized gains and losses in the consolidated statement of operations.

For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest rate swaps.  As at December 31, 2011, we held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2010 — $0.5 billion) that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

As of December 31, 2010, we had $500 million of notional interest rate swaps with Goldman Sachs International (“Goldman”) that had a Net Present Value (“NPV”) in our favor of $6.8 million for which Goldman posted collateral to us as of December 31, 2010 with a market value of $7.7 million. As at December 31, 2011, we had notional amounts of interest rate swaps of $1.0 billion with two counterparties, Goldman ($500 million notional) and Crédit Agricole Corporate & Investment Bank (“Crédit Agricole”) ($500 million notional) under respective ISDA agreements. As of December 31, 2011, our swap positions (NPV) under each of our interest rate swaps with Goldman and Crédit Agricole were “negative” (i.e., in favor of Goldman and Crédit Agricole) for which we posted collateral with a market value of $15.4 million in favor of Goldman and $28.3 million in favor of Crédit Agricole. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

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

In our reinsurance segment, we compete principally with ACE Limited (“ACE”), Allied World Assurance Co Holdings, AG (“AWAC”), Alterra Capital Holdings Limited, Arch Capital Group Ltd., Ariel Reinsurance Company Ltd, Axis Capital Holdings Limited (“Axis”), Berkshire Hathaway Inc., Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Limited, Flagstone Reinsurance Holdings Ltd, Folksamerica Reinsurance Company, General Re Corporation, the Hannover Re Group (“Hannover Re”), Lancashire Holdings Limited, Montpelier Re Holdings Limited, Munich Reinsurance Company, PartnerRe Ltd., Odyssey Re Holdings Corp, Platinum Underwriters Holdings Ltd., QBE Insurance Group, Renaissance Re Holdings Ltd., SCOR Group (“SCOR”), Swiss Reinsurance Company, Transatlantic Holdings, Inc., Validus Holdings Ltd, XL Capital Ltd. (“XL”) and various Lloyd’s syndicates.

In our insurance segment, we compete with ACE, Admiral Insurance Company, Affiliated FM Insurance Company, Allianz SE, Allied World, Amlin Plc, Argo, Aviva, AXA, Axis, Beazley Group Plc, Brit, Catlin Group Ltd., Chartis, Chubb, CNA Financial Corporation, Crum & Forster Holdings Corp., Endurance, HDI-Gerling, Global Aerospace Underwriting Managers Limited, Hannover Re, Hiscox Ltd, Houston Casualty Company, Ironshore, Lexington Insurance Company, Liberty Mutual Insurance Company, QBE Insurance Group, Markel International Insurance Company Limited (“Markel”), Mitsui Sumitomo Insurance Company Limited, Navigator’s, Pacific, RSA Insurance Group plc., RLI Corp., RSUI Group Inc., Tokio Marine Europe Insurance Limited, Towergate Underwriting Group Limited, Travelers Insurance, SCOR, Scottsdale Insurance Company, White Mountains Insurance Group, XL Zurich Financial Services AG and various Lloyd’s syndicates.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2012, our Operating Subsidiaries are rated as follows:

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

Employees

As of December 31, 2011, we employed 802 persons through the Company and our wholly-owned subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2011 and 2010, our employees were located in the following countries:

	As at	As at
	December 31,	December 31,
Country	2011	2010

United Kingdom	446	377
United States	251	199
Bermuda	51	53
France	4	5
Switzerland	28	24
Singapore	10	9
Ireland	9	8
Germany	3	3

Total	802	678

Regulatory Matters

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.

The discussion below summarizes the material laws and regulations applicable to our Operating Subsidiaries. In addition, our Operating Subsidiaries have met and exceeded the solvency margins and ratios applicable to them.

Bermuda Regulation

General.  As a holding company, Aspen Holdings is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulate the insurance business of Aspen Bermuda, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Of the six classifications of insurers carrying on general business, Aspen Bermuda is registered as a Class 4 Insurer which is the highest classification.

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

The Insurance Act imposes solvency, capital adequacy and liquidity standards and auditing and reporting requirements. It also grants the BMA powers to supervise, investigate, require information and the production of documents, and intervene in the affairs of insurance companies. Significant requirements include the appointment of an independent auditor, the appointment of a loss reserve specialist and the filing of the required annual returns with the BMA.

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

Restrictions on Dividends.  Aspen Bermuda and Aspen Holdings must also comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 Insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files a solvency affidavit at least seven days in advance.

Enhanced Capital Requirements and Minimum Solvency.  Effective December 31, 2008, the BMA introduced a risk-based capital adequacy model called the Bermuda Solvency Capital Requirement (“BSCR”) for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The framework that has been developed and is set out in the Insurance (Prudential Standards) (Class 4 and Class 3B Solvency Requirement) Rules 2008, as amended (“Solvency Rules”), applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation and in moving towards the implementation of a risk-based capital approach, the BMA proposes that insurers operate at or above a threshold captive level (termed the Target Capital Level (“TCL”)), which exceeds the BSCR (Enhanced Capital Requirement (“ECR”)) or approved internal capital model (“ICM”) minimum amounts. The new capital requirements require insurers to hold available statutory capital and surplus equal to or exceeding ECR and set the TCL at 120% of ECR. Aspen Bermuda holds capital in excess of its TCL.

In addition to the risk-based solvency capital regime described above is the minimum solvency margin test set out in the Insurance Returns and Solvency Amendment Regulations 1980, as amended. While it must calculate its ECR annually by reference to either the BSCR or an approved internal model, a Class 4 Insurer is also required to meet a margin of solvency as well as minimum amounts of paid-up capital for registration (termed the Regulatory Capital Requirement, “RCR”). Under the RCR, the value of the general business assets of a Class 4 insurer must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin, being equal to the greater of:

(a) $100,000,000;

(b) 50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written); or

(c) 15% of net losses and loss expense reserves.

The BMA has also introduced a three tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital. Only Tier 1 and Tier 2 Capital may be used to support an insurer’s minimum solvency margin. Only certain percentages of Tier 1, 2 and 3 Capital may be used to satisfy an insurer’s ECR. Any combination of Tier 1, 2 or 3 Capital may be used to meet the TCL.

The Solvency Rules introduced a new regime that requires Class 4 insurers to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”). The CISSA will allow the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The Solvency Rules also introduced a Catastrophe Risk Return which must be filed with the BMA and which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

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

Change of Controller and Officer Notifications.  Under the Insurance Act, each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller. Aspen Bermuda is required to notify the BMA in writing in the event of any person has become or ceased to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Aspen Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda.

Aspen Bermuda is also required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

The Bermuda Insurance Code of Conduct.  The BMA has implemented an insurance code, the Insurance Code of Conduct (the “Bermuda Insurance Code”), which came into effect on July 1, 2010. The BMA established July 1, 2011 as the date of compliance for commercial insurers, like Aspen Bermuda.

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

Group Supervision.  Following the implementation in 2010 of enabling legal and infrastructural measures for group supervision, along with pilot reviews and trial runs, the BMA has begun to implement the framework for group supervision. Key elements of the legislative infrastructure recently implemented by the BMA are:

•	the Insurance (Group Supervision) Rules 2011 (“Group Supervision Rules”) which set out the rules in respect of: the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group; and supervisory reporting and disclosures of the insurance group. The majority of the Group Supervision Rules will come into operation on January 1, 2013. However, certain sections came into operation on January 16, 2012 which include that every insurance group must prepare (a) consolidated financial statements of the parent company of the group, (b) financial statements of the parent company of the group, and (c) annual statutory financial return, each of which is to be prepared in accordance with the Group Supervision Rules. The BMA has recently announced that the transition period for insurers to bring their capital instruments into compliance with the BMA’s eligible capital standards has been extended to ten years to January 1, 2024 (from the original five years); and

•	the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 (the “Group Solvency Rules”) which came into operation on January 16, 2012 (with the exception of the provision pertaining to the duty to comply with the enhanced capital requirement, which will come into effect on January 1, 2013). The Group Solvency Rules set out the rules in respect of the capital and solvency return and enhanced capital requirements for an insurance group.

U.K. and E.U. Regulation

General.  The Financial Services Authority (the “FSA”) is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including insurance, investment management, deposit taking and most other financial services carried on by way of business in the U.K.). Aspen U.K. has received authorization from the FSA to effect and carry out contracts of insurance (which includes reinsurance) in the U.K. in all classes of general (non-life) business. An insurance company with FSA authorization to write insurance business in the U.K. may provide cross-border services in other member states of the European Economic Area (“EEA”) subject to notifying the FSA prior to commencement of the provision of services and the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state. Aspen U.K. has notified the FSA of its intention to write insurance and reinsurance business in other EEA member states. As a result, Aspen U.K. is licensed to write insurance business under the “freedom of services” and under the “freedom of establishment” rights contained in European Commission Insurance Directives within the EEA members states and as a general insurer is also able to carry out reinsurance business on a cross-border services basis across the EEA. The FSA remains responsible for the supervision of Aspen U.K.’s European branches. On November 26, 2010, Aspen U.K. exempted ARML from FSA authorization, by making it an Appointed Representative. As a consequence, Aspen U.K. accepts full responsibility, including any liabilities that might arise, for the regulated activities that ARML performs on its behalf.

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons.

Supervision.  The FSA carried out a risk assessment visit to Aspen U.K. in 2008 and no material items arose out of the visit. A subsequent risk assessment and high level review of our Individual Capital Assessment (“ICA”) took place in October 2011. The FSA has provided verbal feedback on both aspects of its review and has highlighted a small number of areas where it intends to perform additional work. None of these are believed to be material at this stage, although the FSA’s final report will not be published until March 2012.

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

In addition to its required minimum solvency margin each insurance company is required to calculate an ECR, which is a measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to a company’s business profile which includes capital charges based on assets, claims and premiums. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the ICA. As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA gives individual capital guidance regularly to insurers and reinsurers following receipt of ICAs. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer. Additionally, Aspen U.K. is required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance branch in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements.

An insurer that is part of a group is also required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and is not publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result where the ultimate parent undertaking is outside the EEA, the FSA may take action where it considers that the solvency of the U.K. insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009 and is expected to be implemented on January 1, 2014. For more information regarding the risks associated with Solvency II, please refer to Item 1A, “Risk Factors”.

Change of Control.  The FSA regulates the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under Financial Services and Markets Act (“FSMA”). Any company or individual that (together with any person with whom it or he is “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. or AMAL (as relevant) by the FSA. Failure to make the relevant prior application would constitute criminal offence. A person who is already deemed to have “control” will require prior approval of the FSA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.

Changes to U.K. Regulation.  In June 2010, the U.K. Chancellor announced the government’s intention to create three new regulatory bodies:

•	the Prudential Regulation Authority (the “PRA”);

•	the Financial Policy Committee (the “FPC”); and

•	the Consumer Protection and Markets Authority (the “CPMA”), now the Financial Conduct Authority (“FCA”), a specialist regulatory authority focusing on consumer protection and markets.

The FSA has established a regulatory reform program, which is working jointly with the Bank of England and the Treasury to design the regulatory and operating models for the new authorities and manage the transition to the new structure. The expectation is that the new regulatory structure will be in place sometime in the second half of 2012.

The FSA has already started to evolve towards this new structure and will take a progressive approach to changing certain regulatory processes permitted within existing statutory remit so that the FSA can begin to operate a more ‘twin peaks’ style of regulation. It is Aspen U.K.’s current understanding that it will be supervised and regulated by both the PRA and FCA.

The FSA will be responsible for operating this transition structure, but in designing it the FSA will be consulting with the Bank of England to ensure maximum continuity in relation to the PRA. The final design of the PRA will be a joint decision with the Bank of England.

We should not underestimate the fact that a de-merger of the FSA is a complex and resource-intensive exercise which carries significant execution risk. The key risk stems from the impact on the FSA staff and the need for FSA management to devote time to the design and implementation of the new structure.

Branch Regulations

Switzerland

General.  Aspen U.K. established a branch in Zurich, Switzerland to write property and casualty reinsurance. The Federal Office of Private Insurance (“FOPI”), a predecessor to Financial Markets Supervisory Authority (“FINMA”) confirmed that the Swiss branch of Aspen U.K. for its reinsurance operations is not subject to its supervision under the Insurance Supervision Act (Switzerland), so long as the Swiss branch only writes reinsurance. If Swiss legislation is amended, the Swiss reinsurance branch may be subject to supervision by FINMA in the future.

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

Supervision.  The MAS conducted a review in June 2010 of the Singapore branch of Aspen U.K. and set the rating at “Medium-High”. No material issues were identified and this was reflected in the rating. This rating was confirmed by the MAS in 2011.

Canada

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

Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in November 2009. The Canadian branch of Aspen U.K. received a “Moderate” rating. No material issues were identified and this was reflected in the rating.

Australia

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

Please refer to Note 18(a) of our consolidated financial statements for additional information on our branches.

Other Applicable FSA Regulations

General.  We purchased APJ Services Limited, a U.K. based insurance broker in 2010. APJ Services Limited, now AUSSL, is authorized and regulated by the FSA but is subject to a separate prudential regime and other requirements for insurance intermediaries under the FSA Handbook.

Lloyd’s Regulation

General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Our Lloyd’s operations are subject to regulation by the FSA, as established by FSMA. We received FSA authorization on March 28, 2008 for AMAL. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. We received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the FSA’s own regulatory requirements. If it appears to the FSA that either Lloyd’s is not fulfilling its regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene in accordance with its powers under the FSMA. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AUL and their respective directors, is subject to the Lloyd’s supervisory regime.

Supervision.  AMAL was in scope for the FSA risk assessment visit performed in October 2011. The FSA has provided verbal feedback on its review and has confirmed that its final report will be published in March 2012.

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

Restrictions.  A Reinsurance to Close (“RTC”) is a reinsurance contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium. An RTC is put in place after the third year of operations of a syndicate year of account. If the managing agency concludes that an appropriate RTC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

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

Supervision.  JFSC undertook a review of APJ Jersey in November 2009 just prior to our purchase of the company. No material matters were brought to the attention of APJ Jersey’s prior management arising from that review.

U.S. Entities and Regulation

General.  Aspen Specialty is licensed and domiciled as a property and casualty insurance carrier in North Dakota and is eligible to write surplus lines policies on an approved, non-admitted basis in 48 U.S. states and the District of Columbia. It accepts business only through surplus lines brokers and does not market directly to the public.

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

Aspen U.K. is also writing surplus lines business in certain states, as noted above. In certain U.S. jurisdictions, in order to obtain surplus lines approvals and eligibilities, a company must first be included on the IID List. Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As of December 31, 2011, Aspen U.K.’s surplus lines trust fund was $102.7 million.

Certain jurisdictions also require annual requalification filings from Aspen U.K. to maintain the company’s surplus lines eligibility. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information. As a result of the Dodd-Frank Act, such state regulatory filings for non-U.S. surplus lines insurers will be eliminated, but it remains unclear what the IID filing requirements will be in the future.

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

In addition, on August 16, 2010, we completed our purchase of FFG Insurance Company, a Texas-domiciled insurance company with licenses to write insurance business on an admitted basis in the U.S. This company has been renamed Aspen American Insurance Company (“AAIC”). As of December 31, 2011, 48 U.S. states and the District of Columbia have granted full licensing authority to AAIC.

Aspen Management is a licensed surplus lines brokerage company based in Boston, Massachusetts with branch offices in Arizona, Connecticut and Georgia. Aspen Management serves as a producer only for companies within the Aspen Group, and does not act on behalf of third parties or market directly to the public, although it is authorized to do so.

ASIS is a licensed California-domiciled insurance producer authorized to place surplus lines business located in California. ASIS does not act on behalf of third parties or market directly to the public, although it is authorized to do so.

In 2009, Aspen Solutions was created as a Connecticut-domiciled property, casualty and surplus lines producer. Aspen Solutions does not act on behalf of third parties or market directly to the public, although it is authorized to do so.

Aspen Re America is incorporated in Delaware and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. Similarly, ARA-CA was created in 2007 to serve as a California reinsurance intermediary. Aspen Re America and ARA-CA both act as brokers for Aspen U.K. only and do not currently serve as intermediaries for third parties or market directly to the public, although they are authorized to do so under their state licenses.

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

U.S. Insurance Holding Company Regulation of Aspen Holdings.  Aspen U.S. Holdings is the direct holding company parent of all above entities and is domiciled in Delaware. Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota, where Aspen Specialty is domiciled, and AAIC and its affiliates are subject to the insurance holding company laws of Texas, where AAIC is domiciled. These laws generally require that each company furnish annual information about certain transactions with affiliated companies within the same holding company system. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty or AAIC, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance (“NDCI”) for Aspen Specialty, or the Texas Commissioner of Insurance (“TCI”) for AAIC.

Change of Control.  Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquirer must make a disclaimer of control filing with the insurance department of such state and obtain approval thereon. Prior to granting approval of an application to acquire control of a domestic insurer, the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquirer, the integrity and management of the acquirer’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Generally, state insurance statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Because a person acquiring 10% or more of Aspen Holdings’ ordinary shares would indirectly acquire the same percentage of common stock of Aspen Holdings’ U.S. operating subsidiaries, the U.S. insurance change of control laws will likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Aspen Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Aspen Holdings might consider to be desirable.

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

State Dividend Limitations.  Under North Dakota and Texas insurance laws, Aspen Specialty and AAIC may only pay dividends to their respective parent companies out of earned surplus. In North Dakota and Texas, earned surplus is defined as an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer submitted to the applicable state insurance regulator, including all or part of the surplus arising from unrealized capital gains or revaluation of assets.

In addition, the ability of Aspen Specialty and AAIC to declare or pay any dividend, together with all dividends declared or distributed by it within the preceding twelve months, exceeds the greater of:

•	10% of its policyholders surplus as of the 31st day of December of the preceding year; or

•	the statutory net income, not including realized capital gains for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding);

will be subject to the prior approval of the applicable domestic state insurance regulator. Any dividend paid by Aspen Specialty and AAIC must first be paid to its parent company. If the parent company is also an insurer, as is the case with Aspen Specialty and AAIC, the parent company or companies must also meet their own dividend eligibility requirements set forth above in order to pass along any dividends received from subsidiary insurance companies.

The dividend limitations imposed by North Dakota and Texas insurance laws are based on the statutory financial results of the Company’s U.S. operating subsidiaries determined by using statutory accounting practices which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2010, Aspen Specialty and AAIC did not have earned surplus and therefore could not declare or distribute dividends in 2011.

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

SAP, which is established by the NAIC and adopted by the Departments of Insurance of most states, determines, among other things, the amount of statutory surplus and statutory net income of our U.S. Operating Subsidiaries and thus determines, in part, the amount of funds they have available to pay as dividends to parent company entities.

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

Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to do business in the U.S., although Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions as an alien, non-admitted insurer. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-domestic insurers and reinsurers. We do not intend that Aspen Bermuda maintains an office or solicits, advertises, settles claims or conducts other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. However, Aspen Bermuda has been recently authorized by the BMA to commence writing excess casualty insurance business. This effectively means that U.S. insureds are able to go out of state directly to Aspen Bermuda to insure their risks without the involvement of a local broker. Aspen U.K. does not maintain an office in the U.S. but writes excess and surplus lines business as an approved, but non-admitted, alien surplus lines insurer. It accepts business only though licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.

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

For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post contract-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,065.5 million and $1,170.5 million at December 31, 2010 and 2011, respectively. In the past, Aspen U.K. has applied for “trusteed reinsurer” approvals in states where U.S. cedants are domiciled and is currently an approved trusteed reinsurer in 49 U.S. jurisdictions.

As a result of the Dodd-Frank Act, beginning on July 22, 2011, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. We note that as a result, several states have begun efforts to change their credit for reinsurance laws and regulations as Florida and New York already have, so that qualifying non-admitted reinsurers meeting certain minimum rating and capital requirements would, upon application to the state Insurance Departments, be permitted to post less than the 100% collateral currently required in most U.S. states. As collateral reduction efforts continue, we will continue to monitor developments. Aspen U.K. and Aspen Bermuda intend to seek approval to post reduced collateral in relevant states.

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

We outline below factors that could cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the United States Securities and Exchange Commission (the “SEC”). The risks and uncertainties described below are not the only ones we face. However, these are the risks our management believes to be material as of the date of this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

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

As part of our insurance and reinsurance operations, we assume substantial exposure to losses resulting from natural catastrophic events including severe weather, floods, wildfires, volcanic eruptions and earthquakes. The severe weather events to which we are exposed include tropical storms, cyclones, hurricanes, winter storms, tornadoes, hailstorms and severe rainfall causing flash floods.

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

•North American tornadoes, hailstorms and winter storms
•Earthquakes in South and Central America and Canada
•Earthquakes in Europe, Turkey and Israel
•Earthquakes in Australia and New Zealand
•Windstorms making landfall in Australia, Hong Kong and islands in the Caribbean

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

We seek to limit the amount of exposure from any one insured or reinsured and the amount of the exposure to catastrophe losses from a single event in any geographic zone. We monitor on a regular basis our exposure to catastrophic events, including earthquake and wind storms against set limits. Currently, we seek to limit the probable maximum post-tax loss to 25% of total shareholders’ equity for a severe catastrophic event that could be expected to occur on average once in 250 years and to 17.5% for a catastrophic event that could be expected to occur on average once in 100 years, although we may change these thresholds at any time. There can be no guarantee that we will not suffer losses in excess of these limits due to the inherent uncertainties in estimating the severity and frequency of the events and the error margin resulting from potential inaccuracies and inadequacies in external data provided, the modeling techniques and application of such techniques or as a result of a decision to change the percentage of shareholders’ equity exposed to a single catastrophic event.

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

Given the scientific uncertainty of predicting the effect of climate cycles and global warming on the frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated exposures and potential losses which could have a material adverse effect on our financial condition or results of operations.

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

In addition, we may suffer multiple losses from economic, political and financial market events through our writing of lines of business such as trade credit, political risks and terrorism, credit and surety reinsurance, professional indemnity, financial institutions and management liability.

For example, we may have substantial exposure to large, unexpected losses resulting from acts of war, acts of terrorism and political instability. Although we may attempt to exclude losses from terrorism and certain other similar risks from some coverages we write, we may not be successful in doing so. In our trade credit, political risks and terrorism lines, we write traditional political risks including equity based investment risks, lenders interest, asset protection against political violence and related physical damage. These risks are inherently difficult to underwrite as they require a complex evaluation of the credit and geo-political risks. We also underwrite financial risk which includes all types of trade, debt and project finance. We attempt to manage our risk by diversifying our portfolio and enforcing line size and country aggregation limits by stress and scenario testing for these lines of business. However, due to the inherent uncertainties in the model including but not limited to the assumptions and underlying data used and the current economic climate, there could be an increase in frequency and/or severity of political events in multiple countries that could result in losses that could materially exceed our expectations.

We also write war and terrorism cover on a stand-alone basis. We have reduced our lines on these stand-alone policies and buy specific reinsurance. For example, we generally exclude acts of terrorism and losses stemming from nuclear, biological, chemical and radioactive events; however, some states in the United States do not permit exclusion of fires following terrorist attacks from insurance policies and reinsurance treaties. Where we believe we are able to obtain pricing that adequately covers our exposure, we have written a limited number of reinsurance contracts covering solely the peril of terrorism, including losses stemming from nuclear, biological, chemical and radioactive events. These risks are inherently unpredictable and recent events may lead to increased frequency and severity of losses. It is difficult to predict the timing of these events with statistical certainty or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be materially adversely affected.

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

We may face increased exposure as a result of litigation related to the crisis in the financial markets and recession, volatility in the capital and credit markets, the distress of global financial institutions and the Eurozone debt crisis. These economic and market conditions may increase allegations of misconduct or fraud against institutions that are impacted. Shareholders are bringing securities class actions against companies and lawsuits against company executives, directors and officers at investment banks, insurance companies, U.S. sub-prime lenders, Real Estate Investment Trusts (“REITs”), and other financial institutions, as well as their respective advisors. Actions like this could result in significant professional liability claims on D&O and E&O policies. The full extent of our liability and exposure to financial institutions and professional liability claims in our financial and professional lines as well as our casualty reinsurance line may not be known for many years after a contract is issued. This could adversely affect our financial condition or results of operations.

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

As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. In addition, any prolonged economic downturn could result in reduced demand for insurance and reinsurance products which could adversely impact the pricing of our products. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. In 2011, a general climate of poor rate levels and soft market conditions continued for a significant number of our business lines though we have experienced some positive-rate movement in catastrophe-exposed property reinsurance risks. For 2012, we expect rates to harden in particular in certain property and casualty lines. In respect of current market conditions, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Current Market Conditions, Rate Trends and Developments in Early 2012.” Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. To the extent these trends emerge, our financial condition or results of operations could be adversely affected.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Many of our contracts in most of our lines of business are generally for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future results of operations could be materially adversely affected. This risk is especially prevalent in the first quarter of each year when a larger number of reinsurance contracts are subject to renewal.

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

There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, there is still the potential for adverse development from litigation associated with Hurricane Katrina and losses related to the 2011 catastrophe events, in particular the Thailand floods. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis. There is also a potential for new areas of claims to emerge as underlying this segment are many long-tail lines of business. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009 and there is also a specific area of uncertainty relating to a book of New York Contractor business.

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

Market and Liquidity Risks

Fluctuations in our investment portfolio may adversely impact our shareholders’ equity.

The substantial majority of our investment portfolio consists of fixed income securities. A material decrease in the value of our investments, as a result of market fluctuations or more severe crises, such as the Eurozone debt crisis, could have a material adverse impact on shareholders’ equity.

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

Interest rates and bond yields are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to take measures to manage the risks of investing in a changing interest rate environment, we may not be able to mitigate interest rate sensitivity effectively. Our interest rate strategy includes maintaining a fixed income portfolio, diversified by sector and obligor and emphasizing higher-rated securities, with a short duration of 2.88 years to reduce the effect of interest rate changes on book value. In addition, we are currently using interest rate swaps to hedge interest rate risk where we pay fixed and receive floating coupons. Despite our mitigation efforts, a significant increase in interest rates could have a material adverse effect on our book value and results of operations.

Deterioration in the public debt and equity markets and other investment risks could lead to investment losses, which could affect our financial results and ability to conduct business.

The performance of our cash and investment portfolio has a significant impact on our financial results. Failure to successfully execute our investment strategy could adversely affect our results of operations or financial condition. Since investing entails substantial risks, we cannot assure you that we will achieve our investment objectives and our investment performance may vary substantially year-to-year.

Our funds are invested by several professional investment management firms under the direction of our Investment Committee in accordance with detailed investment guidelines set by us. See “Business — Investments” under Item 1, above. Although our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines, our investments are subject to a variety of financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades of some credits, which include most recently the downgrade of U.S. government securities and the European Financial Stability Facility in connection with the Eurozone debt crisis, may cause us to experience significant losses in our investment portfolio. Market volatility can make it difficult to value certain of our securities if trading becomes less frequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2011, $225.6 million of our income before tax was derived from our net invested assets.

The aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives could adversely affect our ability to conduct our business.

Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results and ability to conduct business.

We hold, and may in the future purchase, certain investments that may lack liquidity, such as non-agency Residential Mortgage-Backed Securities, Asset-Backed Securities and Commercial Mortgage-Backed Securities. During the height of the financial crisis even some of our very high quality assets were more illiquid than normal. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. If we were forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our business, financial condition or results of operations could be adversely affected.

Our investment portfolio includes below investment-grade or unrated securities that have a higher degree of credit or default risk which could adversely affect our results of operations and financial condition.

Our investment portfolio is primarily invested in high quality, investment-grade securities. However, as a result of downgrades, a small portion of the portfolio is in below investment-grade or unrated securities. At December 31, 2011, below investment-grade or unrated fixed income securities comprised approximately 0.1% of our aggregate investment portfolio (represents total investments plus cash and cash equivalents). Equity investments are not rated and comprise approximately 2.4% of our aggregate investment portfolio. We may also invest in ‘high yield’ securities in the future. These securities also have a higher degree of credit or default risk and are much less liquid than the rest of our portfolio. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place investment guidelines to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of prolonged economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income and capital, adversely affecting our financial condition and results of operations.

We may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our operations are the U.S. Dollar, the British Pound, the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singaporean Dollar. During the course of 2011, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.6702 to a low of £1:$1.5414. For the twelve months ended December 31, 2011, 2010 and 2009, 18.0%, 19.8% and 15.2%, respectively, of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our results of operations.

We have used forward exchange contracts to manage our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, which could adversely affect our operating results.

The persistence of the recent financial crisis and the Eurozone debt crisis or recurrence of similar crises could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In recent years, worldwide financial markets experienced a severe economic downturn which has led, among other things, to dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act in 2009 in the U.S. There continues to be significant uncertainty regarding the timeline for a full global economic recovery.

The current state of the global economy and capital markets affects (among other aspects of our business) the demand for and claims made under our policies, the ability of insureds, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Developments in the financial markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. In the event there is further deterioration or volatility in financial markets or general economic conditions, it could result in a prolonged economic downturn or recession and our results of operations, financial position and liquidity could be materially and adversely affected.

In addition, global markets and economic conditions recently have been negatively impacted by the ability of certain E.U. member states to service their sovereign debt obligations. If the fiscal obligations of these E.U. member states continue to exceed their fiscal revenue, taking into account the reactions of the credit and swap markets, the ability of such member states to service their debt in a cost efficient manner will be impaired. The continued uncertainty over the outcome of various E.U. and international financial support programs and the possibility that other E.U. member states may experience similar financial pressures could further disrupt global markets. In particular, this crisis has disrupted and could further disrupt equity and fixed income markets and could result in volatile bond yields on the sovereign debt of E.U. members.

The issues arising out of the current sovereign debt crisis may transcend the E.U., cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of E.U. member economies, and likewise affect U.K. and U.S.- based financial institutions, the stability of the global financial markets and any economic recovery. If an E.U. member state were to default on its obligations or seek to leave the Eurozone, the impact on the financial and currency markets would be significant and could materially impact all financial institutions, including our business, financial condition, results of operation and liquidity.

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

We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. See Item 1 above, “Business — Business Distribution” for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. In addition, as brokers merge with, or acquire, each other, there could be further strain on our ability to access business due to a reduction in distribution channels. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.

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

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. We also hold as investments various fixed income securities issued by financial institutions, which may be unsecured. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and results of operations.

Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.

We are a holding company and, as such, have no substantial operations of our own. We do not expect to have any significant operations or assets other than our ownership of the shares of our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and to pay dividends, to our preference shareholders and ordinary shareholders, if any. Our Operating Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make loans to other Group companies. The inability of our Operating Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Entities and Regulation — State Dividend Limitations” in Item 1, above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other distributions. Under the Bermuda Companies Act, we may declare or pay a dividend out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to pay our liabilities as they become due or if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. There are further restrictions to those outlined above and as such if you require dividend income you should carefully consider these risks before investing in us. For more information regarding restrictions on the payment of dividends by us and our Operating Subsidiaries, see “Business — Regulatory Matters” in Item 1, above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7.

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

Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater expenses relating to customer acquisition and retention, which could have a material adverse impact on our growth and profitability. We have recently experienced increased competition in some lines of business which has caused a decline in rate increases or a reduction in rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent events may result in political, regulatory and industry initiatives which could adversely affect our business.

Governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance particularly where a large event leads to withdrawal of capacity from the market. As a result of the financial crisis affecting the banking system and financial markets, a number of government initiatives have been launched recently that are designed to stabilize market conditions. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular, although we continue to monitor these and similar proposals. See “Regulatory Risks” below.

Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, S&P and/or Moody’s. A.M. Best affirmed Aspen Bermuda’s and Aspen U.K.’s financial strength rating to “A” (Excellent). In addition, Aspen Specialty’s and AAIC’s rating was affirmed as part of the Aspen Group rating. Our business written through Syndicate 4711 also benefits from Lloyd’s rating which is currently “A” (Excellent) by A.M. Best and “A+” (Strong) by S&P. If our or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it might be more difficult for us to market our products, to expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some ceding company clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, results of operations, liquidity and financial flexibility.

A downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below “B++” would constitute an event of default under our revolving credit facility with Barclays Bank plc and other lenders. A lower rating may lead to higher borrowing costs, thereby adversely impacting our liquidity and financial flexibility.

Acquisitions or strategic investments that we may make could turn out to be unsuccessful.

As part of our long-term strategy, we may pursue growth through acquisitions and/or strategic investments in businesses or new underwriting or marketing platforms. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, new personnel, new underwriting or marketing platforms could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, higher levels of claims than is reflected in reserves and an inability to generate sufficient revenue to offset acquisition costs. Any future acquisitions or strategic investments may expose us to operational risks including:

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

As non-U.S. reinsurers, Aspen Bermuda and Aspen U.K. are required to post collateral security with respect to liabilities they assume from ceding insurers domiciled in the United States. The posting of collateral security is generally required in order for U.S. ceding companies to obtain credit in their U.S. statutory financial statements with respect to liabilities ceded to foreign reinsurers. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by third-party trustees or funds-withheld arrangements whereby the trust assets are held by the ceding company. Aspen U.K. and Aspen Bermuda are required to post letters of credit or establish other security for their U.S. cedants in an amount equal to 100% of reinsurance recoverables under the agreements to which they are a party with the U.S. cedants.

As a result of the Dodd-Frank Act, beginning on July 22, 2011, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. We note that as a result, several states have begun efforts to change their credit for reinsurance laws and regulations as Florida and New York already have, so that qualifying non-admitted reinsurers meeting certain minimum rating and capital requirements would, upon application to the state Insurance Departments, be permitted to post less than the 100% collateral currently required in most U.S. states. Aspen U.K. has sought approval to post reduced collateral in relevant states. Aspen Bermuda has received approval to post reduced collateral in Florida and New York.

We have currently in place letters of credit facilities and trust funds, as further described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity,” to satisfy these requirements. If these facilities are not sufficient or if we are unable to renew these facilities at their expiration due to credit market constraints or unable to arrange for other types of security on commercially-acceptable terms, the ability of Aspen Bermuda and Aspen U.K. to provide reinsurance to U.S.- based clients may be severely limited. Security arrangements may subject our assets to security interests and/or require that a portion of our assets be pledged to, or otherwise held by, third parties and, consequently, reduce the liquidity of our assets. Although the investment income derived from our assets while held in trust typically accrues to our benefit, the investment of these assets is governed by the investment regulations of the state of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda or U.K. law or under our investment guidelines. These restrictions may result in lower investment yields on these assets, which could adversely affect our profitability. As at December 31, 2011, we had $2,675.5 million in U.S. trust funds and pledged as collateral for secured U.S. dollar denominated letters of credit.

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

Our Operating Subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or to engage in certain activities that are regulated in one or more of the jurisdictions in which we operate and could subject us to fines and other sanctions, which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our Operating Subsidiaries are subject could have a material adverse effect on our business. See “Business — Regulatory Matters” in Item 1, above.

Aspen U.K.  Aspen U.K. has authorization from the FSA to write all classes of general insurance business in the United Kingdom. As an FSA authorized insurer, the insurance and reinsurance businesses of Aspen U.K. will be subject to supervision by the FSA. Changes in the FSA’s structure or requirements from time to time may have an adverse impact on the business of Aspen U.K.

In June 2010, the U.K. Government announced its intention to create a new regulatory framework to replace the FSA. We can give no assurance as to how this change in regulatory structure may impact the regulatory landscape in the U.K. Unexpected change to market practices may become necessary or desirable as a result of actions taken by the new regulatory bodies, which may impact our results of operations.

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

Aspen U.K. is required to provide the FSA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty or Syndicate 4711 were to experience financial difficulties, it could affect the “solvency” position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen U.K. The FSA requires insurers and reinsurers to calculate their ECR, an indicative measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to its business profile which includes capital charges based on assets, claims and premiums. The FSA may give insurers “individual capital guidance,” which may result in guidance that a company should hold capital in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K., impacting our profitability.

The EU Directive on Solvency II may affect the way in which Aspen U.K. manages its business and may lead to Aspen Bermuda posting collateral in respect of its EEA cedants.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009 and is expected to be implemented on January 1, 2014. Solvency II presents a number of risks to Aspen U.K. and AMAL. Insurers are expecting to undertake a significant amount of work to ensure that they will meet the new requirements and this may divert finite resources from other business related tasks. In addition, the measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until the second half of 2012; consequently, Aspen’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. Increases in capital requirements as a result of Solvency II may be required and may impact our results of operations. Further, under Solvency II, unless the European Commission assesses the regulatory regime in Bermuda as “equivalent” to Solvency II, then Aspen Bermuda may be required to post collateral in respect of any reinsurance of EEA cedants, including Aspen U.K., which may have a negative impact on Aspen Bermuda’s and Aspen Holdings’ results. This is because under Solvency II, if a non-EC reinsurer is in a country that is deemed not equivalent then an EEA cedant may not be able to take any reinsurance into account for solvency purposes unless the non-EC reinsurer is of a certain minimum credit rating or collateral has been provided. Therefore, if Bermuda’s solvency regime is not deemed “equivalent” to Solvency II, then Aspen Bermuda’s EEA cedants may require collateral from Aspen Bermuda in order for the cedant to take credit for such reinsurance. As of January 1, 2011, the European Insurance and Occupational Pensions Authority (“EIOPA”) has replaced the Committee of European Insurance and Pensions Supervisor (“CEIOPS”). EIOPA’s final advice to the European Commission was that Bermuda meets the criteria set out in EIOPA’s methodology for equivalence assessments under Solvency II for insurers of Aspen Bermuda’s class but with certain caveats. The European Commission has stated that its decision on third country equivalence is likely to be made in the first half of 2013, based on its current timetable.

The activities of Aspen U.K. may be subject to review by other insurance regulators.

Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, Germany, all other EEA states and certain Latin American countries. In addition, Aspen U.K. is eligible to write surplus lines business in 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and assess that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.

The Bermudian regulatory system, and potential changes thereto, could have a material adverse effect on our business.

Aspen Bermuda is a registered Class 4 insurer. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares (in certain circumstances) and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict Aspen Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds. With effect from December 31, 2008, the BMA introduced a risk-based capital adequacy model called the BSCR to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. In 2011, the CISSA for Class 4 insurers was introduced which requires commercial insurers to perform an assessment of their own risk and solvency requirements. The CISSA has the insurer determine the capital resources required to achieve its strategic goal, after it has assessed all reasonably foreseeable material risks arising from its operations or operational environment.

The BMA has published a number of consultation and discussion papers covering the following proposed regulatory changes which may or may not become adopted in present or revised form in the future:

•	the introduction, for solvency purposes, of an economic balance sheet to ensure that all assets and liabilities are valued on a consistent economic basis; and

•	enhancements to the disclosure and transparency regime by introducing a number of additional qualitative and quantitative public and regulatory disclosure requirements.

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

Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “— Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could affect our standing among brokers and customers and cause our premiums and earnings to decrease,” above.

The syndicate capital setting process within AMAL is also under the FSA rules but is conducted by Lloyd’s under its detailed procedures. Lloyd’s could request an increase in capital under the FSA rules in similar circumstances as set out above in the section on Aspen U.K. Lloyd’s as whole, including Syndicate 4711, is also subject to the provisions of Solvency II as noted above.

U.S. Entities — Aspen Specialty, Aspen American Insurance Company and affiliated producer entities.  Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the NDCI. AAIC is organized in Texas and has licenses to write property and casualty insurance business on an admitted basis in all 50 states and the District of Columbia. These states also have regulatory authority over a number of affiliate transactions between the insurance companies and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. policyholders, not our shareholders or noteholders. Among other matters, state insurance regulations will require Aspen entities to maintain minimum levels of capital, surplus and liquidity, require insurers to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen entities in the U.S. to write new business or distribute assets to Aspen Holdings.

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

On July 21, 2010, the Dodd-Frank Act became law in the U.S. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act introduces certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. The Dodd-Frank Act incorporates the NRRA which became effective on July 22, 2011. The NRRA established national standards on how states may regulate and tax surplus lines insurers and also sets national standards concerning the regulation of reinsurance. In particular, the NRRA gives regulators in an insured’s home state authority over most aspects of surplus lines insurance, including the right to collect and allocate premium tax with respect to policies with multi-state perils, and regulators in a reinsurer’s state of domicile are given the sole responsibility for regulating the reinsurer’s financial solvency. The NRRA also prohibits a state from denying credit for reinsurance if the domiciliary state of the insurer purchasing reinsurance recognizes credit for reinsurance. At the present time, it appears the changes specific to non-admitted insurance and reinsurance will likely have a positive effect for companies such as Aspen Specialty and Aspen U.K., although there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

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

Changes in U.S. state insurance legislation and insurance department legislation may impact liabilities assumed by our business.

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

As of December 31, 2011, we had 51 employees in Bermuda. James Few, President of Aspen Re and Chief Executive Officer of Aspen Bermuda, is non-Bermudian working under a work permit that will expire in March 2013. Mr. Few has been granted key worker status by the Bermuda Department of Immigration and therefore term limits do not apply. However, key worker work permits still require renewal to remain valid. Even with an exemption from term limits, renewals of work permits are subject to approval by the Bermuda Department of Immigration. In this case, work permits would only not be renewed in the event that a Bermudian (and/or spouse of a Bermudian) is qualified to perform his duties. None of our current non-Bermudian employees for whom we have applied for a work permit has been denied. We could lose the services of Mr. Few or other key employees who are non-Bermudian if we are unable to obtain or renew their work permits. As our success depends, in part, on our ability to hire and retain personnel, any future difficulties in hiring or retaining personnel in Bermuda or elsewhere could adversely affect our results of operations and financial condition.

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

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than those made in a more mature company because we have more limited historical information through December 31, 2011.

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

Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2011. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) have been working jointly on an insurance contract project, resulting in the issuance of an Exposure Draft by the IASB in June 2010 and a Discussion Paper by the FASB in September 2010. The proposed guidance on accounting for and reporting of insurance contracts by these two boards would result in a material change from the current insurance accounting models toward more fair value-based models. Additionally, each board recently issued Exposure Drafts for the accounting for and reporting of financial instruments, which may lead to further recognition of fair value changes through net income. These two proposals could introduce significant volatility in the earnings of insurance industry participants. There is considerable uncertainty with respect to the final outcome of these two proposed standards.

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

Our success will depend in substantial part upon our ability to retain our principal employees and to attract additional employees. We rely substantially upon the services of our senior management team. Although we have employment agreements with all of the members of our senior management team, if we were to unexpectedly lose the services of one or more of the members of our senior management team or other key personnel our business could be adversely affected. We do not currently maintain key-man life insurance policies with respect to any of our employees.

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

Within our industry it is common for employers to seek to restrict an employee’s ability either to work for a competitor or to engage in business activities with the customers or staff of a former employer after leaving employment. In addition, our employees may owe statutory or fiduciary obligations to former employers. The extent of any such post-termination restrictions and the extent to which any alleged contractual restrictions are enforceable is highly fact specific and dependent upon the local laws in the applicable jurisdiction in any case. Action taken by former employers to enforce such restrictions, however, even if ultimately found not to be legally binding, may adversely affect our ability to pursue current business objectives.

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

We rely on information and technology for many of our business operations which could fail and cause disruption to our business operations.

Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies and paying claims. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. Computer viruses, cyberattacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and damage could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely fashion or perform other necessary business functions.

We do not perform online customer transactions and our externally-accessible systems are for staff remote access use only. Nevertheless, we continually monitor risks to our information technology, telecommunications and other systems and believe we have the necessary measures appropriate to prevent and manage those risks. Our key technologies are largely resilient and secure in line with current financial services best practice.

Risks Related to Our Ordinary Shares

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

In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) or to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (the “Perpetual Preference Shares”)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2011, there were 70,655,698 ordinary shares outstanding of which 6,712,291 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

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

The Board may decline to register a transfer of any ordinary shares if it appears to the Board, in their sole and reasonable discretion, after taking into account the limitations on voting rights contained in our bye-laws, that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their affiliates may occur as a result of such transfer.

Our bye-laws also provide that if the Board determines that share ownership by a person may result in material adverse tax consequences to us, any of our subsidiaries or any shareholder or its affiliates, then we have the option, but not the obligation, to require that shareholder to sell to us or to third parties to whom we assign the repurchase right for fair market value the minimum number of ordinary shares held by such person which is necessary to eliminate the material adverse tax consequences.

Anti-take over provisions in our bye-law and laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider to be desirable and may make it more difficult to replace members of our Board.

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

For example, our bye-laws contain the following provisions that could have such an effect:

•	election of directors is staggered, meaning that members of only one of three classes of directors are elected each year;

•	directors serve for a term of three years (unless aged 70 years or older);

•	our directors may decline to approve or register any transfer of shares to the extent they determine, in their sole discretion, that any non-de minimis adverse tax, regulatory or legal consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates would result from such transfer;

•	if our directors determine that share ownership by any person may result in material adverse tax consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates, we have the option, but not the obligation, to purchase or assign to a third party the right to purchase the minimum number of shares held by such person solely to the extent that it is necessary to eliminate such material risk;

•	shareholders have limited ability to remove directors; and

•	if the ordinary shares of any U.S. Person constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares of such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%.

In addition, as described under Part I, Item 1, “Business — Regulatory Matters”, prospective shareholders are required to notify our regulators on becoming “controllers” of any of our Operating Subsidiaries through ownership of Aspen Holdings shares above certain thresholds, typically 10% of outstanding shares. Some regulators, such as the FSA, require their approval prior to such shareholder becoming a “controller”. Other regulators may serve a notice of objection or are entitled to injunctive relief.

There can be no assurance that the applicable regulatory body would agree that a shareholder who owned greater than 10% of our ordinary shares did not, because of the limitation on the voting power of such shares, control the applicable Operating Subsidiary.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable. If these restrictions delay, deter or prevent a change of control, such restrictions may make it more difficult to replace members of the Board and may have the effect of entrenching management regardless of their performance.

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

The Companies Act, which applies to us, differs in some material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act which includes, where relevant, information on modifications thereto adopted under our bye-laws, applicable to us, which differ in certain respects from provisions of Delaware corporate law (the state that is most renowned for its corporate law statutes). Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors.  Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be accountable to us for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest under the Companies Act, unless the majority of the disinterested directors determine otherwise. Under Delaware law, the transaction would not be voidable if:

•	the material facts as to the interested director’s relationship or interests were disclosed or were known to the Board and the Board in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	the material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation at the time it was authorized, approved or ratified.

Business Combinations with Large Shareholders or Affiliates.  As a Bermuda company, we may enter into business combinations with our large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from the Board. Under Bermuda law, amalgamations require the approval of the Board, and except in the case of amalgamations with and between wholly-owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from the Board or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or our bye-laws would require the Board’s approval and, in some instances, shareholder approval of such transactions.

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

Indemnification of Directors and Officers.  Under Bermuda law and our bye-laws, we may indemnify our directors, officers, any other person appointed to a committee of the Board or resident representative (and their respective heirs, executors or administrators) to the full extent permitted by law against all actions, costs, charges, liabilities, loss, damage or expense, incurred or suffered by such persons by reason of any act done, conceived in or omitted in the conduct of our business or in the discharge of their duties; provided that such indemnification shall not extend to any matter which would render such indemnification void under the Companies Act. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

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

Risks Related to Taxation

Our non-U.S. companies (other than AUL) may be subject to U.S. income tax and that may have a material adverse effect on our results of operations and your investment.

If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its results of operations could be materially adversely affected (although its results of operations should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Management and Aspen Solutions.

Aspen Holdings, Aspen Bermuda and Acorn are Bermuda companies, Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL are U.K. companies and APJ Jersey is a Jersey company. We intend to manage our business so that each of these companies (other than AUL) will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Solutions and Aspen Management, as well as the binding authorities previously granted to Wellington Underwriting Inc. (“WU Inc.”) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the Aspen Re America, ARA-CA, ASIS, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above. AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K. (the “U.K. Treaty”), although the position is not certain.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

None of our subsidiaries, except for Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL, is incorporated in the United Kingdom. Accordingly, none of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL, should be treated as being resident in the United Kingdom for corporation tax purposes unless our central management and control is exercised in the United Kingdom. The concept of central management and control is indicative of the highest level of control of a company, which is wholly a question of fact. Each of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL, currently intends to manage our affairs so that none of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL, is resident in the United Kingdom for tax purposes.

A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.

Each of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL (which should be treated as resident in the United Kingdom by virtue of being incorporated and managed there), currently intends that we will operate in such a manner so that none of us (other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL), carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us (other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL) are/is trading in the United Kingdom through a permanent establishment.

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

If any of us, other than Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or if any of us were to be treated as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our results of operations could be materially adversely affected.

Our U.K. operations may be affected by future changes in U.K. tax law.

Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ and AUSSL, should be treated as resident in the United Kingdom (by virtue of being incorporated and managed there) and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. companies. The U.K. corporation tax rate has reduced from 28% to 26% with effect from April 1, 2011, and will further reduce to 25% with effect from April 1, 2012.

The Taxation (International and Other Provisions) Act 2010 contains a restriction on the deductibility of interest costs in computing taxable profits of companies for U.K. tax purposes, known as the “worldwide debt cap.” Broadly, U.K. tax deductions for the net finance expense of the U.K. companies in a group are restricted by reference to (if less) the amount of the gross consolidated finance expense of the worldwide group.

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

The Finance Act 2011 introduced interim improvements to the U.K.’s Controlled Foreign Company (“CFC”) rules. Broadly, the rules allow U.K. companies with foreign branch operations to elect to take the foreign branch profits out of the charge to U.K. corporation tax for accounting periods beginning after April 1, 2011. However, election into the regime denies relief against U.K. company profits from any future foreign branch losses. The election into the regime is irrevocable. On the basis of the current and forecast foreign branch profits and losses, we do not consider that it would be beneficial to the Aspen group to enter into the election at the present time. This position will be monitored and considered at future balance sheet dates.

On December 6, 2011, the U.K. Government issued draft legislation for inclusion in the Finance Bill 2012, outlining the proposals for a new U.K. CFC regime. The proposals broadly seek to move the taxation of foreign profits onto a more territorial regime and include a number of specific exemptions which would take some foreign profits out of the charge to U.K. tax altogether. However, a number of proposals relating to the insurance industry are yet to be published, and a further period of consultation will take place through February 2012. Any changes to the U.K. CFC rules might affect the U.K. tax position of the Aspen Group.

Our U.K. and U.S. operations may be adversely affected by a transfer pricing adjustment in computing U.K. or U.S. taxable profits.

Any arrangements between U.K.-resident entities of the Aspen group and other members of the Aspen group are subject to the U.K. transfer pricing regime. Consequently, if any agreement (including any reinsurance agreements) between a U.K.-resident entity of the Aspen group and any other Aspen group entity (whether that entity is resident in or outside the U.K.) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Similar rules apply in the U.S and would have a similar impact on our U.S. resident entities if transfer pricing adjustments were required. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K. or U.S. resident entities of the Aspen group.

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the “controlled foreign corporation” (“CFC”) rules.

If you are a “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non-U.S. corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. company earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

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

If the RPII (determined on a gross basis) of any of our non-U.S. Operating Subsidiaries were to equal or exceed 20% of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of such non-U.S. Operating Subsidiary (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date regardless of whether such income is distributed, in which case your investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. Operating Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of each of our non-U.S. Operating Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of each of our foreign Operating Subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of any of our non-U.S. Operating Subsidiaries is allocated to the organization, which generally would be the case if any of our non-U.S. Operating Subsidiaries is a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any of our shares. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.

Changes in U.S. federal income tax law or the manner in which it is interpreted could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. Similar provisions have been included as part of President Obama’s proposed budget for fiscal years 2011, 2012 and 2013. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us. In addition, existing interpretations of U.S. federal income tax laws could change, also resulting in an adverse impact on us.

Scope of application of recently enacted legislation is uncertain.

Congress enacted legislation in 2010 that would require any non-U.S. entity that is characterized as a “foreign financial institution” (“FFI”) to enter into an agreement with the Internal Revenue Service that would require the FFI to obtain information about the FFI’s financial account owners, including its shareholders and noteholders other than holders of shares or notes that are regularly traded on an established securities market (“Non-Publicly Traded Securities Holders”), and to disclose information about its U.S. Non-Publicly Traded Securities Holders to the IRS. This legislation generally also would impose a 30% withholding tax on certain payments of direct or indirect U.S. source income to the FFI if it does not enter into the agreement, is unable to obtain information about its U.S. Non-Publicly Traded Securities Holders or otherwise fails to satisfy its obligations under the agreement. Additionally, even if the FFI does enter into such an agreement with the IRS, the 30% withholding tax could be imposed on Non-Publicly Traded Securities Holders that do not provide the required information. If the FFI cannot satisfy these obligations, payments of direct or indirect U.S. source income made after December 31, 2013 to the FFI or payments by the FFI to the Non-Publicly Traded Securities Holders after this date generally would be subject to such withholding tax under the legislation.

Further, if the non-U.S. entity is not characterized as an FFI, it generally would be subject to such 30% withholding tax on certain payments of U.S. source income unless it either provides information to withholding agents with respect to its “substantial U.S. owners” or makes certain certifications, with an exception to this rule provided for a corporation the stock of which is regularly traded on an established securities market and subsidiaries of such corporation. Although this recently enacted legislation does not appear to be intended to apply to us or our non-U.S. subsidiaries, a view which continues to be supported in draft regulations issued by the IRS on February 8, 2012, the scope of the legislation has not been clarified. As a result, Non-Publicly Traded Securities Holders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow us to satisfy such obligations. In the event that this withholding tax is imposed, our results of operations could be materially adversely affected.

Potential FBAR reporting and reporting of “Specified Foreign Financial Assets.”

U.S. Persons holding our shares should consider their possible obligation to file a IRS Form TD F 90-22.1 — Foreign Bank and Financial Accounts Report — with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our shares.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (“OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (“TIEAs”) with other OECD members or non-OECD members. As at December 31, 2011, Bermuda had 28 signed TIEAs which exceeds the requisite amount and demonstrates Bermuda’s commitment to preserve the standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Additional Information

Aspen’s website address is www.aspen.co. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We terminated our lease in Bermuda on October 30, 2011 and entered into a new lease for new premises (14,000 square feet). The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing September 2021.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable 24-month lease. We also entered into two new leases for two additional premises in London (18,000 square feet total), which expire in December 2014 and March 2016. Each lease has a further negotiable extension provision. In 2011, we entered into three two-year serviced office contracts for ARML in Bristol, Glasgow and Birmingham.

We also have entered into leases for office space in locations of our U.S. subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Pasadena, California; Manhattan Beach, California; Atlanta and Johns Creek, Georgia; Miami, Florida; and Jersey City, New Jersey. We have small serviced office contracts in Alamo, California; Oakbrook, Barrington and Lisle, Illinois; and Brookfield, Wisconsin. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. An additional floor of 24,000 square feet was also leased in Manhattan in 2011. Also, in 2011, we leased a 5,000 square foot of office space in Chicago, Illinois; a 6,300 square foot office space in San Francisco, California and a small serviced office in Houston, Texas. Our Scottsdale, Arizona and Alpharetta, Georgia offices were closed in 2011.

Our international offices for our subsidiaries include locations with leased office space in Paris, Zurich, Geneva, Singapore, Cologne and Dublin.

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

On November 28, 2011, the Knott Circuit Court of the Commonwealth of Kentucky granted a motion for partial summary judgment in favor of Muriel Don Coal Inc. (“Muriel Don”) against Aspen U.K. and Aspen Specialty in an amount of $42 million, together with interest thereon at a rate of 12% from March 25, 2010. The Court further ordered that Muriel Don’s additional claims for bad faith and punitive damages should be determined at trial. This order arises from a denial of coverage by us on a $1 million limit general liability insurance policy issued to Muriel Don. Based on legal advice, we believe that we have strong grounds to contest this decision in appellate court and fully intend to pursue an appeal strategy.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares began publicly trading on December 4, 2003. Our New York Stock Exchange (“NYSE”) symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite NYSE trading:

	Price Range of
	Ordinary Shares		Dividends Paid Per
	High	Low	Ordinary Share

Period
2011
First Quarter	$31.57	$25.86	$0.15
Second Quarter	$29.09	$24.71	$0.15
Third Quarter	$27.19	$22.01	$0.15
Fourth Quarter	$27.32	$21.99	$0.15
2010
First Quarter	$29.03	$25.42	$0.15
Second Quarter	$29.46	$23.80	$0.15
Third Quarter	$30.46	$24.39	$0.15
Fourth Quarter	$31.60	$28.00	$0.15

Number of Holders of Ordinary Shares

As of February 1, 2012, there were 144 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual PIERS and Perpetual Preference Shares.

Dividends

Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors the Board deems relevant at the time. See table above for dividends paid.

We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Operating Subsidiaries to pay us dividends. The Operating Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, “Business — Regulatory Matters” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additionally, we are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than our liabilities.

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

Recent sale of unregistered securities

In connection with our Names’ Options, under the Option Instrument (as defined below), Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”) may exercise the Names’ Options on a monthly basis. The Names’ Options were exercised on a cash and cashless basis at the exercise price as described further under “Investor Options” below.

As a result, we issued the following unregistered shares to the Names’ Trustee and its beneficiaries in the three months ending December 31, 2011.

Number of
Date Issued	Shares Issued

October 15, 2011	389

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

If a change of control (as defined in the shareholders’ agreement) is approved by the Board and by investors (as defined in the shareholders’ agreement) holding not less than 60% of the voting power of shares held by the investors (in each case, after taking into account voting power adjustments under the bye-laws), the Names’ Trustee undertakes to:

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

Bye-Laws

The Board approved amendments to our bye-laws on March 3, 2005, February 16, 2006, February 6, 2008 and February 3, 2009, which were subsequently approved by our shareholders at our annual general meetings on May 26, 2005, May 25, 2006, April 30, 2008 and April 29, 2009, respectively. Below is a description of our bye-laws as amended.

The Board and Corporate Action.  Our bye-laws provide that the Board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. The Board is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Our Class I directors are elected to serve until the 2011 annual general meeting, our Class II directors are elected to serve until the 2012 annual general meeting and our Class III directors are elected to serve until our 2010 annual general meeting. Notwithstanding the foregoing, directors who are 70 years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

Generally, the affirmative vote of a majority of the directors present at any meeting at which a quorum is present shall be required to authorize corporate action. Corporate action may also be taken by a unanimous written resolution of the Board without a meeting and with no need to give notice, except in the case of removal of auditors or directors. The quorum necessary for the transaction of business of the Board may be fixed by the Board and, unless so fixed at any other number, shall be a majority of directors in office from time to time and in no event less than two directors.

Voting cutbacks.  In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder and provided further that; (ii) no portion of such reallocation shall apply to the shares held by Wellington Underwriting plc (“Wellington”) or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder, and (iii) reallocation shall be limited in the case of existing shareholders 3i, Phoenix and Montpelier Reinsurance Limited so that none of their voting rights exceed 10% (no longer relevant as they are not shareholders of the Company any longer). The references in the previous sentence to Wellington, 3i, Phoenix and Montpelier Reinsurance Limited are no longer relevant as they are no longer shareholders of the Company.

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

The following actions shall be approved by the affirmative vote of at least 75% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): any amendment to Bye-Laws 13 (first sentence — Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the Board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under the bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under the bye-laws).

Shareholder action may be taken by resolution in writing signed by the shareholder (or the holders of such class of shares) who at the date of the notice of the resolution in writing represent the majority of votes that would be required if the resolution had been voted on at a meeting of the shareholders.

Amendment.  Our bye-laws may be revoked or amended by a majority of the Board, but no revocation or amendment shall be operative unless and until it is approved at a subsequent general meeting of the Company by the shareholders by resolution passed by a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws) or such greater majority as required by our bye-laws.

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

Treasury Shares.  Our bye-laws permit the Board, at its discretion and without the sanction of a shareholder resolution, to authorize the acquisition of our own shares, or any class, at any price (whether at par or above or below) to be held as treasury shares upon such terms as the Board may determine, provided always that such acquisition is effected in accordance with the provisions of the Companies Act. Subject to the provisions of the bye-laws, any of our shares held as treasury shares shall be at the disposal of the Board, which may hold all or any of the shares, dispose of or transfer all or any of the shares for cash or other consideration, or cancel all or any of the shares.

Corporate Purpose.  Our certificate of incorporation, memorandum of association and our bye-laws do not restrict our corporate purpose and objects.

Investor Options

Upon our formation in June 2002, we issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of Syndicate 2020 (the “Unaligned Members”), options to purchase 3,006,760 non-voting shares (the “Names’ Options”). All non-voting shares issued or to be issued upon the exercise of the Names’ Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. As of February 15, 2012, the Names’ Trustee held 257,952 Names’ Options. The rights of the holders of the Names’ Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the “Option Instrument”). The term of the Names’ Options expires on June 21, 2012. The Names’ Options may be exercised in whole or in part.

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

The exercise price payable for each option share is £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Names’ Options (June 21, 2002) until the date of exercise of the Names’ Options. The exercise price per option as at February 15, 2012, was approximately £12.33. Each optionholder may exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise allows the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Names’ Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder receives fewer shares upon exercise. For any exercise of the Names’ Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

Following the issuance of the Names’ Options, there are a range of anti-dilution protections for the optionholders if any issuance or reclassification of our shares or similar matters are effected below fair market value, subject to certain exceptions. Under these circumstances, an adjustment to the subscription rights of the optionholders or the subscription price of the Names’ Options shall be made by the Board. If optionholders holding 75% or more of the rights to subscribe for non-voting shares under the Names’ Options so request, any adjustment proposed by the Board may be referred to independent financial advisors for their determination.

Description of our Perpetual PIERS

In December 2005, the Board authorized the issuance and sale of up to an aggregate amount of 4,600,000 of our 5.625% Perpetual PIERS, with a liquidation preference of $50 per security. In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares will rank junior to our Perpetual PIERS.

Dividends on our Perpetual PIERS are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 5.625% of the $50 liquidation preference of each Perpetual PIERS, payable quarterly in cash, or if we elect, ordinary shares or a combination of cash and ordinary shares. Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual PIERS, any perpetual preference shares issued upon conversion of the Perpetual PIERS and Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.

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

Description of our Perpetual Preference Shares

In November 2006, the Board authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our Perpetual Preference Shares. On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares at a price of $12.50 per share.

Dividends on our Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 7.401% of the $25 liquidation preference of each Perpetual Preference Share, payable quarterly in cash. Commencing on January 1, 2017, dividends on our Perpetual Preference Shares will be payable, on a non-cumulative basis, when, as and if declared by the Board, at a floating annual rate equal to 3-month LIBOR plus 3.28%. This floating dividend rate will be reset quarterly. Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual Preference Shares, Perpetual PIERS and any perpetual preference shares issued upon conversion of the Perpetual PIERS have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.

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

The following graph compares cumulative return on our ordinary shares, including reinvestment of dividends of our ordinary shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Super Composite Property-Casualty Insurance Index, for the period commencing December 31, 2006 and ending on December 31, 2011, assuming $100 was invested on December 31, 2006. The measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar month during the period from December 31, 2006 through December 31, 2011. As depicted in the graph below, during this period, the cumulative total return (1) on our ordinary shares was 12.4%, (2) for the S&P 500 Composite Stock Price Index was (1.2)% and (3) for the S&P Super Composite Property-Casualty Insurance Index was (21.7)%.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2011, 2010, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2011, and for each of the twelve months ended December 31, 2011, 2010 and 2009, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2011	2010	2009	2008	2007
	($ in millions, except per share amounts and percentages)

Summary Income Statement Data
Gross written premiums	$2,207.8	$2,076.8	$2,067.1	$2,001.7	$1,818.5
Net premiums written	1,929.1	1,891.1	1,836.8	1,835.5	1,601.4
Net premiums earned	1,888.5	1,898.9	1,823.0	1,701.7	1,733.6
Loss and loss adjustment expenses	(1,556.0)	(1,248.7)	(948.1)	(1,119.5)	(919.8)
Policy acquisition, general, administrative and corporate expenses	(627.2)	(587.1)	(586.6)	(507.4)	(518.7)
Net investment income	225.6	232.0	248.5	139.2	299.0
Net income/(loss)	(105.8)	312.7	473.9	103.8	489.0
Basic earnings/(loss) per share	(1.82)	3.80	5.82	0.92	5.25
Fully diluted earnings/(loss) per share	(1.82)	3.62	5.64	0.89	5.11
Basic weighted average shares outstanding (millions)	70.7	76.3	82.7	83.0	87.8
Diluted weighted average shares outstanding (millions)	70.7	80.0	85.3	85.5	90.4
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned)(1)	83%	66%	52%	66%	53%
Expense ratio (on net premiums earned)(2)	33%	31%	32%	30%	30%
Combined ratio(3)	116%	97%	84%	96%	83%
Summary Balance Sheet Data
Total cash and investments(4)	$7,625.1	$7,320.0	$6,811.9	$5,974.9	$5,930.5
Premiums receivable(5)	985.1	905.0	793.4	762.5	680.1
Total assets	9,484.9	8,832.1	8,257.2	7,288.8	7,201.3
Loss and loss adjustment expense reserves	4,525.2	3,820.5	3,331.1	3,070.3	2,946.0
Reserves for unearned premiums	916.1	859.0	907.6	810.7	757.6
Long-term debt	499.0	498.8	249.6	249.5	249.5
Total shareholders’ equity	3,172.0	3,241.9	3,305.4	2,779.1	2,817.6
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share(6)	$39.89	$40.96	$35.42	$28.95	$28.05
Diluted book value per share (treasury stock method)(7)	$38.43	$38.90	$34.14	$28.19	$27.17
Cash dividend declared per ordinary share	$0.60	$0.60	$0.60	$0.60	$0.60

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed maturities, other investments, short-term investments, accrued interest and receivables for investments sold.

(5)	Premiums receivable including funds withheld.

(6)	Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 85,510,673, 81,506,503, 83,327,594, 70,508,013 and 70,655,698 at December 31, 2007, 2008, 2009, 2010 and 2011, respectively. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

(7)	Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2007, 2008, 2009, 2010 and 2011, divided by the number of dilutive equivalent shares outstanding of 88,268,968, 83,705,984, 86,465,357, 74,172,657 and 73,355,674 at December 31, 2007, 2008, 2009, 2010 and 2011, respectively. At December 31, 2007, 2008, 2009, 2010 and 2011, there were 2,758,295, 2,199,481, 3,137,763, 3,664,644 and 2,699,976 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options. In calculating the number of shares outstanding as at December 31, 2007 for this purpose, we have deducted shares delivered to us and canceled on January 22, 2008 pursuant to our accelerated share repurchase agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2011, 2010 and 2009 and of our financial condition at December 31, 2011. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying Notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.

Aspen’s Year in Review

A significant combination of catastrophe events and depressed investment returns made 2011 one of the tougher years the insurance industry has faced for some time, and one of the worst years of catastrophe-related losses in history. Countries around the globe faced a series of natural disasters, including an earthquake and tsunami in Japan, earthquakes in New Zealand, cyclone and flooding in Australia, a hurricane and a series of severe tornadoes in the United States, and devastating floods in Thailand. Industry-wide losses in 2011 totalled about $108 billion. This is more than double the figure of $48 billion in 2010, and second only to the record of $123 billion in 2005 when U.S. Hurricanes Katrina, Rita and Wilma alone cost the insurance industry over $100 billion. For 2011, we reported a net loss of $1.82 per share. Diluted book value was $38.43 per share, a decrease of 1.2% from year end 2010.

Though these conditions impacted our financial results for the year, we continued to execute our strategy and adjusted our tactics as required to protect our balance sheet, preserve shareholder value and position our business for future growth.

Insurance.  The insurance segment had a successful year and achieved an underwriting profit of $33 million for 2011 and a combined ratio of 95.8%, compared with 103.1% for 2010. This reflected not only significant growth in certain niche areas, but also an improvement across a number of lines. We continued our build out of our U.S. insurance platform. We hired Mario Vitale in March of 2011 to lead our U.S. insurance operations. We hired a new surety underwriting team in May of 2011 and by December we had all the required regulatory consents in place and were fully operational. We continued our approval process for admitted licenses and we now have received admitted licenses in 48 U.S. states and the District of Columbia. We also expanded our programs book with a major new contract for a successful New York based MGA which was bound in September 2011 and which we expect to develop annual gross written premiums of around $100 million when fully seasoned over time. In environmental and primary casualty, we upgraded talent and strengthened our underwriting capabilities. We also continued to build out management expertise and infrastructure to support growth and development.

Reinsurance.  Our casualty and specialty reinsurance lines of business had good performances, although the reinsurance segment was materially impacted by a high frequency and severity of natural catastrophes in 2011. The reinsurance segment had a combined ratio of 125.4% which included $520.1 million, or 47.5 percentage points, of pre-tax catastrophe losses, net of reinsurance and reinstatement premiums. The reinsurance segment’s underwriting loss was $282.5 million compared with an underwriting profit of $133.6 million in 2010.

Investment management.  During 2011, we diversified our investment strategy and invested $175.0 million into a global equity income portfolio. We also increased our interest rate swaps program from a total notional amount of $500 million to $1 billion, due to mature between August 2, 2012 and November 9, 2020. Entering into these additional interest rate swaps will partially mitigate the expected negative impact of rises in interest rates on the market value of our fixed income portfolio.

Financial Overview

The following overview of our 2009, 2010 and 2011 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Net income.  For 2011, we reported a loss after taxes of $105.8 million, compared to income after taxes of $312.7 million in 2010 and income after taxes of $473.9 million in 2009. The significant decrease in net income from 2010 was due to total net losses after tax of $485.4 million from natural disasters in 2011 which included $223.7 million from the Japanese earthquake and tsunami, $93.8 million from the U.S. storms, $53.5 million from the Thai floods, $60.1 million from the 2011 New Zealand earthquake, $18.1 million from the Australian floods and $36.2 million from other natural catastrophes. The decrease in net income in 2010 over 2009 was due to a combination of reduced underwriting performance mainly arising from $180.7 million of pre-tax catastrophe losses, following earthquakes in Chile and New Zealand in 2010 and a $63.0 million pre-tax reduction in prior year reserve releases.

Gross written premiums.  Total gross written premiums increased by 6.3% in 2011 compared to 2010 and by 0.5% compared to 2009. The changes in our segment gross written premiums for the twelve months ended December 31, 2011 and 2010 are as follows, with reductions shown as negative percentages.

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2011		2010		2009
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Reinsurance	$1,187.5	2.2%	$1,162.2	(1.2)%	$1,176.0
Insurance	1,020.3	11.6	914.6	2.6	891.1

Total	$2,207.8	6.3%	$2,076.8	0.5%	$2,067.1

The increase in gross written premiums in 2011 was principally attributable to the insurance segment. Gross written premiums in our reinsurance segment have increased due to growth in our property catastrophe and specialty reinsurance business lines, which recognized loss-related additional premiums, offset by decreased premiums written in property risk excess and international casualty reinsurance within our other property reinsurance and casualty reinsurance lines, respectively. Gross written premiums in our insurance segment have increased by 11.6% from 2010, mainly due to the property and the financial and professional lines. Increases in gross written premium in property included our program business, as well as increases in U.S. property which benefited from rate increases in the year. Our financial and professional lines have benefited from increased demand for our kidnap and ransom products. Gross written premiums in our casualty insurance lines have reduced when compared to 2010 as we declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

Gross written premiums for 2010 in both our insurance and reinsurance segments were broadly in line with 2009. Within our reinsurance segment, our property catastrophe reinsurance line of business benefited from favorable market conditions and $12.0 million of reinstatement premiums from the Chilean earthquake while our other property reinsurance lines had a $45.1 million reduction in premium as a result of higher cedant retentions. The increase in our insurance segment’s gross written premiums was due to growth in property lines where we saw opportunities to write business that met our expected profitability requirements. Market conditions remained challenging in casualty insurance, resulting in a $47.9 million reduction in written premium in these lines.

Reinsurance.  Total reinsurance ceded in 2011 increased by $93.0 million from 2010. The reinsurance segment has recognized the costs of catastrophe programs purchased to provide additional cover for the third quarter’s wind season after the first two quarters’ catastrophe events. Reinsurance costs also increased for the insurance segment in 2011 as we purchased advanced protection for our new U.S. professional lines business as well as an increase in the U.S. property program.

Total reinsurance ceded in 2010 was $44.6 million lower than in 2009. The overall decrease was due mainly to the insurance segment following the cancellation of a reinsurance quota share for U.S. property insurance, and lower costs of quota share outwards reinsurance resulting from reduced gross written premium.

Loss ratio.  We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the twelve months ended December 31, 2011, 2010 and 2009 were as follows:

	Loss Ratios for the
	Twelve Months Ended
	December 31,
Business Segment	2011	2010	2009

Reinsurance	97.7%	60.7%	42.2%
Insurance	60.6	73.3	67.3

Total	82.4%	65.8%	52.0%

The loss ratio for 2011 was 82.4% compared to 65.8% in 2010. The increase in the loss ratio was attributable to a number of catastrophe losses in the period. Net losses before reinstatement premiums and taxes included: $22.3 million from the Australian floods, $73.3 million from the New Zealand earthquake and $254.9 million from the Japanese earthquake and tsunami, all of which occurred in the first quarter of 2011; $109.6 million from the U.S. storms in the second quarter; $10.0 million from Hurricane Irene; $65.8 million from the Thai floods in the fourth quarter; and $30.9 million from other natural catastrophes (U.S., Scandinavian and Asian weather-related events). The loss ratio in the reinsurance segment in 2011 was higher than in 2010 due to 2011 experiencing a higher frequency of catastrophe losses than 2010. Total catastrophe losses in 2011 added 48.4 percentage points to the loss ratio in the reinsurance segment while catastrophe losses in 2010 increased the loss ratio by 15.8 percentage points. The loss ratio in the insurance segment was lower in 2011 mainly due to $20.0 million of favorable reserve development on prior years compared to $44.2 million of reserve strengthening in 2010. The increase in the reinsurance loss ratio in 2010 was due mainly to $180.7 million of losses associated with the earthquakes in Chile and New Zealand. The loss ratio in the reinsurance segment for 2009 was lower due to the absence of major catastrophes when compared to 2010. The increase in the insurance loss ratio in 2010 was mainly due to additional prior year reserve strengthening of $44.2 million compared to $19.4 million of strengthening in 2009.

Prior year reserve movements.  The loss ratios take into account any changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In each of the years ended December 31, 2011, 2010 and 2009, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effects on the loss ratio in each year are shown in the following table:

	For the Twelve Months Ended
	December 31,
	2011	2010	2009
	($ in millions, except for percentages)

Reserve Releases	$92.3	$21.4	$84.4
% of net premiums earned	4.9%	1.1%	4.6%

Reserve releases increased by $70.9 million in 2011 due to a net reserve release of $20.0 million for our insurance segment compared to a $44.2 million reserve strengthening in 2010. Reserve releases were $63.0 million lower in 2010 due to less favorable developments impacting our insurance segment, particularly our casualty insurance and financial and professional lines. In 2009, reserve releases from our property reinsurance and casualty reinsurance lines combined with releases from our non-U.S. insurance lines offset reserve strengthening in our U.S. reinsurance lines.

Further information relating to the release of reserves can be found below under “— Reserves for Loss and Loss Adjustment Expenses — Prior Year Loss Reserves”.

Expense ratio.  We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our business acquisition, operating and administrative processes. The table below presents the contribution of the policy acquisition expenses and operating, administrative and corporate expenses to the expense ratio and the total expense ratios for the twelve months ended December 31, 2011, 2010 and 2009:

	Expense Ratios for the
	Twelve Months Ended,
	December 31,
	2011	2010	2009

Policy Acquisition Expenses	18.4%	17.3%	18.3%
General, Administrative and Corporate Expenses	14.8	13.6	13.8

Expense Ratio	33.2%	30.9%	32.1%

The policy acquisition expense ratio has increased to 18.4% in 2011. The increase is due mainly to the increase in reinsurance costs which have added 0.5 percentage points to the acquisition expense ratio, and to a change in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates. The policy acquisition expense ratio reduced to 17.3% in 2010 mainly as a result of a reduction in profit-related commissions in our reinsurance segment. In 2009, the policy acquisition expense ratio increased to 18.3% from 17.6% in 2008 due to the impact of profit-related commission.

The general, administrative and corporate expense ratio has increased from 13.6% to 14.8% in 2011 as a result of expenses increasing from $258.6 million in 2010 to $280.2 million in 2011. The increase in general, administrative and corporate expenses is due to our continued build out of our U.S. insurance infrastructure and operations, the U.K. regional platform and the Swiss insurance operations. The ratio has also been adversely affected by the increased reinsurance costs. The general, administrative and corporate expense ratio of 13.6% for 2010 is broadly in line with 2009 with the increased expenditure associated with our expansion into the U.S. admitted market and U.K. regional distribution network balanced by reductions in profit-related compensation in 2010.

Net investment income.  In 2011, we generated net investment income of $225.6 million, a decrease of 2.8% on the prior year (2010 — $232.0 million, 2009 — $248.5 million). In 2011, lower reinvestment rates and declining book yields from fixed income securities were partially offset by $6.2 million of dividend income from global equity securities. In 2010, the lower interest rate environment and hence lower reinvestment rates resulted in lower net investment income for the year compared to 2009. In addition, investment income in 2009 benefited from a $19.8 million contribution from our investments in funds of hedge funds which we exited on June 30, 2009.

Change in fair value of derivatives.  In the twelve months ended December 31, 2011, we recorded a reduction in the fair value of derivatives of $59.9 million (2010 — $0.2 million; 2009 — $8.0 million). This includes a loss of $64.4 million in the value of our interest rate swaps which we entered into during 2010 and 2011. In the twelve months ended December 31, 2010, we recorded a reduction of $7.0 million (2009 — $8.0 million) in the estimated fair value of our credit insurance contract. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counter-parties.

At December 31, 2011, we held eight foreign currency derivative contracts to purchase $192.4 million of U.S. and foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. At December 31, 2010 and December 31, 2009, there were no outstanding foreign currency contracts. For the twelve months ended December 31, 2011, foreign currency contracts increased net income by $4.5 million.

Other revenues and expenses.  Other revenues and expenses in 2011 included $6.7 million of foreign currency exchange losses (2010 — $2.2 million gains; 2009 — $2.0 million gains) and $30.3 million of realized and unrealized investment gains (2010 — $50.6 million; 2009 — $11.4 million). Realized and unrealized gains included $27.5 million (2010 — $38.0 million; 2009 — $13.7 million) of net realized gains from the fixed income maturities available for sale portfolio, $4.5 million (2010 — $8.4 million; 2009 — $3.0 million) of net realized gains from our fixed income maturities trading portfolio, $3.3 million net unrealized losses (2010 — $1.8 million gain; 2009 — $15.6 million gain) from our fixed income maturities trading portfolio, $1.5 million of net realized losses from our equity investments (2010 — $Nil; 2009 — $Nil) and $3.1 million (2010 — $2.7 million; 2009 — $2.3 million) representing our share of earnings from our investment in Cartesian Iris. We have also recognized $6.8 million (2010 — income of $9.7 million; 2009 — income $8.0 million) of other expenses for the year ending December 31, 2011 which is primarily due to losses associated with funds withheld contracts. In 2011, we had no other-than-temporary impairment charges on our investments (2010 — $0.3 million; 2009 — $23.2 million). Interest payable was $30.8 million in 2011 (2010 — $16.5 million; 2009 — $15.6 million).

Taxes.  We recognized a tax credit in 2011 of $37.2 million (2010 — $27.6 million expense), equivalent to a consolidated rate on income before tax of 26.0% in 2011 compared to 8.1% in 2010 and 11.4% in 2009. The tax credit in 2011 is due to the geographic distribution of catastrophe losses, adjustments to prior years positions and changes in U.K. corporation tax rates.

Dividends.  The quarterly dividend has been maintained at $0.15 per ordinary share for 2009, 2010 and 2011. Dividends paid on the preference shares in 2011 were $22.8 million. Dividends paid on the preference shares in 2010 were $22.8 million, $1 million lower than the prior year, as a result of repurchasing 2.7 million of our 7.401% $25 liquidation value preference shares (NYSE:AHL-PA) at a price of $12.50 per share.

Shareholders’ equity and financial leverage.  Total shareholders’ equity decreased from $3,241.9 million at the end of December 31, 2010 to $3,172.9 million as at December 31, 2011. The most significant movements were:

•	net loss after tax for the year of $105.8 million;

•	an increase in net of tax unrealized gains on investments of $93.5 million, accounted for in other comprehensive income;

•	share repurchases of $8.1 million during the year; and

•	dividend payments to ordinary and preference shareholders totaling $65.3 million in 2011.

As at December 31, 2011, the remainder of our total shareholders’ equity was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $363.2 million (2010 — $363.2 million) less issue costs of $9.6 million (2010 — $9.6 million).

Our Senior Notes were the only material debt that we had issued as of December 31, 2011 and 2010 (2011 — $500.0 million; 2010 — $500.0 million). Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2011, this ratio was 13.6% (2010 — 13.3%; 2009 — 7.0%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.2% as of December 31, 2011 (2010 — 22.8%; 2009 — 17.0%). The increase in the 2010 ratio reflects our issuance of $250.0 million 6% Senior Notes in December 2010. We set targets for financial leverage which we believe provide an appropriate balance between improving returns to our ordinary shareholders while maintaining the levels of financial strength expected by our customers and by the rating agencies. For this purpose, we define financial leverage as the ratio of long-term debt and ‘hybrid’ capital to total capital. The term ‘hybrid’ refers to securities, such as our preference shares, which have characteristics of both debt and equity.

Diluted tangible book value per ordinary share at December 31, 2011 was $38.43, a decrease of 1.2% compared to $38.90 at December 31, 2010.

Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

Balances as at December 31, 2011 and December 31, 2010 were:

	As at	As at
	December 31, 2011	December 31, 2010
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,172.0	$3,241.9
Preference shares less issue expenses	(353.6)	(353.6)

	$2,818.4	$2,888.3

Ordinary shares	70,655,698	70,508,013
Diluted ordinary shares	73,355,674	74,172,657

Liquidity.  Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries. With respect to Aspen Holdings, management monitors its ability to service debt, to finance dividend payments and to provide financial support to the Operating Subsidiaries. During the year ended December 31, 2011, Aspen Holdings received a $52.6 million payment of inter-company interest in respect of an inter-company loan from Aspen U.K. Holdings. In addition, Aspen Holdings received dividends of $85.0 million (2010 — $203.0 million) from Aspen U.K. Holdings and $100.0 million (2010 — $120.0 million) from Aspen Bermuda.

As at December 31, 2011, Aspen Holdings held $125.3 million in cash and cash equivalents which, taken together with our credit facilities and expected levels of future inter-company dividends, we believe to be sufficient to provide us with an appropriate level of liquidity.

At December 31, 2011, the Operating Subsidiaries held $1,078.9 million in cash and cash equivalents that are readily realizable securities. Management monitors the value, currency and duration of the cash and investments within its Operating Subsidiaries to ensure that, individually, they are able to meet their insurance and other liabilities as they become due and that a margin of liquidity was held as at December 31, 2011 and for the foreseeable future.

As of December 31, 2011, we had in issue $934.3 million and £18.0 million in letters of credit to cedants, against which we held $1,344.1 million and £19.3 million of collateral. Our reinsurance receivables increased by 52.4% from $279.9 million at December 31, 2010 to $426.6 million at December 31, 2011, mainly as a result of the recognition of recoveries associated with the New Zealand earthquake and Thailand floods.

Current Market Conditions, Rate Trends and Developments in Early 2012

Across our entire book of business, January renewal rates increased on average by 4% overall. However, we cannot ascertain that a hard market has arrived. Behind this overall increase, there are some attractive areas. In property, in both insurance and reinsurance, a combination of model change in the U.S. and much-needed lessons from the 2011 catastrophe losses in the rest of the world is creating an underwriters’ market. For most U.S. and Asian catastrophe exposures, we can expect to be paid properly for the risks we want to take. For different reasons, a similar phenomenon exists in many lines of business that are affected by credit risk, financial risk, political risk and other forms of uncertainty. Our underwriters in lines such as surety, trade credit, political risk and financial institutions are well placed to drive rates upwards which we believe should achieve attractive results. If the rates do not meet our targets, we anticipate waiting for the right moment to grow. Taken together, these lines that are affected by natural hazards or by political or financial risk account for approximately 40% of the book of business that we expect to write in 2012. In other areas, we are achieving single-digit percentage rate increases or we are maintaining rates.

Reinsurance.  U.S. property catastrophe rates rose 10% to 15% on January 1 renewals while rates for European property catastrophe covers renewed at flat rates to increases of up to 5%. Looking forward to the Japan April 1 renewals, we anticipate these rates should rise significantly following the Japanese earthquake and tsunami and Japanese cedant-related loss activity in Thailand in 2011. There is speculation in the scientific community concerning whether the risk of earthquake in the Tokyo bay area has increased following the Japanese earthquake. We are persuaded that the resulting uncertainty demands a higher price and we expect to be demanding rate increases of up to 100% for Japanese earthquake business. Casualty rates remain flat and premium rates in specialty reinsurance are stable although we have achieved price increases of at least 25% in the loss-affected marine and offshore energy market.

Insurance.  January 1 is not a major renewal date for insurance overall. In the insurance markets, international terms and conditions remain stable and the insurance market place is reluctant to provide multi-year policies at this point. We regard this as significant because this is the stage in the cycle where many buyers would like to have multi-year policies locked in at relatively weak rates. We are encouraged that the underwriting market is not agreeing to this. Looking forward to the mid-year U.S. property renewals, we estimate that we could see double digit price increases as adoption of RMS version 11 becomes increasingly incorporated into pricing models.

For casualty renewals, the market conditions remain challenging in U.K. liability, however we experienced significant price increases of approximately 13% on our global excess casualty account.

In aviation, a small proportion of our account renews in January and while the overall market and airline sector remain over-served by competition, we expect that our unique approach will continue to yield good profits.

Recent Developments in Early 2012

Costa Concordia cruise liner.  The Costa Concordia cruise liner incident which took place off the coast of western Italy on January 13, 2012 is a complex loss and there are various factors and uncertainties which will have an impact on the quantum of loss. Aspen has exposure in both its insurance and reinsurance segments, mainly arising from its marine hull and marine liability insurance accounts. We expect that our loss from the insurance business will be contained within our outwards reinsurance program and that our retained loss will be less than $30 million before reinstatement premiums. In the reinsurance segment, our exposure arises from the specialty reinsurance account, and losses are expected to be less than 1% of the market loss. We are at an early stage in assessing the loss from Costa Concordia and these figures represent our current view.

Group Chief Financial Officer.  On February 14, 2012, we announced that Mr. Richard Houghton will be stepping down from his role as Group Chief Financial Officer and director with effect from February 29, 2012.

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

Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $136.0 million in gross written premium in 2011 (2010 — $135.0 million), or 11.5% of our reinsurance segment, of which $46.7 million was estimated (2010 — $31.8 million) and $89.3 million was reported by the cedants (2010 — $103.2 million). We estimate that the impact of a $1 million change in our estimated gross premiums written in our property treaty pro rata business would have an impact of $0.1 million on our net income before tax for our property reinsurance segment at December 31, 2011 (2010 — $0.2 million), excluding the impact of fixed costs such as reinsurance premiums and operating expenses.

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

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $136.0 million (2010 — $135.0 million) in our property reinsurance treaty pro rata account as of December 31, 2011, a variation of 5% could increase or reduce net income before taxation by approximately $0.9 million (2010 — $1.2 million).

Earned premiums.  Premiums are recognized as earned over the policy periods. The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Premiums receivable.  Premiums receivable are recorded as amounts due less any required provision for doubtful accounts. A significant portion of amounts included as premiums receivable, which represent estimated premiums written, net of commissions, is not currently due based on the terms of the underlying contracts. In determining whether or not any bad debt provision is necessary, we consider the financial security of the policyholder, past payment history and any collateral held. We have not made a provision for doubtful accounts in relation to assumed premium estimates. In addition, based on the above process, management believes that the premium estimates included in premiums receivable will be collectable and, therefore, we have not maintained a bad debt provision for doubtful accounts on the premiums at December 31, 2011.

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insured us against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to us. We considered this contract to be a financial guarantee insurance contract that did not qualify for exemption from treatment for accounting purposes as a derivative. This is because it provided for the final settlement, expected to take place two years after expiry of cover, to include an amount attributable to outstanding and IBNR claims which may not at that point of time be due and payable to us.

As a result of the application of derivative accounting rules under ASC 815, the contract was treated as an asset and measured at the directors’ estimate of its fair value. Changes in the estimated fair value from time to time were included in the consolidated statement of operations. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counter-parties.

Foreign exchange contracts.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies, but rather allows it to establish a rate of exchange for a future point in time. The increase in the number of contracts purchased in 2011 compared to 2010 is due to hedging against foreign currency losses from the earthquakes in New Zealand and Japan. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivative in the Company’s statement of operations.

At December 31, 2011, we held eight foreign currency derivative contracts to purchase $192.4 million of foreign currencies. At December 31, 2010 and December 31, 2009, there were no outstanding foreign currency contracts. For the twelve months ended December 31, 2011, the impact of foreign currency contracts on net income was $4.5 million (2010 — $Nil).

Interest rate swaps.  As at December 31, 2011, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2010 — $0.5 billion) due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. As at December 31, 2011, there was a charge in respect of the interest rate swaps of $64.4 million (2010 — $6.8 million gain).

As at December 31, 2011, cash collateral with a fair value of $43.7 million was transferred to our counterparties to support the current valuation of the of the interest rate swaps. As at December 31, 2011, no non-cash collateral (2010 — $7.7 million) was transferred to us by our counterparty. In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. No amount was recorded in our balance sheet as at December 31, 2011 (2010 — $Nil) for the pledged assets.

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

Case reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants, lawyers and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as the 2011 earthquake and tsunami in Japan, for example, the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedants but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

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

Actuarial Methodologies.  The main projection methodologies that are used by our actuaries are:

•	Initial expected loss ratio (“IELR”) method: This method calculates an estimate of ultimate losses by applying an estimated loss ratio to an estimate of ultimate earned premium for each accident year. The estimated loss ratio may be based on pricing information and/or industry data and/or historical claims experience revalued to the year under review.

•	Bornhuetter-Ferguson (“BF”) method: The BF method uses as a starting point an assumed IELR and blends in the loss ratio, which is implied by the claims experience to date using benchmark loss development patterns on paid claims data (“Paid BF”) or reported claims data (“Reported BF”). Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, it can be slow to react to emerging loss development and can, if the IELR proves to be inaccurate, produce loss estimates which take longer to converge with the final settlement value of loss.

•	Loss development (“Chain Ladder”) method: This method uses actual loss data and the historical development profiles on older accident years to project more recent, less developed years to their ultimate position.

•	Exposure-based method: This method is typically used for specific large catastrophic events such as a major hurricane. All exposure is identified and we work with known market information and information from our cedants to determine a percentage of the exposure to be taken as the ultimate loss.

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

Reserving procedures and process.  Our actuaries calculate the IELR, BF and Chain Ladder and, if appropriate, other methods for each line of business and each accident year. They then provide a range of ultimates within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies involve significant subjective judgments reflecting many factors such as changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with underwriting, claims, legal and finance in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

There are no differences between our year-end and our quarterly internal reserving procedures and processes because our actuaries perform the basic projections and analyses described above for each line of business.

Selection of reported gross reserves.  Management, through its Reserve Committee, then reviews the range of actuarial estimates, which to date it has not adjusted, and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management can select its best estimate outside the range provided by the actuaries, but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amounts to be recorded in the Company’s financial statements. The Reserve Committee is a management committee consisting of the Head of Risk (Chair of the Reserve Committee), the Group Chief Actuary, the Group Chief Financial Officer and senior members of our underwriting and claims staff. In the fourth quarter of 2011, we established two separate Reserve Committees for our reinsurance and insurance segments. There is a core membership of both committees consisting of the Group Head of Risk, the Group Chief Actuary, the Group Chief Financial Officer and the underwriting heads of insurance and reinsurance. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each committee.

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

Because many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. We review our reserves regularly, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claims experience develops and new information becomes available.

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

Allowance is made, however, for changes or uncertainties which may create distortions in the underlying statistics or which might cause the cost of unsettled claims to increase or reduce when compared with the cost of previously settled claims, including:

•	changes in our processes which might accelerate or slow down the development and/or recording of paid or incurred claims;

•	changes in the legal environment (including challenges to tort reform);

•	the effects of inflation;

•	changes in the mix of business;

•	the impact of large losses; and

•	changes in our cedants’ reserving methodologies.

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2011, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $115.7 million in loss reserves which would represent 80.9% of loss before income tax for the twelve months ended December 31, 2011. As at December 31, 2010, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $103.7 million in loss reserves which would represent 30.5% of income before income tax for the twelve months ended December 31, 2010.

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

Actuarial range of gross reserves.  The following tables show the 10th percentile, 25th percentile, actuarial mean estimate, 75th percentile and 90th percentile together with the actual percentile that the selected loss reserves represent. The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2011. Management’s selected reserves include unallocated claims handling expenses which remain unchanged across all reserve distributions.

	As at December 31, 2011
	Management’s
	Selected
Gross Reserves	Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)

Reinsurance	$2,953.5	75%	$2,244.8	$2,423.6	$2,700.6	$2,941.5	$3,240.2
Insurance	1,571.7	75	1,138.3	1,245.2	1,426.8	1,570.2	1,770.9
Diversification	—	—	402.5	250.8	—	(205.0)	(482.0)

Total Gross Losses and Loss Expense Reserves	$4,525.2	90%	$3,785.6	$3,919.6	$4,127.6	$4,306.7	$4,529.1

	As at December 31, 2010
	Management’s
	Selected
Gross Reserves	Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)

Reinsurance	$2,304.6	74%	$1,691.9	$1,879.5	$2,132.4	$2,355.2	$2,614.2
Insurance	1,515.9	72	1,108.0	1,210.9	1,371.9	1,499.9	1,669.7
Diversification	—	—	379.7	225.2	—	(184.7)	(413.8)

Total Gross Losses and Loss Expense Reserves	$3,820.5	88%	$3,179.6	$3,315.6	$3,504.3	$3,670.4	$3,870.1

The above represents a distribution from our internal capital model for reserving risk based upon our current state of knowledge and application of actuarial principles. The model itself has many explicit and implicit assumptions relating to the incurred pattern of claims, the expected ultimate settlement amount, inflation and dependencies between lines of business. If any of these assumptions underlying the model were to prove incorrect, then a materially different reserving distribution may result.

The 10th percentile represents a 1 in 10 chance that, for example, reinsurance reserves will be at or lower than $2,244.8 million. The 90th percentile represents a 1 in 10 chance that reserves will be at or greater than $3,240.2 million. Diversification reflects the fact that not all the segments are perfectly correlated; that is, we would not expect all lines of business to run off better than or worse than the mean at the same time.

If the ultimate liabilities equate to the mean actuarial estimate, then the impact from the change in loss reserves would be to increase net income before tax by $397.6 million (being the difference above between the selected loss reserves of $4,525.2 million and the mean value of $4,127.6 million), although the impact of such a change is unlikely to be recognized in one calendar year due to the unwinding of experience against expectations taking many years.

Conversely, if the ultimate liabilities equate to the estimated 90th percentile, then the impact from the change in loss reserves would be to reduce net income before tax by $3.9 million (being the difference between the selected loss reserves of $4,525.2 million and the 90th percentile value of $4,529.1 million), although the impact of such a change is unlikely to be recognized in one calendar year.

Changes in loss reserve estimates would not have an immediate effect on our liquidity as settlement of insurance liabilities typically can take a number of years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” for a discussion of liquidity risks.

Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies. The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $3,785.6 million at the 10th percentile and $4,529.1 million at the 90th percentile. The actual net reserves established as at December 31, 2011 were $4,098.6 million (2010 — $3,540.6 million).

Investments.  We currently classify all except $398.5 million of our fixed income maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.

The fair value for mortgage-backed and other asset-backed debt securities, includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which result in future cash flows being used to determine current book value.

Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

Other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore the Company’s review of these securities utilizes a higher degree of judgment. In its review, the Company considers its ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where an equity security is considered to be other-than-temporarily impaired, the entire charge is recognized in realized losses in earnings. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Although the Company reviews each security on a case by case basis, it has also established parameters to help identify securities in an unrealized loss position which are other-than-temporarily impaired. These parameters focus on the extent and duration of the impairment and for both fixed maturities and equities the Company considers declines in value to a level 20% or more below cost for 12 consecutive months to indicate that the security may be other-than-temporarily impaired.

Deferred tax assets.  We provide for income taxes for our subsidiaries operating in income tax-paying jurisdictions. Our deferred tax assets and liabilities primarily result from the net tax effect of temporary differences between the amounts recorded in our audited consolidated financial statements and the tax basis of our assets and liabilities. We determine deferred tax assets and liabilities separately for each tax-paying component in each tax jurisdiction.

At each balance sheet date, management assesses the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax asset will not be realized. The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction and available tax planning strategies. Estimates of future taxable income incorporate several assumptions that may differ from actual experience. Differences in our assumptions and resulting estimates could have a material adverse impact on our financial results of operations and liquidity. Any such differences are recorded in the period in which they become known.

Results of Operations

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2011, 2010 and 2009.

Consolidated Income Statement

	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions, except for percentages)

Gross written premiums	$2,207.8	$2,076.8	$2,067.1
Net premiums written	1,929.1	1,891.1	1,836.8
Gross premiums earned	2,141.1	2,094.3	2,035.4
Net premiums earned	1,888.5	1,898.9	1,823.0
Net investment income	225.6	232.0	248.5
Net realized and unrealized investment gains/(losses)	30.3	50.6	11.4
Change in fair value of derivatives	(59.9)	(0.2)	(8.0)
Other (expense) income	(6.8)	9.1	8.0

Total Revenues	2,077.7	2,190.4	2,082.9

Expenses
Insurance losses and loss adjustment expenses	(1,556.0)	(1,248.7)	(948.1)
Policy acquisition expenses	(347.0)	(328.5)	(334.1)
General, administrative and corporate expenses	(280.2)	(258.6)	(252.4)
Interest on long-term debt	(30.8)	(16.5)	(15.6)
Net realized and unrealized exchange gains/(losses)	(6.7)	2.2	2.0

Total Expenses	(2,220.7)	(1,850.1)	(1,548.2)

Income/(loss) from operations before income tax	(143.0)	340.3	534.7
Income tax (expense)/benefit	37.2	(27.6)	(60.8)

Net Income/Loss	$(105.8)	$312.7	$473.9

Ratios
Loss ratio	82.4%	65.8%	52.0%
Expense ratio	33.2%	30.9%	32.1%
Combined ratio	115.6%	96.7%	84.1%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2011, 2010 and 2009. The amounts shown as ‘underlying premiums’ exclude reinstatement premiums and other premiums receivable directly related to losses arising from all catastrophic events in 2011.

	For the Twelve Months Ended
	December 31, 2011
	Reinsurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Less: Catastrophic event-related premiums	(32.5)	—	(32.5)

Underlying premiums	$1,155.0	$1,020.3	$2,175.3

% change in underlying premiums between 2011 and 2010	0.4%	11.6%	5.3%

	For the Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$1,162.2	$914.6	$2,076.8
Less: Catastrophic event-related premiums	(12.0)	—	(12.0)

Underlying premiums	1,150.2	$914.6	$2,064.8

% change in underlying premiums between 2010 and 2009	(2.2)%	2.6%	(0.1)%

	For the Twelve Months Ended December 31, 2009
	Reinsurance	Insurance	Total
	($ in millions, except for percentages)

Gross written premiums	$1,176.0	$891.1	$2,067.1
Less: Catastrophic event-related premiums	—	—	—

Underlying premiums	$1,176.0	891.1	2,067.1

% change in underlying premiums between 2009 and 2008	6.7%	0.1%	4.1%

Gross written premiums in 2011 increased by 6.3%, with increases across both segments. Gross written premiums in our reinsurance segment increased by 2.2% due to increases in property catastrophe and specialty reinsurance, which recognized loss-related additional premiums, offset by decreased premiums written in property risk excess and international casualty within our other property reinsurance and casualty reinsurance lines, respectively.

Gross written premiums in our insurance segment increased by 11.6% to $1,020.3 million for 2011 from $914.6 million in 2010. The increase in gross written premium is mainly attributable to the property lines and the financial and professional lines. Increases in gross written premium in property included our program business as well as increases in U.S. property which benefited from rate increases in the year. Our financial and professional lines have benefited from increased demand for our kidnap and ransom products. Gross written premiums in our casualty insurance lines have reduced where we declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

Gross written premiums in 2010 were broadly in line with 2009, with reductions in our reinsurance segment balanced by increases in our insurance segment. Gross written premiums in the reinsurance segment for 2010 contained an additional $45.5 million from new teams that commenced underwriting in 2009 (credit and surety and agriculture) and $39.0 million of additional catastrophe premium which includes $12.0 million of reinstatement premiums from the Chilean earthquake. These increases were offset by reductions in other property reinsurance, casualty reinsurance and other specialty lines of business. Gross written premiums in the insurance segment of $914.6 million for 2010 include additional contributions of $32.5 million from property insurance where we saw opportunities to write business that met our profitability requirements compensating for reductions in casualty and energy physical damage.

Net premiums written.  In 2011, gross written premiums increased by 6.3% while net premiums written increased by 2.0%. The lower level of growth in net premiums written was due to the $93.0 million increase in reinsurance expenditure in the year due predominantly to the reinsurance segment recognizing the costs of catastrophe retrocession programs purchased to provide additional cover for the third quarter’s wind season after the first two quarters’ catastrophe events.

In 2010, while gross written premiums increased by only 0.5%, net premiums written increased by 3.0% compared to 2009 due to a reduction of $44.6 million in ceded written premiums. The overall decrease in the insurance segment reflected the cancellation of a reinsurance quota share for U.S. property insurance and lower costs of quota share reinsurance resulting from reduced gross written premium. In 2009, although total gross written premiums increased by 3.3%, net premiums written increased by only 0.1% compared to 2008 as a result of the $64.1 million increase in ceded written premiums.

Gross premiums earned.  Gross premiums earned reflect the portion of gross written premiums which are recorded as revenues over the policy periods of the risks we write. The earned premium recorded in any year includes premium from policies incepting in prior years and excludes premium to be earned subsequent to the balance sheet date. Gross premiums earned in 2011 increased by 2.2% compared to 2010 reflecting the increase in gross written premium earlier in the year, in particular in insurance and the $32.5 million of reinstatement and loss-related additional premiums associated with the catastrophe losses in the year.

Gross premiums earned in 2010 increased by 2.9% compared to 2009 reflecting the higher written premium earlier in the year and the $12.0 million of reinstatement premiums from the Chilean earthquake.

Net premiums earned.  Net premiums earned have decreased by $10.4 million, or 0.5%, in 2011 compared to 2010 due to the recognition of earned premiums associated with the additional reinsurance purchased to protect the second half of 2011 following the large losses in the first half of the year. Net premiums earned increased by $75.9 million, or 4.2%, in 2010 compared to 2009 which is consistent with the increase in gross earned premiums and the reduction in the cost of our reinsurance purchased in that period. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2011		2010		2009
	($ in millions)	% change	($ in millions)	% change	($ in millions)

Reinsurance	1,108.3	(2.9)%	1,141.8	3.0%	$1,108.1
Insurance	780.2	3.1	757.1	5.9	714.9

Total	$1,888.5	(0.5)%	$1,898.9	4.2%	$1,823.0

Losses and loss adjustment expenses.  Losses and loss adjustment expenses have increased from $1,248.7 million in 2010 to $1,556.0 million in 2011 primarily due to $534.3 million of net losses from natural disasters that occurred in 2011 (principally the Japanese earthquake and tsunami, U.S. tornadoes, Thai floods, Australian floods and New Zealand earthquakes). In 2010, we suffered $127.9 million of net losses from the Chilean earthquake and $52.8 million from the New Zealand earthquake. In 2009, we had no significant catastrophe loss events, with the only notable loss events being the recognition of $13.4 million of European and Canadian storm losses and $11.4 million of net losses from the Air France disaster. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

The loss ratio for 2011 of 82.4% has increased by 16.6 percentage points compared to 2010. The increase is due mainly to the 2011 catastrophes offset by the $70.9 million increase in reserve releases. Prior year reserve releases in our reinsurance segment increased from $65.6 million in 2010 to

$72.3 million in 2011 following favorable development in property reinsurance and specialty reinsurance lines. The insurance segment had a $20.0 million reserve release in 2011 from the property, casualty and marine, energy and transportation insurance lines compared to a $44.2 million reserve strengthening in 2010 mainly in casualty insurance.

We have presented loss ratios both including and excluding the impact from prior year reserve adjustments and catastrophe losses to aid in the analysis of the underlying performance of our segments. We have defined 2011 catastrophic losses as: losses associated with the New Zealand earthquakes, the Australian floods, the Japanese earthquake and tsunami, the Thai flood and $39.1 million of other weather-related events. Our estimate of loss for the 2011 events, including reinstatement premium adjustments but before taxes, is $534.3 million.

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

					Accident
					Year Loss
					Ratio Excluding
		Prior Year	Total		Prior and
	Total Loss	Claims	Accident Year	Current Year	Current Year
For the Twelve Months Ended December 31, 2011	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	97.7%	6.7%	104.4%	(48.4)%	56.0%
Insurance	60.6	2.6	63.2	(1.8)	61.4
Total	82.4%	5.0%	87.4%	(29.1)%	58.3%

Our 2010 catastrophe losses were associated with the Chilean earthquake in the first quarter of 2010 and the New Zealand earthquake in the third quarter of 2010. Our estimate of loss for these 2010 events is $127.9 million for the Chilean earthquake and $52.8 million for the New Zealand earthquake. The underlying changes in accident year loss ratios by segment are shown in the table below. The prior year claims adjustment in the table below reflects claims development and excludes premium adjustments.

The current year claims adjustments represent catastrophic loss events.

					Accident
					Year Loss
					Ratio Excluding
		Prior Year	Total		Prior and
	Total Loss	Claims	Accident Year	Current Year	Current Year
For the Twelve Months Ended December 31, 2010	Ratio	Adjustment	Loss Ratio	Adjustment	Adjustments

Reinsurance	60.7%	5.7%	66.4%	(15.8)%	50.6%
Insurance	73.3	(5.8)	67.5	—	67.5
Total	65.8%	1.1%	66.9%	(9.5)%	57.4%

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

				Accident
				Year Loss
				Ratio Excluding
		Prior Year	Current Year	Prior and
	Total Loss	Claims	Claims	Current Year
For the Twelve Months Ended December 31, 2009	Ratio	Adjustment	Adjustment	Claims Adjustments

Reinsurance	42.2%	9.4%	—%	51.6%
Insurance	67.3	(2.7)	—	64.6
Total	52.0%	4.6%	—%	56.6%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2011, 2010 and 2009. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios for the
	Twelve Months Ended
	December 31,
	2011	2010	2009

Policy acquisition expense ratio	16.2%	15.7%	16.4%
General, administrative and corporate expense ratio	13.1	12.3	12.4

Gross expense ratio	29.3	28.0	28.8
Effect of reinsurance	3.9	2.9	3.3

Total net expense ratio	33.2%	30.9%	32.1%

The policy acquisition ratio, gross of the effect of reinsurance, has increased to 16.2% in 2011 from 15.7% for 2010 mainly as a result of increased commission in our insurance segment due to changes in the mix of business written. The policy acquisition ratio, gross of the effect of reinsurance, reduced to 15.7% for the twelve months ended December 31, 2010 from 16.4% for the comparative period in 2009 mainly as a result of a reduction in profit related commissions in our reinsurance segment. General, administrative and corporate expenses increased by 8.3% from $258.6 million in 2010 to $280.2 million in 2011, with the increased expenditure associated with our expansion into the U.S. admitted market and U.K. regional distribution network balanced by reductions in profit-related compensation in 2011.

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2011, 2010 and 2009 are shown in the following tables:

	For the Twelve Months Ended
	December 31, 2011
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total

Policy acquisition expense ratio	16.6%	15.7%	16.2%
General and administrative expense ratio(1)	9.2	13.2	13.1

Gross expense ratio	25.8	28.9	29.3
Effect of reinsurance	1.9	6.3	3.9

Total net expense ratio	27.7%	35.2%	33.2%

	For the Twelve Months Ended
	December 31, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total

Policy acquisition expense ratio	17.1%	13.9%	15.7%
General and administrative expense ratio(1)	9.5	10.9	12.3

Gross expense ratio	26.6	24.8	28.0
Effect of reinsurance	0.9	5.0	2.9

Total net expense ratio	27.5%	29.8%	30.9%

	For the Twelve Months Ended
	December 31, 2009
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total

Policy acquisition expense ratio	18.4%	13.7%	16.4%
General and administrative expense ratio(1)	8.4	11.6	12.4

Gross expense ratio	26.8	25.3	28.8
Effect of reinsurance	1.4	5.5	3.3

Total net expense ratio	28.2%	30.8%	32.1%

(1)	The total group general and administrative expense ratio includes corporate expenses.

Net investment income.  In 2011, net investment income was $225.6 million (2010 — $232.0 million). which decreased due to lower reinvestment rates and declining book yields from fixed income securities partially offset by $6.2 million of dividend income from global equity securities (2010 — $ Nil). In 2010, the lower interest rate environment and hence lower reinvestment rates resulted in a lower net investment income for the year. Investment income in 2009 benefited from a $19.8 million contribution from our investments in funds of hedge funds which we exited on June 30, 2009.

Change in fair value of derivatives.  In 2011, we recorded a reduction in the fair value of derivatives of $59.9 million (2010 — $0.2 million; 2009 — $8.0 million). This includes a loss of $64.4 million in the value of our interest rates swaps which we entered into during 2010 and 2011. In 2010, we recorded a reduction of $7.0 million (2009 — $8.0 million) in the estimated fair value of our credit insurance contract. On October 26, 2010, we gave notice of our intention to cancel our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counter-parties.

At December 31, 2011, we held eight foreign currency derivative contracts to purchase $192.4 million of U.S. and foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as changes in fair value of derivatives in our statement of operations. At December 31, 2010 and December 31, 2009, there were no outstanding foreign currency contracts. For the twelve months ended December 31, 2011, the impact of foreign currency contracts on net income was $4.5 million (2010 — $Nil)

Other revenues and expenses.  Other revenues and expenses in 2011 included $6.7 million of foreign currency exchange losses (2010 — $2.2 million gains; 2009 — $2.0 million gains) and $30.3 million of realized and unrealized investment gains (2010 — $50.6 million gains; 2009 — $11.4 million gains). Realized and unrealized gains included $27.5 million (2010 — $38.0 million; 2009 — $13.7 million) of net realized gains from the fixed income maturities available for sale portfolio, $4.5 million (2010 — $8.4 million; 2009 — $3.0 million) of net realized gains from our fixed income maturities trading portfolio, $3.3 million net unrealized losses (2010 — $1.8 million gain; 2009 — $15.6 million gain) from our fixed income maturities trading portfolio, $1.5 million of net realized losses from our equity investments (2010 — $Nil; 2009 — $Nil) and $3.1 million (2010 — $2.7 million; 2009 — $2.3 million) representing our share of earnings from our investment in Cartesian Iris. In 2011, we also recognized $6.8 million (2010 — income of $9.1 million) of other expenses primarily due to losses associated with funds withheld contracts. We had no other-than-temporary impairment charges on our investments in 2011 (2010 — $0.3 million; 2009 — $23.2 million). Interest payable was $30.8 million in 2011 (2010 — $16.5 million; 2009 — $15.6 million). The increase was due to our issuance of an additional $250 million of 6.0% Senior Notes in December 2010.

Income/(loss) before tax.  In 2011, losses before tax were $143.0 million, comprised of $294.7 million of underwriting losses, $225.6 million in net investment income, $59.9 million of losses from changes in fair value of derivatives, $23.6 million of net realized and unrealized investment and foreign exchange losses, $30.8 million of interest expense and $6.8 million of other expenses. In 2010, income before tax was $340.3 million and comprised mainly $63.1 million of underwriting profit,

$232.0 million in net investment income and $50.6 million of realized investment gains. Our decrease in underwriting income in 2011 when compared to 2010 was mainly due to the $505.2 million of losses net of reinsurance and reinstatement premiums associated with the Japanese earthquake and tsunami, U.S. storms and Hurricane Irene, Thai floods, Australian floods and New Zealand earthquakes. In 2009, income before tax was $534.7 million and comprised mainly $288.4 million of underwriting profit and $248.5 million in net investment income. The decrease in income in 2010 when compared to 2009 was due principally to natural catastrophe losses from the earthquakes in Chile and New Zealand. There was an absence of catastrophes combined with improved investment performance in 2009.

Income tax expense/credit.  There was an income tax credit of $37.2 million in 2011 compared to a $27.6 million tax expense in 2010 and a $60.8 million tax expense in 2009. The effective tax rate in 2011 was 26.0% compared to 8.1% in 2010 and 11.4% in 2009. The tax credit in 2011 is primarily due to the geographic distribution of catastrophe losses, adjustments to prior year positions and changes in U.K. tax corporation rates. The reduction in the effective tax rate in 2010 is the result of proactive fiscal and balance sheet management and the distribution of underwriting results across our entity balance sheets. The reduction in the effective tax rate for 2009 was mainly driven by the distribution of insurance and investment-related losses within the group in the fourth quarter of 2008.

Net income/loss.  In 2011, we had a net loss of $105.8 million, equivalent to a basic and diluted loss per ordinary share of $1.82 based on the weighted average number of shares in issue during the period. In 2010, we had net income of $312.7 million, equivalent to diluted earnings per ordinary share of $3.62 based on the weighted average number of shares in issue during the period. In 2009, we had net income of $473.9 million, equivalent to diluted earnings per ordinary share of $5.64 based on the weighted average number of shares in issue during the period. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

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

Non-underwriting Disclosures:  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to our operating segments as they typically do not fluctuate with the levels of premium written and are related to our operations. They include group executive costs, group finance, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs, including new teams which have not commenced underwriting.

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments for the twelve months ended December 31, 2011, 2010 and 2009.

Information related to prior periods has been represented to conform to the current period presentation, where applicable.

	Twelve Months Ended December 31, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Net written premiums	1,098.1	831.0	1,929.1
Gross earned premiums	1,190.6	950.5	2,141.1
Net earned premiums	1,108.3	780.2	1,888.5
Underwriting Expenses
Losses and loss expenses	1,083.3	472.7	1,556.0
Policy acquisition expenses	197.7	149.3	347.0
General and administrative expenses	109.8	125.7	235.5

Underwriting income/(loss)	$(282.5)	$32.5	(250.0)

Corporate expenses			(44.7)
Net investment income			225.6
Net realized and unrealized investment gains/(losses)			30.3
Change in fair value of derivatives			(59.9)
Interest on long-term debt			(30.8)
Net realized and unrealized foreign exchange gains/(losses)			(6.7)
Other income/(expenses)			(6.8)

Income/(loss) before income taxes			(143.0)
Income tax benefit			37.2

Net income/(loss)			$(105.8)

Net reserves for loss and loss adjustment expenses	$2,770.0	$1,328.6	$4,098.6

Ratios
Loss ratio	97.7%	60.6%	82.4%
Policy acquisition expense ratio	17.8%	19.1%	18.4%
General and administrative expense ratio(1)	9.9%	16.1%	14.8%
Expense ratio	27.7%	35.2%	33.2%

Combined ratio	125.4%	95.8%	115.6%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,162.2	$914.6	$2,076.8
Net written premiums	1,118.5	772.6	1,891.1
Gross earned premiums	1,186.4	907.9	2,094.3
Net earned premiums	1,141.8	757.1	1,898.9
Underwriting Expenses
Losses and loss expenses	693.5	555.2	1,248.7
Policy acquisition expenses	202.4	126.1	328.5
General and administrative expenses	112.3	99.4	211.7

Underwriting income/(loss)	$133.6	$(23.6)	110.0

Corporate expenses			(46.9)
Net investment income			232.0
Net realized and unrealized investment gains			50.6
Change in fair value of derivatives			(0.2)
Interest on long-term debt			(16.5)
Net realized and unrealized foreign exchange gains/(losses)			2.2
Other income/(expenses)			9.1

Income/(loss) before income taxes			340.3
Income tax (expense)			(27.6)

Net income/(loss)			$312.7

Net reserves for loss and loss adjustment expenses	$2,243.9	$1,296.7	$3,540.6

Ratios
Loss ratio	60.7%	73.3%	65.8%
Policy acquisition expense ratio	17.7%	16.7%	17.3%
General and administrative expense ratio(1)	9.8%	13.1%	13.6%
Expense ratio	27.5%	29.8%	30.9%

Combined ratio	88.2%	103.1%	96.7%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

The net reserves for loss and loss adjustment expenses have been represented to correctly show the split between the segments. The total for December 31, 2010 remains unchanged.

	Twelve Months Ended December 31, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,176.0	$891.1	$2,067.1
Net written premiums	1,116.7	720.1	1,836.8
Gross earned premiums	1,164.4	871.0	2,035.4
Net earned premiums	1,108.1	714.9	1,823.0
Underwriting Expenses
Losses and loss expenses	467.3	480.8	948.1
Policy acquisition expenses	214.6	119.5	334.1
Operating and administrative expenses	97.5	100.7	198.2

Underwriting profit/(loss)	328.7	13.9	342.6

Corporate expenses			(54.2)
Net investment income			248.5
Net realized and unrealized investment gains			11.4
Change in fair value of derivatives			(8.0)
Interest on long-term debt			(15.6)
Net realized and unrealized foreign exchange gains/(losses)			2.0
Other income			8.0

Net income before tax			$534.7

Net reserves for loss and loss adjustment expenses	$1,988.4	$1,021.2	$3,009.6

Ratios
Loss ratio	42.2%	67.3%	52.0%
Policy acquisition expense ratio	19.4%	16.7%	18.3%
General and administrative expense ratio(1)	8.8%	14.1%	13.8%
Expense ratio	28.2%	30.8%	32.1%

Combined ratio	70.4%	98.1%	84.1%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

Reinsurance

Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements.

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2011, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums for the Twelve Months Ended December 31,
Lines of Business	2011		2010		2009
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Property catastrophe reinsurance	$306.9	4.8%	$292.9	15.2%	$254.3
Other property reinsurance	279.1	3.8	268.9	(14.4)	314.0
Casualty reinsurance	309.1	(9.2)	340.5	(3.2)	351.9
Specialty reinsurance	292.4	12.5	259.9	1.6	255.8

Total	$1,187.5	2.2%	$1,162.2	(1.2)%	$1,176.0

Gross written premiums.  Gross written premiums in this segment were broadly in line with those in 2010 and 2009. Increased written premium in specialty reinsurance were attributable to growth in credit and surety and the recognition of loss-related additional premiums. We wrote more property catastrophe premium due to the impact of reinstatement premiums and some favorable pricing following the natural catastrophes in 2011. The increases are offset by reductions in casualty reinsurance where we continued to experience challenging market conditions and prices that did not meet our profitability requirements.

In 2010, gross written premiums reduced slightly from 2009 despite a $38.6 million increase in premiums in property catastrophe reinsurance which included $12.0 million of reinstatement premiums associated with the Chilean earthquake. The increase was in contrast to reductions across our other reinsurance lines. Written premium in other property reduced as a result of higher cedant retentions, while challenging market conditions continued in casualty reinsurance. Specialty reinsurance premiums increased marginally with reductions in our structured risk portfolio being offset by premiums written in our then newly-established credit and surety and non-U.S. agriculture accounts.

Reinsurance ceded.  Total reinsurance ceded of $89.4 million increased by $45.7 million from 2010. The reinsurance segment recognized the costs of catastrophe programs purchased to provide additional cover for the third quarter’s wind season after the first two quarters’ catastrophe events. Total reinsurance ceded of $43.7 million in 2010 decreased by $15.6 million from 2009, as we decided to selectively reduce some of our outwards reinsurance.

We purchased $59.3 million of reinsurance contracts during 2009 which was attributable to a combination of specific reinsurance purchased to cover our then newly established lines of business and some higher renewal rates on existing reinsurance.

Losses and loss adjustment expenses.  The loss ratio in 2011 was 97.7% compared to 60.7% in 2010. The increase in the loss ratio is attributable to a high frequency of catastrophe losses in 2011 with $253.7 million from the Japanese earthquake and tsunami, $109.2 million from U.S. storms (including Hurricane Irene), $73.3 million from the New Zealand earthquake, $65.7 million from the Thai floods, $22.3 million from the Australian floods and $28.3 million from other natural catastrophes (U.S., Scandinavian and Asian weather-related events). All losses are net of reinsurance recoveries but before reinstatement premiums and tax. The increase in losses has been partly mitigated by a $6.7 million increase in prior year reserve releases compared to 2010.

The net loss ratio for 2010 was 60.7% compared to 42.2% in 2009. The increase in the loss ratio was attributable to losses of $180.7 million ($168.7 million net of reinstatement premiums) relating to the earthquakes in Chile and New Zealand, which had an impact of 15.8 and 14.9 percentage points on the loss ratio and combined ratio, respectively, compared to an absence of significant catastrophe-related losses in 2009. Net reserve releases of $65.6 million (2009 — $103.8 million) were due mainly to favorable claims development in most lines but were significantly lower than 2009, in particular for property catastrophe and specialty reinsurance.

Policy acquisition, general and administrative expenses.  Policy acquisition expenses were $197.7 million for 2011, equivalent to 17.8% of net premiums earned (2010 — $202.4 million or 17.7% of net premiums earned). The increase in the ratio is due to our purchase of additional reinsurance reducing our net earned premium. General and administrative expenses were $109.8 million for 2011, a $2.5 million reduction from 2010, attributable mainly to lower performance-related accruals following the high loss activity of 2011.

The policy acquisition expense ratio of 17.7% of net premiums earned for 2010 was 1.1 percentage points lower than in 2009 due largely to the mix of business with more property catastrophe business written which attracts lower average commission rates. This line of business has lower brokerage costs and provides a greater contribution to the total amount of business written.

The general and administrative expense ratio of 9.9% in 2011 increased from 9.8% in 2010 due to an increase in general expenses as we continued to invest in the development of the business and growth of existing offices. The general and administrative expense ratio of 9.8% in 2010 increased from 8.8% in 2009 due to our continued investment in the development of the business and establishment of new offices.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements.

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2011, 2010 and 2009, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
	For the Twelve Months		For the Twelve Months		For the Twelve Months
Lines of Business	Ended December 31, 2011		Ended December 31, 2010		Ended December 31, 2009
	($ in millions)	% increase/	($ in millions)	% increase/	($ in millions)
		(decrease)		(decrease)

Property insurance	$220.4	28.4%	$171.7	23.4%	$139.1
Casualty insurance	137.2	(7.4)	148.2	(24.4)	196.1
Marine, energy and transportation insurance	432.2	(0.7)	435.1	(1.9)	443.4
Financial and professional lines insurance	230.5	44.4	159.6	41.9	112.5

Total	$1,020.3	11.6%	$914.6	2.6%	$891.1

Overall premiums increased by 11.6% in 2011 compared to 2010. The increase in gross written premiums was mainly attributable to the financial and professional lines where we experienced additional demand, in particular for our kidnap and ransom products which form part of our financial and political risk business, and to the continued development of our U.S. professional lines business. Increases in gross written premium in property included our program business as well as increases in U.S. property which benefited from rate increases in the year. Gross written premiums in our casualty insurance lines reduced when compared 2010 where we declined business that did not meet our profitability requirements coupled with higher client retention in some classes.

Overall premiums increased by 2.6% in 2010 compared to 2009. Gross written premiums increased in both the property insurance and financial and professional lines where we wrote business that met our profitability requirements. This compensated for difficult trading conditions in our casualty insurance and marine, energy and transportation lines.

Reinsurance ceded.  Reinsurance costs increased by 33.3% for the insurance segment in 2011 when compared with 2010 as we purchased advanced protection for our new U.S. professional lines business as well as an increase in the U.S. property program.

Losses and loss adjustment expenses.  The loss ratio for 2011 was 60.6% compared to 73.3% for 2010 (2009 — 67.3%). The improvement in the loss ratio is attributable to a $20.0 million prior year reserve release compared to a $44.2 million reserve strengthening in 2010. In 2011, we experienced limited catastrophe losses in this segment of $14.2 million, while 2010 was impacted by $35.3 million of net losses ($39.5 million including reinstatements) from two oil pipeline spills and a gas explosion in California in addition to $10.7 million of losses from the Deepwater Horizon oil spill. The reserve releases for 2011 came primarily from our property, U.K. liability and aviation accounts partly offset by deterioration in financial and professional lines where we experienced higher than expected claims development from the professional liability lines.

In 2010, we had higher prior year reserve strengthening of $48.6 million compared to a reserve strengthening of $19.3 million in 2009. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, general and administrative expenses.  Policy acquisition expenses of $149.3 million for 2011 were equivalent to 19.1% of net premiums earned (2010 — $126.1 million or 16.7% of net earned premium). This was mainly due to an increase in premiums written as well as to a change in the mix of business written where we have written a lower proportion of casualty business which has lower average commission rates and a higher proportion of energy, U.S. property and kidnap and ransom business which incur higher commission rates. General and administrative expenses of $125.7 million in 2011 have increased from $99.4 million in 2010 mainly due to our continued build out of our U.S. operations.

Policy acquisition expenses for 2010 increased by $6.6 million from 2009 with the cost increase reflecting the increase in gross written premiums. General and administrative expenses of $99.4 million for the twelve months ended December 31, 2010 decreased by $1.3 million from 2009 due to 2009 including higher performance-related compensation costs reflecting our performance in such year. Nevertheless, we had increased expenditure in 2010 associated with our expansion into the U.S. admitted market and U.K. regional distribution network offset by reductions in profit-related compensation in 2010.

Balance Sheet

Total cash and investments

At December 31, 2011 and December 31, 2010, total cash and investments, including accrued interest receivable, were $7.6 billion and $7.3 billion, respectively. The composition of our investment portfolio is summarized below:

	As at December 31, 2011		As at December 31, 2010
		Percentage of		Percentage of
	Estimated	Total Cash and	Estimated	Total Cash and
	Fair Value	Investments	Fair Value	Investments
	($ in millions, except for percentages)

Fixed Income Securities — Available for Sale
U.S. Government	$932.4	12.2%	$725.4	10.0%
U.S. Government Agency	295.5	3.9	302.3	4.2
Municipal	35.6	0.5	30.7	0.4
Corporate	1,846.5	24.2	2,325.7	31.9
FDIC Corporate	72.9	0.9	—	—
Non-U.S. Government-backed Corporate	167.8	2.2	—	—
Foreign Government	660.4	8.7	616.9	8.5
Asset-backed	61.0	0.8	58.8	0.8
Mortgage-backed	1,353.7	17.8	1,300.6	17.9

Total Fixed Income — Available for Sale	5,425.8	71.2%	5,360.4	73.7%
Fixed Income Securities — Trading
U.S. Government	32.3	0.4%	48.3	0.7%
U.S. Government Agency	1.8	—	0.5	—
Municipal	2.9	—	3.3	—
Corporate	349.3	4.6	339.8	4.7
FDIC Guaranteed Corporate	—	—	—	—
Non-U.S. Government-backed Corporate	—	—	—	—
Foreign Government	7.4	0.1	9.4	0.1
Asset-backed	0.7	—	4.9	0.1

Total Fixed Income — Trading	394.4	5.1%	406.2	5.6%
Total Other Investments	33.1	0.4	30.0	0.4
Total Equity Securities	179.5	2.4	—	—
Total Short-term Investments — Available for Sale	298.2	3.9	286.0	3.9
Total Short-term Investments — Trading	4.1	0.1	3.7	0.1
Total Cash and Cash Equivalents	1,239.1	16.3	1,179.1	16.2
Total Net Receivable/(Payable) for Securities Sold/(Purchased)	1.1	—	(40.4)	(0.6)
Total Accrued Interest Receivable	49.6	0.6	54.4	0.7

Total Cash and Investments	$7,624.9	100.0%	$7,279.4	100.0%

Fixed maturities.  At December 31, 2011, the average credit quality of our fixed income book was “AA,” with 94% of the portfolio being graded “A” or higher. At December 31, 2010, the average credit quality of our fixed income book was “AA+,” with 96% of the portfolio being graded “A” or higher.

Our fixed income portfolio duration was 2.2 years which decreased from 2.9 years at the end of 2010 including the impact of the interest rate swaps.

Mortgage-Backed Securities.  The following tables summarize the fair value of our Mortgage-Backed Securities (“MBS”) by rating and class at December 31, 2011:

	AAA	AA and Below	Total
	($ in millions)

Agency mortgage-backed	$10.9	$1,257.4	$1,268.3
Non-agency commercial mortgage-backed	57.8	27.7	85.4

Total Mortgage-backed Securities	$68.7	$1,285.1	$1,353.7

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Sub-prime securities.  We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Other investments.  On May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company is not committed to making further investments in Cartesian Iris Offshore Fund L.P. Accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2011, fees of $0.7 million (2010 — $0.3 million) were payable to us.

The tables below show our other investments as at December 31, 2011 and 2010:

	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Unrealized	Carrying	Funds	Fair Value of
As at December 31, 2011	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris Offshore Fund L.P.	$30.0	$3.1	$33.1	$—	$33.1

	Opening				Closing
	Undistributed	Realized and			Undistributed
	Fair Value of	Unrealized	Carrying	Funds	Fair Value of
As at December 31, 2010	Investment	Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

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

Fixed Maturities

The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At December 31, 2011 and December 31, 2010, the Company’s fixed income instruments were valued by pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

Independent Pricing Services and Index Providers.  The underlying methodology used to determine the fair value of securities in the Company’s available for sale and trading portfolios by the pricing services and index providers the Company uses is very similar. Pricing services will gather observable pricing inputs from multiple external sources, including buy and sell-side contacts and broker-dealers, in order to develop their internal prices. Index providers are those firms which provide prices for a range of securities within one or more asset classes, typically using their own in-house market makers (traders) as the primary pricing source for the indices, although ultimate valuations may also rely on other observable data inputs to derive a dollar price for all index-eligible securities. Index providers without in-house trading desks will function similarly to a pricing service in that they will gather their observable pricing inputs from multiple external sources. All prices for the Company’s securities attributed to index providers are for an individual security within the respective indices.

Pricing services and index providers, provide pricing for less complex, liquid securities based on market quotations in active markets. Pricing services and index providers supply prices for a broad range of securities including those for actively traded securities, such as Treasury and other Government securities, in addition to those that trade less frequently or where valuation includes reference to credit spreads, pay down and pre-pay features and other observable inputs. These securities include Government Agency, Municipals, Corporate and Asset-Backed Securities.

For securities that may trade less frequently or do not trade on a listed exchange, these pricing services and index providers may use matrix pricing consisting of observable market inputs to estimate the fair value of a security. These observable market inputs include: reported trades, benchmark yields, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic factors. Additionally, pricing services and index providers may use a valuation model such as an option adjusted spread model commonly used for estimating fair values of mortgage-backed and asset-backed securities. Neither the Company, nor its index providers, derives dollar prices using an index as a pricing input for any individual security.

Broker-Dealers.  We obtain quotes from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance on newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are non-binding.

The Company obtains prices for all of its fixed income investment securities via its third-party accounting service provider, in the majority of cases receiving a number of quotes so as to obtain the most comprehensive information available to determine a security’s fair value. A single valuation is applied to each security based on the vendor hierarchy maintained by our third-party accounting service provider.

At December 31, 2011, we obtained an average of 2.6 quotes per fixed income investment, compared to 2.9 quotes at December 31, 2010. Pricing sources used in pricing our fixed income investments at December 31, 2011 and December 31, 2010, respectively, were as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2011	December 31, 2010

Index providers	83%	85%
Pricing services	15	13
Broker-dealers	2	2

Total	100%	100%

At December 31, 2011, we obtained an average of 4.8 quotes per equity investment. We had no equity investments as at December 31, 2010. Pricing sources used in pricing our equities at December 31, 2011 were as follows:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2011	December 31, 2010

Index providers	95%	N/A
Pricing services	5	N/A
Broker-dealers	—	N/A

Total	100%	N/A

At December 31, 2011, pricing for approximately 83% (2010 — 85%) of our total fixed income maturities was based on prices provided by internationally recognized index providers. A summary of securities priced using pricing information from index providers at December 31, 2011 and December 31, 2010 is provided below:

Fixed Income Maturities— Available For Sale

	December 31, 2011		December 31, 2010
	Fair Market		Fair Market
	Value Determined	% of Total	Value Determined	% of Total
	using Prices from	Fair Value by	using Prices from	Fair Value by
	Index Providers	Security Type	Index Providers	Security Type
	($ in millions, except for percentages)

U.S. Government	$932.4	100%	$725.4	100%
U.S. Agency	238.1	81	261.7	87
Municipal	26.4	74	29.6	96
Corporate	1,635.0	89	1,809.1	92
FDIC Guaranteed Corporate	1.0	1	86.4	69
Non-U.S. Government-backed Corporate	111.3	66	185.8	81
Foreign Government	498.6	75	486.3	79
Asset-backed	37.4	61	39.3	67
Non-agency commercial mortgage-backed	2.9	3	—	—
Agency Mortgage-backed	1,011.6	80	919.8	78

Total Fixed Maturities — Available for Sale	$4,494.7	83%	$4,543.4	85%

Fixed Income Maturities — Trading.

	December 31, 2011		December 31, 2010
	Fair Market		Fair Market
	Value Determined	% of Total	Value Determined	% of Total
	using Prices from	Fair Value by	using Prices from	Fair Value by
	Index Providers	Security Type	Index Providers	Security Type
	($ in millions, except for percentages)

U.S. Government	$32.3	100%	$48.3	100%
U.S. Agency	1.8	100	0.5	100
Municipal	2.9	100	2.9	88
Corporate	322.1	92	315.4	92
Asset-backed	0.5	70	—	—
Foreign Government	3.7	49	2.7	29

Total Fixed Maturities — Trading	$363.3	92%	$369.8	91%

The Company, in conjunction with its third-party accounting service provider, obtains an understanding of the methods, models and inputs used by the third-party pricing service and index provider to assess the on-going appropriateness of vendors’ prices. The Company and its third-party accounting service provider also have controls in place to validate that amounts provided represent fair values. Processes to validate and review pricing include, but are not limited to:

•	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•	comparison of market values obtained from pricing services, index providers and broker-dealers against fund manager pricing where further investigation is completed when significant differences exist for pricing of individual securities between pricing sources;

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparison of the fair value estimates to our knowledge of the current market and on a sample basis against alternative internationally recognized independent pricing sources.

Prices obtained from pricing services, index providers and broker-dealers are not adjusted by us; however, prices provided by a pricing service, index provider or broker-dealer in certain instances may be challenged based on market or information available from internal sources, including those available to our third-party investment accounting service provider. Subsequent to any challenge, revisions made by the pricing service, index provider or broker-dealer to the quotes are supplied to our investment accounting service provider.

Management reviews the vendor hierarchy maintained by our third-party accounting service provider in order to determine which price source provides the most appropriate fair value (i.e. a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy level assigned to each security in the Company’s available for sale and trading portfolios is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The hierarchy of index providers and pricing services is determined using various qualitative and quantitative points arising from reviews of the vendors conducted by the Company’s third-party accounting service provider. Vendor reviews include annual onsite due diligence meetings with index providers and pricing services vendors covering valuation methodology, operational walkthroughs and legal and compliance updates. Index providers are assigned the highest priority in the pricing hierarchy due primarily to availability and reliability of pricing information.

The Company’s fixed income securities are traded on the over-the-counter market based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. The Company uses a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in the Company’s portfolio do not use significant unobservable inputs or modeling techniques.

The Company considers prices for actively traded securities to be derived based on quoted prices in an active market for identical assets, which are Level 1 inputs in the fair value hierarchy. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. As identified in the tables above, the majority of securities are valued using prices supplied by index providers.

The Company considers prices for other securities that may not be as actively traded which are priced via pricing services, index providers vendors and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. As identified in the table above, these securities are also valued using prices supplied by index providers

The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

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

Guaranteed Investments.  The following table presents the breakdown of investments which are guaranteed by mono-line insurers (“Wrapped Credit” disclosure) and those that have explicit government guarantees. The standalone rating is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies (S&P’s and Moody’s), the lowest rating was used.

As at December 31, 2011			As at December 31, 2010
Rating With	Rating without	Market	Rating With	Rating without	Market
Guarantee	Guarantee	Value	Guarantee	Guarantee	Value
	($ in millions)			($ in millions)

AAA	AAA	$72.9	AAA	AAA	$93.8
	AA+	21.1		AA+	—
	AA	24.5		AA	16.1
	AA−	4.0		AA−	9.5
	A+	13.5		A+	58.2
	A	16.9		A	38.4
	A−	3.2		A−	81.2
	BBB+	2.8		BBB+	17.8
	BBB	2.6		BBB	—
	BBB−	—		BBB−	23.7
	BB+	3.7		BB+	—
	BB−	—		BB−	3.1
	B+	19.9		B+	—
	B	3.7		B	—
AA+	AA+	5.9	AA+	AA+	—
	AA	7.5		AA	24.9
	AA−	2.5		AA−	1.9
	A+	—		A+	3.1
	A	13.1		A	6.4
	A−	28.4		A−	—
	BBB+	19.4		BBB+	—
AA	AA	—	AA	AA	1.4
AA−	AA−	3.7	AA−	AA−	3.2
A−	A−	—	A−	A−	1.9
BBB	BBB	0.1	BBB	BBB	—
BBB−	BBB−	—	BBB−	BBB−	0.1

		$269.4			$384.7

Our exposure to mono-line insurers was limited to one municipal holding (2010 — 1 holding) as at December 31, 2011 with a market value of $0.1 million (2010 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Depository Insurance Corporation (FDIC) and non-U.S. government guaranteed issuers.

Other-than-temporary Impairment of Investments.  We review all our available for sale investment portfolio on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The difference between the amortized cost/cost and the estimated fair market value of available for sale investments is monitored to determine whether any investment has experienced a decline in value that is believed to be other-than-temporary. A security is impaired when the fair value is below its amortized cost/cost.

In our review of fixed maturity investments, other-than-temporary impairment (“OTTI”) is deemed to occur when there is no objective evidence to support recovery in value of a security and a) we intend to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore our review of these securities utilizes a higher degree of judgment. In our review, we consider our ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where a security is considered to be other-than-temporarily impaired, the entire charge is recognized in realized losses in earnings. Again, the cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Although we review each security on a case by case basis, we have also established parameters to help identify securities in an unrealized loss position which are other-than-temporarily impaired. These parameters focus on the extent and duration of the impairment and for both fixed maturities and equities we consider declines in value of greater than 20% for 12 consecutive months to indicate that the security may be other-than-temporarily impaired. The total other-than-temporary impairment for the twelve months ended December 31, 2011 was $Nil (2010 — $0.3 million).

For a discussion of our valuation techniques within the fair value hierarchy, see Note 6 of the consolidated financial statements for the twelve months ended December 31, 2011.

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

Reserves by segment.  For the twelve months ended December 31, 2011, we had total net loss and loss adjustment expense reserves of $4,098.6 million (December 31, 2010 — $3,540.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,525.2 million at the balance sheet date of December 31, 2011, a total of $2,314.4 million, or 51.1%, represented IBNR claims (December 31, 2010 — $2,074.8 million and

54.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at December 31, 2011 and 2010:

	As at December 31, 2011			As at December 31, 2010
		Reinsurance			Reinsurance
	Gross	Recoverable	Net	Gross	Recoverable	Net
	($ in millions)

Reinsurance	$2,953.5	$(183.5)	$2,770.0	$2,343.8	$(60.7)	$2,283.1
Insurance	1,571.7	(243.1)	1,328.6	1,476.7	(219.2)	1,257.5

Total Losses and loss expense reserves	$4,525.2	$(426.6)	$4,098.6	$3,820.5	$(279.9)	$3,540.6

The increase in reinsurance recoverables in 2011 is due predominately to the recognition of recoveries associated with the New Zealand earthquake and the Thai floods.

The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2011 and 2010, as follows:

	As at December 31, 2011
	Gross	Gross	Gross
	Outstandings	IBNR	Reserve	% IBNR
	($ in millions, except for percentages)

Reinsurance	$1,451.2	$1,502.1	$2,953.3	50.9%
Insurance	759.6	812.3	1,571.9	51.7

Total Losses and loss expense reserves	$2,210.8	$2,314.4	$4,525.2	51.1%

	As at December 31, 2010
	Gross	Gross	Gross
	Outstandings	IBNR	Reserve	% IBNR
	($ in millions, except for percentages)

Reinsurance	$967.0	$1,376.8	$2,343.8	58.7%
Insurance	778.7	698.0	1,476.7	47.3

Total Losses and loss expense reserves	$1,745.7	$2,074.8	$3,820.5	54.3%

The two tables above are not directly comparable as the year end 2011 position reflects an additional year’s business. The increase in reserves in 2011 over 2010 therefore reflects the reserves associated with the 2011 accident year less changes in reserve estimates and payments made on earlier accident years 2010 and prior. For the reinsurance segment, the main events which impacted the reserves in 2011 were the earthquakes in Japan and New Zealand, the Australian and Thai floods and the U.S. storms while we have seen overall favorable experience from prior years. The insurance segment did not have material exposure to the catastrophe events of 2011. The level of reserves in insurance also reflects prior year releases.

Prior year loss reserves.  In the twelve months ended December 31, 2011, 2010 and 2009, there was an overall reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
Business Segment	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions)

Reinsurance	$72.3	$65.6	$103.8
Insurance	20.0	(44.2)	(19.4)

Total reduction in prior year loss reserves	$92.3	$21.4	$84.4

For the twelve months ended December 31, 2011.  The analysis of the development by each segment is as follows:

Reinsurance.  Net reserve releases for the year ended December 31, 2011 in the reinsurance segment were $72.3 million. Property reinsurance had releases of $44.8 million, primarily on the risk excess and facultative accounts due to better than expected claims development. Specialty reinsurance had releases of $29.7 million, primarily in the marine, aviation and contingency accounts as a result of favorable claims experience.

Insurance.  Net reserve releases for the year ended December 31, 2011 in the insurance segment were $20.0 million. Better than expected experience in the marine and transportation, property and casualty business lines led to reserve releases of $23.7 million, $20.6 million and $5.5 million, respectively. This was partially offset with a strengthening in reserves in financial and professional lines of $29.8 million, primarily in U.K. professional lines which experienced more than expected claims development affected by the financial crises in prior years.

For the twelve months ended December 31, 2010.  The analysis of the development by each segment is as follows:

Reinsurance.  Net reserve releases of $65.6 million in the year were attributed to all of our reinsurance lines. The largest release was seen in other property reinsurance where we released $43.7 million due largely to better than expected loss experience. Casualty reinsurance experienced a lower level of releases than in previous years with some areas with exposure to the global financial crisis being strengthened. We released $17.5 million from specialty reinsurance spread across several accounts and several years where the experience was better than expected.

Insurance.  The net reserve strengthening in the insurance segment of $44.2 million in 2010 was mainly due to both our casualty business and our financial and professional lines. Following a full and detailed review of U.S. casualty insurance, we strengthened reserves by $31.8 million of which $22.5 million was in the fourth quarter, reflecting mainly adverse loss experience largely in construction accounts. Other areas of strengthening were in excess casualty and professional lines insurance which were adversely impacted by recession-related claims. This strengthening was partly compensated for by various releases including U.K. liability where experience was better than expected.

For the twelve months ended December 31, 2009.  The analysis of the development by each segment is as follows:

Reinsurance.  The reserve releases in 2009 were as a result of better than expected incurred development on nearly all lines in the segment spread across several accident years and including settlement of Hurricane Ike and Gustav claims. Because of ongoing litigation, there remains significant uncertainty as to our ultimate costs of Hurricane Katrina. Just over half of the $103.8 million reserve releases came from property with an even split of casualty and specialty releases for the remainder. Most of the casualty favorable development was in our U.S. casualty treaty reinsurance business line where the experience to year end compared with starting loss ratios and expected patterns was generally better than expected at the aggregate level.

Insurance.  The $19.4 million deterioration in the year was the result of strengthening in three out of the four business lines. We released $6.5 million from property from better than expected experience. Casualty was strengthened by $3.0 million which was primarily a result of worse than expected experience in relation to New York contractors’ liability business offset partially by releases in U.K. liability which had better than expected experience. Reserve strengthening from financial and professional lines was attributable to increased reserves on the financial institutions line in response to the global financial crisis. Marine, energy and transportation reserves were strengthened from worse than expected development on the 2007 accident year in our marine, energy and construction liability account.

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

Capital Management

The following table shows our capital structure at December 31, 2011 compared to December 31, 2010.

	As at		As at
	December 31, 2011		December 31, 2010
	($ in millions, except for percentages)

Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,818.4	76.8%	$2,888.3	77.2%
Preference shares (liquidation preference), net of issue costs	353.6	9.6	353.6	9.5
Long-term debt	499.0	13.6	498.8	13.3

Total capital	$3,671.0	100.0%	$3,740.7	100.0%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2011, this ratio was 13.6% (2010 — 13.3%, 2009 — 7.0%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 23.2% as of December 31, 2011 (2010 — 22.8%).

The principal capital management transactions during 2011 and 2010 were as follows:

•	On February 9, 2010, our Board authorized a new repurchase program for up to $400 million of ordinary shares of which $192.4 million remained available as at December 31, 2011. The authorization for the remaining amount of the repurchase program was extended by the Board at its meeting on February 2, 2012.

•	On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. As of December 31, 2010, a total of 5,737,449 ordinary shares were received and cancelled. Upon the termination of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this contract.

•	On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee. The shares were repurchased on March 10, 2011 for a total consideration of $1.7 million and subsequently cancelled.

•	On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee for a total consideration of $6.4 million. The transaction was completed on August 10, 2011.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,172.0 million at December 31, 2011 (2010 — $3,241.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. However, our continuing ability to access the capital markets is dependent on, among other things, market conditions, our operating results and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE. On December 15,

2010, we filed an unlimited shelf registration statement for the issuance and sale of securities from time to time.

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

As at December 31, 2011 and 2010, Aspen Holdings held $125.3 million and $354.0 million, respectively, in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time. As at December 31, 2011, we also held $298.2 million of short-term investments that are available for sale to meet any future liquidity needs. For a discussion of the volatility and liquidity of our other investments, see Part I, Item 1A, “Risk Factors — Market and Liquidity Risks,” and for a discussion of the impact of insurance losses on our liquidity, see Part I, Item 1A, “Risk Factors — Insurance Risks.”

During the period ended December 31, 2011, Aspen U.K. Holdings paid Aspen Holdings dividends of $85.0 million and Aspen Bermuda paid Aspen Holdings dividends of $100.0 million. During the period ended December 31, 2010, Aspen U.K. Holdings paid Aspen Holdings dividends of $203.0 million and Aspen Bermuda paid Aspen Holdings dividends of $120.0 million. Aspen Holdings also received interest of $52.6 million (2010 — $36.5 million) from Aspen U.K. Holdings in respect of an inter-company loan.

As a holding company, Aspen Holdings relies on dividends and other distributions from its insurance subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders.

For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of our consolidated financial statements.

Operating subsidiaries.  As of December 31, 2011, the Operating Subsidiaries held approximately $1,377.1 million (2010 — $1,104.4 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2011 and for the foreseeable future.

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

The liquidity of the Operating Subsidiaries is also affected by the terms of contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2011 and 2010:

	As at	As at
	December 31, 2011	December 31, 2010
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,343.7	$1,895.7
Assets held in single beneficiary trusts	811.5	58.2
Secured letters of credit(1)	1,208.0	533.8

Total	$3,363.2	$2,487.7

Total as % of cash and invested assets	44.4%	34.2%

(1)	As of December 31, 2011, the Company had pledged assets under these arrangements of $1,344.1 million and £19.3 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

See Note 18, “Commitment and Contingencies — Restricted Assets”, to the Financial Statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.

Consolidated cash flows for the twelve months ended December 31, 2011.  Total net cash flow from operating activities in 2011 was $343.5 million, a decrease of $280.8 million from 2010. For the twelve months ended December 31, 2011, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $982.2 million in 2011, and received $210.5 million from market securities and net purchases and sales of equipment during the period. The increase in paid claims over 2010 is largely due to the catastrophes that occurred in 2011. We paid ordinary and preference share dividends of $65.3 million, and $8.1 million was used to repurchase ordinary shares. At December 31, 2011, we had a balance of cash and cash equivalents of $1,239.1 million.

Consolidated cash flows for the twelve months ended December 31, 2010.  Total net cash flow from operating activities in 2010 was $624.6 million, a decrease of $20.0 million from 2009. For the twelve months ended December 31, 2010, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $666.8 million in 2010 and received $17.6 million from market securities and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $69.3 million, and $407.8 million was used to repurchase ordinary shares. At December 31, 2010, we had a balance of cash and cash equivalents of $1,179.1 million. The balance of cash and cash equivalents increased from the issuance of $250.0 million of additional Senior Notes in December 2010.

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

Credit Facility.  On July 30, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three-year $280.0 million revolving credit facility pursuant to a credit agreement (the “credit facility”) by and among the Company, certain of our direct and indirect subsidiaries, including the Operating Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays Bank plc, as administrative agent, Citibank, NA, as syndication agent, Crédit Agricole CIB, Deutsche Bank Securities Inc. and The Bank of New York Mellon, as co-documentation agents and The Bank of New York, as collateral agent, U.S. Bank N.A, Lloyd’s Bank and HSBC.

The facility can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the facility is $280.0 million and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of December 31, 2011, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increased based on the consolidated leverage ratio of the Company.

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

Letters of Credit Facility.  On August 12, 2011, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated April 29, 2009 in a maximum aggregate amount of up to $550.0 million with a new letter of credit facility in a maximum aggregate amount of up to $1,050.0 million. As at December 31, 2011, we had $837.8 million of outstanding collateralized letters of credit under this facility.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank plc dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2011, we had $49.8 million of outstanding collateralized letters of credit under this facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) and our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”)) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2011:

	Payments Due By Period
		Less Than			More Than
Contractual Basis	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in millions)

Operating lease obligations	$64.7	$10.6	$19.2	$15.8	$19.1
Long-term debt obligations(1)	500.0	—	250.0	—	250.0
Reserves for losses and loss adjustment expenses(2)	$4,525.2	$1,375.3	$1,664.2	$660.8	$824.9

(1)	The long term debt obligations disclosed above do not include the $30.0 million annual interest payable on our outstanding Senior Notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

We terminated our lease in Bermuda on October 30, 2011 and entered into a new lease for new premises (14,000 square feet). The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing September 2021.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable 24-month lease. We also entered into two new leases for two additional premises in London (18,000 square feet total), which expire in December 2014 and March 2016. Each lease has a further negotiable extension provision. In 2011, we entered into three two-year serviced office contracts for ARML in Bristol, Glasgow and Birmingham.

We also have entered into leases for office space in locations of our U.S. subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Pasadena, California; Manhattan Beach, California; Atlanta and Johns Creek, Georgia; Miami, Florida; and Jersey City, New Jersey. We have small serviced office contracts in Alamo, California; Oakbrook, Barrington and Lisle, Illinois; and Brookfield, Wisconsin. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. An additional floor of 24,000 square feet was also leased in Manhattan in 2011. Also, in 2011, we leased a 5,000 square foot of office space in Chicago, Illinois; a 6,300 square foot office space in San Francisco, California and a small serviced office in Houston, Texas. Our Scottsdale, Arizona and Alpharetta, Georgia offices were closed in 2011.

Our international offices for our subsidiaries include locations with leased office space in Paris, Zurich, Geneva, Singapore, Cologne and Dublin. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2012, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Reconciliation of Non-GAAP Financial Measures

Adjusted diluted book value per ordinary share, a non-GAAP measure, is calculated by adding back ordinary dividends to shareholders’ equity at the end of the year. We believe that adding back ordinary dividends provides a more consistent and useful measurement of total shareholder value, which supplements GAAP information.

	As at	As at
	December 31, 2011	December 31, 2010
	($ in millions, except for share amounts)

Total shareholders’ equity	$3,172.0	$3,241.9
Preference shares less issue expenses	(353.6)	(353.6)
Ordinary dividends	22.8	22.8

Total shareholders’ equity	$2,841.2	$2,911.13

Ordinary shares	70,655,698	70,508,013
Diluted ordinary shares	73,355,674	74,172,657

	As at	As at
	December 31, 2011	December 31, 2010
	($ in millions, except percentages)

Total shareholders’ equity	$3,172.0	$3,241.9
Average preference shares	(353.6)	(353.6)
Average adjustment	(411.5)	(291.1)

Average Equity	$2,406.9	$2,597.2

Average equity, a non-GAAP financial measure, is calculated by the arithmetic average on a monthly basis for the stated periods excluding (i) preference shares, (ii) after-tax unrealized appreciation or depreciation on investments and (iii) the average after-tax unrealized foreign exchange gains and losses. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. dollar and the British pound. Therefore, we believe that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements GAAP information.

	As at	As at
	December 31, 2011	December 31, 2010
	($ in millions, except percentages)

Net income/(loss) after tax	$(105.8)	$312.7
Add (deduct) after tax income:
Net realized and unrealized investment (gains)/losses	39.6	(44.1)
Net realized and unrealized exchange (gains)/losses	0.1	(2.9)

Operating income/(loss) after tax	$(66.1)	$265.7

Operating income, a non-GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for GAAP net income.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company believes that it is principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.

Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed-income portfolio falls, and the converse is also true. We manage interest rate risk by maintaining a short to medium duration to reduce the effect of interest rate changes on book value.

As at December 31, 2011, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion due to mature between August 2, 2012 and November 9, 2020. The swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

As at December 31, 2011, our fixed income portfolio had an approximate duration of 2.88 years excluding the duration impact of the interest rate swaps. The table below depicts interest rate change scenarios and the effect on our available for sale and trading assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	−100	−50	0	50	100
	($ in millions, except percentages)

Market Value	$6,298.8	$6,210.7	$6,122.5	$6,034.3	$5,946.2
Gain/Loss	176.3	88.2	—	(88.2)	(176.3)
Percentage of Portfolio	2.9%	1.4%	—	(1.4)%	(2.9)%
Corresponding percentage at December 31, 2010	3.3%	1.6%	—	(1.6)%	(3.3)%

Value at Risk (VaR).  We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations. At the end of December 2011, our short VaR was 2.4% and our long VaR was 2.5%.

Equity risk.  We have invested in equity securities which had a fair market value of $179.5 million at December 31, 2011, equivalent to 2.4% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As of December 31, 2011, approximately 79.7% of our cash and investments was held in U.S. Dollars (2010 — 82.4%), approximately 7.7% were in British Pounds (2010 — 7.2%) and approximately 12.6% were in currencies other than the U.S. Dollar and the British Pound (2010 — 10.4%). For the twelve months ended December 31, 2011, 18.0% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2010 — 19.8%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2012.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2011 would have impacted reported net comprehensive income by approximately $31.3 million (2010 — $28.6 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations as changes in fair value of derivatives. For the twelve months ended December 31, 2011, the impact of foreign currency contracts on net income was $4.5 million (2010 — $Nil).

Credit risk.  As of December 31, 2010, we had $500 million of notional interest rate swaps with Goldman that had a Net Present Value (“NPV”) in our favor of $6.8 million for which Goldman posted collateral to us as of December 31, 2010 with a market value of $7.7 million. As at December 31, 2011, we had notional amounts of interest rate swaps of $1 billion with two counterparties, Goldman ($500 million notional) and Crédit Agricole ($500 million notional) under respective ISDA agreements.

As of December 31, 2011, our swap positions (NPV) under each of our interest rate swaps with Goldman and Crédit Agricole were “negative” (i.e., in favor of Goldman and Crédit Agricole) for which we posted collateral with a market value of $15.4 million in favor of Goldman and $28.3 million in favor of Crédit Agricole.

Below is a description of the main processes and procedures we have undertaken to assess the financial strength and ability of our swap counterparties to perform their obligations:

•	We have ISDA master agreements with multiple potential counterparties to diversify our counterparty credit risk exposure as we deem appropriate.

•	We view senior unsecured debt ratings as the key factor in assessing the financial strength and probability of default of a counterparty. Accordingly, as of December 31, 2011, we have only entered into interest rate swap transactions with swap counterparties who have (or whose obligations are guaranteed by an affiliate that has) a senior unsecured debt rating of at least “A–”. As at December 31, 2011, the Goldman Sachs Group (the guarantor of the obligations of Goldman under the Goldman ISDA Agreement) was rated “A1” from Moody’s and “A–” from S&P and Crédit Agricole was rated “Aa3” from Moody’s and “A+” from S&P.

•	We protected the ability to maintain a minimum counterparty rating by negotiating provisions that permit us to terminate the ISDA agreements with our counterparties (and all interest rate swaps thereunder) if the rating of the counterparty (or its guarantor) fell below certain levels.

•	Our credit exposure to any one swap counterparty is the amount of uncollateralized NPV (i.e., the amount, if any, that the counterparty would owe us upon termination of the swap following a default by the counterparty that is unsecured by collateral that has been delivered by the counterparty to us). Under each ISDA agreement, we negotiated a maximum amount of unsecured credit risk (uncollateralized NPV) that we can be exposed to before the counterparty is required to post collateral to us. Such amount is called the Minimum Transfer Amount (“MTA”). If an Event of Default or certain other events (such as the downgrade event discussed above, a merger or other combination of the counterparty as a result of which the counterparty is materially weaker, or a change in law) has occurred and is continuing with respect to a counterparty, the MTA with respect to such party becomes zero, and the counterparty is required to post collateral for all amounts due to us.

•	The movement in the NPV of each interest rate swap is measured on a daily basis and settled on a daily basis if the amount required to be transferred to us is greater than the respective MTA of the ISDA agreement. Collateral required to be posted to us is required to be delivered to a collateral account held by our custodian. Therefore, our exposure to a counterparty’s credit risk is recalibrated on a daily basis. The permitted collateral that can be posted between the parties is cash and U.S. Treasuries of various maturities, but not exceeding 10 years. Valuation of the posted collateral is based on the closing market price of the posted Treasury from Bloomberg and applies a valuation percentage by type of security.

As of December 31, 2011, we estimated our maximum loss due to counterparties defaulting to be in the range of $4 million to $16 million, if we assume daily movement in the value of the swap of between 10 and 40 basis points. As collateral obligations are calculated on a daily basis, from a counterparty credit risk exposure we focus on the daily movement in the value of the swap. In the past seven years (2005-2011 inclusive), the biggest one day move in the swap market (using the 5 year swap as a proxy) was 39 basis points. If that movement were to occur in our favor, then our total exposure to counterparties we have as at December 31, 2011 would be approximately $16 million, approximately $8 million to each counterparty.

We also have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2011, the average rating of fixed income securities in our investment portfolio was “AA” with the decrease due to S&P’s downgrade of U.S. Government securities in August 2011 (December 31, 2010 — “AA+”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A1” by Moody’s & “A−” by S&P) and Crédit Agricole Corporate and Investment Bank (senior unsecured rating of “AA3” by Moody’s & long term issuer credit rating of “A+” by S&P).

In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A–” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best.

The table below shows our reinsurance recoverables as of December 31, 2011, and our reinsurers’ ratings taking into account any changes in ratings as of February 5, 2012:

A.M. Best	($ in millions)

A++	$6.6
A+	99.7
A	209.0
A−	10.5
F(1)	0.6
Fully collateralized	95.1
Not rated	5.1

Total	$426.6

(1)	The A.M. Best rating of “F” denotes liquidation. We have not reduced the carrying value of the recoverable from this particular reinsurer as a trust account exists to replace the potentially insufficient reserves.

Item 8.	Financial Statements and Supplementary Data

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

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

On February 22, 2012, Aspen UK Services entered into a compromise agreement with Mr. Houghton relating to his severance payments. For more information, see “Employment-Related Agreements” in Part III, Item 11, “Executive Compensation.”

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Directors

Pursuant to provisions that were in our bye-laws and a shareholders’ agreement by and among us and certain shareholders prior to our initial public offering in 2003, certain of our shareholders had the right to appoint or nominate and remove directors to serve on the Board. Mr. Cormack was appointed director by Candover, one of our founding shareholders. After our initial public offering, no specific shareholder has the right to appoint or nominate or remove one or more directors pursuant to an explicit provision in our bye-laws or otherwise.

Our bye-laws provide for a classified Board of Directors, divided into three classes of directors, with each class elected to serve a term of three years. Our incumbent Class I Directors were elected at our 2011 annual general meeting and are scheduled to serve until our 2014 annual general meeting. Our incumbent Class II Directors were elected at our 2009 annual general meeting and are scheduled to serve until our upcoming 2012 annual general meeting. Our incumbent Class III Directors were elected at our 2010 annual general meeting and will be subject for re-election at our 2013 annual general meeting (with the exception of Ronald Pressman who was appointed by the Board with effect from November 17, 2011 and will be subject for election as a Class III Director at our 2012 annual general meeting, and subject for re-election as a Class III Director at our 2013 annual general meeting).

We have provided information below about our directors including their ages, committee positions, business experience for the past five years and the names of other companies on which they serve, or have served, as director for the past five years. We have also provided information regarding each director’s specific experience, qualifications, attributes and skills that led the Board to conclude that each should serve as a director.

As of February 15, 2012, we had the following directors on the Board and committees:

					Corporate
		Director			Governance
Name	Age	Since	Audit	Compensation	& Nominating	Investment	Risk

Class I Directors:
Christopher O’Kane	57	2002
Heidi Hutter	54	2002	✓		✓		Chair
John Cavoores	54	2006					✓
Liaquat Ahamed	59	2007				Chair	✓
Albert Beer	61	2011	✓	✓			✓
Class II Directors:
Julian Cusack	61	2002				✓	✓
Glyn Jones	59	2006				✓
Richard Houghton(1)	46	2007				✓
Class III Directors:
Ian Cormack	64	2003	Chair	✓			✓
Richard Bucknall	63	2007	✓	Chair	✓
Peter O’Flinn	59	2009	✓		Chair
Ronald Pressman(2)	53	2011		✓		✓

(1)	Mr. Houghton will be stepping down from his position as director and Chief Financial Officer with effect February 29, 2012.

(2)	Effective November 17, 2011.

Glyn Jones.  With effect from May 2, 2007, Mr. Jones was appointed as Chairman. Mr. Jones has been a director since October 30, 2006. He also has served as a non-executive director of Aspen U.K. since December 4, 2006. Mr. Jones is the Chairman of Towry Holdings Limited. Mr. Jones was also previously the Chairman of Hermes Fund Managers and Chairman of BT Pension Scheme Management Ltd. Mr. Jones was most recently the Chief Executive Officer of Thames River Capital. From 2000 to 2004, he served as Chief Executive Officer of Gartmore Investment Management in the U.K. Prior to Gartmore, Mr. Jones was Chief Executive of Coutts NatWest Group and Coutts Group, which he joined in 1997, and was responsible for strategic leadership, business performance and risk management. In 1991, he joined Standard Chartered, later becoming the General Manager of Global Private Banking. Mr. Jones was a consulting partner with Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants from 1981 to 1990.

Mr. Jones has over 23 years of experience within the financial services sector. He is the former CEO of a number of large, regulated, international financial services groups, such as Gartmore Investment Management and Coutts Natwest Group and has served as chairman of the board in a number of other financial services companies. As a result, Mr. Jones provides the Board leadership for a complex, global and regulated financial services business such as ours.

Christopher O’Kane.  Mr. O’Kane has been our Chief Executive Officer and a director since June 21, 2002. He was also the Chief Executive Officer of Aspen U.K. until January 2010 (and is still a director) and was Chairman of Aspen Bermuda until December 2006. Prior to the creation of Aspen Holdings, from November 2000 until June 2002, Mr. O’Kane served as a director of Wellington and Chief Underwriting Officer of Lloyd’s Syndicate 2020 where he built his specialist knowledge in the fields of property insurance and reinsurance, together with active underwriting experience in a range of other insurance disciplines. From September 1998 until November 2000, Mr. O’Kane served as one of the underwriting partners for Syndicate 2020. Prior to joining Syndicate 2020, Mr. O’Kane served as deputy underwriter for Syndicate 51 from January 1993 to September 1998. Mr. O’Kane began his career as a Lloyd’s broker.

Mr. O’Kane has over 30 years of experience in the specialty re/insurance industry and is both a co-founder of our Company’s business and its founding CEO. Mr. O’Kane brings his market experience and industry knowledge to Board discussions and is also directly accountable to the Board for the day-to-day management of the Company and the implementation of business strategy.

Richard Houghton.  Mr. Houghton joined us as our Chief Financial Officer on April 30, 2007 and has been a director since May 2, 2007. Mr. Houghton will be stepping down from his position as director and Chief Financial Officer with effect February 29, 2012. He was previously at Royal Bank of Scotland Group plc (“RBS”), where he was Chief Operating Officer, RBS Insurance from 2005 to March 2007, responsible for driving operational efficiency across the finance, IT, risk, HR, claims and actuarial functions of this division. Previously, he was Group Finance Director, RBS Insurance from 2004 to 2005. Mr. Houghton was also Group Finance Director of Ulster Bank, another subsidiary of RBS from 2003 to 2004. While at RBS, Mr. Houghton was also a member of the Board of various of its subsidiaries. He began his professional career as an accountant at Deloitte & Touche where he spent 10 years working in audit, corporate finance and recovery. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

Albert J. Beer.  Mr. Beer has been a director since February 4, 2011. Since 2006, Mr. Beer has been the Michael J Kevany/XL Professor of Insurance and Actuarial Science at St John’s University School of Risk Management. From 1992 to 2006, Mr. Beer held various senior executive positions at American Re-Insurance Corporation (Munich Re America). Previously, from 1989 to 1992, Mr. Beer held various positions at Skandia — America Reinsurance Company, including that of Chief Actuary. Mr. Beer has been a member of the Actuarial Standards Board, which promulgates standards for the actuarial profession in the United States, since 2008 and its Chair since 2010. He is also the Vice-Chair of United Educators Insurance Company since 2006. Mr. Beer previously served as a member of the Board of the American Academy of Actuaries and the Actuarial Foundation, where he has been a trustee emeritus since 2009. Mr. Beer is also a former President of the Casualty Actuary Society since 2008.

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

Mr. Bucknall has over 40 years of experience within the re/insurance broking industry and latterly served as Group Chief Operating Officer of the Willis Group. Since our revenues are primarily derived from brokers as distribution channels, Mr. Bucknall’s background in the insurance broking industry provides the Board with an experienced perspective on broking relationships and their ability to impact our trading operations. Given his broad background across a number of operational disciplines, Mr. Bucknall serves as the Chair of our Compensation Committee.

John Cavoores.  Mr. Cavoores has been a director since October 30, 2006. From October 5, 2010 through December 31, 2011, Mr. Cavoores was Co-CEO of Aspen Insurance, focusing on Aspen Insurance’s casualty and professional lines and U.S. property businesses. Mr. Cavoores had executive oversight for Aspen Insurance’s U.S. platform. From January 1, 2012, Mr. Cavoores re-assumed his role as a non-executive of the Company. Mr. Cavoores was previously an advisor to Blackstone (from September 2006 until March 15, 2010). During 2006, Mr. Cavoores was a Managing Director of Century Capital, a Boston-based private equity firm. Mr. Cavoores previously served as President and Chief Executive Officer of OneBeacon Insurance Company, a subsidiary of the White Mountains Insurance Group, from 2003 to 2005. He was employed with OneBeacon from 2001 to 2005. Among his other positions, Mr. Cavoores was President of National Union Insurance Company, a subsidiary of AIG, Inc. He spent 19 years at Chubb Insurance Group, where he served as Chief Underwriting Officer, Executive

Vice President and Managing Director of overseas operations, based in London. Mr. Cavoores previously served as a director of Cyrus Reinsurance Holdings and currently is a director of Alliant Insurance Holdings.

Mr. Cavoores has over 30 years of experience within the insurance industry having, among other positions, formerly served as CEO of OneBeacon Insurance, a subsidiary of White Mountains. As a result, Mr. Cavoores provides the Board with broad ranging business experience with particular focus on insurance matters and strategies within the U.S.

Ian Cormack.  Mr. Cormack has been a director since September 22, 2003 and has served also as a non-executive director of Aspen U.K. since 2003. From 2000 to 2002, he was Chief Executive Officer of AIG Inc.’s insurance financial services and asset management division in Europe. From 1997 to 2000, he was Chairman of Citibank International plc and Co-Head of the Global Financial Institutions Client Group at Citigroup. He was also Country Head of Citicorp in the United Kingdom from 1992 to 1996. Mr. Cormack is also a director of Phoenix Group Holdings Ltd (previously Pearl Group Ltd.), Phoenix Life Holdings Ltd and Qatar Financial Centre Authority, Bloomsbury Publishing Plc and National Angels Ltd. Mr. Cormack is also a non-executive chairman and audit committee member of Maven Income and Growth VCT 4 plc, chairman of Entertaining Finance Ltd and deputy chairman of Qatar Insurance Services Ltd (trading as ‘Qatarlyst’). He previously served as Chairman of CHAPS, the high value clearing system in the United Kingdom, as a member of the Board of Directors of Clearstream (Luxembourg), Bank Training and Development Ltd., Klipmart Corp, Carbon Reductions Ltd and as a member of Millennium Associates AG’s Global Advisory Board. He was also previously a non-executive director of MphasiS BFL Ltd. (India), Europe Arab Bank Ltd., Pearl Assurance, London Life Assurance, National Provident Insurance and National Provident Life. He was a member of the U.K. Chancellor’s City Advisory Panel from 1993 to 1998.

Mr. Cormack has over 40 years of broad ranging international experience in both the banking and insurance sectors having held senior roles at both Citigroup and AIG Inc. Mr. Cormack also serves on the boards of a number of internationally focused companies and brings his broad ranging global experience to Board debate. Given his wide ranging experience, Mr. Cormack also serves as Chair of our Audit Committee.

Julian Cusack, Ph.D.  Mr. Cusack has been our Chief Risk Officer since January 14, 2010. Effective February 29, 2012, he will assume the role of acting Chief Financial Officer pending the appointment of a Chief Financial Officer. He was our Chief Operating Officer from May 1, 2008 to January 14, 2010, and has been a director since June 21, 2002. He was the CEO of Aspen Bermuda from its formation in 2002 until July 1, 2011. and was appointed Chairman of Aspen Bermuda in December 2006. Previously Mr. Cusack was our Chief Financial Officer from June 21, 2002 to April 30, 2007. Mr. Cusack previously worked with Wellington where he was Managing Director of Wellington Underwriting Agencies Ltd. (“WUAL”) from 1992 to 1996, and in 1994 joined the Board of Directors of Wellington Underwriting Holdings Limited. He was Group Finance Director of Wellington Underwriting plc from 1996 to 2002. Mr. Cusack is a director and audit committee member of Hardy Underwriting Bermuda Limited. He was also a director of Parhelion Capital Limited, in which we had a minority investment.

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

Peter O’Flinn.  Mr. O’Flinn has been a director since April 29, 2009. He currently serves as a director and audit committee member of Sun Life Insurance and Annuity Company of New York, and of Euler ACI Holdings, Inc. From 1999 to 2003, Mr. O’Flinn was Co-Chair of LeBoeuf, Lamb, Greene and MacRae (now Dewey & LeBoeuf LLP).

Mr. O’Flinn is a qualified lawyer with over 25 years of private practice experience. Mr. O’Flinn is a corporate lawyer and former Co-Chairman of LeBoeuf, Lamb, Greene & MacRae as well as former Chair of their Corporate Practice and has extensive experience on legal matters relevant to both the re/insurance industry and public company legal matters generally. Mr. O’Flinn provides the Board with input on corporate initiatives, regulatory and governance matters. As a result of his experience, Mr. O’Flinn serves as the Chair of our Corporate Governance and Nominating Committee.

Ronald Pressman.  Mr. Pressman was appointed to our Board on November 17, 2011. He worked at General Electric (GE) Corporation for 31 years, where he was most recently President and CEO of GE Capital Real Estate from 2007 until 2011. From 2000 to 2007, Mr. Pressman also served as President and CEO of GE Asset Management and Chairman, and CEO and President of Employers Reinsurance. Earlier in his career Mr. Pressman led GE’s energy businesses in Europe, the Middle East, Africa, Southwest Asia and the United States. Mr. Pressman served as a member of the board of New York Life Insurance Company. Most recently, effective January 30, 2012, he was appointed as Executive Vice President and Chief Operating Officer of TIAA-CREF. He serves as Chairman of the national board of A Better Chance, a non-profit organization which provides leadership development opportunities for children of color in the U.S. He is also a director of Pathways to College, a non-profit organization that prepares young people from deprived communities for college. Mr. Pressman is also a charter trustee of Hamilton College.

Mr. Pressman has over 30 years of experience within the financial services sector, in particular real estate, asset management and reinsurance. With his varied experience across such sectors having held senior positions, Mr. Pressman provides further insight on a wide-range of matters including insurance industry and investment management expertise.

Committees of the Board of Directors

Audit Committee:  Messrs. Cormack, Beer, Bucknall, O’Flinn and Ms. Hutter. The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. The Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the Board as to their selection and reviews the plan, fees and results of their audit. Mr. Cormack is Chairman of the Audit Committee. The Audit Committee held four meetings during 2011. The Board considers Mr. Beer to be an “audit committee financial expert” as defined in the applicable regulations. The Board has made the determination that Mr. Beer is independent.

Compensation Committee:  Messrs. Bucknall, Beer, Cormack and Pressman. The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus awards and long-term incentive plans. It determines compensation of the Company’s Chief Executive Officer, executive directors and key employees. Mr. Bucknall is the Chairman of the Compensation Committee. The Compensation Committee held four meetings during 2011. Effective November 17, 2011, Mr. Pressman has become a member of the Compensation Committee.

Investment Committee:  Messrs. Ahamed, Jones, Cusack, Houghton and Pressman. The Investment Committee is an advisory committee to the Board which formulates our investment policy and oversees all of our significant investing activities. Mr. Ahamed is Chairman of the Investment Committee. The Investment Committee held four meetings during 2011. Effective November 17, 2011, Mr. Pressman has become a member of the Investment Committee. Effective February 29, 2012, Mr. Houghton will be stepping down from his role as director and chief financial officer.

Corporate Governance and Nominating Committee:  Messrs. Bucknall and O’Flinn and Ms. Hutter. The Corporate Governance and Nominating Committee, among other things, establishes the Board’s criteria for selecting new directors and oversees the evaluation of the Board and management. Mr. O’Flinn is the Chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held four meetings during 2011.

Risk Committee:  Ms. Hutter, Messrs. Ahamed, Beer, Cavoores, Cormack and Cusack. The Risk Committee’s responsibilities include the establishment of our risk management strategy, approval of our risk management framework, methodologies and policies, and review of our approach for determining and measuring our risk tolerances. Ms. Hutter is the Chair of the Risk Committee. The Risk Committee held four meetings during 2011.

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

Compensation Consultants

The Compensation Committee appointed Towers Watson as its compensation consultants to provide (i) input on the Compensation Discussion and Analysis, (ii) benchmarking analysis in respect of CEO, Chairman and non-executive director compensation, (iii) input on peer group filings, (iv) a review of the competitive market for executive positions and (v) input on performance targets under 2011 performance shares and bonus funding. We paid $350,000 in compensation-related fees to Towers Watson in 2011. We also purchased capital modeling software and services in the amount of $588,000 from Towers Watson Software, an affiliate of Towers Watson after the predecessor software company was purchased by Towers Watson in January 2011. Management at the Company previously purchased software and services from such predecessor company of Towers Watson and, in light of such legacy software systems, the Compensation Committee did not recommend or approve such software and services purchase.

Executive Officers

The table below sets forth certain information concerning our executive officers as of February 15, 2012:

Name	Age	Position

Christopher O’Kane(1)	57	Chief Executive Officer of Aspen Holdings
Richard Houghton(1)(2)	46	Chief Financial Officer of Aspen Holdings
Julian Cusack(1)	61	Chief Risk Officer of Aspen Holdings, Chief Executive Officer and Chairman of Aspen Bermuda
Brian Boornazian	51	CEO of Aspen Reinsurance
Michael Cain	39	Group General Counsel, Head of Group Human Resources
James Few	40	President of Aspen Reinsurance, Chief Executive Officer of Aspen Bermuda
Karen Green	44	Chief Executive Officer, Aspen U.K. and AMAL, Group Head of Corporate Development and Office of the Group CEO
Emil Issavi	39	Head of Casualty Reinsurance, Executive Vice President of Aspen Reinsurance
Rupert Villers	59	Co-CEO of Aspen Insurance
Stephen Postlewhite	40	Head of Risk
Kate Vacher	40	Director of Underwriting
Mario Vitale	56	President of Aspen U.S. and Co-CEO of Aspen Insurance

(1)	Biography available above under “— Directors” above.

(2)	Effective February 29, 2012, Mr. Houghton will be stepping down from his position as director and Chief Financial Officer.

Brian Boornazian.  Mr. Boornazian was appointed Head of Reinsurance in May 2006 and is CEO of Aspen Reinsurance. Since October 2005, Mr. Boornazian has also served as President of Aspen Re America. From January 2004 to October 2005, he was President of Aspen Re America, Property Reinsurance. Prior to joining us, from 1999 to January 2004, Mr. Boornazian was at XL Re America, where he acted in several capacities and was Senior Vice President, Chief Property Officer, responsible for property facultative and treaty, as well as marine, and Chief Marketing Officer. Mr. Boornazian began his career at Gen Re and also held senior positions at Nac Re, Cologne Re of America and Guy Carpenter.

Michael Cain.  Mr. Cain has served as our Group General Counsel since March 3, 2008. Since June 2011, Mr. Cain was also appointed as Head of Group Human Resources. Prior to joining us, Mr. Cain served as Corporate Counsel and Company Secretary to Benfield Group Limited from 2002 to 2008. Previously, Mr. Cain worked at Barlow Lyde & Gilbert and Ashurst, law firms in London.

James Few.  Mr. Few is President of Aspen Reinsurance and has been our Head of Property Reinsurance since June 1, 2004. Since July 2011, Mr. Few was appointed as the Chief Executive Officer of Aspen Bermuda. Previously, from November 1, 2004 to July 2011, he was Aspen Bermuda’s Chief Underwriting Officer. Before joining Aspen Bermuda, he had been an underwriter at Aspen U.K. since June 21, 2002. Mr. Few previously worked as an underwriter with Wellington from 1999 until 2002. From 1993 until 1999 he was an underwriter and client development manager at Royal & Sun Alliance.

Karen Green.  Ms. Green is Chief Executive Officer of Aspen U.K. and AMAL. She is also Group Head of Corporate Development and Office of the Group CEO. Ms. Green joined us in March 2005 as Head of Strategy and Office of the CEO. From 2001 until 2005, Ms. Green was a Principal with MMC Capital Inc. (now Stone Point Capital), a global private equity firm (formerly owned by Marsh and McLennan Companies Inc.). Prior to MMC Capital, Ms. Green was a director at GE Capital in London from 1997 to 2001, where she co-ran the Business Development team (responsible for mergers and acquisitions for GE Capital in Europe). She is also a member of the Project Council for the Almeida Theatre, London.

Emil Issavi.  Mr. Issavi was appointed Head of Casualty Reinsurance in July 2008, and is also Executive Vice President of Aspen Reinsurance. Since July 2006, Mr. Issavi has also served as Head of Casualty Treaty of Aspen Re America. Prior to joining us, from 2002 to July 2006, Mr. Issavi was at Swiss Re America, where he was Senior Treaty Account Executive responsible for various Global and National Property Casualty clients. Mr. Issavi began his reinsurance career at Gen Re as a Casualty Facultative Underwriter.

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

Rupert Villers.  Mr. Villers is Co-CEO of Insurance. He joined us in April 2009 as Global Head of Professional and Financial Lines. He has held a number of positions in the insurance industry. He co-founded SVB Holdings (subsequently renamed Novae Holdings) in 1986, and in his seventeen years there he was Chief Executive Officer from 1991 to 2002 and underwriter of Syndicate 1007 from January 1, 1997 to December 31, 1999. Most recently, he has been Chairman of APJ Continuation Ltd, a company he co-founded in 2005, whose major subsidiary, APJ (Asset Protection Jersey Limited) writes a specialist book of K&R insurance. Mr. Villers is a director of CertaAsig Holdings S.A. (a Luxemburg Holding Company) which is the parent of CertAsig Societate di Asigurare si Reasigurare S.A. (a Romanian insurance company).

Mario Vitale.  Mr. Vitale joined us in March 2011 as President of U.S. Insurance. Since January 1, 2012, Mr. Vitale also assumed the role of Co-CEO of Aspen Insurance. He has 34 years of global experience across various industry leadership positions. Most recently, he was at Zurich Financial Services from September 2006 until March 2011, where he was CEO, Global Corporate, with responsibility for all corporate business globally. He was also a member of Zurich’s Group Management Board. Previously, Mr. Vitale spent six years at Willis Group Holdings, from 2000 until 2006, including four years as CEO of Willis North America. Mr. Vitale is a member of the board of trustees of St John’s University College of Insurance in New York, the board of directors of AICPCU and the board of Boys Hope Girls Hope of NYC. He has also been a member of the board of the American Insurance Association and formerly of the board of directors of the Council of Insurance Agents & Brokers.

Non-Management Directors

The Board has adopted a policy of regularly scheduled executive sessions where non-management directors meet independent of management. The non-management directors include all our independent directors and Mr. Jones, our Chairman. The non-management directors held four executive sessions during 2011. Mr. Jones, our Chairman, presided at each executive session. Shareholders of the Company and other interested parties may communicate any queries or concerns to the non-management directors by sending written communications by mail to Mr. Jones, c/o Company Secretary, Aspen Insurance Holdings Limited, 141 Front Street, Hamilton HM19, Bermuda, or by fax to 1-441-295-1829. In 2011, we also held one executive session comprised solely of independent directors.

Attendance at Meetings by Directors

The Board conducts its business through its meetings and meetings of the committees. Each director is expected to attend each of our regularly scheduled meeting of the Board, the constituent committees on which that director serves and our annual general meeting of shareholders. All directors attended the annual general meeting of shareholders in 2011. Four meetings of the Board were held in 2011. All of the directors, other than Mr. David Kelso (no longer a director), attended at least 75% of the meetings of the Board and meetings of the committees on which they serve.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We adopted a code of business conduct and ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. We have also adopted corporate governance guidelines. We have posted the Company’s code of ethics and corporate governance guidelines on the Investor Relations page of the Company’s website at www.aspen.co.

The charters for each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee are also posted on the Investor Relations page of our website at www.aspen.co. Shareholders may also request printed copies of our code of business conduct and ethics, the corporate governance guidelines and the committee charters at no charge by writing to Company Secretary, Aspen Insurance Holdings Limited, 141 Front Street, Hamilton, HM19, Bermuda.

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

Policy on Shareholder Proposals for Director Candidates and Evaluation of Director Candidates

The Board has adopted policies and procedures relating to director nominations and shareholder proposals, and evaluations of director candidates.

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

A shareholder who wishes to recommend a person or persons for consideration as a Company nominee for election to the Board should send a written notice by mail, c/o Company Secretary, Aspen

Insurance Holdings Limited, 141 Front Street, Hamilton HM19, Bermuda, or by fax to 1-441-295-1829 and include the following information:

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

Minimum Qualifications for Director Nominees.  A nominee recommended for a position on the Board must meet the following minimum qualifications:

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

Process for Evaluation of Director Nominees.  The Corporate Governance and Nominating Committee has the authority and responsibility to lead the search for individuals qualified to become members of the Board to the extent necessary to fill vacancies on the Board or as otherwise desired by the Board. The Corporate Governance and Nominating Committee will identify, evaluate and recommend that the Board select director nominees for shareholder approval at the applicable annual meetings based on minimum qualifications and additional criteria that the Corporate Governance and Nominating Committee deems necessary, as well as the diversity and other needs of the Board. As vacancies arise, the Corporate Governance and Nominating Committee looks at the overall Board and assesses the need for specific qualifications and experience needed to enhance the composition and diversify the viewpoints and contribution to the Board.

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

The Corporate Governance and Nominating Committee may determine that members of the Board should have diverse experiences, skills and perspectives as well as knowledge in the areas of the Company’s activities.

Certain additional criteria for consideration as director nominee may include, but not be limited to, the following as the Corporate Governance and Nominating Committee sees fit:

•	the nominee’s qualifications and accomplishments and whether they complement the Board’s existing strengths;

•	the nominee’s leadership, strategic, or policy setting experience;

•	the nominee’s experience and expertise relevant to the Company’s insurance and reinsurance business, including any actuarial or underwriting expertise, or other specialized skills;

•	the nominee’s independence qualifications, as defined by NYSE listing standards;

•	the nominee’s actual or potential conflict of interest, or the appearance of any conflict of interest, with the best interests of the Company and its shareholders;

•	the nominee’s ability to represent the interests of all shareholders of the Company; and

•	the nominee’s financial literacy, accounting or related financial management expertise as defined by NYSE listing standards, or qualifications as an audit committee financial expert, as defined by SEC rules and regulations.

Shareholder Communications to the Board of Directors

The Board provides a process for shareholders to send communications to the Board or any of the directors. Shareholders may send written communications to the Board or any one or more of the individual directors by mail, c/o Company Secretary, Aspen Insurance Holdings Limited, 141 Front Street, Hamilton HM19, Bermuda, or by fax to 1-441-295- 1829. All communications will be referred to the Board or relevant directors. Shareholders may also send e-mails to any of our directors via our website at www.aspen.co.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This section provides information regarding the compensation of our Chief Executive Officer, Chief Financial Officer and the three other most highly-compensated named executive officers (“NEOs”) for 2011, and describes the overall objectives of our compensation program, each element of compensation and key compensation decisions. The Compensation Committee of the Board (the “Compensation Committee”) has responsibility for approving the compensation program for our NEOs.

Executive Summary

Our compensation policies continue to emphasize aligning our executives’ pay with our performance. While our overall performance for the year was disappointing with a negative net income ROE of (5.3)% and a small reduction in diluted book value per share of 1.2%, within that overall result there were many examples of strong performance. The Compensation Committee’s challenge was to find ways to reflect these two important realities. The overall result saw the strong performance of many units overwhelmed by a large number of costly catastrophe events worldwide, including the Australian and Thai floods and the Japanese earthquake and tsunami that adversely affected a number of our reinsurance lines as well as some insurance lines. The year was also impacted by low investment yields and soft market conditions. Nonetheless, our insurance segment performed very well with a combined ratio of 95.8%, with significant outperformance within certain product lines in that segment. In addition, a number of our reinsurance lines performed well in challenging market conditions, particularly those covering casualty and specialty exposures. These factors affected the insurance industry overall and did not affect us disproportionately. Therefore, our guiding principle, in the long-term interest of the Company, was to reward genuine performance where it could be identified and adjust awards for those in underwriting areas impacted by the string of natural disasters or other areas of under performance.

The following highlights the key elements of our compensation program in 2011:

•	Salary: Decisions on salary increases which became effective during 2011 were approved by the Compensation Committee early in 2011, taking into account the 2010 results and other benchmarking information. There were no significant salary increases for any of our NEOs in 2011 other than for our Chief Executive Officer, whose salary was increased by 9.90% to reflect appropriate benchmarking and Mr. Villers whose full-time equivalent base salary was increased to reflect his expanded role as Co-CEO of Aspen Insurance;

•	Bonus: As we had an Operating ROE (as defined below) of (3.7)% for the year, bonus pool funding was at the Compensation Committee’s discretion rather than in accordance with a set formula. The Compensation Committee exercised its discretion and approved a bonus pool to reward the positive performance of certain underwriting and other teams notwithstanding the overall group results. The following points should be noted:

•	In establishing the funding level of the discretionary bonus pool, the Compensation Committee considered the actual performance of individual underwriting teams and support functions. The consequence of this bottom-up approach was then reviewed in the context of overall group performance in reaching an appropriate level of bonus funding;

•	As part of this process, none of the NEOs (including the Chief Executive Officer and the Chief Financial Officer) received a bonus in light of the Company’s overall performance, other than Mr. Villers, who received a bonus to reflect the strong performance of the insurance segment, and in particular, certain product lines within international insurance, and Mr. Vitale, who in relation to his recruitment by us in 2011 received a guaranteed bonus for the year in the amount of $900,000 reflecting lost bonus opportunity at his previous employer; and

•	It is also important to note that several senior executives volunteered to forego a bonus for 2011 in light of our overall performance.

•	Long-term incentive awards: Based on our ROE of (5.3)% for the year, the relevant portions of the 2009, 2010 and 2011 performance shares which were subject to the 2011 ROE test did not vest and were forfeited. As a result of our 2011 performance, 404,227 shares did not vest and were forfeited by our executive officers, which impacted one-third of the performance share grants in each of 2009, 2010 and 2011. This underlines the performance conditions embedded in these long-term plans.

Below is a tabular summary of the compensation decisions made in respect of our 2011 NEOs.

		2011 Bonus
	2011%	Awarded;		2011 Performance	2011 Performance
Name and Principal Position	Salary Increase	% of Target		Shares Granted	Shares Forfeited

Christopher O’Kane, Chief Executive Officer	9.90%	0%		83,278	27,759
Richard Houghton, Chief Financial Officer	2.78%	0%		24,983	8,328
Mario Vitale, President Aspen U.S., Co-CEO of Aspen Insurance	N/A	120	%(1)	31,669	10,556
Rupert Villers, Co-CEO of Aspen Insurance	11.11%	100%		49,967	16,656
John Cavoores, Co-CEO of Aspen Insurance	0%	0%		49,967	16,656

(1)	This represents a guaranteed bonus amount of $900,000 for Mr. Vitale reflecting lost bonus opportunity at his previous employer.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, contains a requirement that certain public companies provide a non-binding shareholder vote to approve executive compensation. While we were not required to conduct this vote, we believe that our compensation program would benefit from the periodic feedback that our shareholders would provide through an advisory vote, and therefore decided to seek this vote in 2011. Approximately 93% of the shares voted approved our “say on pay” proposal. The Compensation Committee considered this strong support in evaluating its compensation program in 2011 and, as a result, continued to apply the principles and philosophy it has used in previous years in determining the compensation of the NEOs.

2011 NEO Compensation (1)

(1) Consists of salary, bonus and incentive awards valued using the average of the high and low stock price on the date of grant; excludes “other compensation.” In respect of the performance shares granted in 2011, one-third of the grant has been forfeited due to the Company’s performance for the year. In the case of Mr. Cavoores, he forfeited his entire grant due to his departure prior to December 31, 2012. In the case of Mr. Vitale, this included a one-time grant of 84,893 RSUs to compensate him for certain stock awards and other benefits forfeited from his previous employer as a result of joining us.

Executive Compensation Program

The Company’s compensation program consists of the following five elements which are common to the market for executive talent and which are used by our competitors to attract, reward and retain executives:

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

Towers Watson advised the Compensation Committee during 2011 in respect of compensation practices both in the U.S. and the U.K. They reported to the Chair of the Compensation Committee and worked with management under the direction of the Chair. They were asked to provide overviews of our competitors’ compensation programs taken from public filings and to comment on management proposals on compensation awards for NEOs and recommendations on proposals relating to the long-term incentive programs and the funding of the employee bonus pool. We also consider publicly available surveys produced by Towers Watson and PricewaterhouseCoopers. These surveys are used to provide additional data on salaries, bonus levels and long-term incentive awards of other companies in our industry. Together with data provided by the independent advisors drawn from public filings of competitors, the survey data is used to assess the competitiveness of the compensation packages provided to our NEOs. We have also sought advice on specific ad hoc technical benefit issues from PricewaterhouseCoopers who provide services only to management in respect of advice on international compensation and taxation and benefits issues.

We predominantly compete for talent with companies based in Bermuda, the U.S. and the U.K., and we seek to understand the competitive practices in those different markets and the extent to which they apply to our senior executives. Our peer group for compensation purposes was reviewed and agreed upon by the Compensation Committee with consideration given to our strategy and the advice from Towers Watson. Based on our review of companies that are similar to us in terms of size and business mix, we established a primary peer group of 12 companies to consider compensation against corporate performance. The peer group consists of:

U.S. & Bermuda	U.K.

Allied World Assurance Co Holdings, AG	Amlin Plc
Alterra Capital Holdings Limited	Brit Insurance Holdings Plc
Arch Capital Group Ltd.	Catlin Group Limited
Axis Capital Holdings Ltd.	Hiscox Ltd.
Endurance Specialty Holdings Ltd.
Everest Re Group, Ltd.
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

Cash Compensation

Base Salary.  We pay base salaries to provide executives with a predictable level of compensation over the year to enable executives to meet their personal expenses and undertake their roles. The Compensation Committee reviews the compensation recommendations made by management, including base salary, of the most senior employees in the Company, excluding the CEO but including the other NEOs. In the case of the Chief Executive Officer, the Chair of the Compensation Committee develops any recommended changes to base salary and is provided with information and advice by Towers Watson.

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

For purposes of this discussion, all compensation paid in British Pounds has been translated into U.S. Dollars at the exchange rate of $1.6041 to £1, the average exchange rate for 2011.

The salaries for each of our NEOs in 2009, 2010 and 2011 and any salary changes are illustrated in the table below:

	2009 Annual	2010 Annual		2011 Annual
Name and Principal Position	Salary	Salary	% Increase	Salary	% Increase

Christopher O’Kane, Chief Executive Officer	£480,000	£480,000	0%	£527,500	9.90%
Richard Houghton, Chief Financial Officer	£360,000	£360,000	0%	£370,000	2.78%
Mario Vitale, President Aspen U.S., Co-CEO of Aspen Insurance	N/A	N/A	N/A	$750,000	N/A
Rupert Villers, Co-CEO of Aspen Insurance	£315,000	£315,000	0%	£350,000	11.11	% (1)
John Cavoores, Co-CEO of Aspen Insurance	N/A	$480,000	N/A	$480,000	0	% (2)

(1)	Mr. Villers’ salary of £315,000 was increased to the full-time equivalent of £350,000 for 2011 based on a full-time basis. Mr. Villers’ actual earned salary was £280,000 for 2011 reflecting his contractual working commitments.

(2)	Mr. Cavoores’ original 2010 salary of $360,000 was based on employment for three days per week. It was subsequently increased pro rata to $480,000 to reflect his employment for four days per week.

For 2011, the base salary for Chris O’Kane, our CEO, was increased from £480,000 ($769,968) per annum to £527,500 ($846,163) per annum, effective April 1, 2011, an increase of 9.90%. The Compensation Committee took into account the fact that Mr. O’Kane’s base salary was below the lower quartile of the peer group. The Compensation Committee agreed that given Mr. O’Kane’s level of responsibility and experience, it would be reasonable to increase his base salary bringing him closer to the median, in line with our compensation philosophy. Mr. O’Kane’s salary increase also reflected the Company’s solid performance in 2010 having taken into account that 2010, at that time, was considered the sixth largest loss year for catastrophe insured losses since 1980.

For 2011, Mr. Houghton’s base salary was increased from £360,000 ($577,476) per annum to £370,000 ($593,517) per annum, effective April 1, 2011, representing an increase of 2.78%. Mr. Houghton’s increase in salary was in line with the overall salary budget increase for 2011, reflected his contribution to the solid results in 2010 and was at the median against the peer group.

For 2011, Mr. Villers’ full-time equivalent base salary was increased from £315,000 ($505,292) per annum to £350,000 ($561,435) per annum, effective January 1, 2011, an effective increase of 11.11%. While Mr. Villers’ contract provides that he should work an average of four days per week (for which he earned a pro rated salary of £280,000), Mr. Villers in practice works on a full time basis during key business periods. The increase in Mr. Villers’ effective salary reflected the development in 2010 when Mr. Villers became Co-CEO of Aspen Insurance.

Annual Cash Bonuses.  The Company operates an annual bonus plan. Annual cash bonuses are intended to reward executives and other staff for consolidated annual performance, individual team results and individual achievements and contributions over the previous fiscal year. The Compensation Committee approves the bonus pool based on the Company’s Operating Return on Annualized Equity (“Operating ROE”). For a reconciliation of net income ROE to Operating ROE, see “Reconciliation of Non-GAAP Financial Measures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In order for the 2011 bonus pool to have been funded at the full potential levels (i.e. 100% of all bonus potentials), the Company would have to have achieved an Operating ROE of at least 12%. This level was established with reference to our 2011 business plan and an assessment of the investment and business cycle, but also included an element of “stretch” in so far as it would not deliver on target funding unless the 2011 Operating ROE was 12% or greater. The bonus pool available to our NEOs and employees did not automatically fund in 2011 if Operating ROE was below 6%. The bonus plan, however, retained an element of discretion for exceptional circumstances enabling the Compensation Committee to apply its judgment where the formula produced a funding level which it did not believe was representative of absolute and relative individual and corporate performance.

Based on the Company’s result of a negative Operating ROE of (3.7)% in 2011, the bonus pool funding was zero but the Compensation Committee exercised its discretion and approved a bonus pool to reward the significant positive performance of certain underwriting teams and other support functions notwithstanding the overall group results.

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

Once the bonus pool is established, underwriting and functional teams are allocated portions of the bonus pool based on their team performance as assessed by the CEO. The evaluation takes into consideration risk and performance data. The risk data available to the CEO includes internal audit reviews, underwriting reviews and reports of compliance breaches. Individuals, including the NEOs, are allocated bonuses based on their individual contribution to the business and their compliance with the Company’s governance and risk control requirements. Accomplishment of set objectives established at the individual’s annual performance review (as described in more detail below), such as financial goals, enhanced efficiencies, development of talent in their organizations and expense reductions, and any other material achievements are taken into account when assessing an individual’s contribution. We believe that basing awards on a variety of factors diversifies the risk associated with any single indicator. In particular, individual awards are not tied to formulas that could focus executives on specific short-term outcomes that might encourage excessive risk taking.

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

The Compensation Committee reviews management’s approach to distributing the bonus pool and specifically approves the bonuses for the senior executives including the NEOs. We benchmark our bonus targets and payouts with our competitive peer group (listed earlier) and other market data from the surveys referred to earlier, to establish our position in the market. We use this information to assist us in developing a methodology for establishing the size of the bonus pool required for the Company as a whole and to establish individual bonus potentials for all employees, including the CEO and the other NEOs. For 2011, the Compensation Committee reviewed the bonus potentials of our NEOs, including our CEO, which were in the range of 100% to 175% of base salary. These levels, where applicable, are unchanged from 2010 except for the Compensation Committee’s approval of the increase of the CEO’s bonus potential from 150% to 175% of salary, to increase the bonus target from below median. The bonus potentials are indicative and do not set a minimum or a maximum limit. For example, in a loss-making year, employees may not get any bonuses. Conversely, in profitable years, employees may receive bonuses in excess of their bonus potentials.

The annual bonus awards for each of our NEOs in 2011 are illustrated in the table below (1):

		Bonus
Name and Principal Position(2)	Year	Potential %	Target ($)	Actual ($)		% of Base	% of Target

Christopher O’Kane,	2011	175%	$1,480,785	$0		0%	0%
Chief Executive Officer
Richard Houghton,	2011	100%	$593.517	$0		0%	0%
Chief Financial Officer
Mario Vitale,	2011	120%	$900,000	$900,000	(2)	120%	100%
President Aspen U.S., Co-CEO Aspen Insurance
Rupert Villers,	2011	125%	$561,435	$561,435		125%	100%
Co-CEO of Aspen Insurance
John Cavoores,	2011	125%	$600,000	$0		0%	0%
Co-CEO of Aspen Insurance

(1)	All compensation information is taken from the Summary Compensation Table for 2011. For those paid in British Pounds we have used the applicable exchange rate for 2011 as disclosed in such year’s Summary Compensation Table.

(2)	Mr. Vitale’s 2011 bonus reflects a contractual obligation agreed upon joining us during 2011 in order to reflect lost bonus potential opportunity at his former employer.

Individual contributions to our corporate goals are taken into consideration through our annual appraisal process, whereby at the outset of each year objectives are established and achievement of these goals is assessed at the end of each performance year. The 2011 performance objectives for Christopher

O’Kane, our CEO, were to achieve the 2011 business plan, build our U.S. insurance platform, evaluate and implement specific initiatives by segment as identified in the 2011 business plan, cause the effective implementation of all necessary measures towards achieving internal model approval for and compliance with Solvency II, complete the branding project and define our value proposition to both insurance and reinsurance customers.

Mr. O’Kane achieved his objectives except for the Company’s financial performance which was not achieved predominantly as a result of the significant catastrophe losses, which adversely impacted our results in 2011. As a result, the Compensation Committee decided that it was appropriate to award no bonus to the CEO due to the overall corporate performance.

The 2011 performance objectives for Richard Houghton, our Chief Financial Officer, included delivery of an excellent business planning process, review and recommendation of enhancements to capital efficiency, review and recommendation of the finance function’s operating model and a review of the current investment portfolio with a consideration of an allocation to equity investments.

Notwithstanding Mr. Houghton’s achievement of several of his objectives, the Compensation Committee decided that it was appropriate to award no bonus to the CEO due to the overall corporate performance.

The bonus awarded to Mario Vitale, our current Co-CEO of Aspen Insurance and President of Aspen U.S. Insurance, reflected a guaranteed amount as part of the recruitment process to join us in order to reflect lost bonus opportunity at his former employer. The bonus therefore did not specifically reflect Mr. Vitale’s performance, though a significant part of Mr. Vitale’s role was to continue to develop and lead our U.S. insurance platform. At the time that Mr. Vitale joined us, the Compensation Committee also approved a payment of $1 million which was a cash replacement for forfeited bonus and other stock awards from his prior employer. Mr. Vitale will be required to pay this $1 million to the Company if Mr. Vitale terminates his employment agreement within one year after commencement.

The 2011 performance objectives for Rupert Villers, our Co-CEO of Aspen Insurance, included delivery of Aspen Insurance’s business plan and Aspen Insurance’s objectives, establishment of an efficient and integrated relationship with the Co-CEO of Aspen Insurance, the development of the U.K. regional and Swiss operations and development of an integrated approach to certain underwriting teams.

The Compensation Committee approved a bonus award of $561,435 (£350,000), 100% of Mr. Villers’ bonus potential in recognition of the insurance segment’s positive contribution to the group’s performance in 2011, and in particular the strong performance of certain accounts within international insurance.

The 2011 performance objectives for John Cavoores, our former Co-CEO of Aspen Insurance, included delivery of Aspen Insurance’s business plan, building a proper infrastructure to support build out of U.S. Insurance and where possible, implementing global product/service solutions, and creating a spirit of team across insurance with special attentions to U.S. teams. Mr. Cavoores did not receive a bonus award and was not eligible for bonus consideration as he stepped down from his role as Co-CEO of Aspen Insurance with effect January 1, 2012.

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

Long-Term Incentive Awards.  The Company operates a Long-Term Incentive Plan (“LTIP”) for key employees under which annual grants are made. In 2011 the Compensation Committee approved grants of performance shares solely. We believe that performance shares provide stronger retention for executives across the cycle and provide strong incentives for executives to meet the performance conditions required for vesting. The performance criteria are based on a carefully considered business plan. In conjunction with views expressed by Towers Watson, the Compensation Committee are in agreement that the criteria do not cause executives to take undue risks or be careless in their actions for longer term gain.

Employees are considered eligible for a long-term incentive award based on seniority, performance and their longer-term potential.

The number of performance shares and any other awards available for grant each year are determined by the Compensation Committee. The Compensation Committee takes into account the cost and annual share usage under the 2003 Share Incentive Plan, the number of employees who will be participating in the plan, market data from competitors in respect of the percentage of outstanding shares made available for annual grants to employees and the need to retain and motivate key employees. In 2011, 890,794 performance shares were granted. Performance share awards were made by grant value to all NEOs. In total, we granted performance share awards to 192 employees.

As with awards granted in 2010, the performance shares granted in 2011 are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year. In response to the economic environment on our business model and to ensure that the targets for our long-term incentive plan involve a degree of stretch, but are not set at levels which are unlikely to be reached or that may cause individuals to focus on top line results that could create a greater risk to the Company, the Compensation Committee agreed to establish the performance criteria for performance share awards made in 2011 (for 1/3 of the grant which is subject to the 2011 performance test) at a lower threshold than those awarded in 2010. The 2011 criteria are as follows:

•	If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant);

•	If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis;

•	If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis; provided however that if the ROE for 2011 is greater than 11% and the average ROE for 2011 and the previous year is less than 6%, then only 100% of the shares eligible for vesting in such year shall vest.

The Compensation Committee also agreed that it will determine the vesting conditions for the 2012 and 2013 portions of the 2011 performance shares in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. At its meeting held on February 1, 2012, the Compensation Committee approved the vesting conditions for the portion of the 2011 performance shares subject to 2012 performance testing. If the ROE achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis.

Awards deemed to be eligible for vesting will be “banked” and all shares which ultimately vest will be issued following the completion of the three-year vesting period and approval of the 2013 ROE. The performance share awards are designed to reward executives based on the Company’s performance. By ensuring that a minimum ROE threshold is established before shares can be banked, we ensure executives are not rewarded for a performance that is below the cost of capital. On the other hand, if we achieve an ROE above expectations, executives are rewarded and will bank additional shares. This approach aligns executives with the interests of shareholders and encourages management to focus on delivering strong results. A cap of 21% ROE for the 2011 portion of the grant is seen as a responsible maximum in the current environment, given that returns above such a level may require a level of risk-taking beyond the parameters of our business model.

In respect of the 2012 awards, the Compensation Committee approved a mix of performance shares and RSUs. The awards remain predominantly performance-based in line with our compensation philosophy with a smaller portion in RSUs to reflect current market practice. For further details of the 2012 awards, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — 2012 Awards” below.

With respect to the 2009, 2010 and 2011 performance shares, one-third of the grant subject to the 2011 ROE test were forfeited based on our 2011 ROE of (5.3)%.

The outcomes of the performance tests on our current performance share plans are illustrated in the table below.

Year	2007	2008	2009	2010	2011(2)	2012

Threshold ROE	10%	10%	7%	7%	6%	—
Target ROE	15%	15%	12%	12%	11%	—
Actual ROE	21.6%	3.3%	18.4%	11.2%	(5.3)%	—
2009 Performance share awards(1)	N/A	N/A	164%	85.6%	0%	N/A
2010 Performance share awards(1)	N/A	N/A	N/A	85.6%	0%	—
2011 Performance share awards(1)	N/A	N/A	N/A	N/A	0%	—

(1)	Represents annual performance test; percentage to be applied to 33.3% of the original grant

(2)	Represents the performance test for one-third of the grant (2011 portion only).

The grants for the NEOs under the LTIP were made in February 2011 (at the time that bonus awards for 2010 were paid), with the exception of Mr. Vitale whose grant under the LTIP was made in March 2011 when he commenced his employment with the Company, and were as follows (fair values of the awards have been calculated in accordance with FASB ASC Topic 718):

	2011 LTIP Grants
	Amount of	Fair Value
Name and Principal Position	Performance Shares	of Award

Christopher O’Kane, Chief Executive Officer	83,278	$2,350,105
Richard Houghton, Chief Financial Officer	24,983	$705,020
Mario Vitale, President Aspen U.S., Co-CEO Aspen Insurance	31,669	$792,992
Rupert Villers, Co-CEO of Aspen Insurance	49,967	$1,410,069
John Cavoores, Co-CEO of Aspen Insurance	49,967	$1,410,069

Mr. O’Kane’s award reflected his very strong performance against his 2010 objectives, which included delivery of solid results for the Company with $312.7 million of net income in a tough environment as well as achievements in several key areas of developing the business. Key achievements included good progress on delivering a group strategy and progress towards preparing the Company for Solvency II, good capital management (particularly the share repurchases) and progress made in reviewing the Company’s brand.

Mr. Houghton’s award reflected his work on significant capital management initiatives in 2010, including $407.8 million of share repurchases, and the issuance of $250.0 million 6% Senior Notes in light of favorable market conditions in 2010. In respect of his corporate development role, he led a number of acquisition evaluations which were well handled. Mr. Houghton’s award also reflected his broader responsibilities over IT and Human Resources (HR).

Mr. Vitale’s award was to incentivize a new hire as a senior executive in a key position, under which he is responsible for building out the U.S. insurance platform, which is of strategic importance to the Company’s objectives.

Mr. Villers’ award reflected the significant work he undertook to reform and reposition our underwriting strategies to improve insurance’s performance, which resulted in many underwriting teams delivering improved performance in 2010. Mr. Villers’ award also reflected his effective leadership as Co-CEO of Aspen Insurance with Mr. Cavoores.

Mr. Cavoores’ award was to incentivize him in his new role as an executive, co-leading Aspen Insurance, with particular focus on the U.S. lines.

While the bulk of our performance share awards to NEOs have historically been made pursuant to our annual grant program, the Compensation Committee retains the discretion to make additional awards at other times in connection with the initial hiring of a new officer, for retention purposes or otherwise. We refer to such grants as “ad hoc” awards. No “ad hoc” grants were made to NEOs in 2011.

Other Stock Grants.  The Company awards time-vesting restricted share units (“RSUs”) selectively to employees under certain circumstances. RSUs vest solely based on continued service and are not subject to performance conditions. Typically, RSUs have been used to compensate newly hired executives for loss of stock value from awards that were forfeited when they left their previous company. The RSUs granted vest in one-third tranches over three years. Mr. Vitale was granted 84,893 RSUs for forfeiture of certain stock awards and other benefits from his prior employer and to incentivize him to accept our offer of employment. Mr. Vitale received this RSU grant on March 21, 2011, the commencement of his employment, where the grant date fair value of the RSUs was determined as $2,125,721. No other RSU grants were made to the NEOs in 2011.

Employee Stock Purchase Plans.  Plans were established following shareholder approval for an Employee Share Purchase Plan, a U.K. Sharesave Plan and an International Plan. Alongside employees, NEOs are eligible to participate in the appropriate plan in operation in their country of residence. Participation in the plans is entirely optional.

Mr. O’Kane participated in the U.K. Sharesave Plan, whereby he can save up to £250 per month over a three year period, at the end of which he will be eligible to purchase Company shares at the option price of £13.62 ($21.46) (the price was determined based on the average of the highest and lowest stock for the three days preceding the invitation date of November 22, 2011).

Messrs. Cavoores, Houghton, Villers and Vitale elected not to participate in the plan.

Stock Ownership Guidelines.  Our stock ownership guidelines are intended to work in conjunction with our established “Policy on Insider Trading and Misuse of Inside Information”, which, among other things, prohibits buying or selling puts or call, pledging of shares, short sales and trading of Company shares on a short term basis. The Stock Ownership guidelines apply to all members of the Group Executive Committee and adhere to the following key principles:

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

Further, on February 1, 2012, the Compensation Committee approved further share ownership guidelines applicable to the CEO, which require him to work towards a shareholding of five times base salary by 2017 (shares and awards issued or granted prior to the approval of these guidelines are not taken into account for purposes of these guidelines).

Clawback Policy

In 2010, the Compensation Committee adopted a clawback policy to bonus and LTIP awards granted to executive officers, including the NEOs. From 2010, in circumstances where there is a subsequent and material negative restatement of the Company’s published financial results as a result of fraud, the Company will seek to recover any erroneously paid performance-based compensation.

Benefits and Perquisites

Perquisites.  Mr. Vitale joined the Company in March 2011. In connection with our recruitment of Mr. Vitale, we provided him with relocation and temporary housing benefits, in accordance with our relocation policy, to defray some of the costs he incurred by relocating from Switzerland to the United States to join the Company. As additional recruitment incentives, we agreed to provide supplemental life and long-term disability benefits that are comparable to the coverage Mr. Vitale received from his prior employer, and we also made tax gross up payments to Mr. Vitale in respect of his relocation reimbursement and supplemental life and long-term disability benefits. We also established a Supplemental Executive Retirement Plan in order to maintain the pension levels available to Mr. Vitale at his prior employer. Under the Supplemental Executive Retirement Plan, Mr. Vitale is eligible for Company contributions of amounts that could not be contributed to the Company’s qualified defined contribution plan due to U.S. Internal Revenue Code income limits.

Change in Control and Severance Benefits

In General.  We provide the opportunity for certain of our NEOs to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the NEOs are summarized in “— Employment Agreements” and “— Potential Payments upon Termination or Change in Control.”

EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years ended December 31, 2011, 2010 and 2009, the compensation for services in all capacities earned by the Company’s Chief Executive Officer, Chief Financial Officer and its next three most highly compensated executive officers. These individuals are referred to as the “named executive officers.”

2011 Summary Compensation Table(1)

						Change in
						Pension Value
						and
						Nonqualified
				Stock	Option	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)(2)	($)(3)	($)(4)	($)	Earnings ($)	($)	Total ($)

Christopher O’Kane,	2011	$827,114	$0	$2,350,105			$165,424	$3,342,643
Chief Executive	2010	$741,984	$881,106	$2,807,090			$148,397	$4,578,577
Officer(5)	2009	$740,408	$2,256,480	$2,792,710	—	—	$133,273	$5,922,871
Richard Houghton,	2011	$589,507	$0	$705,020			$93,830	$1,388,357
Chief Financial	2010	$556,488	$367,128	$654,985			$89,038	$1,667,639
Officer(6)	2009	$560,203	$902,592	$930,903	—		$79,248	$2,472,946
Mario Vitale,	2011	$588,462	$900,000	$2,918,713			$1,176,457	$5,583,632
President Aspen U.S.,
Co-CEO Aspen Insurance(7)
Rupert Villers,	2011	$449,148	$561,435	$1,410,069			$69,623	$2,490,275
Co-CEO of Aspen	2010	$486,927	$386,450	$701,766			$75,474	$1,650,617
Insurance(8)	2009	$329,070	$756,861	$558,551			$51,006	$1,695,488
John Cavoores,	2011	$480,000	$0	$1,410,069			$24,500	$1,914,569
Co-CEO of Aspen	2010	$80,000	$75,000	$462,141			$132,000	$749,141
Insurance(9)	2009	—	—	—	—	—	—	—

(1)	Unless otherwise indicated, compensation payments paid in British Pounds have been translated into U.S. Dollars at the average exchange rate of $1.6041 to £1, $1.5458 to £1 and $1.567 to £1 for 2011, 2010 and 2009, respectively.

(2)	The salaries provided represent earned salaries.

(3)	For a description of our bonus plan, see “Compensation Discussion and Analysis — Cash Compensation — Annual Cash Bonuses” above.

(4)	Consists of performance share awards and/or RSUs, as applicable. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions. The performance share awards’ potential maximum value, assuming the highest level of performance conditions are met are $4,700,210, $1,410,041, $3,861,965, $2,820,137 and $2,820,137 for Messrs. O’Kane, Houghton, Vitale, Villers and Cavoores, respectively. Please refer to Note 16 of our consolidated financial statements for the assumptions made with respect to these awards.

(5)	Mr. O’Kane’s compensation was paid in British Pounds. With respect to 2011 “All Other Compensation,” this consists of the Company’s contribution to the pension plan (including any pension opt out lump sum payments) of $165,424.

(6)	Mr. Houghton’s compensation was paid in British Pounds. With respect to 2011 “All Other Compensation” this consists of the Company’s contribution to the pension plan (including any pension opt out lump sum payments) of $93,830.

(7)	Mr. Vitale’s compensation was paid in U.S. Dollars. His bonus amount of $900,000 represented a guaranteed bonus amount in connection with his recruitment per contractual obligations. Of the $2,918,713 in stock awards, $2,125,721 represents the grant date fair value of RSUs awarded for forfeiture of certain stock awards and other benefits from his prior employer and the remaining $792,992 represents the grant fair value of performance shares. With respect to “All Other Compensation” this includes (i) a

6-month housing allowance in respect of his repatriation from Zurich to the U.S. of $61,340, (ii) shipment costs of $11,105, (iii) the Company’s contribution to a Supplemental Executive Retirement Plan of $30,300 for 2011, (iv) a profit sharing contribution of $14,700 for 2011, (v) additional premium paid for additional life insurance of $5,190, (vi) additional premium for supplemental disability income insurance of $13,982, (vii) a tax-gross-up payment in respect of Mr. Vitale’s (a) temporary housing allowance of $26,471, (b) shipment costs of $4,978, (c) executive life assurance of $1,022 and (d) disability income insurance of $7,225, and (viii) a cash replacement payment for forfeited bonus for prior years and the loss of certain stock awards from his prior employer of $1,000,000 for 2011. Mr. Vitale joined the Company effective March 21, 2011 and therefore received no compensation during 2010 and 2009.

(8)	Mr. Villers’s compensation was paid in British Pounds. With respect to 2011 “All Other Compensation,” this consists of (i) the Company’s contribution to the pension plan (including any pension opt out lump sum payments as applicable) of $69,623.

(9)	Mr. Cavoores’s compensation was paid in U.S. Dollars. With respect to 2011 “All Other Compensation,” this consists of the Company’s contribution to the pension plan (consisting of profit sharing and matching contributions) of $24,500. This table does not include contributions made by the Company to Mr. Cavoores in respect of his role as a non-executive director of the Company in 2010 and 2009. Mr. Cavoores was not an executive officer at any time during 2009 and as such received no compensation in respect of an executive role during 2009.

2011 Grants of Plan-Based Awards

The following table sets forth information concerning grants of options to purchase ordinary shares and other awards granted during the twelve months ended December 31, 2011 to the named executive officers:

						All Other
						Stock Awards:	Grant Date
			Estimated Future Payout Under			Number of	Fair Value
			Equity Incentive Plan Awards			Shares of Stocks	of Stock
	Grant	Approval	Threshold	or Units	Maximum	or Units	Awards
Name	Date(1)	Date(1)	(#)(2)	(#)(2)	(#)(3)	(#)(4)	(#)(5)

Christopher O’Kane	02/09/2011	02/03/2011	0	83,278	110,037		$2,350,105
Richard Houghton	02/09/2011	02/03/2011	0	24,983	33,311		$705,020
Mario Vitale	03/21/2011	02/03/2011	0	31,669	42,225		$792,992
	03/21/2011	02/03/2011				84,893	$2,125,721
Rupert Villers	02/09/2011	02/03/2011	0	49,967	66,623		$1,410,069
John Cavoores	02/09/2011	02/03/2011	0	49,967	66,623		$1,410,069

(1)	In 2007, we adopted a policy whereby the Compensation Committee approves annual grants at a regularly scheduled meeting. However, if such a meeting takes place while the Company is in a close period (i.e., prior to the release of our quarterly or yearly earnings), the grant date will be the day on which our close period ends. The approval date of February 3, 2011 was during our close period, and therefore the grant date was February 9, 2011, the day our close period ended. In the case of Mr. Vitale, the grant date was the date of the commencement of his his employment with us.

In respect of ad hoc grants of RSUs (if not in a close period), in particular with respect to new hires, the grant date is the later of (i) the date on which the Compensation Committee approves the grant or (ii) the date on which the employee commences employment with the Company.

(2)	Under the terms of the 2011 performance share awards, one-third of the grant is eligible for vesting each year. If the 2011 ROE is less than 6%, then the portion of the grant for such year will not vest and is forfeited. If the 2011 ROE is between 6% and 11%, the percentage of the performance shares eligible for vesting in that year will be between 10% and 100% on a straight-line basis. If the 2011ROE is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis; provided however that if the ROE for 2011 is greater than 11% and the average ROE for 2011 and the previous year is less than 6%, then only 100% of the shares eligible for vesting in such year shall vest. The Compensation Committee also agreed that it will determine the vesting conditions for the 2012 and 2013 portions of the 2011 performance shares in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. For the purpose of this table, the amounts provided represent 100% of the performance shares vested for each portion of the grant subject to the separate annual ROE test. For a more detailed description of our performance share awards granted in 2011, refer to “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan — 2011 Performance Share Awards” below.

(3)	Amounts provided represent no vesting (forfeiture) in respect of one-third of the initial grant as our ROE for 2011 was (5.3)%, and assumes a vesting of 200% for the remaining two-thirds of the performance shares.

(4)	For a description of our RSUs, refer to “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan — Resticted Share Units” below.

(5)	Valuation is based on the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions, which is $28.22 for the performance shares granted on February 9, 2011 and $25.04 for the performance shares granted to Mr. Vitale on March 21, 2011. Refer to Note 16 of our consolidated financial statements for the assumptions made with respect to our performance share awards.

Narrative Description of Summary Compensation and Grants of Plan-Based Awards

Share Incentive Plan

We have adopted the Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”) to aid us in recruiting and retaining key employees and directors and to motivate such employees and directors. The 2003 Share Incentive Plan was amended at our annual general meeting in 2005 to increase the number of shares that can be issued under the plan. The total number of ordinary shares that may be issued under the 2003 Share Incentive Plan is 9,476,553. On February 5, 2008, the Compensation Committee of the Board approved an amendment to the 2003 Share Incentive Plan providing delegated authority to subcommittees or individuals to grant RSUs to individuals who are not “insiders” subject to Section 16(b) of the Exchange Act or are not expected to be “covered persons” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The 2003 Share Incentive Plan provides for the grant to selected employees and non-employee directors of share options, share appreciation rights, restricted shares and other share-based awards. The shares subject to initial grant of options (the “initial grant options”) represented an aggregate of 5.75% of our ordinary shares on a fully diluted basis (3,884,030 shares), assuming the exercise of all outstanding options issued to Wellington and the Names’ Trustee. In addition, an aggregate of 2.5% of our ordinary shares on a fully diluted basis (1,840,540 shares), were reserved for additional grant or issuance of share options, share appreciation rights, restricted shares and/or other share-based awards as and when determined in the sole discretion of the Board or the Compensation Committee. No award may be granted under the 2003 Share Incentive Plan after the tenth anniversary of its effective date. The 2003 Share Incentive Plan provides for equitable adjustment of affected terms of the plan and outstanding awards in the event of any change in the outstanding ordinary shares by reason of any share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or transaction or exchange of shares or other corporate exchange, or any distribution to shareholders of shares other than regular cash dividends or any similar transaction. In the event of a change in control (as defined in the 2003 Share Incentive Plan), the Board or the Compensation Committee may accelerate, vest or cause the restrictions to lapse with respect to all or any portion of an award (except that shares subject to the initial grant options shall vest); or cancel awards for fair value; or provide for the issuance of substitute awards that substantially preserve the terms of any affected awards; or provide that for a period of at least 15 days prior to the change in control share options will be exercisable and that upon the occurrence of the change in control, such options shall terminate and be of no further force and effect.

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

Restricted Share Units.  In 2009, we granted 97,389 RSUs to our employees which vest in one-third tranches over three years. In 2010, we granted 168,707 RSUs to our employees which vest in one-third tranches over three years. In 2011, we granted 183,019 RSUs to our employees which vest in one-third tranches over three years. Vesting of a participant’s units may be accelerated, however, if the participant’s employment with the Company and its subsidiaries is terminated without cause (as defined in such participant’s award agreement), on account of the participant’s death or disability (as defined in such participant’s award agreement), or, with respect to some of the participants, by the participant with good reason (as defined in such participant’s award agreement). Participants will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date.

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

2007 Performance Share Awards.  On May 1, 2007, the Compensation Committee approved a grant of an aggregate of 427,796 performance share awards with a grant date of May 4, 2007. The Compensation Committee granted an additional 11,407 performance shares with a grant date of October 22, 2007. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Of the total grant, 82.9% vested and were issuable upon the filing of the annual report on Form 10-K for the year ended December 31, 2010, with the remaining amounts forfeited due to performance targets not being met.

Payment of vested performance shares occurred as soon as practicable after the date the performance shares vested. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

2008 Performance Share Awards.  On April 29, 2008, the Compensation Committee approved a grant of an aggregate of 587,095 performance share awards with a grant date of May 2, 2008. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year. Of the total grant, 55.2% vested and were issuable upon the filing of the annual report on Form 10-K for the year ended December 31, 2010, with the remaining amounts forfeited due to performance targets not being met.

Payment of vested performance shares occurred as soon as practicable after the date the performance shares vested. Participants may be required to pay to the Company, and the Company will have the right to withhold, any applicable withholding taxes in respect of the performance shares. Performance shares may not be assigned, sold or otherwise transferred by participants other than by will or by the laws of descent and distribution.

2009 Performance Share Awards.  On April 28, 2009, the Compensation Committee approved a grant of an aggregate of 912,931 performance share awards with a grant date of May 1, 2009. On October 27, 2009, the Compensation Committee approved an additional grant of 15,221 performance share awards with a grant date of October 30, 2009. Each performance share award represents the right to receive, on the terms and conditions set forth in the agreement evidencing the award, a specified number of ordinary shares of the Company, par value 0.15144558 cent per share. Payment of performance shares is contingent upon the achievement of specified ROE tests each year. Based on the achievement of a 2009 ROE of 18.4%, 164% of one-third of the 2009 performance share award is eligible for vesting. Based on the achievement of a 2010 ROE of 11.2%, 85.6% of one-third of the 2009 performance share award is eligible for vesting. Based on the achiement of a negative 2011 ROE of (5.3)%, one-third of the 2009 performance awards was forfeited. Therefore, of the total grant, 83.2% have vested and are issuable upon the filing of this report, with the remaining amounts forfeited due to performance targets not being met.

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

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2010, or (ii) the date such ROE is approved by the Board or an authorized committee thereof (the “2010 Performance Award”). No performance shares will become eligible for vesting for the 2009 Performance Award if the ROE for the 2010 fiscal year is less than 7%. If the Company’s ROE for the 2010 fiscal year is between 7% and 12%, then 10% to 100% of the 2010 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2010 fiscal year is between 12% and 22%, then 100% to 200% of the 2010 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and the immediately preceding fiscal year is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2010 and the immediately preceding fiscal year is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%. Based on the achievement of a 2010 ROE of 11.2%, 85.6% of one-third of the 2010 performance share award is eligible for vesting.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2011, or (ii) the date such ROE is approved by the Board or an authorized committee thereof (the “2011 Performance Award”). No performance shares will become eligible for vesting for the 2011 Performance Award if the ROE for the 2011 fiscal year is less than 7%. If the Company’s ROE for the 2011 fiscal year is between 7% and 12%, then 10% to 100% of the 2011 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2011 fiscal year is between 12% and 22%, then 100% to 200% of the 2011 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2011 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2010 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2010 ROE is greater than 22%. Based on the achievement of a negative 2011 ROE of (5.3)%, one-third of the 2011 performance award was forfeited.

One-third (1/3) of the performance shares will become eligible for vesting upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2012, or (ii) the date such ROE is approved by the Board or an authorized committee thereof (the “2012 Performance Award”). No performance shares will become eligible for vesting for the 2012 Performance Award if the ROE for the 2012 fiscal year is less than 7%. If the Company’s ROE for the 2012 fiscal year is between 7% and 12%, then 10% to 100% of the 2012 Performance Award will be eligible for vesting on a straight-line basis. If the ROE for the 2012 fiscal year is between 12% and 22%, then 100% to 200% of the 2012 Performance Award will become eligible for vesting on a straight-line basis. However, if the ROE for the 2012 fiscal year is greater than 12% and the average ROE over 2012 and 2011 is less than 7%, then the percentage of eligible shares for vesting will be 100%. If the ROE for the 2012 fiscal year is greater than 12% and the average ROE over 2011 and 2010 is 7% or greater, then the percentage of eligible shares for vesting will vest in accordance with the schedule for vesting described above. There is no additional vesting if the 2012 ROE is greater than 22%.

Performance shares which are eligible for vesting, as described above, as part of the 2010 Performance Award, the 2011 Performance Award and the 2012 Performance Award will vest upon the later of (i) the date the Company’s outside auditors complete the audit of the Company’s financial statements containing the information necessary to compute its ROE for the fiscal year ended December 31, 2012, or (ii) the date such 2012 ROE is approved by the Board or an authorized committee thereof, subject to the participant’s continued employment (and lack of notice of resignation or termination) until such date.

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

2011 Performance Share Awards.  On February 3, 2011, the Compensation Committee approved a grant of an aggregate of 853,223 performance share awards with a grant date of February 9, 2011. On March 21, 2011, an additional grant of 31,669 performance shares was approved and on May 2, 2011 an additional grant of 5,902 performance shares was approved. The performance shares will be subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. Based on the achievement of a negative 2011 ROE of (5.3)%, one-third of the 2011 performance award was forfeited.

The Compensation Committee will determine the vesting conditions for the 2012 and 2013 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. At its meeting held on February 1, 2012, the Compensation Committee approved the vesting conditions for the portion of the 2011 performance shares subject to 2012 performance testing. If the ROE achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis.

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

2012 Awards.  On February 1, 2012, the Compensation Committee approved a grant of performance shares with a grant date of February 8, 2012. The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share adjusted to add back ordinary dividends to shareholders’ equity for the end of the year (“Adjusted Diluted BVPS”) growth test for each year. For a reconciliation of Adjusted Diluted BVPS to Diluted BVPS, see “Reconciliation of

Non-GAAP Financial Measures” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the BVPS growth achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the BVPS growth achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the BVPS growth achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2013 and 2014 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (or, in the case of the 2012 portion of the grant, less than 5% of BVPS growth), then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee, the main reason for the BVPS growth metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2011 BVPS growth) is the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.

On February 1, 2012, the Compensation Committee also approved a grant of RSUs with a grant date of February 8, 2012. The RSUs will be subject to a three-year vesting period based on continued service, with one-third of the grant vesting on each of the first, second and third anniversaries of the date of grant. RSUs shall be paid in the Company’s shares upon vesting, with one share paid for each RSU.

Employment-Related Agreements

The following information summarizes the (i) service agreements for Mr. O’Kane, which commenced on September 24, 2004, (ii) service agreement for Mr. Houghton dated April 3, 2007, (iii) employment agreement for Mr. Vitale which commenced March 21, 2011, (iv) service agreement for Mr. Villers which commenced on January 1, 2011 and (v) employment agreement for Mr. Cavoores which commenced October 27, 2010. In respect of each of the agreements with Messrs. O’Kane, Houghton, Vitale, Villers and Cavoores:

(i) in the case of Messrs. O’Kane, Houghton and Villers, employment may be terminated for cause if:

•	the employee becomes bankrupt, is convicted of a criminal offence (other than a traffic violation or a crime with a penalty other than imprisonment), commits serious misconduct or other conduct bringing the employee or Aspen Holdings or any of its subsidiaries into disrepute;

•	the employee materially breaches any provisions of the service agreement or conducts himself in a manner prejudicial to the business;

•	the employee is disqualified from being a director in the case of Messrs. O’Kane and Houghton; or

•	the employee breaches any code of conduct or ceases to be registered by any regulatory body;

(ii) in the case of Mr. O’Kane, employment may be terminated if the employee breaches a material provision of the shareholders’ agreement with Aspen Holdings and such breach has a material adverse effect on the Company and its affiliates and is not cured by the employee within 21 days after receiving notice from the Company;

(iii) in the case of Messrs. Vitale and Cavoores, employment may be terminated for cause if:

•	the employee’s willful misconduct is materially injurious to Aspen U.S. Services or its affiliates;

•	the employee intentionally fails to act in accordance with the direction of the Co-Chief Executive Officer of Aspen Insurance in the case of Mr. Vitale or the Chief Executive Officer of Aspen Holdings in the case of Mr. Cavoores, or the Board of Directors of Aspen U.S. Services or Aspen Holdings;

•	the employee is convicted of a felony;

•	the employee violates a law, rule or regulation that (i) governs the business of Aspen U.S. Services, (ii) has a material adverse effect on the business Aspen U.S. Services, or (iii) disqualifies him from employment; or

•	the employee intentionally breaches a non-compete or non-disclosure agreement;

(iv) in the case of Messrs. O’Kane, Houghton and Villers, employment may be terminated by the employee without notice for good reason if:

•	the employee’s annual salary or bonus opportunity is reduced;

•	there is a material diminution in the employee’s duties, authority, responsibilities or title, or the employee is assigned duties materially inconsistent with his position;

•	the employee is removed from any of his positions (or in the case of Mr. O’Kane is not elected or re-elected to such positions);

•	an adverse change in the employee’s reporting relationship occurs in the case of Mr. O’Kane;

•	the employee is required to relocate more than 50 miles from the employee’s current office; or

•	provided that, in each case, the default has not been cured within 30 days of receipt of a written notice from the employee;

(v) in the case of Messrs. Vitale and Cavoores, employment may be terminated by the employee for good reason upon 90 days’ notice if:

•	there is a material diminution in the employee’s responsibilities, duties, title or authority;

•	the employee’s annual salary is materially reduced;

•	there is a material breach by the Company of the employment agreement; or

•	in the case of Mr. Cavoores, the employee is required to relocate more than 200 miles from the employee’s current office;

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

(vii) in the case of Messrs. Houghton and Villers, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (a) salary at his salary rate through the date in which his termination occurs; (b) the lesser of (x) the target annual incentive award for the year in which the employee’s termination occurs, and (y) the average of the annual incentive awards received by the employee in the prior three years (or, number of years employed if fewer), multiplied by a fraction, the numerator of which is the number of days that the employee was employed during the applicable year and the denominator of which is 365; (c) a severance payment of the sum of (x) the employee’s highest salary rate during the term of the agreement and (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years (or number of complete years employed, if fewer) immediately prior to the year of termination; and (d) the unpaid balance of all previously earned cash bonus and other incentive awards with respect to performance periods which have been completed, but which have not yet been paid, all of which amounts shall be payable in a lump sum in cash within 30 days after termination. In the event that the employee is paid in lieu of notice under the agreement (including if the Company exercises its right to enforce garden leave under the agreement) the severance payment will be inclusive of that payment;

(viii) In the case of Mr. Vitale, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (a) salary at his salary rate through the date in which his termination occurs, payable within 20 days after the normal payment date; (b) a lump sum payment equal to the employee’s then current base salary, payable within 60 days after the termination date, (c) a lump sum payment equal to the lesser of (x) the employee’s then current bonus potential or (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years immediately prior to the year of termination, payable within 60 days after the termination date; (d) continued vesting of the restricted stock units granted to the employee pursuant to his employment agreement and (e) any earned but unpaid annual bonus, earned but unpaid equity and/or incentive awards, accrued but unpaid vacation days and unreimbursed business expenses, payable within 20 days after the normal payment date. In the event Mr. Vitale’s employment is terminated due to his death or disability, the employee (or his estate or personal representative in the case of his death) is entitled to (a) a prorated annual bonus based on the actual annual bonus earned for the year in which the termination occurs, prorated based on the fraction of the year the employee was employed and (b) immediate vesting and distribution of the restricted stock units granted to the employee pursuant to his employment agreement;

(ix) in the case of Mr. Cavoores, if the employee is terminated without cause or resigns with good reason, the employee is entitled (subject to execution of a release) to (a) salary at his salary rate through the date in which his termination occurs, payable within 20 days after the normal payment date; (b) a lump sum payment equal to the employee’s then current base salary, payable within 20 days after the termination date, (c) a lump sum payment equal to the lesser of (x) the employee’s then current bonus potential or (y) the average bonus under the Company’s annual incentive plan actually earned by the employee during the three years immediately prior to the year of termination, payable within 20 days after the termination date; (d) a payment equal to the lower of (x) the employee’s then current bonus potential or (y) if the termination date occurs after March 15, 2012, any such lower annual bonus that was paid to the employee, payable within 20 days after the termination date; and (e) any earned but unpaid annual bonus, earned but unpaid equity and/or incentive awards, accrued but unpaid vacation days and unreimbursed business expenses, payable within 20 days after the normal payment date. In the event Mr. Cavoores’ employment is terminated due to his death or disability, the employee (or his estate or personal representative in the case of his death) is entitled to a prorated annual bonus based on the actual annual bonus earned for the year in which the termination occurs, prorated based on the fraction of the year the employee was employed;

(x) in the case of Messrs. O’Kane, Houghton, Vitale, Villers and Cavoores, if the employee is terminated without cause or resigns for good reason in the six months prior to a change of control or the two-year period following a change of control, in addition to the benefits discussed above, all share options and other equity-based awards granted to the executive during the course of the agreement shall immediately vest and remain exercisable in accordance with their terms. In addition, in the case of Mr. O’Kane, he may be entitled to excise tax gross-up payments;

(xi) the agreements contain provisions relating to reimbursement of expenses, confidentiality, non-competition and non-solicitation; and

(xii) in the case of Messrs. O’Kane, Houghton and Villers, the employees have for the benefit of their respective beneficiaries life insurance (and in the case of Messrs. Vitale and Cavoores, supplemental life insurance benefits). There are no key man insurance policies in place.

Christopher O’Kane.  Mr. O’Kane entered into a service agreement with Aspen U.K. Services and Aspen Holdings under which he has agreed to serve as Chief Executive Officer of Aspen Holdings and Aspen U.K. and director of both companies, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. O’Kane shall be paid an annual salary of £346,830, subject to annual review. Mr. O’Kane’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme, medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus to be awarded annually as the Compensation Committee of the Board may determine. In 2011, the Compensation Committee approved an increase of the bonus potential from 150% to 175% of salary which may be exceeded, partly in response to analysis of peer groups and partly to address exchange rate considerations. Effective April 1, 2009, Mr. O’Kane’s salary was £480,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. O’Kane’s salary was increased to £527,500. Effective April 1, 2012, Mr. O’Kane’s salary will be £543,325.

Richard Houghton.  Mr. Houghton entered into a service agreement with Aspen U.K. Services under which he agreed to serve as Chief Financial Officer of Aspen Holdings, terminable upon 12 months’ notice by either party. The agreement originally provided that Mr. Houghton shall be paid an annual salary of £320,000, subject to annual review. Mr. Houghton’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including continued membership in the Company’s pension scheme and to medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus, based on a bonus potential of 100% of salary which may be exceeded, to be awarded annually as the Compensation Committee of the Board may determine. Effective April 1, 2009, Mr. Houghton’s salary was £360,000. For 2010, no salary increase was approved. Effective April 1, 2011, Mr. Houghton’s salary was increased to £370,000. The Compensation Committee had approved a salary increase to £382,000 effective April 1, 2012. However, as previously disclosed, Mr. Houghton will be leaving the Company with effect from February 29, 2012.

Under the terms of an employment agreement dated April 3, 2007 between Mr. Houghton and Aspen UK Services, Mr. Houghton is entitled to certain payments in connection with his departure, which are described above. Aspen UK Services has, however, entered into a compromise agreement with Mr. Houghton dated February 22, 2012 (the “Compromise Agreement”) under which, in respect of any severance payments that might otherwise have been due to Mr. Houghton under his employment agreement, the Company will pay Mr. Houghton severance payments up to £657,804 in the aggregate (the “Severance Payments”). The Severance Payments are payable over a 12-month period in equal monthly instalments, and eliminated or reduced to reflect any alternative employment commenced by Mr. Houghton during this 12-month period (subject to a minimum payment of three months, during which time Mr. Houghton will be subject to certain non-compete restrictions). On February 23, 2012, RSA announced that it has appointed Mr. Houghton as its Group Chief Financial Officer when he is expected to commence his role in early June 2012. As a result, on this basis, we expect to pay Severance Payments until Mr. Houghton’s employment with RSA commences in June 2012. Mr. Houghton will also receive continued medical benefits through February 2013 or until he receives equivalent benefits from a new employer and continued pension contributions while he is receiving Severance Payments. In addition, under the terms of the Compromise Agreement, Mr. Houghton will receive the amount of shares in the Company which are eligible for vesting under his 2009 performance share agreement (83.2% of total grant) and 2010 performance share agreement (85.6% of one-third of the grant based on 2010 performance). Mr. Houghton will forfeit his remaining 2010 performance shares, the entire 2011 performance share award, and the 2012 awards recently granted to him. The Compromise Agreement also provides that the Company and Mr. Houghton will release each other of all claims.

Mario Vitale.  Mr. Vitale entered into an employment agreement with Aspen U.S. Services under which he has agreed to serve as President of U.S. Insurance of the Aspen Insurance Group for a one-year term, with annual extensions thereafter. The agreement provides that Mr. Vitale will be paid an annual salary of $750,000, subject to review from time to time, as well as a discretionary bonus, based on a bonus potential of 120% of salary which may be exceeded. The agreement provides that, in lieu of a discretionary bonus for 2011, Mr. Vitale’s 2011 bonus will be $900,000. Mr. Vitale will be eligible to participate in the Company’s long-term incentive plan in 2011 and future years, with any grant to be in the discretion of the Co-Chief Executive Officer of Aspen Insurance and Compensation Committee of the Board, for a value of $850,000 per year. The employment agreement provides that following the effective date of the agreement, Mr. Vitale would receive an award of $2,276,000 in RSUs, which vest over three years, and a one-time cash replacement award of $1,000,000, which Mr. Vitale will be required to repay if he terminates the employment agreement within one year. Mr. Vitale shall be eligible to participate in all incentive compensation, retirement deferred compensation and benefit plans available generally to senior officers, and is entitled to supplemental disability coverage. In addition, Mr. Vitale will be entitled to (i) participate in an arrangement whereby he will be eligible for retirement funding by Aspen U.S. Services in amounts that would not be contributed to his 401(k) plan account due to U.S. Internal Revenue Code income limits, (ii) relocation benefits including temporary housing for six months, and (iii) indemnification for damages and costs arising from any action by Mr. Vitale’s former employer relating to his employment with Aspen U.S. Services (other than damages that arise out of willful malfeasance by Mr. Vitale). Mr. Vitale’s salary for 2012 will remain at $750,000. Mr. Vitale became co-Chief Executive Officer of Aspen Insurance effective January 1, 2012.

Rupert Villers.  Mr. Villers entered into a service agreement with Aspen U.K. Services under which he agreed to serve as Chief Executive Officer of Aspen Insurance, terminable upon 12 months’ notice by either party. The agreement provides that Mr. Villers will commit to work an average of four days per week. The agreement provides that Mr. Villers shall be paid an annual salary of £280,000 (based on the full time equivalent salary of pro rata £350,000), subject to annual review. Mr. Villers’s service agreement also entitles him to participate in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees generally, including membership in the Company’s pension scheme and medical insurance, permanent health insurance, personal accident insurance and life insurance. The service agreement also provides for a discretionary bonus, based on a bonus potential of 125% of salary which may be exceeded, to be awarded annually as the Compensation Committee of the Board may determine. Effective April 1, 2012, Mr. Villers’ salary will be £290,000 (pro rata based on a full time equivalent of £362,500).

John Cavoores.  Mr. Cavoores entered into an employment agreement with Aspen U.S. Services under which he agreed to serve as Co-Chief Executive Officer of Aspen Insurance for a two-year and one month term, for employment three days per week. The agreement provided that Mr. Cavoores would be paid an annual salary of $360,000, subject to review from time to time, as well as a discretionary bonus, based on a bonus potential of 125% of salary which may be exceeded. Mr. Cavoores would be eligible to participate in the Company’s long-term incentive plan in 2010 and 2011, for a value of

$500,000 for 2010 and $1,500,000 for 2011, which awards will be performance based and vest over three years (including following his termination of employment due to expiration of the term). Mr. Cavoores was eligible to participate in all incentive compensation, retirement deferred compensation and benefit plans available generally to senior officers, and is entitled to supplemental disability coverage. Mr. Cavoores stepped down as co-Chief Executive Officer of Aspen Insurance effective January 1, 2012.

Retirement Benefits

We do not have a defined benefit plan. Generally, retirement benefits are provided to our named executive officers according to their home country.

United Kingdom.  In the U.K. we have a defined contribution plan which was established in 2005 for our U.K. employees. All permanent and fixed term employees are eligible to join the plan. Messrs. O’Kane and Houghton were participants in the plan during 2011. Each participating employee contributes 3% of their base salary into the plan. The employer contributions made to the pension plan are based on a percentage of base salary based on the age of the employee. There are two scales: a standard scale for all U.K. participants and a directors’ scale which applies to certain key senior employees who were founders of the Company or who are executive directors of the Board. Messrs. O’Kane and Houghton were paid employer contributions based on the directors’ scale. Employer contributions for Mr. Villers were based on the standard scale.

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

The employee and employer contributions are paid to individual investment accounts set up in the name of the employee. Employees may choose from a selection of investment funds although the day-to-day management of the investments is undertaken by professional investment managers. At retirement this fund is then used to purchase retirement benefits.

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

In the event of death in service before retirement, the pension plan provides a lump sum death benefit equal to four times the employee’s basic salary, plus, where applicable, a dependent’s pension equal to 30% of the employee’s basic salary and a children’s pension equal to 15% of the employee’s basic salary for one child and up to 30% of the employee’s basic salary for two or more children. Under U.K. legislation, these benefits are subject to notional earnings limits (currently £108,600 for 2006/2007, £112,800 for 2007/2008, £117,600 for 2008/2009, £123,600 for 2009/2010 and 2010/2011 and £129,600 for 2011/2012). From April 2011, the notional earnings limit has been removed due to a change in our life insurance provider whereby the standard life assurance cover has been combined with the accepted life assurance cover, which has the impact of removing the notional earnings limit. Where an employee’s basic salary is greater than the notional earnings maximum, an additional benefit is provided through a separate cover outside the pension plan.

Changes in the rules regarding U.K. tax relief on pension contributions relating both to the total annual contribution amounts and to a “life-time” allowance limit have reduced the tax effectiveness of the defined scheme for some staff that have or may have either higher levels of contribution or higher levels of pension savings.

For those employees who would have employer pension contribution over the annual limit, we have agreed that we may pay an annual lump sum (subject to statutory deductions) of the difference between the employer plan contribution rate and the annual contribution limit. For those employees who have or are likely to have total pension savings over the “life-time” allowance limit, we have agreed that we may pay them a monthly amount (subject to statutory deductions) equal to their employer pension contribution.

These arrangements are subject to review depending on future legislation and regulation of U.K. pension schemes.

In 2010, we established an Employer-Financed Retirement Benefits Scheme which was, at that time, particularly suitable for our U.K. employees. All employees between the ages of 18 and 60 whose duties are performed outside of Guernsey were eligible to participate. Messrs. O’Kane and Houghton participated in the plan during 2010. The plan is a trust based, defined contribution pension vehicle, whereby the funds are invested by the trustees in order to provide retirement benefits. Funds were held in a trust in Guernsey.

Employer contributions are made in respect of employees, as agreed between us and the employee, in return for a reduction in his or her remuneration. Each participating employee will have a separate account under the plan, reflecting the value of employer contributions on his or her behalf, the investment return and charges.

Due to changing tax conditions within the U.K. we have closed this arrangement. This involved seeking the agreement of members and the Trustees of the scheme. Contributions were made by the members up until March 2011, after which no further contributions were made. Disinvestment of the scheme funds contributed by the members commenced in December 2011 and in January 2012 all funds were received by the members. The scheme was closed in the first quarter of 2012 and the individual fund amounts have either been paid to employees, subject to appropriate statutory deductions, or transferred (if possible under the scheme rules and legislation) to the defined contribution scheme. Messrs. O’Kane and Houghton have ceased to be members of the scheme and have received refunds of contributions, subject to statutory deductions.

United States.  In the U.S. we operate a 401(k) plan. Employees of Aspen U.S. Services are eligible to participate in this plan. Mr. Cavoores participated in this plan in 2011. Due to having reached applicable IRS limitations in respect of contributions under a 401(k) plan from his previous employment in the year, Mr. Vitale did not participate in the 401(k) plan at the Company in 2011. He did, however, receive profit sharing contributions as part of his pension contributions to him by the Company. Mr. Vitale will participate in the 401(k) plan from 2012.

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

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth information concerning outstanding options to purchase ordinary shares and other stock awards by the named executive officers outstanding as of December 31, 2011:

		Option Awards						Stock Awards
													Equity
											Equity		Incentive Plan
											Incentive		Awards:
					Equity						Plan Awards:		Market
					Incentive					Market	Number of		Value or
		Number of		Number of	Plan Awards:			Number of		Value of	Unearned		Payout Value
		Securities		Securities	Number of			Shares or		Shares or	Shares,		of Unearned
		Underlying		Underlying	Securities			Units of		Units of	Units or		Shares, Units or
		Unexercised		Unexercised	Underlying			Stock That		Stock That	Other Rights		Other Rights
		Options (#)		Options (#)	Unexercised	Option	Option	Have Not		Have Not	That Have		That Have
	Year of	Exercisable		Unexer-	Unearned	Exercise	Expiration	Vested (#)		Vested	Not Vested		Not Vested
Name	Grant	(1)		cisable	Options (#)(1)	Price ($)	Date	(1)		($)(2)	(#)(1)		($)(2)

Christopher O’Kane	2003	991,830			—	$16.20	08/20/2013				—		—
	2004	23,603	(3)		—	$24.44	12/22/2014				—		—
	2005	—			—						—		—
	2006	87,719	(4)		—	$23.65	02/16/2016				—		—
	2007	75,988			—	$27.28	05/04/2014				—		—
	2008	—			—						—		—
	2009	—			—			104,522	(5)	$2,769,833	—		—
	2010	—			—			30,664	(6)	$812,596	35,823	(7)	$949,310
	2011	—			—						55,519	(8)	$1,471,254
Richard Houghton	2007	12,158			—	$27.28	05/04/2014				—		—
	2008	—			—						—		—
	2009	—			—			34,840	(5)	$923,260	—		—
	2010	—			—			7,155	(6)	$189,608	8,358	(7)	$221,487
	2011	—			—						16,656	(8)	$441,384
Mario Vitale	2011	—			—			84,893	(9)	$2,249,665	21,113	(8)	$559,495
Rupert Villers	2009	—			—			20,904	(5)	$553,956
	2010	—			—			7,665	(6)	$203,123	8,956	(7)	$237,334
	2011	—			—						33,312	(8)	$882,768
John Cavoores(11)	2007	2,012	(10)			$24.76	07/30/2016
	2010	—			—			5,047	(6)	$133,746	5,898	(7)	$156,297
	2011	—			—						33,312	(8)	$882,768

(1)	For a description of the terms of the grants and the related vesting schedule, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Share Incentive Plan” above.

(2)	Calculated based upon the closing price of $26.50 per share of the Company’s ordinary shares at December 30, 2011 (December 31, 2011 was not a trading day).

(3)	As the performance targets for the 2004 options were not fully met based on the 2004 ROE achieved, 51.48% of the grant vested and the remaining portion of the grant was forfeited.

(4)	As the performance targets for the 2006 options were not fully met, 92.2% of the grant vested and the remaining portion of the grant was forfeited.

(5)	With respect to the 2009 performance shares, amount represents (i) 164.0% vesting in respect of one-third of the grant as our ROE for 2009 was 18.4%, (ii) 85.6% vesting in respect of one-third of the grant as our ROE for 2010 was 11.2% and (iii) and forfeiture in respect of one-third of the grant as our ROE for 2011 was (5.3%). These performance shares vest and become issuable upon the filing of this report.

(6)	With respect to the 2010 performance shares, amount represents (i) 85.6% vesting in respect of one-third of the grant as our ROE for 2010 was 11.2% and (ii) forfeiture in respect of one-third of the grant as our ROE for 2011 was (5.3)%.

(7)	With respect to the 2010 performance shares, amount assumes a vesting of 100% for the remaining one-third of the grant.

(8)	With respect to the 2011 performance shares, amount represents (i) forfeiture in respect of one-third of the grant as our ROE for 2011 was (5.3)% and (iii) assumes a vesting of 100% for the remaining two-thirds of the grant.

(9)	Reflects RSUs granted in 2011, which vest in one-third increments on March 21, 2012, 2013 and 2014.

(10)	Reflects options granted to Mr. Cavoores when he was solely a member of the Board.

(11)	In the case of Mr. Cavoores, effective January 1, 2012, he has forfeited the entire amount granted in 2010 and 2011 due to his departure as an executive prior to the vesting date.

2011 Non-Qualified Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings	Withdrawals/	Balance
Name	Last FY ($)	Last FY ($)	in Last FY ($)	Distributions ($)	at Last FYE ($)

Mario Vitale	0	30,300(1)	0	0	30,300

(1)	The amount is also reflected in the “All Other Compensation” column of the Summary Compensation Table.

In addition to the 401(k) plan operated in the U.S., we adopted a Supplemental Executive Retirement Plan (“SERP”) in order to provide certain individuals of management or highly compensated employees, as designated and approved by the Compensation Committee, with supplemental retirement benefits. The SERP is put in place due primarily to the limitations imposed on benefits payable under tax-qualified retirement plans. It is intended that the SERP, by providing this supplemental retirement benefit, will assist the Company in retaining and attracting individuals of exceptional ability.

Contributions for each participant will be determined each year by the Compensation Committee. Contributions made may consist of matching contributions, profit sharing contributions, and any other discretionary contributions as determined by the Compensation Committee. Matching contributions are made in order to equal the full amount of contributions that would have been made under the usual pension plan, assuming the maximum amount of elective deferral contributions permitted were contributed, where the actual amount of matching contributions made was less than that maximum amount. Profit sharing contributions are made where the participant’s compensation in the prior calendar year is in excess of the compensation limits under the Code. A designated percentage of the value of compensation in excess if this limit is contributed as profit sharing. Contributions are subject to three-year cliff resting.

Mr. Vitale was the only participant in this plan during 2011. The balance of 6% of his base salary is placed in this plan after 401(k) and profit sharing limits are applied. Mr. Vitale already reached these maximum limits under his 401(k) plan in his previous employment. Therefore, all pension-related contributions made by the Company to Mr. Vitale since his commencement of employment on March 17, 2011 were made under the SERP.

2011 Option Exercises and Stock Vested

The following table summarizes stock option exercises and share issuances by our named executive officers during the twelve months ended December 31, 2011:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)(1)

Christopher O’Kane	—	—	78,974	$2,313,938
Richard Houghton	—	—	22,355	$655,002
Mario Vitale	—	—	—	—
Rupert Villers	—	—	—	—
John Cavoores	—	—	—	—

(1)	In respect of Messrs. O’Kane and Mr. Houghton, their 2007 and 2008 performance shares vested on the date on which we filed our annual report on Form 10-K for the fiscal year ended December 31, 2010 (February 25, 2011). The market value was calculated based on the closing price of $29.30 on February 25, 2011. The amounts reflect the amount vested (gross of tax).

Potential Payments Upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason (as defined in their respective employment agreements), each as of December 31, 2011, the following individuals would be entitled to payments and to accelerated vesting of their outstanding equity awards, as described in the tables below. The calculations in the tables below do not include amounts under contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation in favor of executive officers and that are available generally to salaried employees.

	Christopher O’Kane(1)			Richard Houghton(1)			Mario Vitale
			Value of			Value of			Value of
	Total Cash		Accelerated	Total Cash		Accelerated	Total Cash		Accelerated
	Payout		Equity Awards	Payout		Equity Awards	Payout		Equity Awards

Termination without Cause (or other than for Cause) or for Good Reason(2)	$4,916,567	(6)	$—	$1,463,473	(8)	$—	$1,650,000	(10)	$2,249,665	(11)
Death(3)	$1,480,785		$3,582,429	$593,517		$1,112,868	$2,400,000		$2,249,665
Disability(4)	$—		$3,582,429	$—		$1,112,868	$3,877,682		$2,249,665
Change in Control(5)	$4,916,567	(6)	$6,003,225 (7)	$1,463,473	(8)	$1,775,739 (9)	$1,650,000	(10)	$2,809,159	(12)

(1)	The calculation for the payouts for Messrs. O’Kane and Houghton were converted from British Pounds into U.S. Dollars at the average exchange rate of $1.6041 to £1 for 2011.

(2)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(3)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2011. In addition, the amount of performance share awards that have already met their vesting criteria but have not vested yet would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, RSUs will accelerate and vest. Mr. Vitale would also be entitled to $1.5 million in proceeds payable pursuant to his supplemental life insurance benefit.

(4)	The amount of performance share awards that have already met their vesting criteria but have not vested yet would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, RSUs will accelerate and vest. In the case of Mr. Vitale, he receives a pro rated annual bonus, which for purposes of this calculation represents 100% of the bonus potential and he would be entitled to $2,977,682 in benefits payable pursuant to his supplemental disability benefits. This amount is comprised of two separate policies and includes cover for temporary and permanent total disability benefits as well as catastrophic disability benefits. The amount payable under this policy has been discounted by a factor of 1.63% being the pro-rated rate between the 5-year and 10-year U.S. Treasury yield curve rates at December 31, 2011.

(5)	The total cash payout and the acceleration of vesting are provided only if the employment of the above named executive is terminated by the Company without Cause or by the executive with Good Reason (as described above under “Employment-Related Agreements” and as defined in each of the individual’s respective employment agreement) within the six-month period prior to a change in control or within a two-year period after a change in control. The occurrence of any of the following events constitutes a “Change in Control”:

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

(6)	Represents the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. O’Kane for the previous three years ($1,074,747) plus twice the sum of the highest salary paid during the term of the agreement ($846,163) and the average bonus actually earned during three years immediately prior to termination ($1,074,747). Mr. O’Kane’s agreement includes provisions with respect to the treatment of “parachute payments” under the U.S. Internal Revenue Code. As Mr. O’Kane is currently not a U.S. taxpayer, the above amounts do not reflect the impact of such provisions.

(7)	Represents the acceleration of vesting of the entire grant of the 2009 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test), the 2010 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test) and the 2011 performance shares (other than the 1/3 of the grant which will be foreited on vesting for non-achievement of the 2011 performance test). For the portion 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to performance shares, the value is based on the closing price of our shares on December 30, 2011. The amounts do not include the (i) 2003 options as they have fully vested on December 31, 2009, (ii) 2005 options, as the performance targets were not met and the options were forfeited, (iii) 2005 performance share awards as the performance targets were not met and the performance shares were forfeited, (iv) 2004 options as the earned portion has vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance targets, (v) 2006 options as the earned portions have vested and any remaining unearned portions of the grant were forfeited due to non-achievement of performance tests and (vi) the 2007 options as those have vested.

(8)	Represents the lesser of the target annual incentive for the year in which termination occurs and average of Mr. Houghton’s bonuses for the previous three years ($434,978), plus the sum of the highest salary paid during the term of the agreement ($593,517) and the average bonus actually earned during the three years immediately prior to termination ($434,978).

(9)	Represents the acceleration of vesting of the entire grant of the 2009 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test), the 2010 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test) and the 2011 performance shares (other than the 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test). For the portion of the 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. The amounts do not include the 2007 options as those have vested. With respect to performance shares, the value is based on the closing price of our shares on December 30, 2011.

(10)	Represents a lump sum equal to Mr. Vitale’s current base salary ($750,000) and the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Vitale for the previous three years ($900,000). In respect of Mr. Vitale who joined us in 2011, we have used his guaranteed bonus for purposes of this calculation.

(11)	Represents value of the entire grant of RSUs, based on the closing price of our shares on December 30, 2011, which will continue to vest on their original vesting dates.

(12)	Represents the acceleration of vesting of the entire grant of the 2011 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test) as well as the RSUs granted to Mr. Vitale on joining us. With respect to performance shares and RSUs, the value is based on the closing price of our shares on December 30, 2011.

	Rupert Villers(1)				John Cavoores
			Value of				Value of
			Accelerated				Accelerated
	Total Cash		Equity		Total Cash		Equity
	Payout		Awards		Payout		Awards

Termination without Cause (or other than for Cause) or for Good Reason(2)	$1,654,597	(6)	$—		$1,155,000	(8)	$—
Death(3)	$561,435		$757,079		$600,000		$133,746
Disability(4)	$—		$757,079		$600,000		$133,746
Change in Control(5)	$1,654,597	(6)	$1,877,154	(7)	$1,155,000	(8)	$1,172,811	(9)

(1)	The calculation for the payouts for Mr. Villers was converted from British Pounds into U.S. Dollars at the average exchange rate of $1.6041 to £1 for 2011.

(2)	For a description of termination provisions, see “Narrative Description of Summary Compensation and Grants of Plan-Based Awards — Employment-Related Agreements” above.

(3)	In respect of death, the executives are entitled to the pro rated annual bonus based on the actual bonus earned for the year in which the date of termination occurs. This amount represents 100% of the bonus potential for 2011. In addition, the amount of performance share awards that have already met their vesting criteria but have not vested yet would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, RSUs will accelerate and vest.

(4)	The amount of performance share awards that have already met their vesting criteria but have not vested yet would vest and be issued. Any options granted would continue to vest under the terms of their agreement. Similarly, RSUs will accelerate and vest. In the case of Mr. Cavoores, he also receives a pro rated annual bonus, which for purposes of this calculation represents 100% of the bonus potential.

(5)	Same as Footnote 5 in table above.

(6)	Represents lesser of the target annual incentive for the year in which termination occurs and the average of the annual incentive awards received by Mr. Villers for the previous two years, as Mr. Villers joined us in 2009 ($561,435) plus the sum of the highest salary paid during the term of the agreement ($505,292) and the average bonus actually earned during the two years immediately prior to termination ($587,871).

(7)	Represents the acceleration of vesting of the entire grant of the 2009 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test), the 2010 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test) and the 2011 performance shares (other than the 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test). For the portion of the 2009 performance shares which have exceeded the performance threshold, we have assumed the greater percentage amount for calculation purposes. With respect to performance shares, the value is based on the closing price of our shares on December 30, 2011.

(8)	Represents a lump sum payment equal to Mr. Cavoores’ current base salary ($480,000), the lesser of the target annual incentive for the year in which termination occurs and the average of the bonus received by Mr. Cavoores for the previous year, as Mr. Cavoores began serving in his capacity as Co-CEO of Aspen Insurance ($75,000) plus the sum equal to his bonus potential ($600,000).

(9)	Represents the acceleration of vesting of the entire grant of the 2010 performance shares (other than 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test) and the 2011 performance shares (other than the 1/3 of the grant which will be forfeited on vesting for non-achievement of the 2011 performance test). The amounts do not include the 2007 options as those have vested.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. A change in control does not affect the amount or timing of these cash severance payments.

Non-Employee Director Compensation

	Fees Earned	2011	2011
	or Paid in	Stock	Option	All Other
	Cash	Awards	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)	($)	($)

Liaquat Ahamed(3)	$90,000	$97,979	—	—	$187,979
Matthew Botein(4)	$38,668	$97,979	—	—	$136,647
Richard Bucknall(5)	$168,808	$97,979	—	—	$266,787
Ian Cormack(6)	$158,706	$97,979	—	—	$256,685
Heidi Hutter(7)	$184,251	$97,979	—	—	$282,230
Glyn Jones(8)	$320,820	$489,955	—	—	$810,775
David Kelso(9)	$41,666	—	—	—	$41,666
Peter O’Flinn(10)	$130,000	$97,979	—	—	$227,979
Albert Beer(11)	$90,000	$97,979	—	—	$187,979
Ron Pressman(12)	$6,164	—			$6,164

(1)	Effective July 2007, for directors who are paid for their services to Aspen Holdings in British Pounds rather than U.S. Dollars such as Messrs. Bucknall and Cormack, their compensation is converted at an exchange rate of $1.779:£1 for payment in British Pounds. Similarly, for Heidi Hutter, who is paid in British Pounds for her services to AMAL, her compensation for such services is converted at the same exchange rate of $1.779:£1 for payment in U.S. Dollars. For fees denominated and paid to directors in British Pounds such as Mr. Jones for his fee of £200,000, Mr. Bucknall, for his services to AMAL and Aspen U.K., and Mr. Cormack for his services to Aspen U.K. for reporting purposes, an exchange rate of $1.6041:£1 has been used for 2011, the average rate of exchange.

(2)	Consists of RSUs. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeiture assumptions. Please refer to Note 16 of our consolidated financial statements for the assumptions made with respect to these awards.

(3)	Represents the annual board fee of $50,000, $30,000 attendance fee and $10,000 for serving as the Chair of the Investment Committee. Mr. Ahamed holds 12,849 ordinary shares, which includes the RSUs granted on February 9, 2011 that have vested and are issued.

(4)	Represents a pro rata amount of the annual board fee of $50,000 through July 27, 2011, Mr. Botein’s resignation date and $10,000 attendance fee. Mr. Botein holds 11,551 ordinary shares, which includes 1,393 ordinary shares of the 3,344 restricted share units granted on February 9, 2011 which have vested and are issued. Mr. Botein resigned from the Board effective July 27, 2011.

(5)	Represents the annual board fee of $50,000, $30,000 attendance fee, $10,000 for serving on the Audit Committee, $15,000 for serving as the Chair of the Compensation Committee, the pro rata amount of the annual fee of $10,000 (through May 18, 2011) and the pro rata amount of the annual fee of £20,000 (commencing May 18, 2011) for serving as director of Aspen U.K. and £25,000 for serving as director of AMAL. Mr. Bucknall holds 19,002 ordinary shares, which includes the RSUs granted on February 9, 2011 that have vested and are issued.

(6)	Represents the annual board fee of $50,000, $30,000 attendance fee, $30,000 fee for serving as the Audit Committee Chairman, the pro rata amount of the annual fee of $10,000 (through May 18, 2011) and the pro rata amount of the annual fee of £20,000 (commencing May 18, 2011) for serving on the Board of Aspen U.K. and $25,000 for serving as the Chair of the Audit Committee of Aspen U.K. Mr. Cormack holds 16,017 ordinary shares, which includes the RSUs granted on February 9, 2011 which have vested and are issued. Mr. Cormack holds a total of 45,175 vested options as at December 31, 2011.

(7)	Represents the annual board fee of $50,000, $30,000 attendance fee, $10,000 for serving as a member of the Audit Committee, $15,000 for serving as the Chair of the Risk Committee, the pro rata amount of the annual fee of $10,000 (through May 18, 2011) and the pro rata amount of the annual fee of £20,000 (commencing May 18, 2011) for serving on the Board of Aspen U.K. and £30,000 for serving as the Chair of AMAL. Eighty percent of the total compensation is paid to The Black Diamond Group LLC, of which Ms. Hutter is the Chief Executive Officer. Ms. Hutter holds a total of 85,925 vested options as at December 31, 2011. Ms. Hutter (including the awards held by The Black Diamond Group) holds 18,189 ordinary shares, which includes the RSUs granted on February 9, 2011 that have vested and are issued.
(8)	Represents Mr. Jones’ annual fee of £200,000. Mr. Jones holds 55,281 ordinary shares. Mr. Jones also holds a total of 2,012 vested options as at December 31, 2011.
(9)	Represents the pro rata amount of the annual board fee of $50,000, $5,000 attendance fee, the pro rata amount of the annual fee of $10,000 for serving as a member of the Audit Committee and a payment of $16,666 made in lieu of RSUs on resignation. Mr. Kelso holds 12,503 ordinary shares. Mr. Kelso resigned from the Board effective April 28, 2011.
(10)	Represents the annual board fee of $50,000, $30,000 attendance fee, $10,000 for serving as a member of the Audit Committee, $10,000 for acting as Chair of the Corporate Governance and Nominating Committee and $30,000 for serving on the Board of Aspen Bermuda. Mr. O’Flinn holds 10,089 ordinary shares, which includes the RSUs granted on February 9, 2011 that have vested and are issued.
(11)	Represents the annual board fee of $50,000, $30,000 attendance fee and $10,000 for serving as a member of the Audit Committee. Mr. Beer holds 3,344 ordinary shares which represent the RSUs granted on February 9, 2011 that have vested and are issued.
(12)	Mr. Pressman was appointed to the Board effective November 17, 2011. As a result, Mr. Pressman was paid the pro rata amount of the annual board fee of $50,000.

Summary of Non-Employee Director Compensation

Annual Fees.  The compensation of non-executive directors is benchmarked against peer companies and companies listed on the FTSE 250, taking into account complexity, time commitment and committee duties. Effective February 6, 2008, the annual director fee has been $50,000, plus a fee of $5,000 for each board meeting (or single group of board and/or committee meetings) attended by the director. Directors who are not employees of the Company, other than the Chairman, are entitled to an annual grant of $50,000 in RSUs. In 2010, the Board approved an increase in the value of the annual grant to directors to $100,000. The Chairman is entitled to an annual grant of not less than $200,000 in RSUs.

For 2011, the Board approved an increase in fees for Committee Chairs as follows:

•	Audit Committee Chair — increase from $25,000 to $30,000

•	Compensation Committee Chair — increase from $5,000 to $15,000

•	Risk Committee Chair — increase from $5,000 to $15,000

•	Corporate Governance and Nominating Committee Chair — increase from $5,000 to $10,000

•	Investment Committee Chair — increase from $5,000 to $10,000

Other members of the Audit Committee also receive an additional $10,000 per annum for service on that Committee. In addition, members of the Board who are also members of the Board of Directors of Aspen U.K., other than our group Chairman, received an annual fee of $10,000 through May 18, 2011. Effective May 18, 2011, the annual fee for members of the Board was changed to £20,000 per annum (Messrs. Bucknall and Cormack and Ms. Hutter). Mr. Cormack also receives an additional $25,000 for serving as the Chairman of the Audit Committee of Aspen U.K. Ms. Hutter also receives £30,000 for serving as the Chair of AMAL and Mr. Bucknall receives £25,000 for serving as a director of AMAL. Mr. O’Flinn receives $30,000 for serving on the Board of Aspen Bermuda. Effective 2012, Mr. Cavoores will also receive an annual fee of $30,000 for providing additional support to our U.S. insurance operations.

Mr. Jones, our Chairman, received an annual fee of £200,000 for 2011. Effective in 2010, the Board changed the compensation terms for our Chairman; he is no longer eligible for consideration for an annual bonus and was granted a greater amount of RSUs, an increase from $200,000 to $500,000. The Board retained its right to vary the yearly grant of RSUs to the Chairman depending on market conditions, time commitment and performance of the Company. The Chairman is entitled to an annual grant of not less than $200,000 in RSUs. The Board approved the same compensation amounts for 2012. Mr. Jones also serves as Chairman of Aspen U.K. and is a member of Aspen U.K.’s audit committee, for which he receives no additional fees.

Non-Employee Directors Stock Option Plan.  At our annual general meeting of shareholders held on May 25, 2006, our shareholders approved the 2006 Stock Option Plan for non-employee directors of the Company (“2006 Stock Option Plan”) under which a total of 400,000 ordinary shares may be issued in relation to options granted under the 2006 Stock Option Plan. At our annual general meeting on May 2, 2007, the 2006 Stock Option Plan was amended and renamed the 2006 Stock Incentive Plan for Non-Employee Directors (the “Amended 2006 Stock Option Plan”) to allow the issuance of RSUs.

Following the annual general meeting of our shareholders, on May 25, 2006, the Board approved the grant of 4,435 options under the 2006 Stock Option Plan for each of the non-employee directors at the time. Eighty percent of the options granted to Ms. Hutter were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Messrs. Cavoores and Jones were not members of the Board at the time of grant and therefore did not receive any options until following their appointment. The exercise price is $21.96, the average of the high and low prices of the Company’s ordinary shares on the date of grant (May 25, 2006). Each of Messrs. Jones and Cavoores were granted 2,012 options on July 30, 2007, representing a pro rated amount of the options granted to the directors in 2006, as they joined the Board on October 30, 2006 and did not receive options in such year. The options vested on the third anniversary of the grant date.

Following the annual general meeting on May 2, 2007, the Board approved the grant of 1,845 RSUs under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the RSUs was May 4, 2007 (being the day on which our close period ended following the release of our earnings). With respect to Ms. Hutter, 80% of the RSUs were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. In addition, Mr. Ahamed was granted 847 RSUs on February 8, 2008, representing a pro rated amount of the RSUs granted to the directors in 2007, as he joined the Board on October 31, 2007 and did not receive any RSUs in such year. Subject to the director remaining on the Board, one-twelfth (1/12) of the RSUs vested on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the grant date. The shares under the RSUs were paid out on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director would receive the shares under the RSUs that had vested through the date the director leaves the Board. Subject to the terms of the award, all RSUs granted in 2007 have vested and were issued. In connection with Mr. Jones’ appointment as our Chairman, he was granted 7,380 ordinary shares with a grant date of May 4, 2007, one-third of which vested annually over a three-year period from the date of grant and are now fully vested and issued.

On April 30, 2008, the Board approved the grant of 1,913 RSUs under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the RSUs was May 2, 2008 (being the day on which our close period ended following the release of our earnings). With respect to Ms. Hutter, 80% of the RSUs were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the RSUs vested on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director would receive the shares under the RSUs that have vested through the date the director leaves the Board. Subject to the terms of the award, all RSUs granted in 2007 have vested and were issued. Mr. Jones was granted 7,651 ordinary shares with a grant date of May 2, 2008, one-third of which vested annually over a three-year period from the date of grant and are now vested and issued.

On April 29, 2009, the Board approved the grant of 3,165 RSUs under the Amended 2006 Stock Option Plan for each of our non-employee directors at the time, other than Mr. Jones, our Chairman. The date of grant of the RSUs was May 1, 2009 (being the day on which our close period ended following the release of our earnings). With respect to Ms. Hutter, 80% of the RSUs were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the RSUs vested on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the grant date. All RSUs which vested as of December 31, 2009 were issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause” (as defined in the award agreement), then the director would receive the shares under the RSUs that have vested through the date the director leaves the Board. Mr. Jones was granted 8,439 ordinary shares with a grant date of May 1, 2009, one-third of which vests annually over a three-year period from the date of grant. Two-thirds of the grant is vested and issued.

On February 9, 2010, the Board approved the grant of 3,580 RSUs under the Amended 2006 Stock Option Plan to each of our non-employee directors, other than Mr. Jones, our Chairman. The Board increased the size of the grant from $75,000 to $100,000 for each non-executive director. The Board also approved a grant of 17,902 for Mr. Jones, our Chairman, in which they increased the size of the annual grant from $200,000 to $500,000. The Board also approved a change in the vesting schedule regarding Mr. Jones’ grant to be consistent with the vesting schedule of the grants awarded to the other non-executive directors, in which one-twelfth of the grant will vest on each one month anniversary of the date of grant. The date of grant of the RSUs was February 11, 2010 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the RSUs were issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the RSUs vested on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the grant date.

On February 4, 2011, the Board approved the grant of 3,344 ($100,000) RSUs under the Amended 2006 Stock Option Plan to each of our non-employee directors, other than Mr. Jones, our Chairman. The Board also approved a grant of 16,722 for Mr. Jones, our Chairman, representing a grant of $500,000 per year. The date of grant of the RSUs is February 9, 2011 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the RSUs will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the RSUs will vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the grant date. The shares under the RSUs will be paid out on the first anniversary of the grant date, however, all RSUs which vest as of December 31, 2011 will be issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause”, then the director will receive the shares under the RSUs that have vested through the date the director leaves the Board.

On February 2, 2012, the Board approved the grant of 3,541 ($100,000) RSUs under the Amended 2006 Stock Option Plan to each of our non-employee directors, other than Mr. Jones, our Chairman and Mr. Pressman. The Board also approved a grant of 17,705 RSUs for Mr. Jones, our Chairman, representing a grant of $500,000 per year. The Board approved a grant of 4,284 RSUs for Mr. Pressman, representing a grant value of $121,000 to take into account his appointment since November 17, 2011 for which he had not received any RSUs. The date of grant of the RSUs is February 8, 2012 (being the day on which our close period ends following the release of our earnings). With respect to Ms. Hutter, 80% of the RSUs will be issued to The Black Diamond Group LLC, of which she is the Chief Executive Officer. Subject to the director remaining on the Board, one-twelfth (1/12) of the RSUs will vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the grant date. The shares under the RSUs will be paid out on the first anniversary of the grant date, however, all RSUs which vest as of December 31, 2012 will be issued as soon as practicable after year-end, with the remainder being issued on the first anniversary of the grant date. If a director leaves the Board for any reason other than “Cause”, then the director will receive the shares under the RSUs that have vested through the date the director leaves the Board.

Compensation Policies and Risk

Our compensation program, which applies to all employees including executive officers, is designed to provide competitive levels of reward that are responsive to group and individual performance, but that do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company.

In reaching our conclusion that our compensation practices do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company, we examined the various elements of our compensation programs and policies as well as (i) the potential risks that management and or individual underwriters can take to increase the Company’s results or the underwriting results of a particular line of business and (ii) risk mitigation controls. We believe that the most important mitigating factor for these risks is our risk culture, which is characterized by a top-down commitment to a disciplined process for the identification, measurement, management and reporting of risks. For example, as a company which provides catastrophe cover, one of the risks we face is having excessive natural catastrophe exposure, which if not managed would create a high ROE in a low catastrophe year and capital impairment in a year where excess catastrophe occurs. We manage this risk by having natural catastrophe tolerances approved by our Board as part of our annual business plan. Adherence to these limits is independently monitored and reported monthly by the Chief Risk Officer to management with any breaches of set tolerances being reported to the Risk Committee. Another example of risk mitigation controls relates to reserve adequacy. We manage this risk by restricting any proposals for reserve releases to the actuarial reserving team, who are independent of underwriting, which proposals are then considered and, if deemed appropriate, are recommended by the Reserve Committee. All reserve releases are subject to a quarterly review by the Audit Committee who may scrutinize and challenge these decisions. Finally, the Reserve Committee undergoes an independent actuarial annual audit. We also note that in making bonus determinations, our CEO takes into consideration risk data in addition to performance data. The risk data available to the CEO includes internal audit reviews, underwriting reviews and reports of compliance breaches. Therefore, if there is evidence of material breaches of our risk controls which has exposed us to excessive risks, it is likely that such individual would be adversely impacted in his or her compensation.

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
Albert Beer
Ian Cormack
Ronald Pressman

February 28, 2012

Audit Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

This report is furnished by the Audit Committee of the board of directors with respect to the Company’s financial statements for the year ended December 31, 2011. The Audit Committee held four meetings in 2011.

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

In performing its oversight role in connection with the audit of the Company’s financial statements for the year ended December 31, 2011, the Audit Committee has: (1) reviewed and discussed the audited financial statements with management; (2) reviewed and discussed with the independent registered public accounting firm the matters required by Statement of Auditing Standards No. 61, as amended; and (3) received the written disclosures and the letter from the independent registered public accounting firm and reviewed and discussed with the independent registered public accounting firm the matters required by the Public Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence. Based on these reviews and discussions, the Audit Committee has determined its independent registered public accounting firm to be independent and has recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the United States Securities and Exchange Commission (“SEC”) and for presentation to the shareholders at the 2012 Annual General Meeting.

Audit Committee
Ian Cormack (Chair)
Albert Beer
Richard Bucknall
Heidi Hutter
Peter O’Flinn

February 28, 2012

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP

The following table sets forth information as of February 15, 2012 (including, in this table only, options that would be exercisable by April 15, 2012) regarding beneficial ownership of ordinary shares and the applicable voting rights attached to such share ownership in accordance with our bye-laws by:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

As of February 15, 2012, 70,767,002 ordinary shares were outstanding.

	Number of	Percentage of
	Ordinary	Ordinary Shares
Name and Address of Beneficial Owner(1)	Shares(2)	Outstanding(2)

BlackRock, Inc.(3)	5,401,646	7.63%
40 East 52nd Street New York, NY 10022 U.S.A.
Greenlight Capital(4)	4,493,349	6.35%
140 East 45th Street, 24th Floor New York, NY 10017 U.S.A.
Royce & Associates LLC(5)	3,571,332	5.05%
745 Fifth Avenue New York, NY 10151 U.S.A.
Norges Bank (Central Bank of Norway)(6)	3,520,716	4.98%
Bankplassen 2, P.O. Box 1179 Sentrum NO 0107, Oslo, Norway
Glyn Jones(7)	57,293	*
Christopher O’Kane(8)	1,356,572	1.88%
Richard Houghton(9)	70,284	*
Julian Cusack(10)	292,889	*
Mario Vitale(11)	28,298	*
John Cavoores(12)	11,521	*
Rupert Villers(13)	31,251	*
Liaquat Ahamed(14)	12,849	*
Richard Bucknall(15)	19,002	*
Ian Cormack(16)	61,192	*
Heidi Hutter(17)	104,114	*
Peter O’Flinn(18)	10,089	*
Albert Beer(19)	3,344	*
Ronald Pressman	—	*
All directors and executive officers as a group (21 persons)	2,692,907	3.68%

*	Less than 1%

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance Holdings Limited, 141 Front Street, Hamilton HM 19, Bermuda.

(2)	Represents the outstanding ordinary shares as at February 15, 2012, except for unaffiliated shareholders, whose information is disclosed as of the dates of their Schedule 13G noted in their respective footnotes. With respect to the directors and officers, includes ordinary shares that may be acquired within 60 days of February 15, 2012 upon (i) the exercise of vested options and (ii) awards issuable for ordinary shares, in each case, held only by such person. The percentage of ordinary shares outstanding reflects the amount outstanding as at February 15, 2012. However, the beneficial ownership for non-affiliates is as of the earlier dates referenced in their respective notes below. Accordingly, the percentage ownership may have changed following such Schedule 13G filings.

Our bye-laws generally provide for voting adjustments in certain circumstances.

(3)	As filed with the SEC on Schedule 13G on February 13, 2012 by BlackRock, Inc.

(4)	Based upon information contained in the Scheduled 13G filed on February 14, 2012 by (i) Greenlight Capital, L.L.C.; (ii) Greenlight Capital, Inc.; (iii) DME Management GP, LLC; (iv) DME Advisors, LP; (v) DME Capital Management, LP (“DME CM”); (vi) DME Advisors GP, LLC; and (vii) David Einhorn (collectively, the “Greenlight Entities”). This number consists of: (a) an aggregate of 1,496,864 shares of common stock held for the accounts of Greenlight Fund and Greenlight Qualified; (b) 1,830,508 shares of common stock held for the account of Greenlight Offshore; (c) 326,869 shares of common stock held for the account of Greenlight Gold; (d) 171,930 shares of common stock held for the account Greenlight Gold Offshore; and (e) 667,178 shares of common stock held by the Managed Account. Greenlight LLC is the general partner for Greenlight Fund and Greenlight Qualified. DME CM acts as investment manager for Greenlight Gold Offshore. DME GP is the general partner of DME Advisors and DME CM. The prinicipal business office of each of the Greenlight Entities is 140 East 45th Street, 24th Floor, New York, New York 10017. Pursuant to Rule 13d-4, each of the Greenlight Entities disclaims all such beneficial ownership except to the extent of their pecuniary interest in any shares of common stock, if applicable.

(5)	As filed with the SEC on Schedule 13G by Royce & Associates LLC on January 24, 2012.

(6)	As filed with the SEC on Schedule 13G by Norges Bank on July 5, 2011.

(7)	Represents 55,281 ordinary shares and 2,012 vested options.

(8)	Includes 72,910 ordinary shares, 1,179,140 ordinary shares issuable upon exercise of vested options, and 104,522 performance shares that vest upon filing of this report and are issuable, held by Mr. O’Kane.

(9)	Represents 16,131 ordinary shares, 12,158 ordinary shares issuable upon exercise of vested options, and 34,840 2009 performance shares and 7,155 2010 performance shares that vest upon filing of this report and are issuable, held by Mr. Houghton and his wife.

(10)	Represents 14,962 ordinary shares, 225,666 ordinary shares issuable upon exercise of vested options, and 52,261 performance shares that vest upon this filing and are issuable, held by Mr. Cusack.

(11)	Represents 28,298 RSUs, held by Mr. Vitale.

(12)	Represents 9,509 ordinary shares and 2,012 ordinary shares issuable upon exercise of vested options, held by Mr. Cavoores.

(13)	Represents 10,347 ordinary shares and 20,904 performance shares that vest upon filing of this report and are issuable, held by Mr. Villers.

(14)	Represents 12,849 ordinary shares held by Mr. Ahamed.

(15)	Represents 19,002 ordinary shares held by Mr. Bucknall.

(16)	Represents 16,017 ordinary shares and 45,175 ordinary shares issuable upon exercise of vested options held by Mr. Cormack.

(17)	Ms. Hutter, one of our directors, is the beneficial owner of 3,640 ordinary shares. As Chief Executive Officer of The Black Diamond Group, LLC, Ms. Hutter has shared voting and investment power over the 14,549 ordinary shares beneficially owned by The Black Diamond Group, LLC The business address of Ms. Hutter is c/o Black Diamond Group, 515 Congress Avenue, Suite 2220, Austin, Texas 78701. Ms. Hutter also holds vested options exercisable for 85,925 ordinary shares.

(18)	Represents 10,089 ordinary shares held by Mr. O’Flinn.

(19)	Represents 3,344 ordinary shares held by Mr. Beer.

The table below includes securities to be issued upon exercise of options granted pursuant to the Company’s 2003 Share Incentive Plan and the Amended 2006 Stock Option Plan as of December 31, 2011. The 2003 Share Incentive Plan, as amended, and the 2006 Stock Option Plan were approved by shareholders at our annual general meetings.

	A	B	C
Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise of Price of	Equity Compensation
	Be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights(1)	Column A)

Equity compensation plans approved by security holders	4,876,125	$10.14	1,797,677
Equity compensation plans not approved by security holders	—	—	—
Total	4,876,125	$10.14	1,797,677

(1)	The weighted average exercise price calculation includes option exercise prices between $16.20 and $27.52 plus outstanding RSUs and performance shares which have a $Nil exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

On January 22, 2010, we entered into a sale and purchase agreement to purchase APJ Continuation Limited (“APJ”) and its subsidiaries for an aggregate consideration of $4.8 million. The business writes a specialist book of K&R insurance which would complement our existing political and financial risk line of business. Mr. Villers, one of our executive officers, is a director of APJ and was a 30% shareholder of APJ.

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

The Board reviews various transactions, relationships and arrangements of individual directors in determining whether they are independent. The Board considered Mr. Ahamed’s position as advisor to the Rock Creek Group and as director of the Rohatyn Group. With respect to Mr. Beer, the Board considered his position as chair of the Actuarial Standards Board and as vice-chair, and chair of the compensation committee, of United Educators Insurance Company. With respect to Mr. Bucknall, the Board considered his position as non-executive director of Tokio Marine Europe Insurance Limited, as well as his roles within the XIS Group. With respect to Mr. Cormack, the Board considered his position as non-executive director of Phoenix Group Holdings Ltd. (formerly Pearl Group Ltd.), Phoenix Life Holdings Ltd, Qatar Financial Centre Authority, Bloomsbury Publishing Plc and National Angels Ltd. The Board also considered Mr. Cormack’s positions as chair of Entertaining Finance Ltd. and Maven Income and Growth VCT 4 plc, and his position as deputy chair of Qatar Insurance Services Ltd. With respect to Ms. Hutter, the Board considered her position as non-executive director of AmeriLife Group, LLC and United Prosperity Life Insurance Company. The Board also considered Ms. Hutter’s position as chief executive officer of Black Diamond Group, LLC. With regards to Mr. O’Flinn, the Board considered his role as non-executive director of Sun Life Insurance and Annuity Company and Euler ACI Holdings, Inc. In addition, the Board considered Mr. Pressman’s role as Chief Operating Officer of TIAA-CREF.

The Board has made the determination that Messrs. Ahamed, Beer, Bucknall, Cormack, O’Flinn, and Pressman and Ms. Hutter are independent and have no material relationships with the Company.

The Board has determined that the Audit Committee is comprised entirely of independent directors, in accordance with the NYSE Corporate Governance Standards. The NYSE Corporate Governance Standards require that all members of compensation committees and nominating and corporate governance committees be independent. As of the date of this report, all members of the Compensation Committee and all members of the Corporate Governance and Nominating Committee are independent.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2011 and 2010 by KPMG, the Company’s principal accounting firm.

	Twelve Months Ended	Twelve Months Ended
	December 31, 2011	December 31, 2010
	($ in millions)

Audit Fees(a)	$2.4	$2.5
Audit-Related Fees(b)	0.4	0.2
Tax Fees(c)	—	0.2
All Other Fees(d)	—	—

Total Fees	$2.8	$2.9

(a)	Audit fees related to the audit of the Company’s financial statements for the twelve months ended December 31, 2011 and 2010, the review of the financial statements included in our quarterly reports on Form 10-Q during 2011 and 2010 and for services that are normally provided by KPMG in connection with statutory and regulatory filings for the relevant fiscal years.

(b)	Audit-related fees are fees related to assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above).

(c)	Tax fees are fees related to tax compliance, tax advice and tax planning services.

(d)	All other fees relate to fees billed to the Company by KPMG for all other non-audit services rendered to the Company.

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

3. Exhibits:

Exhibit
Number	Description

3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
3.2	Amendments to the Memorandum of Association (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 4, 2009)
3.3	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)
4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))
4.5	Second Supplemental Indenture, dated December 10, 2010, to the Base Indenture, dated as of August 16, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2010).
4.6	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.7	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.8	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.9	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)
4.10	Form of Certificate of Designations of the Company’s Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

Exhibit
Number	Description

4.11	Specimen Certificate for the Company’s Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
4.12	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)
10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))
10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*
10.4	Amended and Restated Service Agreement between Rupert Villers and Aspen Insurance UK Services Limited dated January 1, 2011, filed with this report*
10.5	Employment Agreement dated October 27, 2010 between John Cavoores and Aspen Insurance U.S. Services Inc., filed with this report*
10.6	Employment Agreement dated February 25, 2011 between Mario Vitale and Aspen Insurance U.S. Services Inc., filed with this report*
10.7	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated April 19, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed May 9, 2007)*
10.8	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated May 6, 2010 (incorporated herein by reference to exhibit 1021 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed May 7, 2010)*
10.9	Service Agreement dated April 3, 2007 among Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2007)*
10.10	Amendment to Richard David Houghton’s Service Agreement, dated May 13, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.11	Letter to Richard David Houghton dated April 3, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007)*
10.12	Richard David Houghton’s Restricted Share Unit Award Agreement, as amended, effective October 27, 2009 , (incorporated herein by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.13	Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*
10.14	Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.15	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.16	Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*

Exhibit
Number	Description

10.17	Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.18	Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*
10.19	Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed May 7, 2010)*
10.20	Form of Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders (incorporated herein by reference to exhibit 4.11 to the Company’s 2005 Registration Statement on Form F-3 (Registration No. 333-122571))*
10.21	Form of First Amendment to Shareholders’ Agreement between the Company and certain employee and/or director shareholders and/or optionholders, dated as of May 4, 2007 (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*
10.22	Form of Option Agreement relating to initial option grants under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.23	Form of Option Agreement relating to options granted in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.22 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.24	Form of Performance Share Award Agreement relating to grants in 2004 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.25	Form of Option Agreement relating to options granted in 2005 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.26	Form of Performance Share Award Agreement relating to grants in 2005 under the Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*
10.27	Form of letter amendment to the Option Agreements relating to options granted in 2004 and 2005 and Performance Share Award Agreements relating to grants in 2004 and 2005 to certain Bermudian employees (incorporated herein by reference to exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2005, filed on November 9, 2005)*
10.28	Form of Option Agreement relating to options granted in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.24 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.29	Form of Performance Share Award Agreement relating to grants in 2006 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.25 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*
10.30	Amendment to Form of 2006 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.31	Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*

Exhibit
Number	Description

10.32	Amendment to the Form of Option Agreement relating to options granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.33	Form of Performance Share Award relating to performance shares granted in 2007 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2007, filed August 7, 2007)*
10.34	Amendment to Form of 2007 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.35	Form of 2008 Performance Share Agreement (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.36	Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*
10.37	Form of 2009 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2009, filed August 4, 2009)*
10.38	Form of 2010 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed May 7, 2010)*
10.39	Form of 2011 Performance Share Award Agreement, dated February 9, 2011, filed with this report*
10.40	Performance Share Award Agreement, dated February 9, 2011, between John Cavoores and Aspen Insurance Holdings Limited, filed with this report*
10.41	Performance Share Award Agreement, dated February 9, 2011, between Rupert Villers and Aspen Insurance Holdings Limited, filed with this report*
10.42	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed May 26, 2006)*
10.43	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*
10.44	Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed August 6, 2008)*
10.45	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)*
10.46	Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.47	Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated herein by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed November 10, 2008)*
10.48	Master Confirmation, dated as of November 10, 2010, between the Company and Barclays Bank plc relating to the accelerated share purchase program, (incorporated herein by reference to Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011)

Exhibit
Number	Description

10.49	Supplemental Confirmation, dated as of November 10, 2010, between the Company and Barclays Bank plc relating to the accelerated share purchase program, (incorporated herein by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed February 25, 2011)**
10.50	Credit Agreement dated as of July 30, 2010, among Aspen Insurance Holdings Limited, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010)
10.51	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.52	Insurance Letters of Credit — Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.53	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.54	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.55	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.56	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed October 13, 2006)
10.57	Amendment to Committed Letter of Credit Facility dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
10.58	Amendment to Pledge Agreement dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 4, 2008)
10.59	Letter of Credit between Aspen Insurance Limited and Citibank Europe plc dated April 29, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)
10.60	Letter of Credit between Aspen Insurance Limited and Citibank Europe plc, dated August 12, 2011 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)
10.61	Amendment to Pledge Agreement between Aspen Insurance Limited and Citibank Europe plc dated August 12, 2011 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)
10.62	$200,000,000 Facility Agreement between Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank plc dated October 6, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)
10.63	First Amendment Agreement to Multicurrency Letter of Credit Facility dated February 28, 2011 among Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011).
10.64	Supplemental Confirmation, dated as of January 5, 2010, between the Company and Goldman, Sachs & Co. relating to a collared accelerated stock buyback (incorporated herein by reference to exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)**

Exhibit
Number		Description

10.65		Compromise Agreement, dated February 22, 2012 between Richard David Houghton and Aspen Insurance UK Services Limited, filed with this report*
21.1		Subsidiaries of the Company, filed with this report
23.1		Consent of KPMG Audit Plc, filed with this report
24.1		Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)
31.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
31.2		Officer Certification of Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report
32.1		Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Richard Houghton, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report
101	.INS	XBRL Instance Document submitted with this report
101	.SCH	XBRL Taxonomy Extension Schema Document submitted with this report
101	.CAL	XBRL Taxonomy Calculation Linkbase Document submitted with this report
101	.PRE	XBRL Taxonomy Presentation Linkbase Document submitted with this report

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.

EXCHANGE RATE INFORMATION

Unless this report provides a different rate, the translations of British Pounds into U.S. Dollars have been made at the rate of £1 to $1.5543, which was the closing exchange rate on December 31, 2011 for the British Pound/U.S. Dollar exchange rate as displayed on Reuters. Using this rate does not mean that British Pound amounts actually represent those U.S. Dollars amounts or could be converted into U.S. Dollars at that rate.

The following table sets forth the history of the exchange rates of one British Pound to U.S. Dollars for the periods indicated.

BRITISH POUND/U.S. DOLLAR EXCHANGE RATE HISTORY(1)

	Last(2)	High	Low	Average(3)

Month Ended January 31, 2012	1.5760	1.5760	1.5318	1.5524
Month Ended December 31, 2011	1.5543	1.5710	1.5516	1.5589
Month Ended November 30, 2011	1.5704	1.6089	1.5439	1.5800
Month Ended October 31, 2011	1.6087	1.6130	1.5432	1.5773
Month Ended September 30, 2011	1.5584	1.6217	1.5343	1.5773
Month Ended August 31, 2011	1.6250	1.6543	1.6134	1.6359
Year Ended December 31, 2011	1.5543	1.6707	1.5343	1.6041
Year Ended December 31, 2010	1.5612	1.6362	1.4334	1.5458
Year Ended December 31, 2009	1.6170	1.6989	1.3753	1.5670
Year Ended December 31, 2008	1.4593	2.0335	1.4392	1.8524
Year Ended December 31, 2007	1.9849	2.1074	1.9205	2.0019
Year Ended December 31, 2006	1.9589	1.9815	1.7199	1.8436
Year Ended December 31, 2005	1.7230	1.9291	1.7142	1.8196
Year Ended December 31, 2004	1.9183	1.9467	1.7663	1.8323
Year Ended December 31, 2003	1.7902	1.7902	1.5500	1.6450
Year Ended December 31, 2002	1.6099	1.6099	1.4088	1.5033

(1)	Data obtained from Bloomberg LP.

(2)	“Last” is the closing exchange rate on the last business day of each of the periods indicated.

(3)	“Average” for the monthly exchange rates is the average of the daily closing exchange rates during the periods indicated. “Average” for the year ended periods is also calculated using daily closing exchange rate during those periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

By:	/s/ Christopher O’Kane
Name:   Christopher O’Kane
Title:     Chief Executive Officer

Date: February 28, 2012

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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 28th day of February, 2012.

Signature	Title

/s/ Glyn Jones Glyn Jones	Chairman and Director

/s/ Christopher O’Kane Christopher O’Kane	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard Houghton Richard Houghton	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Albert Beer Albert Beer	Director

/s/ Liaquat Ahamed Liaquat Ahamed	Director

Signature	Title

/s/ Richard Bucknall Richard Bucknall	Director

/s/ John Cavoores John Cavoores	Director

/s/ Ian Cormack Ian Cormack	Director

/s/ Julian Cusack Julian Cusack	Director

/s/ Heidi Hutter Heidi Hutter	Director

/s/ Peter O’Flinn Peter O’Flinn	Director

/s/ Ronald Pressman Ronald Pressman	Director

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2011.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In addition we have audited the financial statement schedules on pages S-2 to S-8. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, on the financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc
KPMG Audit Plc

London, United Kingdom
February 28, 2012

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Twelve Months Ended December 31, 2011, 2010 and 2009
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2011	2010	2009

Revenues
Net earned premium	$1,888.5	$1,898.9	$1,823.0
Net investment income	225.6	232.0	248.5
Net realized and unrealized investment gains	30.3	50.6	11.4
Change in fair value of derivatives	(59.9)	(0.2)	(8.0)
Other (expense)/income	(6.8)	9.1	8.0

Total Revenues	2,077.7	2,190.4	2,082.9

Expenses
Losses and loss adjustment expenses	1,556.0	1,248.7	948.1
Policy acquisition expenses	347.0	328.5	334.1
General, administrative and corporate expenses	280.2	258.6	252.4
Interest on long-term debt	30.8	16.5	15.6
Net realized and unrealized foreign exchange gains/(losses)	6.7	(2.2)	(2.0)

Total Expenses	2,220.7	1,850.1	1,548.2

(Loss)/Income from operations before income tax	(143.0)	340.3	534.7
Income tax credit/(expense)	37.2	(27.6)	(60.8)

Net (Loss)/Income	$(105.8)	$312.7	$473.9

Per share data
Weighted average number of ordinary share & share equivalents
Basic	70,665,166	76,342,632	82,698,325
Diluted	70,665,166	80,014,738	85,327,212
Basic (loss)/earnings per ordinary share adjusted for preference share dividends	$(1.82)	$3.80	$5.82

Diluted (loss)/earnings per ordinary share adjusted for preference share dividends	$(1.82)	$3.62	$5.64

(1)	The basic and diluted number of ordinary shares for the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2011 and 2010
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2011	2010

ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,099.7 and $5,120.8)	$5,425.8	$5,360.4
Fixed income maturities, trading at fair value (amortized cost — $380.4 and $388.8)	394.4	406.2
Other investments, equity method	33.1	30.0
Equity securities, available for sale at fair value (cost— $169.8 and $Nil)	179.5	—
Short-term investments, available for sale at fair value (amortized cost — $298.2 and $286.1)	298.2	286.0
Short-term investments, trading at fair value (amortized cost — $4.1 and $3.7)	4.1	3.7

Total investments	6,335.1	6,086.3
Cash and cash equivalents	1,239.1	1,179.1
Reinsurance recoverable
Unpaid losses	426.6	279.9
Ceded unearned premiums	87.8	62.4
Receivables
Underwriting premiums	894.4	821.7
Other	69.7	67.9
Funds withheld	90.7	83.3
Deferred policy acquisition costs	200.5	166.8
Derivatives at fair value	1.3	6.8
Receivable for securities sold	1.1	0.2
Office properties and equipment	53.9	34.8
Tax recoverable	19.5	—
Other assets	36.8	21.9
Intangible assets	20.0	21.0

Total assets	$9,476.5	$8,832.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS
As at December 31, 2011 and 2010
($ in millions, except share and per share amounts)

	December 31,	December 31,
	2011	2010

LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,525.2	$3,820.5
Unearned premiums	916.1	859.0

Total insurance reserves	5,441.3	4,679.5
Payables
Reinsurance premiums	155.8	113.7
Deferred taxation	18.5	49.1
Current taxation	—	11.1
Accrued expenses and other payables	187.8	238.0
Liabilities under derivative contracts	2.1	—

Total payables	364.2	411.9
Long-term debt	499.0	498.8

Total liabilities	$6,304.5	$5,590.2

Commitments and contingent liabilities (see Note 18)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,655,698 shares of 0.15144558¢ each (2010 — 70,508,013 )	0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2010 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2010 — 5,327,500)	—	—
Non-controlling interest	0.4	0.5
Additional paid-in capital	1,385.0	1,388.3
Retained earnings	1,357.6	1,528.7
Accumulated other comprehensive income	428.9	324.3

Total shareholders’ equity	3,172.0	3,241.9

Total liabilities and shareholders’ equity	$9,476.5	$8,832.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2011, 2010 and 2009
($ in millions)

	Twelve Months Ended December 31,
	2011	2010	2009

Ordinary shares
Beginning and end of the year	$0.1	$0.1	$0.1

Preference shares
Beginning and end of the year	—	—	—

Non-controlling interest
Beginning of the year	0.5	—	—
Introductory capital	—	0.8	—
Share of net (loss) for the year	(0.1)	(0.3)	—
Dividend paid to non-controlling interest	(0.1)	—	—

End of the year	0.3	0.5	—

Additional paid-in capital
Beginning of the year	1,388.3	1,763.0	1,754.8
New ordinary shares issued	0.8	20.3	25.1
Ordinary shares repurchased and cancelled	(8.1)	(407.8)	—
Preference shares repurchased and cancelled	—	—	(34.1)
Share-based compensation	4.0	12.8	17.2

End of the year	1,385.0	1,388.3	1,763.0

Retained earnings
Beginning of the year	1,528.7	1,285.0	884.7
Net (loss)/income for the year	(105.8)	312.7	473.9
Dividends on ordinary shares	(42.5)	(46.5)	(49.8)
Dividends on preference shares	(22.8)	(22.8)	(23.8)
Share of net loss due to non-controlling interest	0.1	0.3	—

End of the year	1,357.7	1,528.7	1,285.0

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	113.4	103.4	87.6
Change for the year, net of income tax	10.8	10.0	15.8

End of the year	124.2	113.4	103.4

Loss on derivatives, net of taxes:
Beginning of the year	(1.0)	(1.2)	(1.4)
Reclassification to interest payable	0.3	0.2	0.2

End of the year	(0.7)	(1.0)	(1.2)

Unrealized appreciation on investments, net of taxes:
Beginning of the year	211.9	155.1	53.3
Change for the year, net of taxes	93.5	56.8	101.8

End of the year	305.4	211.9	155.1

Total accumulated other comprehensive income, net of taxes	428.9	324.3	257.3

Total shareholders’ equity	$3,172.0	$3,241.9	$3,305.4

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2011, 2010 and 2009
($ in millions)

	Twelve Months Ended December 31,
	2011	2010	2009

Net (loss)/income	$(105.8)	$312.7	$473.9

Other comprehensive income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains)/losses on investments included in net income	(16.6)	(21.0)	3.8
Change in net unrealized gains on available for sale securities held	110.1	77.8	98.0
Amortization of loss on derivative contract	0.3	0.2	0.2
Change in foreign currency translation adjustment	10.8	10.0	15.8

Other comprehensive income	104.6	67.0	117.8

Comprehensive (loss)/income	$(1.2)	$379.7	$591.7

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2011, 2010 and 2009
($ in millions)

	Twelve Months Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net (loss)/income	$(105.8)	$312.7	$473.9
Income/(loss) due to non-controlling interest	0.1	(0.3)	—
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28.1	21.4	10.5
Share-based compensation	4.0	12.8	17.2
Net realized and unrealized investment (gains)	(30.3)	(50.6)	(11.4)
Net realized investment (gains) included in net investment income	—	—	(19.6)
Loss on derivative contracts	0.3	0.2	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	700.2	509.2	171.5
Unearned premiums	60.3	(42.8)	96.9
Reinsurance recoverables:
Unpaid losses	(146.6)	40.0	(38.6)
Ceded unearned premiums	(25.2)	39.5	(57.5)
Other receivables	(1.8)	—	—
Accrued investment income and other receivables	—	(3.1)	(17.6)
Deferred policy acquisition costs	(33.8)	(2.3)	(15.8)
Reinsurance premiums payable	42.6	3.2	5.0
Funds withheld	(7.4)	1.8	(0.1)
Premiums receivable	(63.5)	(119.7)	(55.9)
Deferred taxes	(36.0)	(29.9)	20.3
Income tax payable	(32.1)	2.2	1.3
Accrued expenses and other payable	(10.4)	(50.2)	56.8
Fair value of derivatives and settlement of liabilities under derivatives	9.7	(9.3)	3.2
Long-term debt	0.2	—	—
Intangible assets	—	0.8	—
Other assets	(9.1)	(11.3)	6.3

Net cash generated by operating activities	$343.5	$624.3	$646.6

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2011, 2010 and 2009
($ in millions)

	Twelve Months Ended December 31,
	2011	2010	2009

Cash flows generated (used in)/from investing activities:
Purchases of fixed income maturities	$(2,163.0)	$(2,807.2)	$(2,927.2)
Net (purchases)/sales of equity securities	(176.2)	—	—
Net sales from other investments	—	—	282.1
Proceeds from sales and maturities of fixed income maturities	2,213.4	2,712.0	1,898.9
Net (purchases)/sales of short-term investments	(13.3)	91.8	(97.0)
Net change in (payable)/receivable for securities (purchased)/sold	(41.5)	52.3	165.4
Payments for acquisitions net of cash acquired	—	(13.4)	—
Non-controlling interest introductory capital	—	0.8	—
Purchase of equipment	(29.9)	(17.9)	(4.6)

Net cash generated from/(used in) investing activities	(210.5)	18.4	(682.4)

Cash flows used in financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.8	20.3	25.1
Ordinary shares repurchased	(8.1)	(407.8)	—
Costs from the redemption of preference shares	—	—	(34.1)
Proceeds from issuance of long-term debt	—	249.2	—
Dividends paid on ordinary shares	(42.5)	(46.5)	(49.8)
Dividends paid on preference shares	(22.8)	(22.8)	(23.8)
Dividends paid to non-controlling interest	(0.1)	—	—

Net cash (used in) financing activities	(72.7)	(207.6)	(82.6)

Effect of exchange rate movements on cash and cash equivalents	(0.3)	(4.4)	57.7

Increase/(decrease) in cash and cash equivalents	60.0	430.7	(60.7)
Cash and cash equivalents at beginning of year	1,179.1	748.4	809.1

Cash and cash equivalents at end of year	$1,239.1	$1,179.1	$748.4

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	$24.8	$56.0	$55.5
Cash paid during the year for interest	$30.2	$15.0	$15.0

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Twelve Months Ended December 31, 2011, 2010 and 2009
($ in millions, except share and per share amounts)

1.	History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited, formerly Aspen Insurance Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its wholly-owned subsidiaries.

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

Assumptions and estimates made by the directors have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, gross written premiums and commissions which have not been reported to the Company such as those relating to proportional treaty reinsurance contracts, the fair value of derivatives and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the assumptions or estimates were made.

(b)	Accounting for Insurance and Reinsurance Operations

Premiums Earned.  Premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statement of operations, net of the cost of purchased reinsurance. Premiums written which are not yet recognized as earned premium are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, include estimates for premiums which have not yet been finally determined. These relate mainly to contractual provisions for the payment of adjustment or additional premiums, premiums payable under proportional treaties and delegated underwriting authorities and reinstatement premiums.

Adjustment and additional premiums are premiums charged after coverage has expired and related to experience during the policy term. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums being in property and casualty reinsurance and the smallest in property and casualty insurance.

Premiums payable under proportional treaty contracts and delegated underwriting authorities are generally not reported to the Company until after the reinsurance coverage is in force. As a result, an estimate of these “pipeline” premiums is recorded. The Company estimates pipeline premiums based on projections of ultimate premium taking into account reported premiums and expected development patterns.

Reinstatement premiums on assumed excess of loss reinsurance contracts are provided for based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence and are recognized as revenue in full at the date of loss, triggering the payment of the reinstatement premiums. The payment of reinstatement premiums provides future insurance cover for the remainder of the initial policy term.

An allowance for uncollectible premiums is established for possible non-payment of premium receivables, as deemed necessary.

Outward reinsurance premiums are accounted for using the same accounting methodology as we use for inwards premiums. Premiums payable under reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while those arising from “risk attaching during” policies are expensed over the earnings period of the premiums receivable from the reinsured business.

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

Reinsurance.  Written premiums, earned premiums, incurred claims, LAE and policy acquisition costs all reflect the net effect of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance arises from contracts under which other insurance companies agreed to share certain risks with the Company.

Reinsurance accounting is followed when there is significant timing risk, significant underwriting risk and a reasonable possibility of significant loss.

Reinsurance does not isolate the ceding company from its obligations to policyholders. In the event a reinsurer fails to meet its obligations the ceding company’s obligations remain. The Company regularly evaluates the financial condition of its reinsurers and monitors the concentration of credit risk to minimize its exposure to financial loss from reinsurers’ insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.

Insurance Reserves.  Insurance reserves are established for the total unpaid cost of claims and LAE in respect of events that have occurred by the balance sheet date, including the Company’s estimates of the total cost of claims incurred but not yet reported (“IBNR”). Claim reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

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

As many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. The Company regularly reviews its reserves, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claim experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in the financial results of the period in which the adjustments are made.

While the reported reserves make a reasonable provision for unpaid claims and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve considerable uncertainty. The level of uncertainty can be influenced by factors such as the existence of coverage with long duration payment patterns and changes in claims handling practices, as well as the factors noted above. Ultimate actual payments for claims and LAE could turn out to be significantly different from the Company’s estimates.

Policy Acquisition Expenses.  The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and consist of commissions, premium taxes and profit commissions. With the exception of profit commissions, these expenses are incurred when a policy is issued and are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. Profit commissions are estimated based on the related performance criteria evaluated at the balance sheet date, with subsequent changes to those estimates recognized when they occur.

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

General, Administrative and Corporate Expenses.  These costs represent the expenses incurred in running the business and include, but are not limited to: compensation costs for employees, rentals costs, IT development and operating costs and professional and consultancy fees. General, policy and administrative costs directly attributable to underwriting activities are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. When reporting the results for its operating segments, the Company includes expenses which are directly attributable to the segment plus an allocation of central administrative costs. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are related to the Company’s operations. They include group executive costs, group finance costs, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including the costs of new teams before they commence underwriting.

(c)	Accounting for Investments, Cash and Cash Equivalents

Fixed Income Maturities.  The fixed income maturity portfolio comprises securities issued by governments and government agencies, corporate bonds and mortgage and asset-backed securities. The Company classifies its portfolio as either trading or available for sale according to the facts and circumstances of the investments held. The entire fixed maturity investment portfolio is carried on the consolidated balance sheet at estimated fair value. Fair values are based on quoted market prices from third-party pricing services and index providers. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers. For mortgage-backed and other asset-backed debt securities, fair value includes estimates regarding prepayment assumptions, which are based on current market conditions.

Equity Securities.  Our equity securities comprise U.S. and foreign equity securities and are classified as available for sale and carried on the balance sheet at estimated fair value. The fair values are based on quoted market prices in active markets from independent pricing sources.

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

Gains and Losses.  Realized gains and losses from the available for sale portfolios are the result of actual sales of securities or other-than-temporary impairments. Unrealized gains and losses represent the difference between the carrying value of the security and its market value at the reporting date and are included in other comprehensive income for securities classified as available for sale and as realized gains and losses in the statement of operations for securities classified as trading. The carrying value of a fixed income security is normally its cost as adjusted by amortization of any difference between its cost and its redemption value (“amortized cost”).

Other Investments.  Other investments represent the Company’s investments that are recorded using the equity method of accounting. Adjustments to the fair value of these investments are made based on the net asset value of the investee.

Cash and Cash Equivalents.  Cash and cash equivalents are carried at fair value. Cash and cash equivalents comprise cash on hand, deposits held on call with banks and other short-term highly liquid investments due to mature within three months from the date of purchase and which are subject to insignificant risk of change in fair value.

Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its amortized cost. The Company reviews its aggregate investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

Other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its adjusted amortized cost basis or b) it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Equity securities do not have a maturity date and therefore the Company’s review of these securities utilizes a higher degree of judgment. In its review, the Company considers its ability and intent to hold an impaired equity security for a reasonable period of time to allow for a full recovery. Where an equity security is considered to be other-than-temporarily impaired, the entire charge is recognized in realized losses in earnings. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

Although the Company reviews each security on a case by case basis, it has also established parameters to help identify securities in an unrealized loss position which are other-than-temporarily impaired. These parameters focus on the extent and duration of the impairment and for both fixed maturities and equities the Company considers declines in value to a level 20% or more below cost for 12 consecutive months to indicate that the security may be other-than-temporarily impaired.

Investment Income.  Investment income includes amounts received and accrued in respect of periodic interest (“coupons”) payable to the Company by the issuer of fixed income securities, equity dividends and interest credited on cash and cash equivalents. It also includes amortization of premium and accretion of discount in respect of fixed income securities. We also charge investment management fees against investment income in the balance sheet. In 2009, it included the change in fair value of our investments in fund of hedge funds up to the date of their final sale.

(d)	Accounting for Derivative Financial Instruments

The Company enters into derivative instruments such as swaps and forward contracts in order to manage certain market and credit risks. The Company records at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights and obligations. Changes in fair value are reported as gains or losses in earnings as they occur.

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

Intangible assets are held in the consolidated balance sheet at cost less amortization and changes for impairment. Amortization applies on a straight-line basis in respect of assets having a finite estimated useful economic life. The directors test for impairment of intangible assets annually or when events or changes in circumstances indicate that the asset might be impaired.

(f)	Office Properties and Equipment

Office properties and equipment are carried at cost less accumulated depreciation. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated over three years with depreciation for software commencing on the date the software is brought into use. Leasehold improvements are depreciated over 15 years. Furniture and fittings are depreciated over four years.

(g)	Foreign Currencies Translation

The reporting currency of the Company is the U.S. Dollar. The functional currencies of the Company’s foreign operations and branches are the currencies in which the majority of their business is transacted.

Transactions in currencies other than the functional currency are measured in the functional currency of that operation at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in non-functional currencies are remeasured at the exchange rate prevailing at the balance sheet date and any resulting foreign exchange gains or losses are reflected in the statement of operations.

Monetary assets and liabilities of the Company’s functional currency operations are translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Income and expenses of these operations are translated at the exchange rate prevailing at the date of the transaction. Unrealized gains or losses arising from the translation of functional currencies are recorded net of tax as a component of other comprehensive income.

(h)	Earnings Per Share

Basic earnings per share is determined by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share reflect the effect on earnings of the average number of shares outstanding associated with dilutive securities. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method.

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

The Company has issued two classes of perpetual preference shares. The Company has no obligation to pay interest on these securities but they do carry entitlements to dividends payable at the discretion of the Board of Directors. In the event of non-payment of dividends for six consecutive periods, holders of preference shares have director appointment rights. They are therefore accounted for as equity instruments and included within total shareholders’ equity.

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

New Accounting Pronouncements Adopted in 2011

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amount,” and in September 2011 issued ASU 2011-08, “Intangibles — Goodwill — Testing for Impairment.” The Company will be required to qualitatively assess, on either an annual or interim basis, whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If an impairment is more likely than not, then the Company must follow a two-step impairment test.

Step 1 requires reporting entities to identify any potential impairments by comparing the estimated fair value of a reporting unit to its carrying value. If the estimated fair value is less than the carrying value and, it is more likely than not that an impairment exists, then the amount of the impairment will be assessed in the updated guidance in Step 2. If it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing Step 2 would not be required. Evaluating an impairment in Step 2 requires the evaluation of qualitative factors including the factors presented in existing guidance that trigger an interim impairment test of goodwill such as an adverse change in the business climate, unanticipated competition, or the expectation that a reporting unit will be sold or disposed. ASU 2010-28 is effective for annual reporting periods beginning after December 15, 2010 and ASU 2011-08 is effective for annual reporting periods beginning after December 15, 2011 and we have early adopted this standard. The provisions of the new guidance do not have a material impact on the Company’s consolidated financial statements.

Accounting standards not yet adopted

In 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,”. The ASU retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statement prepared under International Financial Reporting Standards by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods.

Retrospective application is required. The provisions of the new guidance do not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The standard requires comprehensive income to be reported in either a single statement or in two consecutive statements the components of net income, the components of other comprehensive income and total comprehensive income. ASU 2011-05 is effective for annual reporting periods beginning after December 15, 2011.

In May 2011, the FASB’s Emerging Issues Task Force issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and IFRSs. This decision would require the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company’s valuation process. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011 with early adoption prohibited. This is not expected to have a material impact on the Company’s consolidated financial statements.

In 2010, the FASB’s Emerging Issues Task Force issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which requires costs to be incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisitions costs. This decision requires us to expense the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy and is effective for annual reporting periods beginning after December 15, 2011. We have undertaken a review to quantify the impact of ASU-2010-26 and the maximum impact if we were to write back all of the deferred underwriting costs would be a $30.9 million increase in cumulative operating expenses spread across the current and prior years. We will be adopting this standard for the first time on January 1, 2012 and we will be following the provisions of the standard which allow prior periods to be represented. We expect that applying the provisions of the standard will result in 40% to 60% of the accumulated operating deferred acquisition costs to be written back and therefore the net impact would be a reduction in retained earnings brought forward of approximately $15 million and an increase of quarterly expenses in 2012 by approximately $1 million per quarter.

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

Wellington Underwriting plc, now part of Catlin Group Limited (“Wellington”)

Wellington Options.  As disclosed in Note 16, the Company granted to Wellington and to a trust established for the benefit of the unaligned members of Syndicate 2020 (the “Names’ Trust”) options to subscribe to Aspen shares in consideration for the transfer of an underwriting team from Wellington, the right to seek to renew certain business written by Syndicate 2020, an agreement in which Wellington agreed not to compete with Aspen U.K. through March 31, 2004, the use of the Wellington name and logo and the provision of certain outsourced services to the Company. In 2007, Wellington exercised all of its options on a cashless basis resulted in the issue of 426,083 ordinary shares by the Company. As at February 15, 2012, the Names’ Trust held 257,952 options.

APJ Continuation Limited

On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The business writes a specialist account of Kidnap & Ransom (“K&R”) insurance which complements our existing political and financial risk line of business. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. An amount of $3.6 million is the estimated goodwill on acquisition that is treated as an intangible asset. Mr. Villers, an executive officer of Aspen, is also a director of APJ Continuation Limited and Aspen UK Syndicate Services Limited (formerly APJ Services Limited) as at December 31, 2011. Mr. Villers does not have a shareholding in either of these companies as at December 31, 2011, but previously held a 30% shareholding in APJ Continuation Limited.

4.	Earnings Per Ordinary Share

	Twelve Months Ended December 31,
	2011	2010	2009
	($ in millions)

Earnings
Net (loss)/income as reported	$(105.8)	$312.7	$473.9
Preference share dividends	(22.8)	(22.8)	(23.8)
Preference stock repurchase gain	—	—	31.5

Basic and diluted net (loss)/income available to ordinary shareholders	$(128.6)	$289.9	$481.6

Ordinary shares
Basic weighted average ordinary shares	70,665,166	76,342,632	82,698,325
Weighted average effect of dilutive securities(1)	—	3,672,106	2,628,887

Total diluted weighted average ordinary shares	70,665,166	80,014,738	85,327,212

(Loss)/earnings per ordinary share
Basic	$(1.82)	$3.80	$5.82

Diluted	$(1.82)	$3.62	$5.64

(1)	The basic and diluted number of ordinary shares for the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program, restricted stock units and the convertible preference shares referred to as Perpetual PIERS and described in Note 13b.

On February 2, 2012, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:

Ordinary shares	$0.15	March 5, 2012	February 17,2012
5.625% preference shares	$0.703125	April 1, 2012	March 15, 2012
7.401% preference shares	$0.462563	April 1, 2012	March 15, 2012

5.	Segment Reporting

The Company has two reporting business segments:  Insurance and Reinsurance. In arriving at these reporting segments, we have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, policy acquisition expenses, and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

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

Non-underwriting Disclosures:  We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are related to our segment operations. They include group executive costs, group finance costs, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including new teams before they commence underwriting.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the twelve months ended December 31, 2011, 2010 and 2009:

	Twelve Months Ended December 31, 2011
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Net written premiums	1,098.1	831.0	1,929.1
Gross earned premiums	1,190.6	950.5	2,141.1
Net earned premiums	1,108.3	780.2	1,888.5
Underwriting Expenses
Losses and loss expenses	1,083.3	472.7	1,556.0
Policy acquisition expenses	197.7	149.3	347.0
General and administrative expenses	109.8	125.7	235.5

Underwriting (loss)/income	$(282.5)	$32.5	(250.0)

Corporate expenses			(44.7)
Net investment income			225.6
Net realized and unrealized investment gains			30.3
Change in fair value of derivatives			(59.9)
Interest expense on long-term debt			(30.8)
Net realized and unrealized foreign exchange (losses)			(6.7)
Other (expense)			(6.8)

(Loss) before income taxes			(143.0)
Income tax credit			37.2

Net (loss)			$(105.8)

Net reserves for loss and loss adjustment expenses	$2,770.0	$1,328.6	$4,098.6

Ratios
Loss ratio	97.7%	60.6%	82.4%
Policy acquisition expense ratio	17.8%	19.1%	18.4%
General and administrative expense ratio(1)	9.9%	16.1%	14.8%
Expense ratio	27.7%	35.2%	33.2%

Combined ratio	125.4%	95.8%	115.6%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,162.2	$914.6	$2,076.8
Net written premiums	1,118.5	772.6	1,891.1
Gross earned premiums	1,186.4	907.9	2,094.3
Net earned premiums	1,141.8	757.1	1,898.9
Underwriting Expenses
Losses and loss expenses	693.5	555.2	1,248.7
Policy acquisition expenses	202.4	126.1	328.5
General and administrative expenses	112.3	99.4	211.7

Underwriting income/(loss)	$133.6	$(23.6)	110.0

Corporate expenses			(46.9)
Net investment income			232.0
Net realized and unrealized investment gains			50.6
Change in fair value of derivatives			(0.2)
Interest on long term debt			(16.5)
Net realized and unrealized foreign exchange gains			2.2
Other income			9.1

Income before income taxes			340.3
Income tax (expense)			(27.6)

Net income			$312.7

Net reserves for loss and loss adjustment expenses	$2,243.9	$1,296.7	$3,540.6

Ratios
Loss ratio	60.7%	73.3%	65.8%
Policy acquisition expense ratio	17.7%	16.7%	17.3%
General and administrative expense ratio(1)	9.8%	13.1%	13.6%
Expense ratio	27.5%	29.8%	30.9%

Combined ratio	88.2%	103.1%	96.7%

The net reserves for loss and loss adjustment expenses have been represented to correctly show the split between the segments. The total for December 31, 2010 remains unchanged.

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2009
	Reinsurance	Insurance	Total
	($ in millions)

Underwriting revenues
Gross written premiums	$1,176.0	$891.1	$2,067.1
Net written premiums	1,116.7	720.1	1,836.8
Gross earned premiums	1,164.4	871.0	2,035.4
Net earned premiums	1,108.1	714.9	1,823.0
Underwriting Expenses
Losses and loss expenses	467.3	480.8	948.1
Policy acquisition expenses	214.6	119.5	334.1
General and administrative expenses	97.5	100.7	198.2

Underwriting income	$328.7	$13.9	342.6

Corporate expenses			(54.2)
Net investment income			248.5
Net realized and unrealized investment gains			11.4
Change in fair value of derivatives			(8.0)
Interest expense on long-term debt			(15.6)
Net realized and unrealized foreign exchange gains			2.0
Other income			8.0

Income before income taxes			534.7
Income tax (expense)			(60.8)

Net income			$473.9

Net reserves for loss and loss adjustment expenses	$1,988.4	$1,021.2	$3,009.6

Ratios
Loss ratio	42.2%	67.3%	52.0%
Policy acquisition expense ratio	19.4%	16.7%	18.3%
General and administrative expense ratio(1)	8.8%	14.1%	13.8%
Expense ratio	28.2%	30.8%	32.1%

Combined ratio	70.4%	98.1%	84.1%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions)

Australia/Asia	$129.6	$102.2	$84.4
Caribbean	12.4	7.9	2.5
Europe	103.2	104.9	78.8
United Kingdom	145.7	141.1	131.6
United States & Canada(1)	875.6	840.4	924.5
Worldwide excluding United States(2)	157.5	145.8	150.6
Worldwide including United States(3)	698.7	672.4	659.8
Others	85.1	62.1	34.9

Total	$2,207.8	$2,076.8	$2,067.1

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.	Investments

Fixed Income Maturities, Short-Term Investments and Equities-Available for Sale.  The following presents the cost or amortized cost, gross unrealized gains and losses, and the fair market value of available for sale investments in fixed income maturities, short-term investments and equities:

	As at December 31, 2011
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$873.9	$58.5	$—	$932.4
U.S. Agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC Guaranteed Corporate	72.5	0.4	—	72.9
Non-U.S. Government-backed Corporate	163.9	3.9	—	167.8
Foreign Government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency Commercial Mortgage-backed	77.1	8.3	—	85.4
Agency Mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total Fixed Income Maturities — Available for Sale	5,099.7	330.1	(4.0)	5,425.8
Total Short-term Investments — Available for Sale	298.2	—	—	298.2
Total Equity Securities — Available for Sale(1)	169.8	15.1	(5.4)	179.5

Total	$5,567.7	$345.2	$(9.4)	$5,903.5

(1)	The equity securities available for sale have no fixed maturity date.

	As at December 31, 2010
		Gross	Gross
	Cost or	Unrealized	Unrealized	Fair Market
	Amortized Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$701.5	$25.5	$(1.6)	$725.4
U.S. Agency	278.7	23.6	—	302.3
Municipal	31.1	0.4	(0.8)	30.7
Corporate	1,861.2	113.6	(3.7)	1,971.1
FDIC Guaranteed Corporate	123.6	2.2	—	125.8
Non-U.S. Government-backed Corporate	223.6	5.2	—	228.8
Foreign Government	601.0	16.9	(1.0)	616.9
Asset-backed	54.0	4.8	—	58.8
Non-agency Commercial Mortgage-backed	119.7	8.4	—	128.1
Agency Mortgage-backed	1,126.4	48.7	(2.6)	1,172.5

Total Fixed Income Maturities — Available for Sale	5,120.8	249.3	(9.7)	5,360.4
Short-Term Investments — Available for Sale	286.1	—	(0.1)	286.0

Total	$5,406.9	$249.3	$(9.8)	$5,646.4

The scheduled maturity distribution of available for sale fixed income maturity securities as of December 31, 2011 and December 31, 2010 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2011
			Average
	Cost or	Fair Market	Ratings by
	Amortized Cost	Value	Maturity
	($ in millions)

Due one year or less	$726.0	$732.9	AA+
Due after one year through five years	1,955.0	2,057.9	AA
Due after five years through ten years	997.9	1,112.3	AA–
Due after ten years	91.4	108.0	AA–

Subtotal	3,770.3	4,011.1
Non-agency Commercial Mortgage-backed	77.1	85.4	AA+
Agency Mortgage-backed	1,195.9	1,268.3	AA+
Other Asset-backed	56.4	61.0	AAA

Total Fixed Income Maturities — Available for Sale	$5,099.7	$5,425.8

	As at December 31, 2010
	Cost or		Average
	Amortized	Fair Market	Ratings by
	Cost	Value	Maturity
	($ in millions)

Due one year or less	$337.7	$343.8	AA+
Due after one year through five years	2,236.3	2,330.9	AA+
Due after five years through ten years	1,146.6	1,222.2	AA–
Due after ten years	100.1	104.1	AA

Subtotal	3,820.7	4,001.0
Non-agency Commercial Mortgage-backed	119.7	128.1	AA+
Agency Mortgage-backed	1,126.4	1,172.5	AAA
Other Asset-backed	54.0	58.8	AAA

Total Fixed Income Maturities — Available for Sale	$5,120.8	$5,360.4

Fixed Income Maturities — Trading.  The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income maturities as at December 31, 2011 and 2010:

	As at December 31, 2011
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$30.3	$2.0	$—	$32.3
U.S. Agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign Government	7.1	0.3	—	7.4
Asset-backed	0.7	—	—	0.7

Total Fixed Income Maturities — Trading	$380.4	$18.2	$(4.2)	$394.4

	As at December 31, 2010
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	($ in millions)

U.S. Government	$48.9	$0.1	$(0.7)	$48.3
U.S. Agency	0.5	—	—	0.5
Municipal	3.2	0.1	—	3.3
Corporate	322.4	18.4	(1.0)	339.8
Foreign Government	8.9	0.5	—	9.4
Asset-backed	4.9	—	—	4.9

Total Fixed Income Maturities — Trading	$388.8	$19.1	$(1.7)	$406.2

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.

Other investments.  Other investments as at December 31, 2011 and 2010 are as follows:

	Opening				Closing
	Undistributed				Undistributed
	Fair Value of		Carrying	Funds	Fair Value of
As at December 31, 2011	Investment	Unrealized Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris Offshore Fund L.P.	$30.0	$3.1	$33.1	$—	$33.1

	Opening				Closing
	Undistributed				Undistributed
	Fair Value of	Realized and	Carrying	Funds	Fair Value of
As at December 31, 2010	Investment	Unrealized Gain	Value	Distributed	Investment
($ in millions)

Cartesian Iris 2009 A L.P.	$27.3	$0.5	$27.8	$(27.8)	$—
Cartesian Iris Offshore Fund L.P.	$27.8	$2.2	$30.0	$—	$30.0

On May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. The Company is not committed to making further investments in Cartesian Iris Offshore Fund L.P. Accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2011, fees of $0.7 million (2010 — $0.3 million) were payable to the Company.

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

The Company has accounted for its investments in Cartesian Iris 2009A L.P. and Cartesian Offshore Fund L.P. in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2011, our share of gains and losses increased the value of our investment by $3.1 million (2010 — $2.7 million). The change in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

Gross unrealized loss.  The following tables summarize as at December 31, 2011 and December 31, 2010, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at December 31, 2011
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$6.3	$—	$—	$—	$6.3	$—	2
U.S. Agency	2.7	—	—	—	2.7	—	1
Foreign Government	14.6	(0.1)	—	—	14.6	(0.1)	7
Municipal	2.4	—	—	—	2.4	—	1
Corporate	133.7	(3.4)	11.1	(0.4)	144.8	(3.8)	96
Non-U.S. Government-backed Corporate	17.4	—	3.4	—	20.8	—	14
Asset-backed	8.2	—	—	—	8.2	—	20
Non-agency Commercial Mortgage-backed	0.4	—	0.7	—	1.1	—	2
FDIC Guaranteed Corporate	2.0	—	—	—	2.0	—	1
Agency Mortgage-backed	24.4	(0.1)	0.1	—	24.5	(0.1)	11

Total Fixed Income Maturities — Available for Sale	212.1	(3.6)	15.3	(0.4)	227.4	(4.0)	155
Total Short-term Investments — Available for Sale	18.1	—	—	—	18.1	—	9
Total Equity Securities — Available for Sale	37.5	(5.4)	—	—	37.5	(5.4)	15

Total	$267.7	$(9.0)	$15.3	$(0.4)	$283.0	$(9.4)	179

	As at December 31, 2010
	0-12 months		Over 12 months		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized	Number of
	Value	Loss	Value	Loss	Value	Loss	Securities
	($ in millions)

U.S. Government	$112.9	$(1.6)	$—	$—	$112.9	$(1.6)	28
U.S. Agency	5.5	—	—	—	5.5	—	3
Municipal	16.0	(0.8)	—	—	16.0	(0.8)	6
Foreign Government	110.0	(1.0)	5.0	—	115.0	(1.0)	12
Corporate	188.2	(3.7)	2.2	—	190.4	(3.7)	101
Non-U.S. Government-backed Corporate	24.3	—	—	—	24.3	—	9
Asset-backed	0.2	—	—	—	0.2	—	1
Agency Mortgage-backed	182.6	(2.6)	0.3	—	182.9	(2.6)	57
Non-agency Commercial Mortgage-backed	2.9	—	—	—	2.9	—	4

Total Fixed Income Maturities — Available for Sale	642.6	(9.7)	7.5	—	650.1	(9.7)	221
Total Short-term investments — Available for Sale	45.8	(0.1)	—	—	45.8	(0.1)	22

Total	$688.4	$(9.8)	$7.5	$—	$695.9	$(9.8)	243

As at December 31, 2011, we held 155 fixed maturities (December 31, 2010 — 221 fixed maturities) in an unrealized loss position with a fair value of $227.4 million (2010 — $650.1 million) and gross unrealized losses of $4.0 million (2010 — $9.7 million). We believe that the gross unrealized losses are attributable mainly to interest rate movements and we believe that the period of those investments in an unrealized loss position is temporary.

Other-than-temporary Impairment of Investments.  For an explanation of the accounting treatment of other-than-temporary impairments, see Note 2(c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments.” There were no other-than-temporary impairments for the twelve months ended December 31, 2011 (2010 — $0.3 million).

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

•	Level 1 — Valuations based on unadjusted quoted prices in active markets, to which the Company has access, for identical assets or liabilities.

•	Level 2 — Valuations based on observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities. Inputs include quoted prices for similar assets or liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices which are directly or indirectly observable for the asset or liability (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities).

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s own views about the assumptions that market participants would use in pricing the asset or liability.

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

There have been no transfers in or out of Level 1 and Level 2 during 2011. There are currently no assets or liabilities classified as Level 3.

Where inputs to the valuation of an asset or liability fall into more than one level of the fair value hierarchy, the classification of the asset or liability will be within the lowest level identified as significant to the valuation.

U.S. Government and Agency.  U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Government National Mortgage Association, the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Corporate.  Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the Federal Deposit Insurance Corporation (“FDIC”) program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. The Company classifies these securities within Level 2.

Mortgage-backed securities.  Our residential and commercial mortgage-backed securities consist of bonds issued by the FNMA, the FHLMC, as well as private, non-agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market.

As the significant inputs used to price mortgage-backed securities are observable market inputs, these securities are classified within Level 2.

Asset-backed securities.  The underlying collateral for the Company’s asset-backed securities consists mainly of student loans, automobile loans and credit card receivables. These securities are primarily priced by index providers and pricing vendors. Inputs to the valuation process include broker-dealer quotes and other available trade information, prepayment speeds, interest rate data and credit spreads. The Company classifies these securities within Level 2.

Short-term investments.  Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are classified as either trading or available for sale and carried at estimated fair value. Short-term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Level 2.

Equity securities.  Equity securities include U.S. and foreign common stocks and are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

Foreign currency forward contracts.  The foreign currency forward contracts which we use to mitigate currency risk are characterized as over-the-counter (“OTC”) due to their customized nature and the fact that they do not trade on a major exchange. These instruments trade in a very deep liquid market, providing substantial price transparency and accordingly are classified as Level 2.

Interest rate swaps.  The interest rate swaps which we use to mitigate interest rate risk are also characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third party pricing services. Consequently, these instruments are classified as Level 2.

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at December 31, 2011 and December 31, 2010.

	As at December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in millions)

Available for sale financial assets, at fair value
U.S. Government	$932.4	$—	$—	$932.4
U.S. Government Agency	—	295.5	—	295.5
Municipal	—	35.6	—	35.6
Foreign Government	548.8	111.6	—	660.4
Non-agency Commercial Mortgage-backed	—	85.4	—	85.4
Agency Mortgage-backed	—	1,268.3	—	1,268.3
Asset-backed	—	61.0	—	61.0
Corporate	—	1,846.5	—	1,846.5
FDIC Guaranteed Corporate	—	72.9	—	72.9
Bonds backed by Foreign Government	—	167.8	—	167.8

Total fixed income maturities available for sale, at fair value	$1,481.2	$3,944.6	$—	$5,425.8
Short-term investments available for sale, at fair value	270.6	27.6	—	298.2
Equity investments available for sale, at fair value	179.5	—	—	179.5

Financial assets held for trading, at fair value
U.S. Government	$32.3	—	—	$32.3
U.S. Government Agency	—	1.8	—	1.8
Municipal	—	2.9	—	2.9
Foreign Government	4.1	3.3	—	7.4
Asset-backed	—	0.7	—	0.7
Corporate	—	349.3	—	349.3

Total fixed income maturities trading, at fair value	$36.4	$358.0	$—	$394.4
Short-term investments trading, at fair value	3.4	0.7	—	4.1
Derivatives at Fair Value	—	1.3	—	1.3
Liabilities under Derivative Contracts	—	(2.1)	—	(2.1)

Total	$1,971.1	$4,330.1	$—	$6,301.2

There were no transfers between Level 1 and Level 2 during the 12 months ended December 31, 2011.

	As at December 31, 2010
	Level 1	Level 2	Level 3	Total
		($ in millions)

Available for sale financial assets, at fair value
U.S. Government	$725.4	$—	$—	$725.4
U.S. Government Agency	—	302.3	—	302.3
Municipal	—	30.7	—	30.7
Foreign Government	507.5	109.4	—	616.9
Non-agency Commercial Mortgage-backed	—	128.1	—	128.1
Agency Mortgage-backed	—	1,172.5	—	1,172.5
Asset-backed	—	58.8	—	58.8
Corporate	—	1,964.3	6.8	1,971.1
FDIC Guaranteed Corporate	—	125.8	—	125.8
Bonds backed by Foreign Government	—	228.8	—	228.8

Total fixed income maturities available for sale, at fair value	$1,232.9	$4,120.7	$6.8	$5,360.4
Short-term investments available for sale, at fair value	246.8	39.2	—	286.0

Financial assets held for trading, at fair value
U.S. Government	$48.3	—	—	$48.3
U.S. Government Agency	—	0.5	—	0.5
Municipal	—	3.3	—	3.3
Foreign Government	4.1	5.3	—	9.4
Asset-backed	—	4.9	—	4.9
Corporate	—	339.8	—	339.8

Total fixed income maturities trading, at fair value	$52.4	$353.8	$—	$406.2
Short-term investments trading, at fair value	—	3.7	—	3.7
Derivatives at fair value (interest rate swaps)	—	6.8	—	6.8

Total	$1,532.1	$4,524.2	$6.8	$6,063.1

Fixed income maturities classified as Level 3 include holdings where there are significant unobservable inputs in determining the assets’ fair value. As at December 31, 2010, these were purely securities of Lehman Brothers Holdings, Inc. (“Lehman Brothers”). Although the market value of Lehman Brothers bonds was based on broker-dealer quoted prices, management believes that the valuation is based, in part, on market expectations of future recoveries out of bankruptcy proceedings, which involve significant unobservable inputs to the valuation. The Lehman Brothers securities were sold in 2011.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2011 and 2010.

	Twelve Months Ended December 31, 2011
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2011	$6.8	$—	$6.8
Total unrealized gains or (losses):
Included in earnings	4.8	—	4.8
Included in comprehensive income	(4.0)	—	(4.0)
Sales	(7.6)	—	(7.6)

Level 3 assets as of December 31, 2011	$—	$—	$—

	Twelve Months Ended December 31, 2010
	Fixed Maturity	Derivatives at
	Investments	Fair Value	Total
	($ in millions)

Level 3 assets as of January 1, 2010	$14.9	$6.7	$21.6
Total unrealized gains or (losses):
Included in earnings	—	(6.7)	(6.7)
Included in comprehensive income	(1.1)	—	(1.1)
Settlements	3.7	—	3.7
Sales	(10.7)	—	(10.7)

Level 3 assets as of December 31, 2010	$6.8	$—	$6.8

Level 3 derivatives consisted of the credit insurance contract as described in Note 9.

The following table presents a reconciliation of the beginning and ending balances for the liabilities under derivative contracts measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2011 and 2010.

	Twelve Months Ended
	December 31,
	2011	2010
	($ in millions)

Beginning Balance	$—	$9.2
Fair value changes included in earnings	—	0.3
Settlements	—	(9.5)

Ending Balance	$—	$—

There were no transactions during the twelve months ended December 31, 2011.

On October 26, 2010, we cancelled our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to contract counter-parties.

7.	Investment Transactions

The following table sets out an analysis of investment purchases/sales and maturities:

	Twelve Months Ended December 31,
	2011	2010	2009
	($ in millions)

Purchases of fixed income maturities	$2,163.0	$2,807.2	$2,927.2
Net purchases of equity securities	176.2	—	—
(Proceeds) from sales and maturities of fixed income maturities	(2,213.4)	(2,712.0)	(1,898.9)
Net change in payable/(receivable) for securities purchased/(sold)	41.5	(52.3)	(165.4)
Net purchases/(sales) of short-term investments	13.3	(91.8)	97.0
Net (sales) of other investments	—	—	(282.1)

Net purchases/(sales) for the year	$180.6	$(48.9)	$677.8

The following is a summary of investment income:

	Twelve Months Ended December 31,
	2011	2010	2009
	($ in millions)

Fixed income maturities — Available for sale	$203.2	$217.0	$230.5
Fixed income maturities — Trading portfolio	17.1	17.5	—
Short-term investments — Available for sale	4.8	2.0	5.6
Short-term investments — Trading portfolio	0.1	0.1	—
Fixed term deposits (included in cash and equivalents)	2.2	2.6	—
Other investments	—	0.2	19.8
Equity securities	6.1	—	—

Total	233.5	239.4	255.9
Investment expenses	(7.9)	(7.4)	(7.4)

Net investment income	$225.6	$232.0	$248.5

The following table summarizes the net realized and unrealized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income.

	Twelve Months Ended December 31,
	2011	2010	2009
	($ in millions)

Available for sale short-term investments and fixed income maturities and equity securities:
Gross realized gains	$35.8	$45.3	$24.6
Gross realized (losses)	(8.3)	(7.3)	(10.9)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	6.2	11.3	3.1
Gross realized (losses)	(1.7)	(2.9)	(0.1)
Net change in gross unrealized (losses)/gains	(3.3)	1.8	15.6
Equity Investments:
Gross realized (losses) from equity investments	(1.5)	—	—
Impairments:
Total other-than-temporary impairments	—	(0.3)	(23.2)
Equity accounted investments:
Gross realized and unrealized gains in Cartesian Iris	3.1	2.7	2.3

Net realized and unrealized investment gains	$30.3	$50.6	$11.4

Change in available for sale unrealized gains
Fixed income maturities	86.5	53.9	118.2
Equity securities	9.7	—	—

Total change in pre-tax available for sale unrealized gains	$96.2	$53.9	$118.2

Change in taxes	(2.7)	2.9	(16.4)

Total change in unrealized gains, net of taxes	$93.5	$56.8	$101.8

8.	Reinsurance

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

Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. For more information on reinsurance recoverables, refer to Note 19, “Concentrations of Credit Risk — Reinsurance Recoverables.”

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
	($ in millions)

Premiums written:
Direct	$1,020.3	$914.6	$641.6
Assumed	1,187.5	1,162.2	1,425.5
Ceded	(278.7)	(185.7)	(230.3)

Net premiums written	$1,929.1	$1,891.1	$1,836.8

Premiums earned:
Direct	$950.5	$907.9	$616.2
Assumed	1,190.6	1,186.4	1,419.2
Ceded	(252.6)	(195.4)	(212.4)

Net premiums earned	$1,888.5	$1,898.9	$1,823.0

Insurance losses and loss adjustment expenses:
Direct	$553.4	$639.1	$432.0
Assumed	1,230.3	695.2	617.5
Ceded	(227.7)	(85.6)	(101.4)

Net insurance losses and loss adjustment expenses	$1,556.0	$1,248.7	$948.1

9.	Derivative Financial Instruments

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2011 and 2010:

		As at December 31,
Derivatives Not Designated as		2011			2010
Hedging Instruments		Notional	Fair		Notional
Under ASC 815	Balance Sheet Location	Amount	Value		Amount	Fair Value
			($ in millions)

Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(2.1	)(1)	$—	$—
Forward Exchange contracts	Derivatives at Fair Value	$192.4	$1.3		$—	$—
Interest Rate Swaps	Derivatives at Fair Value	$—	$—		$500.0	$6.8

(1)	Gross liability of $45.8 million net of $43.7 million of cash collateral provided to counterparties as security for our net liability position.

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the twelve months ended December 31, 2011 and 2010:

		Amount of Gain/(Loss)
		Recognized in Income
Derivatives Not Designated a		Twelve Months Ended
Hedging Instruments		December 31,	December 31,
Under ASC 815	Location of Gain/(Loss) Recognized in Income	2011	2010
		($ in millions)

Credit Insurance Contract	Change in Fair Value of Derivatives	$—	$(7.0)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$4.5	$—
Interest Rate Swaps	Change in Fair Value of Derivatives	$(64.4)	$6.8

Credit insurance contract.  On November 28, 2006, the Company entered into a credit insurance contract which, subject to its terms, insured the Company against losses due to the inability of one or more of our reinsurance counterparties to meet their financial obligations to the Company.

The Company considered the contract to be a derivative instrument because the final settlement was expected to take place two years after expiry of cover and included an amount attributable to outstanding and IBNR claims which might not be due and payable to the Company. The contract was treated as an asset or a liability and measured at the directors’ estimate of fair value.

The contract was for five years and provided 90% cover for a named panel of reinsurers up to individual defined sub-limits. On October 26, 2010, we cancelled our credit insurance contract with effect from November 28, 2010. The notice of cancellation triggered a final payment of $1.9 million to the contract counter-parties.

Foreign exchange contracts.  The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies, but rather allows it to establish a rate of exchange for a future point in time. The increase in the number of contracts purchased in the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010 is due to hedging against foreign currency losses for claims from the earthquakes in New Zealand and Japan.

At December 31, 2011, we held eight foreign currency derivative contracts to purchase $192.4 million of foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. At December 31, 2010, there were no outstanding foreign currency contracts. For the twelve months ended December 31, 2011, the impact of foreign currency contracts on net income was $4.5 million (2010 — $Nil).

Interest rate swaps.  As at December 31, 2011, we held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2010 — $0.5 billion) that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. For the year ended December 31, 2011, there was a charge in respect of the interest rate swaps of $64.4 million (2010 — $6.8 million credit).

As at December 31, 2011, cash collateral with a fair value of $43.7 million (2010 — $Nil) has been transferred to our counterparties to support the valuation of the of the interest rate swaps. As at December 31, 2011, no non-cash collateral (2010 — $7.7 million) was transferred by our counterparty. In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. In 2010, no amount was recorded in our balance sheet for the pledged assets.

As a result of the application of derivative accounting guidance, none of the derivatives meets the requirements for hedge accounting. Changes in the estimated fair value are therefore included in the consolidated statement of operations.

10.	Reserves for Loss and Loss Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves:

	As at December 31,
	2011	2010	2009
	($ in millions)

Provision for losses and LAE at start of year	$3,820.5	$3,331.1	$3,070.3
Less reinsurance recoverable	(279.9)	(321.5)	(283.3)

Net loss and LAE at start of year	3,540.6	3,009.6	2,787.0

Net loss and loss expenses (disposed)	(20.6)	(35.5)	(10.0)

Provision for losses and LAE for claims incurred:
Current year	1,648.3	1,270.1	1,032.5
Prior years	(92.3)	(21.4)	(84.4)

Total incurred	1,556.0	1,248.7	948.1

Losses and LAE payments for claims incurred:
Current year	(269.3)	(116.5)	(131.6)
Prior years	(712.9)	(550.3)	(677.0)

Total paid	(982.2)	(666.8)	(808.6)

Foreign exchange losses/(gains)	4.8	(15.4)	93.1

Net losses and LAE reserves at year end	4,098.6	3,540.6	3,009.6
Plus reinsurance recoverable on unpaid losses at end of year	426.6	279.9	321.5

Provision for losses and LAE at end of year	$4,525.2	$3,820.5	$3,331.1

For the twelve months ended December 31, 2011, there was a reduction of $92.3 million in our estimate of the ultimate claims to be paid in respect of prior accident years compared to $21.4 million for the twelve months ended December 31, 2010.

The net loss and loss adjustment expenses disposed of as at December 31, 2011 of $20.6 million (2010 — $35.5 million; 2009 — $10.0 million) relates to commuted contracts.

11.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermudian income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermudian income or capital gains being imposed, they will be exempt from those taxes until 2035. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 35%. Under the current laws of England and Wales, Aspen U.K., AUL and Aspen Managing Agency Limited (“AMAL”) are taxed at the U.K. corporate tax rate which was 28% for the year ended March 31, 2011 and 26% for the period from April 1, 2011 until the balance sheet date.

The total amount of unrecognized tax benefits at December 31, 2011 was $Nil. In addition, the Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months and classifies all income tax associated with interest and penalties as income tax expense. During the twelve months ended December 31, 2011, the Company did not recognize or accrue interest and penalties in respect of tax liabilities.

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2004 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2010 and 2011 tax years.

Total income tax for the twelve months ended December 31, 2011, 2010 and 2009 is allocated as follows:

	Twelve Months Ended
	December 31, 2011
	2011	2010	2009
		($ in millions)

Income tax (benefit)/expense on income	$(37.2)	$27.6	$60.8
Income tax expense/(benefit) on other comprehensive income	2.7	(2.9)	16.1

Total income tax	$(34.5)	$24.7	$76.9

Income/(loss) before tax and income tax expense/(benefit) attributable to that income/(loss) consists of:

	Twelve Months Ended December 31, 2011
	Income/Loss	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(87.2)	$(5.2)	$—	$(5.2)
Non-U.S.	(55.8)	(19.2)	(12.8)	(32.0)

Total	$(143.0)	$(24.4)	$(12.8)	$(37.2)

	Twelve Months Ended December 31, 2010
	Income/Loss	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
	($ in millions)

U.S.	$(67.1)	$(2.2)	$—	$(2.2)
Non-U.S.	407.4	33.4	(3.6)	29.8

Total	$340.3	$31.2	$(3.6)	$27.6

	Twelve Months Ended December 31, 2009
	Income/Loss	Current	Deferred	Total
	Before Tax	Income Taxes	Income Taxes	Income Taxes
		($ in millions)

U.S.	$(13.6)	$—	$—	$—
Non-U.S.	548.3	45.3	15.5	60.8

Total	$534.7	$45.3	$15.5	$60.8

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended
	December 31,
	2011	2010	2009
	($ in millions)

Income Tax Reconciliation
Expected tax provision at weighted average rate	$(42.9)	$6.8	$53.4
Prior year adjustment	(7.2)	3.4	(3.7)
Valuation provision on U.S. deferred tax assets	15.9	16.9	4.6
Other	(3.0)	0.5	6.5

Total income tax (credit)/expense	$(37.2)	$27.6	$60.8

Income tax returns for our U.S. and U.K. operating subsidiaries are filed with the U.S. and U.K. tax authorities after the submission date of our Annual Report on Form 10-K. The time delay between submission of the Form 10-K and the finalization of tax returns does result in differences between the estimated tax provision included in the Form 10-K and the final tax charge levied.

12.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31,
	2011	2010
	($ in millions)

Deferred tax assets:
Share options	$7.2	$6.5
Operating loss carry forwards	47.1	28.3
Insurance reserves	1.7	2.3
Intangible assets (other)	(1.2)	(0.8)
Deferred policy acquisition costs	(1.6)	(0.1)
Other temporary differences	16.1	(1.4)

Total gross deferred tax assets	69.3	34.8
Less valuation allowance	(56.6)	(33.5)

Net deferred tax assets	$12.7	$1.3

Deferred tax liabilities:
Insurance equalization provision reserves	$(31.7)	$(58.7)
Unrealized gains on investments	3.7	(0.4)
Other	(3.2)	8.7

Total gross deferred tax liabilities	(31.2)	(50.4)

Net deferred tax liability	$(18.5)	$(49.1)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2011, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of $138.4 million (2010 — $83.2 million) which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026. A full valuation provision on U.S. deferred tax assets has been recognized at December 31, 2011 as management believes that it is more likely than not that a tax benefit will not be realized. A valuation allowance of $56.6 million has been established against U.S. deferred tax assets.

13.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2011 is set out below.

	As at December 31, 2011		As at December 31, 2010
	Number	$’000	Number	$’000

Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	70,655,698	107	70,508,013	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		122		122

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $363.2 million (2010 — $363.2 million) less issue costs of $9.6 million (2010 — $9.6 million).

	As at December 31, 2011	As at December 31, 2010
	($ in millions)	($ in millions)

Additional paid-in capital	$1,385.0	$1,388.3

(a)	Ordinary Shares.

The following table summarizes transactions in our ordinary shares during the three-year period ended December 31, 2011.

Number of
Shares

Shares in issue at December 31, 2008	81,506,503
Share transactions in 2009:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 16)	3,056
Shares issued to employees under the share incentive plan	598,035
Shares issued through registered public offerings	1,220,000

Shares in issue at December 31, 2009	83,327,594
Share transactions in 2010:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 16)	46,749
Shares issued to employees under the share incentive plan	863,178
Shares issued to non-employee directors	59,415
Repurchase of ordinary shares from shareholders	(13,788,923)

Shares in issue at December 31, 2010	70,508,013
Share transactions in 2011:
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 16)	255,504
Shares issued to employees under the share incentive plan	714,920
Shares issued to non-employee directors	32,414
Repurchase of ordinary shares from shareholders	(855,153)

Shares in issue at December 31, 2011	70,655,698

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

On February 9, 2010, our Board of Directors authorized a new repurchase program for up to $400 million of our ordinary shares. The authorization for the repurchase program covered the period to March 1, 2012. At its meeting held on February 2, 2012, the Board extended its authorization of $192.4 million that remained available under the share repurchase plan. This share repurchase program was in addition to the completed accelerated share repurchase program entered into on January 5, 2010. On September 22, 2010, we initiated an open market repurchase program to repurchase ordinary shares in the open market and subsequently repurchased and cancelled a total of 814,555 shares in the third and fourth quarters of 2010.

On November 10, 2010, we entered into an accelerated share repurchase program with Barclays Capital to repurchase $184 million of our ordinary shares. The hedge period for the transaction was completed on December 15, 2010, when a total of 5,737,449 ordinary shares were received and cancelled. Upon the completion of the contract on March 14, 2011, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this contract. As at December 31, 2011, $192 million of the authorized share repurchase program remains.

On June 23, 2010, an agreement was signed to repurchase 10,835 shares from the Names’ Trustee, as defined in Note 16. The shares were repurchased on July 7, 2010 and subsequently cancelled.

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee (as defined in Note 16, below). The shares were repurchased on March 10, 2011 and subsequently cancelled.

On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee (as defined in Note 16, below). The shares were repurchased on August 10, 2011 and subsequently cancelled. The total consideration paid to the Names’ Trustee was $8.1 million for the twelve months ended December 31, 2011.

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

14.	Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders.

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions under company law on the ability of Aspen U.K. and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2011 of approximately $135.0 million and $100.0 million, respectively. Aspen Specialty could pay a dividend without regulatory approval of approximately $7.5 million. AUL had no distributable reserves as at December 31, 2011.

As of December 31, 2011, there were no restrictions under Bermudian law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company as at December 31, 2011 is approximately:

	U.S.	Bermuda	U.K.
	($ in millions)

Required statutory capital and surplus	$27.2	$1,024.0	$212.5
Statutory capital and surplus	$180.1	$1,711.0	$1,330.0

AUL as the sole corporate member of out Lloyd’s Syndicate is required to maintain Funds at Lloyd’s of $272.2 million as at December 31, 2011. This is provided by way of letter of credit secured on assets of Aspen Bermuda.

15.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $8.7 million in the twelve months ended December 31, 2011, $5.9 million in the twelve months ended December 31, 2010 and $6.7 million in the twelve months ended December 31, 2009.

16.	Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, the employee incentive plan and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.

(a)	Investor Options

The investor options were issued on June 21, 2002 in connection with the transfer to us of part of the operations of Wellington; our predecessor company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of the Lloyd’s syndicate managed by Wellington (“the Wellington Names”).

All of the options issued to Wellington were exercised on March 28, 2007 resulting in the issuance of 426,083 ordinary shares by the Company.

The options issued to the Wellington Names are held for their benefit by Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years.

The table below shows the number of Names’ options exercised and the number of shares issued since our initial public offering:

	Options Granted	Options Exercised	Ordinary Shares Issued

2002	3,006,760	—	—
2003	—	440,144	152,583
2004	—	856,218	135,321
2005	—	303,321	56,982
2006	—	34,155	3,757
2007	—	66,759	7,381
2008	—	20,641	3,369
2009	—	9,342	3,056
2010	—	149,895	49,538
2011	—	761,037	255,504

Total as at December 31, 2011	3,006,760	2,641,512	667,491

The following table summarizes information about investor options to purchase ordinary shares outstanding at December 31, 2011 and December 31, 2010:

	At December 31, 2011		At December 31, 2010
	Options		Options		Exercise
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable	Price	Expiration

Names’ Trustee	365,248	365,248	1,126,285	1,126,285	$19.53 (1)	June 21, 2012

(1)	Exercise price at February 15, 2012 being the most recent exercise date. Exercise price at any date is the amount in U.S. Dollars converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

(b)	Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended. When options are converted, new shares are issued as the Company does not currently hold treasury shares.

Options.  The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2011.

				Weighted Average	Remaining
	Options		Exercise	Fair Value at	Contractual
Option Holder	Outstanding	Exercisable	Price	Grant Date	Time

2003 Option grants	1,420,995	1,420,995	$16.20	$5.31	1 yr 8 mths
2004 Option grants	112,511	112,511	$24.44	$5.74	3 yrs
2006 Option grants February 16	467,671	467,671	$23.65	$6.99	4 yrs 2 mths
2007 Option grants May 4	447,754	447,754	$27.28	$6.14	2 yrs 4 mths

With respect to the 2003 options, 65% of the options were subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options were subject to performance-based vesting and/or cliff vesting on December 31, 2009.

The 2004 options vested over a three-year period with vesting subject to the achievement of Company performance targets. The options lapse if the criteria are not met. As at December 31, 2004, not all performance targets were met and 242,643 options were cancelled.

The 525,881 employee options granted in 2005 were cancelled because the applicable performance targets were not met.

The 2006 options vested at the end of a three-year period with vesting subject to the achievement of one-year and three-year performance targets. The options lapse if the criteria were not met. A total of 695,643 of 2006 options vested.

The 2007 option grants are not subject to performance conditions and 476,250 options vested at the end of the three-year period from the date of grant on May 4, 2010. The options are exercisable for a period of seven years from the date of grant.

The table below shows the number of options exercised and forfeited by each type of option grant as at December 31, 2011:

	Options
Option Holder	Exercised	Forfeited

2003 Option grants	1,750,129	712,906
2004 Option grants	111,599	276,003
2005 Option grants	—	525,881
2006 Option grants	196,963	550,014
2007 Option grants	28,496	146,583

The intrinsic value of options exercised in the twelve months ended December 31, 2011 was $0.4 million (2010 — $8.4 million).

The following table shows the compensation costs charged/(credited) in the twelve months ended December 31, 2011, 2010 and 2009 by each type of option granted.

	Twelve Months Ended
	December 31,
Option Holder	2011	2010	2009
	($ in millions)

2003 Option grants	$—	$—	$(1.8)
2006 Option grants	—	—	(1.4)
2007 Option grants	—	(0.5)	1.2

Total	$—	$(0.5)	$(2.0)

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

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met and all options were forfeited.

The total tax charge recognized by the Company in relation to employee options in the twelve months ended December 31, 2011 was $Nil (2010 — $Nil; 2009 — $0.2 million).

Restricted Share Units.  The following table summarizes information about restricted share units as at December 31, 2011.

	As at December 31, 2011
	Restricted Share Units
	Amount	Amount	Amount	Amount
RSU Holder	Granted	Vested	Forfeited	Outstanding

2004 - 2008 Grants	516,796	490,284	26,512	—
2009 Grants	97,389	55,604	18,644	23,141
2010 Grants	168,707	61,480	3,191	104,036
2011 Grants	183,019	—	—	183,019

Total	965,911	607,368	48,347	310,196

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

Compensation cost in respect of restricted share units charged against income was $3.0 million for the twelve months ended December 31, 2011 (2010 — $2.7 million; 2009 — $1.9 million).

The total tax credit recognized by the Company in relation to RSUs in the twelve months ended December 31, 2011 was $1.0 million (2010 — $0.9 million; 2009 — $0.5 million).

Performance Shares.  The following table summarizes information about performance shares as at December 31, 2011.

	As at December 31, 2011
	Performance Share Awards
	Amount	Amount	Amount	Amount
	Granted	Vested	Forfeited	Outstanding

2004 - 2008 Grants	1,625,555	788,592	836,963	—
2009 Grants	928,152	663,117	265,035	—
2010 Grants	750,137	186,214	97,518	466,405	(1)
2011 Grants	890,794	—	115,803	774,991	(1)

Total	4,194,638	1,637,923	1,315,319	1,241,396

(1)	These balances could increase depending on future performance.

Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the approval of the Board of Directors of the final performance target in the three-year period, and subject to the participant’s continued employment.

On April 28, 2009, the Compensation Committee approved the grant of 928,152 performance shares of which 912,931 were granted with a grant date of May 1, 2009 and 15,221 were granted with a grant date of October 30, 2009. The performance shares were subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period. If the ROE achieved in any given year is less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in any given year is between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis. If the ROE achieved in any given year is between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant (i.e. the ROE was greater than 12% in such year) and the average ROE over such year and the preceding year is less than 7%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than 7%, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

2009 Performance Shares
Year	Split	ROE	Vested

2009	33.3%	18.4%	54.7%
2010	33.3%	11.2%	28.5%
2011	33.3%	(5.3)%	—

Total	100.0%		83.2%

The total number of 2009 performance shares that will vest upon the filing of this report will be 663,117.

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

2010 Performance Shares
Year	Split	ROE	Banked

2010	33.3%	11.2%	28.5%
2011	33.3%	(5.3)%	—
2012	33.3%	NA	NA

Total	100.0%		28.5%

The total number of shares that have vested for the 2010 performance shares were 186,214.

On February 3 and 4, 2011, the Compensation Committee approved the grant of 853,223 performance shares with a grant date of February 9, 2011. Additional grants of 31,669 and 5,902 performance shares were made on March 21, 2011 and May 2, 2011, respectively. The performance shares will be subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the ROE achieved in 2011 is less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2011 is between 6% and 11%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2011 is between 11% and 21%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis.

On February 1, 2012, the Compensation Committee approved the vesting criteria for the 2012 portion of the grant. If the ROE achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the ROE achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the ROE achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2013 portion of the grant in such year taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average ROE over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. If the average ROE over the two years is greater than the average of the minimum vesting thresholds for such year and the preceding year, then there will be no diminution in vesting and the shares eligible for vesting in such year will vest in accordance with the vesting schedule without regard to the average ROE over the two-year period.

2011 Performance Shares
Year	Split	ROE	Banked

2011	33.3%	(5.3)%	—
2012	33.3%	NA	NA
2013	33.3%	NA	NA

Total	100.0%		—%

The fair value of the performance share awards is based on the value of the average of the high and the low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation cost charged against income in respect of performance shares was $Nil for the twelve months ended December 31, 2011 (2010 — $10.3 million; 2009 — $17.7 million). The total tax credit recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2011 was $Nil (2010 — $2.3 million; 2009 — $3.8 million).

A summary of performance share activity under Aspen’s 2003 Share Incentive Plan for the twelve months ended December 31, 2011 is presented below:

	Twelve Months Ended
	December 31, 2011
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding performance share awards, beginning of period	606,742	$23.83
Granted	890,794	28.10
Forfeited	(256,140)	24.88

Outstanding performance share awards, end of period	1,241,396	$26.68

Employee Share Purchase Plans.  On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan and the International Plan (the “ESPP”), the U.K. Sharesave Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. For the year ended December 31, 2011, 47,928 ordinary shares were issued under the plan (2010 — 1,618). Compensation cost charged against income in respect of the ESPP for the twelve months ended December 31, 2011, was $0.4 million (2010 — $0.7 million). The total tax credit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2011 was $Nil (2010 — $Nil).

The fair value of the employee options granted were estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant Date
	November 4,	December 4,	November 23,	December 21,	December 22,	December 22,	December 13,	December 13,
	2008	2008	2009	2009	2010	2010	2011	2011

Per share weighted average fair value	$3.18	$2.87	$3.76	$3.82	$4.24	$4.46	$4.20	$3.85
Risk free interest rate	0.48%	(0.41)%	0.01%	0.04%	0.13%	0.13%	0.05%	0.05%
Dividend yield	2.70%	3.16%	2.28%	2.34%	2.07%	2.07%	2.80%	2.75%
Expected life	3 years	2 years	3 years	2 years	3 years	2 years	3 years	2 years
Share price volatility	68.00%	102.00%	22.00%	18.00%	14.00%	14.00%	26.21%	26.21%

(c)	Non-employee equity incentives

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). On May 2, 2007, the shareholders approved the amendment to the Director Stock Option Plan to allow the issuance of restricted share units and to rename the Plan the “2006 Stock Incentive Plan for Non-Employee Directors.”

Options.  The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2011.

	Options		Exercise	Fair Value at	Remaining
Option Holder	Outstanding	Exercisable	Price	Grant Date	Contractual Time

Non-Employee Directors — 2006 Option grants (May 25)	13,305	13,305	$21.96	$4.24	4 yrs 5 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	4,024	$24.76	$4.97	5 yrs 7 months

The options issued in 2006 and 2007 vest at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant.

The fair value of the non-employee director options granted were estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

	Grant Date
	July 30, 2007	May 25, 2006

Per share weighted average fair value	$4.97	$4.24
Risk-free interest rate	4.64%	4.85%
Dividend yield	2.4%	2.7%
Expected life	5 years	5 years
Share price volatility	19.55%	20.05%

Restricted Share Units.  The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2011.

	As at December 31, 2011
	Restricted Share Units
	Amount	Amount	Amount	Amount
	Granted	Vested	Forfeited	Outstanding

Non-Employee Directors — 2008 and prior	32,065	(28,375)	(3,690)	—
Non-Employee Directors — 2009	25,320	(25,320)	—	—
Non-Employee Directors — 2010	28,640	(27,643)	(997)	—
Non-Employee Directors — 2011	23,408	(18,115)	(1,951)	3,342
Chairman — 2008 and prior	15,031	(15,031)	—	—
Chairman — 2009	8,439	(5,626)	—	2,813
Chairman — 2010	17,902	(17,902)	—	—
Chairman — 2011	16,722	(13,935)	—	2,787

Total	167,527	(151,947)	(6,638)	8,942

One-twelfth of the restricted share units vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date, or on the date of departure of a director (for the amount vested through such date). Restricted share units entitle the holder to receive one ordinary share unit for each unit that vests. Holders of restricted share units are not entitled to any of the rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

In respect of the restricted share units granted to the Chairman up to December 31, 2009, one-third of the grants vests on the anniversary date of grant over a three-year period. For grants from January 1, 2010, onwards, one-twelfth of the restricted share units vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date, or on the date of departure.

The fair value of the restricted share units is based on the closing price on the date of the grant. Compensation cost charged against income was $1.6 million for the twelve months ended December 31, 2011 (2010 — $1.0 million).

The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2011 was $Nil (2010 — $Nil; 2009 — $Nil).

(d)	Summary of investor options and employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2011
	Number of	Weighted Average
Option activity	Options	Exercise Price

Outstanding options, beginning of period	3,660,436	$19.47
Exercised	(814,528)	19.52
Forfeited or expired	(14,400)	21.65

Outstanding options, end of period	2,831,508	$19.84

Exercisable options, end of period	2,831,508	$19.84

	Twelve Months Ended December 31, 2011
		Weighted Average
	Number of	Grant Date
Restricted share unit activity	Shares	Fair Value

Outstanding restricted stock, beginning of period	280,491	$26.57
Granted	223,149	27.19
Vested	(160,409)	26.79
Forfeited	(24,093)	26.66

Outstanding restricted stock, end of period	319,138	$26.58

17.	Intangible Assets

	As at December 31, 2011				As at December 31, 2010
	Trade	Insurance			Trade	Insurance
	Mark	Licenses	Other	Total	Mark	Licenses	Other	Total
	($ in millions)				($ in millions)

Intangible Assets
Beginning of the period	$1.6	$16.6	$2.8	$21.0	$1.6	$6.6	$—	$8.2
Additions	—	—	—	—	—	10.0	3.6	13.6
Amortization	—	—	(1.0)	(1.0)	—	—	(0.8)	(0.8)

End of the period	$1.6	$16.6	$1.8	$20.0	$1.6	$16.6	$2.8	$21.0

License to use the “Aspen” Trademark.  On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark for a period of 99 years in the United Kingdom. The consideration paid was approximately $1.6 million. The consideration paid was initially capitalized and recognized as an intangible asset on the Company’s balance sheet and was amortized on a straight-line basis over the useful economic life of the trademark which was considered to be 99 years. On November 10, 2009, the Company purchased for approximately $800 the right to use the Aspen trademark indefinitely from the Capita Group PLC, parent to Capita Hartshead (Actuaries & Pension Consultants) Ltd, formerly known as Aspen (Actuaries & Pension Consultants) Plc. Following the acquisition of the right to use the trademark indefinitely we now consider the trademark to have an indefinite life and have therefore recorded the asset on our balance sheet at unamortized cost. As at December 31, 2011, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2010 — $1.6 million). The license will be tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Insurance Licenses.  On February 4, 2010, the Company entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. The value of these licenses was $10.0 million. The Company closed the transaction on August 16, 2010. The total value of the licenses as at December 31, 2011 was $16.6 million (December 31, 2010 — $16.6 million). This includes $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other.  On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represents our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at December 31, 2011 was $1.8 million (December 31, 2010 — $2.8 million).

18.	Commitments and Contingencies

(a)	Restricted assets

We are obliged by the terms of our contractual obligations to U.S. and other policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at December 31, 2011 and 2010.

	As at December 31, 2011	As at December 31, 2010
	($ in millions, except percentages)

Assets held in multi-beneficiary trusts	$1,343.7	$1,895.7
Assets held in single-beneficiary trusts	811.5	58.2
Secured letters of credit(1)	1,208.0	533.8

Total	$3,363.2	$2,487.7

Total as percent of cash and invested assets	44.4%	34.2%

(1)	As of December 31, 2011, the Company had funds on deposit of $1,344.1 million and £19.3 million (December 31, 2010 — $699.9 million and £30.0 million) as collateral for the secured letters of credit.

Letters of credit.  Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2011 and 2010, these funds amounted to approximately 44% of the $7.6 billion and approximately 34% of the $7.3 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. Refer to Note 21 “Credit Facility and Long-term Debt“for further discussion of our credit facilities and long-term debt arrangements.

Funds at Lloyd’s.  AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at December 31, 2011 amount to $272.2 million (December 31, 2010 — $230.3 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2011, the minimum amount was $0.6 million (December 31, 2010 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

U.S. Reinsurance Trust Fund.  For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,170.5 million at December 31, 2011 and $1,065.5 million at December 31, 2010. At December 31, 2011, the total value of assets held in the trust was $1,323.7 million (2010 — $1,227.3 million).

U.S. Multi-beneficiary Trust Fund.  For its U.S. reinsurance activities, Aspen Bermuda has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million. At December 31, 2011, total value assets held in the trust were $20.0 million (2010 — $Nil).

U.S. Surplus Lines Trust Fund.  Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2011 was $147.3 million (2010 — $140.1 million).

U.S. Credit and Surety Lines Trust Fund.  Aspen U.K. has also established a U.S. credit and surety lines trust fund with a U.S. bank to secure liabilities under U.S. credit and surety lines policies. The balance held in the trust at December 31, 2011 was $10.0 million (2010 — $Nil).

U.S. Regulatory Deposits.  As at December 31, 2011, Aspen Specialty had a total of $6.8 million (2010 — $7.1 million) on deposit with seven U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $5.6 million (2010 — $Nil) on deposit with ten U.S. states.

Canadian Trust Fund.  Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2011, the balance held in trust was CAD$353.0 million (2010 — CAD$329.4 million).

Australian Trust Fund.  Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2011, the balance held in trust was AUD$181.8 million (2010 — AUD$122.0 million).

Swiss Trust Fund.  Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2011, the balance held in trust was CHF 3.1 million (2010 — CHF 3.1 million).

Singapore Fund.  Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singapore insurance license and meet local solvency requirements. As at December 31, 2011, the balance in the account was SGD$118.5 million (2010 — SGD$68.4 million).

(b)	Operating leases

Amounts outstanding under operating leases as of December 31, 2011 were:

						Later
As at December 31, 2011	2012	2013	2014	2015	2016	Years	Total
			($ in millions)

Operating Lease Obligations	$10.6	9.8	9.4	9.0	6.8	19.1	$64.7

						Later
As at December 31, 2010	2011	2012	2013	2014	2015	Years	Total
			($ in millions)

Operating Lease Obligations	$7.9	6.8	6.0	6.2	5.2	15.1	$47.2

We terminated our lease in Bermuda on October 30, 2011 and entered into a new lease for new premises (14,000 square feet). The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing September 2021.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement for under leases (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable 24-month lease. We also entered into two new leases for two additional premises in London (18,000 square feet total), which expire in December 2014 and March 2016. Each lease has a further negotiable extension provision. In 2011, we entered into three, two-year serviced office contracts for ARML in Bristol, Glasgow and Birmingham.

We also have entered into leases for office space in locations of our subsidiary operations. These locations include Boston, Massachusetts; Rocky Hill, Connecticut; Pasadena, California; Manhattan Beach, California; Atlanta and Johns Creek, Georgia; Miami, Florida; and Jersey City, New Jersey. We have small serviced office contracts in Alamo, California; Oakbrook, Barrington and Lisle, Illinois; and Brookfield, Wisconsin. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet; an additional floor of 24,000 square foot floor was also leased in 2011. Also, in 2011, we leased 5,000 square foot of office space in Chicago, Illinois; 6,300 square foot in San Francisco, California; and a small serviced office in Houston, Texas. Our Scottsdale, Arizona and Alpharetta, Georgia offices were closed in 2011. We lease international offices for our subsidiaries in locations including Paris, Zurich, Geneva, Singapore, Cologne and Dublin.

Total rental and premises expenses for 2011 was $17.3 million (2010 — $13.9 million). For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

The total depreciation for fixed assets was $11.2 million for the twelve months ended December 31, 2011 (2010 — $12.1 million). Accumulated depreciation as at December 31, 2011, was $53.8 million (2010 — $42.3 million).

(c)	Variable interest entities

Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P.  See Note 6 for further information regarding the Company’s investment in Cartesian Iris 2009A L.P. and Cartesian Iris Offshore Fund L.P.

(d)	Contingencies

On November 28, 2011, the Knott Circuit Court of the Commonwealth of Kentucky granted a motion for partial summary judgment in favor of Muriel Don Coal Inc. (“Muriel Don”) against Aspen U.K. and Aspen Specialty in an amount of $42 million, together with interest thereon at a rate of 12% from March 25, 2010. The Court further ordered that Muriel Don’s additional claims for bad faith and punitive damages should be determined at trial. This order arises from a denial of coverage by us on a $1 million limit general liability insurance policy issued to Muriel Don. Based on legal advice we believe that we have strong grounds to contest this decision in appellate court and fully intend to pursue an appeal strategy. We have accrued for the estimated legal costs associated with appealing this decision.

19.	Concentrations of credit risk

The Company is potentially exposed to concentrations of credit risk in respect of amounts recoverable from reinsurers, investments and cash and cash equivalents, and insurance and reinsurance balances owed by the brokers with whom the Company transacts business.

The Company’s Reinsurance Credit Committee defines credit risk tolerances in line with the risk appetite set by our Board and they, together with the group’s risk management function, monitor exposures to individual counterparties. Any exceptions are reported to senior management and our Board’s Risk Committee.

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2011 is $426.6 million (2010 — $279.9 million).

Of the balance at December 31, 2011, 26.9% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P and 15.8% is with Aeolus Re which is not currently rated, but the recoverable amount is fully collateralized. These are the Company’s largest exposures to individual reinsurers.

Underwriting premium receivables

The total underwriting premium receivable by the Company at December 31, 2011 was $894.4 million (2010 — $821.7 million).

Of the balance receivable at December 31, 2011, $28.6 million was due for settlement in greater than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. The Company considers the long-term receivables balance to be collectable in full. No provision has been included for credit risk on the grounds that past experience has proved that when there is an indication that a premium receivable is unlikely to be collected we are to cancel the policy and release associated claims, provisions and unearned premium reserves.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2011, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.

Balances owed by brokers

The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the

Company transacted business with in the three years ended December 31, 2011 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2011	2010	2009
Broker	%	%	%

Aon Corporation	19.5	19.4	23.1
Marsh & McLennan Companies, Inc.	18.9	19.0	14.6
Willis Group Holdings, Ltd.	16.1	14.9	14.2
Others(1)	45.5	46.7	48.1

Total	100.0	100.0	100.0

Gross written premiums ($ millions)	$2,207.8	$2,076.8	$2,067.1

(1)	No other individual broker accounted for more than 10% of gross written premiums.

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	Twelve Months Ended
	December 31, 2011
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income
Unrealized gains on investments	$86.5	$7.0	$93.5
Loss on derivatives	0.3	—	0.3
Change in currency translation	10.8	—	10.8

Total other comprehensive income	$97.6	$7.0	$104.6

	Twelve Months Ended
	December 31, 2010
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income
Unrealized gains on investments	$54.0	$2.8	$56.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	10.0	—	10.0

Total other comprehensive income	$64.2	$2.8	$67.0

	Twelve Months Ended
	December 31, 2009
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)

Other Comprehensive Income
Unrealized gains on investments	$118.2	$(16.4)	$101.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	15.8	—	15.8

Total other comprehensive income	$134.2	$(16.4)	$117.8

21.	Credit Facility and Long-term Debt

On July 30, 2010, the Company entered into a three-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $280.0 million or issue letters of credit with an aggregate value of up to $280.0 million. The facility can be used by any of the Borrowers (as defined in the agreement) to provide funding for the operating subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility further provides for the issuance of collateralized letters of credit. Initial availability under the facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of December 31, 2011, no borrowings were outstanding under the credit facilities.

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

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $49.8 million of outstanding collateralized letters of credit under this facility at December 31, 2011 (2010 — $42.4 million).

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated October 29, 2008 in a maximum aggregate amount of up to $450 million with a new letter of credit facility in a maximum aggregate amount of up to $550 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million. The Company had $837.8 million of outstanding collateralized letters of credit under this facility at December 31, 2011. Included in outstanding collateralized letters of credit is a letter of credit for $245.5 million provided to AUL as Funds at Lloyd’s and described below.

On August 16, 2004, we closed our offering of $250.0 million 6.0% coupon Senior Notes due to mature in 2014 under Rule 144A and Regulation S under the Securities Act. The net proceeds from the Senior Notes offering were $249.3 million. The remainder of the net proceeds were contributed to Aspen Bermuda in order to increase its capital and surplus, and consequently, its underwriting capacity.

On December 15, 2010, we closed our public offering of $250.0 million 6.0% coupon Senior Notes due to mature in 2020. The net proceeds from the Senior Notes offering were $247.5 million, before offering expenses, and are to be used for general corporate purposes.

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

The following table summarizes our contractual obligations under the long-term debts as of December 31, 2011.

	Payments Due By Period
		Less Than			More Than
Contractual Basis	Total	1 year	1-3 Years	3-5 Years	5 years
		($ in millions)

Long-term Debt Obligations	$500.0	—	$250.0	—	$250.0

The Senior Notes obligation disclosed above does not include the $30.0 million annual interest payable associated with the Senior Notes.

22.	Subsequent Events

Costa Concordia cruise liner.  The Costa Concordia cruise liner incident which took place off the coast of western Italy on January 13, 2012 is a complex loss and there are various factors and uncertainties which will have an impact on the quantum of loss. The Company has exposure in both its insurance and reinsurance segments, mainly arising from its marine hull and marine liability insurance accounts. We expect that our loss from the insurance business will be contained within our outwards reinsurance program and that our retained loss will be less than $30 million before reinstatement premiums. In the reinsurance segment, our exposure arises from the specialty reinsurance account, and losses are expected to be less than 1% of the market loss. We are at an early stage in assessing the loss from Costa Concordia and these figures represent our current view.

23.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2011, 2010 and 2009.

	Twelve Months Ended December 31, 2011
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011	Full Year
		($ in millions except for per share amounts)

Gross written premium	$671.3	$582.2	$495.6	$458.7	$2,207.8
Gross earned premium	508.8	524.8	549.9	557.6	2,141.1
Net earned premium	452.4	459.8	486.9	489.4	1,888.5
Losses and loss adjustment expenses	(528.9)	(326.4)	(306.2)	(394.5)	(1,556.0)
Policy acquisition, general, administrative and corporate expenses	(142.8)	(156.3)	(164.4)	(163.7)	(627.2)

Underwriting profit/(loss), including corporate expenses	$(219.3)	$(22.9)	$16.3	$(68.8)	$(294.7)

Net investment income	55.5	58.6	57.3	54.2	225.6
Interest expense	(7.7)	(7.7)	(7.7)	(7.7)	(30.8)
Other (expense) income	(8.1)	6.8	(9.1)	3.6	(6.8)

Total other operating revenue	$39.7	$57.7	$40.5	$50.1	$188.0

Operating income/(loss) before tax	$(179.6)	$34.8	$56.8	$(18.7)	$(106.7)

Net exchange gains/(losses)	2.9	(7.7)	0.3	2.3	(2.2)
Net realized investment gains (losses)	8.5	(15.7)	(32.9)	6.0	(34.1)

Income before tax	$(168.2)	$11.4	$24.2	$(10.4)	$(143.0)

Income tax benefit/(expense)	16.5	(1.2)	(2.0)	23.9	37.2

Net income after tax	$(151.7)	$10.2	$22.2	$13.5	$(105.8)

Ordinary Shares
Basic weighted average ordinary shares	70,551,859	70,792,483	70,699,343	70,615,233	70,665,166
Weighted average effect of dilutive securities(1)	—	2,776,427	2,600,642	2,645,341	—

Total diluted weighted average ordinary shares	70,551,859	73,568,910	73,299,985	73,260,574	70,665,166

Earnings per ordinary shares
Basic	$(2.23)	$0.06	$0.23	$0.11	$(1.82)
Diluted	$(2.23)	$0.06	$0.23	$0.11	$(1.82)

(1)	The basic and diluted number of ordinary shares for the quarter ended March 31, 2011, and the year ended December 31, 2011, are the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

	Twelve Months Ended December 31, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010	Full Year
		($ in millions except for per share amounts)

Gross written premium	$702.8	$545.4	$415.8	$412.8	$2,076.8
Gross earned premium	517.1	523.5	503.3	550.4	2,094.3
Net earned premium	467.6	479.9	451.7	499.7	1,898.9
Losses and loss adjustment expenses	(378.8)	(276.7)	(285.8)	(307.4)	(1,248.7)
Policy acquisition, general, administrative and corporate expenses	(137.0)	(140.4)	(140.6)	(169.1)	(587.1)

Underwriting profit/(loss), including corporate expenses	$(48.2)	$62.8	$25.3	$23.2	$63.1

Net investment income	59.4	57.5	58.1	57.0	232.0
Interest expense	(3.8)	(4.0)	(3.9)	(4.8)	(16.5)
Other (expense) income	(0.9)	1.6	(1.9)	10.1	8.9

Total other operating revenue	$54.7	$55.1	$52.3	$62.3	$224.4

Operating income/(loss) before tax	$6.5	$117.9	$77.6	$85.5	$287.5

Net exchange gains/(losses)	1.5	(2.6)	3.4	(0.1)	2.2
Net realized investment gains (losses)	12.3	5.7	22.1	10.5	50.6

Income before tax	$20.3	$121.0	$103.1	$95.9	$340.3

Income taxes	(2.0)	(12.1)	(10.3)	(3.2)	(27.6)

Net income after tax	$18.3	$108.9	$92.8	$92.7	$312.7

Ordinary Shares
Basic weighted average ordinary shares	77,394,967	77,289,082	76,722,965	73,996,399	76,342,632
Weighted average effect of dilutive securities	3,243,684	3,438,173	3,640,775	3,737,316	3,672,106

Total diluted weighted average ordinary shares	80,638,651	80,727,255	80,363,740	77,733,716	80,014,738

Earnings per ordinary shares
Basic	$0.16	$1.34	$1.14	$1.18	$3.80
Diluted	$0.16	$1.28	$1.08	$1.12	$3.62

	Twelve Months Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	Full Year
		($ in millions except per share amounts)

Gross written premium	$636.8	$534.3	$490.3	$405.7	$2,067.1
Gross earned premium	493.2	491.3	522.2	528.7	2,035.4
Net earned premium	447.3	428.6	470.9	476.2	1,823.0
Losses and loss adjustment expenses	(250.8)	(234.7)	(235.1)	(227.5)	(948.1)
Policy acquisition, general, administrative and corporate expenses	(127.1)	(140.7)	(143.3)	(175.4)	(586.5)

Underwriting income/(loss), including corporate expenses	$69.4	$53.2	$92.5	$73.3	$288.4

Net investment income	59.2	72.2	58.9	58.2	248.5
Interest expense	(3.9)	(4.0)	(3.9)	(3.8)	(15.6)
Other (expense) income	(2.7)	0.7	1.1	0.9	—

Total other operating revenue	$52.6	$68.9	$56.1	$55.3	$232.9

Operating income/(loss) before tax	$122.0	$122.1	$148.6	$128.6	$521.3

Net exchange gains/(losses)	(2.3)	3.1	7.9	(6.7)	2.0
Net realized investment losses	(12.2)	4.8	14.6	4.2	11.4

Income before tax	$107.5	$130.0	$171.1	$126.1	$534.7

Income taxes	(16.1)	(19.6)	(25.3)	0.2	(60.8)

Net income after tax	$91.4	$110.4	$145.8	$126.3	$473.9

Ordinary Shares
Basic weighted average ordinary shares	81,534,704	82,940,270	83,056,587	83,239,074	82,698,325
Weighted average effect of dilutive securities	2,037,148	2,705,862	2,936,702	3,172,155	2,628,887

Total diluted weighted average ordinary shares	83,571,852	85,646,132	85,993,289	86,411,229	85,327,212

Earnings per ordinary shares
Basic	$1.42	$1.26	$1.69	$1.45	$5.82
Diluted	$1.39	$1.22	$1.63	$1.40	$5.64

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE I — INVESTMENTS
For the Twelve Months Ended December 31, 2011, 2010 and 2009

The Company’s investments comprise investments in related parties.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
As at December 31, 2011 and 2010

	As at	As at
	December 31, 2011	December 31, 2010
	($ in millions, except per share amounts)

ASSETS
Cash and cash equivalents	$125.3	$354.0
Investments in subsidiaries	2,570.1	2,767.2
Other investments	33.1	30.0
Eurobond issued by subsidiary	917.0	550.0
Intercompany funds due from affiliates	32.9	44.7
Other assets	7.3	8.0

Total Assets	$3,685.7	$3,753.9

LIABILITIES
Accrued expenses and other payables	14.7	13.2
Long-term debt	499.0	498.8

Total Liabilities	$513.7	$512.0

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,655,698 ordinary shares of 0.15144558¢ each (2010 — 76,342,632)	$0.1	$0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2010 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2010 — 5,327,500)	—	—
Additional paid in capital	1,385.0	1,388.3
Retained earnings	1,357.7	1,528.7
Non-controlling interest	0.3	0.5
Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	305.4	211.9
Loss on derivatives	(0.7)	(1.0)
Gains on foreign currency translation	124.2	113.4

Total accumulated other comprehensive income	428.9	324.3

Total Shareholders’ Equity	3,172.0	3,241.9

Total Liabilities and Shareholders’ Equity	$3,685.7	$3,753.9

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2011, 2010 and 2009

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions)

Operating Activities:
Equity in net (loss)/earnings of subsidiaries	$(307.2)	$(19.3)	$65.6
Net investment income	—	—	—
Net realized and unrealized gains	—	—	0.9
Dividend income	185.0	323.1	401.0
Interest income on Eurobond	52.0	36.5	36.5
Change in fair value of derivatives	—	(7.0)	(8.0)
Realized investment gains	3.1	2.7	—
Other income	4.0	8.1	7.2

Total Revenues	(63.1)	344.1	503.2

Expenses:
Operating and administrative expenses	(11.9)	(14.6)	(13.7)
Interest expense	(30.8)	(16.8)	(15.6)

Income from operations before income tax	(105.8)	312.7	473.9
Income tax	—	—	—

Net income	(105.8)	$312.7	$473.9

Other comprehensive income/(loss), net of taxes:
Change in unrealized losses on investments	93.5	$56.8	$101.8
Loss on derivatives reclassified to interest expense	0.2	0.2	0.2
Change in unrealized gains on foreign currency translation	10.8	10.0	15.8

Other comprehensive income	104.5	67.0	117.8

Comprehensive income	$(1.3)	$379.7	$591.7

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2011, 2010 and 2009

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
	($ in millions)

Cash Flows Provided By Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$201.4	$332.0	$408.3
Adjustments:
Share based compensation expenses	4.0	12.8	17.2
Net realized and unrealized (gains)	(3.1)	(2.7)	(0.9)
Loss on derivative reclassified to interest expense	0.3	0.2	0.2
Change in other assets	0.9	(4.8)	1.1
Change in accrued expenses and other payables	(4.4)	2.2	—
Change in intercompany activities	11.8	188.4	(317.2)

Net cash generated by operating activities	210.9	528.1	108.7

Cash Flows Used in Investing Activities:
(Purchase) of other investments	—	—	(25.0)

Net cash (used in) investing activities	—	—	(25.0)

Cash Flows Used in Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.8	20.3	25.1
Ordinary share repurchase	(8.1)	(407.8)	—
Costs from the redemption of preference shares	—	—	(34.1)
Proceeds from long term debt	—	249.2	—
Ordinary and preference share dividends paid	(65.3)	(69.3)	(73.6)
Eurobond purchased from subsidiary	(367.0)	—	—

Net cash (used in)/generated by financing activities	(439.6)	(207.6)	(82.6)

Increase in cash and cash equivalents	(228.7)	320.5	1.1
Cash and cash equivalents — beginning of period	354.0	33.5	32.4

Cash and cash equivalents — end of period	$125.3	$354.0	$33.5

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2011, 2010 and 2009

Supplementary Information
($ in millions)

			Net
	Deferred	Net	Reserves						General
	Policy	Reserves	for		Net	Losses and	Policy	Net	and
	Acquisition	for Losses	Unearned	Net Premiums	Investment	LAE	Acquisition	Premium	Administrative
Year-ended December 31, 2011	Costs	and LAE	Premiums	Earned	Income	expenses	Expenses	Written	Expenses

Reinsurance	$88.2	$2,770.0	$393.3	$1,108.3		$1,083.3	$197.7	$1,098.1	$109.8
Insurance	112.3	1,328.6	435.0	780.2		472.7	149.3	831.0	125.7

Total	$200.5	$4,098.6	$828.3	$1,888.5	$225.6	$1,556.0	$347.0	$1,929.1	$235.5

			Net
	Deferred	Net	Reserves						General
	Policy	Reserves	for		Net	Losses and	Policy	Net	and
	Acquisition	for Losses	Unearned	Net Premiums	Investment	LAE	Acquisition	Premium	Administrative
Year-ended December 31, 2010	Costs	and LAE	Premiums	Earned	Income	Expenses	Expenses	Written	Expenses

Reinsurance	$93.8	$2,243.9	$460.3	$1,141.8		$693.5	$202.4	$1,118.5	$112.3
Insurance	73.0	1,296.7	336.3	757.1		555.2	126.1	772.6	99.4

Total	$166.8	$3,540.6	$796.6	$1,898.9	$232.0	$1,248.7	$328.5	$1,891.1	$211.7

			Net
	Deferred	Net	Reserves						General
	Policy	Reserves	for		Net	Losses and	Policy	Net	and
	Acquisition	Losses	Unearned	Net Premiums	Investment	LAE	Acquisition	Premium	Administrative
Year-ended December 31, 2009	Costs	and LAE	Premiums	Earned	Income	Expenses	Expenses	Written	Expenses

Reinsurance	$76.8	$1,988.4	$424.1	$1,108.1		$467.3	$214.6	$1,116.7	$97.5
Insurance	88.7	1,021.2	379.7	714.9		480.8	119.5	720.1	100.7

Total	$165.5	$3,009.6	$803.8	$1,823.0	$248.5	$948.1	$334.1	$1,836.8	$198.2

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV — REINSURANCE
For the Twelve Months Ended December 31, 2011, 2010 and 2009

Premiums Written

	Direct	Assumed	Ceded	Net Amount
		($ in millions)

2011	$1,020.3	$1,187.5	$(278.7)	$1,929.1
2010	$914.6	$1,162.2	$(185.7)	$1,891.1
2009	$641.6	$1,425.5	$(230.3)	$1,836.8

Premiums Earned

					Percentage of
			Assumed From		Amount
		Ceded to Other	Other		Assumed
	Gross Amount	Companies	Companies	Net Amount	to Net
		($ in millions. except for percentages)

2011	$950.5	$(252.6)	$1,190.6	$1,888.5	63.0%
2010	$907.9	$(195.4)	$1,186.4	$1,898.9	62.5%
2009	$616.2	$(212.4)	$1,419.2	$1,823.0	77.8%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2011, 2010 and 2009

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Year	Expenses	Accounts	Deductions	End of Year
	($ in millions)

2011
Premiums receivable from underwriting activities	$1.5	$(1.5)	—	—	$—
Reinsurance	$0.2	—	—	—	$0.2
2010
Premiums receivable from underwriting activities	$1.4	$0.1	—	—	$1.5
Reinsurance	$0.2	—	—	—	$0.2
2009
Premiums receivable from underwriting activities	—	$1.4	—	—	$1.4
Reinsurance	$0.2	—	—	—	$0.2