Form 10-Q
period 2012-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2012-05-07
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, there were 71,517,845 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2012 (Unaudited) and December 31, 2011

($ in millions, except share and per share amounts)

	As at March 31, 2012	As at December 31, 2011
	(Unaudited)	(As Adjusted)
ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,133.8 and $5,099.7)	$5,444.6	$5,425.8
Fixed income maturities, trading at fair value (amortized cost — $379.0 and $380.4)	397.5	394.4
Equity securities, available for sale at fair value (cost — $174.8 and $169.8)	188.1	179.5
Other investments, equity method	33.1	33.1
Short-term investments, available for sale at fair value (amortized cost — $423.5 and $298.2)	423.5	298.2
Short-term investments, trading at fair value (amortized cost — $10.3 and $4.1)	10.3	4.1

Total investments	6,497.1	6,335.1
Cash and cash equivalents	1,173.3	1,239.1
Reinsurance recoverables
Unpaid losses	455.4	426.6
Ceded unearned premiums	175.3	87.8
Receivables
Underwriting premiums	1,061.2	894.4
Other	70.2	69.7
Funds withheld	86.9	90.7
Deferred policy acquisition costs(1)	215.3	184.5
Derivatives at fair value	0.9	1.3
Receivable for securities sold	2.0	1.1
Office properties and equipment	58.5	53.9
Tax recoverable	20.3	19.5
Other assets	31.1	36.8
Intangible assets	19.7	20.0

Total assets(1)	$9,867.2	$9,460.5

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2012 (Unaudited) and December 31, 2011

($ in millions, except share and per share amounts)

	As at March 31, 2012	As at December 31, 2011
	(Unaudited)	(As Adjusted)
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,585.7	$4,525.2
Unearned premiums	1,146.3	916.1

Total insurance reserves	5,732.0	5,441.3
Payables
Reinsurance premiums	192.2	155.8
Deferred taxation	22.9	18.5
Accrued expenses and other payables	208.9	187.8
Liabilities under derivative contracts	1.3	2.1

Total payables	425.3	364.2
Long-term debt	499.0	499.0

Total liabilities	$6,656.3	$6,304.5

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 71,495,852 shares of par value 0.15144558¢ each (December 31, 2011 — 70,655,698)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2011 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2011 — 5,327,500)	—	—
Non-controlling interest	0.3	0.4
Additional paid-in capital	1,390.8	1,385.0
Retained earnings(1)	1,404.1	1,341.6
Accumulated other comprehensive income, net of taxes	415.6	428.9

Total shareholders’ equity(1)	3,210.9	3,156.0

Total liabilities and shareholders’ equity(1)	$9,867.2	$9,460.5

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
Revenues
Net earned premium	$495.4	$452.4
Net investment income	52.4	55.5
Net realized and unrealized investment gains	9.0	8.4
Net realized and unrealized foreign exchange gains	7.7	6.4

Total Revenues	564.5	522.7

Expenses
Losses and loss adjustment expenses	284.0	528.9
Policy acquisition expenses	96.1	81.4
General, administrative and corporate expenses(1)	84.8	62.5
Change in fair value of derivatives	7.5	3.4
Interest on long-term debt	7.7	7.7
Other expenses	0.3	8.1

Total Expenses	480.4	692.0

Income/(loss) from operations before income tax	84.1	(169.3)
Income tax (expense)/credit	(5.4)	16.5

Net Income/(Loss)(1)	$78.7	$(152.8)

Other Comprehensive Income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	(0.9)	(7.0)
Change in net unrealized gains on available for sale securities held	(10.9)	(21.5)
Amortization of loss on derivative contract	—	0.1
Change in foreign currency translation adjustment	(1.5)	5.6

Other comprehensive (loss)	(13.3)	(22.8)

Comprehensive Income/(Loss)(1)	$65.4	$(175.6)

Per share data
Weighted average number of ordinary shares & share equivalents(2)
Basic	70,943,997	70,551,859
Diluted	73,832,734	70,551,859
Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$1.03	$(2.25)

Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$0.99	$(2.25)

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

(2)	The basic and diluted number of ordinary shares for the three months ended March 31, 2011 in the table above is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	0.4	0.5
Change for the period	(0.1)	(0.2)

End of period	0.3	0.3

Additional paid-in capital
Beginning of period	1,385.0	1,388.3
New ordinary shares issued	1.3	0.5
Ordinary shares repurchased and cancelled	—	(1.7)
Share-based compensation	4.5	1.1

End of period	1,390.8	1,388.2

Retained earnings
Beginning of period(1)	1,341.6	1,517.0
Net (loss)/income for the period(1)	78.7	(152.8)
Dividends on ordinary shares	(10.6)	(10.6)
Dividends on preference shares	(5.7)	(5.7)
Proportion due to non-controlling interest	0.1	0.2

End of period(1)	1,404.1	1,348.1

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of period	124.2	113.4
Change for the period, net of income tax	(1.5)	5.6

End of period	122.7	119.0

Loss on derivatives, net of taxes:
Beginning of period	(0.7)	(1.0)
Reclassification to interest payable	—	0.1

End of period	(0.7)	(0.9)

Unrealized appreciation on investments, net of taxes:
Beginning of period	305.4	211.9
Change for the period, net of taxes	(11.8)	(28.5)

End of period	293.6	183.4

Total accumulated other comprehensive income, net of taxes	415.6	301.5

Total shareholders’ equity(1)	$3,210.9	$3,038.2

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
Cash flows from operating activities:
Net income/(loss)(1)	$78.7	$ (152.8)
Income/(loss) due to non-controlling interest	0.1	(0.2)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8.0	7.1
Share-based compensation	4.5	1.1
Net realized and unrealized investment and foreign exchange (gains)	(8.1)	(8.4)
Loss on derivative contracts	—	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	40.7	357.8
Unearned premiums	226.0	138.9
Reinsurance recoverables:
Unpaid losses	(27.8)	(51.7)
Ceded unearned premiums	(87.1)	(83.5)
Other receivables	(0.5)	—
Deferred policy acquisition costs(1)	(30.2)	(21.5)
Reinsurance premiums payable	35.4	112.7
Funds withheld	3.8	(3.0)
Premiums receivable	(164.2)	(110.5)
Deferred taxes	(4.4)	0.4
Income tax payable	8.1	(18.7)
Accrued expenses and other payable	10.7	(13.3)
Fair value of derivatives and settlement of liabilities under derivatives	(0.5)	2.4
Intangible assets	0.3	—
Other assets	5.9	(2.2)

Net cash from operating activities	$99.4	$154.7

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
Cash flows (used in) investing activities:
(Purchases) of fixed income maturities — Available for sale	$(421.0)	$(643.6)
(Purchases) of fixed income maturities — Trading	(58.6)	(230.9)
Purchases of equity securities	(18.5)	(171.1)
Sales of equity securities	16.3	—
Proceeds from sales and maturities of fixed income maturities — Available for sale	394.3	487.1
Proceeds from sales and maturities of fixed income maturities — Trading	66.1	264.4
Net (purchases)/sales of short-term investments	(128.6)	106.5
Net change in (payable)/receivable for securities (purchased)/sold	1.4	(22.2)
Purchase of equipment	(7.7)	(5.0)

Net cash (used in) investing activities	(156.3)	(214.8)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	1.3	0.5
Ordinary shares repurchased	—	(1.7)
Dividends paid on ordinary shares	(10.6)	(10.6)
Dividends paid on preference shares	(5.7)	(5.7)

Net cash (used in) financing activities	(15.0)	(17.5)

Effect of exchange rate movements on cash and cash equivalents	6.1	15.4

(Decrease) in cash and cash equivalents	(65.8)	(62.2)
Cash and cash equivalents at beginning of period	1,239.1	1,179.1

Cash and cash equivalents at end of period	$1,173.3	$1,116.9

Supplemental disclosure of cash flow information:
Cash (received)/paid during the period for income tax (credit)/expense	$(0.1)	$0.4
Cash paid during the period for interest on long-term debt	$7.5	$7.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”), (collectively, the “Operating Subsidiaries”). References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its wholly-owned subsidiaries.

2.    Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date adjusted for the adoption of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

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

New Accounting Policies Adopted in 2012

In 2010, the Financial Accounting Standard Board (“FASB”) issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” which requires costs incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisition costs, effective for the 2012 interim and annual reporting period. This decision requires us to expense the proportion of our general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. We adopted this standard for the first time on January 1, 2012 and followed the full retrospective method permitted by the FASB which requires prior periods to be represented.

The provisions of the standard have increased general, administrative and corporate expenses by $1.1 million in the three months ended March 31, 2012 and reduced closing retained earnings for the period ended March 31, 2012 by an aggregate $17.1 million. The brought forward accumulated operating deferred acquisition costs as at December 31, 2011 were reduced by $16.0 million due to a write down of previously deferred costs and resulted in a corresponding reduction in retained earnings brought forward.

The adoption of the standard has required the comparative data to be restated as follows:

Consolidated Balance Sheet	As at December 31, 2011
	As Published	As Adjusted
	($ in millions)
Assets
Deferred policy acquisition costs (disclosed and adjusted)	$200.5	$184.5

Shareholders’ equity
Retained earnings (disclosed and adjusted)	$1,357.6	$1,341.6

Consolidated Statement of Shareholders’ Equity	Three Months Ended March 31, 2011
	As Published	As Adjusted
	($ in millions)
Retained earnings
Beginning of the period (disclosed and adjusted)	$1,528.7	$1,517.0
Net (loss) for the period (disclosed and adjusted)	(151.7)	(152.8)
Dividends on ordinary shares (disclosed and adjusted)	(10.6)	(10.6)
Dividends on preference shares (disclosed and adjusted)	(5.7)	(5.7)
Proportion due to non-controlling interest (disclosed and adjusted)	0.2	0.2

End of period (disclosed and adjusted)	$1,360.9	$1,348.1

Consolidated Statement of Operations	Three Months Ended March 31, 2011
	As Published	As Adjusted
	($ in millions)
Expenses
General, administrative and corporate expenses (disclosed and adjusted)	$61.4	$62.5

Consolidated Statement of Cash Flows	Three Months Ended March 31, 2011
	As Published	As Adjusted
	($ in millions)
Net (loss) (disclosed and adjusted)	$(151.7)	$(152.8)
Deferred policy acquisition costs (disclosed and adjusted)	(22.6)	(21.5)

Earnings Per Share

The above standard has also resulted in a change to the calculations of earnings per share as follows:

Three Months Ended March 31, 2011
($ in millions except for per share amounts)
Net (loss) as reported	$(151.7)
Preference dividends	(5.7)

Basic and diluted net (loss) available to ordinary shareholders	(157.4)
Additional deferred acquisition costs expensed	(1.1)

Adjusted basic and diluted net loss available to ordinary shareholders	$(158.5)

Basic weighted average ordinary shares	70,551,859
Weighted average effect of diluted securities	—

Total diluted weighted average ordinary shares	70,551,859

Reported basic loss per ordinary share	$(2.23)

Reported diluted loss per ordinary share	$(2.23)

Adjusted basic loss per ordinary share	$(2.25)

Adjusted diluted loss per ordinary share	$(2.25)

If the above standard had not been adopted, the basic earnings per ordinary share adjusted for preference share dividends for the three months ended March 31, 2012 would be $1.04 (March 31, 2011 — loss of $2.23) and the diluted earnings per ordinary share adjusted for preference share dividends would be $1.00 (March 31, 2011 — loss of $2.23).

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The standard requires comprehensive income to be reported in either a single statement, which the Company has implemented, or in two consecutive statements including the components of net income, the components of other comprehensive income and total comprehensive income. The Company has adopted this standard for the current reporting quarter.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This decision requires the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company’s valuation process. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011 with early adoption prohibited. This does not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The ASU retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The provisions of the new guidance are not expected to have a material impact on the Company’s consolidated financial statements.

3.    Acquisitions

There were no acquisition-related transactions during the three months ended March 31, 2012.

4.    Earnings Per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen’s ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
	($ in millions, except share and per share amounts)
Earnings
Basic
Net income/(loss) as reported(1)	$78.7	$(152.8)
Preference dividends	(5.7)	(5.7)

Basic and diluted net income/(loss) available to ordinary shareholders(1)	$73.0	$(158.5)

Ordinary shares
Basic weighted average ordinary shares	70,943,997	70,551,859
Weighted average effect of dilutive securities(2)	2,888,737	—

Total diluted weighted average ordinary shares	73,832,734	70,551,859

Earnings/(loss) per ordinary share
Basic	$1.03	$(2.25)

Diluted	$0.99	$(2.25)

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

(2)	The basic and diluted number of ordinary shares for the three months ended March 31, 2011 in the table above is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program and restricted stock units as described in Note 12.

Dividends.    On April 25, 2012, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.17	May 25, 2012	May 10, 2012
5.625% preference shares	$0.703125	July 1, 2012	June 15, 2012
7.401% preference shares	$0.462563	July 1, 2012	June 15, 2012
7.250% preference shares	$0.4028	July 1, 2012	June 15, 2012

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

Reinsurance Segment.    Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance Segment.    Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segment — Insurance” in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Non-underwriting Disclosures.    We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expense, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our segment operations. They include group executive costs, group finance costs, legal and actuarial costs, non-underwriting share-based compensation and certain strategic costs including new teams before they commence underwriting.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$474.2	$307.9	$782.1
Net written premiums	429.5	204.0	633.5
Gross earned premiums	290.2	266.9	557.1
Net earned premiums	271.0	224.4	495.4
Underwriting Expenses
Losses and loss adjustment expenses	135.6	148.4	284.0
Policy acquisition expenses	51.8	44.3	96.1
General and administrative expenses	29.0	41.4	70.4

Underwriting income/(loss)	54.6	(9.7)	44.9

Corporate expenses			(14.4)
Net investment income			52.4
Net realized and unrealized investment gains			9.0
Change in fair value of derivatives			(7.5)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange gains			7.7
Other (expense)			(0.3)

Net profit before tax			$84.1

Net reserves for loss and loss adjustment expenses	$2,743.0	$1,387.3	$4,130.3

Ratios
Loss ratio	50.0%	66.1%	57.3%
Policy acquisition expense ratio	19.1	19.7	19.4
General and administrative expense ratio(1)	10.7	18.4	17.1
Expense ratio	29.8	38.1	36.5

Combined ratio	79.8%	104.2%	93.8%

(1)	The total general and administrative expense ratio includes the impact from corporate expenses.

	Three Months Ended March 31, 2011
	Reinsurance	Insurance	Total
	(As Adjusted, $ in millions)
Underwriting Revenues
Gross written premiums	$437.1	$234.2	$671.3
Net written premiums	388.4	121.2	509.6
Gross earned premiums	284.8	224.0	508.8
Net earned premiums	272.0	180.4	452.4
Underwriting Expenses
Losses and loss adjustment expenses	410.1	118.8	528.9
Policy acquisition expenses	49.4	32.0	81.4
General and administrative expenses(1)	25.0	29.8	54.8

Underwriting (loss)(1)	(212.5)	(0.2)	(212.7)

Corporate expenses			(7.7)
Net investment income			55.5
Realized and unrealized investment gains			8.4
Change in fair value of derivatives			(3.4)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange gains			6.4
Other (expense)			(8.1)

Net (loss) before tax(1)			$(169.3)

Net reserves for loss and loss adjustment expenses	$2,594.3	$1,301.0	$3,895.3

Ratios
Loss ratio	150.8%	65.9%	116.9%
Policy acquisition expense ratio	18.2	17.7	18.0
General and administrative expense ratio(1)(2)	9.2	16.5	13.8
Expense ratio(1)	27.4	34.2	31.8

Combined ratio(1)	178.2%	100.1%	148.7%

(1)	The application of ASU 2010-26 has resulted in a net $1.1 million increase in the general, administrative and corporate expenses for the three months ended March 31, 2011. For more information, refer to Note 2 of these financial statements.

(2)	The total general and administrative expense ratio includes the impact from corporate expenses.

6.    Investments

Fixed Income Maturities, Short-Term Investments and Equities-Available For Sale.    The following presents the cost or amortized cost, gross unrealized gains and losses and estimated fair value of available for sale investments in fixed maturities, short-term investments and equities as at March 31, 2012 and December 31, 2011:

	As at March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$852.6	$45.8	$(0.6)	$897.8
U.S. Agency	309.2	22.1	—	331.3
Municipal	36.6	2.1	—	38.7
Corporate	1,757.8	132.4	(1.1)	1,889.1
FDIC Guaranteed Corporate	63.5	0.1	—	63.6
Non-U.S. Government-backed Corporate	154.7	3.8	—	158.5
Foreign Government	594.2	25.4	(0.1)	619.5
Asset-backed	58.9	4.5	—	63.4
Non-agency Commercial Mortgage-backed	75.4	9.2	—	84.6
Agency Mortgage-backed	1,230.9	67.5	(0.3)	1,298.1

Total Fixed Income Maturities — Available for Sale	5,133.8	312.9	(2.1)	5,444.6
Total Short-term Investments — Available for Sale	423.5	—	—	423.5
Total Equity Securities — Available for Sale	174.8	18.4	(5.1)	188.1

Total	$5,732.1	$331.3	$(7.2)	$6,056.2

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$873.9	$58.5	$—	$932.4
U.S. Agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC Guaranteed Corporate	72.5	0.4	—	72.9
Non-U.S. Government-backed Corporate	163.9	3.9	—	167.8
Foreign Government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency Commercial Mortgage-backed	77.1	8.3	—	85.4
Agency Mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total Fixed Income Maturities — Available for Sale	5,099.7	330.1	(4.0)	5,425.8
Short-Term Investments — Available for Sale	298.2	—	—	298.2
Total Equity Securities — Available for Sale	169.8	15.1	(5.4)	179.5

Total	$5,567.7	$345.2	$(9.4)	$5,903.5

The scheduled maturity distribution of available for sale fixed income maturity securities as at March 31, 2012 and December 31, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2012
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$693.9	$702.8	AA
Due after one year through five years	1,939.0	2,042.3	AA
Due after five years through ten years	1,047.1	1,152.9	AA–
Due after ten years	88.6	100.5	AA–

Subtotal	3,768.6	3,998.5
Non-agency Commercial Mortgage-backed	75.4	84.6	AA+
Agency Mortgage-backed	1,230.9	1,298.1	AA+
Other Asset-backed	58.9	63.4	AAA

Total Fixed Income Maturities — Available for Sale	$5,133.8	$5,444.6

	As at December 31, 2011
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$726.0	$732.9	AA+
Due after one year through five years	1,955.0	2,057.9	AA
Due after five years through ten years	997.9	1,112.3	AA–
Due after ten years	91.4	108.0	AA–

Subtotal	3,770.3	4,011.1
Non-agency Commercial Mortgage-backed	77.1	85.4	AA+
Agency Mortgage-backed	1,195.9	1,268.3	AA+
Other Asset-backed	56.4	61.0	AAA

Total Fixed Income Maturities — Available for Sale	$5,099.7	$5,425.8

Fixed Income Maturities — Trading.    The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of trading investments in fixed maturities as at March 31, 2012 and December 31, 2011:

	As at March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$37.5	$0.2	$(0.3)	$37.4
U.S. Agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	324.5	18.3	(0.9)	341.9
Foreign Government	12.0	0.9	—	12.9
Asset Backed	0.6	—	—	0.6

Total Fixed Income Maturities — Trading	$379.0	$19.7	$(1.2)	$397.5

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$30.3	$2.0	$—	$32.3
U.S. Agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign Government	7.1	0.3	—	7.4
Asset Backed	0.7	—	—	0.7

Total Fixed Income Maturities — Trading	$380.4	$18.2	$(4.2)	$394.4

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.

Gross Unrealized Loss.    The following tables summarize as at March 31, 2012 and December 31, 2011, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio:

	As at March 31, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. Government	$103.3	$(0.6)	$—	$—	$103.3	$(0.6)	27
U.S. Agency	8.4	—	—	—	8.4	—	6
Foreign Government	41.8	(0.1)	2.0	—	43.8	(0.1)	20
Municipal	3.0	—	—	—	3.0	—	2
Corporate	105.7	(1.0)	5.8	(0.1)	111.5	(1.1)	77
Non-U.S. Government-backed Corporate	18.1	—	0.9	—	19.0	—	15
Asset-backed	2.1	—	—	—	2.1	—	7
Non-agency Commercial Mortgage-backed	—	—	0.4	—	0.4	—	1
FDIC Guaranteed Corporate	2.0	—	—	—	2.0	—	1
Agency Mortgage-backed	111.9	(0.3)	0.1	—	112.0	(0.3)	32

Total Fixed Income Maturities — Available for Sale	396.3	(2.0)	9.2	(0.1)	405.5	(2.1)	188
Total Short-term Investments — Available for Sale	21.3	—	—	—	21.3	—	8
Total Equity Securities — Available for Sale	36.0	(4.4)	7.8	(0.7)	43.8	(5.1)	59

Total	$453.6	$(6.4)	$17.0	$(0.8)	$470.6	$(7.2)	255

	As at December 31, 2011
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. Government	$6.3	$—	$—	$—	$6.3	$—	2
U.S. Agency	2.7	—	—	—	2.7	—	1
Municipal	2.4	—	—	—	2.4	—	1
Foreign Government	14.6	(0.1)	—	—	14.6	(0.1)	7
Corporate	133.7	(3.4)	11.1	(0.4)	144.8	(3.8)	96
Non-U.S. Government-backed Corporate	17.4	—	3.4	—	20.8	—	14
Asset-backed	8.2	—	—	—	8.2	—	20
Agency Mortgage-backed	24.4	(0.1)	0.1	—	24.5	(0.1)	11
FDIC Guaranteed Corporate	2.0	—	—	—	2.0	—	1
Non-agency Commercial Mortgage-backed	0.4	—	0.7	—	1.1	—	2

Total Fixed Income Maturities — Available for Sale	212.1	(3.6)	15.3	(0.4)	227.4	(4.0)	155
Total Short-term Investments — Available for Sale	18.1	—	—	—	18.1	—	9
Total Equity Securities — Available for Sale	37.5	(5.4)	—	—	37.5	(5.4)	15

Total	$267.7	$(9.0)	$15.3	$(0.4)	$283.0	$(9.4)	179

Other-than-temporary impairments (“OTTI”).    A security is impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

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

We review all of our fixed maturities on an individual security basis for potential impairment each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total other-than-temporary impairment charge for the three months ended March 31, 2012 was $Nil (2011 — $Nil).

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

Other Investments.    Other investments represent the Company’s investment in Cartesian Iris Offshore Fund L.P (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer. The Company has accounted for its investment in Cartesian in accordance with the equity method of accounting. The Company is not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value.

In the three months ended March 31, 2012, our share of gains and losses increased the value of our investment by $Nil (2011 — $0.1 million). The change in value has been recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding our investment in Cartesian, refer to “Notes to Audited Consolidated Financial Statements — Investments” in the Company’s 2011 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.

The tables below show our other investments for the three months ended March 31, 2012 and twelve months ended December 31, 2011:

	Three Months Ended March 31, 2012
	Opening Undistributed Fair Value of Investment	Unrealized Gain	Carrying Value	Funds Distributed	Closing Undistributed Fair Value of Investment
	($ in millions)
Cartesian Iris Offshore Fund L.P.	$33.1	$—	$33.1	$—	$33.1

	Twelve Months Ended December 31, 2011
	Opening Undistributed Fair Value of Investment	Unrealized Gain	Carrying Value	Funds Distributed	Closing Undistributed Fair Value of Investment
	($ in millions)
Cartesian Iris Offshore Fund L.P.	$30.0	$3.1	$33.1	$—	$33.1

Investment Purchases and Sales.    The following table summarizes investment purchases, sales and maturities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	($ in millions)
Purchases of fixed income maturities — Available for sale	$421.0	$643.6
Purchases of fixed income maturities — Trading portfolio	58.6	230.9
Net purchases of equity securities	2.2	171.1
(Proceeds) from sales and maturities of fixed income maturities — Available for sale	(394.3)	(487.1)
(Proceeds) from sales and maturities of fixed income maturities — Trading portfolio	(66.1)	(264.4)
Net change in payable/(receivable) for securities purchased/(sold)	(1.4)	22.2
Net (sales)/purchases of short-term investments	128.6	(106.5)

Net purchases for the period	$148.6	$209.8

Investment Income.    The following table summarizes investment income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	($ in millions)
Fixed income maturities — Available for sale	$46.8	$51.2
Fixed income maturities — Trading portfolio	4.2	4.4
Short-term investments — Available for sale	1.7	0.3
Fixed term deposits (included in cash and cash equivalents)	0.4	1.1
Equity securities	1.4	0.2

Total	$54.5	$57.2
Investments expenses	(2.1)	(1.7)

Net investment income	$52.4	$55.5

The following table summarizes the net realized and unrealized investment gains and losses, and the change in unrealized gains and losses on investments recorded in shareholders’ equity and in comprehensive income:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	($ in millions)
Available for sale short-term investments, fixed income maturities and equity securities:
Gross realized gains	$3.7	$11.8
Gross realized (losses)	(1.5)	(3.5)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	2.5	3.3
Gross realized (losses)	(0.2)	(1.4)
Net change in gross unrealized gains/(losses)	4.5	(1.9)
Other investments:
Gross realized and unrealized gains in Cartesian Iris Offshore Fund	—	0.1

Net realized and unrealized investment gains	$9.0	$8.4

Change in available for sale unrealized gains/(losses):
Fixed income maturities	(15.2)	(35.6)
Equity securities	3.6	2.2

Total change in pre-tax available for sale unrealized gains/(losses)	$(11.6)	$(33.4)

Change in taxes	(0.2)	4.9

Total change in unrealized gains/(losses), net of taxes	$(11.8)	$(28.5)

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

Our fixed income securities are traded on the over-the-counter market, based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for U.S. Treasury securities, over the yield curve. We use a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in our portfolio do not use significant unobservable inputs or modeling techniques. Please refer to Note 6 of these financial statements for additional information on our fixed income investment portfolio.

Equity securities include U.S. and foreign equity securities which are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

The following tables present the level within the fair value hierarchy at which our financial assets and liabilities are measured on a recurring basis at March 31, 2012 and December 31, 2011.

	As at March 31, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. Government	$897.8	$—	$897.8
U.S. Government Agency	—	331.3	331.3
Municipal	—	38.7	38.7
Foreign Government	473.0	146.5	619.5
Non-agency Commercial Mortgage-backed	—	84.6	84.6
Agency Mortgage-backed	—	1,298.1	1,298.1
Asset-backed	—	63.4	63.4
Corporate	—	1,889.1	1,889.1
FDIC Guaranteed Corporate	—	63.6	63.6
Bonds backed by Foreign Government	—	158.5	158.5

Total fixed income maturities available for sale, at fair value	$1,370.8	$4,073.8	$5,444.6
Short-term investments available for sale, at fair value	391.3	32.2	423.5
Equity investments available for sale, at fair value	188.1	—	188.1
Held for trading financial assets, at fair value
U.S. Government	$37.4	$—	$37.4
U.S. Government Agency	—	1.8	1.8
Municipal	—	2.9	2.9
Foreign Government	4.2	8.7	12.9
Asset-backed	—	0.6	0.6
Corporate	—	341.9	341.9

Total fixed income maturities trading, at fair value	$41.6	$355.9	$397.5
Short-term investments trading, at fair value	9.6	0.7	10.3
Other financial assets and liabilities, at fair value
Derivatives at Fair Value	—	0.9	0.9
Liabilities under Derivative Contracts	—	(1.3)	(1.3)

Total	$2,001.4	$4,462.2	$6,463.6

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 and no assets or liabilities were classified as Level 3.

	As at December 31, 2011
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. Government	$932.4	$—	$932.4
U.S. Government Agency	—	295.5	295.5
Municipal	—	35.6	35.6
Foreign Government	548.8	111.6	660.4
Non-agency Commercial Mortgage-backed	—	85.4	85.4
Agency Mortgage-backed	—	1,268.3	1,268.3
Asset-backed	—	61.0	61.0
Corporate	—	1,846.5	1,846.5
FDIC Guaranteed Corporate	—	72.9	72.9
Bonds backed by Foreign Government	—	167.8	167.8

Total fixed income maturities available for sale, at fair value	$1,481.2	$3,944.6	$5,425.8
Short-term investments available for sale, at fair value	270.6	27.6	298.2
Equity investments available for sale, at fair value	179.5	—	179.5
Held for trading financial assets, at fair value
U.S. Government	$32.3	$—	$32.3
U.S. Government Agency	—	1.8	1.8
Municipal	—	2.9	2.9
Foreign Government	4.1	3.3	7.4
Asset-backed	—	0.7	0.7
Corporate	—	349.3	349.3

Total fixed income maturities trading, at fair value	$36.4	$358.0	$394.4
Short-term investments trading, at fair value	3.4	0.7	4.1
Other financial assets and liabilities, at fair value
Derivatives at Fair Value	—	1.3	1.3
Liabilities under Derivative Contracts	—	(2.1)	(2.1)

Total	$1,971.1	$4,330.1	$6,301.2

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2011 and no assets or liabilities were classified as Level 3.

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

The largest concentrations of reinsurance recoverables as at March 31, 2012, were with Lloyd’s syndicates and with Aeolus Re which is not currently rated, but the recoverable amount is fully collateralized. Balances with Lloyd’s and Aeolus Re represented 25.7% and 15.6%, respectively, of reinsurance recoverables (December 31, 2011 — 26.9% and 15.8%).

9.    Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2012 and December 31, 2011:

		As at March 31, 2012			As at December 31, 2011
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$1,000.0	$0.9	(1)	$—	$—
Interest Rate Swaps	Liabilities under Derivative Contracts	$—	$—		$1,000.0	$(2.1	)(1)
Forward Exchange Contracts	Liabilities under Derivative Contracts	$260.3	$(1.3	)(2)	$—	$—
Forward Exchange Contracts	Derivatives at Fair Value	$—	$—		$192.4	$1.3	(2)

(1)	Net of $44.6 million of cash collateral provided to counterparties as security for our net liability position (December 31, 2011 — $43.7 million).
(2)	At March 31, 2011, forward exchange contracts with a positive fair value totaled $2.7 million (December 31, 2011 — $1.4 million). Forward exchange contracts with a negative fair value totaled $4.0 million (December 31, 2011 — $0.1 million).

The following table provides the unrealized and realized gains/(losses) recorded in earnings for the three months ended March 31, 2012 and 2011:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income Three Months Ended
		March 31, 2012	March 31, 2011
		($ in millions)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$(4.0)	$(3.5)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(3.5)	$0.1

Foreign Exchange Contracts.    The Company uses forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies but rather allow it to establish a rate of exchange for a future point in time.

As at March 31, 2012, we held thirteen foreign currency derivative contracts to purchase $260.3 million of foreign currencies. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2012, the impact of foreign currency contracts on net income was a charge of $4.0 million (March 31, 2011 — three forward contracts resulting in a charge of $3.5 million).

Interest Rate Swaps.    As at March 31, 2012, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2011 — $1.0 billion) that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three months ended March 31, 2012, there was a charge in respect of the interest rate swaps of $3.5 million (March 31, 2011 — credit of $0.1 million).

As at March 31, 2012, cash collateral with a fair value of $44.6 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). As at March 31, 2012, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2011 — $Nil). In accordance with FASB ASC 860 “Topic Transfers and Servicing”, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. In the three months ended March 31, 2012, no amount was recorded in our balance sheet for the pledged assets.

As a result of the application of derivative accounting guidance, none of the derivatives mentioned above meet the requirements for hedge accounting. Changes in the estimated fair value are therefore included in the consolidated statement of operations.

10.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2012 and twelve months ended December 31, 2011:

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Provision for losses and LAE at the start of the year	$4,525.2	$3,820.5
Less reinsurance recoverable	(426.6)	(279.9)

Net loss and LAE at the start of the year	4,098.6	3,540.6

Net loss and LAE expenses (disposed)	(8.8)	(20.6)

Provision for losses and LAE for claims incurred:
Current year	321.0	1,648.3
Prior years	(37.0)	(92.3)

Total incurred	284.0	1,556.0

Losses and LAE payments for claims incurred:
Current year	(33.0)	(269.3)
Prior years	(227.8)	(712.9)

Total paid	(260.8)	(982.2)

Foreign exchange losses	17.3	4.8

Net losses and LAE reserves at period end	4,130.3	4,098.6
Plus reinsurance recoverable on unpaid losses at period end	455.4	426.6

Provision for losses and LAE at March 31, 2012 and December 31, 2011	$4,585.7	$4,525.2

For the three months ended March 31, 2012, there were reserve releases of $37.0 million compared to $21.9 million for the three months ended March 31, 2011 in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” — “Reserves for Losses and Loss Adjustment Expenses” below. The $8.8 million net loss and LAE expenses disposed in the three months ended March 31, 2012 (twelve months ended December 31, 2011 — $20.6 million) relates to commuted contracts.

11.    Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at March 31, 2012 and December 31, 2011:

	As at March 31, 2012		As at December 31, 2011
	Number	$ in Thousands	Number	$ in Thousands
Authorized Share Capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital:
Issued ordinary shares of 0.15144558¢ per share	71,495,852	108	70,655,698	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8

Total issued share capital		123		122

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $363.2 million (2011 — $363.2 million) less issue costs of $9.6 million (2011 — $9.6 million).

	As at March 31, 2012	As at December 31, 2011
	($ in millions)	($ in millions)
Additional paid-in capital	$1,390.8	$1,385.0

Ordinary Shares.    The following table summarizes transactions in the Company’s ordinary shares during the three-month period ended March 31, 2012:

Number of Shares
Shares in issue at December 31, 2011	70,655,698
Share transactions in the three months ended March 31, 2012:
Shares issued to the Names’ Trustee upon exercise of investor options (refer to Note 12)	43,602
Shares issued to employees under the share incentive plan	755,331
Shares issued to non-employee directors	41,221

Shares in issue at March 31, 2012	71,495,852

12.    Share Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, the employee incentive plan and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.

Investor Options.    The investor options were issued on June 21, 2002 in connection with the transfer to us of part of the operations of Wellington Underwriting plc (“Wellington”), our predecessor company. The

Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of the Lloyd’s syndicate managed by Wellington (“the Wellington Names”).

All of the options issued to Wellington were exercised on March 28, 2007 resulting in the issuance of 426,083 ordinary shares by the Company.

The options issued to the Wellington Names are held for their benefit by Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”). The subscription price payable under the options is initially £10 and increases by 5% per annum, less any dividends paid. Option holders are not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. If not exercised, the options will expire after a period of ten years. During the three months ended March 31, 2012, the Names’ Trustee exercised 142,025 options on a cash and cashless basis (2011 — 539,823 options).

Employee and Non-Executive Director Awards.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the period (2011 — Nil) and 9,914 options were exercised in the three months ended March 31, 2012 (2011 — 9,208). No charges against income were made in respect of employee options for the three months ended March 31, 2012 (2011 — $Nil).

Restricted share units (“RSU’s”) granted to employees vest equally over a two or three-year period, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three months ended March 31, 2012, the Company granted to employees 345,852 restricted share units (2011 — 105,234), with 6,373 RSU’s subsequently forfeited. In the case of non-employee directors, one-twelfth of the RSU’s vest on each one month anniversary of the date of grant, with 100% of the RSU’s becoming vested on the first anniversary of the date of grant. On February 2, 2012 (with a grant date of February 8, 2012), the Board of Directors approved a total of 29,071 RSU’s for the non-employee directors (February 9, 2011 — 23,408) and 17,705 RSU’s to the Chairman (February 9, 2011 — 16,722). Compensation costs charged against income in respect of restricted share units for the three months ended March 31, 2012 were $1.7 million (2011 — $2.5 million).

2012 Performance Shares.    On February 2, 2012, the Compensation Committee approved the grant of 334,125 performance shares with a grant date of February 8, 2012 with 18,597 subsequently forfeited (February 9, 2011 — 853,223; March 21, 2011 — 31,669 ). The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the diluted BVPS growth achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e. 33.33% of the initial grant). If the diluted BVPS growth achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the diluted BVPS growth achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2013 and 2014 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (or in the case of the 2012 portion of the grant and the average BVPS of less than 5%), then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee, the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2012) is the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three months ended March 31, 2012 in respect of performance shares were $3.3 million (2011 — credit of $0.1 million).

2012 Phantom Shares.    On February 2, 2012, the Compensation Committee approved the grant of 278,143 phantom shares with a grant date of February 8, 2012. The phantom shares will be subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2012 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

The fair value of the phantom shares is based on the average of the high and low share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three months ended March 31, 2012 in respect of phantom shares were $0.6 million, with a fair value adjustment in the period of $Nil.

Employee Share Purchase Plans.    On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 51,638 shares were issued during the three ended March 31, 2012 (2011 — 21,479 shares). Compensation costs charged against income in the three months ended March 31, 2012 in respect of the ESPP were $Nil (2011 — $0.2 million).

13.    Intangible Assets

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
		($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$1.8	$20.0	$1.6	$16.6	$2.8	$21.0
Amortization	—	—	(0.3)	(0.3)	—	—	(0.3)	(0.3)

End of the period	$1.6	$16.6	$1.5	$19.7	$1.6	$16.6	$2.5	$20.7

License to use the “Aspen” Trademark.    On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2012, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2011 — $1.6 million).

Insurance Licenses.    The total value of the licenses as at March 31, 2012 was $16.6 million (December 31, 2011 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other.    In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at March 31, 2012 was $1.5 million (December 31, 2011 — $1.8 million).

14.    Commitments and Contingencies

(a)	Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2012 and December 31, 2011:

	As at March 31, 2012	As at December 31, 2011
	($ in millions, except percentages)
Assets held in multi-beneficiary trusts	$1,310.3	$1,343.7
Assets held in single-beneficiary trusts	777.9	811.5
Secured letters of credit(1)	1,176.0	1,208.0

Total	$3,264.2	$3,363.2

Total as percent of cash and invested assets	42.6%	44.4%

(1)	As of March 31, 2012, the Company had securities and cash of $1,344.8 million and £19.4 million (December 31, 2011 — $1,344.1 million and £19.3 million) as collateral for the secured letters of credit.

Aspen Bermuda has a letter of credit facility with Citibank Europe with a maximum aggregate amount of up to $1,050.0 million. The Company had $862.8 million of outstanding collateralized letters of credit under this facility at March 31, 2012. Included in outstanding collateralized letters of credit is a letter of credit for $245.5 million provided to AUL as Funds at Lloyd’s and described below.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC (“Barclays”) dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $62.9 million of outstanding collateralized letters of credit under this facility at March 31, 2012.

On July 31, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three year $280.0 million revolving credit facility.

Funds at Lloyd’s.    AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally based on the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The amounts of cash, investments and letter of credit at March 31, 2012 amounted to $272.2 million (December 31, 2011 — $272.2 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2012, the minimum amount was $0.3 million (December 31, 2011 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

Interest rate swaps.    As at March 31, 2012, cash collateral with a fair value of $44.6 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). As at March 31, 2012, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2011 — $Nil). In accordance with FASB ASC 860 “Topic Transfers and Servicing”, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. In the three months ended March 31, 2012, no amount was recorded in our balance sheet for the pledged assets.

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of March 31, 2012 were:

	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.0	$11.7	$11.3	$10.7	$7.2	$13.9	$64.8

(c)	Variable interest entities

The Company has no investments in variable interest entities other than Cartesian Iris Offshore Fund L.P. as disclosed in Note 6 of these financial statements.

15.    Subsequent Events

On April 11, 2012, the Company issued 6,400,000 shares of 7.250% of Perpetual Non-Cumulative Preference Shares (the “Preference Shares”). The Preference Shares have a liquidation preference of $25 per share (or $160,000,000 in aggregate liquidation preference for net proceeds of $155.0 million).

The Company intends to use the net proceeds from the offering for general corporate purposes, including supporting its insurance and reinsurance activities through its operating subsidiaries as well as repurchasing its outstanding ordinary shares as determined from time to time.

The Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the shares at a redemption price of $25 per share on or after July 1, 2017. Aspen has listed the Preference Shares on the New York Stock Exchange under the symbol “AHLPRB”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risk and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2011 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.

On February 14, 2012, we announced that Mr. Richard Houghton would be stepping down from his role as Group Chief Financial Officer and director with effect from February 29, 2012. Mr. Julian Cusack has assumed the role of interim Chief Financial Officer pending the appointment of a successor to Mr. Houghton. Prior to assuming his current role, Mr. Cusack was the Chief Financial Officer of the Company from its inception until April 2007.

Overview

We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S.

Highlights of our results for the three months ended March 31, 2012 were:

•	Diluted book value per share(1) of $38.58, increased by 5.8% over the end of the first quarter of 2011(2) and by 1.0% from the end of the fourth quarter of 2011(2);

•	Combined ratio of 93.8% compared with a combined ratio of 148.7% for the first quarter of 2011;

•	Net income per diluted share of $0.99 for the quarter ended March 31, 2012 compared with a net loss of $2.25 in the same quarter last year(2);

•	Gross written premium of $782.1 million for the first quarter of 2012, an increase of 16.5% from the first quarter of 2011, principally due to growth in our insurance segment;

•	Prior year net reserve releases of $37.0 million for the quarter compared with $21.9 million of net reserve releases in the first quarter of 2011; and

•	Losses of $27.0 million resulting from the sinking of the cruise ship Costa Concordia on January 13, 2012. These losses were net of reinsurance recoveries, reinstatement premiums and taxes.

Shareholders’ equity and financial leverage.    Total shareholders’ equity increased by $54.9(1) million to $3,210.9 million for the three months ended March 31, 2012. The most significant movements were:

•	a $62.5 million increase in retained earnings for the period; and

•	an increase in unrealized losses on investments, net of taxes, of $11.8 million.

(1)	Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of diluted ordinary shares at the end of the period.

(2)

In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

Shareholders’ equity and ordinary shares in issue as at March 31, 2012 and December 31, 2011 were:

	As at March 31, 2012	As at December 31, 2011
	($ in millions, except for share amounts)
Total shareholders’ equity(1)	$3,210.9	$3,156.0
Preference shares less issue expenses	(353.6)	(353.6)

Net assets attributable to ordinary shareholders(1)	$2,857.3	$2,802.4

Ordinary shares	71,495,852	70,655,698
Diluted ordinary shares	74,064,546	73,355,674

(1)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Recent Developments

On April 11, 2012, the Company issued 6,400,000 shares of 7.250% of Perpetual Non-Cumulative Preference Shares (the “Preference Shares”). The Preference Shares have a liquidation preference of $25 per share (or $160,000,000 in aggregate liquidation preference for net proceeds of $155.0 million).

The Company intends to use the net proceeds from the offering for general corporate purposes, including supporting its insurance and reinsurance activities through its operating subsidiaries as well as repurchasing its outstanding ordinary shares as may be determined from time to time.

On April 25, 2012, we announced a 13% increase in our normal quarterly dividend to our ordinary shareholders from $0.15 per share to $0.17 per share.

Outlook and Trends

Overall.    In respect of renewals, there was a great variety in rate changes across our business lines with the greatest rate improvement being Japanese earthquake in property catastrophe reinsurance in contrast to a number of other lines which renewed flat. Overall, during the first quarter, the premium rates on the contracts we renewed increased by 4% on average across all our lines of business. This overall increase may show an overall positive trend but is not an indication that all lines of business we write are showing rate improvement.

Reinsurance.    Within the reinsurance segment, April 1 is the key renewal date for the Japanese market. Since the 2011 Tohoku earthquake and tsunami, the Company’s domestic Japanese earthquake portfolio achieved a compound rate improvement of 74%. In addition to material price increases, we have also made substantial structural changes to the coverage sold to limit the Company’s exposure. In summary, the overall Japanese account has a forecast 2012 gross written premium that is approximately 10% greater than at the time of the Tohoku earthquake and yet exposed domestic earthquake policy limits have reduced by approximately 50%.

Non-earthquake placements in the Japanese market also achieved substantial rate improvements, with the Company’s typhoon exposed contracts recording an annual price improvement of 16%. The pricing level of our Japanese wind portfolio increased by approximately 24% as compared to before the 2011 earthquake.

In our casualty reinsurance lines, the rate environment remains soft with ample capacity; but, we were able to achieve a small 2% increase on our international lines and held rates flat on our U.S. accounts.

Insurance.    The first quarter is not a major renewal period for insurance. Overall rates increased by approximately 3% in lines we Renewed but there was a wide range of rate movements across lines. The significant rate improvement was in the U.S. with property catastrophe rates increasing by approximately 9% overall with peak zones catastrophe wind exposed risk increasing by approximately 10% and up to 20%. Non-exposed risks also saw rate increases in the single digits. The Costa Concordia event has tightened the marine market with marine, energy and construction liability achieving approximately a 6% rate increase and hull achieving approximately a 3% increase. However, it is much too early to predict the ultimate market impact of this major market loss. Other lines such as U.K. property and liability continue to experience difficult market conditions. Our global excess casualty account had rate increases of 8% year to date.

See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for property and liability losses, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies please refer to our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the financial statements contained in this report.

We have discussed the application of these critical accounting estimates with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2012 and 2011, starting with a summary of our consolidated results and continuing with a segmental analysis intending to identify important trends.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    Total gross written premiums increased by 16.5% in the first quarter of 2012 when compared to 2011 due predominantly to growth in our insurance segment. The $73.7 million increase in written premiums in the insurance segment when compared to the first quarter of 2011 was due to the continued development of our U.S. platform, particularly in our property lines of business, which includes our programs business. In the reinsurance segment, gross written premiums have increased by $37.1 million when compared to the first quarter of 2011, due to modest increases in our property lines reflecting a more positive environment and continued growth in some of our specialty lines. The table below shows our gross written premiums for each segment for the three months ended March 31, 2012 and 2011, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% increase
	($ in millions)	($ in millions)
Reinsurance	$474.2	$437.1	8.5%
Insurance	307.9	234.2	31.5

Total	$782.1	$671.3	16.5%

Reinsurance ceded.    Total reinsurance ceded for the quarter of $148.6 million has decreased by $13.1 million from the first quarter of 2011. The reinsurance segment was in line with the comparable quarter of 2011 while ceded reinsurance premiums have reduced for the insurance segment due to differences in the timing of cover purchased.

Gross premiums earned.    Gross premiums earned in the first quarter of 2012 increased by 9.5% from the first quarter of 2011, due principally to the significant increase in premiums in the insurance segment. Gross premiums earned in the first quarter of 2012 in the insurance segment were 19.2% higher than the first quarter of 2011 due to the increase in premiums from program business as well as marine, energy and transportation business. The reinsurance segment’s increase of 1.9% is due to writing more specialty business in the first three months of 2012, in particular credit and surety and non-U.S. crop as well as some favorable prior year premiums adjustments in casualty.

Net premiums earned.    Net premiums earned have increased by $43.0 million or 9.5% in the first quarter of 2012 compared to the first quarter of 2011 which is consistent with the increase in gross premiums earned in the first quarter of 2012.

Losses and loss adjustment expenses.    The loss ratio for the quarter of 57.3% has decreased by 59.6 percentage points compared to the first quarter of 2011. The decrease is primarily due to only $20.2 million of net losses from natural catastrophes in the current period compared to $295.5 million of catastrophe losses in the comparative period, primarily from the Australian floods and the New Zealand and Japanese earthquakes.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2012 and 2011 were as follows:

Business Segment	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Reinsurance	50.0%	150.8%
Insurance	66.1	65.9

Total Loss Ratio	57.3%	116.9%

We have also presented accident year loss ratios excluding the impact from prior year reserve adjustments and catastrophe losses to assist in the analysis of the underlying performance of our segments. We have defined 2012 catastrophe losses as losses associated with the severe weather in the U.S. in February and March 2012. We have defined catastrophe losses in the comparative period as losses associated with the Australian floods and the New Zealand and Japanese earthquakes which occurred in the first quarter of 2011, and movements in losses associated with the 2010 catastrophe events (Chilean and New Zealand earthquakes) which were recognized in the first quarter of 2011.

Reserve releases in our reinsurance segment increased from $20.8 million in the first quarter of 2011 to $28.1 million in the current period following favorable development in casualty and specialty reinsurance lines. The insurance segment had an $8.9 million reserve release this quarter compared to a $1.1 million reserve release in the first quarter of 2011. The reserve releases were mainly attributable to the U.S. and U.K. property lines.

The underlying changes in accident year loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The prior year adjustment in the table below reflects prior-year reserve movement and premium adjustments. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Three Months Ended March 31, 2012	Total Loss Ratio	Prior Year Adjustments	Total Accident Year Loss Ratio	Current Year Adjustments	Accident Year Loss Ratio Excluding Prior and Current Year Adjustments
Reinsurance	50.0%	10.8%	60.8%	(6.8)%	54.0%
Insurance	66.1	6.4	72.5	(0.5)	72.0
Total	57.3%	8.7%	66.0%	(3.9)%	62.1%

For the Three Months Ended March 31, 2011	Total Loss Ratio	Prior Year Adjustments	Total Accident Year Loss Ratio	Current Year Adjustments	Accident Year Loss Ratio Excluding Prior and Current Year Adjustments
Reinsurance	150.8%	8.3%	159.1%	(106.9)%	52.2%
Insurance	65.9	1.4	67.3	—	67.3
Total	116.9%	5.8%	122.7%	(64.1)%	58.6%

Expense ratio.    We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.8%	16.6%	17.3%	17.3%	14.3%	16.0%
General and administrative expense ratio(1)(2)	10.0	15.5	15.2	8.8	13.3	12.3

Gross expense ratio	27.8	32.1	32.5	26.1	27.6	28.3
Effect of reinsurance	2.0	6.0	4.0	1.3	6.6	3.5

Total net expense ratio	29.8%	38.1%	36.5%	27.4%	34.2%	31.8%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

(2)	In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

General, administrative and corporate expenses have increased by $22.3 million for the quarter. The increase in the general, administrative and corporate expense ratio is due to increases in performance-related costs, increases in the operating expenses of our newer insurance lines and certain other non-recurring costs.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 17.3% for the quarter from 16.0% in the first quarter of 2011. The increase is due to a change in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates, such as credit and surety, property proportional treaty, non-U.S. crop and kidnap and ransom.

Net investment income.    Net investment income for the quarter of $52.4 million has reduced by 5.6% compared to the $55.5 million in the first quarter of 2011 due to lower interest rates.

Change in fair value of derivatives.    In the three months ended March 31, 2012, we recorded a loss of $3.5 million (2011 — credit of $0.1 million) in respect of interest rate swaps due to falling interest rates and a loss of $4.0 million (2011 — $3.5 million loss) in respect of forward currency contracts.

Other-than-temporary impairments.    A security is impaired when its fair value is below its amortized cost. The Company reviews its aggregate investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The total other-than-temporary impairment charge for the three months ended March 31, 2012 was $Nil (2011 — $Nil).

Income before tax.    In the first quarter of 2012, profit before tax was $84.1 million, comprised of $30.5 million of underwriting income, $52.4 million in net investment income, $7.5 million of losses from a change in fair value of derivatives, $16.7 million of net realized and unrealized investment and foreign exchange gains, $7.7 million of interest expense and $0.3 million of other expenses. In the first quarter of 2011, losses before tax were $169.3 million, comprised of $220.4 million of underwriting losses, $55.5 million in net investment income, $3.4 million of losses from a change in fair value of derivatives, $14.8 million of net realized and unrealized investment and foreign exchange gains, $7.7 million of interest expense and $8.1 million of other expenses.

Taxes.    Income tax charge for the three months ended March 31, 2012 was $5.4 million. The estimated effective rate of tax for the quarter is a 6.4% charge (2011 — a 9.7% benefit). The charge represents an estimate of the tax rate which will apply to our pre-tax income for 2012 including adjustments to prior year estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where corporate tax rate was reduced from 26% to 25% effective April 1, 2012) and the U.S. (where the corporate tax rate is 35%).

Net income after tax.    Net income after tax for the three months ended March 31, 2012 was $78.7 million, equivalent to a $1.03 basic earnings per ordinary share adjusted for the $5.7 million preference share dividends and fully diluted earnings per ordinary share of $0.99 during the three months ended March 31, 2012. Net loss after tax for the three months ended March 31, 2011 was $152.8 million, equivalent to a $2.25 basic and diluted loss per ordinary share adjusted for the $5.7 million preference share dividends.

Reserve releases.    The loss ratios take into account changes in our assessments of reserves for unpaid claims and loss adjustment expenses arising from earlier years. In the three months ended March 31, 2012 and 2011, we recorded a reduction in the level of reserves for prior years. The amounts of these reductions and their effect on the loss ratio in each period are shown in the following table:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	($ in millions)
Reserve releases	$37.0	$21.9
Decrease in the loss ratio (as percentage of net premiums earned)	7.5%	4.8%

Investment gains.    Realized and unrealized gains included $1.7 million (2011 — $8.3 million) of net realized gains from the fixed income maturities available for sale portfolio, $2.3 million (2011 — $1.9 million) of net realized gains from our fixed income maturities trading portfolio, $4.5 million net unrealized losses (2011 — $1.9 million loss) from our fixed income maturities trading portfolio and $0.5 million of net realized losses from our equity investments (2011 — $Nil).

Other revenues and expenses.    Other revenues and expenses in the three months ended March 31, 2012 included $7.7 million of foreign currency exchange gains (2011 — $6.4 million).

Dividends.    The dividend on our ordinary shares has been maintained at $0.15 per ordinary share for the quarter. Dividends paid on our preference shares in the three months ended March 31, 2012 were $5.7 million (2011 — $5.7 million).

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

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2012 and 2011. The contributions of each segment to gross written premiums in the three months ended March 31, 2012 and 2011 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(% of total gross written premiums)
Reinsurance	60.6%	65.1%
Insurance	39.4	34.9%

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	($ in millions)
Reinsurance	$474.2	$437.1
Insurance	307.9	234.2

Total	$782.1	$671.3

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty). Please see Note 5 of our unaudited financial statements for further descriptions of the lines of business within this segment.

Gross written premiums.    Gross written premiums in our reinsurance segment have increased by 8.5% compared to the three months ended March 31, 2011. The increase in gross written premiums has arisen mainly from specialty reinsurance business, where we recognized loss-related additional premiums and growth in our non-U.S. crop and credit and surety business lines. The increase in other property is due to a large proportional treaty renewing at higher rates than in the prior period as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments of $8.7 million. In the comparative quarter, we recognized $10.7 million of reinstatement premiums associated with the New Zealand earthquakes and the Australian floods.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2012 and 2011, and the percentage change in gross written premiums for each such line:

	Gross Written Premiums
Lines of Business	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% increase
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$152.9	$151.0	1.3%
Other property reinsurance	78.5	64.8	21.1
Casualty reinsurance	138.9	138.6	0.2
Specialty reinsurance	103.9	82.7	25.6

Total	$474.2	$437.1	8.5%

Losses and loss adjustment expenses.    The loss ratio for the three months ended March 31, 2012 was 50.0% compared to 150.8% in the equivalent period in 2011. The decrease in the loss ratio is primarily attributable to the reduced level of catastrophe losses in the current quarter while the comparable quarter of 2011 experienced losses of $295.5 million from the Australian floods and the New Zealand and Japanese earthquakes. There was a $7.3 million increase in prior year reserve releases from $20.8 million in the first quarter of 2011 to $28.1 million in the current period following favorable development in the casualty and specialty reinsurance lines. The loss ratio in the period was also impacted by 1.2 percentage points reflecting the $6.4 million increase in ceded earned premiums as we purchased additional reinsurance in the quarter compared to the first quarter of 2011.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $51.8 million for the three months ended March 31, 2012 equivalent to 19.1% of net premiums earned (2011 — $49.4 million or 18.2% of net premiums earned). The increase in the acquisition expense ratio is due to the purchase of additional reinsurance ahead of the hurricane season reducing our net earned premium, as well as a change in the mix of business written where we have written more credit and surety, property proportional treaty and non-U.S. crop, which have higher average commission rates. General and administrative expenses increased by $4.0 million as compared to the first quarter of 2011 and this mainly attributable to performance related pay accruals.

In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance. See Note 5 of our unaudited financial statements for descriptions of the lines of business within this segment.

Gross written premiums.    Overall premiums have increased by 31.5% to $307.9 million for the quarter from $234.2 million in the equivalent period in 2011. The increase in gross written premium is mainly attributable to our property and program business and to the continued development of our U.S. professional lines business. Increases in our marine, energy and transportation insurance were mainly due to increased premiums in our marine, energy and construction liability account which achieved significant rate increases following a series of industry losses in the past year. The increase in our casualty lines were in our global excess casualty account.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2012 and 2011, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
Lines of Business	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	% increase/(decrease)
	($ in millions)	($ in millions)
Property insurance	$73.6	$38.6	90.7%
Casualty insurance	35.0	19.6	78.6
Marine, energy and transportation insurance	149.6	123.8	20.8
Financial and professional lines insurance	49.7	52.2	(4.8)

Total	$307.9	$234.2	31.5%

Losses and loss adjustment expenses.    The loss ratio for the quarter was 66.1% compared to 65.9% for the three months ended March 31, 2011. The increase in the loss ratio for the quarter is mainly due to the $24.2 million loss associated with the Costa Concordia incident. The increase was partially mitigated by an $8.9 million prior year reserve release in the current quarter compared to a $1.1 million reserve release in the first quarter of 2011.

The release in the current quarter was due primarily to our property lines following favorable loss development as well as a small release from our casualty line.

Policy acquisition, general and administrative expenses.    Policy acquisition expenses of $44.3 million for the three months ended March 31, 2012 equivalent to 19.7% of net premiums earned (2011 — $32.0 million or 17.7% of net earned premium) were $12.3 million higher than those in the first quarter of 2011. This was partly due to the increase in premiums earned but also attributable to a change in our business mix towards our successful kidnap and ransom and property program businesses, which have higher acquisition expense ratios. The increase of $11.6 million in our general and administrative expenses is mainly associated with $5.4 million performance related pay accruals and $4.7 million for continued build out of our U.S. and U.K. operations.

In the current quarter, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Balance Sheet

Total cash and investments

At March 31, 2012 and December 31, 2011, total cash and investments, including accrued interest receivable, were $7.7 billion and $7.6 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2012		As at December 31, 2011
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed Income Securities — Available for Sale
U.S. Government	$897.8	11.6%	$932.4	12.2%
U.S. Government Agency	331.3	4.3	295.5	3.9
Municipal	38.7	0.5	35.6	0.5
Corporate	1,889.1	24.5	1,846.5	24.2
FDIC Guaranteed Corporate	63.6	0.8	72.9	0.9
Non-U.S. Government-backed Corporate	158.5	2.1	167.8	2.2
Foreign Government	619.5	8.0	660.4	8.7
Asset-backed	63.4	0.8	61.0	0.8
Mortgage-backed	1,382.7	18.0	1,353.7	17.8

Total Fixed Income — Available for Sale	$5,444.6	70.6%	$5,425.8	71.2%
Fixed Income Securities — Trading
U.S. Government	$37.4	0.5%	$32.3	0.4%
U.S. Government Agency	1.8	—	1.8	—
Municipal	2.9	—	2.9	—
Corporate	341.9	4.5	349.3	4.6
Foreign Government	12.9	0.2	7.4	0.1
Asset-backed	0.6	—	0.7	—

Total Fixed Income — Trading	$397.5	5.2%	$394.4	5.1%
Total Other Investments	33.1	0.4	33.1	0.4
Total Equity Securities	188.1	2.4	179.5	2.4
Total Short-term Investments — Available for Sale	423.5	5.5	298.2	3.9
Total Short-term Investments — Trading	10.3	0.1	4.1	0.1
Total Cash and Cash Equivalents	1,173.3	15.2	1,239.1	16.3
Total Net Receivable/(Payable) for Securities Sold/(Purchased)	(0.3)	—	1.1	—
Total Accrued Interest Receivable	48.7	0.6	49.6	0.6

Total Cash and Investments	$7,718.8	100.0%	$7,624.9	100.0%

Fixed income maturities.    At March 31, 2012, the average credit quality of our fixed income portfolio was “AA,” with 94% of the portfolio being rated “A” or higher. At December 31, 2011, the average credit quality of our fixed income portfolio was “AA,” with 94% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has increased as at March 31, 2012 to 2.4 years from 2.2 years as at December 31, 2011 including the impact of the interest rate swaps.

Mortgage-Backed Securities.    The following table summarizes the fair value of our mortgage-backed securities by rating and class at March 31, 2012:

	AAA	AA and Below	Total
	($ in millions)
Agency	$11.5	$1,286.6	$1,298.1
Non-agency Commercial	56.1	28.5	84.6

Total Mortgage-backed Securities	$67.6	$1,315.1	$1,382.7

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity securities.    In March 2011, we invested $175.0 million into a high quality global equity income strategy via direct investment. Equity securities comprise of U.S. and foreign equity securities and are classified as available for sale. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments; however, market conditions and portfolio diversification prompted this limited move into equities. Our group investment guidelines allow us to deploy up to 10% of the investment portfolio in alternative investments. We recognized dividend income of $1.4 million (2011 — $0.2 million) and $3.6 million (2011 — $2.2 million) net unrealized gains from the equity portfolio for the period ended March 31, 2012.

Other Investments.    Other investments represent our investment in Cartesian Iris Offshore Fund L.P (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer. We have accounted for our investment in Cartesian in accordance with the equity method of accounting. We are not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents our maximum exposure to a loss as a result of our involvement with the partnership at each balance sheet date. In addition to returns on our investment, we provide services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value.

In the three months ended March 31, 2012, our share of gains and losses increased the value of our investment by $Nil (2011 — $0.1 million). The change in value has been recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding our investment in Cartesian, refer to “Notes to Audited Consolidated Financial Statements — Investments” in the Company’s 2011 Annual Report filed on Form 10-K.

The tables below show our other investments for the three months ended March 31, 2012 and twelve months ended December 31, 2011:

	Three Months Ended March 31, 2012
	Opening Undistributed Fair Value of Investment	Unrealized Gain	Carrying Value	Funds Distributed	Closing Undistributed Fair Value of Investment
	($ in millions)
Cartesian Iris Offshore Fund L.P.	$33.1	$—	$33.1	$—	$33.1

	Twelve Months Ended December 31, 2011
	Opening Undistributed Fair Value of Investment	Unrealized Gain	Carrying Value	Funds Distributed	Closing Undistributed Fair Value of Investment
	($ in millions)
Cartesian Iris Offshore Fund L.P.	$30.0	$3.1	$33.1	$—	$33.1

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

Fixed Maturities

The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At March 31, 2012 and December 31, 2011, the Company’s fixed income instruments were valued by pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

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

For a more detailed description see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

At March 31, 2012, we obtained an average of 3.1 quotes per fixed income investment, compared to 2.6 quotes at December 31, 2011. Pricing sources used in pricing our fixed income investments at March 31, 2012 and December 31, 2011 were as follows:

	As at March 31, 2012	As at December 31, 2011
Index providers	84%	83%
Pricing services	13	15
Broker-dealers	3	2

Total	100%	100%

At March 31, 2012, we obtained an average of 4.9 quotes per equity investment, compared to 4.8 quotes as at December 31, 2011. Pricing sources used in pricing our equities at March 31, 2012 and December 31, 2011 were as follows:

	As at March 31, 2012	As at December 31, 2011
Index providers	99%	95%
Pricing services	1	5

Total	100%	100%

At March 31, 2012, pricing for approximately 84% (December 31, 2011 — 83%) of our total fixed income maturities was based on prices provided by internationally recognized index providers. A summary of securities priced using pricing information from index providers at March 31, 2012 and December 31, 2011 is provided below:

Fixed Income Maturities — Available For Sale

	March 31, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$834.5	93%	$932.4	100%
U.S. Agency	295.6	89	238.1	81
Municipal	26.4	68	26.4	74
Corporate	1,766.8	94	1,635.0	89
FDIC Guaranteed Corporate	42.7	67	1.0	1
Non-U.S. Government-backed Corporate	72.0	45	111.3	66
Foreign Government	429.3	69	498.6	75
Asset-backed	39.8	63	37.4	61
Non-agency commercial mortgage-backed	—	—	2.9	3
Agency Mortgage-backed	1,041.4	80	1,011.6	80

Total Fixed Maturities — Available for Sale	$4,548.5	84%	$4,494.7	83%

Fixed Income Maturities — Trading

	March 31, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$37.4	100%	$32.3	100%
U.S. Agency	1.8	100	1.8	100
Municipal	2.9	100	2.9	100
Corporate	320.2	94	322.1	92
Asset-backed	—	—	0.5	70
Foreign Government	6.9	54	3.7	49

Total Fixed Maturities — Trading	$369.2	93%	$363.3	92%

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

Management reviews the vendor hierarchy maintained by our third-party accounting service provider in order to determine which price source provides the most appropriate fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy level assigned to each security in the Company’s available for sale and trading portfolios is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The hierarchy of index providers and pricing services is determined using various qualitative and quantitative points arising from reviews of the vendors conducted by the Company’s third-party accounting service provider. Vendor reviews include annual onsite due diligence meetings with index providers and pricing services vendors covering valuation methodology, operational walkthroughs and legal and compliance updates. Index providers are assigned the highest priority in the pricing hierarchy due primarily to availability and reliability of pricing information.

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

The Company considers prices for other securities that may not be as actively traded which are priced via pricing services, index providers, vendors and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. As identified in the table above, these securities are also valued using prices supplied by index providers.

The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

U.S. Government and Agency.    U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Mortgage-backed securities.    Our residential and commercial mortgage-backed securities consist of bonds issued by the Government National Mortgage Association, the FNMA, the FHLMC, as well as private, non-agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price mortgage-backed securities are observable market inputs, these securities are classified within Level 2.

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

Valuation of Other Investments.    The value of our investment in Cartesian is based on our shares of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Cartesian is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Cartesian and evaluate the reasonableness of the valuation of our investment.

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

As at March 31, 2012			As at December 31, 2011
Rating With Guarantee	Rating without Guarantee	Market Value	Rating With Guarantee	Rating without Guarantee	Market Value
($ in millions)			($ in millions)
AAA	AAA	$74.5	AAA	AAA	$72.9
	AA+	—		AA+	21.1
	AA	24.4		AA	24.5
	AA-	—		AA-	4.0
	A+	10.5		A+	13.5
	A	11.1		A	16.9
	A-	—		A-	3.2
	BBB+	3.5		BBB+	2.8
	BBB	2.7		BBB	2.6
	BB+	3.8		BB+	3.7
	B+	19.9		B+	19.9
	B	3.8		B	3.7
AA+	AA+	34.9	AA+	AA+	5.9
	AA			AA	7.5
	AA-	5.5		AA-	2.5
	A+	4.5		A+	—
	A	11.1		A	13.1
	A-	28.5		A-	28.4
	BBB+	19.4		BBB+	19.4
AA-	AA-	4.8	AA-	AA-	3.7
BBB+	BBB+	1.5	BBB+	BBB+	—
BBB	BBB	0.1	BBB	BBB	0.1

		$264.5			$269.4

Our exposure to mono-line insurers was limited to two municipal holdings (2011 — one municipal holding) as at March 31, 2012 with a market value of $1.6 million (2011 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the FDIC and non-U.S. government guaranteed issuers.

Other-than-temporary impairments.    A security is impaired when its fair value is below its amortized cost. The Company reviews its aggregate investment portfolio on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total other-than-temporary impairment for the three months ended March 31, 2012 was $Nil (2011 — $Nil).

For a discussion of our valuation techniques within the fair value hierarchy, please see Note 7 of our unaudited financial statements included elsewhere in this report.

European Fixed Income & Equity Exposures:    As at March 31, 2012, we had $937.2 million, or 12.2% of our investment portfolio, invested in European issuers. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain, and de minimis holdings of Spanish and Italian corporate bonds and equities.

We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. In August 2010, we amended our investment guidelines to prohibit purchases of Greece, Ireland, Italy, Portugal and Spain (“GIIPS”) sovereign or guaranteed debt. We also prohibited purchases of peripheral European Bank issuers. In November 2010, we amended our investment guidelines to prohibit purchases of corporate bonds issued by companies domiciled in any of the GIIPS countries. In May 2011, we amended our investment guidelines to prohibit purchases of European and U.K. corporate financial issuers including covered bonds. We also added Belgium to our list of prohibited sovereign investments. We do not actively hedge any of our European exposures.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), by rating and by sector as at March 31, 2012. Equity investments included in the table below are not rated (“NR”).

	As at March 31, 2012 by Ratings
Country	AAA	AA	A	BBB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$18.1	$—	$—	$—	$18.1	2%
Belgium	—	—	1.3	—	3.1	4.4	—
Denmark	23.4	—	0.4	—	—	23.8	3
Finland	11.2	—	—	—	0.9	12.1	1
France	9.0	72.8	20.5	1.6	17.0	120.9	14
Germany	58.1	6.1	14.2	0.5	—	78.9	8
Italy	—	—	—	0.7	2.7	3.4	—
Luxembourg	—	—	—	1.7	—	1.7	—
Netherlands	36.8	37.3	15.7	—	2.0	91.8	10
Norway	13.7	13.8	—	—	—	27.5	3
Spain	—	—	0.7	2.7	—	3.4	—
Sweden	—	17.6	0.9	—	8.0	26.5	3
Switzerland	10.1	23.6	66.4	1.0	10.3	111.4	12
United Kingdom	272.7	11.2	80.2	8.6	40.6	413.3	44

Total European Exposures	$435.0	$200.5	$200.3	$16.8	$84.6	$937.2	100%

On January 12, 2012, S&P downgraded the credit rating of Austria and France from “AAA” to “AA+.”

	As at March 31, 2012 by Sectors
Country	Sovereign	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Market Value %	Unrealized Pre-tax Gain/(Loss)
	($ in millions except percentages)
Austria	$—	$18.1	$—	$—	$—	$—	$—	$—	$18.1	2%	$0.3
Belgium	—	—	—	—	—	1.3	—	3.1	4.4	—	0.8
Denmark	—	23.4	—	—	0.4	—	—	—	23.8	3	0.1
Finland	7.0	—	4.2	—	—	—	—	0.9	12.1	1	0.2
France	21.0	12.6	34.8	—	2.4	24.5	8.6	17.0	120.9	14	3.7
Germany	17.7	43.7	—	2.9	—	14.6	—	—	78.9	8	3.9
Italy	—	—	—	—	—	0.7	—	2.7	3.4	—	—
Luxembourg	—	—	—	—	—	1.7	—	—	1.7	—	—
Netherlands	—	22.3	14.5	—	26.4	26.5	—	2.0	91.7	10	1.9
Norway	—	—	25.5	—	—	—	2.1	—	27.6	3	1.5
Spain	—	—	—	—	—	3.4	—	—	3.4	—	—
Sweden	—	—	3.5	—	15.0	—	—	8.0	26.5	3	1.4
Switzerland	5.4	—	—	—	39.2	51.8	4.6	10.3	111.3	12	7.0
United Kingdom	219.0	29.1	2.3	—	38.3	65.3	18.8	40.6	413.4	44	19.9

Total European Exposures	$270.1	$149.2	$84.8	$2.9	$121.7	$189.8	$34.1	$84.6	$937.2	100%	$40.7

Reserves for Losses and Loss Adjustment Expenses

As of March 31, 2012, we had total net loss and loss adjustment expense reserves of $4,130.3 million (December 31, 2011 — $4,098.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,585.7 million at the balance sheet date of March 31, 2012, a total of $2,382.5 million, or 52.0%, represented Incurred but not Reported (“IBNR”) claims (December 31, 2011 — $2,314.4 million, or 51.1%). The following tables present gross and net loss and loss adjustment expense reserves by segment:

	As at March 31, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,934.8	$(191.8)	$2,743.0
Insurance	1,650.9	(263.6)	1,387.3

Total losses and loss expense reserves	$4,585.7	$(455.4)	$4,130.3

	As at December 31, 2011
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,953.5	$(183.5)	$2,770.0
Insurance	1,571.7	(243.1)	1,328.6

Total losses and loss expense reserves	$4,525.2	$(426.6)	$4,098.6

For the three months ended March 31, 2012, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $37.0 million. An analysis of this reduction by business segment is as follows for each of the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
Business Segment	March 31, 2012	March 31, 2011
	($ in millions)
Reinsurance	$28.1	$20.8
Insurance	8.9	1.1

Total losses and loss expense reserves reductions	$37.0	$21.9

The key elements which gave rise to the net positive development during the three months ended March 31, 2012 were as follows:

Reinsurance.    Net reserve releases of $28.1 million in the current quarter came from the U.S. casualty treaty and specialty reinsurance business lines. The largest releases in the quarter were $17.3 million from U.S. casualty treaty and $6.2 million from marine specialty reinsurance due primarily to better than expected claims development and policy commutations.

Insurance.    The net reserve releases of $8.9 million in the quarter came largely from property insurance lines with a small release in our casualty line.

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

For a more detailed description see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses,” included in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Capital Management

The following table shows our capital structure as at March 31, 2012 compared to December 31, 2011:

	As at March 31, 2012	As at December 31, 2011
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,857.3	$2,802.4
Preference shares (liquidation preference less issue expenses), net of issue costs	353.6	353.6
Long-term debt	499.0	499.0

Total capital	$3,709.9	$3,655.0

As at March 31, 2012, total ordinary shareholders’ equity was $3,210.9 million compared to $3,156.0 million at December 31, 2011. The remainder of our total shareholders’ equity, as at March 31, 2012, was funded by two classes of preference shares with a total value as measured by their respective liquidation preferences of $353.6 million net of share issuance costs (December 31, 2011 — $353.6 million).

On February 9, 2010, our Board authorized a repurchase program for up to $400 million of ordinary shares of which $192.4 million remained available as at December 31, 2011. The authorization for the remaining amount of the repurchase program was extended by the Board at its meeting on February 2, 2012.

The amount outstanding under our senior notes, less amortization of expenses, of $499.0 million (December 31, 2011 — $499.0 million) was the only material debt that we had outstanding as of March 31, 2012 and December 31, 2011.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2012, this ratio was 13.5% (December 31, 2011 — 13.7%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 23.0% as of March 31, 2012 (December 31, 2011 — 23.3%).

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,210.9 million at March 31, 2012 (December 31, 2011 — $3,156.0 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at March 31, 2012, Aspen Holdings held $120.5 million (December 31, 2011 — $125.3 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings with appropriate liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described below.

In the three months ended March 31, 2012, Aspen U.K. Holdings paid Aspen Holdings interest of $14.8 million (2011 — $10.9 million) in respect of intercompany loans and dividends of $Nil (2011—$15.0 million) and Aspen Bermuda paid Aspen Holdings dividends of $Nil (2011 — $100.0 million).

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. Also for a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of our annual financial statements in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Operating Subsidiaries.    As of March 31, 2012, the Operating Subsidiaries held $1,038.7 million (December 31, 2011 — $1,377.1 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2012 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided to policyholders as at March 31, 2012 and December 31, 2011:

	As at March 31, 2012	As at December 31, 2011
	($ in millions except percentages)
Assets held in multi-beneficiary trusts	$1,310.3	$1,343.7
Assets held in single beneficiary trusts	777.9	811.5
Secured letters of credit(1)	1,176.0	1,208.0

Total	$3,264.2	$3,363.2

Total as % of cash and invested assets	42.6%	44.4%

(1)	As of March 31, 2012, the Company had securities and cash of $1,344.8 million and £19.4 million (December 31, 2011 — $1,344.1 million and £19.3 million) as collateral for the secured letters of credit.

For more information see Note 14(a) and our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Three Months Ended March 31, 2012.    Total net cash flow from operations was $99.4 million, a reduction of $55.3 million from the comparative period last year. The reduction was due mainly to higher loss payments following the exceptional level of catastrophe losses in 2011 and ceded reinsurance costs. For the three months ended March 31, 2012, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.

On March 5, 2012, we paid a dividend of $0.15 per ordinary share to shareholders of record on February 17, 2012. On April 1, 2012, dividends totaling $3.2 million on our Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”) were paid to our dividend disbursing agent, for payment to our Perpetual PIERS holders of record on March 15, 2012. On April 1, 2012, dividends totaling $2.5 million on our Perpetual Non-Cumulative Preference Shares (“Perpetual Preference Shares”) were paid to our dividend disbursing agent, for payment to our Perpetual Preference Shareholders of record on March 15, 2012.

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

The credit facilities can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The credit facilities further provide for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the credit facilities is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The credit facilities will expire on July 30, 2013. As of March 31, 2012, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

On August 12, 2011, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated April 29, 2009 in a maximum aggregate amount of up to $550.0 million with a new letter of credit facility in a maximum aggregate amount of up to $1,050.0 million. As at March 31, 2012, we had $862.8 million of outstanding collateralized letters of credit under this facility.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. As at March 31, 2012, we had $62.9 million of outstanding collateralized letters of credit under this facility compared to $49.8 million at the end of 2011.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of March 31, 2012:

	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.0	11.7	11.3	10.7	7.2	13.9	$64.8
Long-Term Debt Obligations(1)	$—	—	250.0	—	—	250.0	$500.0
Reserves for Losses and loss adjustment expenses(2)	$1,393.7	1,062.8	623.6	400.2	269.5	835.9	$4,585.7

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2011 Annual Report on Form 10-K under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited financial statements for the three months ended March 31, 2012 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of March 31, 2012, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “outlook,” “trends,” “seek,” “will,” “may,” “aim,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•

changes in the total industry losses, or our share of total industry losses, such as the various losses from the Costa Concordia event, the U.S. storms in 2011 and 2012, the earthquake and ensuing tsunami in Japan in 2011, floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand earthquakes in 2010, Hurricanes Ike and Gustav in 2008 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

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

The rate changes described in “Management’s Discussion and Analysis — Outlook and Trends” reflect management’s assessment of changes in exposure-adjusted rates on renewals only. This does not include contracts with fundamental changes to terms and conditions. The calculation involves a degree of judgment in relation to comparability of contracts in the different business lines. Due to changes in assumptions underlying the pricing of contracts, the trends in premium rates reflected in our outlook and trends may not be comparable over time. The future profitability of each business line is dependent upon many factors besides the trends in premium rates.

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

As at March 31, 2012, our fixed income portfolio had an approximate duration of 3.0 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve

Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$6,514.3	$6,419.5	$6,324.6	$6,229.7	$6,134.8
Gain/(loss) $ in millions	190.0	95.0	—	(95.0)	(190.0)
Percentage of portfolio	3.0%	1.5%	—%	(1.5)%	(3.0)%

Equity risk.    We have invested in equity securities which had a fair market value of $188.1 million at March 31, 2012, equivalent to 2.5% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of March 31, 2012, approximately 79% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 13% were in other currencies. For the three months ended March 31, 2012, approximately 22% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2012.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2012, would have impacted reported net comprehensive income by approximately $2.0 million for the three months ended March 31, 2012.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations as changes in fair value of derivatives. As at March 31, 2012, we held thirteen foreign currency contracts which had a net loss for the three months of $4.0 million (2011 — $3.5 million loss (three contracts)).

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2012, the average rating of fixed income securities in our investment portfolio was “AA” (December 31, 2011 — “AA”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of A1 by Moody’s & A- by S&P) and Crédit Agricole Corporate and Investment Bank (senior unsecured rating of AA3 by Moody’s & long term issuer credit rating of A+ by S&P).

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

On November 28, 2011, the Knott Circuit Court of the Commonwealth of Kentucky granted a motion for partial summary judgment in favor of Muriel Don Coal Inc. (“Muriel Don”) against Aspen U.K. and Aspen Specialty in an amount of $42 million, together with interest thereon at a rate of 12% from March 25, 2010. The Court further ordered that Muriel Don’s additional claims for bad faith and punitive damages should be determined at trial. This order arises from a denial of coverage by us on a $1 million limit general liability insurance policy issued to Muriel Don. In 2012, we entered into arbitration regarding this judgment and on March 5, 2012, reached an agreed settlement.

Item 1A.	Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. However, also please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.

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

Date Issued	Total Number of Shares Issued (cash and cashless)	Number of Shares Issued for Options Exercised on Cash Basis	Total Purchase Price for Cash Exercises
January 17, 2012	5,254	—	—
February 15, 2012	28,673	3,824	$74,683
March 15, 2012	9,675	—	—

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

On March 9, 2012, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 42,578 ordinary shares for a total purchase price of $1.1 million and on March 23, 2012, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 26,708 ordinary shares for a total purchase price of $0.7 million. Neither transaction has closed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of 2012 performance share agreement.

10.2	Form of restricted share unit agreement as part of the annual incentive grant for U.S. recipients.

10.3	Form of restricted share unit agreement as part of the annual incentive grant for non-U.S. recipients.

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101	The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Insurance Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: May 7, 2012	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: May 7, 2012	By:	/s/ Julian Cusack
Julian Cusack
Chief Financial Officer