Form 10-Q
period 2012-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2012-08-07
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 1, 2012, there were 71,357,278 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2012 and December 31, 2011

($ in millions, except share and per share amounts)

	As at June 30, 2012	As at December 31, 2011
		(As Adjusted)
ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,046.0 and $5,099.7)	$5,387.4	$5,425.8
Fixed income maturities, trading at fair value (amortized cost — $383.8 and $380.4)	403.8	394.4
Equity securities, available for sale at fair value (cost — $168.1 and $169.8)	187.4	179.5
Other investments, equity method	33.1	33.1
Short-term investments, available for sale at fair value (amortized cost — $489.6 and $298.2)	489.6	298.2
Short-term investments, trading at fair value (amortized cost — $14.0 and $4.1)	14.0	4.1

Total investments	6,515.3	6,335.1
Cash and cash equivalents	1,309.0	1,239.1
Reinsurance recoverables
Unpaid losses	457.4	426.6
Ceded unearned premiums	190.8	87.8
Receivables
Underwriting premiums	1,063.3	894.4
Other	75.1	69.7
Funds withheld	91.0	90.7
Deferred policy acquisition costs(1)	233.2	184.5
Derivatives at fair value	3.3	1.3
Receivable for securities sold	18.2	1.1
Office properties and equipment	56.9	53.9
Tax recoverable	15.7	19.5
Other assets	30.6	36.8
Intangible assets	19.5	20.0

Total assets(1)	$10,079.3	$9,460.5

(1)

In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2012 and December 31, 2011

($ in millions, except share and per share amounts)

	As at June 30, 2012	As at December 31, 2011
		(As Adjusted)
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,556.4	$4,525.2
Unearned premiums	1,223.8	916.1

Total insurance reserves	5,780.2	5,441.3
Payables
Reinsurance premiums	109.5	155.8
Deferred taxation	22.5	18.5
Accrued expenses and other payables	230.3	187.8
Liabilities under derivative contracts	2.7	2.1

Total payables	365.0	364.2
Long-term debt	499.0	499.0

Total liabilities	$6,644.2	$6,304.5

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,687,383 shares of par value 0.15144558¢ each (December 31, 2011 — 70,655,698)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2011 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2011 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2011 — Nil)	—	—
Non-controlling interest	0.1	0.4
Additional paid-in capital	1,523.2	1,385.0
Retained earnings(1)	1,468.4	1,341.6
Accumulated other comprehensive income, net of taxes	443.3	428.9

Total shareholders’ equity(1)	3,435.1	3,156.0

Total liabilities and shareholders’ equity(1)	$10,079.3	$9,460.5

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

($ in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenues
Net earned premiums	$513.4	$459.8	$1,008.8	$912.2
Net investment income	52.8	58.6	105.2	114.1
Net realized and unrealized investment gains	1.3	9.8	10.3	18.2

Total Revenues	567.5	528.2	1,124.3	1,044.5

Expenses
Losses and loss adjustment expenses	262.1	326.4	546.1	855.3
Policy acquisition expenses	102.0	86.7	198.1	168.1
General, administrative and corporate expenses(1)	83.5	70.7	168.3	133.2
Change in fair value of derivatives	11.6	22.3	19.1	25.7
Interest on long-term debt	7.7	7.7	15.4	15.4
Net realized and unrealized foreign exchange losses	12.7	10.9	5.0	4.5
Other (income)/expenses	(2.9)	(6.8)	(2.6)	1.3

Total Expenses	476.7	517.9	949.4	1,203.5

Income/(loss) from operations before income tax	90.8	10.3	174.9	(159.0)
Income tax (expense)/credit	(6.2)	(1.2)	(11.6)	15.3

Net Income/(Loss)(1)	$84.6	$9.1	$163.3	$(143.7)

Other Comprehensive Income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	$1.2	$(1.4)	$0.3	$(8.4)
Change in net unrealized gains on available for sale securities held	35.8	49.0	24.9	27.5
Amortization of loss on derivative contract	0.1	—	0.1	0.1
Change in foreign currency translation adjustment	(9.4)	12.1	(10.9)	17.7

Other comprehensive income	27.7	59.7	14.4	36.9

Comprehensive Income/(Loss)(1)	$112.3	$68.8	$177.7	$(106.8)

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic(2)	71,303,855	70,792,483	71,123,926	70,673,175
Diluted(2)	73,845,903	73,568,910	73,843,957	70,673,175
Basic earnings/(loss) per ordinary share adjusted for preference share dividend	$1.07	$0.05	$2.10	$(2.19)

Diluted earnings/(loss) per ordinary share adjusted for preference share dividend	$1.03	$0.05	$2.02	$(2.19)

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

(2)	The basic and diluted number of ordinary shares for the six months ended June 30, 2011 in the tables above is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Six Months Ended June 30,
	2012	2011
		(As Adjusted)
Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	0.4	0.5
Change for the period	(0.3)	(0.4)

End of period	0.1	0.1

Additional paid-in capital
Beginning of period	1,385.0	1,388.3
New ordinary shares issued	2.0	0.5
Ordinary shares repurchased and cancelled	(26.8)	(1.7)
Preference shares issued	154.5	—
Share-based compensation	8.5	1.1

End of period	1,523.2	1,388.2

Retained earnings
Beginning of period(1)	1,341.6	1,517.0
Net income/(loss) for the period(1)	163.3	(143.7)
Dividends on ordinary shares	(22.8)	(21.2)
Dividends on preference shares	(14.0)	(11.4)
Proportion due to non-controlling interest	0.3	0.4

End of period(1)	1,468.4	1,341.1

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of period	124.2	113.4
Change for the period, net of income tax	(10.9)	17.7

End of period	113.3	131.1

Loss on derivatives, net of taxes:
Beginning of period	(0.7)	(1.0)
Reclassification to interest payable	0.1	0.1

End of period	(0.6)	(0.9)

Unrealized appreciation on investments, net of taxes:
Beginning of period	305.4	211.9
Change for the period, net of taxes	25.2	19.1

End of period	330.6	231.0

Total accumulated other comprehensive income, net of taxes	443.3	361.2

Total shareholders’ equity(1)	$3,435.1	$3,090.7

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2012	2011
		(As Adjusted)
Cash flows from operating activities:
Net income/(loss)(1)	$163.3	$(143.7)
Proportion due to non-controlling interest	0.3	(0.4)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16.9	14.0
Share-based compensation	8.5	1.1
Net realized and unrealized investment and foreign exchange (gains)	(8.8)	(18.5)
Loss on derivative contracts	0.1	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	44.1	477.0
Unearned premiums	309.6	181.6
Reinsurance recoverables:
Unpaid losses	(31.5)	(50.2)
Ceded unearned premiums	(103.1)	(30.8)
Other receivables	(2.1)	(1.1)
Deferred policy acquisition costs(1)	(49.1)	(34.5)
Reinsurance premiums payables	(56.1)	92.7
Funds withheld	(0.3)	1.4
Premiums receivable	(162.4)	(241.4)
Deferred taxes	(4.0)	0.1
Income tax payable	11.9	(46.6)
Accrued expenses and other payables	29.6	0.6
Fair value of derivatives and settlement of liabilities under derivatives	(1.5)	0.3
Long term debt	—	0.1
Other assets	(5.8)	(7.8)

Net cash from operating activities	$159.6	$194.0

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2012	2011
		(As Adjusted)
Cash flows (used in) investing activities:
(Purchases) of fixed income maturities — Available for sale	$(705.3)	$(1,220.8)
(Purchases) of fixed income maturities — Trading	(114.7)	(277.8)
(Purchases) of equity securities — Available for sale	(29.5)	(175.0)
Proceeds from sales and maturities of fixed income maturities — Available for sale	749.3	1,049.6
Proceeds from sales and maturities of fixed income maturities — Trading	114.7	303.8
Proceeds from sales of equity securities — Available for sale	25.8	5.6
Net (purchases)/sales of short-term investments	(203.6)	91.3
Net change in (payable) for securities (purchased)	(3.5)	(41.7)
(Purchases) of equipment	(12.8)	(14.8)

Net cash (used in) investing activities	(179.6)	(279.8)

Cash flows from/(used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.0	0.5
Proceeds from the issuance of preference shares, net of issuance costs	154.5	—
Ordinary shares repurchased	(26.8)	(1.7)
Dividends paid on ordinary shares	(22.8)	(21.2)
Dividends paid on preference shares	(14.0)	(11.4)

Net cash from/(used in) financing activities	92.9	(33.8)

Effect of exchange rate movements on cash and cash equivalents	(3.0)	14.6

Increase/(decrease) in cash and cash equivalents	69.9	(105.0)
Cash and cash equivalents at beginning of period	1,239.1	1,179.1

Cash and cash equivalents at end of period	$1,309.0	$1,074.1

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax expense	$1.8	$15.8
Cash paid during the period for interest on long-term debt	$15.0	$15.2

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

2.    Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

The provisions of the standard have increased general, administrative and corporate expenses by $2.2 million in the six months ended June 30, 2012 and reduced closing retained earnings for the period ended June 30, 2012 by an aggregate $18.2 million. The brought forward accumulated operating deferred acquisition costs as at December 31, 2011 were reduced by $16.0 million due to a write down of previously deferred costs and resulted in a corresponding reduction in retained earnings brought forward.

The adoption of the standard has required the comparative data to be restated as follows:

Consolidated Balance Sheet	As at December 31, 2011
	As Reported	As Adjusted
	($ in millions)
Assets
Deferred policy acquisition costs (reported and adjusted)	$200.5	$184.5

Shareholders’ equity
Retained earnings (reported and adjusted)	$1,357.6	$1,341.6

Consolidated Statement of Shareholders’ Equity	Six Months Ended June 30, 2011
	As Reported	As Adjusted
	($ in millions)
Retained earnings
Beginning of the period (reported and adjusted)	$1,528.7	$1,517.0
Net (loss) for the period (reported and adjusted)	(141.5)	(143.7)
Dividends on ordinary shares (reported and adjusted)	(21.2)	(21.2)
Dividends on preference shares (reported and adjusted)	(11.4)	(11.4)
Proportion due to non-controlling interest (reported and adjusted)	0.4	0.4

End of period (reported and adjusted)	$1,355.0	$1,341.1

Consolidated Statement of Operations	Three Months Ended June 30, 2011
	As Reported	As Adjusted
	($ in millions)
Expenses
General, administrative and corporate expenses (reported and adjusted)	$69.6	$70.7

	Six Months Ended June 30, 2011
	As Reported	As Adjusted
	($ in millions)
Expenses
General, administrative and corporate expenses (reported and adjusted)	$131.0	$133.2

Consolidated Statement of Cash Flows	Six Months Ended June 30, 2011
	As Reported	As Adjusted
	($ in millions)
Net (loss) (reported and adjusted)	$(141.5)	$(143.7)
Deferred policy acquisition costs (reported and adjusted)	(36.7)	(34.5)

Earnings per Ordinary Share

The above standard has also resulted in a change to the calculations of earnings per share as follows:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	($ in millions, except for per share amounts)
Net income/(loss) (reported)	$10.2	$(141.5)
Preference dividends	(5.7)	(11.4)

Basic and diluted net income/(loss) available to ordinary shareholders	4.5	(152.9)
Additional deferred acquisition costs expensed	(1.1)	(2.2)

Adjusted basic and diluted net income/(loss) available to ordinary shareholders	$3.4	$(155.1)

Basic weighted average ordinary shares	70,792,483	70,673,175
Weighted average effect of diluted securities	2,776,427	—

Total diluted weighted average ordinary shares	73,568,910	70,673,175

Reported basic income/(loss) per ordinary share	$0.06	$(2.16)

Reported diluted income/(loss) per ordinary share	$0.06	$(2.16)

Adjusted basic income/(loss) per ordinary share	$0.05	$(2.19)

Adjusted diluted income/(loss) per ordinary share	$0.05	$(2.19)

If the above standard had not been adopted, the basic and diluted earnings per ordinary share adjusted for preference share dividends for the three and six months ended June 30, 2012 would be as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	($ in millions, except for per share amounts)
Adjusted basic income per ordinary share	$1.09	$2.13

Adjusted diluted income per ordinary share	$1.05	$2.05

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The standard requires comprehensive income to be reported in either a single statement, which the Company has implemented, or in two consecutive statements including the components of net income, the components of other comprehensive income and total comprehensive income. The Company adopted this standard in the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This decision requires the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company’s valuation process. ASU 2011-04 was effective for annual reporting periods beginning after December 15, 2011 with early adoption prohibited. The Company adopted this standard in the first quarter of 2012. This standard does not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The ASU retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The provisions of the new guidance are not expected to have a material impact on the Company’s consolidated financial statements.

3.    Acquisitions

There were no acquisition-related transactions during the six months ended June 30, 2012.

4.    Earnings per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
	($ in millions, except share and per share amounts)
Earnings
Basic:
Net income/(loss)(1)	$84.6	$9.1	$163.3	$(143.7)
Preference share dividends	(8.3)	(5.7)	(14.0)	(11.4)

Basic and diluted net income/(loss) available to ordinary shareholders(1)	76.3	3.4	149.3	(155.1)

Ordinary shares:
Basic weighted average ordinary shares	71,303,855	70,792,483	71,123,926	70,673,175
Weighted average effect of dilutive securities(2)	2,542,048	2,776,427	2,720,031	—

Total diluted weighted average ordinary shares	73,845,903	73,568,910	73,843,957	70,673,175

Earnings/(loss) per ordinary share:
Basic	$1.07	$0.05	$2.10	$(2.19)

Diluted	$1.03	$0.05	$2.02	$(2.19)

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

(2)	The basic and diluted number of ordinary shares for the six months ended June 30, 2011 in the table above is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive. Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program and restricted stock units as described in Note 12.

Dividends.    On July 25, 2012, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.17	August 28, 2012	August 10, 2012
5.625% preference shares	$0.703125	October 1, 2012	September 15, 2012
7.401% preference shares	$0.462563	October 1, 2012	September 15, 2012
7.250% preference shares	$0.4531	October 1, 2012	September 15, 2012

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

Reinsurance Segment.    Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$299.8	$366.8	$666.6
Net written premiums	276.8	305.1	581.9
Gross earned premiums	300.8	279.9	580.7
Net earned premiums	282.0	231.4	513.4
Underwriting Expenses
Losses and loss adjustment expenses	133.7	128.4	262.1
Policy acquisition expenses	59.3	42.7	102.0
General and administrative expenses	30.0	42.1	72.1

Underwriting income	59.0	18.2	77.2

Corporate expenses			(11.4)
Net investment income			52.8
Net realized and unrealized investment gains			1.3
Change in fair value of derivatives			(11.6)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(12.7)
Other income			2.9

Net profit before tax			$90.8

Net reserves for loss and loss adjustment expenses	$2,715.5	$1,383.5	$4,099.0

Ratios
Loss ratio	47.4%	55.5%	51.1%
Policy acquisition expense ratio	21.0	18.5	19.9
General and administrative expense ratio(1)	10.6	18.2	16.3
Expense ratio	31.6	36.7	36.2

Combined ratio	79.0%	92.2%	87.3%

(1)	The total general and administrative expense ratio includes the impact from corporate expenses.

	Three Months Ended June 30, 2011
	Reinsurance	Insurance	Total
	(As Adjusted, $ in millions)
Underwriting Revenues
Gross written premiums	$288.0	$294.2	$582.2
Net written premiums	256.9	268.8	525.7
Gross earned premiums	290.7	234.1	524.8
Net earned premiums	268.0	191.8	459.8
Underwriting Expenses
Losses and loss adjustment expenses	206.3	120.1	326.4
Policy acquisition expenses	49.1	37.6	86.7
General and administrative expenses(1)	26.9	29.8	56.7

Underwriting (loss)/income(1)	(14.3)	4.3	(10.0)

Corporate expenses			(14.0)
Net investment income			58.6
Realized and unrealized investment gains			9.8
Change in fair value of derivatives			(22.3)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(10.9)
Other income			6.8

Net profit before tax(1)			$10.3

Net reserves for loss and loss adjustment expenses	$2,722.8	$1,309.6	$4,032.4

Ratios
Loss ratio	77.0%	62.6%	71.0%
Policy acquisition expense ratio	18.3	19.6	18.9
General and administrative expense ratio(1)(2)	10.0	15.5	15.4
Expense ratio(1)	28.3	35.1	34.3

Combined ratio(1)	105.3%	97.7%	105.3%

(1)	The application of ASU 2010-26 has resulted in a net $1.1 million increase in the general, administrative and corporate expenses for the three months ended June 30, 2011. For more information, refer to Note 2 of these financial statements.

(2)	The total general and administrative expense ratio includes the impact from corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$774.0	$674.7	$1,448.7
Net written premiums	706.3	509.1	1,215.4
Gross earned premiums	591.0	546.8	1,137.8
Net earned premiums	553.0	455.8	1,008.8
Underwriting Expenses
Losses and loss adjustment expenses	269.3	276.8	546.1
Policy acquisition expenses	111.1	87.0	198.1
General and administrative expenses	59.0	83.5	142.5

Underwriting income	113.6	8.5	122.1

Corporate expenses			(25.8)
Net investment income			105.2
Net realized and unrealized investment gains			10.3
Change in fair value of derivatives			(19.1)
Interest expense on long term debt			(15.4)
Net realized and unrealized foreign exchange (losses)			(5.0)
Other income			2.6

Net profit before tax			$174.9

Net reserves for loss and loss adjustment expenses	$2,715.5	$1,383.5	$4,099.0

Ratios
Loss ratio	48.7%	60.7%	54.1%
Policy acquisition expense ratio	20.1	19.1	19.6
General and administrative expense ratio(1)	10.7	18.3	16.7
Expense ratio	30.8	37.4	36.3

Combined ratio	79.5%	98.1%	90.4%

(1)	The total general and administrative expense ratio includes the impact from corporate expenses.

	Six Months Ended June 30, 2011
	Reinsurance	Insurance	Total
	(As Adjusted, $ in millions)
Underwriting Revenues
Gross written premiums	$725.1	$528.4	$1,253.5
Net written premiums	645.3	390.0	1,035.3
Gross earned premiums	575.5	458.1	1,033.6
Net earned premiums	540.0	372.2	912.2
Underwriting Expenses
Losses and loss adjustment expenses	616.4	238.9	855.3
Policy acquisition expenses	98.5	69.6	168.1
General and administrative expenses(1)	51.9	59.6	111.5

Underwriting (loss)/income(1)	(226.8)	4.1	(222.7)

Corporate expenses			(21.7)
Net investment income			114.1
Realized and unrealized investment gains			18.2
Change in fair value of derivatives			(25.7)
Interest expense on long term debt			(15.4)
Net realized and unrealized foreign exchange (losses)			(4.5)
Other (expenses)			(1.3)

Net (loss) before tax(1)			$(159.0)

Net reserves for loss and loss adjustment expenses	$2,722.8	$1,309.6	$4,032.4

Ratios
Loss ratio	114.1%	64.2%	93.8%
Policy acquisition expense ratio	18.2	18.7	18.4
General and administrative expense ratio(1)(2)	9.6	16.0	14.6
Expense ratio(1)	27.8	34.7	33.0

Combined ratio(1)	141.9%	98.9%	126.8%

(1)	The application of ASU 2010-26 has resulted in a net $2.2 million increase in the general, administrative and corporate expenses for the six months ended June 30, 2011. For more information, refer to Note 2 of these financial statements.

(2)	The total general and administrative expense ratio includes the impact from corporate expenses.

6.    Investments

Income Statement

Investment Income.    The following table summarizes investment income for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	($ in millions)		($ in millions)
Fixed income maturities — Available for sale	$46.4	$51.8	$93.2	$103.0
Fixed income maturities — Trading	4.0	4.2	8.2	8.6
Short-term investments — Available for sale	0.8	0.2	1.3	0.5
Short-term investments — Trading	—	0.1	—	0.1
Fixed term deposits (included in cash and cash equivalents)	1.7	1.3	3.3	2.4
Equity securities	1.8	3.0	3.2	3.2

Total	$54.7	$60.6	$109.2	$117.8
Investments expenses	(1.9)	(2.0)	(4.0)	(3.7)

Net investment income	$52.8	$58.6	$105.2	$114.1

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in comprehensive income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	($ in millions)		($ in millions)
Available for sale short-term investments, fixed income maturities and equity securities:
Gross realized gains	$2.0	$7.6	$5.7	$19.4
Gross realized (losses)	(3.2)	(1.0)	(4.7)	(4.5)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	1.9	1.2	4.4	4.5
Gross realized (losses)	—	(0.1)	(0.2)	(1.5)
Net change in gross unrealized gains	1.5	2.2	6.0	0.3
Impairments:
Total other-than-temporary impairments	(0.9)	—	(0.9)	—
Other investments:
Gross realized and unrealized (losses) in Cartesian Iris Offshore Fund L.P.	—	(0.1)	—	—

Total net realized and unrealized investment gains recorded in the statement of operations	$1.3	$9.8	$10.3	$18.2

Change in available for sale unrealized gains/(losses):
Fixed income maturities	30.6	47.8	15.4	12.2
Short-term investments	—	(0.1)	—	(0.1)
Equity securities	6.0	4.2	9.6	6.4

Total change in pre-tax available for sale unrealized gains	36.6	51.9	25.0	18.5
Change in taxes	0.4	(4.3)	0.2	0.6

Total change in unrealized gains/(losses), net of taxes recorded in other comprehensive income	$37.0	$47.6	$25.2	$19.1

Other-than-temporary impairments    A security is impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2 (c) of our “Notes to the Audited Consolidated Financial Statements” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the three and six months ended June 30, 2012 related to one security and was $0.9 million (2011 — $Nil) and $0.9 million (2011 — $Nil), respectively.

Balance Sheet

Fixed Income Maturities, Short-Term Investments and Equities-Available For Sale.    The following presents the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed maturities, short-term investments and equities as at June 30, 2012 and December 31, 2011:

	As at June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$915.5	$60.2	$—	$975.7
U.S. agency	286.6	22.6	—	309.2
Municipal	37.3	2.6	—	39.9
Corporate	1,756.8	140.4	(0.5)	1,896.7
FDIC guaranteed corporate	3.0	—	—	3.0
Non-U.S. government-backed corporate	116.8	3.0	—	119.8
Foreign government	567.3	29.0	—	596.3
Asset-backed	57.3	4.7	—	62.0
Non-agency commercial mortgage-backed	70.0	9.3	—	79.3
Agency mortgage-backed	1,235.4	70.2	(0.1)	1,305.5

Total fixed income maturities — Available for sale	5,046.0	342.0	(0.6)	5,387.4
Total short-term investments — Available for sale	489.6	—	—	489.6
Total equity securities — Available for sale	168.1	22.3	(3.0)	187.4

Total	$5,703.7	$364.3	$(3.6)	$6,064.4

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$873.9	$58.5	$—	$932.4
U.S. agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC guaranteed corporate	72.5	0.4	—	72.9
Non-U.S. government-backed corporate	163.9	3.9	—	167.8
Foreign government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency commercial mortgage-backed	77.1	8.3	—	85.4
Agency mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total fixed income maturities — Available for sale	5,099.7	330.1	(4.0)	5,425.8
Total short-term investments — Available for sale	298.2	—	—	298.2
Total equity securities — Available for sale	169.8	15.1	(5.4)	179.5

Total	$5,567.7	$345.2	$(9.4)	$5,903.5

Fixed Income Maturities — Trading.    The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities and short-term investments as at June 30, 2012 and December 31, 2011:

	As at June 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$38.0	$0.8	$—	$38.8
U.S. agency	1.6	0.3	—	1.9
Municipal	2.8	0.1	—	2.9
Corporate	320.4	18.2	(0.9)	337.7
Foreign government	20.4	1.5	—	21.9
Asset backed	0.6	—	—	0.6

Total fixed income maturities — Trading	383.8	20.9	(0.9)	403.8
Total short-term investments — Trading	14.0	—	—	14.0

Total	$397.8	$20.9	$(0.9)	$417.8

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$30.3	$2.0	$—	$32.3
U.S. agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign government	7.1	0.3	—	7.4
Asset backed	0.7	—	—	0.7

Total fixed income maturities — Trading	380.4	18.2	(4.2)	394.4
Total short-term investments — Trading	4.1	—	—	4.1

Total	$384.5	$18.2	$(4.2)	$398.5

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.

Other Investments.    Other investments represent the Company’s investment in Cartesian Iris Offshore Fund L.P. (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer. The Company has accounted for its investment in Cartesian in accordance with the equity method of accounting. The Company is not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value.

In the three and six months ended June 30, 2012, our share of gains and losses increased the value of our investment by $Nil (2011 — decrease in value of the investment of $0.1 million) and $Nil (2011 — $Nil), respectively. The change in value has been recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding our investment in Cartesian, refer to “Notes to Audited Consolidated Financial Statements — Investments” in the Company’s 2011 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.

The table below shows our investment in Cartesian for the six months ended June 30, 2012 and twelve months ended December 31, 2011:

	Opening Undistributed Fair Value of Investment	Unrealized Gain	Carrying Value	Funds Distributed	Closing Undistributed Fair Value of Investment
	($ in millions)
Cartesian Iris Offshore Fund L.P.
Six months ended June 30, 2012	$33.1	$—	$33.1	$—	$33.1
Twelve months ended December 31, 2011	$30.0	$3.1	$33.1	$—	$33.1

Fixed Maturities.    The scheduled maturity distribution of available for sale fixed income maturity securities as at June 30, 2012 and December 31, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2012
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$590.0	$597.8	AA
Due after one year through five years	1,943.1	2,048.7	AA
Due after five years through ten years	1,061.2	1,185.8	AA–
Due after ten years	89.0	108.3	A+

Subtotal	3,683.3	3,940.6
Non-agency commercial mortgage-backed	70.0	79.3	AA
Agency mortgage-backed	1,235.4	1,305.5	AA+
Other asset-backed	57.3	62.0	AAA

Total fixed income maturities — Available for sale	$5,046.0	$5,387.4

	As at December 31, 2011
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$726.0	$732.9	AA+
Due after one year through five years	1,955.0	2,057.9	AA
Due after five years through ten years	997.9	1,112.3	AA–
Due after ten years	91.4	108.0	AA–

Subtotal	3,770.3	4,011.1
Non-agency commercial mortgage-backed	77.1	85.4	AA+
Agency mortgage-backed	1,195.9	1,268.3	AA+
Other asset-backed	56.4	61.0	AAA

Total fixed income maturities — Available for sale	$5,099.7	$5,425.8

Gross Unrealized Loss.    The following tables summarize as at June 30, 2012 and December 31, 2011, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio:

	As at June 30, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$95.4	$—	$—	$—	$95.4	$—	19
Foreign government	13.9	—	9.4	—	23.3	—	10
Municipal	1.5	—	—	—	1.5	—	1
Corporate	41.7	(0.5)	8.4	—	50.1	(0.5)	47
Non-U.S. government-backed corporate	2.0	—	4.6	—	6.6	—	4
Asset-backed	0.2	—	—	—	0.2	—	3
Agency mortgage-backed	9.7	(0.1)	—	—	9.7	(0.1)	8

Total fixed income maturities — Available for sale	164.4	(0.6)	22.4	—	186.8	(0.6)	92
Total short-term investments — Available for sale	20.6	—	—	—	20.6	—	13
Total equity securities — Available for sale	29.7	(2.4)	10.0	(0.6)	39.7	(3.0)	25

Total	$214.7	$(3.0)	$32.4	$(0.6)	$247.1	$(3.6)	130

	As at December 31, 2011
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$6.3	$—	$—	$—	$6.3	$—	2
U.S. agency	2.7	—	—	—	2.7	—	1
Municipal	2.4	—	—	—	2.4	—	1
Foreign government	14.6	(0.1)	—	—	14.6	(0.1)	7
Corporate	133.7	(3.4)	11.1	(0.4)	144.8	(3.8)	96
Non-U.S. government-backed corporate	17.4	—	3.4	—	20.8	—	14
Asset-backed	8.2	—	—	—	8.2	—	20
Agency mortgage-backed	24.4	(0.1)	0.1	—	24.5	(0.1)	11
FDIC guaranteed corporate	2.0	—	—	—	2.0	—	1
Non-agency commercial mortgage-backed	0.4	—	0.7	—	1.1	—	2

Total fixed income maturities — Available for sale	212.1	(3.6)	15.3	(0.4)	227.4	(4.0)	155
Total short-term investments — Available for sale	18.1	—	—	—	18.1	—	9
Total equity securities — Available for sale	37.5	(5.4)	—	—	37.5	(5.4)	15

Total	$267.7	$(9.0)	$15.3	$(0.4)	$283.0	$(9.4)	179

Investment Purchases and Sales.    The following table summarizes investment purchases, sales and maturities for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	($ in millions)		($ in millions)
Purchases of fixed income maturities — Available for sale	$284.3	$577.2	$705.3	$1,220.8
Purchases of fixed income maturities — Trading	56.1	46.9	114.7	277.8
Purchases of equity securities	11.0	3.9	29.5	175.0
(Proceeds) from sales of equity securities	(9.5)	(5.6)	(25.8)	(5.6)
(Proceeds) from sales and maturities of fixed income maturities — Available for sale	(355.0)	(562.5)	(749.3)	(1,049.6)
(Proceeds) from sales and maturities of fixed income maturities — Trading	(48.6)	(39.4)	(114.7)	(303.8)
Net change in payable/(receivable) for securities purchased /(sold)	4.9	19.5	3.5	41.7
Net (sales)/purchases of short-term investments	75.0	15.2	203.6	(91.3)

Net purchases for the period	$18.2	$55.2	$166.8	$265.0

Guaranteed Investments.    The following table presents the breakdown of investments which are guaranteed by mono-line insurers (“Wrapped Credit” disclosure) and those that have explicit government guarantees. The standalone rating is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), the lowest rating was used.

As at June 30, 2012			As at December 31, 2011
Rating With Guarantee	Rating without Guarantee	Market Value	Rating With Guarantee	Rating without Guarantee	Market Value
($ in millions)			($ in millions)
AAA	AAA	$58.6	AAA	AAA	$72.9
	AA+	—		AA+	21.1
	AA	22.7		AA	24.5
	AA–	—		AA–	4.0
	A+	3.7		A+	13.5
	A	2.0		A	16.9
	A–	—		A–	3.2
	BBB+	—		BBB+	2.8
	BBB	2.6		BBB	2.6
	BB+	—		BB+	3.7
	B+	19.8		B+	19.9
	B	—		B	3.7
AA+	AAA	1.7	AA+	AAA	—
	AA+	30.7		AA+	5.9
	AA	—		AA	7.5
	AA–	—		AA–	2.5
	A+	1.0		A+	—
	A	—		A	13.1
	A–	—		A–	28.4
	BBB+	—		BBB+	19.4
AA	AA–	6.2	AA	AA–	—
AA–	AA–	—	AA–	AA–	3.7
BBB+	BBB+	1.5	BBB+	BBB+	—
BBB	BBB	0.1	BBB	BBB	0.1

		$150.6			$269.4

Our exposure to mono-line insurers as at June 30, 2012 was limited to two municipal holdings (2011 — one municipal holding) with a market value of $1.6 million (2011 — $0.1 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by the Federal Deposit Insurance Corporation (“FDIC”) and non-U.S. government guaranteed issuers.

7.    Fair Value Measurements

Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, “Fair Value Measurements and Disclosures.” The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels.

The Company considers prices for actively traded securities to be derived based on quoted prices in an active market for identical assets, which are Level 1 inputs in the fair value hierarchy. As identified in the tables below, the majority of securities are valued using prices supplied by index providers.

The Company considers prices for other securities that may not be as actively traded which are priced via pricing services, index providers, vendors and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. As identified in the table below, these securities are also valued using prices supplied by index providers.

The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

The following tables present the level within the fair value hierarchy at which our financial assets and liabilities are measured on a recurring basis at June 30, 2012 and December 31, 2011.

	As at June 30, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$975.7	$—	$975.7
U.S. government agency	—	309.2	309.2
Municipal	—	39.9	39.9
Foreign government	437.9	158.4	596.3
Non-agency commercial mortgage-backed	—	79.3	79.3
Agency mortgage-backed	—	1,305.5	1,305.5
Asset-backed	—	62.0	62.0
Corporate	—	1,896.7	1,896.7
FDIC guaranteed corporate	—	3.0	3.0
Bonds backed by foreign government	—	119.8	119.8

Total fixed income maturities available for sale, at fair value	$1,413.6	$3,973.8	$5,387.4
Short-term investments available for sale, at fair value	465.8	23.8	489.6
Equity investments available for sale, at fair value	187.4	—	187.4
Held for trading financial assets, at fair value
U.S. government	$38.8	$—	$38.8
U.S. government agency	—	1.9	1.9
Municipal	—	2.9	2.9
Foreign government	4.1	17.8	21.9
Asset-backed	—	0.6	0.6
Corporate	—	337.7	337.7

Total fixed income maturities trading, at fair value	$42.9	$360.9	$403.8
Short-term investments trading, at fair value	13.3	0.7	14.0
Other financial assets and liabilities, at fair value
Derivatives at fair value	—	3.3	3.3
Liabilities under derivative contracts	—	(2.7)	(2.7)

Total	$2,123.0	$4,359.8	$6,482.8

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012 and no assets or liabilities were classified as Level 3.

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

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2011 and no assets or liabilities were classified as Level 3 as at December 31, 2011.

The following tables present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Fixed Maturity Investments	Derivatives at Fair Value	Total
	($ in millions)
Level 3 assets as of January 1, 2011	$6.8	$—	$6.8
Total unrealized gains or (losses):
Included in comprehensive income	(4.0)	—	(4.0)
Included in earnings	4.8	—	4.8
Sales	(7.6)	—	(7.6)

Level 3 assets as of June 30, 2011	$—	$—	$—

There were no transactions for assets measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2012 and during the three months ended June 30, 2011.

Fixed Maturities.    The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At June 30, 2012 and December 31, 2011, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

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

At June 30, 2012, we obtained an average of 3.1 quotes per fixed income investment, compared to 2.6 quotes at December 31, 2011. Pricing sources used in pricing our fixed income investments at June 30, 2012 and December 31, 2011 were as follows:

	As at June 30, 2012	As at December 31, 2011
Index providers	88%	83%
Pricing services	10	15
Broker-dealers	2	2

Total	100%	100%

A summary of securities priced using pricing information from index providers at June 30, 2012 and December 31, 2011 is provided below:

Fixed Income Maturities — Available For Sale

	June 30, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$959.6	98%	$932.4	100%
U.S. Agency	292.6	95	238.1	81
Municipal	26.1	66	26.4	74
Corporate	1,792.2	94	1,635.0	89
FDIC Guaranteed Corporate	3.0	100	1.0	1
Non-U.S. Government-backed Corporate	72.1	60	111.3	66
Foreign Government	445.4	75	498.6	75
Asset-backed	38.0	61	37.4	61
Non-agency Commercial Mortgage-backed	5.4	7	2.9	3
Agency Mortgage-backed	1,061.3	81	1,011.6	80

Total Fixed Maturities — Available for Sale	$4,695.7	87%	$4,494.7	83%

Fixed Income Maturities — Trading

	June 30, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$38.8	100%	$32.3	100%
U.S. Agency	1.9	100	1.8	100
Municipal	0.7	23	2.9	100
Corporate	324.1	96	322.1	92
Asset-backed	0.4	79	0.5	70
Foreign Government	16.0	73	3.7	49

Total Fixed Maturities — Trading	$381.9	95%	$363.3	92%

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

•

comparison of market values obtained from pricing services, index providers and broker-dealers against alternative price sources where further investigation is completed when significant differences exist for pricing of individual securities between pricing sources;

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

Corporate.    Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the FDIC program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. The Company classifies these securities within Level 2.

Mortgage-backed securities.    Our residential and commercial mortgage-backed securities consist of bonds issued by the Government National Mortgage Association, the FNMA and the FHLMC as well as private non-agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price mortgage-backed securities are observable market inputs, these securities are classified within Level 2.

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

Short-term investments.    Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are classified as either trading or available for sale and carried at estimated fair value. Short-term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Levels 1 and 2.

Equity securities.    Equity securities include U.S. and foreign common stocks and are classified as available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

At June 30, 2012, we obtained an average of 4.9 quotes per equity investment, compared to 4.8 quotes as at December 31, 2011. Pricing sources used in pricing our equities at June 30, 2012 and December 31, 2011, were as follows:

	As at June 30, 2012	As at December 31, 2011
Index providers	100%	95%
Pricing services	—	5

Total	100%	100%

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

8.    Reinsurance

We purchase retrocession and reinsurance to limit and diversify the Company’s risk exposure and to increase its own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

The largest concentrations of reinsurance recoverables as at June 30, 2012 were with Lloyd’s syndicates and with Munich Re. Balances with Lloyd’s and Munich Re represented 25.0% and 12.4%, respectively, of reinsurance recoverables (December 31, 2011 — Lloyds 26.9% and Aeolus Re 15.8%).

9.    Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2012 and December 31, 2011:

		As at June 30, 2012			As at December 31, 2011
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(0.1	)(1)	$1,000.0	($2.1	)(1)
Forward Exchange Contracts	Liabilities under Derivative Contracts	$97.4	$(2.6)		$—	$—
Forward Exchange Contracts	Derivatives at Fair Value	$161.3	$3.3		$192.4	$1.3

(1)	Net of $52.9 million of cash collateral provided to counterparties as security for our net liability position (December 31, 2011 — $43.7 million).

The following tables provide the unrealized and realized (losses) recorded in earnings for the three and six months ended June 30, 2012 and 2011:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	Amount of Income/(Loss) Recognized in the Statement of Operations
		Three Months Ended
		June 30, 2012	June 30, 2011
		($ in millions)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$(0.3)	$3.2
Interest Rate Swaps	Change in Fair Value of Derivatives	$(11.3)	$(25.5)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Recognized in the Statement of Operations	Amount of (Loss) Recognized in the Statement of Operations
		Six Months Ended
		June 30, 2012	June 30, 2011
		($ in millions)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$(4.3)	$(0.3)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(14.8)	$(25.4)

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

As at June 30, 2012, we held foreign currency derivative contracts with an aggregate value of $258.7 million. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and six months ended June 30, 2012, the impact of foreign currency contracts on net income was a charge of $0.3 million (June 30, 2011 — a gain of $3.2 million) and a charge of $4.3 million (June 30, 2011 – a charge of $0.3 million), respectively.

Interest Rate Swaps.    As at June 30, 2012, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2011 — $1.0 billion) that are due to mature between August 2, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and six months ended June 30, 2012, there was a charge in respect of the interest rate swaps of $11.3 million (June 30, 2011 — charge of $25.5 million) and a charge of $14.8 million (June 30, 2011 — charge of $25.4 million), respectively.

As at June 30, 2012, cash collateral with a fair value of $52.9 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). As at June 30, 2012, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2011 — $Nil). Transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at June 30, 2012, no amount was recorded in our balance sheet for the pledged assets.

As a result of the application of derivative accounting guidance, none of the derivatives mentioned above meet the requirements for hedge accounting. Changes in the estimated fair value are therefore included in the consolidated statement of operations.

10.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the six months ended June 30, 2012 and twelve months ended December 31, 2011:

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Provision for losses and LAE at the start of the year	$4,525.2	$3,820.5
Less reinsurance recoverable	(426.6)	(279.9)

Net loss and LAE at the start of the year	4,098.6	3,540.6

Net loss and LAE expenses (disposed)	(8.8)	(20.6)

Provision for losses and LAE for claims incurred:
Current year	611.6	1,648.3
Prior years	(65.5)	(92.3)

Total incurred	546.1	1,556.0

Losses and LAE payments for claims incurred:
Current year	(86.6)	(269.3)
Prior years	(432.3)	(712.9)

Total paid	(518.9)	(982.2)

Foreign exchange (gains)/losses	(18.0)	4.8

Net losses and LAE reserves at period end	4,099.0	4,098.6
Plus reinsurance recoverable on unpaid losses at period end	457.4	426.6

Provision for losses and LAE at June 30, 2012 and December 31, 2011	$4,556.4	$4,525.2

For the six months ended June 30, 2012, there were reductions of $65.5 million (2011 — $54.7 million) in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below. The $8.8 million net loss and LAE expenses disposed in the six months ended June 30, 2012 (twelve months ended December 31, 2011 —$20.6 million) relates to commuted contracts.

11.    Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at June 30, 2012 and December 31, 2011:

	As at June 30, 2012		As at December 31, 2011
	Number	$ in Thousands	Number	$ in Thousands
Authorized Share Capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital:
Issued ordinary shares of 0.15144558¢ per share	70,687,383	107	70,655,698	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	—	—

Total issued share capital		132		122

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $523.2 million (2011 — $363.2 million) less issue costs of $15.1 million (2011 — $9.6 million).

	As at June 30, 2012	As at December 31, 2011
	($ in millions)	($ in millions)
Additional paid-in capital	$1,523.2	$1,385.0

Ordinary Shares.    The following table summarizes transactions in the Company’s ordinary shares during the six-month period ended June 30, 2012:

Number of Ordinary Shares
Shares in issue at December 31, 2011	70,655,698
Share transactions in the six months ended June 30, 2012:
Issued to the Names’ Trustee upon exercise of investor options (refer to Note 12)	116,510
Issued to employees under the 2003 and/or 2008 share incentive plans	831,762
Issued to non-employee directors	44,034
Repurchased from ordinary shareholders	(960,621)

Shares in issue at June 30, 2012	70,687,383

Ordinary Share Repurchases.    On May 8, 2012, the Company repurchased 69,286 ordinary shares from the Names Trust at an average price of $27.13 per ordinary share for a total amount of $1.9 million, including the costs incurred to effect the repurchases.

On May 14, 2012, the Company initiated a share repurchase program with Barclays Capital to repurchase ordinary shares on the open market. Under this arrangement, the Company acquired and cancelled 891,335 ordinary shares at an average price of $28.05 per ordinary share for a total amount of $25.0 million for the period ended June 30, 2012.

Preference Share Issuance.    On April 11, 2012, the Company issued 6,400,000 shares of 7.250% of Perpetual Non-Cumulative Preference Shares (the “Preference Shares”). The Preference Shares have a liquidation preference of $25 per share. Net proceeds were $154.5 million, comprising $160.0 million of total liquidation preference less $5.5 million of issue expenses.

The Company intends to use the net proceeds from the offering for general corporate purposes, including supporting its insurance and reinsurance activities through its operating subsidiaries as well as repurchasing its outstanding ordinary shares as determined from time to time.

The Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the Preference Shares at a redemption price of $25 per share on or after July 1, 2017. Aspen has listed the Preference Shares on the New York Stock Exchange under the symbol “AHLPRB”.

12.    Share Based Payments

The Company issued options and other equity incentives under three arrangements: investor options, the employee incentive plan and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.

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

The options issued to the Wellington Names were held for their benefit by Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”). The subscription price payable under the options was initially £10 and increases by 5% per annum, less any dividends paid. Option holders were not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. During the three and six months ended June 30, 2012, the Names’ Trustee exercised 223,223 and 365,248 options on a cash and cashless basis, respectively (2011 — 205,955 and 745,778 options). All options have been exercised prior to the expiry date of June 21, 2012.

Employee and Non-Executive Director Awards.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and six months ended June 30, 2012 (2011 — Nil and Nil) and 46,037 and 55,951 options, respectively, were exercised and issued in the three months and six months ended June 30, 2012 (2011 — Nil and 9,208). No charges against income were made in respect of employee options for the three and six months ended June 30, 2012 (2011 — $Nil and $Nil).

Restricted share units (“RSUs”) granted to employees vest equally over a two or three-year period, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and six months ended June 30, 2012, the Company granted to employees Nil and 345,852 RSUs, respectively (2011 — 24,516 and 129,750). In the case of non-employee directors, one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the date of grant. On February 2, 2012 (with a grant date of February 8, 2012), the Board of Directors approved a total of 29,071 RSUs for the non-employee directors (February 9, 2011 — 23,408) and 17,705 RSUs to the Chairman (February 9, 2011 — 16,722). Compensation costs charged against income in respect of RSUs for the three and six months ended June 30, 2012 were $2.0 million and $3.9 million, respectively (2011 — $0.7 million and $3.2 million).

2012 Performance Shares.    On February 2, 2012, the Compensation Committee approved the grant of 334,125 performance shares with a grant date of February 8, 2012 (February 9, 2011 — 853,223; March 21, 2011 — 31,669). The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the diluted BVPS growth achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant). If the diluted BVPS growth achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the diluted BVPS growth achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2013 and 2014 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (or in the case of the 2012 portion of the grant and the average BVPS of less than 5%), then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee, the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2012) is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and six months ended June 30, 2012 in respect of performance shares were $3.3 million and $6.6 million, respectively (2011 — $0.1 million and $Nil).

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

The fair value of the phantom shares is based on the average of the high and low share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and six months ended June 30, 2012 in respect of phantom shares were $0.6 million and $1.1 million, respectively, with a fair value adjustment in the three and six months ended June 30, 2012 of $Nil and $Nil, respectively.

Employee Share Purchase Plans.    On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 7,346 and 58,984 ordinary shares were issued during the three and six months ended June 30, 2012, respectively (2011 — 19,885 shares and 41,364 shares). Compensation costs charged against income in the three and six months ended June 30, 2012 in respect of the ESPP were $Nil and $Nil, respectively (2011 — $0.1 million and $0.3 million).

13.    Intangible Assets

The following table provides a summary of the Company’s intangible assets for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
		($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$1.5	$19.7	$1.6	$16.6	$2.5	$20.7
Amortization	—	—	(0.2)	(0.2)	—	—	(0.2)	(0.2)

End of the period	$1.6	$16.6	$1.3	$19.5	$1.6	$16.6	$2.3	$20.5

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
		($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$1.8	$20.0	$1.6	$16.6	$2.8	$21.0
Amortization	—	—	(0.5)	(0.5)	—	—	(0.5)	(0.5)

End of the period	$1.6	$16.6	$1.3	$19.5	$1.6	$16.6	$2.3	$20.5

License to use the “Aspen” Trademark.    On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at June 30, 2012, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2011 — $1.6 million).

Insurance Licenses.    The total value of the licenses as at June 30, 2012 was $16.6 million (December 31, 2011 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other.    In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at June 30, 2012 was $1.3 million (December 31, 2011 — $1.8 million).

14.    Commitments and Contingencies

(a)	Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at June 30, 2012 and December 31, 2011:

	As at June 30, 2012	As at December 31, 2011
	($ in millions, except percentages)
Assets held in multi-beneficiary trusts	$869.7	$1,343.7
Assets held in single-beneficiary trusts	797.6	811.5
Secured letters of credit(1)	924.1	1,208.0

Total	$2,591.4	$3,363.2

Total as percent of cash and invested assets	33.1%	44.4%

(1)	As of June 30, 2012, the Company had pledged securities and cash of $1,182.3 million and £19.4 million (December 31, 2011 — $1,344.1 million and £19.3 million) as collateral for the secured letters of credit.

Interest rate swaps.    As at June 30, 2012, cash collateral with a fair value of $52.9 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). For more information, please refer to Note 9 of these financial statements.

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of June 30, 2012 were:

	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$5.6	$10.4	$10.0	$9.9	$7.0	$13.9	$56.8

(c)	Variable interest entities

The Company has no investments in variable interest entities other than Cartesian as disclosed in Note 6 of these financial statements.

15.    Subsequent events

On July 30, 2012, Aspen Bermuda and Citibank Europe plc replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will expire in two separate tranches; Tranche II, which consists of $300.0 million, will expire on June 30, 2013, and Tranche I, which consists of the remaining maximum aggregate amount of $650.0 million, expires on June 30, 2014.

On August 2, 2012, $27.9 million in notional amount of our interest rate swaps terminated, as a result of which we entered into a $27.9 million notional 5-year interest rate swap with a termination date of August 2, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Overview

We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S.

Highlights of our results for the three and six months ended June 30, 2012 were:

•	Diluted book value per share(1) of $40.01, increased by 7.4% over the end of the second quarter of 2011(2) and by 3.7% from the end of the first quarter of 2012(2);

•	Combined ratio of 87.3% for the second quarter of 2012 compared with a combined ratio of 105.3% for the second quarter of 2011;

•	Combined ratio of 90.4% for the first half of 2012 compared to 126.8% for the first half of 2011 which was adversely affected by material catastrophe losses;

•	Net income per diluted share of $1.03 for the quarter ended June 30, 2012 compared with net income of $0.05 in the same quarter last year(2);

•	Gross written premium of $666.6 million for the second quarter of 2012, an increase of 14.5% from the second quarter of 2011, principally due to growth in our insurance segment;

•	Prior year net reserve releases of $28.6 million for the second quarter of 2012 compared with $32.8 million of net reserve releases in the second quarter of 2011; and

•

Annualized net income return on average equity(2) of 10.8% for the second quarter of 2012 compared with 0.4% for the second quarter of 2011 and annualized net income return on equity of 10.6% for the first half of 2012 compared to an annualized net loss of 11.2% for the second half of 2011.

Shareholders’ equity and financial leverage. Total shareholders’ equity increased by $224.2(2) million to $3,435.1 million for the three months ended June 30, 2012. The most significant movements were:

•	a $64.3 million increase in retained earnings for the period;

•	an increase in net unrealized gains on investments, net of taxes, of $37.0 million;

•	proceeds of $154.5 million from the issuance of the Preference Shares; and

•	repurchase of 891,335 ordinary shares for $25.0 million in cash under our open market buyback program.

(1)

Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the number of diluted ordinary shares at the end of the period.

(2)

In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Shareholders’ equity and ordinary shares in issue as at June 30, 2012 and December 31, 2011 were:

	As at June 30, 2012	As at December 31, 2011
	($ in millions, except for share amounts)
Total shareholders’ equity(1)	$3,435.1	$3,156.0
Preference shares less issue expenses	(508.1)	(353.6)

Net assets attributable to ordinary shareholders(1)	$2,927.0	$2,802.4

Ordinary shares	70,687,383	70,655,698
Diluted ordinary shares	73,161,102	73,355,674

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Recent Developments

On July 30, 2012, Aspen Bermuda, and Citibank Europe plc replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will expire in two separate tranches; Tranche II, which consists of $300.0 million, will expire on June 30, 2013, and Tranche I, which consists of the remaining maximum aggregate amount of $650.0 million, expires on June 30, 2014.

On August 2, 2012, $27.9 million in notional amount of our interest rate swaps terminated, as a result of which we entered into a $27.9 million notional 5-year interest rate swap with a termination date of August 2, 2017.

Outlook and Trends

Overall.    We continue to see a general upward trend in insurance rates. However, the market is not embracing rate increases in a significant and meaningful way in all lines and geographies. For the first six months of 2012, we achieved an average rate increase of 5% on renewals across both segments, with 4% in insurance and 6% in reinsurance. Most lines showed modest to encouraging rate improvements but a number of lines have yet to move significantly upwards.

Reinsurance.    In reinsurance, following strong rate improvement for the January 1st renewals, we were hoping to see that magnitude of rate increase continue for the June and July U.S. property renewal season. There were rate increases for U.S. business at June and July for catastrophe-affected property lines but they were more modest than we had hoped. Rate increases ranged from zero to over 20% with an average increase of approximately 7%. For the U.S. non-catastrophe property business, the reinsurance segment was achieving rate increases of approximately 5%. The level of increases reflects improvements in primary rates.

In U.S. casualty reinsurance, the general improving trends we saw earlier in the year are continuing. A number of our cedants in the U.S. general liability excess and surplus lines market were seeing increasing rate trends. We also saw some firming of underlying workers compensation rates and cedants buying more workers compensation catastrophe cover. The main challenges remain the prolonged diminished level of investment returns, the sluggish economy and availability of capacity. In international casualty reinsurance, markets remain more challenging.

In specialty reinsurance, rates were generally flat. We expect that the full effect of insurance claims arising from the sinking of the Costa Concordia cruise liner will be felt in January 2013 in terms of upward pressure on marine rates. Specialty reinsurance aviation rates were holding steady, but space rates are challenging.

Insurance.    In our insurance segment, there are strong rate increases in those loss affected lines such as property, marine hull, marine energy and marine liability. Geographically, the U.S. property and casualty insurance markets were the most encouraging. In Europe, the more standard lines of business have experienced lower rate increases whereas a number of our more specialized underwriting lines continued to show good rate improvement.

U.S. catastrophe-affected property insurance business is improving and we achieved low double digit increases on loss affected accounts and peak zone wind accounts. For non-catastrophe exposed property insurance business we have obtained increases of approximately 5%.

The excess and surplus lines casualty insurance market in the U.S. saw encouraging early indications of firming with improvement in rates as well as terms and conditions. We saw accounts moving back from standard lines carriers to the surplus lines markets as the standard lines carriers are non-renewing these tougher risks. This trend can have a more profound effect than might be evident at first glance. Previous market turns have been characterized by standard carriers returning to their core strengths and rejecting non-standard risks. These risks are then offered to surplus lines carriers who tend to push up prices and improve terms in the face of increased demand. As a result, both the admitted market and the excess and surplus lines carriers benefit from the process. We are also noticing that the excess casualty carriers are moving up attachment points, which is another precursor to a possible hardening market. The U.K. liability insurance market, however remains challenging.

See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, which require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies, please refer to our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the financial statements contained in this report.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2012 and 2011, starting with a summary of our consolidated results and continuing with a segmental analysis intended to identify important trends.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    Total gross written premiums increased by $84.4 million, or 14.5%, in the second quarter of 2012 compared to the second quarter of 2011 due predominantly to growth in our insurance segment which was mainly attributable to continued development of our U.S. insurance platform, in particular our property and programs business. The table below shows our gross written premiums for each segment for the three months ended June 30, 2012 and 2011, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% increase
	($ in millions)	($ in millions)
Reinsurance	$299.8	$288.0	4.1%
Insurance	366.8	294.2	24.7

Total	$666.6	$582.2	14.5%

Reinsurance ceded.    Total reinsurance ceded for the quarter of $84.7 million increased by $28.2 million from the second quarter of 2011 mainly due to differences in the timing of cover purchased in our insurance segment.

Gross premiums earned.    Gross premiums earned in the second quarter of 2012 increased by 10.7% from the second quarter of 2011 lagging behind the increase in gross written premiums as a consequence of increases in unearned premiums.

Losses and loss adjustment expenses.    The loss ratio for the quarter of 51.1% decreased by 19.9 percentage points compared to the second quarter of 2011. The decrease is primarily due to no material losses from natural catastrophes in the current period compared to $79.0 million of catastrophe losses in the comparative period associated with the U.S. storms which caused tornadoes and flood damage (“U.S. storms”).

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended June 30, 2012 and 2011 were as follows:

Business Segment	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Reinsurance	47.4%	77.0%
Insurance	55.5	62.6
Total Loss Ratio	51.1%	71.0%

We also present, in the table below, loss ratios excluding the impact from catastrophe losses to assist in the analysis of the underlying performance of our segments. For this purpose, we have defined 2012 catastrophe losses as losses associated with the severe weather in the U.S. in February and March 2012. We have defined catastrophe losses in the comparative period as losses associated with the U.S. storms in the second quarter of 2011, the Australian floods and the New Zealand and Japanese earthquakes which occurred in the first quarter of 2011, and movements in losses associated with the 2010 catastrophe events (Chilean and New Zealand earthquakes) which were recognized in the second quarter of 2011.

The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Three Months Ended June 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	47.4%	—%	47.4%
Insurance	55.5	—	55.5
Total	51.1%	—%	51.1%

For the Three Months Ended June 30, 2011	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	77.0%	(23.7)%	53.3%
Insurance	62.6	(4.7)	57.9
Total	71.0%	(15.8)%	55.2%

Reserve releases in our reinsurance segment decreased from $25.3 million in the second quarter of 2011 to $14.1 million in the current period. Favorable development in other property and specialty reinsurance lines was the main contributor to the release. The insurance segment had a $14.5 million reserve release this quarter, mainly from the shorter-tail lines, compared to a $7.5 million reserve release in the second quarter of 2011.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011(2)
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	19.7%	15.3%	17.6%	16.9%	16.1%	16.5%
General and administrative expense ratio(1)(2)	10.0	15.0	14.4	9.3	12.7	13.5

Gross expense ratio	29.7	30.3	32.0	26.2	28.8	30.0
Effect of reinsurance	1.9	6.4	4.2	2.1	6.3	4.3

Total net expense ratio	31.6%	36.7%	36.2%	28.3%	35.1%	34.3%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

(2)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

General, administrative and corporate expenses have increased by $12.8 million for the quarter compared to the second quarter of 2011 due to increases in provisions for performance-related compensation, increases in the operating expenses of our newer insurance lines in the U.K. and U.S. and a $2.5 million IT asset impairment charge.

The policy acquisition expense ratio, gross of the effect of reinsurance, increased to 17.6% for the quarter from 16.5% in the second quarter of 2011. The increase is mainly due to the recognition of additional profit-related commissions on casualty reinsurance and specialty reinsurance contracts.

Net investment income.    Net investment income for the quarter of $52.8 million decreased by 9.9% compared to $58.6 million in the second quarter of 2011 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on investment grade fixed income securities.

Change in fair value of derivatives.    In the three months ended June 30, 2012, we recorded a loss of $11.3 million (2011 — loss of $25.5 million) in respect of interest rate swaps due to falling interest rates and a loss of $0.3 million (2011 — $3.2 million gain) in respect of forward currency contracts.

Other-than-temporary impairments.    A security is impaired when its fair value is below its cost or amortized cost. The Company reviews its investment portfolio on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the three months ended June 30, 2012 was $0.9 million (2011 — $Nil).

Income before tax.    In the second quarter of 2012, profit before tax was $90.8 million, comprised of $65.8 million of underwriting income, $52.8 million in net investment income, $11.6 million of losses from a change in fair value of derivatives, $11.4 million of net realized and unrealized investment and foreign exchange losses, $7.7 million of interest expense and $2.9 million of other income. In the second quarter of 2011, profit before tax was $10.3 million, comprised of $24.0 million of underwriting losses, $58.6 million of net investment income, $22.3 million of losses from a change in fair value of derivatives $1.1 million of net realized and unrealized investment and foreign exchange losses, $7.7 million of interest expense and $6.8 million of other income.

Taxes.    Income tax expense for the three months ended June 30, 2012 was $6.2 million. The estimated effective rate of tax for the quarter was 6.8% (2011 — 11.7%). The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2012 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where corporate tax rate was reduced from 26% to 24% effective April 1, 2012) and the U.S. (where the corporate tax rate is 35%).

Net income after tax.    Net income after tax for the three months ended June 30, 2012 was $84.6 million, equivalent to a $1.07 basic earnings per ordinary share adjusted for the $8.3 million preference share dividends and fully diluted earnings per ordinary share of $1.03. Net income after tax for the three months ended June 30, 2011 was $9.1 million, equivalent to basic earnings per ordinary share of $0.05 adjusted for the $5.7 million preference share dividend and fully diluted earnings per share of $0.05.

Investment gains.    Realized and unrealized gains included $1.8 million (2011 — $6.6 million) of net realized gains from the fixed income available for sale portfolio, $1.9 million (2011 — $1.1 million) of net realized gains from our fixed income trading portfolio, $1.5 million net unrealized gains (2011 — $2.2 million unrealized gain) from our fixed income trading portfolio and $3.0 million (2011 — $0.1 million loss) of net realized losses from our equity investments.

Other comprehensive income includes an increase of $37.0 million (2011 — $47.6 million), net of taxes, in the unrealized gains from the available for sale portfolio which is largely attributable to lower yields during the quarter.

Dividends. As announced in April 2012, the dividend on our ordinary shares increased from $0.15 per ordinary share to $0.17 per ordinary share for the quarter. Dividends paid on our preference shares in the three months ended June 30, 2012 were $8.3 million (2011 — $5.7 million).

Underwriting Results by Operating Segments — Second Quarter

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

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2012 and 2011. The contributions of each segment to gross written premiums in the three months ended June 30, 2012 and 2011 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	(% of total gross written premiums)
Reinsurance	45.0%	49.5%
Insurance	55.0	50.5

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
	($ in millions)
Reinsurance	$299.8	$288.0
Insurance	366.8	294.2

Total	$666.6	$582.2

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and other specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Gross written premiums.    Gross written premiums in our reinsurance segment increased by 4.1% compared to the three months ended June 30, 2011.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2012 and 2011, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$91.9	$93.0	(1.2)%
Other property reinsurance	81.0	70.9	14.2
Casualty reinsurance	66.6	44.6	49.3
Specialty reinsurance	60.3	79.5	(24.2)

Total	$299.8	$288.0	4.1%

The increase in gross written premiums has arisen mainly from casualty reinsurance and other property business lines. Casualty reinsurance gross written premiums for the quarter are up 49.3% year on year. This is principally due to premium adjustments on prior years including loss related premium adjustments of $10.0 million and adjustment premiums resulting from cedants having over-estimated the recession impact on primary premiums. Current year production is also higher however, mainly in U.S. casualty where we are experiencing some hardening of underlying workers’ compensation rates and cedants buying more workers’ compensation catastrophe cover. The increase in other property is due to increased pro rata business and positive pricing momentum in catastrophe-exposed accounts. The reduction in premiums from specialty reinsurance is due to planned reductions in our structured business lines and the non-renewal of a significant Asian contract.

Losses and loss adjustment expenses.    The loss ratio for the three months ended June 30, 2012 was 47.4% compared to 77.0% in the equivalent period in 2011. The decrease in the loss ratio is primarily attributable to the lack of catastrophe losses in the current quarter while the comparable quarter of 2011 experienced losses of $70.3 million from the U.S. storms. There was an $11.2 million decrease in prior year reserve releases from $25.3 million in the second quarter of 2011 to $14.1 million in the current period. Reserve releases for the quarter were mainly as a result of favorable development in the other property and specialty lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $59.3 million for the three months ended June 30, 2012 equivalent to 21.0% of net premiums earned (2011 — $49.1 million or 18.3% of net premiums earned). The increase in the acquisition expense ratio is due to increased profit commission accruals in our specialty and casualty lines. The increase in general and administrative expenses of $3.1 million compared to the second quarter of 2011 is mainly attributable to higher accrued performance-related compensation.

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

Gross written premiums.    Overall premiums have increased by 24.7% to $366.8 million for the quarter from $294.2 million in the equivalent period in 2011.

The table below shows our gross written premiums for each line of business for the three months ended June 30, 2012 and 2011, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	% increase
	($ in millions)	($ in millions)
Property insurance	$113.0	$73.6	53.5%
Casualty insurance	51.8	32.9	57.4
Marine, energy and transportation insurance	133.7	130.3	2.6
Financial and professional lines insurance	68.3	57.4	19.0

Total	$366.8	$294.2	24.7%

The increase in gross written premium is mainly attributable to our property and program business and to the continued development of our U.S. casualty and professional lines, in particular our U.S. professional and management liability accounts.

Losses and loss adjustment expenses.    The loss ratio for the quarter was 55.5% compared to 62.6% for the three months ended June 30, 2011. The decrease in the loss ratio for the quarter is mainly to due to a $14.5 million prior year reserve release in the current quarter compared to a $7.5 million reserve release in the second quarter of 2011 and to a change in our business mix.

The release in the current quarter was due primarily due to our shorter-tail lines such as energy physical damage, credit, political risk and terrorism risks following favorable loss development. The comparative quarter in 2011 had a smaller release due to offsetting reserve strengthening in our financial and professional lines.

Policy acquisition, general and administrative expenses.    Policy acquisition expenses for the three months ended June 30, 2012 decreased to 18.5% of net premiums earned compared to 19.6% in the second quarter of 2011. The decrease in the acquisition expense ratio is due to the recognition of loss related additional premiums which attract zero commission. The increase of $12.3 million in our general and administrative expenses is mainly associated with higher performance-related compensation accruals and the continued build out of our U.S. and U.K. operations.

Results of Operations for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2012 and 2011, starting with a summary of our consolidated results and continuing with a segmental analysis intended to identify important trends.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    Total gross written premiums increased by 15.6% in the first half of 2012 when compared to 2011 due predominantly to the continued development of our U.S. insurance platform. The table below shows our gross written premiums for each segment for the six months ended June 30, 2012 and 2011, and the percentage change in gross written premiums for each segment:

Business Segment	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% increase
	($ in millions)	($ in millions)
Reinsurance	$774.0	$725.1	6.7%
Insurance	674.7	528.4	27.7

Total	$1,448.7	$1,253.5	15.6%

Reinsurance ceded.    Total reinsurance ceded for the first six months of 2012 was $233.3 million an increase of $15.1 million from the first six months of 2011. Ceded reinsurance premiums have increased for the insurance segment in line with increases in gross written premiums.

Gross premiums earned.    Gross premiums earned in the first six months of 2012 increased by 10.1% from the first six months of 2011, lagging behind the increase in gross written premiums as a consequence of increases in unearned premiums.

Losses and loss adjustment expenses.    The loss ratio for the first half year of 54.1% has decreased by 39.7 percentage points compared to the first half year of 2011. The decrease is primarily due to $20.2 million of net losses from natural catastrophes associated with the U.S. weather events in the first quarter of 2012 compared to $373.3 million of losses from natural disasters that occurred in the first half of 2011 (Australian floods, New Zealand earthquake, Japanese earthquake and tsunami and U.S. storms).

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the six months ended June 30, 2012 and 2011 were as follows:

Business Segment	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Reinsurance	48.7%	114.1%
Insurance	60.7	64.2
Total Loss Ratio	54.1%	93.8%

We also present, in the table below, loss ratios excluding the impact from catastrophe losses to assist in the analysis of the underlying performance of our segments. For this purpose, we have defined catastrophe losses in the comparative period as losses associated with the U.S. storms which occurred in the second quarter of 2011 in addition to losses associated with the Australian floods and New Zealand and Japanese earthquakes which occurred in the first quarter of 2011, and movements in losses associated with the 2010 catastrophe events (Chilean and New Zealand earthquakes) which were recognized in the first half of 2011.

The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Six Months Ended June 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	48.7%	(3.2)%	45.5%
Insurance	60.7	(0.7)	60.0
Total	54.1%	(2.1)%	52.0%

For the Six Months Ended June 30, 2011	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	114.1%	(65.6)%	48.5%
Insurance	64.2	(2.4)	61.8
Total	93.8%	(39.7)%	54.1%

Reserve releases in our reinsurance segment decreased from $46.1 million in the first half of 2011 to $42.2 million in the current period. The insurance segment had a $23.3 million reserve release in the first half of 2012 compared to an $8.6 million reserve release in the first half of 2011. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to the reserve releases.

Expense ratio.    The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011(2)
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.8%	15.9%	17.4%	17.1%	15.2%	16.3%
General and administrative expense ratio(1)(2)	10.0	15.3	14.8	9.0	13.0	12.9

Gross expense ratio	28.8	31.2	32.2	26.1	28.2	29.2
Effect of reinsurance	2.0	6.2	4.1	1.7	6.5	3.8

Total net expense ratio	30.8%	37.4%	36.3%	27.8%	34.7%	33.0%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

(2)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

General, administrative and corporate expenses increased by $35.1 million for the current half year of which $24.6 million relates to higher performance-related compensation accruals with the balance attributable to increases in staff and premises costs associated with growth and new lines in our U.S. and U.K. insurance businesses.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 17.4% for the first half of 2012 from 16.3% in the first half of 2011. The increase is due to increases in profit commission accruals and changes in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.

Net investment income.    Net investment income for the first half of 2012 was $105.2 million, a decrease of 7.8% compared to the $114.1 million in the first half of 2011 due to lower interest rates.

Change in fair value of derivatives.    In the six months ended June 30, 2012, we recorded a loss of $14.8 million (2011 — charge of $25.4 million) in respect of interest rate swaps due to falling interest rates and a loss of $4.3 million (2011 — $0.3 million loss) in respect of forward currency contracts.

Investment gains.    Total realized and unrealized gains of $10.3 million (2011 — $18.2 million) included $3.5 million (2011 — $14.9 million) of net realized gains from the fixed income available for sale portfolio, $4.2 million (2011 — $3.0 million) of net realized gains from our fixed income trading portfolio, $6.0 million net unrealized gains (2011 — $0.3 million) from our fixed income trading portfolio, $2.5 million of net realized losses from our equity investments (2011 — $0.1 million gain) and $0.9 million OTTI charges (2011 — $Nil).

Other-than-temporary impairments.    A security is impaired when its fair value is below its amortized cost. The Company reviews its aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the six months ended June 30, 2012 was $0.9 million (2011 — $Nil).

Income before tax.    In the first half of 2012, profit before tax was $174.9 million, comprised of $96.3 million of underwriting income, $105.2 million in net investment income, $19.1 million of losses from a change in fair value of derivatives, $5.3 million of net realized and unrealized investment and foreign exchange gains, $15.4 million of interest expense and $2.6 million of other income. In the first half of 2011, losses before tax were $159.0 million, comprised of $244.4 million of underwriting losses, $114.1 million in net investment income, $25.7 million of losses from changes in fair value of derivatives, $13.7 million of net realized and unrealized investment and foreign exchange gains, $15.4 million of interest expense and $1.3 million of other expenses.

Taxes.    Income tax expense for the six months ended June 30, 2012 was $11.6 million. Our effective consolidated tax rate for the six months ended June 30, 2012 was 6.6%. The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2012. As discussed above, the effective tax rate for the year is subject to revision. In the six months ended June 30, 2011, there was a $15.3 million tax credit resulting from pre-tax losses in that period.

Net income after tax.    Net income after tax for the six months ended June 30, 2012 was $163.3 million, equivalent to a $2.10 basic earnings per ordinary share adjusted for the $14.0 million preference share dividends and fully diluted earnings per ordinary share of $2.02 for the six months ended June 30, 2012. Net loss after tax for the six months ended June 30, 2011 was $143.7 million, equivalent to a $2.19 adjusted basic and diluted loss per ordinary share adjusted for the $11.4 million preference share dividends and ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”

Underwriting Results by Operating Segments — Half Year

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2012 and 2011. The contributions of each segment to gross written premiums in the six months ended June 30, 2012 and 2011 were as follows:

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(% of total gross written premiums)
Reinsurance	53.4%	57.8%
Insurance	46.6	42.2

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	($ in millions)
Reinsurance	$774.0	$725.1
Insurance	674.7	528.4

Total	$1,448.7	$1,253.5

Reinsurance

Gross written premiums.    Gross written premiums in our reinsurance segment increased by 6.7% compared to the six months ended June 30, 2011.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2012 and 2011, and the percentage change in gross written premiums for each such line:

Lines of Business	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% increase
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$244.8	$244.0	0.3%
Other property reinsurance	159.5	135.7	17.5
Casualty reinsurance	205.5	183.2	12.2
Specialty reinsurance	164.2	162.2	1.2

Total	$774.0	$725.1	6.7%

The increase in gross written premiums arose mainly from other property and casualty reinsurance business. The increase in other property is due to a large proportional treaty renewing at higher rates than in the prior period as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments of $24.6 million. In the comparative period, we recognized $20.7 million of reinstatement premiums associated with the New Zealand earthquakes, the Australian floods and the U.S. storms.

Losses and loss adjustment expenses.    The loss ratio for the six months ended June 30, 2012 was 48.7% compared to 114.1% in the equivalent period in 2011. The decrease in the loss ratio is primarily attributable to the reduced level of catastrophe losses in the current period while the comparable period of 2011 experienced losses of $364.3 million from the Australian floods, the New Zealand and Japanese earthquakes and the U.S. storms. There was a $3.9 million decrease in prior year reserve releases from $46.1 million in the six months ended June 30, 2011 compared to $42.2 million in the current period.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $111.1 million for the six months ended June 30, 2012 equivalent to 20.1% of net premiums earned (2011 — $98.5 million or 18.2% of net premiums earned). The increase in the acquisition expense ratio is due to increases in profit commission accruals and a change in the business mix towards credit and surety and property proportional treaty business lines, which have higher average commission rates. An increase in general and administrative expenses by $7.1 million as compared to the six months ended June 30, 2011 is mainly attributable to increased accruals for performance-related compensation.

In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Insurance

Gross written premiums.    Overall premiums have increased by 27.7% to $674.7 million for the six months ended June 30, 2012 from $528.4 million in the equivalent period in 2011.

The table below shows our gross written premiums for each line of business for the six months ended June 30, 2012 and 2011, and the percentage change in gross written premiums for each line:

Lines of Business	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	% increase
	($ in millions)	($ in millions)
Property insurance	$186.6	$112.2	66.3%
Casualty insurance	86.8	52.5	65.3
Marine, energy and transportation insurance	283.3	254.1	11.5
Financial and professional lines insurance	118.0	109.6	7.7

Total	$674.7	$528.4	27.7%

The increase in gross written premium is mainly attributable to our property and program business, with the program business contributing to both property and casualty. Increases in our marine, energy and transportation insurance were mainly due to increased premiums for marine and energy and liability business which achieved significant rate increases following a series of industry losses in the past year. The most significant increase in financial and professional lines is from U.S. management liability.

Losses and loss adjustment expenses.    The loss ratio for the six months ended June 30, 2012 was 60.7% compared to 64.2% for the six months ended June 30, 2011. The decrease in the loss ratio is mainly due a

$23.3 million prior year reserve release in the current period compared to an $8.6 million reserve release in the six months ended June 30, 2011. The loss ratio for the six months ended June 30, 2012 also includes 6% in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses of $87.0 million for the six months ended June 30, 2012 increased to 19.1% of net premiums earned from 18.7% in the first half of 2011. This was attributable to a change in our business mix towards financial and professional lines and program businesses, which have higher acquisition expense ratios. The increase of $23.9 million in our general and administrative expenses is mainly associated with increases in accruals for performance-related compensation and staff and premises costs related to the expansion of our U.S. and U.K. insurance operations.

Cash and investments

At June 30, 2012 and December 31, 2011, total cash and investments, including accrued interest receivable, were $7.9 billion and $7.6 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2012		As at December 31, 2011
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — Available for sale
U.S. government	$975.7	12.4%	$932.4	12.2%
U.S. government agency	309.2	3.9	295.5	3.9
Municipal	39.9	0.5	35.6	0.5
Corporate	1,896.7	24.1	1,846.5	24.2
FDIC guaranteed corporate	3.0	—	72.9	0.9
Non-U.S. government-backed corporate	119.8	1.5	167.8	2.2
Foreign government	596.3	7.6	660.4	8.7
Asset-backed	62.0	0.8	61.0	0.8
Mortgage-backed	1,384.8	17.6	1,353.7	17.8

Total fixed income — Available for sale	$5,387.4	68.4%	$5,425.8	71.2%
Total short-term investments — Available for sale	489.6	6.2	298.2	3.9
Total equity securities	187.4	2.4	179.5	2.4

Total available for sale securities	$6,064.4	77.0%	$5,903.5	77.5%
Fixed income securities — Trading
U.S. government	38.8	0.5	32.3	0.4
U.S. government agency	1.9	—	1.8	—
Municipal	2.9	—	2.9	—
Corporate	337.7	4.3	349.3	4.6
Foreign government	21.9	0.3	7.4	0.1
Asset-backed	0.6	—	0.7	—

Total fixed income — Trading	$403.8	5.1%	$394.4	5.1%
Total short-term investments — Trading	14.0	0.2	4.1	0.1

Total trading securities	$417.8	5.3%	$398.5	5.2%
Total other investments	33.1	0.4	33.1	0.4
Total cash and cash equivalents	1,309.0	16.6	1,239.1	16.3
Total net receivable/(payable) for securities sold/(purchased)	4.6	0.1	1.1	—
Total accrued interest receivable	48.8	0.6	49.6	0.6

Total cash and investments	$7,877.7	100.0%	$7,624.9	100.0%

Fixed income maturities.    At June 30, 2012, the average credit quality of our fixed income portfolio was “AA,” with 93% of the portfolio being rated “A” or higher. At December 31, 2011, the average credit quality of our fixed income portfolio was “AA,” with 94% of the portfolio being rated “A” or higher. Our fixed income portfolio duration has increased as at June 30, 2012 to 2.9 years from 2.2 years as at December 31, 2011 including the impact of the interest rate swaps.

Mortgage-Backed Securities.    The following table summarizes the fair value of our mortgage-backed securities by rating and class at June 30, 2012:

	AAA	AA and Below	Total
	($ in millions)
Agency	$10.7	$1,294.8	$1,305.5
Non-agency commercial	50.6	28.7	79.3

Total mortgage-backed securities	$61.3	$1,323.5	$1,384.8

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity securities.    In March 2011, we invested $175.0 million into a high quality global equity income strategy via direct investment. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments; however, market conditions and portfolio diversification prompted this limited move into equities. Our group investment guidelines allow us to deploy up to 10% of the investment portfolio in alternative investments. We recognized dividend income of $3.4 million (2011 — $3.2 million) and $2.5 million (2011 — $6.4 million) net unrealized losses from the equity portfolio for the six months ended June 30, 2012.

European Fixed Income & Equity Exposures.    As at June 30, 2012, we had $908.0 million, or 11.6% of our investment portfolio, invested in European issuers. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish and Italian corporate bonds and equities.

We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. In August 2010, we amended our investment guidelines to prohibit purchases of GIIPS sovereign or guaranteed debt. We also prohibited purchases of peripheral European bank issuers. In November 2010, we amended our investment guidelines to prohibit purchases of corporate bonds issued by companies domiciled in any of the GIIPS countries. In May 2011, we amended our investment guidelines to prohibit purchases of European and U.K. corporate financial issuers including covered bonds. We also added Belgium to our list of prohibited sovereign investments. We do not actively hedge any of our European exposures.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), by rating and by sector as at June 30, 2012. Equity investments included in the table below are not rated (“NR”).

	As at June 30, 2012 by Ratings
Country	AAA	AA	A	BBB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$17.7	$—	$—	$—	$17.7	2%
Belgium	—	—	1.3	—	3.3	4.6	1%
Denmark	19.8	—	—	0.4	—	20.2	2%
Finland	10.9	—	—	—	1.6	12.5	1%
France	8.9	67.6	17.8	1.6	14.0	109.9	12%
Germany	58.2	5.9	13.1	0.5	—	77.7	9%
Italy	—	—	—	0.7	1.9	2.6	—
Luxembourg	—	—	—	1.7	—	1.7	—
Netherlands	17.7	24.9	14.4	—	—	57.0	6%
Norway	13.6	13.8	—	—	—	27.4	3%
Spain	—	—	—	3.2	—	3.2	—
Sweden	—	17.6	—	0.9	8.1	26.6	3%
Switzerland	6.7	23.8	66.1	1.1	10.1	107.8	12%
United Kingdom	293.7	11.2	84.3	10.5	39.4	439.1	49%

Total European Exposures	$429.5	$182.5	$197.0	$20.6	$78.4	$908.0	100%

On January 12, 2012, S&P downgraded the credit rating of Austria and France from “AAA” to “AA+.”

	As at June 30, 2012 by Sectors
Country	Sovereign	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Market Value %	Unrealized Pre-tax Gain/(Loss)
	($ in millions except percentages)
Austria	$—	$17.7	$—	$—	$—	$—	$—	$—	$17.7	2%	$0.2
Belgium	—	—	—	—	—	1.3	—	3.3	4.6	1%	1.1
Denmark	—	19.8	—	—	0.4	—	—	—	20.2	2%	0.1
Finland	6.8	—	4.1	—	—	—	—	1.6	12.5	1%	0.4
France	20.1	10.3	34.7	—	2.0	21.5	7.3	14.0	109.9	12%	3.5
Germany	18.2	43.2	—	2.9	—	13.4	—	—	77.7	9%	3.8
Italy	—	—	—	—	—	0.7	—	1.9	2.6	—	—
Luxembourg	—	—	—	—	—	1.7	—	—	1.7	—	—
Netherlands	—	3.5	14.2	—	14.0	25.3	—	—	57.0	6%	2.6
Norway	—	—	25.3	—	—	—	2.1	—	27.4	3%	1.8
Spain	—	—	—	—	—	3.2	—	—	3.2	—	(0.2)
Sweden	—	—	3.5	—	15.0	—	—	8.1	26.6	3%	1.8
Switzerland	2.1	—	—	—	38.4	52.6	4.6	10.1	107.8	12%	7.7
United Kingdom	260.1	9.1	2.3	—	34.8	74.8	18.6	39.4	439.1	49%	20.6

Total European Exposures	$307.3	$103.6	$84.1	$2.9	$104.6	$194.5	$32.6	$78.4	$908.0	100%	$43.4

Reserves for Losses and Loss Adjustment Expenses

As of June 30, 2012, we had total net loss and loss adjustment expense reserves of $4,099.0 million (December 31, 2011 — $4,098.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment:

	As at June 30, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,905.7	$(190.2)	$2,715.5
Insurance	1,650.7	(267.2)	1,383.5

Total losses and loss expense reserves	$4,556.4	$(457.4)	$4,099.0

	As at December 31, 2011
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,953.5	$(183.5)	$2,770.0
Insurance	1,571.7	(243.1)	1,328.6

Total losses and loss expense reserves	$4,525.2	$(426.6)	$4,098.6

For the six months ended June 30, 2012, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $65.5 million. An analysis of this reduction by business segment is as follows for each of the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	($ in millions)		($ in millions)
Reinsurance	$14.1	$25.3	$42.2	$46.1
Insurance	14.5	7.5	23.3	8.6

Total losses and loss expense reserves reductions	$28.6	$32.8	$65.5	$54.7

The key elements which gave rise to the net positive development during the three months ended June 30, 2012 were as follows:

Reinsurance.    Net reserve releases of $14.1 million in the current quarter came from property pro rata and specialty reinsurance business lines. The largest releases in the quarter were $9.1 million from property pro rata and $4.2 million from marine specialty reinsurance due primarily to better than expected claims development and policy commutations.

Insurance.    The net reserve releases of $14.5 million in the quarter came largely from credit, political risk and terror $6.6 million and aviation $3.2 million with a small release in our casualty lines.

The key elements which gave rise to the net positive development during the six months ended June 30, 2012 were as follows:

Reinsurance.    Net reserve releases of $42.2 million came from U.S. casualty treaty, specialty reinsurance and other property business lines. The largest releases were $23.4 million from U.S. casualty treaty and $10.3 million from marine specialty reinsurance while our property risk excess business line generated a net release of $6.1 million.

Insurance.    The net reserve releases of $23.3 million came largely from our shorter tail lines predominantly $13.5 million from credit, political risk and terrorism business lines in addition to a $7.3 million net release from our property insurance business lines.

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

Capital Management

The following table shows our capital structure as at June 30, 2012 compared to December 31, 2011:

	As at June 30, 2012	As at December 31, 2011
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,927.0	$2,802.4
Preference shares (liquidation preferences less issue expenses), net of issue costs	508.1	353.6
Long-term debt	499.0	499.0

Total capital	$3,934.1	$3,655.0

As at June 30, 2012, total ordinary shareholders’ equity was $3,435.1 million compared to $3,156.0 million at December 31, 2011. The remainder of our total shareholders’ equity as at June 30, 2012 was funded by three classes of preference shares with a total value as measured by their respective liquidation preferences of $508.1 million net of share issuance costs (December 31, 2011 — $353.6 million).

On April 11, 2012, the Company issued 6,400,000 Preference Shares with a liquidation preference of $25 for an aggregate amount of $160.0 million. Each Preference Share will receive dividends on a non-cumulative basis only when declared by our Board of Directors initially at an annual rate of 7.250%. The Preference Shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. We raised net proceeds of approximately $154.5 million from this issuance.

On April 25, 2012, we announced a 13% increase in our normal quarterly dividend to our ordinary shareholders from $0.15 per share to $0.17 per share.

On February 9, 2010, our Board of Directors authorized a repurchase program for up to $400.0 million of ordinary shares of which $192.4 million remained available as at December 31, 2011. The authorization for the remaining amount of the repurchase program was extended by the Board of Directors at its meeting on February 2, 2012.

On May 14, 2012, we initiated a share repurchase program with Barclays Capital to repurchase ordinary shares on the open market. Under this arrangement, we acquired and cancelled 891,335 ordinary shares at an average price of $28.05 per ordinary share for a total amount of $25.0 million during the period ended June 30, 2012. We have $167.4 million remaining under our share repurchase board authorization.

The amount outstanding under our senior notes, less amortization of expenses, of $499.0 million (December 31, 2011 — $499.0 million) was the only material debt that we had outstanding as of June 30, 2012 and December 31, 2011.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2012, this ratio was 12.7% (December 31, 2011 — 13.7%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 25.6% as of June 30, 2012 (December 31, 2011 — 23.3%).

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,435.1 million at June 30, 2012 (December 31, 2011 — $3,156.0 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at June 30, 2012, Aspen Holdings held $209.1 million (December 31, 2011 — $125.3 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings with appropriate liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described below.

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

Operating Subsidiaries.    As of June 30, 2012, the Operating Subsidiaries held $1,030.3 million (December 31, 2011 — $1,377.1 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2012 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at June 30, 2012 and December 31, 2011:

	As at June 30, 2012	As at December 31, 2011
	($ in millions except percentages)
Assets held in multi-beneficiary trusts	$869.7	$1,343.7
Assets held in single beneficiary trusts	797.6	811.5
Secured letters of credit(1)	924.1	1,208.0

Total	$2,591.4	$3,363.2

Total as % of cash and invested assets	33.1%	44.4%

(1)	As of June 30, 2012, the Company had pledged securities and cash of $1,182.3 million and £19.4 million (December 31, 2011 — $1,344.1 million and £19.3 million) as collateral for the secured letters of credit.

For more information see our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Six Months Ended June 30, 2012.    Total net cash flow from operations was $159.6 million, a reduction of $34.4 million from the comparative period last year. The reduction was due mainly to higher loss payments following the exceptional level of catastrophe losses in 2011 and ceded reinsurance costs. For the six months ended June 30, 2012, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.

Credit Facility.    On July 30, 2010, we entered into a three-year $280.0 million revolving credit facility pursuant to a credit agreement (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Operating Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays, as administrative agent, Citibank, NA, as syndication agent, Crédit Agricole CIB, Deutsche Bank Securities Inc. and The Bank of New York Mellon, as co-documentation agents and The Bank of New York, as collateral agent, U.S. Bank N.A, Lloyd’s Bank and HSBC.

The credit facilities can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The credit facilities further provide for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the credit facilities is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The credit facilities will expire on July 30, 2013. As of June 30, 2012, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

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

On August 12, 2011, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe dated April 29, 2009 in a maximum aggregate amount of up to $550.0 million with a new letter of credit facility in a maximum aggregate amount of up to $1,050.0 million. As at June 30, 2012, we had $815.4 million of outstanding collateralized letters of credit under this facility compared to $837.8 million at the end of 2011. See “Recent Developments” above for an update on the renewal of this facility.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. As at June 30, 2012, we had $61.7 million of outstanding collateralized letters of credit under this facility compared to $49.8 million at the end of 2011.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of June 30, 2012:

	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$5.6	10.4	10.0	9.9	7.0	13.9	$56.8
Long-Term Debt Obligations(1)	$—	—	250.0	—	—	250.0	$500.0
Reserves for Losses and loss adjustment expenses(2)	$385.9	1,285.2	763.5	498.1	340.5	1,283.2	$4,556.4

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2011 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited financial statements for the three and six months ended June 30, 2012 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of June 30, 2012, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “outlook,” “trends,” “seek,” “will,” “may,” “aim,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth environment in many of the countries in which we operate;

•	the persistence of the global financial crisis and the Eurozone debit crisis;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our Operating Subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio or our derivative contracts;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

As at June 30, 2012, our fixed income portfolio had an approximate duration of 2.9 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve

Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$6,477.3	$6,386.1	$6,294.8	$6,203.5	$6,112.2
Gain/(loss) $ in millions	183.0	91.0	—	(91.0)	(183.0)
Percentage of portfolio	2.9%	1.5%	—%	(1.5)%	(2.9)%

Equity risk.    We have invested in equity securities which had a fair market value of $187.4 million at June 30, 2012, equivalent to 2.4% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of June 30, 2012, approximately 80% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 12% were in other currencies. For the six months ended June 30, 2012, approximately 19.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2012.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2012, would have impacted reported net comprehensive income by approximately $6.1 million for the six months ended June 30, 2012.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations as changes in fair value of derivatives. As at June 30, 2012, we had a net loss for the six months of $4.3 million (2011 — net loss of $0.3 million).

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2012, the average rating of fixed income securities in our investment portfolio was “AA” (December 31, 2011 — “AA”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of A3 by Moody’s & A- by S&P) and Crédit Agricole Corporate and Investment Bank (senior unsecured rating of A2 by Moody’s & long term issuer credit rating of A by S&P).

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Date Issued	Total Number of Shares Issued (cash and cashless)	Number of Shares Issued for Options Exercised on Cash Basis	Total Purchase Price for Cash Exercises
April 16, 2012	7,143	—	—
May 15, 2012	12,838	896	$17,929
June 15, 2012	52,927	1,920	$36,403

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

The following table provides information about purchases by the Company during the quarter ended June 30, 2012 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1, 2012 to April 30, 2012	—		—	—	$192.4
May 1, 2012 to May 31, 2012	480,531	(1)	$27.68	480,531	$179.1
June 1, 2012 to June 30, 2012	410,804	(1)	$28.48	410,804	$167.4
Total	891,335		$28.05	891,335	$167.4

(1)	On February 2, 2012 our Board of Directors authorized an extension of the repurchase program originally approved in 2010 for up to $400 million of our ordinary shares. The remaining amount of the repurchase program as at February 2, 2012 was $192.4 million, the extension for which has been authorized until further notice. On May 14, 2012, we initiated an open market purchase program to purchase ordinary shares in the open market. The 891,335 ordinary shares we repurchased during May and June 2012 were purchased in the open market and subsequently cancelled.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee which is not part of the announced plan noted above. On March 9, 2012, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 42,578 ordinary shares for a total purchase price of $1.1 million and on March 23, 2012, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 26,708 ordinary shares for a total purchase price of $0.7 million. The shares under both transactions were repurchased on May 8, 2012 and subsequently cancelled.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
4.1	Certificate of Designation of 7.250% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on April 11, 2012).

4.2	Specimen certificate for the Company’s 7.250% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s report on Form 8-K filed on April 11, 2012).

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

31.2	Officer Certification of Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Julian Cusack, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101	The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Insurance Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: August 7, 2012	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: August 7, 2012	By:	/s/ Julian Cusack
Julian Cusack
Chief Financial Officer