Form 10-Q
period 2012-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2012-11-07
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 70,988,697 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2012 and December 31, 2011	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2012 and 2011	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	64
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	66
SIGNATURES		67
CERTIFICATIONS

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2012 and December 31, 2011

($ in millions, except share and per share amounts)

	As at September 30, 2012	As at December 31, 2011
		(As Adjusted)
ASSETS
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,180.8 and $5,099.7)	$5,547.8	$5,425.8
Fixed income maturities, trading at fair value (amortized cost — $408.4 and $380.4)	435.3	394.4
Equity securities, available for sale at fair value (cost — $171.4 and $169.8)	197.1	179.5
Other investments, equity method	34.8	33.1
Short-term investments, available for sale at fair value (amortized cost — $494.5 and $298.2)	494.7	298.2
Short-term investments, trading at fair value (amortized cost — $10.6 and $4.1)	10.6	4.1

Total investments	6,720.3	6,335.1
Cash and cash equivalents	1,374.2	1,239.1
Reinsurance recoverables
Unpaid losses	461.6	426.6
Ceded unearned premiums	151.3	87.8
Receivables
Underwriting premiums	993.4	894.4
Other	76.4	69.7
Funds withheld	79.5	90.7
Deferred policy acquisition costs(1)	232.0	184.5
Derivatives at fair value	5.8	1.3
Receivable for securities sold	14.6	1.1
Office properties and equipment	59.1	53.9
Tax recoverable	12.3	19.5
Other assets	38.1	36.8
Intangible assets	19.2	20.0

Total assets(1)	$10,237.8	$9,460.5

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2012 and December 31, 2011

($ in millions, except share and per share amounts)

	As at September 30, 2012	As at December 31, 2011
		(As Adjusted)
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,639.6	$4,525.2
Unearned premiums	1,184.0	916.1

Total insurance reserves	5,823.6	5,441.3
Payables
Reinsurance premiums	71.1	155.8
Deferred taxation	23.7	18.5
Accrued expenses and other payables	261.4	187.8
Liabilities under derivative contracts	4.7	2.1

Total payables	360.9	364.2
Long-term debt	499.1	499.0

Total liabilities	$6,683.6	$6,304.5

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 71,012,237 shares of par value 0.15144558¢ each (December 31, 2011 — 70,655,698)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2011 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2011 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2011 — Nil)	—	—
Non-controlling interest	(0.1)	0.4
Additional paid-in capital	1,521.9	1,385.0
Retained earnings(1)	1,562.6	1,341.6
Accumulated other comprehensive income, net of taxes	469.7	428.9

Total shareholders’ equity(1)	3,554.2	3,156.0

Total liabilities and shareholders’ equity(1)	$10,237.8	$9,460.5

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenues
Net earned premiums	$516.2	$486.9	$1,525.0	$1,399.1
Net investment income	48.6	57.3	153.8	171.4
Net realized and unrealized investment gains	10.8	3.2	21.1	21.4

Total Revenues	575.6	547.4	1,699.9	1,591.9

Expenses
Losses and loss adjustment expenses	255.0	306.2	801.1	1,161.5
Policy acquisition expenses	103.1	93.4	301.2	261.5
General, administrative and corporate expenses(1)	90.7	72.0	259.0	205.2
Change in fair value of derivatives	4.9	30.0	24.0	55.7
Interest on long-term debt	7.8	7.7	23.2	23.1
Net realized and unrealized foreign exchange losses	(4.5)	5.8	0.5	10.3
Other (income)/expenses	(4.5)	9.1	(7.1)	10.4

Total Expenses	452.5	524.2	1,401.9	1,727.7

Income/(loss) from operations before income tax	123.1	23.2	298.0	(135.8)
Income tax (expense)/credit	(8.0)	(2.0)	(19.6)	13.3

Net Income/(Loss)(1)	$115.1	$21.2	$278.4	$(122.5)

Less: Net (Income)/Loss attributable to non-controlling interest	0.1	(0.2)	0.3	0.2
Net Income/(Loss) attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$115.2	21.0	$278.7	(122.3)

Other Comprehensive Income, net of taxes:
Net Income/(Loss)(1)	$115.1	$21.2	$278.4	$(122.5)
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	4.8	(5.2)	5.1	(13.6)
Change in net unrealized gains on available for sale securities held	26.3	69.0	51.2	96.5
Amortization of loss on derivative contract	0.2	0.1	0.3	0.2
Change in foreign currency translation adjustment	(4.9)	(17.4)	(15.8)	0.3

Other comprehensive income	26.4	46.5	40.8	83.4

Comprehensive Income/(Loss) attributable to Aspen Insurance Holdings Limited’s ordinary shareholders(1)	$141.5	67.7	$319.2	(39.1)

Per Share Data
Weighted average number of ordinary shares and share equivalents
Basic(2)	71,129,102	70,699,343	71,125,664	70,681,993
Diluted(2)	73,397,796	73,299,874	73,703,038	70,681,993
Basic earnings/(loss) per ordinary share adjusted for preference share dividend	$1.50	$0.22	$3.60	$(1.98)

Diluted earnings/(loss) per ordinary share adjusted for preference share dividend	$1.45	$0.21	$3.47	$(1.98)

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.
(2)	The basic and diluted number of ordinary shares for the nine months ended September 30, 2011 in the tables above is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Nine Months Ended September 30,
	2012	2011
		(As Adjusted)
Ordinary shares
Beginning and end of period	$0.1	$0.1

Preference shares
Beginning and end of period	—	—

Non-controlling interest
Beginning of period	0.3	0.5
Net income/(loss) attributable to non-controlling interest	(0.3)	(0.2)
Dividends due to non-controlling interest	(0.1)	(0.1)

End of period	(0.1)	0.2

Additional paid-in capital
Beginning of period	1,385.0	1,388.3
New ordinary shares issued	21.5	0.5
Ordinary shares repurchased and cancelled	(51.9)	(8.1)
Preference shares issued	154.5	—
Share-based compensation	12.8	1.1

End of period	1,521.9	1,381.8

Retained earnings
Beginning of period(1)	1,341.6	1,517.0
Net income/(loss) for the period(1)	278.4	(122.5)
Dividends on ordinary shares	(35.1)	(31.8)
Dividends on preference shares	(22.6)	(17.1)
Proportion due to non-controlling interest	0.3	0.2

End of period(1)	1,562.6	1,345.8

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of period	124.2	113.4
Change for the period, net of income tax	(15.8)	0.3

End of period	108.4	113.7

Loss on derivatives, net of taxes:
Beginning of period	(0.7)	(1.0)
Reclassification to interest payable	0.3	0.2

End of period	(0.4)	(0.8)

Unrealized appreciation on investments, net of taxes:
Beginning of period	305.4	211.9
Change for the period, net of taxes	56.3	82.9

End of period	361.7	294.8

Total accumulated other comprehensive income, net of taxes	469.7	407.7

Total shareholders’ equity(1)	$3,554.2	$3,135.6

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Nine Months Ended September 30,
	2012	2011
		(As Adjusted)
Cash flows from operating activities:
Net income/(loss)(1)	$278.4	$(122.5)
Proportion due to non-controlling interest	0.3	0.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	31.1	19.3
Share-based compensation	12.8	1.1
Net realized and unrealized investment and foreign exchange (gains)	(19.5)	(21.5)
Loss on derivative contracts	0.3	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	69.5	578.3
Unearned premiums	261.1	150.9
Reinsurance recoverables:
Unpaid losses	(32.8)	(77.0)
Ceded unearned premiums	(62.7)	(67.4)
Other receivables	(3.4)	(1.4)
Deferred policy acquisition costs(1)	(46.7)	(37.0)
Reinsurance premiums payables	(85.1)	21.0
Funds withheld	11.2	18.2
Premiums receivable	(105.2)	(121.6)
Deferred taxes	(2.9)	(21.1)
Income tax payable	14.5	(23.9)
Accrued expenses and other payables	30.2	(2.6)
Fair value of derivatives and settlement of liabilities under derivatives	(2.2)	0.3
Long term debt	0.1	0.1
Other assets	(3.9)	(15.2)

Net cash from operating activities	$345.1	$278.4

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Nine Months Ended September 30,
	2012	2011
		(As Adjusted)
Cash flows (used in) investing activities:
(Purchases) of fixed income maturities — Available for sale	$(1,057.1)	$(1,544.6)
(Purchases) of fixed income maturities — Trading	(187.7)	(335.2)
(Purchases) of equity securities — Available for sale	(41.5)	(185.7)
Proceeds from sales and maturities of fixed income maturities — Available for sale	989.7	1,398.2
Proceeds from sales and maturities of fixed income maturities — Trading	164.5	356.0
Proceeds from sales of equity securities — Available for sale	35.9	12.6
Net (purchases)/sales of short-term investments	(190.4)	(7.4)
Net change in (payable) for securities (purchased)	19.3	(40.7)
(Purchases) of equipment	(19.9)	(21.6)

Net cash (used in) investing activities	(287.2)	(368.4)

Cash flows from/(used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	21.5	0.5
Proceeds from the issuance of preference shares, net of issuance costs	154.5	—
Ordinary shares repurchased	(51.9)	(8.1)
Dividends paid on ordinary shares	(35.1)	(31.8)
Dividends paid on preference shares	(22.6)	(17.1)

Net cash from/(used in) financing activities	66.4	(56.5)

Effect of exchange rate movements on cash and cash equivalents	10.8	6.2

Increase/(decrease) in cash and cash equivalents	135.1	(140.3)
Cash and cash equivalents at beginning of period	1,239.1	1,179.1

Cash and cash equivalents at end of period	$1,374.2	$1,038.8

Supplemental disclosure of cash flow information:
Cash paid during the period for income tax expense	$6.4	$4.8
Cash paid during the period for interest on long-term debt	$22.5	$22.7

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

2.    Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

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

The provisions of the standard have increased general, administrative and corporate expenses by $3.2 million in the nine months ended September 30, 2012 and reduced closing retained earnings for the period ended September 30, 2012 by an aggregate of $19.2 million. The brought forward accumulated operating deferred acquisition costs as at December 31, 2011 were reduced by $16.0 million due to a write down of previously deferred costs and resulted in a corresponding reduction in retained earnings brought forward.

The adoption of the standard has required the comparative data to be restated as follows:

Consolidated Balance Sheet	As at December 31, 2011
	As Reported	As Adjusted
	($ in millions)
Assets
Deferred policy acquisition costs (reported and adjusted)	$200.5	$184.5

Shareholders’ equity
Retained earnings (reported and adjusted)	$1,357.6	$1,341.6

Consolidated Statement of Shareholders’ Equity	Nine Months Ended September 30, 2011
	As Reported	As Adjusted
	($ in millions)
Retained earnings
Beginning of the period (reported and adjusted)	$1,528.7	$1,517.0
Net (loss) for the period (reported and adjusted)	(119.3)	(122.5)
Dividends on ordinary shares (reported and adjusted)	(31.8)	(31.8)
Dividends on preference shares (reported and adjusted)	(17.1)	(17.1)
Proportion due to non-controlling interest (reported and adjusted)	0.1	0.2

End of period (reported and adjusted)	$1,360.6	$1,345.8

Consolidated Statement of Operations	Three Months Ended September 30, 2011
	As Reported	As Adjusted
	($ in millions)
Expenses
General, administrative and corporate expenses (reported and adjusted)	$71.0	$72.0

	Nine Months Ended September 30, 2011
	As Reported	As Adjusted
	($ in millions)
Expenses
General, administrative and corporate expenses (reported and adjusted)	$202.0	$205.2

Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2011
	As Reported	As Adjusted
	($ in millions)
Net (loss) (reported and adjusted)	$(119.3)	$(122.5)
Deferred policy acquisition costs (reported and adjusted)	(40.2)	(37.0)

Earnings per Ordinary Share

The above standard has also resulted in a change to the calculations of earnings per share as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	($ in millions, except for per share amounts)
Net income/(loss) (reported)	$22.2	$(119.3)
Preference dividends	(5.7)	(17.1)

Basic and diluted net income/(loss) available to ordinary shareholders	16.5	(136.4)
Additional deferred acquisition costs expensed	(1.0)	(3.2)

Adjusted basic and diluted net income/(loss) available to ordinary shareholders	$15.5	$(139.6)

Basic weighted average ordinary shares	70,699,343	70,681,993
Weighted average effect of diluted securities	2,600,642	—

Total diluted weighted average ordinary shares	73,299,985	70,681,993

Reported basic income/(loss) per ordinary share	$0.23	$(1.93)

Adjusted basic income/(loss) per ordinary share	$0.22	$(1.98)

Reported diluted income/(loss) per ordinary share	$0.23	$(1.93)

Adjusted diluted income/(loss) per ordinary share	$0.21	$(1.98)

If the above standard had not been adopted, the basic and diluted earnings per ordinary share adjusted for preference share dividends for the three and nine months ended September 30, 2012 would be as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	($ in millions, except for per share amounts)
Adjusted basic income per ordinary share	$1.51	$3.63

Adjusted diluted income per ordinary share	$1.47	$3.50

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This decision requires the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs, and a description of the Company’s valuation process. ASU 2011-04 was effective for annual reporting periods beginning after December 15, 2011 with early adoption prohibited. The Company adopted this standard in the first quarter of 2012. This standard does not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The ASU 2011-11 retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The provisions of the new guidance are not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Indefinite-Lived Intangible Assets Impairment Test” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The ASU applies to both public and non-public entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The provisions of the new guidance are not expected to have a material impact on the Company’s consolidated financial statements.

3.    Acquisitions

There were no acquisition-related transactions during the nine months ended September 30, 2012.

4.    Earnings per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
	($ in millions, except share and per share amounts)
Earnings
Basic:
Net income/(loss)(1)	$115.1	$21.2	$278.4	$(122.5)
Preference share dividends	(8.6)	(5.7)	(22.6)	(17.1)

Basic and diluted net income/(loss) available to ordinary shareholders(1)	106.5	15.5	255.8	(139.6)

Ordinary shares:
Basic weighted average ordinary shares	71,129,102	70,699,343	71,125,664	70,681,993
Weighted average effect of dilutive securities(2)	2,268,694	2,600,531	2,577,374	—

Total diluted weighted average ordinary shares	73,397,796	73,299,874	73,703,038	70,681,993

Earnings/(loss) per ordinary share:
Basic	$1.50	$0.22	$3.60	$(1.98)

Diluted	$1.45	$0.21	$3.47	$(1.98)

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of these financial statements.

(2)	The basic and diluted number of ordinary shares for the nine months ended September 30, 2011 in the table above is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive. Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program and restricted stock units as described in Note 12 in addition to Perpetual Preferred Income Equity Replacement Securities.

Dividends.    On October 24, 2012, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.17	November 26, 2012	November 8, 2012
5.625% preference shares	$0.703125	January 1, 2013	December 15, 2012
7.401% preference shares	$0.462563	January 1, 2013	December 15, 2012
7.250% preference shares	$0.4531	January 1, 2013	December 15, 2012

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$259.5	$298.9	$558.4
Net written premiums	256.9	250.2	507.1
Gross earned premiums	299.8	302.0	601.8
Net earned premiums	279.6	236.6	516.2
Underwriting Expenses
Losses and loss adjustment expenses	117.1	137.9	255.0
Policy acquisition expenses	55.7	47.4	103.1
General and administrative expenses	33.6	42.8	76.4

Underwriting income	73.2	8.5	81.7

Corporate expenses			(14.3)
Net investment income			48.6
Net realized and unrealized investment gains			10.8
Change in fair value of derivatives			(4.9)
Interest expense on long term debt			(7.8)
Net realized and unrealized foreign exchange gains			4.5
Other income			4.5

Net profit before tax			$123.1

Net reserves for loss and loss adjustment expenses	$2,755.1	$1,422.9	$4,178.0

Ratios
Loss ratio	41.9%	58.3%	49.4%
Policy acquisition expense ratio	19.9	20.0	20.0
General and administrative expense ratio(1)	12.0	18.1	17.6
Expense ratio	31.9	38.1	37.6

Combined ratio	73.8%	96.4%	87.0%

(1)	The total general and administrative expense ratio includes corporate expenses.

	Three Months Ended September 30, 2011
	Reinsurance	Insurance	Total
	(As Adjusted, $ in millions)
Underwriting Revenues
Gross written premiums	$276.1	$219.5	$495.6
Net written premiums	270.5	192.1	462.6
Gross earned premiums	303.2	246.7	549.9
Net earned premiums	279.6	207.3	486.9
Underwriting Expenses
Losses and loss adjustment expenses	188.8	117.4	306.2
Policy acquisition expenses	51.8	41.6	93.4
General and administrative expenses(1)	26.7	34.9	61.6

Underwriting income(1)	12.3	13.4	25.7

Corporate expenses			(10.4)
Net investment income			57.3
Realized and unrealized investment gains			3.2
Change in fair value of derivatives			(30.0)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(5.8)
Other income			(9.1)

Net profit before tax(1)			$23.2

Net reserves for loss and loss adjustment expenses	$2,713.3	$1,328.4	$4,041.7

Ratios
Loss ratio	67.5%	56.6%	62.9%
Policy acquisition expense ratio	18.5	20.1	19.2
General and administrative expense ratio(1)(2)	9.5	16.8	14.8
Expense ratio(1)	28.0	36.9	34.0

Combined ratio(1)	95.5%	93.5%	96.9%

(1)	The application of ASU 2010-26 has resulted in a net $1.0 million increase in the general, administrative and corporate expenses for the three months ended September 30, 2011. For more information, refer to Note 2 of these financial statements.
(2)	The total general and administrative expense ratio includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,033.5	$973.6	$2,007.1
Net written premiums	963.2	759.3	1,722.5
Gross earned premiums	890.8	848.8	1,739.6
Net earned premiums	832.6	692.4	1,525.0
Underwriting Expenses
Losses and loss adjustment expenses	386.4	414.7	801.1
Policy acquisition expenses	166.8	134.4	301.2
General and administrative expenses	92.6	126.3	218.9

Underwriting income	186.8	17.0	203.8

Corporate expenses			(40.1)
Net investment income			153.8
Net realized and unrealized investment gains			21.1
Change in fair value of derivatives			(24.0)
Interest expense on long term debt			(23.2)
Net realized and unrealized foreign exchange (losses)			(0.5)
Other income			7.1

Net profit before tax			$298.0

Net reserves for loss and loss adjustment expenses	$2,755.1	$1,422.9	$4,178.0

Ratios
Loss ratio	46.4%	59.9%	52.5%
Policy acquisition expense ratio	20.0	19.4	19.8
General and administrative expense ratio(1)	11.1	18.2	17.0
Expense ratio	31.1	37.6	36.8

Combined ratio	77.5%	97.5%	89.3%

(1)	The total general and administrative expense ratio includes corporate expenses.

	Nine Months Ended September 30, 2011
	Reinsurance	Insurance	Total
	(As Adjusted, $ in millions)
Underwriting Revenues
Gross written premiums	$1,001.2	$747.9	$1,749.1
Net written premiums	915.8	582.1	1,497.9
Gross earned premiums	878.7	704.8	1,583.5
Net earned premiums	819.6	579.5	1,399.1
Underwriting Expenses
Losses and loss adjustment expenses	805.2	356.3	1,161.5
Policy acquisition expenses	150.3	111.2	261.5
General and administrative expenses(1)	78.6	94.5	173.1

Underwriting (loss)/income(1)	(214.5)	17.5	(197.0)

Corporate expenses			(32.1)
Net investment income			171.4
Realized and unrealized investment gains			21.4
Change in fair value of derivatives			(55.7)
Interest expense on long term debt			(23.1)
Net realized and unrealized foreign exchange (losses)			(10.3)
Other (expenses)			(10.4)

Net (loss) before tax(1)			$(135.8)

Net reserves for loss and loss adjustment expenses	$2,713.3	$1,328.4	$4,041.7

Ratios
Loss ratio	98.2%	61.5%	83.0%
Policy acquisition expense ratio	18.3	19.2	18.7
General and administrative expense ratio(1)(2)	9.6	16.3	14.7
Expense ratio(1)	27.9	35.5	33.4

Combined ratio(1)	126.1%	97.0%	116.4%

(1)	The application of ASU 2010-26 has resulted in a net $3.2 million increase in the general, administrative and corporate expenses for the nine months ended September 30, 2011. For more information, refer to Note 2 of these financial statements.

(2)	The total general and administrative expense ratio includes corporate expenses.

6.    Investments

Income Statement

Investment Income.    The following table summarizes investment income for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	($ in millions)		($ in millions)
Fixed income maturities — Available for sale	$43.7	$51.0	$136.9	$154.0
Fixed income maturities — Trading	4.0	4.2	12.2	12.8
Short-term investments — Available for sale	0.5	0.3	1.8	0.8
Short-term investments — Trading	—	—	—	0.1
Fixed term deposits (included in cash and cash equivalents)	1.4	2.0	4.7	4.4
Equity securities	1.9	1.7	5.1	4.9

Total	$51.5	$59.2	$160.7	$177.0
Investment expenses	(2.9)	(1.9)	(6.9)	(5.6)

Net investment income	$48.6	$57.3	$153.8	$171.4

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in comprehensive income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	($ in millions)		($ in millions)
Available for sale short-term investments, fixed income maturities and equity securities:
Gross realized gains	$2.5	$5.1	$8.2	$24.5
Gross realized (losses)	(0.2)	(0.7)	(4.9)	(5.2)
Trading portfolio short-term investments and fixed income maturities:
Gross realized gains	2.3	1.4	6.7	5.9
Gross realized (losses)	(0.1)	(0.1)	(0.3)	(1.6)
Net change in gross unrealized gains/(losses)	6.7	(4.8)	12.7	(4.5)
Impairments:
Total other-than-temporary impairments	(2.1)	—	(3.0)	—
Other investments:
Gross realized and unrealized gains in Cartesian Iris Offshore Fund L.P.	1.7	2.3	1.7	2.3

Total net realized and unrealized investment gains recorded in the statement of operations	$10.8	$3.2	$21.1	$21.4

Change in available for sale unrealized gains/(losses):
Fixed income maturities	25.5	81.8	40.9	94.0
Short-term investments	0.2	0.1	0.2	—
Equity securities	6.5	(10.2)	16.1	(3.8)

Total change in pre-tax available for sale unrealized gains	32.2	71.7	57.2	90.2
Change in taxes	(1.1)	(7.9)	(0.9)	(7.3)

Total change in unrealized gains, net of taxes recorded in other comprehensive income	$31.1	$63.8	$56.3	$82.9

Other-than-temporary impairments.    A security is impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2 (c) of our “Notes to the Audited Consolidated Financial Statements” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the three and nine months ended September 30, 2012 was $2.1 million (2011 — $Nil) and $3.0 million (2011 — $Nil), respectively.

Balance Sheet

Fixed Income Maturities, Short-Term Investments and Equities-Available For Sale.    The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed maturities, short-term investments and equities as at September 30, 2012 and December 31, 2011:

	As at September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,007.8	$61.0	$(0.2)	$1,068.6
U.S. agency	289.4	22.3	—	311.7
Municipal	37.2	2.7	—	39.9
Corporate	1,770.2	159.7	(0.2)	1,929.7
FDIC guaranteed corporate	3.0	—	—	3.0
Non-U.S. government-backed corporate	135.4	3.7	—	139.1
Foreign government	600.1	28.5	(0.1)	628.5
Asset-backed	58.8	5.0	—	63.8
Non-agency commercial mortgage-backed	65.7	9.9	—	75.6
Agency mortgage-backed	1,213.2	74.8	(0.1)	1,287.9

Total fixed income maturities — Available for sale	5,180.8	367.6	(0.6)	5,547.8
Total short-term investments — Available for sale	494.5	0.2	—	494.7
Total equity securities — Available for sale	171.4	27.0	(1.3)	197.1

Total	$5,846.7	$394.8	$(1.9)	$6,239.6

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$873.9	$58.5	$—	$932.4
U.S. agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC guaranteed corporate	72.5	0.4	—	72.9
Non-U.S. government-backed corporate	163.9	3.9	—	167.8
Foreign government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency commercial mortgage-backed	77.1	8.3	—	85.4
Agency mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total fixed income maturities — Available for sale	5,099.7	330.1	(4.0)	5,425.8
Total short-term investments — Available for sale	298.2	—	—	298.2
Total equity securities — Available for sale	169.8	15.1	(5.4)	179.5

Total	$5,567.7	$345.2	$(9.4)	$5,903.5

Fixed Income Maturities and Short Term Investments — Trading.    The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities and short-term investments as at September 30, 2012 and December 31, 2011:

	As at September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$38.1	$0.8	$(0.1)	$38.8
U.S. agency	1.6	0.4	—	2.0
Municipal	2.8	0.1	—	2.9
Corporate	344.5	24.0	(0.3)	368.2
Foreign government	19.8	2.0	—	21.8
Asset-backed	1.3	—	—	1.3
Agency mortgage-backed	0.3	—	—	0.3

Total fixed income maturities — Trading	408.4	27.3	(0.4)	435.3
Total short-term investments — Trading	10.6	—	—	10.6

Total	$419.0	$27.3	$(0.4)	$445.9

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$30.3	$2.0	$—	$32.3
U.S. agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign government	7.1	0.3	—	7.4
Asset-backed	0.7	—	—	0.7

Total fixed income maturities — Trading	380.4	18.2	(4.2)	394.4
Total short-term investments — Trading	4.1	—	—	4.1

Total	$384.5	$18.2	$(4.2)	$398.5

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.

In September 2012, Aspen funded a BB High Yield portfolio, an investment portfolio investing in bonds rated BB by Standard & Poor’s Financial Services LLC (“S&P”) or Ba2 by Moody’s Investors Services, Inc. (“Moody’s”), with $60.0 million in cash. As of September 30, 2012, the portfolio had invested $7.0 million in BB High Yield bonds.

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

In the three and nine months ended September 30, 2012, our share of gains and losses increased the value of our investment by $1.7 million (2011 — $2.3 million) and $1.7 million (2011 — $2.3 million), respectively. The change in value has been recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding our investment in Cartesian, refer to “Notes to Audited Consolidated Financial Statements — Investments” in the Company’s 2011 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.

The table below shows our investment in Cartesian for the nine months ended September 30, 2012 and twelve months ended December 31, 2011:

	Opening Undistributed Value of Investment	Unrealized Gain	Closing Value	Funds Distributed	Closing Undistributed Value of Investment
	($ in millions)
Cartesian Iris Offshore Fund L.P.
Nine months ended September 30, 2012	$33.1	$1.7	$34.8	$—	$34.8
Twelve months ended December 31, 2011	$30.0	$3.1	$33.1	$—	$33.1

Fixed Maturities.    The scheduled maturity distribution of available for sale fixed income maturity securities as at September 30, 2012 and December 31, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2012
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$599.9	$605.9	AA
Due after one year through five years	2,096.3	2,214.7	AA
Due after five years through ten years	1,057.2	1,190.2	AA–
Due after ten years	89.7	109.7	AA–

Subtotal	3,843.1	4,120.5
Non-agency commercial mortgage-backed	65.7	75.6	AA
Agency mortgage-backed	1,213.2	1,287.9	AA+
Other asset-backed	58.8	63.8	AAA

Total fixed income maturities — Available for sale	$5,180.8	$5,547.8

	As at December 31, 2011
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$726.0	$732.9	AA+
Due after one year through five years	1,955.0	2,057.9	AA
Due after five years through ten years	997.9	1,112.3	AA–
Due after ten years	91.4	108.0	AA–

Subtotal	3,770.3	4,011.1
Non-agency commercial mortgage-backed	77.1	85.4	AA+
Agency mortgage-backed	1,195.9	1,268.3	AA+
Other asset-backed	56.4	61.0	AAA

Total fixed income maturities — Available for sale	$5,099.7	$5,425.8

Gross Unrealized Loss.    The following tables summarize as at September 30, 2012 and December 31, 2011, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio:

	As at September 30, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$49.5	$(0.2)	$—	$—	$49.5	$(0.2)	7
Foreign government	19.5	—	7.4	(0.1)	26.9	(0.1)	10
Municipal	1.5	—	—	—	1.5	—	1
Corporate	43.4	(0.2)	5.9	—	49.3	(0.2)	29
Non-U.S. government-backed corporate	6.6	—	2.9	—	9.5	—	4
Agency mortgage-backed	9.3	(0.1)	—	—	9.3	(0.1)	9

Total fixed income maturities — Available for sale	129.8	(0.5)	16.2	(0.1)	146.0	(0.6)	60
Total short-term investments — Available for sale	14.5	—	—	—	14.5	—	8
Total equity securities — Available for sale	29.9	(1.0)	4.4	(0.3)	34.3	(1.3)	21

Total	$174.2	$(1.5)	$20.6	$(0.4)	$194.8	$(1.9)	89

	As at December 31, 2011
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$6.3	$—	$—	$—	$6.3	$—	2
U.S. agency	2.7	—	—	—	2.7	—	1
Municipal	2.4	—	—	—	2.4	—	1
Foreign government	14.6	(0.1)	—	—	14.6	(0.1)	7
Corporate	133.7	(3.4)	11.1	(0.4)	144.8	(3.8)	96
Non-U.S. government-backed corporate	17.4	—	3.4	—	20.8	—	14
Asset-backed	8.2	—	—	—	8.2	—	20
Agency mortgage-backed	24.4	(0.1)	0.1	—	24.5	(0.1)	11
FDIC guaranteed corporate	2.0	—	—	—	2.0	—	1
Non-agency commercial mortgage-backed	0.4	—	0.7	—	1.1	—	2

Total fixed income maturities — Available for sale	212.1	(3.6)	15.3	(0.4)	227.4	(4.0)	155
Total short-term investments — Available for sale	18.1	—	—	—	18.1	—	9
Total equity securities — Available for sale	37.5	(5.4)	—	—	37.5	(5.4)	15

Total	$267.7	$(9.0)	$15.3	$(0.4)	$283.0	$(9.4)	179

Investment Purchases and Sales.    The following table summarizes investment purchases, sales and maturities for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	($ in millions)		($ in millions)
Purchases of fixed income maturities — Available for sale	$351.8	$323.7	$1,057.1	$1,544.6
Purchases of fixed income maturities — Trading	73.0	57.5	187.7	335.2
Purchases of equity securities	12.0	10.7	41.5	185.7
(Proceeds) from sales of equity securities	(10.1)	(7.0)	(35.9)	(12.6)
(Proceeds) from sales and maturities of fixed income maturities — Available for sale	(240.4)	(348.6)	(989.7)	(1,398.2)
(Proceeds) from sales and maturities of fixed income maturities — Trading	(49.8)	(52.2)	(164.5)	(356.0)
Net change in payable/(receivable) for securities purchased /(sold)	22.8	(1.0)	19.3	40.7
Net (sales)/purchases of short-term investments	(13.2)	98.7	190.4	7.4

Net (sales)/purchases for the period	$146.1	$81.8	$305.9	$346.8

Guaranteed Investments.    The following table presents the investments which are guaranteed by mono-line insurers and excludes those with explicit government guarantees. The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

As at September 30, 2012			As at December 31, 2011
Rating With Guarantee	Rating without Guarantee	Market Value	Rating With Guarantee	Rating without Guarantee	Market Value
($ in millions)			($ in millions)
BBB	BBB	$0.1	BBB	BBB	$0.5
BBB+	BBB+	1.5			—

		$1.6			$0.5

Our exposure to mono-line insurers as at September 30, 2012 was limited to two municipal holdings (2011 — one municipal holding). Our exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

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

The following tables present the level within the fair value hierarchy at which our financial assets and liabilities are measured on a recurring basis at September 30, 2012 and December 31, 2011.

	As at September 30, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,068.6	$—	$1,068.6
U.S. government agency	—	311.7	311.7
Municipal	—	39.9	39.9
Foreign government	466.3	162.2	628.5
Non-agency commercial mortgage-backed	—	75.6	75.6
Agency mortgage-backed	—	1,287.9	1,287.9
Asset-backed	—	63.8	63.8
Corporate	—	1,929.7	1,929.7
FDIC guaranteed corporate	—	3.0	3.0
Bonds backed by foreign government	—	139.1	139.1

Total fixed income maturities available for sale, at fair value	$1,534.9	$4,012.9	$5,547.8
Short-term investments available for sale, at fair value	478.7	16.0	494.7
Equity investments available for sale, at fair value	197.1	—	197.1
Held for trading financial assets, at fair value
U.S. government	$38.8	$—	$38.8
U.S. government agency	—	2.0	2.0
Municipal	—	2.9	2.9
Foreign government	4.2	17.6	21.8
Agency mortgage-backed	—	0.3	0.3
Asset-backed	—	1.3	1.3
Corporate	—	368.2	368.2

Total fixed income maturities trading, at fair value	$43.0	$392.3	$435.3
Short-term investments trading, at fair value	10.2	0.4	10.6
Other financial assets and liabilities, at fair value
Derivatives at fair value	—	5.8	5.8
Liabilities under derivative contracts	—	(4.7)	(4.7)

Total	$2,263.9	$4,422.7	$6,686.6

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 and no assets or liabilities were classified as Level 3.

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

There were no transactions for assets measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2012 and during the three months ended September 30, 2011.

Fixed Maturities.    The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At September 30, 2012 and December 31, 2011, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

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

At September 30, 2012, we obtained an average of 2.8 quotes per fixed income investment, compared to 2.6 quotes at December 31, 2011. Pricing sources used in pricing our fixed income investments at September 30, 2012 and December 31, 2011 were as follows:

	As at September 30, 2012	As at December 31, 2011
Index providers	89%	83%
Pricing services	8	15
Broker-dealers	3	2

Total	100%	100%

A summary of securities priced using pricing information from index providers at September 30, 2012 and December 31, 2011 is provided below:

Fixed Income Maturities — Available For Sale

	September 30, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$1,062.7	99%	$932.4	100%
U.S. Agency	270.1	87	238.1	81
Municipal	23.8	60	26.4	74
Corporate	1,840.6	95	1,635.0	89
FDIC Guaranteed Corporate	3.0	100	1.0	1
Non-U.S. Government-backed Corporate	88.0	63	111.3	66
Foreign Government	457.8	73	498.6	75
Asset-backed	52.7	83	37.4	61
Non-agency Commercial Mortgage-backed	69.1	91	2.9	3
Agency Mortgage-backed	1,050.1	82	1,011.6	80

Total Fixed Maturities — Available for Sale	$4,917.9	89%	$4,494.7	83%

Fixed Income Maturities — Trading

	September 30, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$38.8	100%	$32.3	100%
U.S. Agency	2.0	100	1.8	100
Municipal	0.7	23	2.9	100
Corporate	348.5	95	322.1	92
Asset-backed	0.4	34	0.5	70
Agency mortgage-backed securities	0.3	100	—	—
Foreign Government	14.2	65	3.7	49

Total Fixed Maturities — Trading	$404.9	93%	$363.3	92%

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

At September 30, 2012, we obtained an average of 4.7 quotes per equity investment, compared to 4.8 quotes as at December 31, 2011. Pricing sources used in pricing our equities at September 30, 2012 and December 31, 2011, were as follows:

	As at September 30, 2012	As at December 31, 2011
Index providers	100%	95%
Pricing services	—	5

Total	100%	100%

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

The largest concentrations of reinsurance recoverables as at September 30, 2012 were with Lloyd’s syndicates and with Aeolus Re. Balances with Lloyd’s and Aeolus Re represented 21.4% and 10.8%, respectively, of reinsurance recoverables (December 31, 2011 — Lloyds 26.9% and Aeolus Re 15.8%).

9.    Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2012 and December 31, 2011:

		As at September 30, 2012			As at December 31, 2011
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(1.6	)(1)	$1,000.0	$(2.1	)(1)
Forward Exchange Contracts	Liabilities under Derivative Contracts	$117.2	$(3.1)		$—	$—
Forward Exchange Contracts	Derivatives at Fair Value	$198.6	$5.8		$192.4	$1.3

(1)	Net of $53.8 million of cash collateral provided to counterparties as security for our net liability position (December 31, 2011 — $43.7 million).

The following tables provide the unrealized and realized gains/(losses) recorded in earnings for the three and nine months ended September 30, 2012 and 2011:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	Amount of Income/(Loss) Recognized in the Statement of Operations
		Three Months Ended
		September 30, 2012	September 30, 2011
		($ in millions)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$3.2	$6.1
Interest Rate Swaps	Change in Fair Value of Derivatives	$(8.1)	$(36.1)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	Amount of Income/(Loss) Recognized in the Statement of Operations
		Nine Months Ended
		September 30, 2012	September 30, 2011
		($ in millions)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$(1.1)	$5.8
Interest Rate Swaps	Change in Fair Value of Derivatives	$(22.9)	$(61.5)

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

As at September 30, 2012, we held foreign currency derivative contracts with an aggregate value of $315.8 million. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and nine months ended September 30, 2012, the impact of foreign currency contracts on net income was a gain of $3.2 million (September 30, 2011 — a gain of $6.1 million) and a charge of $1.1 million (September 30, 2011 — a gain of $5.8 million), respectively.

Interest Rate Swaps.    As at September 30, 2012, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2011 — $1.0 billion) that are due to mature between October 8, 2012 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. On August 2, 2012, $27.9 million in notional amount of our interest rate swaps terminated, as a result of which we entered into a $27.9 million notional 5-year interest rate swap with a termination date of August 2, 2017.

For the three and nine months ended September 30, 2012, there was a charge in respect of the interest rate swaps of $8.1 million (September 30, 2011 — charge of $36.1 million) and a charge of $22.9 million (September 30, 2011 — charge of $61.5 million), respectively.

As at September 30, 2012, cash collateral with a fair value of $53.8 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). As at September 30, 2012, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2011 — $Nil). Transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at September 30, 2012, no amount was recorded in our balance sheet for the pledged assets.

As a result of the application of derivative accounting guidance, none of the derivatives mentioned above meet the requirements for hedge accounting. Changes in the estimated fair value are therefore included in the consolidated statement of operations.

10.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2012 and twelve months ended December 31, 2011:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Provision for losses and LAE at the start of the year	$4,525.2	$3,820.5
Less reinsurance recoverable	(426.6)	(279.9)

Net loss and LAE at the start of the year	4,098.6	3,540.6

Net loss and LAE expenses (disposed)	(8.8)	(20.6)

Provision for losses and LAE for claims incurred:
Current year	896.5	1,648.3
Prior years	(95.4)	(92.3)

Total incurred	801.1	1,556.0

Losses and LAE payments for claims incurred:
Current year	(186.8)	(269.3)
Prior years	(570.1)	(712.9)

Total paid	(756.9)	(982.2)

Foreign exchange losses	44.0	4.8

Net losses and LAE reserves at period end	4,178.0	4,098.6
Plus reinsurance recoverable on unpaid losses at period end	461.6	426.6

Provision for losses and LAE at September 30, 2012 and December 31, 2011	$4,639.6	$4,525.2

For the nine months ended September 30, 2012, there were reductions of $95.4 million (twelve months ended December 31, 2011 — $92.3 million) in our estimate of the ultimate claims to be paid in respect of prior accident years. For additional information on our reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below. The $8.8 million net loss and LAE expenses disposed in the nine months ended September 30, 2012 (twelve months ended December 31, 2011 —$20.6 million) relates to commuted contracts.

11.    Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2012 and December 31, 2011:

	As at September 30, 2012		As at December 31, 2011
	Number	$ in Thousands	Number	$ in Thousands
Authorized Share Capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital:
Issued ordinary shares of 0.15144558¢ per share	71,012,237	108	70,655,698	107
Issued preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	—	—

Total issued share capital		133		122

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $523.2 million (2011 — $363.2 million) less issue costs of $15.1 million (2011 — $9.6 million). The following table provides the additional paid-in capital as at September 30, 2012 and December 31, 2011:

	As at September 30, 2012	As at December 31, 2011
	($ in millions)	($ in millions)
Additional paid-in capital	$1,521.9	$1,385.0

Ordinary Shares.    The following table summarizes transactions in the Company’s ordinary shares during the nine-month period ended September 30, 2012:

Number of Ordinary Shares
Shares in issue at December 31, 2011	70,655,698
Share transactions in the nine months ended September 30, 2012:
Issued to the Names’ Trustee upon exercise of investor options (refer to Note 12)	116,510
Issued to employees under the 2003 share incentive plan and/or 2008 share purchase plan	2,021,250
Issued to non-employee directors	44,034
Repurchased from ordinary shareholders	(1,825,255)

Shares in issue at September 30, 2012	71,012,237

Ordinary Share Repurchases.    On May 8, 2012, the Company repurchased 69,286 ordinary shares from the Names’ Trust at an average price of $27.13 per ordinary share for a total amount of $1.9 million, including the costs incurred to effect the repurchases.

On May 14, 2012, the Company initiated a share repurchase program to repurchase ordinary shares on the open market. Under this arrangement, the Company acquired and cancelled 864,634 and 1,755,969 ordinary shares for the three and nine months ended September 30, 2012, respectively. The total consideration paid was $25.0 million and $50.0 million and the average price was $28.91 and $28.47 for the three and nine months ended September 30, 2012, respectively.

Preference Share Issuance.    On April 11, 2012, the Company issued 6,400,000 shares of 7.250% Perpetual Non-Cumulative Preference Shares (the “Preference Shares”). The Preference Shares have a liquidation preference of $25 per share. Net proceeds were $154.5 million, comprising $160.0 million of total liquidation preference less $5.5 million of issue expenses.

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

The options issued to the Wellington Names were held for their benefit by Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”). The subscription price payable under the options was initially £10 and increased by 5.0% per annum, less any dividends paid. Option holders were not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. All options were exercised prior to the expiry date of June 21, 2012.

Employee and Non-Executive Director Awards.    Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan and non-executive director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and nine months ended September 30, 2012 (2011 — Nil and Nil) and 1,165,201 and 1,221,152 options, respectively, were exercised and issued in the three months and nine months ended September 30, 2012 (2011 — Nil and 9,208). No charges against income were made in respect of employee options for the three and nine months ended September 30, 2012 (2011 — $Nil and $Nil).

Restricted share units (“RSUs”) granted to employees vest equally over a two or three-year period, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and nine months ended September 30, 2012, the Company granted to employees Nil and 345,852 RSUs, respectively (2011 — 36,695 and 166,445). In the case of non-employee directors, one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the date of grant. On February 2, 2012 (with a grant date of February 8, 2012), the Board of Directors approved a total of 29,071 RSUs for the non-employee directors (February 9, 2011 — 23,408) and 17,705 RSUs to the Chairman (February 9, 2011 — 16,722). Compensation costs charged against income in respect of RSUs for the three and nine months ended September 30, 2012 were $1.8 million and $5.8 million, respectively (2011 — $0.7 million and $4.0 million) with a fair value adjustment in the three and nine months ended September 30, 2012 of $0.2 million and $0.2 million, respectively (2011 — $Nil and $Nil).

Performance Shares.    On February 2, 2012, the Compensation Committee approved the grant of 334,125 performance shares with a grant date of February 8, 2012 (February 9, 2011 — 853,223; March 21, 2011 — 31,669; May 2, 2011 — 5,902). The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period. If the diluted BVPS growth achieved in 2012 is less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant). If the diluted BVPS growth achieved in 2012 is between 5% and 10%, then the percentage of the performance shares eligible for vesting will be between 10% and 100% on a straight-line basis. If the diluted BVPS growth achieved in 2012 is between 10% and 20%, then the percentage of the performance shares eligible for vesting will be between 100% and 200% on a straight-line basis. The Compensation Committee will determine the vesting conditions for the 2013 and 2014 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (or in the case of the 2012 portion of the grant and the average BVPS of less than 5%), then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee, the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2012) is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.

The fair value of performance share awards is based on the value of the average of the high and low of the share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and nine months ended September 30, 2012 in respect of performance shares were $3.3 million and $9.9 million, respectively (2011 — $Nil and $Nil).

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

The fair value of the phantom shares is based on the average of the high and low share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and nine months ended September 30, 2012 in respect of phantom shares were $0.5 million and $1.6 million (2011 — $Nil and $Nil), respectively, with a fair value adjustment in the three and nine months ended September 30, 2012 of $0.2 million and $0.2 million (2011 — $Nil and $Nil), respectively.

Employee Share Purchase Plans.    On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 200 and 59,184 ordinary shares were issued during the three and nine months ended September 30, 2012, respectively (2011 — 1,174 shares and 42,538 shares). Compensation costs charged against income in the three and nine months ended September 30, 2012 in respect of the ESPP were $Nil and $Nil, respectively (2011 — $0.1 million and $0.4 million).

13.    Intangible Assets

The following table provides a summary of the Company’s intangible assets for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$1.3	$19.5	$1.5	$16.6	$2.4	$20.5
Amortization	—	—	(0.3)	(0.3)	—	—	(0.2)	(0.2)

End of the period	$1.6	$16.6	$1.0	$19.2	$1.5	$16.6	$2.2	$20.3

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$1.8	$20.0	$1.5	$16.6	$2.9	$21.0
Amortization	—	—	(0.8)	(0.8)	—	—	(0.7)	(0.7)

End of the period	$1.6	$16.6	$1.0	$19.2	$1.5	$16.6	$2.2	$20.3

License to use the “Aspen” Trademark.    On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at September 30, 2012, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2011 — $1.6 million).

Insurance Licenses.    The total value of the licenses as at September 30, 2012 was $16.6 million (December 31, 2011 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other.    In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at September 30, 2012 was $1.0 million (December 31, 2011 — $1.8 million).

14.    Commitments and Contingencies

(a)	Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities, to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table details the forms and value of Company’s restricted assets as at September 30, 2012 and December 31, 2011:

	As at September 30, 2012	As at December 31, 2011
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$466.4	$447.4
Third party	1,789.4	1,682.3
Letters of credit / guarantees	1,193.6	1,374.1

Total restricted assets	$3,449.4	$3,503.8

Total as percent of cash and invested assets	42.6%	46.3%

Funds at Lloyd’s.    AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The fully collateralized letter of credit has been provided by AUL and is disclosed in the above table as affiliated balance.

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited is also required by Lloyd’s to maintain a minimum level of capital which as at September 30, 2012 was £0.4 million (December 31, 2011 — £0.6 million). This is not available for distribution by the Company for the payment of dividends.

Interest rate swaps.    As at September 30, 2012, cash collateral with a fair value of $53.8 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). For more information, please refer to Note 9 of these financial statements.

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of September 30, 2012 were:

	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$4.0	$10.2	$9.9	$9.8	$7.0	$14.4	$55.3

(c)	Variable interest entities

As at September 30, 2012, the Company had one investment in a variable interest entity, Cartesian Iris Offshore Fund L.P., as disclosed in Note 6 of these financial statements.

15.    Subsequent events

On September 11, 2012, the Company announced the conditional appointment of Mr. John Worth as Chief Financial Officer of the Company, subject to certain regulatory approvals. Such regulatory approvals were subsequently obtained and Mr. Worth was appointed as Chief Financial Officer of the Company effective November 1, 2012. As of such date, Mr. Julian Cusack stepped down as the Interim Chief Financial Officer of the Company and resumed his role as Chief Risk Officer. For more information, please refer to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on September 11, 2012.

As at September 30, 2012, the Company had $142.4 million remaining under its current share repurchase authorization. On October 24, 2012, the Company’s Board of Directors approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares. The share repurchase authorization replaces the previous authorization and permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

On October 8, 2012, $26.5 million in notional amount of our interest rate swaps terminated, as a result of which we entered into a $26.5 million notional 5-year interest rate swap with a termination date of October 8, 2017.

On October 29, 2012, a large storm system (Hurricane Sandy) made landfall in the Northeast of the U.S. and caused substantial wind and flood damage over a wide area. The Company is assessing its potential claims relating to these events; the information available was not sufficient to support a reliable loss estimate at the date of filing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2011, as well as the discussions of critical accounting policies, contained in our Financial Statements in our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2011 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.

Overview

We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S.

Highlights of our results for the three and nine months ended September 30, 2012 were:

•	Diluted book value per share(1) of $41.53 increased by 9.1% over the end of the third quarter of 2011(2) and by 3.8% from the end of the second quarter of 2012(2);

•	Combined ratio of 87.0% for the third quarter of 2012 compared with a combined ratio of 96.9% for the third quarter of 2011;

•	Combined ratio of 89.3% for the nine months of 2012 compared to 116.4% for the first nine months of 2011 which were adversely affected by material catastrophe losses;

•	Diluted net income per share of $1.45 for the quarter ended September 30, 2012 compared with diluted net income per share of $0.21 in the same quarter last year(2);

•	Gross written premiums of $558.4 million for the third quarter of 2012, an increase of 12.7% from the third quarter of 2011, principally due to growth in our insurance segment;

•	Net favorable development on prior year loss reserves of $29.8 million for the third quarter of 2012 compared with $15.6 million in the third quarter of 2011; and

•

Annualized net income return on average equity(2) of 14.4% for the third quarter of 2012 compared with 2.4% for the third quarter of 2011 and annualized net income return on equity of 11.9% for the nine months of 2012 compared to an annualized net loss of 6.7% for the nine months of 2011.

Total shareholders’ equity increased by $119.1 million to $3,554.2 million for the three months ended September 30, 2012. The most significant movements were:

•	a $94.2 million increase in retained earnings for the period;

•	an increase in net unrealized gains on investments, net of taxes, of $31.1 million; and

•	a cash repurchase of 864,634 ordinary shares for $25.0 million in the open market.

(1)	Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.
(2)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Shareholders’ equity and ordinary shares in issue as at September 30, 2012 and December 31, 2011 were:

	As at September 30, 2012	As at December 31, 2011
	($ in millions, except for share amounts)
Total shareholders’ equity(1)	$3,554.2	$3,156.0
Preference shares less issue expenses	(508.1)	(353.6)

Net assets attributable to ordinary shareholders(1)	$3,046.1	$2,802.4

Issued ordinary shares	71,012,237	70,655,698
Issued and potentially dilutive ordinary shares	73,341,200	73,355,674

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

Recent Developments

On September 11, 2012, we announced the conditional appointment of Mr. John Worth as Chief Financial Officer of the Company, subject to certain regulatory approvals. Such regulatory approvals were subsequently obtained and Mr. Worth was appointed as Chief Financial Officer effective November 1, 2012. As of such date, Mr. Julian Cusack stepped down as the Interim Chief Financial Officer of the Company and resumed his role as Chief Risk Officer. For more information, please refer to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on September 11, 2012.

As at September 30, 2012, we had $142.4 million remaining under our current share repurchase authorization. On October 24, 2012, our Board of Directors approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares. The share repurchase authorization replaces the previous authorization and permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

On October 8, 2012, $26.5 million in notional amount of our interest rate swaps terminated, as a result of which we entered into a $26.5 million notional 5-year interest rate swap with a termination date of October 8, 2017.

On October 29, 2012, a large storm system (Hurricane Sandy) made landfall in the Northeast of the U.S. and caused substantial wind and flood damage over a wide area. We are assessing our potential claims relating to these events; the information available was not sufficient to support a reliable loss estimate at the date of filing.

Outlook and Trends

Overall.    For the first nine months of 2012, we achieved an average rate increase of 4.0% on renewals, with 5.0% in reinsurance and 3.0% in insurance. Currently, the U.S. primary insurance market is achieving the most promising rate increases across most lines. In general, these increases are flowing through to the U.S. reinsurance markets. The U.K. and international markets continue to have downward rate pressure particularly in those areas with sustained low loss activity.

Reinsurance.    In casualty reinsurance, the market remains challenging but we have achieved a 2.0% rate increase year to date. In the U.S., we are seeing several indicators of potentially positive market changes. Specifically, the casualty excess and surplus lines market continues to show positive momentum with underlying price increases in the mid-single digits. For international casualty, however, the rate environment continues to be challenging.

For specialty reinsurance, outside of loss affected markets and territories, rates are generally flat. The established markets remain disciplined with relatively stable rates while the more profitable niche lines such as credit and surety are attracting more capacity which is causing downward rate pressure. Our crop reinsurance business is written within specialty reinsurance, where most of our exposures are outside of the U.S. We are actively monitoring the market to see if rates rise to a level where we view the return for underwriting U.S. crop as attractive. If that is the case we may decide to build our U.S. crop position in the future.

Catastrophe reinsurance, although well priced, is not experiencing the same upwards pressure on price as we have seen in the last two years. In the past, we have seen upwards price pressure as a result of changes to modelled insurance exposures in the U.S. and to non-U.S. catastrophe losses but this upwards pressure has now subsided. There are signs that new capacity in the market is focused on U.S. peak zone exposure and particularly retrocession products causing downwards price pressure in those specific markets. Looking toward the January 1, 2013 renewal season, for reinsurance we expect stable rates for the U.S., with U.S. peak zone and retrocession being the two products most likely to experience rate pressure.

Insurance.    In our insurance segment, there continue to be rate increases in marine hull and marine liability reflecting both some loss activity and in general disciplined competition. Geographically, the U.S. primary insurance markets are the most encouraging while Continental Europe continues to lag behind and the U.K. remains very challenging.

For our property insurance business, we achieved an overall average rate increase of 5.0% with U.S. property achieving average rate increases of 7.0%.

Our casualty lines in total achieved a modest rate increase of 2.0% for the first nine months of 2012. There are definitely signs of strength in the U.S. where rates have increased 9.0% on average in the first nine months. Specifically, the U.S. excess and surplus lines casualty insurance market is seeing encouraging indications of firming, with improvement in rates as well as terms and conditions. Standard lines carriers are becoming more focused and releasing a number of risks to the excess and surplus lines markets, with which we are pleased as we are well placed to write such risks but at better prices, with higher deductibles and lower limits. While it is not a hard market, it is showing steady and encouraging price increases.

Real estate, construction, hospitality, energy and certain difficult products are examples of classes that have seen an increase in submission flow back to the surplus lines market. In our excess casualty account, where competition has reduced and the market is firming, we are attaining 5.0% price increases on average. The U.K. liability insurance market remains challenging in general. Yet, there are some distressed risks and risks with poor claims experiences which are being re-rated by the current market and providing us with some encouraging opportunities. We have also been able to write some new business in the Irish liability market as a result of improving conditions.

Investments.    In September, we began to build a new BB High Yield portfolio focused on the U.S. corporate market. Recognizing that yields and spreads are close to record lows it is our intention to tactically build the position over a one to two-year period. These assets are expected to provide higher returns in return for greater risk of default and lower liquidity. Our investment guidelines permit us to invest up to 5.0% of our aggregate portfolio in BB-rated securities.

See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies, please refer to our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the financial statements contained in this report.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2012 and 2011, starting with a summary of our consolidated results and followed by a segmental analysis.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.

Gross written premiums.    Total gross written premiums increased by $62.8 million, or 12.7%, in the third quarter of 2012 compared to the third quarter of 2011 due predominantly to growth in our insurance segment which was mainly attributable to continued development of our U.S. based insurance operations. The table below shows our gross written premiums for each segment for the three months ended September 30, 2012 and 2011, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% increase/ (decrease)
	($ in millions)	($ in millions)
Reinsurance	$259.5	$276.1	(6.0)%
Insurance	298.9	219.5	36.2

Total	$558.4	$495.6	12.7%

Reinsurance ceded.    Total reinsurance ceded for the quarter of $51.3 million increased by $18.3 million from the third quarter of 2011 mainly due to differences in the timing of cover purchased in our insurance segment and additional reinsurance costs associated with the growth in our U.S. insurance operations.

Gross premiums earned.    Gross premiums earned in the third quarter of 2012 increased by 9.4% from the third quarter of 2011 lagging behind the increase in gross written premiums due to the timing of new business being written.

Losses and loss adjustment expenses.    The loss ratio for the quarter of 49.4% decreased by 13.5 percentage points compared to the third quarter of 2011. The decrease is primarily due to the absence of major catastrophe losses in the current period compared to the comparative period.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2012 and 2011 were as follows:

Business Segment	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Reinsurance	41.9%	67.5%
Insurance	58.3	56.6
Total Loss Ratio	49.4%	62.9%

We also present, in the table below, loss ratios excluding the impact from major catastrophe losses to assist in the analysis of the underlying performance of our segments. For this purpose, we have defined major 2012 catastrophe losses as losses associated with the severe weather in the U.S. in February and March 2012 and Hurricane Isaac in August 2012 and movements in losses associated with the 2011 catastrophe events. We have defined major catastrophe losses in the comparative period as losses associated with Hurricane Irene in the third quarter of 2011, the U.S. storms in the second quarter of 2011, the Australian floods and the New Zealand and Japanese earthquakes in the first quarter of 2011, and movements in losses associated with the 2010 catastrophe events (the Chilean and New Zealand earthquakes) which were recognized in the third quarter of 2011.

The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and related reinstatement premium adjustments.

For the Three Months Ended September 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	41.9%	(0.3)%	41.6%
Insurance	58.3	(0.6)	57.7
Total	49.4%	(0.4)%	49.0%

For the Three Months Ended September 30, 2011	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	67.5%	(17.8)%	49.7%
Insurance	56.6	(1.8)	54.8
Total	62.9%	(11.1)%	51.8%

Reserve releases in our reinsurance segment increased from $11.7 million in the third quarter of 2011 to $22.0 million in the current period. Favorable development in other property and specialty reinsurance lines was the main contributor to the release. The insurance segment had a $7.8 million reserve release this quarter, mainly from the shorter-tail lines, compared to a $3.9 million reserve release in the third quarter of 2011.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011(2)
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.6%	15.7%	17.1%	17.1%	16.9%	17.0%
General and administrative expense ratio(1)(2)	11.2	14.2	15.1	8.8	14.1	13.1

Gross expense ratio	29.8	29.9	32.2	25.9	31.0	30.1
Effect of reinsurance	2.1	8.2	5.4	2.1	5.9	3.9

Total net expense ratio	31.9%	38.1%	37.6%	28.0%	36.9%	34.0%

(1)	The total group general and administrative expense ratio includes corporate expenses.
(2)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

General, administrative and corporate expenses increased by $18.7 million for the quarter compared to the third quarter of 2011 due principally to increases in accruals for performance-related compensation.

Net investment income.    Net investment income for the quarter of $48.6 million decreased by 15.2% compared to $57.3 million in the third quarter of 2011 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on investment grade fixed income securities.

Change in fair value of derivatives.    In the three months ended September 30, 2012, we recorded a loss of $8.1 million (2011 — loss of $36.1 million) in respect of interest rate swaps due to falling interest rates and a gain of $3.2 million (2011 — $6.1 million gain) in respect of forward currency contracts.

Other-than-temporary impairments.    A security is impaired when its fair value is below its cost or amortized cost. The Company reviews its investment portfolio on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the three months ended September 30, 2012 was $2.1 million and related entirely to our equity portfolio (2011 — $Nil). For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission.

Income before tax.    In the third quarter of 2012, income before tax was $123.1 million (2011 —$23.2 million) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Underwriting income	$67.4	$15.3
Other income/(expenses)	4.5	(9.1)
Net investment income	48.6	57.3
Change in fair value of derivatives	(4.9)	(30.0)
Investment and foreign exchange gains/(losses)	15.3	(2.6)
Interest expense	(7.8)	(7.7)

Income before tax	$123.1	$23.2

Taxes.    Income tax expense for the three months ended September 30, 2012 was $8.0 million (2011 — $2.0 million). The estimated effective rate of tax for the quarter was 6.5% (2011 — 8.6%). The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2012 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate was reduced from 26% to 24% effective April 1, 2012) and the U.S. (where the corporate tax rate is 35%).

Net income after tax.    Net income after tax for the three months ended September 30, 2012 was $115.1 million, equivalent to a $1.50 basic earnings per ordinary share adjusted for the $8.6 million preference share dividends and fully diluted earnings per ordinary share of $1.45. Net income after tax for the three months ended September 30, 2011 was $21.2 million, equivalent to basic earnings per ordinary share of $0.22 adjusted for the $5.7 million preference share dividend and fully diluted earnings per ordinary share of $0.21.

Investment gains.    Realized and unrealized gains included $1.4 million (2011 — $5.9 million) of net realized gains from the fixed income available for sale portfolio, $2.2 million (2011 — $1.3 million) of net realized gains from our fixed income trading portfolio, $6.7 million net unrealized gains (2011 — $4.8 million unrealized loss) from our fixed income trading portfolio, $0.9 million (2011 — $1.5 million loss) of net realized losses from our equity investments and $1.7 million (2011— $2.3 million) realized gains from our investment in Cartesian.

Other comprehensive income includes an increase of $32.2 million (2011 — $69.0 million), net of taxes, in the unrealized gains from the available for sale portfolio which is largely attributable to lower yields during the quarter.

Dividends.    As announced in April 2012, the Board of Directors approved an increase in the dividend on our ordinary shares from $0.15 per ordinary share to $0.17 per ordinary share for the quarter. Dividends paid on our preference shares in the three months ended September 30, 2012 were $8.6 million (2011 — $5.7 million).

Underwriting Results by Operating Segments — Third Quarter

We are organized into two business segments: Reinsurance and Insurance. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance and financial and professional lines insurance.

We have provided additional disclosures for corporate and other (non-underwriting) income and expenses in Note 5 of our unaudited financial statements. Corporate and other income includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, none of which are allocated to the business segments.

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2012 and 2011.

The contributions of each segment to gross written premiums in the three months ended September 30, 2012 and 2011 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(% of total gross written premiums)
Reinsurance	46.5%	55.7%
Insurance	53.5	44.3

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	($ in millions)
Reinsurance	$259.5	$276.1
Insurance	298.9	219.5

Total	$558.4	$495.6

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

Gross written premiums.    Gross written premiums in our reinsurance segment decreased by 6.0% compared to the three months ended September 30, 2011.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2012 and 2011, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$42.7	$53.5	(20.2)%
Other property reinsurance	92.6	78.6	17.8
Casualty reinsurance	76.3	83.4	(8.5)
Specialty reinsurance	47.9	60.6	(21.0)

Total	$259.5	$276.1	(6.0)%

The decrease in gross written premiums has arisen mainly from the casualty reinsurance and property catastrophe business lines.

The reduction in property catastrophe reinsurance in the third quarter of 2012 relates to reduction in exposures where the pricing did not meet our profitability requirements. Casualty reinsurance gross written premiums for the quarter decreased by 8.5% year on year, due principally to the inclusion in the third quarter of 2011 of significant premium adjustments in respect of prior years and policy commutations.

The increase in other property is due to increased pro rata business and positive pricing momentum in catastrophe-exposed accounts and the reduction in premiums from specialty reinsurance is due to planned reductions in our structured risks business.

Losses and loss adjustment expenses.    The loss ratio for the three months ended September 30, 2012 was 41.9% compared to 67.5% in the equivalent period in 2011. The decrease in the loss ratio is primarily attributable to the lack of catastrophe losses in the current quarter while the comparable quarter of 2011 experienced losses of $51.8 million due to deterioration in loss estimates for the Japanese earthquake and tsunami and deterioration in the U.S. storm loss estimates. There was a $10.3 million increase in prior year reserve releases from $11.7 million in the third quarter of 2011 to $22.0 million in the current period. Reserve releases for the quarter were mainly as a result of favorable development in the other property and specialty lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $55.7 million for the three months ended September 30, 2012 equivalent to 19.9% of net premiums earned (2011 — $51.8 million or 18.5% of net premiums earned). The increase in the acquisition expense ratio is due to increased profit commission accruals in our specialty and casualty lines. The increase in general and administrative expenses of $6.9 million compared to the third quarter of 2011 is mainly attributable to higher accrued performance-related compensation.

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

Gross written premiums.    Overall premiums increased by 36.2% to $298.9 million for the quarter from $219.5 million in the equivalent period in 2011.

The table below shows our gross written premiums for each line of business for the three months ended September 30, 2012 and 2011, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	% increase/ (decrease)
	($ in millions)	($ in millions)
Property insurance	$76.5	$42.5	80.0%
Casualty insurance	56.4	38.1	48.0
Marine, energy and transportation insurance	102.2	70.5	45.0
Financial and professional lines insurance	63.8	68.4	(6.7)

Total	$298.9	$219.5	36.2%

The increase in gross written premium is mainly attributable to our U.S. property and program business and to the continued development of our U.S. casualty lines, in particular our U.S. professional and management liability accounts. The program business is mainly included in the property and casualty sub-totals. The growth in marine, energy and transportation premium includes some positive prior year and loss related premiums adjustments and increased aviation insurance premiums due to difference in year on year seasonalization.

Losses and loss adjustment expenses.    The loss ratio for the quarter was 58.3% compared to 56.6% for the three months ended September 30, 2011. The increase in the loss ratio for the quarter is mainly due to a number of fire losses in our U.S. property account offset by a $7.8 million prior year reserve release in the current quarter compared to a $3.9 million reserve release in the third quarter of 2011 and to a change in our business mix.

The release in the current quarter was due primarily to favorable development in shorter-tail lines including property, energy physical damage and aviation, but partially offset by some strengthening in marine, energy and construction liability. The comparative quarter in 2011 had a smaller release due to offsetting reserve strengthening in our financial and professional lines.

Policy acquisition, general and administrative expenses.    Policy acquisition expenses for the three months ended September 30, 2012 were 20.0% of net premiums earned and did not materially change compared to 20.1% in the third quarter of 2011. The increase of $7.9 million in our general and administrative expenses is mainly associated with higher performance-related compensation accruals and the continued build out of our U.S. and U.K. operations.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2012 and 2011, starting with a summary of our consolidated results and followed by a segmental analysis.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums.    Total gross written premiums increased by 14.8% in the first nine months of 2012 when compared to 2011 due predominantly to the continued development of our U.S. insurance platform. The table below shows our gross written premiums for each segment for the nine months ended September 30, 2012 and 2011, and the percentage change in gross written premiums for each segment:

Business Segment	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% increase
	($ in millions)	($ in millions)
Reinsurance	$1,033.5	$1,001.2	3.2%
Insurance	973.6	747.9	30.2

Total	$2,007.1	$1,749.1	14.8%

Reinsurance ceded.    Total reinsurance ceded for the nine months of 2012 was $284.6 million, an increase of $33.4 million from the first nine months of 2011. Ceded reinsurance premiums have increased for the insurance segment in line with increases in gross written premiums.

Gross premiums earned.    Gross premiums earned in the nine months of 2012 increased by 9.9% from the first nine months of 2011, lagging behind the increase in gross written premiums as a consequence of increases in unearned premiums.

Losses and loss adjustment expenses.    The loss ratio for the nine months of 2012 of 52.5% decreased by 30.5 percentage points compared to the first nine months year of 2011. The decrease is primarily due to a reduction in net losses from major natural catastrophes from $429.1 million in 2011 to $30.5 million in 2012.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the nine months ended September 30, 2012 and 2011 were as follows:

Business Section	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Reinsurance	46.4%	98.2%
Insurance	59.9	61.5
Total Loss Ratio	52.5%	83.0%

We also present, in the table below, loss ratios excluding the impact from major catastrophe losses to assist in the analysis of the underlying performance of our segments. For this purpose, we have defined major 2012 catastrophe losses as losses associated with the severe weather in the U.S. in February and March 2012 and Hurricane Isaac in August 2012 and movements in losses associated with the 2011 catastrophe events. We have defined major catastrophe losses in the comparative period as losses associated with the U.S. storms (specifically related to Hurricane Irene which occurred in the third quarter of 2011, and related to the tornadoes in the second quarter of 2011) in addition to losses associated with the Australian floods and New Zealand and Japanese earthquakes which occurred in the first quarter of 2011, and movements in losses associated with the 2010 catastrophe events (the Chilean and New Zealand earthquakes) which were recognized in the first nine months of 2011.

The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Nine Months Ended September 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	46.4%	(2.6)%	43.8%
Insurance	59.9	(1.4)	58.5
Total	52.5%	(2.1)%	50.4%

For the Nine Months Ended September 30, 2011	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	98.2%	(48.5)%	49.7%
Insurance	61.5	(2.2)	59.3
Total	83.0%	(29.3)%	53.7%

Reserve releases in our reinsurance segment increased from $57.8 million in the first nine months of 2011 to $64.2 million in the current period. The insurance segment had a $31.2 million reserve release in the first nine months of 2012 compared to a $12.5 million reserve release in the first nine months of 2011. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to the reserve releases.

Expense ratio.    The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011(2)
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.7%	15.8%	17.3%	17.1%	15.8%	16.5%
General and administrative expense ratio(1)(2)	10.4	14.9	14.9	8.9	13.4	13.0

Gross expense ratio	29.1	30.7	32.2	26.0	29.2	29.5
Effect of reinsurance	2.0	6.9	4.6	1.9	6.3	3.9

Total net expense ratio	31.1%	37.6%	36.8%	27.9%	35.5%	33.4%

(1)	The total group general and administrative expense ratio includes corporate expenses.
(2)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2 of our unaudited financial statements.

General, administrative and corporate expenses increased by $53.8 million for the nine months ended September 30, 2012 compared to the equivalent period in 2011 of which $35.8 million relates to higher performance-related compensation accruals with the balance attributable to increases in staff, premises and other costs associated mainly with growth in our insurance business.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 17.3% for the first nine months of 2012 from 16.5% in the first nine months of 2011. The increase is due to increases in profit commission accruals and changes in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.

Net investment income.    Net investment income for the first nine months of 2012 was $153.8 million, a decrease of 10.3% compared to the $171.4 million in the first nine months of 2011 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on investment grade fixed income securities.

Change in fair value of derivatives.    In the nine months ended September 30, 2012, we recorded a loss of $22.9 million (2011 — loss of $61.5 million) in respect of interest rate swaps due to falling interest rates and a loss of $1.1 million (2011 — $5.8 million gain) in respect of forward currency contracts.

Investment gains.    Total realized and unrealized gains of $21.1 million (2011 — $21.4 million) included $4.9 million (2011 — $20.7 million) of net realized gains from the fixed income available for sale portfolio, $6.4 million (2011 — $4.3 million) of net realized gains from our fixed income trading portfolio, $12.7 million net unrealized gains (2011 — $4.5 million loss) from our fixed income trading portfolio, $1.6 million of net realized losses from our equity investments (2011 — $1.4 million loss), $3.0 million OTTI charges (2011 — $Nil) and $1.7 million (2011 — $2.3 million) realized gains from our investment in Cartesian.

Other-than-temporary impairments.    A security is impaired when its fair value is below its amortized cost. The Company reviews its aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the nine months ended September 30, 2012 was $3.0 million (2011 — $Nil). For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission.

Income before tax.    In the first nine months of 2012, income before tax was $298.0 million (2011 – loss of $135.8 million), comprising the amounts set out in the table below.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Underwriting income/(losses)	$163.7	$(229.1)
Other income/(expenses)	7.1	(10.4)
Net investment income	153.8	171.4
Change in fair value of derivatives	(24.0)	(55.7)
Investment and foreign exchange gains	20.6	11.1
Interest expense	(23.2)	(23.1)

Income before tax	$298.0	$(135.8)

Taxes.    Income tax expense for the nine months ended September 30, 2012 was $19.6 million. Our effective consolidated tax rate for the nine months ended September 30, 2012 was 6.6%. The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2012. As discussed above, the effective tax rate for the year is subject to revision. In the nine months ended September 30, 2011, there was a $13.3 million tax credit resulting from pre-tax losses in that period.

Net income after tax.    Net income after tax for the nine months ended September 30, 2012 was $278.4 million, equivalent to a $3.60 basic earnings per ordinary share adjusted for the $22.6 million preference share dividends and fully diluted earnings per ordinary share of $3.47 for the nine months ended September 30, 2012. Net loss after tax for the nine months ended September 30, 2011 was $122.5 million, equivalent to a $1.98 adjusted basic and diluted loss per ordinary share adjusted for the $17.1 million preference share dividends and ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.”

Underwriting Results by Operating Segments — Nine Months Ended September 30, 2012

Please refer to the tables in Note 5 in our unaudited financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2012 and 2011.

The contributions of each segment to gross written premiums in the nine months ended September 30, 2012 and 2011 were as follows:

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(% of total gross written premiums)
Reinsurance	51.5%	57.2%
Insurance	48.5	42.8

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	($ in millions)
Reinsurance	$1,033.5	$1,001.2
Insurance	973.6	747.9

Total	$2,007.1	$1,749.1

Reinsurance

Gross written premiums.    Gross written premiums in our reinsurance segment increased by 3.2% compared to the nine months ended September 30, 2011.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2012 and 2011, and the percentage change in gross written premiums for each such line:

Lines of Business	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$287.5	$297.5	(3.4)%
Other property reinsurance	252.1	214.3	17.6
Casualty reinsurance	281.8	266.6	5.7
Specialty reinsurance	212.1	222.8	(4.8)

Total	$1,033.5	$1,001.2	3.2%

The increase in gross written premiums arose from other property and casualty reinsurance business. The increase in other property is due to strong production from our proportional treaty and facultative business as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments. In the comparative period, we recognized $22.7 million of reinstatement premiums associated with the New Zealand earthquakes, the Australian floods and the U.S. storms and mainly included in property catastrophe.

Losses and loss adjustment expenses.    The loss ratio for the nine months ended September 30, 2012 was 46.4% compared to 98.2% in the equivalent period in 2011. The decrease in the loss ratio is primarily attributable to the reduced level of catastrophe losses in the current period while the comparable period of 2011 experienced losses of $416.1 million from the Australian floods, the New Zealand and Japanese earthquakes, the U.S. storms (including Hurricane Irene) and other natural catastrophes (U.S., Scandinavian and Asian weather-related events). There was also a $6.4 million increase in prior year reserve releases from $57.8 million in the nine months ended September 30, 2011 compared to $64.2 million in the current period.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $166.8 million for the nine months ended September 30, 2012 equivalent to 20.0% of net premiums earned (2011 — $150.3 million or 18.3% of net premiums earned). The increase in the acquisition expense ratio is due to increases in profit commission accruals and a change in the business mix towards credit and surety and property proportional treaty business lines, which have higher average commission rates. An increase in general and administrative expenses by $14.0 million as compared to the nine months ended September 30, 2011 is mainly attributable to increased accruals for performance-related compensation.

Insurance

Gross written premiums.    Gross written premiums in our insurance segment have increased by 30.2% to $973.6 million for the nine months ended September 30, 2012 from $747.9 million in the equivalent period in 2011.

The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2012 and 2011, and the percentage change in gross written premiums for each line:

Lines of Business	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	% increase/ (decrease)
	($ in millions)	($ in millions)
Property insurance	$263.1	$154.7	70.1%
Casualty insurance	143.2	90.6	58.1
Marine, energy and transportation insurance	385.5	324.6	18.8
Financial and professional lines insurance	181.8	178.0	2.1

Total	$973.6	$747.9	30.2%

The increase in gross written premium is mainly attributable to our property and program business, with the program business contributing to both property and casualty. Increases in our marine, energy and transportation insurance were mainly due to increased premiums for marine, energy and liability business which achieved significant rate increases following a series of industry losses in the past year.

Losses and loss adjustment expenses.    The loss ratio for the nine months ended September 30, 2012 was 59.9% compared to 61.5% for the nine months ended September 30, 2011. The decrease in the loss ratio is mainly due to a $31.2 million prior year reserve release in the current period compared to a $12.5 million reserve release in the nine months ended September 30, 2011. Losses for the nine months ended September 30, 2012 also include $24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012 while in the nine months ended September 30, 2011, we recognized $12.9 million of losses related to claims associated with the Japanese earthquake and tsunami and U.S. weather-related events.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses of $134.4 million for the first nine months ended September 30, 2012 increased to 19.4% of net premiums earned from 19.2% in the first nine months of 2011. This was attributable to an increase in ceded earned premiums and to a change in our business mix towards financial and professional lines and program businesses, which have higher acquisition expense ratios. The increase of $31.8 million in our general and administrative expenses is mainly associated with increases in accruals for performance-related compensation and staff and premises costs related to the expansion of our U.S. and U.K. insurance operations.

Cash and investments

At September 30, 2012 and December 31, 2011, total cash and investments, including accrued interest receivable, were $8.1 billion and $7.6 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2012		As at December 31, 2011
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — Available for sale
U.S. government	$1,068.6	13.1%	$932.4	12.2%
U.S. government agency	311.7	3.8	295.5	3.9
Municipal	39.9	0.5	35.6	0.5
Corporate	1,929.7	23.8	1,846.5	24.2
FDIC guaranteed corporate	3.0	—	72.9	0.9
Non-U.S. government-backed corporate	139.1	1.7	167.8	2.2
Foreign government	628.5	7.7	660.4	8.7
Asset-backed	63.8	0.9	61.0	0.8
Mortgage-backed	1,363.5	16.8	1,353.7	17.8

Total fixed income — Available for sale	$5,547.8	68.3%	$5,425.8	71.2%
Total short-term investments — Available for sale	494.7	6.1	298.2	3.9
Total equity securities	197.1	2.4	179.5	2.4

Total available for sale securities	$6,239.6	76.8%	$5,903.5	77.5%
Fixed income securities — Trading
U.S. government	38.8	0.5	32.3	0.4
U.S. government agency	2.0	—	1.8	—
Municipal	2.9	—	2.9	—
Corporate	368.2	4.5	349.3	4.6
Foreign government	21.8	0.4	7.4	0.1
Mortgage-backed	0.3	—	—	—
Asset-backed	1.3	—	0.7	—

Total fixed income — Trading	$435.3	5.4%	$394.4	5.1%
Total short-term investments — Trading	10.6	0.1	4.1	0.1

Total trading securities	$445.9	5.5%	$398.5	5.2%
Total other investments	34.8	0.4	33.1	0.4
Total cash and cash equivalents	1,374.2	16.9	1,239.1	16.3
Total net receivable/(payable) for securities sold/(purchased)	(17.9)	(0.2)	1.1	—
Total accrued interest receivable	49.7	0.6	49.6	0.6

Total cash and investments	$8,126.3	100.0%	$7,624.9	100.0%

Fixed income maturities.    At September 30, 2012, the average credit quality of our fixed income portfolio was “AA,” with 92.0% of the portfolio being rated “A” or higher. At December 31, 2011, the average credit quality of our fixed income portfolio was “AA,” with 94.0% of the portfolio being rated “A” or higher. Our fixed income portfolio duration as at September 30, 2012 was 2.8 years compared to 2.9 years as at December 31, 2011 excluding the impact of the interest rate swaps.

In September 2012, we funded a BB High Yield portfolio with $60.0 million in cash. As of September 30, 2012, the portfolio had invested $7.0 million in BB High Yield bonds with further investments planned for subsequent quarters.

Mortgage-Backed Securities.    The following table summarizes the fair value of our mortgage-backed securities by rating and class at September 30, 2012:

	AAA	AA and Below	Total
	($ in millions)
Agency	$57.7	$1,230.5	$1,288.2
Non-agency commercial	46.3	29.3	75.6

Total mortgage-backed securities	$104.0	$1,259.8	$1,363.8

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity securities.    In March 2011, we invested $175.0 million into a high quality global equity income strategy via direct investment. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments; however, market conditions and portfolio diversification prompted this limited move into equities. Our group investment guidelines allow us to deploy up to 10% of the investment portfolio in alternative investments. We recognized dividend income of $5.1 million (2011 — $4.9 million), $16.1 million net unrealized gain (2011 — $3.8 million loss), $1.6 million net realized loss (2011 — $1.4 million loss) and an OTTI charge of $3.0 million (2011 — $Nil) from the equity portfolio for the nine months ended September 30, 2012.

European Fixed Income & Equity Exposures.    As at September 30, 2012, we had $925.1 million, or 13.8% of our aggregate investment portfolio (excluding cash and cash equivalents) invested in European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish and Italian corporate bonds and equities.

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

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at September 30, 2012. Equity investments included in the table below are not rated (“NR”).

	As at September 30, 2012 by Ratings
Country	AAA	AA	A	BBB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$20.2	$—	$—	$—	$20.2	2%
Belgium	—	—	3.0	—	3.5	6.5	1
Denmark	19.8	—	—	0.4	—	20.2	2
Finland	11.2	—	—	—	2.0	13.2	1
France	4.5	68.8	17.7	1.6	15.5	108.1	12
Germany	56.7	6.1	15.9	2.8	2.0	83.5	9
Italy	—	—	—	0.7	2.0	2.7	0.5
Netherlands	24.4	22.5	15.6	—	4.5	67.0	7
Norway	14.0	16.6	—	—	—	30.6	3
Spain	—	—	—	3.4	—	3.4	0.5
Sweden	—	17.8	—	1.0	8.0	26.8	3
Switzerland	6.0	25.2	72.8	1.1	14.0	119.1	13
United Kingdom	275.5	10.7	80.0	14.0	43.6	423.8	46

Total European Exposures	$412.1	$187.9	$205.0	$25.0	$95.1	$925.1	100%

	As at September 30, 2012 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Market Value %	Unrealized Pre-tax Gain/ (Loss)
	($ in millions except percentages)
Austria	$—	$—	$20.2	$—	$—	$—	$—	$—	$—	$20.2	2%	$0.1
Belgium	—	—	—	—	—	—	3.0	—	3.5	6.5	1	1.5
Denmark	—	—	19.8	—	—	0.4	—	—	—	20.2	2	—
Finland	6.9	—	—	4.3	—	—	—	—	2.0	13.2	1	0.7
France	20.3	—	7.3	36.0	—	2.0	22.5	4.5	15.5	108.1	12	5.3
Germany	17.8	—	41.4	—	3.6	—	20.7	—	—	83.5	9	4.1
Italy	—	—	—	—	—	—	0.7	—	2.0	2.7	0.5	—
Netherlands	4.5	—	5.1	19.2	—	11.6	26.6	—	—	67.0	7	3.2
Norway	—	—	—	30.6	—	—	—		—	30.6	3	1.8
Spain	—	—	—	—	—	—	3.4	—	—	3.4	0.5	—
Sweden	—	—	—	5.0	—	13.7	—	—	8.1	26.8	3	1.9
Switzerland	2.1	—	—	—	—	45.2	53.9	3.9	14.0	119.1	13	10.4
United Kingdom	236.1	0.3	17.7	2.3	—	26.2	78.4	19.1	43.7	423.8	46	22.9

Total European Exposures	$287.7	$0.3	$111.5	$97.4	$3.6	$99.1	$209.2	$27.5	$88.8	$925.1	100%	$51.9

Reserves for Losses and Loss Adjustment Expenses

As of September 30, 2012, we had total net loss and loss adjustment expense reserves of $4,178.0 million (December 31, 2011 — $4,098.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment:

	As at September 30, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,946.2	$(191.1)	$2,755.1
Insurance	1,693.4	(270.5)	1,422.9

Total losses and loss expense reserves	$4,639.6	$(461.6)	$4,178.0

	As at December 31, 2011
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,953.5	$(183.5)	$2,770.0
Insurance	1,571.7	(243.1)	1,328.6

Total losses and loss expense reserves	$4,525.2	$(426.6)	$4,098.6

For the nine months ended September 30, 2012, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $95.4 million. An analysis of this reduction by business segment is as follows for each of the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	($ in millions)		($ in millions)
Reinsurance	$22.0	$11.7	$64.2	$57.8
Insurance	7.8	3.9	31.2	12.5

Total losses and loss expense reserves reductions	$29.8	$15.6	$95.4	$70.3

The key elements which gave rise to the net positive development during the three months ended September 30, 2012 were as follows:

Reinsurance.    Net reserve releases of $22.0 million in the current quarter came from property and specialty reinsurance business lines. The largest releases in the quarter was $8.0 million from other property lines and $9.5 million from credit and surety due primarily to better than expected claims development.

Insurance.    Net reserve releases of $7.8 million in the quarter came primarily from shorter-tail lines including property, energy physical damage and aviation but offset by a strengthening of $9.0 million in marine, energy and construction liability. The most significant release was $3.6 million from our property lines due to favorable development.

The key elements which gave rise to the net positive development during the nine months ended September 30, 2012 were as follows:

Reinsurance.    Net reserve releases of $64.2 million came from U.S. casualty treaty, specialty reinsurance and other property business lines. The largest releases were $32.1 million from U.S. casualty treaty and $11.0 million from credit and surety reinsurance while our property risk excess business line generated a net release of $9.5 million.

Insurance.    The net reserve releases of $31.2 million came largely from our shorter-tail lines, including $13.7 million from credit, political risk and terrorism business lines, $10.9 million from property lines and $21.6 million from marine and aviation lines. This was offset by a strengthening of $20.9 million in marine, energy and construction liability.

We did not make any significant changes in assumptions used in our reserving process. However, for certain longer-tail lines, our loss experience is relatively limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

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

Capital Management

The following table shows our capital structure as at September 30, 2012 compared to December 31, 2011:

	As at September 30, 2012	As at December 31, 2011
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,046.1	$2,802.4
Preference shares (liquidation preferences less issue expenses), net of issue costs	508.1	353.6
Long-term debt	499.1	499.0

Total capital	$4,053.3	$3,655.0

As at September 30, 2012, total ordinary shareholders’ equity was $3,554.2 million compared to $3,156.0 million at December 31, 2011. The remainder of our total shareholders’ equity as at September 30, 2012 was funded by three classes of preference shares with a total value as measured by their respective liquidation preferences of $508.1 million net of share issuance costs (December 31, 2011 — $353.6 million).

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

On April 25, 2012, our Board of Directors approved and we announced a 13.0% increase in our normal quarterly dividend to our ordinary shareholders from $0.15 per share to $0.17 per share.

On February 9, 2010, our Board of Directors authorized a repurchase program for up to $400.0 million of ordinary shares of which $192.4 million remained available as at December 31, 2011. The authorization for the remaining amount of the repurchase program was extended by the Board of Directors at its meeting on February 2, 2012.

In the second quarter, we initiated an open market share repurchase and acquired a total of 891,335 ordinary shares for $25.0 million at an average price of $28.05 per ordinary share. In the third quarter, we repurchased a total of 864,634 ordinary shares in the open market for a further $25.0 million at an average price of $28.91 per ordinary share for a total amount of $50.0 million during the nine months ended September 30, 2012. As at

September 30, 2012, we had $142.4 million remaining under our current share repurchase authorization. On October 24, 2012, our Board of Directors approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares. The share repurchase authorization replaces the previous authorization and permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

The amount outstanding under our senior notes, less amortization of expenses, of $499.1 million (December 31, 2011 — $499.0 million) was the only material debt that we had outstanding as of September 30, 2012 and December 31, 2011.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2012, this ratio was 12.3% (December 31, 2011 — 13.7%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 24.8% as of September 30, 2012 (December 31, 2011 — 23.3%).

Access to capital.     Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,554.2 million at September 30, 2012 (December 31, 2011 — $3,156.0 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at September 30, 2012, Aspen Holdings held $154.2 million (December 31, 2011 — $125.3 million) in cash and cash equivalents which management considers sufficient to provide Aspen Holdings with appropriate liquidity at such time, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.

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

Operating Subsidiaries.    As of September 30, 2012, the Operating Subsidiaries held $1,202.6 million (December 31, 2011 — $1,377.1 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2012 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at September 30, 2012 and December 31, 2011:

	As at September 30, 2012	As at December 31, 2011
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$466.4	$447.4
Third party	1,789.4	1,682.3
Letters of credit/guarantees	1,193.6	1,374.1

Total restricted assets	$3,449.4	$3,503.8

Total as percent of cash and invested assets	42.6%	46.3%

For more information on these arrangements, see our 2011 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Nine Months Ended September 30, 2012.    Total net cash flow from operations was $345.1 million, an increase of $66.7 million from the comparative period last year. The cash flow in the comparative quarter was impacted by higher loss payments following the exceptional level of catastrophe losses in 2011 and ceded reinsurance costs. For the nine months ended September 30, 2012, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.

Credit Facility.    On July 30, 2010, we entered into a three-year $280.0 million revolving credit facility pursuant to a credit agreement (the “credit facilities”) by and among the Company, certain of our direct and indirect subsidiaries, including the Operating Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays, as administrative agent, Citibank, NA, as syndication agent, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole CIB”), Deutsche Bank Securities Inc., U.S. Bank N.A, Lloyd’s Bank and HSBC and The Bank of New York Mellon, as co-documentation agent and as collateral agent.

The credit facilities can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The credit facilities further provide for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the credit facilities is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The credit facilities will expire on July 30, 2013. As of September 30, 2012, no borrowings were outstanding under the credit facilities. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

Under the credit facilities, we must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50.0% of consolidated net income and 50.0% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35.0%. In addition, the credit facilities contain other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facilities also include covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

On July 30, 2012, Aspen Bermuda and Citibank Europe plc replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will expire in two separate tranches; Tranche II, which consists of $300.0 million, will expire on June 30, 2013, and Tranche I, which consists of the remaining maximum aggregate amount of $650.0 million, expires on June 30, 2014. As at September 30, 2012, we had $856.9 million of outstanding collateralized letters of credit under this facility compared to $837.8 million at the end of 2011.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The Amendment extends the maturity date of the credit facility to December 31, 2013. As at September 30, 2012, we had $62.5 million of outstanding collateralized letters of credit under this facility compared to $49.8 million at the end of 2011.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of September 30, 2012:

	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$4.0	10.2	9.9	9.8	7.0	14.4	$55.3
Long-Term Debt Obligations(1)	$—	—	250.0	—	—	250.0	$500.0
Reserves for Losses and loss adjustment expenses(2)	$616.1	1,241.9	739.1	475.7	330.1	1,236.7	$4,639.6

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares.
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

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited financial statements for the three and nine months ended September 30, 2012 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of September 30, 2012, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

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

•	the impact of acts of terrorism, acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance sectors;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth environment in many of the countries in which we operate;

•	the persistence of the global financial crisis and the Eurozone debt crisis;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	changes in insurance and reinsurance market conditions;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our Operating Subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our investment portfolio or our derivative contracts;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market changes or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of key personnel; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

As at September 30, 2012, our fixed income portfolio had an approximate duration of 2.8 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve

Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$6,670.1	$6,579.2	$6,488.4	$6,397.6	$6,306.8
Gain/(loss) $ in millions	182.0	91.0	—	(91.0)	(182.0)
Percentage of portfolio	2.8%	1.4%	—%	(1.4)%	(2.8)%

Equity risk.    We have invested in equity securities which had a fair market value of $197.1 million at September 30, 2012, equivalent to 2.4% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of September 30, 2012, approximately 80% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 12% were in other currencies. For the nine months ended September 30, 2012, 13.4% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2012.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2012 would have impacted reported net comprehensive income by approximately $12.6 million for the nine months ended September 30, 2012.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange forward contracts are recognized in the Statements of Operations as changes in fair value of derivatives. As at September 30, 2012, we had a net loss for the nine months of $1.1 million (2011 — net gain of $5.8 million).

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2012, the average rating of fixed income securities in our investment portfolio was “AA” (December 31, 2011 — “AA”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of A3 by Moody’s & A- by S&P) and Crédit Agricole CIB (senior unsecured rating of A2 by Moody’s & long term issuer credit rating of A by S&P).

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Similar to the rest of the insurance and reinsurance industry, we are also subject to litigation and arbitration in the ordinary course of our business. Our Operating Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Operating Subsidiaries.

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

The following table provides information about purchases by the Company during the quarter ended September 30, 2012 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased		Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1, 2012 to July 31, 2012	34,049		$28.86	34,049	$166.4
August 1, 2012 to August 31, 2012	830,585	(1)	$28.92	830,585	$142.4
September 1, 2012 to September 30, 2012	—		—	—	$142.4
Total	864,634		$28.91	864,634	$142.4

(1)	On February 2, 2012 our Board of Directors authorized an extension of the repurchase program originally approved in 2010 for up to $400.0 million of our ordinary shares. The remaining amount of the repurchase program as at February 2, 2012 was $192.4 million, the extension for which has been authorized until further notice. In the second quarter we initiated an open market share purchase for a total of 891,335 ordinary shares for $25.0 million. In the third quarter, we repurchased a total of 864,634 ordinary shares in the open market for another $25.0 million. As at September 30, 2012, we had $142.4 million remaining under the current share repurchase authorization. On October 24, 2012, our Board of Directors approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee which is not part of the announced plan noted above. On August 10, 2012, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 34,151 ordinary shares for a total purchase price of $1.0 million. This share repurchase closed on October 24, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Form of Agreed Service Agreement between John Worth and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 11, 2012).

10.2	Letter of Credit Facility between Aspen Bermuda Limited and Citibank Europe plc, dated July 30, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 31, 2012).

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

31.2	Officer Certification of JohnWorth, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and JohnWorth, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101	The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Insurance Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: November 7, 2012	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: November 7, 2012	By:	/s/ John Worth
John Worth
Chief Financial Officer