Form 10-K
period 2012-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2013-02-26
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

141 Front Street Hamilton, Bermuda	HM 19 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(441) 295-8201

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, 0.15144558¢ par value	New York Stock Exchange, Inc.
5.625% Perpetual Preferred Income Equity Replacement Securities	New York Stock Exchange, Inc.
7.401% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.
7.250% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2012, was approximately $2.0 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2012.

As of February 15, 2013, 69,950,931 ordinary shares were outstanding.

ASPEN INSURANCE HOLDINGS LIMITED

INDEX TO FORM 10-K

Aspen Holdings and Subsidiaries

Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its subsidiaries, Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen (US) Holdings Limited (“Aspen U.S. Holdings Ltd.”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Bermuda Limited (“Aspen Bermuda”, formerly Aspen Insurance Limited), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America California, LLC (“ARA — CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”), APJ Continuation Ltd. (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”), Aspen Recoveries Limited (“Aspen Recoveries”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC, and AUL, as corporate member of Syndicate 4711, are each referred to herein as an “Operating Subsidiary,” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds” or “£” are to the lawful currency of the United Kingdom, and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.

Forward-Looking Statements

This Form 10-K contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and the differences could be significant. The risks, uncertainties and other factors set forth below and under Item 1A, “Risk Factors” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the effectiveness of our risk management loss limitation methods;

•

changes in the total industry losses, or our share of total industry losses, resulting from past events such as Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010, Hurricanes Ike and Gustav in 2008 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of one or more large losses from events other than natural catastrophes or by an unexpected accumulation of attritional losses;

•	the impact of acts of terrorism and acts of war and related legislation;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the highly competitive insurance and reinsurance industry;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	increased competition on the basis of pricing, capacity, coverage terms or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	a decline in our Operating Subsidiaries’ ratings with Standard & Poor’s Rating Services (“S&P”), A.M. Best Company Inc. (“A.M. Best”) or Moody’s Investors Service Inc. (“Moody’s”);

•	the failure of our reinsurers, policyholders, brokers or other intermediaries to honor their payment obligations;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	our reliance on the assessment and pricing of individual risks by third parties;

•	our dependence on a few brokers for a large portion of our revenues;

•	the persistence of heightened financial risks, including excess sovereign debt, the banking system and the Eurozone debt crisis;

•	changes in general economic conditions, including inflation, foreign currency exchange rates, interest rates and other factors that could affect our financial results;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	changes in our ability to exercise capital management initiatives or to arrange banking facilities as a result of prevailing market conditions or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of one or more of our senior underwriters or key personnel;

•	our reliance on information and technology and third-party service providers for our operations and systems; and

•	increased counterparty risk due to the credit impairment of financial institutions.

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

For the year ended December 31, 2012, we wrote $2,583.3 million in gross premiums and at December 31, 2012, we had total capital employed, including long-term debt, of $3,987.5 million.

Our corporate structure as at February 15, 2013 was as follows:

We manage our insurance and reinsurance businesses as two distinct underwriting segments, Aspen Insurance and Aspen Reinsurance (“Aspen Re”), to enhance and better serve our global customer base.

Our insurance segment is comprised of property, casualty, marine, energy and transportation insurance, financial and professional lines insurance and program business. The insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance and President of U.S. Insurance, and Rupert Villers, Chairman of Aspen Insurance and President of International Insurance. Our reinsurance segment is comprised of property reinsurance (catastrophe and other), casualty reinsurance and specialty reinsurance. The reinsurance segment is led by James Few, Chief Executive Officer of Aspen Reinsurance and Brian Boornazian, Chairman of Aspen Reinsurance.

In our insurance segment, property, casualty and financial and professional lines insurance business is written primarily in the London Market through Aspen U.K. and in the U.S. through AAIC and Aspen Specialty (both on an admitted and excess and surplus lines basis). Our marine, energy and transportation insurance business is written mainly through Aspen U.K. and AUL, which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL. We also write some casualty business through AUL.

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

Our largest market is the United States where we are well established and have solid market penetration. As such, there is less opportunity for significant near term growth. The markets in Latin America and Asia-Pacific have historically been less significant for us, but we believe they offer significant growth potential albeit from a much smaller base, especially in the medium and longer-term. We also believe that we have opportunity to increase our ultimate market share in Europe and we expect to see some growth in this region, conditional upon the currently challenging market environment.

We aim to maintain sufficient capital strength and access to capital markets to ensure that major losses can be absorbed and appropriately priced additional demand from existing or new clients can be met.

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

A further part of Aspen Insurance’s strategy is to create a profitable specialty insurer in the U.S. domestic market headquartered in New York. Our approach is highly focused and in the past 36 months, we have hired teams with specialized focus on underwriting opportunities in specialty lines including inland marine and ocean risks, certain financial and professional lines and surety. These are underwritten in addition to our established lines of property, general casualty and environmental liability on an excess and surplus lines basis. We have also invested significantly in terms of IT, actuarial resource, claims staff, legal, human resource and other functions in order to provide the right infrastructure on which to build our U.S. operations.

In addition to our U.S. and London-market insurance operations, we offer focused capacity from our Bermuda and Dublin operations for certain global casualty and management liability risks and from our Zurich branch we offer certain specialized risks within the Swiss market.

Capital Management.  The level of capital that we hold is determined by our risk appetite, the opportunities that exist for the deployment of capital in our business and the objective of improving returns to our ordinary shareholders while maintaining the levels of financial strength expected by our customers, regulators and by the rating agencies.

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

The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Business Segment	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Reinsurance	$1,227.9	47.5%	$1,187.5	53.8%	$1,162.2	56.0%
Insurance	1,355.4	52.5	1,020.3	46.2	914.6	44.0

Total	$2,583.3	100.0%	$2,207.8	100.0%	$2,076.8	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and specialty).

The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$132.4	10.8%	$122.3	10.3%	$95.6	8.2%
Caribbean	8.2	0.7	9.5	0.8	4.3	0.4
Europe (excluding U.K.)	97.1	7.9	93.8	7.9	96.9	8.3
United Kingdom	26.9	2.2	27.3	2.3	23.8	2.0
United States & Canada(1)	528.6	43.0	547.4	46.1	564.5	48.6
Worldwide excluding United States(2)	62.9	5.1	61.8	5.2	55.4	4.8
Worldwide including United States(3)	316.6	25.8	274.3	23.1	291.9	25.1
Others	55.2	4.5	51.1	4.3	29.8	2.6

Total	$1,227.9	100.0%	$1,187.5	100.0%	$1,162.2	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our reinsurance segment for the twelve months ended December 31, 2012, 2011 and 2010 are as follows:

	Gross Written Premiums
	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property catastrophe reinsurance	$311.3	25.4%	$306.9	25.9%	$292.9	25.2%
Other property reinsurance	313.4	25.5	279.1	23.5	268.9	23.1
Casualty reinsurance	337.5	27.5	309.1	26.0	340.5	29.3
Specialty reinsurance	265.7	21.6	292.4	24.6	259.9	22.4

Total	$1,227.9	100.0%	$1,187.5	100.0%	$1,162.2	100.0%

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

Other Property Reinsurance:  Other property reinsurance includes risk excess of loss and proportional treaty reinsurance, facultative or single risk reinsurance. Risk excess of loss reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.

Proportional treaty reinsurance provides proportional coverage to the reinsured, meaning that, subject to event limits where applicable and ceding commissions, we pay the same share of the covered original losses as we receive in premiums charged for the covered risks. Proportional contracts typically involve close client relationships including regular audits of the cedants’ data. Management responsibility for our risk solutions business which wrote predominantly property insurance risks for a select group of U.S. program managers was moved to the insurance segment effective January 1, 2012.

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

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance, financial and professional lines insurance and programs business.

The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$6.9	0.5%	$7.3	0.7%	$6.2	0.7%
Caribbean	4.0	0.3	2.9	0.3	3.6	0.4
Europe (excluding U.K.)	15.9	1.2	9.4	0.9	7.7	0.8
United Kingdom	141.7	10.5	118.4	11.6	117.8	12.9
United States & Canada(1)	578.3	42.7	328.2	32.2	275.0	30.1
Worldwide excluding United States(2)	88.8	6.6	95.7	9.4	90.6	9.9
Worldwide including United States(3)	494.2	36.4	424.4	41.6	381.4	41.7
Others	25.6	1.8	34.0	3.3	32.3	3.5

Total	$1,355.4	100.0%	$1,020.3	100.0%	$914.6	100.0%

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our insurance segment for the twelve months ended December 31, 2012, 2011 and 2010 are as follows:

	Gross Written Premiums
	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property insurance	$239.7	17.7%	$202.3	19.8%	$171.7	18.8%
Casualty insurance	192.8	14.2	127.2	12.4	148.2	16.2
Marine, energy and transportation insurance	530.9	39.2	432.2	42.4	435.1	47.6
Financial and professional lines insurance	271.6	20.0	230.5	22.6	159.6	17.4
Programs	120.4	8.9	28.1	2.8	—	—

Total	$1,355.4	100.0%	$1,020.3	100.0%	$914.6	100.0%

Property Insurance:  Our property insurance line comprises U.S. and U.K. commercial property and construction business. Property insurance provides physical damage and business interruption coverage for losses arising from weather, fire, theft and other causes.

•	U.S. Property: The U.S. commercial property team covers mercantile, manufacturing, municipal and commercial real estate business.

•	U.K. Property: The U.K. commercial team’s client base is predominantly U.K. institutional property owners, middle market corporates and public sector clients.

Casualty Insurance:  Our casualty insurance line comprises commercial liability, global excess casualty, U.S. casualty insurance and environmental liability, written on a primary, quota share, program and facultative basis.

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

Marine, Energy and Transportation Insurance:  Our marine, energy and transportation insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, inland marine and ocean risks and aviation, written on a primary, quota share, program and facultative basis.

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

Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial institutions business, professional, management and technology liability, credit, political, terrorism and surety risks, written on a primary, quota share, program and facultative basis.

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

•

Management Liability:  Our management liability teams write out of the U.S., Bermuda and the U.K. on both a primary and excess basis D&O insurance, and indemnity insurance in connection with, or to facilitate, corporate transactions.

•

Technology Liability:  Our technology liability team writes on both a primary and excess basis technology-related policies in the areas of network privacy, misuse of data and cyber liability and warranty.

•

Credit, Political & Terrorism:  The credit, political & terrorism team writes business covering the credit and contract frustration risks on a variety of trade and non-trade related transactions, as well as political and terrorism (including multi-year war on land cover) risks. We provide credit, political and terrorism cover worldwide, but with concentrations in a number of countries, such as Russia, China, Brazil, the Netherlands and United States.

•

Kidnap and Ransom:  The Kidnap and Ransom (“K&R”) team writes insurance designed to protect individuals and corporations operating in high-risk areas around the world. This has now been extended to cover the shipping industries exposure to acts of piracy prevalent in certain regions of the world.

•

Surety Risks:  Our surety team writes commercial surety risks, admiralty bonds and similar maritime undertakings including, but not limited to, federal and public official bonds, license and permits and fiduciary and miscellaneous bonds, focused on Fortune 1000 companies and large, privately owned companies in the U.S.

Programs:  Our program business writes property and casualty insurance risks for a select group of U.S.-based program managers. These programs are managed as a distinct and separate unit within insurance. We work closely with our program managers to establish appropriate underwriting and processing guidelines and have established performance monitoring mechanisms.

Underwriting and Reinsurance Purchasing

Our objective is to create a diversified portfolio of insurance and reinsurance risks, diversified across lines of business, products, geographic areas of coverage, cedants and sources. The acceptance of appropriately priced risk is the core of our business. Underwriting requires judgment, based on important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. We view underwriting quality and risk management as critical to our success.

Underwriting.  In 2012, our underwriting activities were managed in two product areas: reinsurance and insurance. Under our organizational structure, our insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance, and Rupert Villers, Chairman of Aspen Insurance. Our reinsurance segment is led by James Few, Chief Executive Officer of Aspen Reinsurance, and Brian Boornazian, Chairman of Aspen Reinsurance.

Our Group Chief Executive Officer is supported by our Director of Underwriting, Kate Vacher. Our Director of Underwriting assists in the management of the underwriting process by developing our underwriting strategy, monitoring our underwriting principles and acting as an independent reviewer of underwriting activity across our businesses.

We underwrite according to the following principles:

•	operate within agreed boundaries as defined by the Aspen Underwriting Principles for the relevant line of business;

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

•

where appropriate, make use of peer review to sustain high standards of underwriting discipline and consistency; other than for simpler insurance risks, risks underwritten are subject to peer review by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is performed using a sampling methodology);

•	more complex risks may involve peer review by several underwriters and input from catastrophe risk management specialists, our team of actuaries and senior management;

•	in respect of catastrophe perils and certain other key risks, prepare monthly aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee; and

•	risks outside of agreed underwriting authority limits are referred to the Group Chief Executive Officer as exceptions for approval before we accept the risks.

Reinsurance Purchasing.  We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.

We have reinsurance covers in place for many of our insurance lines of business, the majority of which are on an excess of loss basis. In 2013, we anticipate renewing much of the reinsurance protecting our insurance business that we bought in 2012 which is comprised of specific excess of loss reinsurance on portfolios of property insurance, casualty insurance, financial and professional insurance, aviation insurance and marine, energy and liability insurance. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We have elected to take co-reinsurance participations within some of these programs. We also have a limited number of proportional treaty arrangements on specific lines of business and we anticipate continuing with these in most instances. Natural perils catastrophe coverage was included within excess of loss programs purchased for two portfolios. For our onshore U.S. property insurance business, we bought protection of $52 million for natural catastrophe events in 2012. For 2013, we have increased the available limit purchased to $85 million. For our offshore energy exposures, excluding Gulf of Mexico named hurricane losses, we bought catastrophe cover of $80 million excess of $20 million which expires on March 31, 2013.

We also buy whole account protections to cover certain lines within our insurance and reinsurance business. We expect to continue the philosophy first implemented in 2006 of limited and strategic retrocession purchasing to manage exposures within our risk tolerances.

We entered into various whole account retrocession agreements to protect our property insurance and reinsurance lines through 2012. Of the total $255 million of available limit purchased against frequency and severity of natural peril events during 2012; $175 million of limit was available for U.S. wind and earthquake and European wind attaching in non-consecutive tranches with the lowest attaching at $250 million of loss and $175 million of limit was available for European flood attaching in non-consecutive tranches with the lowest attaching at $50 million of loss.

For our 2013 program, as at February 15, 2013, we have $150 million of available limit for U.S. wind and earthquake; $100 million of available limit for European wind, earthquake and flood; $100 million of available limit for Japanese wind and earthquake; and $50 million of available limit for natural perils losses in various territories outside the U.S., Europe and Japan.

In addition, in 2012, we renewed twelve-month reciprocal arrangements with two major reinsurers accepting Japanese earthquake exposure and ceding our exposures to windstorms in parts of the U.S. The total aggregate event limit of these agreements is $104 million with both reinsurances responding on an index trigger basis.

As is the case with most reinsurance treaties, we remain liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

Risk Management

In this section, we provide a summary of our Risk Governance arrangements and our current Risk Management Strategy. We also provide more detail on the management of core underwriting and market risks and on our Internal Model. The Internal Model is an economic capital model which has been developed internally for use in certain business decision making processes, the assessment of risk based capital requirements and for various regulatory purposes.

Risk Governance

Board of Directors.  The Board of Directors of the Company (the “Board”) considers effective identification, measurement, monitoring, management and reporting of the risks facing our business to be key elements of its responsibilities and those of the Group Chief Executive Officer and management. Matters relating to risk management reserved to the Board include approval of the internal controls and risk management framework and any changes to the Group’s risk appetite statement. The Board also receives reports at each scheduled meeting from the Group Chief Risk Officer and the Chairman of the Risk Committee and training in risk management processes including the design, operation, use and limitations of the Internal Model. As a result of these arrangements and processes, the Board, assisted by management and its Committees, is able to exercise effective oversight of the operation of the risk management strategy described in “Risk Management Strategy” below.

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

Group Executive Committee:  This is the main executive committee responsible for advising the Group Chief Executive Officer on matters relating to the strategy and conduct of the business of the Group.

Capital Allocation Group:  The primary purpose of the Capital Allocation Group is to assist the Group Chief Executive Officer and the Group Chief Risk Officer in their oversight duties in respect of the design and operation of the risk management systems of the Aspen Group. In particular, it has specific responsibilities in relation to the Internal Model and for the establishment of risk limits for accumulating insurance exposures.

Reserve Committee:  This committee is responsible for managing reserving risk and making recommendations to executive management relating to the appropriate level of reserves to include in the Group’s financial statements.

Underwriting Committee:  The purpose of this committee is to assist the Group Chief Executive Officer in his oversight duties in respect of the management and control of underwriting risk including oversight of the independent review of the quality of each team’s underwriting.

Reinsurance Credit Committee:  The purpose of this committee is to seek to minimize credit risks arising from insurance and reinsurance counterparties by the assessment and monitoring of collateralized reinsurance arrangements, direct cedants, intermediaries and reinsurers.

Group Chief Risk Officer.  Our Group Chief Risk Officer, Stephen Postlewhite, is a member of the Group Executive Committee. His role includes providing the Board and the Risk Committee with reports and advice on risk management issues.

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

Risk Appetite Statement.  The Risk Appetite Statement is a central component of the Group’s overall risk management framework and is approved by the Board. It sets out, at a high level, how we think about risk in the context of our business model, group objectives and strategy. It sets out boundary conditions for the level of risk we assume, together with a statement of what reward we aim to receive for this level of risk.

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

Risk Components.  The main types of risks that we face are:

Insurance risk:  The risk that underwriting results vary from their expected amounts, including the risk that reserves established in respect of prior periods are understated.

Market risk:  The risk of variation in the fair value of our investment portfolio, cash and cash equivalents and derivative contracts including the effect of changes in foreign currency exchange rates.

Credit risk:  The risk of diminution in the value of insurance receivables as a result of counter-party default. This principally comprises default and concentration risks relating to amounts receivable from intermediaries, policyholders and reinsurers. We include credit risks related to our investment portfolio under market risk.

Liquidity risk:  The risks of failing to maintain sufficient liquid financial resources to meet liabilities as they fall due or to provide collateral as required for commercial or regulatory purposes.

Operational risk:  The risk of loss resulting from inadequate or failed internal processes, personnel or systems, or from external events.

Strategic risk:  The risk of adverse impact on shareholder value or income and capital of adverse business decisions, poor execution or failure to respond to market changes.

Emerging risk:  The risk that risk events not previously identified emerge and impact the operations or financial results of the Group.

We classify insurance risk and market risk as core risks, meaning that they are risks we intend to take with a view to making a return for shareholders as a consequence. Other risks are designated as ‘non-core’ and our strategy for them is to seek to reduce exposures to the extent that is practicable and economic to do so.

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

The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$338.9	27.6%	$309.9	26.1%	$305.1	26.3%
Marsh & McLennan Companies, Inc.	282.4	23.0	290.9	24.5	298.9	25.7
Willis Group Holdings, Ltd.	284.9	23.2	255.3	21.5	217.3	18.7
Others	321.7	26.2	331.4	27.9	340.9	29.3

Total	$1,227.9	100.0%	$1,187.5	100.0%	$1,162.2	100.0%

	Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2010
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$138.6	10.2%	$119.7	11.7%	$98.7	10.8%
Marsh & McLennan Companies, Inc.	126.0	9.3	126.6	12.4	94.5	10.3
Willis Group Holdings, Ltd.	105.6	7.8	100.1	9.8	92.3	10.1
Brownstone Agency	84.0	6.2	28.1	2.8	—	—
Miller Insurance Services, Ltd.	66.6	4.9	48.0	4.7	48.2	5.3
Jardine Lloyd Thompson Ltd.	60.8	4.5	54.3	5.3	77.0	8.4
Amwins	57.0	4.2	37.9	3.7	32.1	3.5
Price Forbes & Partners Limited	51.1	3.8	36.8	3.6	35.3	3.9
Lloyd & Partners, Ltd.	44.5	3.3	41.2	4.0	38.7	4.2
Others	621.2	45.8	427.6	42.0	397.8	43.5

Total	$1,355.4	100.0%	$1,020.3	100.0%	$914.6	100.0%

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

Management through its Reserve Committees then reviews the range of actuarial estimates and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management may select outside the range provided by the actuaries but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amount to be recorded in the Company’s financial statements.

There are two Reserve Committees, one for each of the insurance and reinsurance segments. Common membership to both committees includes the Group Head of Risk (the acting Chair), the Group Chief Actuary, the Group Chief Financial Officer, the Chairman of Aspen Insurance and the Chief Underwriting Officer of Aspen Re.

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

We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. A 5% change in our net loss reserves equates to $214.0 million and represents 6.1% of shareholders’ equity at December 31, 2012.

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

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004, 2003 and 2002.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	81.4	482.2	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6	3,540.6	4,098.6	4,280.7
Liability re-estimate as of:
One year later	71.8	420.2	1,029.6	1,797.6	2,244.3	2,557.8	2,702.6	2,988.2	3,448.3	3,961.2
Two years later	53.1	398.3	983.5	1,778.8	2,153.1	2,536.0	2,662.5	2,937.6	3,363.5
Three years later	52.4	381.2	952.1	1,726.4	2,114.8	2,480.0	2,621.4	2,858.2
Four years later	49.5	369.5	928.4	1,687.2	2,066.4	2,405.3	2,546.9
Five years later	47.3	365.0	910.5	1,641.2	2,008.1	2,342.7
Six years later	45.1	357.1	890.2	1,608.2	1,964.2
Seven years later	44.2	342.2	870.2	1,575.9
Eight years later	40.6	328.5	859.6
Nine years later	37.5	325.2
Ten years later	36.7

Cumulative redundancy	44.7	157.0	220.6	273.0	387.5	298.6	240.1	151.4	177.1	137.4
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	9.0	88.0	399.7	332.4	585.1	534.2	677.0	550.3	712.9	835.7
Two years later	18.7	152.6	452.5	815.4	931.9	1,002.1	1,080.9	1,101.5	1,172.4
Three years later	19.6	156.3	555.1	1,083.3	1,240.0	1,227.0	1,501.9	1,394.7
Four years later	25.4	203.3	597.7	1,310.0	1,379.4	1,520.0	1,694.3
Five years later	27.7	210.4	652.4	1,397.9	1,579.1	1,619.5
Six years later	30.5	225.2	682.2	1,528.8	1,637.9
Seven years later	31.3	233.8	717.9	1,579.3
Eight years later	31.6	244.9	726.4
Nine years later	34.7	249.8
Ten years later	34.7

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	($ in millions)
Estimated liability for unpaid losses and loss expenses, gross of reinsurance recoverables	93.9	525.8	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1	3,820.5	4,525.2	4,779.7
Liability re-estimate as of:
One year later	88.4	455.4	1,260.0	3,048.3	2,739.9	2,883.3	3,041.9	3,338.3	3,773.6	4,396.4
Two years later	69.7	433.5	1,174.9	3,027.6	2,634.6	2,896.1	3,011.3	3,330.4	3,689.5
Three years later	69.0	403.7	1,157.4	2,957.4	2,625.9	2,853.5	2,994.3	3,260.4
Four years later	61.8	398.5	1,134.1	2,943.6	2,589.0	2,792.3	2,938.2
Five years later	65.2	393.5	1,118.4	2,909.5	2,541.3	2,733.1
Six years later	62.7	386.1	1,098.4	2,886.0	2,497.3
Seven years later	62.2	371.6	1,082.2	2,854.8
Eight years later	58.6	360.0	1,071.4
Nine years later	55.4	357.1
Ten years later	54.6
Cumulative redundancy (deficiency)	39.3	168.7	206.5	186.8	322.7	212.9	132.1	70.7	131.0	128.8

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

We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2012, our investments consisted of a diversified portfolio of fixed income securities, global equities and money market funds.

For 2012, we engaged BlackRock Financial Management Inc., Alliance Capital Management L.P., Amundi (UK) Limited, Deutsche Investment Management Americas Inc., Pacific Investment Management Company LLC, Goldman Sachs Asset Management L.P. and Conning Asset Management Limited to provide investment advisory and management services for our portfolio of fixed income and equity assets. We replaced Amundi (UK) Limited with Conning Asset Management Limited in August 2012. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.

The total return of our portfolio of fixed income investments, cash and cash equivalents for the twelve months ended December 31, 2012 was 2.9% (2011 — 4.7%). Total return is calculated based on total net investment return, including interest on cash equivalents and any change in unrealized gains/losses on our investments, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2012.

Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks.

BB Securities.  In September 2012, we established a bespoke portfolio to invest in U.S. Dollar BB High Yield bonds (“BB High Yield Bonds”) and in October 2012 amended the portfolio guidelines to allow investment in U.S. Dollar BB Bank Loans (“BB Bank Loans”). As of December 31, 2012, the portfolio had $24.6 million invested in BB High Yield Bonds and $Nil in BB Bank Loans.

We continue to maintain our $1 billion interest rate swaps program to mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. The interest rate swaps reduce the fixed income portfolio duration by 0.53 years. At December 31, 2012, the fixed income portfolio duration was 2.47 years including the impact of swaps and 3.00 years excluding the impact of swaps. At December 31, 2011, the fixed income portfolio duration was 2.88 years excluding the impact of swaps and 2.21 years including the impact of swaps. As of December 31, 2012, the fixed income portfolio book yield was 2.9% compared to 3.4% as of December 31, 2011.

We employ several third-party investment managers to manage our fixed income assets. We agree separate investment guidelines with each investment manager. These investment guidelines cover, among other things, counterparty limits, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits to ensure that a minimum “AA–” credit rating for the aggregate fixed income portfolio is maintained.

The following presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities as at December 31, 2012 and 2011:

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. Agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. Government-backed Corporate	98.0	3.1	—	101.1
Foreign Government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency Commercial Mortgage-backed	61.7	9.4	—	71.1
Agency Mortgage-backed	1,116.1	61.2	(0.1)	1,177.2

Total Fixed Income Maturities — Available for Sale	5,228.5	330.0	(1.2)	5,557.3
Total Short-term Investments — Available for Sale	431.5	—	—	431.5
Total Equity Securities — Available for Sale	174.0	28.2	(2.1)	200.1

Total	$5,834.0	$358.2	$(3.3)	$6,188.9

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$873.9	$58.5	$—	$932.4
U.S. Agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC Guaranteed Corporate	72.5	0.4	—	72.9
Non-U.S. Government-backed Corporate	163.9	3.9	—	167.8
Foreign Government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency Commercial Mortgage-backed	77.1	8.3	—	85.4
Agency Mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total Fixed Income Maturities — Available for Sale	5,099.7	330.1	(4.0)	5,425.8
Total Short-term Investments — Available for Sale	298.2	—	—	298.2
Total Equity Securities — Available for Sale	169.8	15.1	(5.4)	179.5

Total	$5,567.7	$345.2	$(9.4)	$5,903.5

The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income maturities, short-term investments and equity securities as at December 31, 2012 and 2011:

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$9.3	$0.2	$(0.1)	$9.4
U.S. Agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign Government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9

Total Fixed Income Maturities — Trading	$431.6	$24.9	$(0.4)	$456.1
Total Short-term Investments — Trading	2.4	—	—	2.4

Total	$434.0	$24.9	$(0.4)	$458.5

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$30.3	$2.0	$—	$32.3
U.S. Agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign Government	7.1	0.3	—	7.4
Asset-backed	0.7	—	—	0.7

Total Fixed Income Maturities — Trading	$380.4	$18.2	$(4.2)	$394.4
Total Short-Term Investments — Trading	4.1	—	—	4.1

Total	$384.5	$18.2	$(4.2)	$398.5

As at December 31, 2012, we held 111 fixed maturities (December 31, 2011 — 155 fixed maturities) in an unrealized loss position with a fair value of $376.1 million (2011 — $227.4 million) and gross unrealized losses of $1.2 million (2011 — $4.0 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.

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

Mortgage-Backed Securities.  Mortgage-backed securities are securities that represent ownership in a pool of mortgages. Both principal and income are backed by the group of mortgages in the pool. They include bonds issued by government-sponsored enterprises such as FNMA, FHLMC and GNMA.

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

Equity Securities.  Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio invests in global equity securities with attractive dividend yields.

Interest rate swaps.  As at December 31, 2012, we held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2011 — $1.0 billion) that are due to mature between June 4, 2013 and November 9, 2020. The swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 6 in our consolidated financial statements, “Investments,” and Note 7 in our consolidated financial statements, “Fair Value Measurements.”

For additional information concerning Other-than-temporary Impairment of Investments, see Note 2(c) in our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Competition

The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s, some of which have greater financial, marketing and management resources than us, as well as participants in the alternative capital markets such as Nephila and Aeolus. We compete with insurers that provide property and casualty-based lines of insurance and reinsurance, some of which may be more specific to a particular product or geographical area.

In our reinsurance segment, we compete principally with Arch Capital Group Ltd., Axis Capital Holdings Limited (“Axis”), Endurance Specialty Holdings Ltd. (“Endurance”), Everest Re Group Limited, Lancashire Holdings Limited, Montpelier Re Holdings Limited, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Validus Holdings Ltd., XL Capital Ltd. (“XL”) and various Lloyd’s syndicates.

In our insurance segment competition varies significantly on the basis of product and geography.

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

Ratings

Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2013, our Operating Subsidiaries are rated as follows:

Aspen U.K.
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Strong) (seventh highest of twenty-two levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Bermuda
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Strong) (seventh highest of twenty-two levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Specialty
A.M. Best	A (Excellent) (third highest of fifteen levels)
AAIC
A.M. Best	A (Excellent) (third highest of fifteen levels)

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of Aspen U.K.’s, Aspen Bermuda’s, Aspen Specialty’s and AAIC’s ability to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (under regulatory supervision). Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest). Aspen Specialty’s and AAIC’s ratings reflect the Aspen group rating issued by A.M. Best.

These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s.

Employees

As of December 31, 2012, we employed 835 persons through the Company and our subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.

As at December 31, 2012 and 2011, our employees were located in the following countries:

Country	As at December 31, 2012	As at December 31, 2011
United Kingdom	450	446
United States	272	251
Bermuda	48	51
France	5	4
Switzerland	35	28
Singapore	14	10
Ireland	8	9
Germany	3	3

Total	835	802

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

Bermuda Regulation

General.  The Insurance Act 1978 of Bermuda and related rules and regulations, as amended (the “Insurance Act”), regulates the insurance business of Aspen Bermuda, and provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Of the six classifications of insurers carrying on general business, Aspen Bermuda is registered as a Class 4 insurer which is the highest classification.

The Insurance Act requires Aspen Bermuda to appoint and maintain a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the annual Statutory Financial Return and Capital and Solvency Return. The principal representative is also responsible for notifying the BMA where the principal representative believes there is a likelihood of the insurer becoming insolvent or that a reportable “event” under the Insurance Act has, to the principal representative’s knowledge, occurred or believed to have occurred.

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

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of Aspen Bermuda if it believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Aspen Bermuda to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of Aspen Bermuda becoming insolvent, or being in breach of the Insurance Act, or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct Aspen Bermuda: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a controller or officer; and/or (ix) to file a petition for the winding up of the insurer.

Restrictions on Dividends and Distributions.  Aspen Bermuda and Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”)

regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Enhanced Capital Requirements and Minimum Solvency.  The BMA has introduced a risk-based capital adequacy model called the Bermuda Solvency Capital Requirement (“BSCR”) for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The BSCR applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. Aspen Bermuda must maintain available capital and surplus in an amount equal to or exceeding its enhanced capital requirements (“ECR”) calculated using the BSCR model.

In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA expects that insurers operate at or above a threshold captive level (termed the target capital level (“TCL”)), which exceeds an insurer’s ECR. The TCL for a Class 4 insurer is set at 120% of ECR. Aspen Bermuda holds capital in excess of its TCL.

As a Class 4 Insurer, Aspen Bermuda is also required to meet a minimum margin of solvency being equal to the greater of:

(a) $100,000,000;

(b) 50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written) in its current financial year; or

(c) 15% of net losses and loss expense reserves.

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

Class 4 insurers are also required to perform an assessment of their own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”). The CISSA

allows the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. Class 4 insurers must also file with the BMA a Catastrophe Risk Return which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers, like Aspen Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax, sundry liabilities (by interpretation, those not specifically defined), and letters of credit and guarantees.

Change of Controller and Officer Notifications.  Under the Insurance Act, each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a shareholder controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda within 45 days of becoming such a controller. The BMA may serve a notice of objection on any shareholder controller of Aspen Bermuda if it appears to the BMA that the person is no longer fit and proper to be such a controller. Aspen Bermuda is required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Aspen Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda.

Each of Aspen Holdings and Aspen Bermuda are required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

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

Group Supervision.  The BMA has implemented a framework for group supervision. The BMA has notified Aspen Holdings that it is the group supervisor of the Aspen group of companies and has designated Aspen Bermuda as the designated insurer. Key elements of the framework for group supervision are:

•

the Insurance (Group Supervision) Rules 2011, as amended (“Group Supervision Rules”), sets out the rules in respect of: the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group; and supervisory reporting and disclosures of the insurance group. The majority of the Group Supervision Rules came into operation on January 1, 2013. However, certain sections came into operation on January 16, 2012 which include that every insurance group must prepare (a) consolidated financial statements of the parent company of the group, (b) financial statements of the parent company of the group, and (c) annual statutory financial return, each of which is to be prepared in accordance with the Group Supervision Rules. The transition period for insurers to bring their capital instruments in compliance with the BMA’s eligible capital standards is ten years, i.e., to January 1, 2024; and

•

the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011, as amended (“Group Solvency Rules”), which came into operation on January 16, 2012. The Group Solvency Rules set out the rules in respect of the capital and solvency return and ECR for an insurance group. The BMA has by notice to the public dated November 14, 2012 advised that the ECR for insurance groups has been suspended until January 1, 2014.

U.K. and E.U. Regulation

General.  The Financial Services Authority (the “FSA”) is the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including insurance, investment management, deposit taking and most other financial services carried on by way of business in the U.K.). Aspen U.K. has received authorization from the FSA to effect and carry out contracts of insurance (which includes reinsurance) in the U.K. in all classes of general (non-life) business. An insurance company with FSA authorization to write insurance business in the U.K. may provide cross-border services in other member states of the European Economic Area (“EEA”) subject to notifying the FSA prior to commencement of the provision of services and the FSA not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state. Aspen U.K. has notified the FSA of its intention to write insurance and reinsurance business in other EEA member states. As a result, Aspen U.K. is licensed to write insurance business under the “freedom of services” and under the “freedom of establishment” rights contained in the European Council’s Insurance Directives within the EEA members states and as a general insurer is also able to carry out reinsurance business on a cross-border services basis across the EEA. The FSA remains responsible for the supervision of Aspen U.K.’s European branches.

The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons.

Supervision.  The FSA visited Aspen U.K. in October 2011 and carried out a risk assessment and high level review of our Individual Capital Assessment (“ICA”). The FSA highlighted in its report a small number of areas where it intended to perform additional work, none of which are deemed to be material.

Restrictions on Dividend Payments.  The company law of England and Wales prohibits Aspen U.K. from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s rules require each insurance company within its jurisdiction to maintain its solvency margin at all times.

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

In addition to its required minimum solvency margin, each insurance company is required to calculate an ECR, which is a measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to a company’s business profile which includes capital charges based on assets, claims and premiums. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the ICA. As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The FSA may give individual capital guidance to insurers and reinsurers following receipt of ICAs. If the FSA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer. Additionally, Aspen U.K. is required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance branch in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements.

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

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Until recently the anticipated implementation date of this legislation was January 1, 2014; however, in the light of delays in the parliamentary process within Europe, the FSA has confirmed that the official Solvency II implementation date of January 1, 2014 is no longer tenable. For more information regarding the risks associated with Solvency II, please refer to Item 1A, “Risk Factors.”

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

Changes to U.K. Regulation.   In June 2010, the U.K. Chancellor announced changes to the way in which financial services firms will be regulated. These changes include separating the regulation of prudential and conduct operations — both currently regulated by the FSA — into two new operations: the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”). This is also known as the “twin peaks” operating model.

The PRA and FCA are expected to officially come into existence on April 1, 2013 (known as “Legal cutover”), subject to the Financial Services Bill being approved by Parliament. Once implemented, regulated firms, such as Aspen U.K., will be supervised separately by the PRA and FCA, with the two organizations working to different objectives as follows:

•	prudential supervision under the PRA will continue to have dedicated resources supervising firms; and

•	conduct supervision under the FCA will focus more on thematic work, and less on firm-specific work.

The PRA and FCA are expected to coordinate closely and share information and data on regulated firms.

Branch Regulations

Switzerland

General.  Aspen U.K. established a branch in Zurich, Switzerland to write property and casualty reinsurance. The Federal Office of Private Insurance, a predecessor to the Financial Markets Supervisory Authority (“FINMA”) confirmed that the Swiss branch of Aspen U.K. for its reinsurance operations is not subject to its supervision under the Insurance Supervision Act (Switzerland), so long as the Swiss branch only writes reinsurance. If Swiss legislation is amended, the Swiss reinsurance branch may be subject to supervision by FINMA in the future.

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

Singapore

General.  On June 23, 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a branch in Singapore. The activities of the Singapore branch are regulated by the MAS pursuant to The Insurance Act of Singapore. Aspen U.K. is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and in that capacity is separately regulated by ACRA pursuant to The Companies Act of Singapore.

Supervision.  The MAS conducted a review in June 2011 of the Singapore branch of Aspen U.K. No material issues were identified.

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

Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in November 2009. No material issues were identified.

Australia

General.  On November 27, 2008, Aspen U.K. received authorization from the Australian Prudential Regulation Authority (“APRA”) to establish a branch in Australia. The activities of the Australian branch are regulated by APRA pursuant to the Insurance Act of Australia 1973. Aspen U.K. is also registered by the Australian Securities and Investments Commission as a foreign company in Australia under the Corporations Act of Australia 2001.

Supervision.  APRA undertook a review of Aspen U.K.’s Australian branch in June 2009. No material issues were identified.

For additional information on our branches, refer to Note 18(a) of our consolidated financial statements, “Commitments and Contingencies — Restricted Assets.”

Other Applicable FSA Regulations

General.  We purchased APJ Services Limited, a U.K. based insurance broker in 2010. APJ Services Limited, now AUSSL, is authorized and regulated by the FSA. On September 7, 2012, the FSA authorized ARML as a general insurance intermediary. ARML was previously exempt from authorization by Aspen U.K. as an Appointed Representative. Both companies are subject to a separate prudential regime and other requirements for insurance intermediaries under the FSA Handbook.

Lloyd’s Regulation

General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is a Lloyd’s corporate member. Our Lloyd’s operations are subject to regulation by the FSA, as established by FSMA. We received FSA authorization on March 28, 2008 for AMAL. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. We received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the FSA’s own regulatory requirements. If it appears to the FSA that either Lloyd’s is not fulfilling its regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene in accordance with its powers under the FSMA. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AMAL and their respective directors, are subject to the Lloyd’s supervisory regime.

Supervision.  AMAL was in scope for the FSA risk assessment visit performed in October 2011. The FSA highlighted in its report a small number of areas where it intended to perform additional work, none of which are deemed to be material.

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

Restrictions.  A Reinsurance to Close (“RTC”) is a reinsurance contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium. An RTC is put in place after the third year of operations of a syndicate year of account. If the managing agency concludes that an appropriate RTC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, the underwriting year must remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

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

U.S. Regulation

General.  We write surplus lines policies on an approved, non-admitted basis through Aspen Specialty and Aspen U.K. Aspen Specialty is an insurance company domiciled and licensed in North Dakota. It is eligible to write surplus lines policies on a non-admitted basis in 48 U.S. states and the District of Columbia. Aspen Specialty accepts business only through surplus lines brokers and does not market directly to the public.

AAIC is a Texas-domiciled insurance company and is licensed to write insurance on an admitted basis in the 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.

Aspen U.K. is writing surplus lines business in certain states, as noted above. Aspen U.K. appears on the Quarterly Listing of the International Insurers Department of the National Association of Insurance (“IID List”). Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As of December 31, 2012, Aspen U.K.’s surplus lines trust fund was $104.2 million. As noted above, we participate in the Lloyd’s market through our ownership of AMAL and AUL; AMAL is the managing agent for Syndicate 4711, and AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Syndicate 4711 also appears on the IID List.

Following the enactment of the Non-Admitted and Reinsurance Reform Act (the “NRRA”) as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 22, 2011, no U.S. state can prohibit a surplus lines broker from placing business with a non-admitted insurer domiciled outside the U.S., such as Aspen U.K., that appears on the IID List. As a matter of U.S. federal law, this means that Aspen U.K. should be eligible in every U.S. state, even in states where Aspen U.K. had not previously been an eligible surplus lines insurer.

Certain jurisdictions also require annual requalification filings from Aspen U.K. to maintain the company’s surplus lines eligibility. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information. As a result of the Dodd-Frank Act, such state regulatory filings for non-U.S. surplus lines insurers should be eliminated. IID filing and eligibility requirements were amended in February 2012 and, among other changes, beginning January 1, 2013, new company applicants are required to report and continually maintain a capital and/or surplus amount of $45 million. This minimum capital/surplus requirement will apply to all IID listed companies, such as Aspen U.K., reporting year-end 2013 financial results to the IID.

Aspen Specialty and Aspen U.K. are subject to limited state insurance regulations in states where they are surplus lines eligible. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Aspen Specialty and Aspen U.K.’s surplus lines transactions. In addition, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. may be subject to state-specific incidental regulations in areas such as those pertaining to post-disaster Emergency Orders. We monitor all states for such activities and comply as necessary with pertinent legislation or insurance department directives, for all affected subsidiaries.

Aspen Management is a Massachusetts corporation licensed as a surplus line broker in Massachusetts, Connecticut, New York and Texas. ASIS is a California limited liability company licensed as a surplus line broker in California. Aspen Solutions is a Connecticut limited liability company licensed as a surplus line broker in Connecticut. Aspen Management, ASIS and Aspen Solutions serve as surplus line brokers only for companies within the Aspen Group, and do not act on behalf of non-Aspen third parties or market directly to the public.

Aspen Re America is a Delaware corporation and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. ARA-CA is a California limited liability company and is licensed as a California reinsurance intermediary. Aspen Re America and ARA-CA both act as brokers for Aspen U.K. only and do not currently serve as intermediaries for non-Aspen third parties or market directly to the public.

Aspen U.S. Services is a Delaware corporation that provides administrative and technical services to the above U.S. entities, primarily from our Rocky Hill, Connecticut office. It is authorized to do business in the various states where we have physical offices. No filings are required with state insurance departments.

U.S. Insurance Holding Company Regulation.  Aspen U.S. Holdings is a Delaware corporation and is the direct holding company parent of all above U.S. entities. Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota and AAIC and its affiliates are subject to the insurance holding company laws of Texas. The holding company laws require that each insurance company within the holding company system furnish annual information about certain transactions with affiliated companies. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty or AAIC, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance (“NDCI”) for Aspen Specialty, or the Texas Commissioner of Insurance (“TCI”) for AAIC.

The National Association of Insurance Commissioners (“NAIC”) has recently adopted amendments to the model holding company law and regulations, expanding upon the regulation of holding company systems (the “Model HCA Amendments”). The Model HCA Amendments include the following: (i) annual submission of an enterprise risk report by the domestic insurer’s ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to such insurer; and (ii) prior notice of the proposed divestiture of a controlling interest in a domestic insurer. Therefore, to the extent such Model HCA Amendments are adopted by the states, Aspen Holdings will be required to file an enterprise risk report under applicable state law. With respect to Texas and North Dakota, only Texas has adopted the Model HCA Amendments in substantial part, and there are currently no laws pending in North Dakota with respect thereto. Adoption of the Model HCA Amendments in other states such as North Dakota is expected by January 1, 2016, pursuant to certain NAIC guidelines.

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

State Insurance Regulation.  State insurance authorities have broad authority to regulate admitted insurance business, including licensing, admitted assets, capital and surplus, regulating unfair trade and claims practices, establishing reserve requirements or solvency standards, filing of rates and forms and regulating investments and dividends.

AAIC and Aspen Specialty prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance laws and regulations require Aspen Specialty and AAIC to file statutory financial statements with insurance departments in every state where they are licensed. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies licensed in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

State Dividend Limitations.  Under North Dakota law, Aspen Specialty may only pay dividends out of earned surplus as distinguished from contributed surplus. Under Texas law, AAIC’s policyholder surplus after payment of a dividend shall be an amount reasonable in relation to AAIC’s outstanding liabilities and adequate to AAIC’s financial needs.

In addition, the ability of Aspen Specialty or AAIC to declare extraordinary dividends is subject to prior approval of the applicable state insurance regulator. North Dakota and Texas define an extraordinary dividend as a dividend that exceeds, together with all dividends declared or distributed by the insurer within the preceding twelve months, the greater of:

•	10% of its policyholders surplus as of the 31st day of December of the preceding year; or

•	the statutory net income, not including realized capital gains for the 12-month period ending, for the preceding calendar year (the 31st day of December next preceding).

Any dividend paid by Aspen Specialty and AAIC is paid to Aspen U.S. Holdings. Aspen U.S. Holdings and any other Aspen holding company entities must also meet their own dividend eligibility requirements in order to pass along any dividends received from subsidiary insurance companies such as Aspen Specialty and AAIC.

The dividend limitations imposed by North Dakota and Texas insurance laws are based on the financial results of the Company’s U.S. operating subsidiaries determined by using SAP accounting practices, which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2011, Aspen Specialty and AAIC did not have earned surplus and therefore could not declare or distribute dividends in 2012.

State Risk-Based Capital Regulations.  Most states require their domestic insurers to annually report their risk-based capital based on a formula that takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The states use the formula as an early warning regulatory tool to identify possibly inadequately capitalized insurers for the purposes of initiating regulatory action, and not as a means to rank insurers generally. Most states’ insurance law imposes broad confidentiality requirements on those engaged in any manner in the insurance business and on the regulator as to the use and publication of risk-based capital data. The regulator typically has explicit regulatory authority to require various actions by, or to take various actions against, insurers whose total adjusted capital does not exceed certain risk-based capital levels.

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

Guaranty Funds and Residual Market Mechanisms.  Licensed and admitted U.S. insurers such as AAIC are required to participate in various state residual market mechanisms whose goal is to provide affordability and availability of insurance to those consumers who may not otherwise be able to obtain insurance, including, for example catastrophe insurance in high-risk areas. The mechanics of how each state’s residual markets operate may differ, but generally, risks are either assigned to various private carriers or the state manages the risk through a pooling arrangement. If losses exceed the funds the pool has available to pay those losses, the pools have the ability to assess insurers to provide additional funds to the pool. The amounts of the assessment for each company are normally based upon the proportion of each insurer’s (and in some cases the insurer’s and its affiliates’) written premium for coverages similar to those provided by the pool, and are frequently uncapped. State guaranty associations also have the ability to assess licensed U.S. insurers in order to provide funds for payment of losses for insurers which have become insolvent. In many cases, but not all, assessed insurers may recoup the amount of these guaranty fund and state pool assessments through premium rates, premium tax credits or policy surcharges.

Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to engage in the business of insurance in the U.S., although Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions as an alien, non-admitted insurer. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers. We do not intend that Aspen Bermuda maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. However, Aspen Bermuda is authorized by the BMA to write excess casualty insurance business for U.S. insureds. This effectively means that U.S. insureds are able to go out of state directly to Aspen Bermuda to insure their risks without the involvement of a local surplus line broker. Aspen U.K. does not maintain an office in the U.S. but it reinsures U.S. primary risk and writes excess and surplus lines business as an eligible, but non-admitted, alien surplus lines insurer. It accepts business only through U.S. licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various U.S. states governing “credit for reinsurance” laws imposed on ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. Aspen Bermuda is not licensed, accredited or approved in any state in the United States. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen U.K. to post contract-specific security. The minimum trust fund amount is $20 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,170.5 million and $1,289.1 million at December 31, 2011 and 2012, respectively. In the past, Aspen U.K. has applied for “trusteed reinsurer” approvals in states where U.S. cedants are domiciled and is currently an approved trusteed reinsurer in 49 U.S. jurisdictions.

As a result of the Dodd-Frank Act, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. In addition, several states have begun efforts to change their credit for reinsurance laws and regulations as Florida and New York already have, so that qualifying non-admitted reinsurers meeting certain minimum rating and capital requirements would, upon application to the state Insurance Departments, be permitted to post less than the 100% collateral currently required in most U.S. states. As collateral reduction efforts continue, we will continue to monitor developments. Aspen U.K. and Aspen Bermuda intend to seek approval to post reduced collateral in relevant states.

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

We outline below factors that could cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the United States Securities and Exchange Commission (the “SEC”). The risks and uncertainties described below are not the only ones we face. However, these are the risks we believe to be material as of the date of this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or operating results. Any of the risks described below could result in a significant or material adverse effect on our operating results or financial condition.

Introduction

As with any publicly traded company, investing in our equity and debt securities carries risks. Our risk management strategy is designed to identify, measure, monitor and manage material risks that could adversely affect our financial condition and operating results and we have invested significant resources to develop the appropriate risk management policies and procedures to implement this strategy. Nonetheless, the future business environment is intrinsically uncertain and difficult to forecast and our risk management methods may not be successful for this reason or because of other unintended weaknesses in our approach.

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

All other risks, including regulatory and operational risks, are classified as non-core. We seek as far as is practicable and economic to avoid or minimize our exposure to non-core risks that we identify as potentially material.

Insurance Risks

Our financial condition and operating results may be adversely affected by the occurrence of natural catastrophic events.

As part of our insurance and reinsurance operations, we assume substantial exposure to losses resulting from natural catastrophic events including, but not limited to, severe weather, floods, wildfires, volcanic eruptions, earthquakes and tsunamis. The severe weather events to which we are exposed include tropical storms, cyclones, hurricanes, winter storms, tornadoes, hailstorms and severe rainfall causing flash floods.

The incidence, severity and magnitude of such catastrophes are inherently unpredictable and our losses from catastrophes have been and can be substantial. The occurrence of large claims from catastrophic events may result in substantial volatility in, and materially affect, our financial condition, operating results for any fiscal quarter or year and our ability to write new business.

We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that climate change may increase the frequency and severity of severe weather events and flooding. Although we attempt to manage our exposure to these events through a multitude of approaches including geographic diversification, geographical limits, individual policy limits, exclusions or limitations from coverage and purchase of reinsurance, these management tools may not react in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our business, financial condition or operating results.

The models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may therefore differ significantly from expectations.

To help assess our exposure to losses from natural catastrophes we use computer-based models, which simulate multiple scenarios using a variety of assumptions. These models are developed in part by third-party vendors and their effectiveness relies on many inputs and assumptions including, but not limited to, scientific research, historical data, exposure data provided by insureds and reinsureds, data on the terms and conditions of insurance policies, and the professional judgment of our employees and other industry specialists. While the models have evolved considerably over time they do not necessarily accurately measure the statistical distribution of future losses due to the inherent limitations of the inputs and assumptions on which they rely. These limitations are evidenced by significant variation in the results obtained from different models, material changes in model results over time due to refinement of the underlying data elements and assumptions and the uncertain predictive capability and performance of industry models over longer time intervals.

The effect of these limitations is that future losses from catastrophic events may be larger and more frequent than expected and larger or more frequent than those reported in the company’s financial statements to date.

The frequency and severity of weather-related catastrophes may increase due to cyclical variations in climate and global climate change.

Weather patterns, including the frequency and severity of severe weather events, are believed to be influenced by cyclical phenomena operating over periods of months or years.

For example, many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer than average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). There have been larger than long term average numbers of Atlantic tropical storms and hurricanes in recent years although the impact on insurance losses is determined not by the number of storms that form, but by the number making landfall in populated areas with high insured values.

There is widespread consensus in the scientific community that there is a long term upward trend in global air and sea temperatures and that this is likely to increase the frequency and severity of severe weather events over the coming decades. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many areas.

Given the scientific uncertainty of predicting the effect of climate cycles and climate change on the frequency and severity of catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated exposures and potential losses which could have a material adverse effect on our financial condition or operating results.

Our operating results may be adversely affected by one or more large losses from events other than natural catastrophes.

Large losses from single events can occur if we are exposed to such events through more than one insurance or reinsurance contract. Such losses are referred to as “clash losses.” Our results can be adversely affected if there is an unexpectedly large number of clash losses in a period or if there is one or more such loss of unexpectedly large value.

We seek to manage our exposure to large losses from events other than natural catastrophes by identifying possible scenarios under which we could be exposed and limiting our exposure to these potential scenarios.

Some of the more significant scenarios which we have identified in this respect are terrorist attacks, fire, explosion or spill at a refinery or offshore oil and gas installation, a poison gas cloud, the collapse of a major office building, accidents at nuclear power stations, the collision of two ships and the loss of a passenger airplane.

These risks are inherently unpredictable. It is difficult to predict the frequency of events of this nature and to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and operating results could be materially adversely affected.

Our operating results may be adversely affected by an unexpected accumulation of attritional losses.

In addition to our exposures to natural catastrophe and other large losses as discussed above, our operating results may also be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate underwriting processes to guide the pricing and acceptance of risks. These processes, which include pricing models where appropriate, are intended to ensure that premiums received are sufficient to cover the expected levels of attritional loss as well as a contribution to the cost of natural catastrophes and large losses where necessary. However, it is possible that our underwriting approaches or our pricing models may not work as intended in this respect and that actual losses from a class of risks may be greater than expected thus causing adverse variation in our financial condition and/or operating results.

The effects of emerging claim and coverage issues on our business are uncertain.

Claim and coverage issues can arise when the application of insurance or reinsurance policy language to potentially covered claims is unclear or disputed by the parties. When new such issues emerge they may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of our liability under insurance or reinsurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could therefore have an adverse effect on our operating results and financial condition.

In particular, our exposure to casualty reinsurance and insurance lines increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the “long-tail” nature of these lines of business.

We may face increased exposure as a result of litigation related to the 2008 crisis in financial markets and subsequent recessions, volatility in capital and credit markets, distressed financial institutions and sovereign debt crises. These economic and market conditions may increase allegations of misconduct, fraud and negligence, which may result in increased levels of insured claims arising in lines of business such as financial institutions, management liability and professional liability and in reinsurance of these lines. The full extent of our liability and exposure to claims of this sort may not be known for many years. This could adversely affect our financial condition or operating results.

The monetary impact of certain claims may be hard to predict or ascertain upon inception and potential losses from such claims can be significant. For example, the full extent of our liability and exposure from claims of ‘bad faith’ is not ascertainable until the claim has been presented and investigated. As such, a significant claim in monetary terms on the basis of ‘bad faith’ could adversely affect our financial condition or operating results.

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions.

Historically the insurance and reinsurance industry has been cyclical. It is characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium levels. In addition, any prolonged economic downturn could result in reduced demand for insurance and reinsurance products which could adversely impact the pricing of our products. The supply of insurance and reinsurance may increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. To the extent these trends emerge, our financial condition or operating results could be adversely affected.

A material proportion of our business relies on the assessment and pricing of individual risks by third parties, including insurance companies which we reinsure and agents to whom we delegate underwriting authority for certain insurance products.

From time to time, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. If our agents exceed their authorities or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.

This reliance on third-party assessment and pricing of individual risk extends to our reinsurance treaty business. In common with other reinsurers, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur.

The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition and operating results.

We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we only pay losses that exceed a specified retention. We also seek to limit certain risks, such as natural catastrophe and political risks by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of zone boundaries and the allocation of policy limits to zones. In the case of proportional property reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, though we may not be able to obtain such limits in certain markets.

Various provisions of our policies, such as limitations or exclusions from coverage and choice of forum, intended to limit our risks may not be enforceable. We cannot be sure that any of these loss limitation methods will be effective or that disputes relating to coverage will be resolved in our favor. As a result of the risks that we insure and reinsure, unforeseen events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or operating results.

Reinsurance purchase is another loss limitation method we employ which may not always act in the way intended due to disputes relating to coverage or exclusions.

The reinsurance that we purchase may not always be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.

From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of reinsurance or retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We may seek alternative means to transfer risk, such as catastrophe bonds, contingent capital arrangements and other capital market solutions. These solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, operating results and financial condition.

Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves.

Our operating results and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. Establishing an appropriate level of loss reserves is an inherently uncertain process. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. If natural catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.

Only reserves applicable to losses incurred up to the reporting date may be set aside in our financial statements, with no allowance for future losses. See Item 1 above, “Business — Reserves” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our reserving process and methodology.

There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, there is still the potential for adverse development from litigation associated with Hurricane Katrina and losses related to Superstorm Sandy and the 2011 catastrophe events, in particular the Thai floods. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis and the potential for new types of claim top arise given the long-tail nature of many of the reinsurance risks. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009 and there is also a specific area of uncertainty relating to a book of New York contractor business.

Our calculation of reserves for losses and loss expenses also includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatment and litigation costs. We write casualty business in the United States, the United Kingdom, Australia and certain other territories, where claims inflation has in many years run at higher rates than general inflation. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Market and Liquidity Risks

Our financial condition and financial results may be adversely affected by reductions in the value of our aggregate investment portfolio.

Our funds are invested by several professional investment management firms in accordance with detailed investment guidelines set by us. See “Business — Investments” under Item 1, above. Our investment policies stress diversification of risks, conservation of principal and liquidity through conservative investment guidelines. However, our investments are subject to a variety of financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2012, $204.9 million of our income before tax was derived from our net invested assets.

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

We hold, or may in the future purchase, certain investments such as High Yield bonds, Bank Loans, non-agency Residential Mortgage-Backed Securities, Asset-Backed Securities and Commercial Mortgage-Backed Securities which may have less liquidity than other fixed income securities. During the height of the financial crisis some high quality assets were more illiquid than expected. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. If we were forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our business, financial condition or operating results could be adversely affected.

Our financial results may be adversely affected by foreign currency fluctuations.

Our reporting currency is the U.S. Dollar. The functional currencies of our operations are the U.S. Dollar, the British Pound, the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singaporean Dollar. During the course of 2012, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.6268 to a low of £1:$1.5308. For the twelve months ended December 31, 2012, 2011 and 2010, 17.2%, 18.0% and 19.8%, respectively, of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. A portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

We use forward exchange contracts to manage some of our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, which could adversely affect our operating results.

The continuation of heightened systemic financial risks, including excess sovereign debt, risks to the banking system and the Eurozone debt crisis, could have a material adverse effect on global and regional economies and capital markets which could adversely affect our business prospects, financial condition, financial results and liquidity.

In recent years, global financial markets have been characterized by volatility and uncertainty. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or make credit harder to obtain. Developments in the financial markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. In the event of further deterioration or volatility in financial markets or general economic conditions, it could result in a prolonged economic downturn or recession and our operating results, financial position and liquidity could be materially and adversely affected.

In addition, global markets and economic conditions continue to be negatively impacted by the ability of certain Eurozone member states to service their sovereign debt obligations. If the fiscal obligations of these Eurozone member states continue to exceed their fiscal revenue, taking into account the reactions of the credit and swap markets, the ability of such member states to service their debt in a cost efficient manner will be impaired. The continued uncertainty over the outcome of various Eurozone and international financial support programs and the possibility that other Eurozone member states may experience similar financial pressures could further disrupt global markets. In particular, this crisis has disrupted and could further disrupt equity and fixed income markets and could result in volatile and unserviceable bond yields on the sovereign debt of some Eurozone members.

The issues arising out of the current Eurozone debt crisis may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of Eurozone member economies, and likewise affect U.K. and U.S.- based financial institutions, the stability of the global financial markets and any economic recovery. If a Eurozone member state were to default on its obligations or seek to leave the Eurozone, the impact on the financial and currency markets would be significant and could materially impact all financial institutions, including our business, financial condition, operating results and liquidity.

Credit Risks

Our operating results may be adversely affected by the failure of policyholders, brokers or other intermediaries to honor their payment obligations to us.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business. To date, we have not experienced any material losses related to such credit risks. In addition, bankruptcy, liquidity problems, distressed financial condition or the general effects of economic recession may increase the risk that policyholders may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our business and operating results.

Our financial condition and operating results may be adversely affected by the failure of one or more reinsurers to meet their payment obligation to us.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Our reinsurers are dependent on their ratings in order to continue to write business, and some have suffered downgrades in ratings as a result of their exposures in the past. Our reinsurers may also be affected by recent adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we may remain liable to our insureds or cedants in respect of the reinsured risks.

The impairment of financial institutions increases our counterparty risk.

We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. We also hold as investments various fixed income securities issued by financial institutions, which may be unsecured. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and operating results.

Strategic Risks

We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry may increase competition.

Insurance and reinsurance markets remain highly competitive. We continue to compete with existing international and regional insurers and reinsurers some of which have greater financial, marketing and management resources than we do. We also compete with new market entrants and with alternative capital markets, funds and other providers of insurance products such as insurance-linked securities, catastrophe bonds and derivatives. See “Business — Competition” under Item 1, above for a list of our competitors. Recently, insureds have retained a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, and other mechanisms for funding their risks, rather than risk transferring insurance.

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

Governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance, particularly where a given event leads to withdrawal of capacity from the market. For example, as a result of the financial crisis affecting the banking system and financial markets, a number of government initiatives have been launched recently that are designed to stabilize market conditions. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition in particular, although we continue to monitor these and similar proposals. See “Regulatory Risks” below.

Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, S&P or Moody’s. If our or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it might be more difficult for us to market our products, expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade also may require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, operating results, liquidity and financial flexibility.

In addition, a downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below “B++” would constitute an event of default under our revolving credit facility with Barclays Bank PLC and other lenders. Similarly, a downgrade of Aspen U.K. and Aspen Bermuda by A.M. Best below “B++” would constitute an event of default under our letter of credit facility with Barclays Bank PLC. A lower rating may lead to higher borrowing costs, thereby adversely impacting our liquidity and financial flexibility.

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

Our ability to manage our growth through acquisitions, strategic investments or new platforms will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or operating results.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully, to deploy capital into more profitable business lines, to identify acquisition opportunities, to manage investments and preserve capital in volatile markets, and to establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claims losses, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Our additional needs for capital will depend on our actual claims experience, especially for catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results could be adversely affected.

Our debt, credit and International Swap Dealers Association (ISDA) agreements may limit our financial and operational flexibility, which may affect our ability to conduct our business.

We have incurred indebtedness and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities with various institutions. Under these credit facilities, the institutions provide revolving lines of credit to us and our major Operating Subsidiaries and issue letters of credit to our clients in the ordinary course of business. We have also entered into ISDA agreements relating to derivative transactions such as interest rate swaps.

The agreements relating to our debt, credit facilities and our ISDA agreements contain covenants that may limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. Some of these agreements also require us to maintain specified ratings and financial ratios, including a minimum net worth covenant. If we fail to comply with these covenants or meet required financial ratios, the lenders or counterparties under these agreements could declare a default and demand immediate repayment of all amounts owed to them.

If we are in default under the terms of these agreements, then we may also be restricted in our ability to declare or pay any dividends, redeem, purchase or acquire any shares or make a liquidation payment and are at risk of cross-default on other arrangements.

The development of our U.S.-based insurance operations is subject to execution risks and increased risk from changing market conditions.

Excess and surplus lines insurance forms a substantial portion of the business written by our U.S.-based insurance operations. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.

Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. This cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers), as rates increase and coverage terms become more restrictive, business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market tends to accelerate faster than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers), standard insurance carriers tend to reduce underwriting standards and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.

Regulatory Risks

The regulatory systems under which we operate, and potential changes thereto, could have a material adverse effect on our business.

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

Material changes in voting rights and connected party transactions may require regulatory approval or oversight by the FSA or other insurance regulators.

Insurance regulators, such as the FSA and the BMA, impose certain requirements on operating entities they regulate including notification of shareholders, whether directly or indirectly, reaching certain levels of ownership. Prior approval of ownership and transfer of shares by the regulators may be required under certain circumstances. If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen U.K. and such entity may have to be reported to the FSA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we can give no assurance that these material connected party transactions will not be subject to regulatory intervention by the FSA or other insurance regulators.

Any transactions between companies within the Aspen Group that are material connected party transactions would also have to be reported to the FSA and other insurance regulators. We can give no assurance that the existence or effect of such connected party transactions and the FSA’s or any other insurance regulator’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where the Operating Subsidiary has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the FSA or other insurance regulators with regard to such Operating Subsidiary.

One or more of our insurance subsidiaries may be required by its regulator to hold additional capital to meet relevant solvency requirements.

Any of our Operating Subsidiaries may be required to hold additional capital in order to meet solvency requirements. For example, Aspen U.K. is required to provide the FSA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the FSA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty, AAIC or Syndicate 4711 were to experience financial difficulties, it could affect the “solvency” position of Aspen Holdings and in turn trigger regulatory intervention by the FSA with respect to Aspen U.K. The FSA requires insurers and reinsurers to calculate their ECR, an indicative measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to its business profile which includes capital charges based on assets, claims and premiums. The FSA may give insurers “individual capital guidance,” which may result in guidance that a company should hold capital in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K., impacting our profitability.

Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards. The BMA has a risk-based capital adequacy model called the BSCR to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. In 2011, the CISSA for Class 4 insurers was introduced which requires commercial insurers to perform an assessment of their own risk and solvency requirements. The CISSA has the insurer determine the capital resources required to achieve its strategic goal, after it has assessed all reasonably foreseeable material risks arising from its operations or operational environment. These statutes and regulations may, in effect, restrict Aspen Bermuda’s ability to write insurance and reinsurance policies, to make certain investments and to distribute funds.

The E.U. Directive on Solvency II may affect the way in which Aspen U.K. manages its business and may lead to Aspen Bermuda posting collateral in respect of its EEA cedants.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II presents a number of risks to Aspen U.K. and AMAL. Insurers are expecting to undertake a significant amount of work to ensure that they will meet the new requirements and this may divert finite resources from other business related activities. In addition, the measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until 2015 at the earliest; consequently, Aspen’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. Increases in capital requirements as a result of Solvency II may be required and may impact our operating results. Further, under Solvency II, unless the European Commission assesses the regulatory regime in Bermuda as “equivalent” to Solvency II, then Aspen Bermuda may be required to post collateral in respect of any reinsurance of EEA cedants, including Aspen U.K., which may have a negative impact on Aspen Bermuda’s and Aspen Holdings’ results. Under Solvency II, if a non-EC reinsurer is in a country that is deemed not equivalent, then an EEA cedant may not be able to take any reinsurance into account for solvency purposes unless the non-EC reinsurer is of a certain minimum credit rating or collateral has been provided. Therefore, if Bermuda’s solvency regime is not deemed “equivalent” to Solvency II, then Aspen Bermuda’s EEA cedants may require collateral from Aspen Bermuda in order for the cedant to take credit for such reinsurance. As of January 1, 2011, the European Insurance and Occupational Pensions Authority (“EIOPA”) has replaced the Committee of European Insurance and Pensions Supervisor. EIOPA’s final advice to the European Commission was that Bermuda meets the criteria set out in EIOPA’s methodology for equivalence assessments under Solvency II for insurers of Aspen Bermuda’s class but with certain qualifications.

The activities of any of our insurance subsidiaries may be subject to review by insurance regulators of differing jurisdiction.

Review of the activities of our Operating Subsidiaries by regulators could exceed expectations. For example, Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, Germany, all other

EEA states and certain Latin American countries. In addition, Aspen U.K. is eligible to write surplus lines business in 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and assess that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.

Aspen Bermuda does not maintain a principal office, and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of insurance or reinsurance, in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Aspen Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to Aspen Bermuda’s insurance or reinsurance activities may still be raised in the future. The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the United States at both Federal and state levels. Compliance with any new laws, regulations or settlements impacting offshore insurers or reinsurers, such as Aspen Bermuda, could have a material adverse effect on our business.

Changes to the Bermuda regulatory system, including changes to its Group Supervisory regime, could have a material adverse effect on our business.

A number of Bermuda registered (re)insurers operates within a group structure. This means that an insurer’s financial position and risk profile, and its overall prudential position, may be impacted by being part of a group. The BMA has therefore established a group supervision framework for insurance groups to (1) ensure solvency at group level, (2) monitor inter-group transactions and (3) assess corporate governance, risk management and internal control processes.

The BMA has notified us that it will act as the group supervisor of the Aspen group of companies and has designated Aspen Bermuda as the designated insurer. As group supervisor, the BMA will (1) assess the Aspen group’s compliance with the BMA’s solvency rules, (2) perform ongoing supervisory review and assessment of the Aspen group’s financial position and governance systems, (3) coordinate the gathering and dissemination of relevant or essential information, (4) convene and conduct supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and (5) coordinate any enforcement action that may be taken against any of the members of the Aspen group.

The BMA has published a number of consultation and discussion papers covering the following proposed regulatory changes which may or may not become adopted in present or revised form in the future:

•	the introduction, for solvency purposes, of an Economic Balance Sheet to ensure that all assets and liabilities are valued on a consistent economic basis;

•	enhancements to the disclosure and transparency regime; and

•	the imposition of a minimum, or floor, for the minimum margin of solvency (“MSM”) that would be equal to 25% of the ECR. The MSM floor would apply only at the legal entity level.

Along with the implementation delays announced by the European Commission, the BMA has delayed, or deferred, some aspects of its regime change. For example, the Economic Balance Sheet process has been deferred to consider the direction of other international bodies such as the IASB. In addition, some aspects of the BMA’s Group Capital requirements and the requirements for the Group Actuary have also been deferred.

We are unable to predict with certainty how these laws, frameworks and/or regulations will be enforced or amended, the form in which any pending or future laws, frameworks and/or regulations could be adopted, the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators, such as the FSA, with the BMA as group supervisor or the effect, if any, any of these developments would have on our operations and financial condition.

The Council of Lloyd’s and the Lloyd’s Franchise Board have wide discretionary powers to supervise members of Lloyd’s.

The Council of Lloyd’s may, for instance, vary the method by which the capital requirement is determined, or the investment criteria applicable to Funds at Lloyd’s. Variance to the capital requirement determination method might affect the maximum amount of the overall premium income that we are able to underwrite. Variation in both might affect our return on investments. The Lloyd’s Franchise Board also has wide discretionary powers in relation to the business of Lloyd’s managing agents, such as AMAL, including the requirement for compliance with the franchise performance and underwriting guidelines. The Lloyd’s Franchise Board imposes certain restrictions on underwriting or on reinsurance arrangements for any Lloyd’s syndicate and changes in these requirements imposed on us may have an adverse impact on our ability to underwrite which in turn will have an adverse effect on our financial performance.

Changes in Lloyd’s regulation or the Lloyd’s market could make Syndicate 4711 less attractive.

Changes in Lloyd’s regulation or other developments in the Lloyd’s market could make operating Syndicate 4711 less attractive. For example, Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including, for example, annual subscriptions and Central Fund levies for members and policy signing charges. Despite the principle that each member of Lloyd’s is only responsible for the proportion of risk written on his or her behalf, a Central Fund acts as a policyholder’s protection fund to make payments where other members have failed to pay valid claims. The Council of Lloyd’s may resolve to make payments from the Central Fund for the advancement and protection of members, which could lead to additional or special levies being payable by Syndicate 4711. The bases and amounts of these charges may be varied by Lloyd’s and could adversely affect our financial and operating results.

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

The syndicate capital setting process within AMAL is subject to FSA rules but is conducted by Lloyd’s under its detailed procedures. Lloyd’s could request an increase in capital under the FSA rules in similar circumstances as set out above in the section on Aspen U.K. Lloyd’s as whole, including Syndicate 4711, is also subject to the provisions of Solvency II as noted above.

Potential changes to the U.S. regulatory system could have an adverse effect on the business of our U.S. operating companies.

Aspen Specialty is organized in and has received a license to write certain lines of insurance business in the State of North Dakota and, as a result, is subject to North Dakota law and regulation under the supervision of the NDCI. AAIC is organized in Texas and has licenses to write property and casualty insurance business on an admitted basis in all 50 states and the District of Columbia. North Dakota and Texas also have regulatory authority over a number of affiliate transactions between the insurance companies and other members of our holding company system. The purpose of the state insurance regulatory statutes is to protect U.S. policyholders, not our shareholders or noteholders. Among other matters, state insurance regulations will require Aspen entities to maintain minimum levels of capital, surplus and liquidity, require insurers to comply with applicable risk-based capital requirements and will impose restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of Aspen entities in the U.S. to write new business or distribute assets to Aspen Holdings.

Recently, the NAIC adopted revisions to its model law and regulation relating to insurance holding companies. A number of states have adopted or are considering adopting proposals to amend their insurance holding company laws to increase the scope of regulation. The amendments address a number of standards that affect insurance holding company systems, including corporate governance, group-wide supervision, accounting for group-wide risks in risk-based capital calculations and imposition of additional disclosure obligations. As the NAIC continues its solvency modernization initiative, additional changes may be made to solvency regulations in various state laws and regulations.

In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. Moreover, the NAIC and state insurance regulators regularly examine existing laws and regulations. New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or operating results.

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

To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS, Aspen Re America and ARA-CA will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See “— Since we depend on a few brokers for a large portion of our insurance and reinsurance revenues, loss of business provided by any one of them could adversely affect us” above.

These investigations of the insurance industry in general, whether involving the Company specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future financial results or operating results.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than companies operating outside the financial sector.

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

Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2012. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) have been working jointly on an insurance contract project, resulting in the issuance of an Exposure Draft by the IASB in June 2010 and a Discussion Paper by the FASB in September 2010. FASB and IASB are deliberating significant issues based on feedback received to IASB’s 2010 Exposure Draft and FASB’s 2010 Discussion Paper. The proposed guidance on accounting for and reporting of insurance contracts by these two boards would result in a material change from the current insurance accounting models toward more fair value-based models. Additionally, each board recently issued Exposure Drafts for the accounting for and reporting of financial instruments, which may lead to further recognition of fair value changes through net income. These two proposals could introduce significant volatility in the earnings of insurance industry participants. There is considerable uncertainty with respect to the final outcome of these two proposed standards.

Other Operational Risks

We could be adversely affected by the loss of one or more of our senior underwriters or principal employees or by an inability to attract and retain senior staff.

Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain our teams of underwriters in various business lines and other key employees. The loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel. In addition, the loss of services of underwriters could strain our ability to execute our new business lines, as described elsewhere in this report. In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and operating results.

We also rely substantially upon the services of our senior management team. Although we have employment agreements with all of the members of our senior management team, if we were to unexpectedly lose the services of one or more of the members of our senior management team or other key personnel, our business could be adversely affected. We do not currently maintain key-man life insurance policies with respect to any of our employees.

Changes in employment laws, taxation and acceptable compensation practice may limit our ability to attract senior employees to our current operating platforms.

Our insurance and reinsurance operations are, by their nature, international and we compete for senior employees on a global basis. Changes in employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit or retain senior employees or the cost to us of doing so. Any failure to retain senior employees may adversely affect the strategic growth of our business and the operating results.

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

We rely on third-party service providers for a variety of services and systems, which include, but are not limited to, claims handling activity, support on our underwriting and finance systems, investment management and catastrophe modeling. If our third-party service providers fail to perform as expected, it could have a negative impact on our business and operating results.

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

We are a holding company and, as such, we do not expect to have any significant operations or assets other than our ownership of the shares of our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and dividend payments, to our preference and ordinary shareholders, as appropriate. Our Operating Subsidiaries are subject to capital and other requirements that inform their ability to declare and pay dividends and make loans to other Group companies. These requirements may mean that our Operating Subsidiaries are unable to pay sufficient dividends to enable us to meet our ongoing cash requirements. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends and Distributions,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — State Dividend Limitations” in Item 1, above.

Certain regulatory and other constraints may limit our ability to pay dividends.

We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our ordinary shares and make other distributions. Under the Bermuda Companies Act, we may declare or pay a dividend out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts. For more information regarding restrictions on the payment of dividends by us and our Operating Subsidiaries, see “Business — Regulatory Matters” in Item 1, above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7.

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

In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our Perpetual Preferred Income Equity Replacement Securities (the “Perpetual PIERS”) or to holders of our 7.250% Perpetual Non-Cumulative Preference Shares or 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share) (collectively, the “Perpetual Preference Shares”) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2012, there were 70,753,723 ordinary shares outstanding of which 6,721,604 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.

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

As a result of any reallocation of votes, voting rights of some of our shareholders might increase above 5% of the aggregate voting power of the outstanding ordinary shares, thereby possibly resulting in such shareholders becoming a reporting person subject to Schedule 13D or 13G filing requirements under the Exchange Act. In addition, the reallocation of the votes of our shareholders could result in some of the shareholders becoming subject to filing requirements under Section 16 of the Exchange Act.

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

The Board may decline to register a transfer of any ordinary shares if it appears to the Board, in its sole and reasonable discretion, after taking into account the limitations on voting rights contained in our bye-laws, that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their affiliates may occur as a result of such transfer.

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

Anti-takeover provisions in our bye-law and laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider to be desirable and may make it more difficult to replace members of our Board.

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

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable. If these restrictions delay, deter or prevent a change of control, such restrictions may make it more difficult to replace members of our Board and may have the effect of entrenching management regardless of their performance.

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

Business Combinations with Large Shareholders or Affiliates.  As a Bermuda company, we may enter into business combinations with our large shareholders or one or more wholly-owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly-owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly-owned subsidiaries, without obtaining prior approval from our shareholders and without special approval from the Board. Under Bermuda law, amalgamations and mergers require the approval of the Board, and except in the case of amalgamations with and between wholly-owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner which is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If we were a Delaware company, we would need prior approval from the Board or a supermajority of our shareholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute. Bermuda law or our bye-laws would require the Board’s approval and, in some instances, shareholder approval of such transactions.

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

Risks Related to Taxation

Our non-U.S. companies (other than AUL) may be subject to U.S. income tax and that may have a material adverse effect on our operating results and your investment.

If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected (although its operating results should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Management and Aspen Solutions.

Aspen Holdings, Aspen Bermuda and Acorn are Bermuda companies, Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ, Aspen Recoveries and AUSSL are U.K. companies and APJ Jersey is a Jersey company. We intend to manage our business so that each of these companies (other than AUL) will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain

U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to Aspen Re America, ARA-CA, ASIS, Aspen Solutions and Aspen Management, as well as the binding authorities previously granted to Wellington Underwriting Inc. (“WU Inc.”) because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the Aspen Re America, ARA-CA, ASIS, Aspen Management and prior WU Inc. binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above. AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K. (the “U.K. Treaty”), although the position is not certain.

Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our operating results.

None of our subsidiaries, except for Aspen U.K. Holdings, Aspen U.K., Aspen U.K. Services, AMAL, AUL, AIUK Trustees, ARML, APJ, Aspen Recoveries and AUSSL (collectively, the “U.K. Subsidiaries”), is incorporated in the United Kingdom. Accordingly, none of us, other than the U.K. Subsidiaries, should be treated as being resident in the United Kingdom for corporation tax purposes except for APJ Jersey which, although not incorporated in the United Kingdom, is treated as resident in the United Kingdom as a result of its central management and control being exercised from the United Kingdom. Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends to manage our affairs so that none of us, other than the U.K. Subsidiaries and APJ Jersey, is resident in the United Kingdom for tax purposes.

A company not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but the charge to U.K. corporation tax is limited to profits (including revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.

Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends that we will operate in such a manner so that none of us (other than the U.K. Subsidiaries and APJ Jersey), carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute definitively defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us (other than the U.K. Subsidiaries and APJ Jersey) are trading in the United Kingdom through a permanent establishment.

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

If any of us, other than the U.K. Subsidiaries and APJ Jersey, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our operating results could be materially adversely affected.

Our U.K. operations may be affected by future changes in U.K. tax law.

The U.K. Subsidiaries and APJ Jersey should be treated as resident in the United Kingdom and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. companies. The U.K. corporation tax rate has reduced from 26% to 24% with effect from April 1, 2012, and will further reduce to 23% with effect from April 1, 2013.

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

If you are a “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non-U.S. corporation), that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

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

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States, but have certain U.S. connections. It is possible that legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us. In addition, existing interpretations of U.S. federal income tax laws could change, also resulting in an adverse impact on us.

Scope of application of recently enacted legislation is uncertain.

Congress enacted legislation in 2010 known as the Foreign Account Tax Compliance Act (“FATCA”) provisions. These provisions require withholding agents to withhold 30% of a U.S. Source payment made to a Foreign Financial Institution (“FFI”) unless the FFI has entered into an agreement with the IRS to report account information for any of the FFI’s U.S. accountholders. Final regulations were issued by the U.S. Treasury on January 17, 2013. The U.S. Treasury has released models for Intergovernmental FATCA Agreements (“IGAs”) with other jurisdictions that will allow FFIs in those jurisdictions to report U.S. accountholder information only to local revenue authorities rather than the IRS. The U.K. / U.S. IGA was signed in September 2012. IRS announcement 2012-42, released in October 2012 provided a number of updates to various FATCA implementation deadlines. The principle commencement date is January 1, 2014. As a result, Non-Publicly Traded Securities Holders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow us to satisfy such obligations. In the event that this withholding tax is imposed, our operating results could be materially adversely affected.

Potential FBAR reporting and reporting of “Specified Foreign Financial Assets.”

U.S. Persons holding our shares should consider their possible obligation to file an IRS Form TD F 90-22.1 — Foreign Bank and Financial Accounts Report — with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our shares.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (“OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (“TIEAs”) with other OECD members or non-OECD members. As at December 31, 2012, Bermuda had 38 signed TIEAs which exceeds the requisite amount and demonstrates Bermuda’s commitment to preserve the standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Changes to Bermuda tax policies may impact our financial position.

The duration of the assurance granted to us under the Exempted Undertakings Tax Protection Act, 1966 (as amended) is limited and expires on March 31, 2035. Tax policy and legislation in Bermuda could change in the future (as is the case in other jurisdictions) and as such no guarantee can be given as to whether the current tax treatment afforded to us will continue after March 31, 2035.

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

We terminated our existing Bermuda lease and entered into a new 14,000 square foot lease on September 1, 2011. The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing September 2021.

For our U.K.-based reinsurance and insurance operations, on April 1, 2005, Aspen U.K. signed an agreement (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately a total of 49,500 square feet covering three floors. The term of each lease for each floor commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International. The terms of the lease remain unchanged. Each lease will be subject to 5-yearly upwards-only rent reviews. We also license office space within the Lloyd’s building on the basis of a renewable 24-month lease. We also entered into new leases for two additional premises in London (18,000 square feet total), which expire in December 2015 and March 2016. Each lease has a further negotiable extension provision.

In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. An additional floor of 24,000 square feet was also leased in the same building in 2011. Also, in 2011, we leased a 5,000 square foot of office space in Chicago, Illinois; and a 6,300 square foot office space in San Francisco, California. On September 28, 2012, we entered into a new 8,000 square foot lease in Boston for a five-year period.

We also have smaller serviced or leased office space in other U.K. or U.S. locations.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares began publicly trading on December 4, 2003. Our New York Stock Exchange (“NYSE”) symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite NYSE trading:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
	High	Low
Period
2012
First Quarter	$28.64	$25.89	$0.15
Second Quarter	$30.25	$26.92	$0.17
Third Quarter	$30.91	$27.92	$0.17
Fourth Quarter	$33.70	$29.18	$0.17
2011
First Quarter	$31.57	$25.86	$0.15
Second Quarter	$29.09	$24.71	$0.15
Third Quarter	$27.19	$22.01	$0.15
Fourth Quarter	$27.32	$21.99	$0.15

Number of Holders of Ordinary Shares

As of February 15, 2013, there were 119 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual PIERS and Perpetual Preference Shares.

Dividends

Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our operating results and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors the Board deems relevant at the time. See table above for dividends paid.

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company of the Company’s equity securities during the three months ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	—	—	—
November 1, 2012 to November 30, 2012	—	—	—
December 1, 2012 to December 31, 2012(1)	308,674	$31.85	308,674	$390.2 million
Total	308,674	$31.85	308,674	$390.2 million

(1)	During the fourth quarter of 2012, we repurchased 308,674 ordinary shares in the open market at an average price of $31.85 per share for a total cost of $9.8 million. We had $390.2 million remaining under our current share buyback authorization at December 31, 2012. On October 24, 2012, our Board approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares.

Securities Authorized For Issuance Under Equity Compensation Plans

See “Equity Compensation Plan Information” contained in Part III, Item 12 herein.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of our ordinary shares, compared with such return for the (i) S&P 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2007 to December 31, 2012, assuming $100 was invested on December 31, 2007. As depicted in the graph below, during this period, the cumulative total return on our ordinary shares was 24.3%, the cumulative total return for the S&P 500 Composite Stock Price Index was 8.6% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 3.7%.

Comparison of 5 Year Cumulative Total Return*

Among Aspen Insurance Holdings Ltd, the S&P 500 Composite Stock Price Index and the S&P 500 Property & Casualty Industry Group Stock Price Index

*	$100 invested on December 31, 2007 in stock or index, including reinvestment of dividend (fiscal year ending December 31)

	12/07	12/08	12/09	12/10	12/11	12/12
Aspen Insurance Holdings Limited	100.00	86.20	92.60	106.30	100.60	124.30
S&P 500	100.00	63.40	79.90	91.70	93.70	108.60
S&P 500 Property & Casualty Insurance	100.00	70.80	79.20	86.50	86.20	103.70

The stock price performance included in this graph is not necessarily indicative of future stock performance.

Shareholders’ Agreement and Registration Rights Agreement

We entered into an amended and restated shareholders’ agreement dated as of September 30, 2003 with all of the shareholders who purchased their shares in our initial private placement, and certain members of management. Of these initial shareholders, Appleby Services (Bermuda) Ltd. (“the Names’ Trustee”) is the only remaining shareholder to which such agreement applies.

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

The Board and Corporate Action.  Our bye-laws provide that the Board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. The Board is divided into three classes, designated Class I, Class II and Class III and is elected by the shareholders as follows. Our Class I directors are elected to serve until the 2014 annual general meeting, our Class II directors are elected to serve until the 2015 annual general meeting and our Class III directors are elected to serve until our 2013 annual general meeting. Notwithstanding the foregoing, directors who are 70 years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.

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

Voting Cutbacks.  In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder and (ii) no portion of such reallocation shall apply to the shares held by Wellington Underwriting plc (“Wellington”) or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder.

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

Shareholder Action.  Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under our bye-laws). Our bye-laws require 21 days’ notice of annual general meetings.

The following actions shall be approved by the affirmative vote of at least 75% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): any amendment to Bye-Laws 13 (first sentence — Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the Board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under our bye-laws).

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

Treasury Shares.  Our bye-laws permit the Board, at its discretion and without the sanction of a shareholder resolution, to authorize the acquisition of our own shares, or any class, at any price (whether at par or above or below) to be held as treasury shares upon such terms as the Board may determine, provided that such acquisition is effected in accordance with the provisions of the Companies Act. Subject to the provisions of our bye-laws, any of our shares held as treasury shares shall be at the disposal of the Board, which may hold all or any of the shares, dispose of or transfer all or any of the shares for cash or other consideration, or cancel all or any of the shares.

Corporate Purpose.  Our certificate of incorporation, memorandum of association and our bye-laws do not restrict our corporate purpose and objects.

Investor Options

Upon our formation in June 2002, we issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of Syndicate 2020 (the “Unaligned Members”), options to purchase 3,006,760 non-voting shares (the “Names’ Options”). All non-voting shares issued or to be issued upon the exercise of the Names’ Options will automatically convert into ordinary shares at a one-to-one ratio upon issuance. The rights of the holders of the Names’ Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the “Option Instrument”). The Names’ Options could be exercised in whole or in part. All options were exercised prior to the expiry date of June 21, 2012.

The Names’ Options were exercisable without regard to a minimum number of options to be exercised, at a sale (as defined in the Option Instrument) and on a monthly basis beginning in October 2005 (expiring on June 21, 2012) following notification by the Unaligned Members to the Names’ Trustee of their elections to exercise the Names’ Options.

The exercise price payable for each option share was £10, together with interest accruing at 5% per annum (less any dividends or other distributions) from the date of issue of the Names’ Options (June 21, 2002) until the date of exercise of the Names’ Options. Each optionholder could exercise its options on a cashless basis, subject to relevant requirements of the Companies Act. A cashless exercise would allow the optionholders to realize, through the receipt of ordinary shares, the economic benefit of the difference between the subscription price under the Names’ Options and the then-prevailing market prices without having to pay the subscription price for any such ordinary shares. As a result, the optionholder would receive fewer shares upon exercise. For any exercise of the Names’ Options on a cashless basis, the number of ordinary shares to be issued would be based on the difference between the exercise price on the date of exercise and the then-prevailing market price of the ordinary shares, calculated using the average closing price for five preceding trading days.

Following the issuance of the Names’ Options, there were a range of anti-dilution protections for the optionholders if any issuance or reclassification of our shares or similar matters are effected below fair market value, subject to certain exceptions. Under these circumstances, an adjustment to the subscription rights of the optionholders or the subscription price of the Names’ Options would be made by the Board. If optionholders holding 75% or more of the rights to subscribe for non-voting shares under the Names’ Options requested, any adjustment proposed by the Board may be referred to independent financial advisors for their determination.

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

Description of our 7.401% Perpetual Preference Shares

In November 2006, the Board authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our Perpetual Preference Shares. On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares at a price of $12.50 per share. As at December 31, 2012, there were 5,327,300 7.401% Perpetual Preference Shares outstanding.

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

Our 7.401% Perpetual Preference Shares are listed on the NYSE under the symbol “AHLPRA.”

Description of our 7.250% Perpetual Preference Shares

On April 3, 2012, the Pricing and Repurchase Committee of the Board authorized the issuance and sale of up to $230,000,000 of our 7.250% Perpetual Preference Shares, with a liquidation preference of $25 per security. On April 11, 2012, we issued 6,400,000 7.250% Perpetual Preference Shares for an aggregate amount of $160 million. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our Perpetual Preference Shares.

Dividends on our Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 7.250% of the $25 liquidation preference of each Perpetual Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year.

Whenever dividends on any Perpetual Preference Shares shall have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our Perpetual Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including any Perpetual PIERS, any perpetual preference shares issued upon conversion of the Perpetual PIERS and the 7.401% Perpetual Preference Shares), will be entitled to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our Perpetual Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.

In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding Perpetual Preference Shares and any series of appointing preference shares (including any Perpetual PIERS, any perpetual preference shares issued upon conversion of the Perpetual PIERS and the 7.401% Perpetual Preference Shares), voting together as a single class, will be required for the authorization or issuance of any class or series of senior shares (or any security convertible into or exchangeable for senior shares) ranking senior to the Perpetual Preference Shares as to dividend rights or rights upon our liquidation and for amendments to our memorandum of association or bye-laws that would materially adversely affect the rights of holders of Perpetual Preference Shares.

We may redeem the Perpetual Preference Shares at our option, in whole or in part, at a redemption price equal to $25 per Perpetual Preference Share, plus any declared and unpaid dividends, if any, (i) at any time following the occurrence of a tax event and (ii) on July 1, 2017 and any dividend payment date thereafter.

Our 7.250% Perpetual Preference Shares are listed on the NYSE under the symbol “AHLPRB.”

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2012, 2011, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2012, and for each of the twelve months ended December 31, 2012, 2011 and 2010, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2012	2011	2010	2009	2008
	($ in millions, except per share amounts and percentages) (As Adjusted)
Summary Income Statement Data
Gross written premiums	$2,583.3	$2,207.8	$2,076.8	$2,067.1	$2,001.7
Net premiums written	2,246.9	1,929.1	1,891.1	1,836.8	1,835.5
Net premiums earned	2,083.5	1,888.5	1,898.9	1,823.0	1,701.7
Loss and loss adjustment expenses	(1,238.5)	(1,556.0)	(1,248.7)	(948.1)	(1,119.5)
Policy acquisition, general, administrative and corporate expenses(1)	(726.3)	(631.5)	(587.1)	(586.6)	(507.4)
Net investment income	204.9	225.6	232.0	248.5	139.2
Net income/(loss)	280.4	(110.1)	312.7	473.9	103.8
Basic earnings/(loss) per share	3.51	(1.88)	3.80	5.82	0.92
Fully diluted earnings/(loss) per share	3.38	(1.88)	3.62	5.64	0.89
Basic weighted average shares outstanding (millions)	71.1	70.7	76.3	82.7	83.0
Diluted weighted average shares outstanding (millions)	73.7	70.7	80.0	85.3	85.5
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned)(2)	59.4%	82.4%	65.8%	52.0%	65.8%
Expense ratio (on net premiums earned)(3)	34.9%	33.5%	30.9%	32.1%	29.8%
Combined ratio(4)	94.3%	115.9%	96.7%	84.1%	95.6%
Summary Balance Sheet Data
Total cash and investments(5)	$8,203.9	$7,624.9	$7,320.0	$6,811.9	$5,974.9
Premiums receivable(6)	1,141.8	985.1	905.0	793.4	762.5
Total assets	10,310.6	9,460.5	8,832.1	8,257.2	7,288.8
Loss and loss adjustment expense reserves	4,779.7	4,525.2	3,820.5	3,331.1	3,070.3
Reserves for unearned premiums	1,120.8	916.1	859.0	907.6	810.7
Long-term debt	499.1	499.0	498.8	249.6	249.5
Total shareholders’ equity	3,488.4	3,156.0	3,241.9	3,305.4	2,779.1
Per Share Data (Based on U.S. GAAP Balance Sheet Data):
Book value per ordinary share(7)	$42.12	$39.66	$40.96	$35.42	$28.95
Diluted book value per share (treasury stock method)(8)	$40.65	$38.21	$38.90	$34.14	$28.19
Cash dividend declared per ordinary share	$0.66	$0.60	$0.60	$0.60	$0.60

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful acquisition. For more information on the impact of ASU 2010-26 refer to Note 2(l) in our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — New Accounting Policies.”

(2)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(3)	The expense ratio is calculated by dividing policy acquisition expenses and general and administrative expenses by net premiums earned.

(4)	The combined ratio is the sum of the loss ratio and the expense ratio.

(5)	Total cash and investments include cash, cash equivalents, fixed maturities, other investments, short-term investments, accrued interest and receivables for investments sold.

(6)	Premiums receivable including funds withheld.

(7)	Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 81,506,503, 83,327,594, 70,508,013, 70,655,698 and 70,753,723 at December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

(8)	Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2008, 2009, 2010, 2011 and 2012, divided by the number of dilutive equivalent shares outstanding of 83,705,984, 86,465,357, 74,172,657, 73,355,674 and 73,312,340 at December 31, 2008, 2009, 2010, 2011 and 2012, respectively. At December 31, 2008, 2009, 2010, 2011 and 2012, there were 2,199,481, 3,137,763, 3,664,644, 2,699,976 and 2,558,617 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options

Item  7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of our operations for the twelve months ended December 31, 2012, 2011 and 2010 and of our financial condition as at December 31, 2012. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and accompanying Notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.

Aspen’s Year in Review

In 2012, Aspen celebrated its 10-year anniversary. Our success over the last 10 years reflects the support of our clients, with whom we have built strong relationships, the hard work and skill of all our people, and the diversified Reinsurance and Insurance platforms that we have built together. We made strong progress in 2012 against our strategic objectives and continued to execute our strategy to increase the size and diversity of our insurance segment. This was the first full year of contributions from a number of our U.S.-based teams and was the most significant driver for our growth in gross written premiums. We experienced a significant reduction in catastrophe-related claims compared to 2011, with Superstorm Sandy being the only event to generate significant claims in 2012 as well as the sinking of the Costa Concordia cruise liner, which was a large loss. We continued to execute our strategy to grow our business, protect our balance sheet, preserve shareholder value and position our business for future growth. For 2012, we reported a net profit of $3.38 per diluted ordinary share and return on equity of 8.5% and increased our diluted book value per share by $2.44, an increase of 6.4% from year end 2011.

Insurance.  In 2012, our insurance segment experienced losses from Superstorm Sandy and the sinking of the Costa Concordia cruise liner. Nevertheless, we achieved an underwriting profit of $6.3 million for 2012 and a combined ratio of 99.3%, compared with an underwriting profit of $30.2 million and a combined ratio of 96.1% for 2011. Gross written premiums for the segment increased by 32.8% reflecting significant growth in the U.S. but also an improvement across a number of international lines. The premium growth in the U.S. was achieved following the successful application and approval of admitted licenses in 50 U.S. states and the District of Columbia. We also continued to build out management expertise and infrastructure to support growth and development.

Reinsurance.  Our reinsurance segment had a successful year notwithstanding pre-tax losses of $129.5 million, net of reinsurance and reinstatement premiums, from Superstorm Sandy. We had good performance in each of our principal lines of business — property, casualty and specialty reinsurance. We achieved an underwriting profit of $165.4 million for 2012 and a combined ratio of 85.4%, compared with an underwriting loss of $284.5 million and a combined ratio of 125.6% for 2011. Premium production was broadly consistent with the prior year as we maintained rates for casualty business and benefited from rate increases on catastrophe-exposed accounts. Catastrophe losses in 2012 were significantly lower than in 2011 with limited losses in the first nine months of 2012 and Superstorm Sandy in the fourth quarter.

Capital management.  During 2012, we continued to execute our strategy to return excess capital to shareholders. In the second quarter, we increased our quarterly dividend from $0.15 to $0.17 per ordinary share and we returned additional funds to shareholders through the repurchase of ordinary shares. In total during 2012 we repurchased 2,168,080 ordinary shares, for a total consideration of $62.7 million. On October 24, 2012, our Board approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares, which was recently increased to $500.0 million. See “Recent Developments,” below. The share repurchase authorization permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

Financial Overview

The following overview of our 2012, 2011 and 2010 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.

Operating highlights

•	Annualized net income return on average equity of 8.5% for 2012 compared with (4.8)% in 2011 and 11.2% in 2010.

•	Gross written premiums of $2,583.3 million in 2012, an increase of 17.0% compared to 2011 and 24.4% compared to 2010, principally in the insurance segment.

•

Combined ratio for 2012 of 94.3%, including $205.0 million, or 10.8 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, compared with 115.9% for 2011, which included 31.5 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements and 96.7% for 2010, which included 9.0 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements.

•

Net favorable development on prior year loss reserves of $137.4 million, or 6.6 combined ratio points, for the year compared with $92.3 million, or 4.9 combined ratio points, for 2011 and $21.4 million, or 1.1 combined ratio points, for 2010.

Gross written premiums.  The changes in our segments’ gross written premiums for the twelve months ended December 31, 2012, 2011 and 2010 are as follows:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2012		2011		2010
	($ in millions)	% increase	($ in millions)	% increase	($ in millions)
Reinsurance	$1,227.9	3.4%	$1,187.5	2.2%	$1,162.2
Insurance	1,355.4	32.8%	1,020.3	11.6%	914.6

Total	$2,583.3	17.0%	$2,207.8	6.3%	$2,076.8

Gross written premiums increased by 17.0% in 2012 compared to 2011 due predominantly to the continued development of our U.S. insurance platform. The increase in gross written premiums in the insurance segment was across all lines, but is mainly attributable to our property and programs business. Increases in gross written premiums in our marine, energy and transportation insurance lines were mainly due to increased premiums for marine, energy and liability business which achieved significant rate increases following a series of industry losses in the past year. The increase in gross written premiums in the reinsurance segment arose from other property and casualty reinsurance business. The increase in other property is due to strong production from our proportional treaty and facultative business as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments. In 2012, we recognized $9.9 million of reinstatement premiums associated with Superstorm Sandy. In 2011, we recognized $32.5 million of reinstatement premiums associated with the New Zealand earthquakes, the Australian floods, the Japanese earthquake, the Thai floods, the U.S. storms, and other natural catastrophe events, mainly included in property catastrophe. In 2011, the principal growth in premiums was in our insurance segment, mainly from our U.S. insurance lines as we started benefiting from our investment in 2010 in the U.S.

Combined ratio.  We monitor the ratio of losses and expenses to net earned premium (the “combined ratio”) as a measure of relative performance where a lower ratio represents a better result than a higher ratio. The combined ratios for our two business segments for the twelve months ended December 31, 2012, 2011 and 2010 were as follows:

	Combined Ratios for the Twelve Months Ended December 31,
Business Segment	2012	2011	2010
Reinsurance	85.4%	125.6%	88.2%
Insurance	99.3%	96.1%	103.1%
Total	94.3%	115.9%	96.7%

The combined ratio for 2012 decreased by 21.6 percentage points compared to 2011. The decrease was primarily due to a reduction in pre-tax catastrophe losses, net of reinsurance and reinstatements, of $329.3 million of net losses from major natural catastrophes from $534.3 million in 2011 to $205.0 million in 2012 but was partially offset by an increase in the expense ratio.

In each of the years ended December 31, 2012, 2011 and 2010, we recorded a reduction in the level of reserves for prior years. In 2012, we reported net favorable development on prior year loss reserves of $137.4 million, or 6.6 combined ratio points, compared with $92.3 million, or 4.9 combined ratio points, for 2011 and $21.4 million, or 1.1 combined ratio points, for 2010.

Reserve releases increased by $45.1 million in 2012 due to a net reserve release in our reinsurance segment of $102.2 million compared to $72.3 million in 2011. The insurance segment had a $35.2 million reserve release in 2012 compared to a $20.0 million reserve release in 2011.

Reserve releases increased by $70.9 million in 2011 due mainly to a net reserve release of $20.0 million for our insurance segment compared to a $44.2 million reserve strengthening in 2010. Reserve releases were $64.2 million lower in 2010 due to less favorable developments impacting our insurance segment, particularly our casualty insurance and financial and professional lines.

Further information relating to the release of reserves can be found below under “— Reserves for Loss and Loss Adjustment Expenses — Prior Year Loss Reserves”.

Policy acquisition expenses reduced in 2012 compared to 2011 due mainly to adjustments in profit-related commission accruals and increased in 2011 from 2010 mainly due to an increase in profit-related commissions in the insurance segment. General, administrative and corporate expenses have increased to $345.1 million in 2012 from $284.5 million in 2011 and $258.6 million in 2010. The increase in 2012 is due to an increase in performance-related accruals and the continued build out of our U.S. insurance and U.K. regional platforms. General, administrative and corporate expense increased in 2011 compared to 2010 due to increases in costs associated mainly with growth in our insurance business.

Net investment income.  In 2012, we generated net investment income of $204.9 million, a decrease of 9.2% on the prior year (2011 — $225.6 million; 2010 — $232.0 million). Net investment income has steadily declined over the years from 2010 to 2012, due to the continuing decline in our reinvestment rate reflecting lower yields on investment grade fixed income securities. Relative to 2010, in 2011, lower reinvestment rates and declining book yields from fixed income securities were partially offset by $6.1 million of dividend income from global equity securities.

Taxes.  We recognized a tax expense in 2012 of $15.0 million (2011 — $37.2 million credit; 2010 — $27.6 million expense), equivalent to a consolidated rate on income before tax of 5.1% in 2012 compared to 25.3% tax credit in 2011 and 8.1% in 2010. The tax in each of the years is representative of the geographic spread of our business between taxable and non-taxable jurisdictions in such years. The tax credit in 2011 was due to a greater proportion of losses having been incurred by Operating Subsidiaries in tax paying jurisdictions, adjustments to prior years’ tax provisions as well as reductions in the U.K. corporation tax rates.

Net income.  For 2012, we reported income after taxes of $280.4 million, compared to a loss after taxes of $110.1 million in 2011, and income after taxes of $312.7 million in 2010. The increase in net income in 2012 over 2011 was due to primarily to the $417.7 million increase in underwriting income including corporate expenses which more than offset the $20.7 million reduction in investment income. The significant decrease in net income from 2011 compared to 2010 was due to total net losses after tax of $485.4 million from natural disasters in 2011 which included $223.7 million from the Japanese earthquake and tsunami, $93.8 million from the U.S. storms, $53.5 million from the Thai floods, $60.1 million from the 2011 New Zealand earthquake, $18.1 million from the Australian floods and $36.2 million from other natural catastrophes.

Dividends.  In April 2012, the Board approved an increase in the quarterly dividend on our ordinary shares from $0.15 per ordinary share to $0.17 per ordinary share (2011 — $0.15 quarterly dividend; 2010 — $0.15 quarterly dividend). Dividends paid on the preference shares in 2012 were $31.1 million (2011 — $22.8 million; 2010 — $22.8 million). The increase was due to issuance in April 2012 of additional $160.0 million of preference shares.

Shareholders’ equity and financial leverage.  Total shareholders’ equity increased from $3,156.0 million as at December 31, 2011 to $3,488.4 million as at December 31, 2012. The most significant movements were:

•	the issue of 6,400,000 7.25% perpetual non-cumulative preference shares for net proceeds of $154.5 million;

•	a $280.6 million increase in retained earnings for the period;

•	cash repurchases of 2,168,080 ordinary shares for $62.7 million; and

•	dividends paid on ordinary and preference shares of $47.0 million and $31.1 million, respectively.

As at December 31, 2012, our total shareholders’ equity included preference shares with a total value as measured by their respective liquidation preferences of $523.2 million (2011 — $363.2 million) less issue costs of $15.1 million (2011 — $9.6 million).

Our Senior Notes were the only material debt that we had issued as of December 31, 2012 and 2011 of $499.1 million and $499.0 million, respectively. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2012, this ratio was 12.5% (2011 — 13.7%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total of debt and the liquidation preference of our preference shares to total capital which was 25.3% as of December 31, 2012 (2011 — 23.3%).

Diluted book value per ordinary share at December 31, 2012 was $40.65, an increase of 6.4% compared to $38.21 at December 31, 2011.

Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

Balances as at December 31, 2012 and December 31, 2011 were:

	As at December 31, 2012	As at December 31, 2011
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,488.4	$3,156.0
Preference shares less issue expenses	(508.1)	(353.6)

Net assets attributable to ordinary shareholders	$2,980.3	$2,802.4

Issued ordinary shares	70,753,723	70,655,698
Issued and potentially dilutive ordinary shares	73,312,340	73,355,674

Market Conditions, Rate Trends and Developments in 2012 and Early 2013

Overall.  For 2012 as a whole, we achieved an approximate average rate increase of 4% on renewals across our business with approximately 5% in reinsurance and approximately 3% in insurance. Currently, the U.S. primary insurance market is achieving the most promising rate increases across the greatest number of lines. These increases are now beginning to flow through to the reinsurance market.

In our insurance segment, in early 2013 we are seeing favorable rating conditions in marine, energy and construction liability and global excess and U.S. primary casualty and a perceptibly hardening market in financial institutions both in the U.S. and internationally as well as increased deal flow in our credit, political and terrorism team.

In our reinsurance segment, in early 2013 we are seeing good rating momentum in marine and U.S. property reinsurance with an improving market in parts of our casualty business. We are also benefiting from our regional network, where we are achieving favorable rate increases for many international accounts notwithstanding a tough trading environment in those geographic markets.

Reinsurance.  January 1 is a significant renewal date in the reinsurance market. The renewal period is dominated by the U.S. and European markets. For 2012, the property catastrophe business achieved a rate increase of approximately 11%. Prior to Superstorm Sandy, there were initial indications in the market that January 1 renewal rates would be flat or declining. The loss experience from Superstorm Sandy reversed that trajectory. We achieved significant rate increases in loss affected accounts, but accounts with no loss experience were mostly flat. We are experiencing a similar trend across most of our property treaty book. For specific lines and geographies where there has been meaningful loss activity we are seeing significant rate increases. The U.S. property facultative market has responded to Superstorm Sandy with significant increases for flood cover but fire rates remain flat. The tendency for cedants to retain more risk continued during the January renewal period.

In a largely benign year for losses outside the U.S., rates in international property markets are generally flat or showing a small decrease. It is encouraging that the markets are responding to the Asian catastrophe events of 2011 with event limits becoming the norm rather than the exception and markets willing to reduce limits for business interruption and Japanese interest abroad exposures.

Casualty reinsurance achieved a rate increase of approximately 1% for 2012. The rate environment continues to vary based on line and geography. The most meaningful rate increases were within our U.S. general and professional excess and surplus lines where we have seen increases of up to approximately 5%. This trend continued in our January renewals. Overall, we remain cautious about our growth opportunities in casualty reinsurance given the prolonged low interest rate environment. It is however important to note that we do not see any significant changes in loss cost trends for this line and the rates achieved in our current account are keeping in front of any inflationary indications.

In specialty reinsurance, rates declined approximately 2% on average in 2012, with the softest rates in credit and surety reinsurance following another profitable year. The rates for the January 1 renewals were mixed. Marine was dominated by the uncertainty over the Superstorm Sandy and Costa Concordia losses. Business affected by these events experienced rate increases of up to approximately 30% with increased client risk retention. Competition in credit and surety was high with plenty of capacity supplemented by a few new entrants to the market but both primary and reinsurance contract terms and conditions remain disciplined.

Insurance.  January 1 is not a major renewal date for insurance overall. For our property insurance lines across the U.S. and the U.K. we achieved an approximate average rate increase of 5% and the U.S. property team achieved an approximate increase of 6% in 2012. We saw no major changes in the U.S. property insurance terms and conditions during the most recent quarter although we are anticipating approximate price increases at mid-year 2013 renewals in the 5% - 25% range in the loss-affected Northeast and 5% - 10% overall as the market responds to Superstorm Sandy losses.

We also expect terms and conditions for windstorm and flood to tighten in the Northeast. In our programs business, we achieved rate increases of approximately 3% for 2012 and anticipate rates increasing further in response to Superstorm Sandy losses. In our U.K. property business, the market remains very competitive but the rating environment appears to have stabilized and we continue to focus on our strict underwriting discipline.

In casualty insurance, we continue to see positive momentum in the U.S. primary casualty market. We achieved average rate increases of approximately 8% for 2012 and the outlook continues to be favorable. The global casualty market achieved an approximate average rate increase of 4% in 2012.

In our marine, energy and transportation business we achieved an overall rate increase of approximately 2% for 2012. This increase was led by our marine, energy and construction liability accounts where the market continues to harden following significant loss activity. Terms remain strong in this account and we achieved an increase of approximately 9% for 2012. The aviation market remains challenging with rate decreases of approximately 8% for 2012.

The rating environment in financial and professional lines is mixed, achieving an approximate average rate increase of 1%. Rate increases were led by the financial institutions account which increased by approximately 7% and U.S. management liability which increased by approximately 5% while rates in the U.K. remain pressured in areas such as U.K. management liability and professional indemnity accounts.

Investments.  We recognize that the low interest rate environment is likely to remain for at least the immediate future. We have evaluated investment opportunities that will help us generate increased returns, while remaining within our risk tolerances. As a result, we are increasing the total allocation of our investment portfolio to equities and BB rated securities by $200.0 million in each sector. We completed our additional investment in equities on February 1, 2013. Our additional investment in BB securities will be predominantly in bank loans and we expect to complete this in the medium term.

Recent Developments

From January 1, 2013 to February 25, 2013, we repurchased 1,344,873 ordinary shares under its Rule 10b5-1 plan at an average price of $33.95 per share for a total cost of $45.7 million.

On February 1, 2013, we announced that Aspen U.K. and Aspen Bermuda entered into an amendment to the secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009 and amended as of February 28, 2011. The amendment extends the maturity date of the credit facility to January 31, 2015.

On February 7, 2013, we announced the appointment of Mr. Gordon Ireland to our Board as a Class III director. In addition, Mr. Julian Cusack will resign as a director of the Company at the next Annual General Meeting scheduled for April 24, 2013. Mr. Cusack has stepped down from his role as Aspen’s Chief Risk Officer with effect on February 7, 2013, but will remain with us in a strategic role and as Chairman of Aspen Bermuda. Further, Mr. Ian Cormack will not stand for re-election as a director of the Company at the next Annual General Meeting scheduled for April 24, 2013.

On February 7, 2013, we announced that our Board has replaced the existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which is effective immediately through February 7, 2015, permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

On February 7, 2013, we announced that we would commence a significant and controlled reduction of our wind and earthquake exposure within our U.S. property insurance account. The decision to reduce our exposures was taken following a review of all business lines, after which we concluded that the earnings from our U.S. property insurance portfolio were excessively volatile as a result of inadequate original rates for catastrophe exposure and expensive reinsurance costs. We expect the reduction in wind and earthquake exposure to result in a release of capital over the next two years which we will utilize to repurchase shares unless other compelling opportunities emerge.

Critical Accounting Policies

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. A statement of all the significant accounting policies we use to prepare our financial statements is included in the Notes to the consolidated financial statements. If factors such as those described in Item 1A, “Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policy and calculating financial results, there could be a material adverse effect on our operating results, financial condition and liquidity.

Written Premiums

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

We refer to premiums receivable which are not fixed at the inception of the contract as adjustment premiums. The proportion of adjustment premiums included in the premium estimates varies between business lines with the largest adjustment premiums associated with property and casualty reinsurance business and the smallest with property and liability insurance lines.

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

Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $171.3 million in gross written premium in 2012 (2011 — $136.0 million), or 14.0% of our reinsurance segment, of which $52.5 million was estimated (2011 — $46.7 million) and $118.8 million was reported by the cedants (2011 — $89.3 million). Excluding the impact of fixed costs such as reinsurance premiums and operating expenses, we estimate that the impact of a $1.0 million increase in our estimated gross premiums written in our property treaty pro rata business would increase net income before tax by $0.1 million for our property reinsurance segment for the year to December 31, 2012. Conversely in the year to December 31, 2011, property treaty pro rata posted a loss and as a result a $1.0 million increase in our estimated gross premiums written would decrease our net income before tax by $0.8 million for our property reinsurance segment.

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

We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $171.3 million (2011 — $136.0 million) in our property reinsurance treaty pro rata account as of December 31, 2012, a variation of 5% could increase or reduce net income before taxation by approximately $0.9 million (2011 — $5.2 million).

Earned premiums.  Premiums are recognized as earned over the policy exposure periods. The premium related to the unexpired portion of each policy at the end of the reporting period is included in the balance sheet as unearned premiums.

Reserving Approach

We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	the cost of claims reported to us but not yet paid known as case reserves (“case reserves”);

•	the cost of claims that have not yet been reported to use known as IBNR claims; and

•	the associated expenses with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process, known as the loss adjustment expenses (“LAE”).

Prior to the selection by management of the reserves to be included in our financial statements, our actuarial team employs a number of techniques to establish a range of estimates from which they consider it reasonable for management to select a ‘best estimate’ (the “actuarial range”).

Case reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants, lawyers and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. In addition, for significant events such as Superstorm Sandy which made landfall in late October 2012 in the Northeast of the U.S., the detailed analysis of our potential exposures includes information obtained directly from cedants which has yet to be processed through market systems enabling us to reduce the time lag between a significant event occurring and establishing case reserves. This additional information is also incorporated into the analysis used to determine the actuarial IBNR. Reinsurance intermediaries are used to assist in obtaining and validating information from cedants but we establish all reserves. In addition, we may engage loss adjusters and perform on site cedant audits to validate the information provided. Disputes do occur with cedants, but the number and frequency are generally low. In the event of a dispute, intermediaries are used to try to resolve the dispute. If a resolution cannot be reached, then the contracts typically provide for binding arbitration.

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

In general terms, the IELR method is most appropriate for lines of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to modify our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for lines of business in the casualty reinsurance segment. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our treaty risk excess line of business in our reinsurance segment and marine hull line of business in our insurance segment. The Chain Ladder method is appropriate when there are relatively stable patterns of loss emergence and a relatively large number of reported claims. Typical examples are the U.K. commercial property and U.K. commercial liability lines of business in our international insurance segment.

Reserving procedures and process.  Our actuaries calculate the IELR, BF and Chain Ladder and, if appropriate, other methods for each line of business and each accident year. They then provide a range of ultimates within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies involve significant subjective judgments reflecting many factors, including but not limited to, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with our underwriting, claims, legal and finance teams in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

There are no differences between our year-end and our quarterly internal reserving procedures and processes because our actuaries perform the basic projections and analyses described above for each line of business.

Selection of reported gross reserves.  Management, through its Reserve Committees, then reviews the range of actuarial estimates, which to date it has not adjusted, and any other evidence before selecting its best estimate of reserves for each line of business and accident year. Management can select its best estimate outside the range provided by the actuaries, but to date gross reserves have been within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amounts to be recorded in the Company’s financial statements.

There are two Reserve Committees, one for each of the insurance and reinsurance segments. Common membership to both committees includes the Group Head of Risk (the acting Chair), the Group Chief Actuary, the Group Chief Financial Officer, the Chairman of Aspen Insurance and the Chief Underwriting Officer of Aspen Re. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each committee.

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

These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2012, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $128.9 million in loss reserves which would represent 43.6% of income before income tax for the twelve months ended December 31, 2012. As at December 31, 2011, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $124.9 million in loss reserves which would represent 84.8% of loss before income tax for the twelve months ended December 31, 2011.

There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, there is still the potential for adverse development from litigation associated with Hurricane Katrina. With Superstorm Sandy being the most recent catastrophe event, there remains uncertainty and potential for adverse development. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis. There is also a potential for new areas of claims to emerge as underlying this segment are many long-tail lines of business. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009. In each case, management believes that they have selected an appropriate best estimate based on current information and current analyses.

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

Actuarial range of gross reserves.  The following tables show the 10th percentile, 25th percentile, actuarial mean estimate, 75th percentile and 90th percentile together with the actual percentile that the selected loss reserves represent. The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2012. Management’s selected reserves include unallocated claims handling expenses which remain unchanged across all reserve distributions.

	As at December 31, 2012
Gross Reserves	Management’s Selected Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)
Reinsurance	$2,983.7	75%	$2,264.7	$2,452.8	$2,744.7	$2,964.1	$3,244.4
Insurance	1,796.0	72%	1,186.3	1,355.0	1,616.7	1,829.0	2,110.6
Diversification	—	—	457.7	296.1	—	(198.5)	(510.0)

Total Gross Losses and Loss Expense Reserves	$4,779.7	87%	$3,908.7	$4,103.9	$4,361.4	$4,594.6	$4,845.0

	As at December 31, 2011
Gross Reserves	Management’s Selected Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)
Reinsurance	$2,953.5	75%	$2,244.8	$2,423.6	$2,700.8	$2,941.5	$3,240.2
Insurance	1,571.7	75%	1,138.3	1,245.2	1,426.8	1,570.2	1,770.9
Diversification	—	—	402.5	250.8	—	(205.0)	(482.0)

Total Gross Losses and Loss Expense Reserves	$4,525.2	90%	$3,785.6	$3,919.6	$4,127.6	$4,306.7	$4,529.1

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

The 10th percentile represents a 1 in 10 chance that, for example, reinsurance reserves will be at or lower than $2,264.7 million. The 90th percentile represents a 1 in 10 chance that reserves will be at or greater than $3,244.4 million. Diversification reflects the fact that not all the segments are perfectly correlated; that is, we would not expect all lines of business to run off better than or worse than the mean at the same time.

If the ultimate liabilities equate to the mean actuarial estimate, then the impact from the change in loss reserves would be to increase net income before tax by $418.3 million (being the difference between the selected loss reserves of $4,779.7 million and the mean value of $4,361.4 million), although the impact of such a change is unlikely to be recognized in one calendar year due to the unwinding of experience against expectations taking many years.

Conversely, if the ultimate liabilities equate to the estimated 90th percentile, then the impact from the change in loss reserves would be to reduce net income before tax by $65.3 million (being the difference between the selected loss reserves of $4,779.7 million and the 90th percentile value of $4,845.0 million), although the impact of such a change is unlikely to be recognized in one calendar year.

Changes in loss reserve estimates would not have an immediate effect on our liquidity as settlement of insurance liabilities typically can take a number of years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” for a discussion of liquidity risks.

Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies. The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $3,908.7 million at the 10th percentile and $4,845.0 million at the 90th percentile. The actual net reserves established as at December 31, 2012 were $4,280.7 million (2011 — $4,098.6 million).

Investments

We currently classify all except $458.5 million of our fixed income maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The Company uses quoted values and other data provided by internationally recognized independent pricing sources as inputs into its process for determining the fair value of its fixed income investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.

The fair value for mortgage-backed and other asset-backed debt securities includes estimates regarding prepayment assumptions, which are based on current market conditions. Amortized cost in relation to these securities is calculated using a constant effective yield based on anticipated prepayments and estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date. Changes in estimated yield are recorded on a retrospective basis, which result in future cash flows being used to determine current book value.

Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For further discussion, see Note 2(c) in our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Results of Operations

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2012, 2011 and 2010.

Consolidated Income Statement

	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	($ in millions, except for percentages)
Revenues
Gross written premiums	$2,583.3	$2,207.8	$2,076.8
Net premiums written	2,246.9	1,929.1	1,891.1
Gross premiums earned	2,385.0	2,141.1	2,094.3
Net premiums earned	2,083.5	1,888.5	1,898.9
Net investment income	204.9	225.6	232.0
Realized and unrealized investment gains	35.4	46.8	61.1
Other income	5.6	10.5	11.6

Total Revenues	2,329.4	2,171.4	2,203.6

Expenses
Insurance losses and loss adjustment expenses	1,238.5	1,556.0	1,248.7
Policy acquisition expenses	381.2	347.0	328.5
General, administrative and corporate expenses (1)	345.1	284.5	258.6
Interest on long-term debt	30.9	30.8	16.5
Change in fair value of derivatives	28.4	59.9	0.2
Realized and unrealized investment losses	8.6	16.5	10.5
Net realized and unrealized exchange (gains)/losses	(3.4)	6.7	(2.2)
Other expense	4.7	17.3	2.5

Total Expenses	2,034.0	2,318.7	1,863.3

Income/(loss) from operations before income tax	295.4	(147.3)	340.3
Income tax (expense)/benefit	(15.0)	37.2	(27.6)

Net Income/(Loss)(1)	$280.4	$(110.1)	$312.7

Ratios
Loss ratio	59.4%	82.4%	65.8%
Expense ratio(1)	34.9%	33.5%	30.9%
Combined ratio	94.3%	115.9%	96.7%

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, see Note 2(l) in our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — New Accounting Policies.”

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2012, 2011 and 2010.

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2012		2011		2010
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Reinsurance	$1,227.9	3.4%	$1,187.5	2.2%	$1,162.2
Insurance	1,355.4	32.8%	1,020.3	11.6%	914.6

Total	$2,583.3	17.0%	$2,207.8	6.3%	$2,076.8

Gross written premiums included reinstatement premiums and other premiums receivable directly related to losses arising from all catastrophic events of $11.1 million (2011 — $32.5 million; 2010 — $12.0 million).

Total gross written premiums increased by 17.0% in 2012 compared to 2011 due predominantly to the continued development of our U.S. insurance platform. Gross written premiums in our insurance segment increased by 32.8% from 2011, primarily from the new programs business and U.S. property, which benefited from rate increases in the year and our financial and professional lines. Increases in our marine, energy and transportation insurance were mainly due to increased premiums for marine, energy and construction liability business which achieved significant rate increases following a series of industry losses in the past year. Gross written premiums in our reinsurance segment have increased due to growth in our property catastrophe and casualty business lines, which recognized loss-related additional premiums, offset by decreased premiums written in property risk excess and international casualty reinsurance within our other property reinsurance and casualty reinsurance lines, respectively. In 2011, the principal growth in premiums was in our insurance segment, mainly from our U.S. insurance lines as we started benefiting from our investment in 2010 in the U.S.

Ceded reinsurance.  Total reinsurance ceded in 2012 increased by $57.7 million compared to 2011. Ceded reinsurance premiums have increased for the insurance segment in line with increases in gross written premiums. Ceded reinsurance premiums reduced for the reinsurance segment as 2011 included additional cover purchased following significant catastrophe losses early in that year.

	Ceded Reinsurance Written Premiums for the Twelve Months Ended December 31,
Business Segment	2012		2011		2010
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Reinsurance	$71.0	(20.6)%	$89.4	104.6%	$43.7
Insurance	265.4	40.2%	189.3	33.3%	142.0

Total	$336.4	20.7%	$278.7	50.1%	$185.7

The reinsurance costs in the reinsurance segment increased significantly compared to 2010 due to the high level of catastrophes in early 2011 resulting in our decision to purchase additional cover for the third quarter’s wind season. Reinsurance costs also increased for the insurance segment in 2011 as we purchased advanced protection for our new U.S. professional lines business as well as an increase in the U.S. property program.

Net premiums earned.  Net premiums earned have increased by $195.0 million, or 10.3%, in 2012 compared to 2011, consistent with the increase in gross earned premiums and the cost of our reinsurance purchased in the period. Net premiums earned have decreased by $10.4 million, or 0.5%, in 2011 compared to 2010 due to the recognition of earned premiums associated with the additional reinsurance purchased to protect the second half of 2011 following the large losses in the first half of the year. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2012		2011		2010
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Reinsurance	1,132.4	2.2%	1,108.3	(2.9)%	1,141.8
Insurance	951.1	21.9%	780.2	3.1%	757.1

Total	$2,083.5	10.3%	$1,888.5	(0.5)%	$1,898.9

Losses and loss adjustment expenses.  Losses and loss adjustment expenses have reduced from $1,556.0 million in 2011 to $1,238.5 million in 2012 primarily due to the reduced level of catastrophe losses in 2012 compared to 2011. Losses in 2012 included $200.6 million of net losses from Superstorm Sandy, $17.1 million from losses associated with the severe weather in the U.S. in February and March 2012 and Hurricane Isaac in August 2012 as well as $38.2 million of losses in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012. In 2011, we experienced $534.3 million of net losses from natural disasters (principally the Japanese earthquake and tsunami, U.S. tornadoes, Thai floods, Australian floods and New Zealand earthquakes). In 2010, we suffered $127.9 million of net losses from the Chilean earthquake and $52.8 million from the New Zealand earthquake. Further information relating to movements in prior year reserves can be found below under “Reserves for Loss and Loss Adjustment Expenses.”

The loss ratio for 2012 of 59.4% decreased by 23.0 percentage points compared to 2011 due to the relatively benign year for catastrophes in 2012. Prior year reserve releases in our reinsurance segment increased from $72.3 million in 2011 to $102.2 million in 2012 following favorable development in U.S. casualty treaty, specialty reinsurance and other property business lines. The insurance segment had a $35.2 million reserve release in 2012 from almost all lines, but especially from property, casualty and financial and professional lines compared to $20.0 million reserve release in 2011 from the property, casualty and marine, energy and transportation insurance lines.

We have presented loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. We have defined major 2012 catastrophe losses as losses associated with the severe weather conditions in the U.S. in February and March 2012, Hurricane Isaac in August 2012 and Superstorm Sandy in October 2012. We have defined major catastrophe losses in 2011 as losses associated with the U.S. storms (specifically related to Hurricane Irene which occurred in the third quarter of 2011, and related to the tornadoes in the second quarter of 2011) in addition to losses associated with the Australian floods and the New Zealand and Japanese earthquakes which occurred in the first quarter of 2011, and movements in losses associated with the 2010 catastrophe events (Chilean and New Zealand earthquakes) which were recognized in 2011. We have defined major 2010 catastrophe losses as losses associated with the Chilean earthquake in the first quarter of 2010 and the New Zealand earthquake in the third quarter of 2010.

The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Twelve Months Ended December 31, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	56.1%	(15.4)%	40.7%
Insurance	63.4	(4.7)	58.7
Total	59.4%	(10.6)%	48.8%

For the Twelve Months Ended December 31, 2011	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	97.7%	(51.2)%	46.5%
Insurance	60.6	(1.8)	58.8
Total	82.4%	(30.9)%	51.5%

For the Twelve Months Ended December 31, 2010	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	60.7%	(15.3)%	45.4%
Insurance	73.3	—	73.3
Total	65.8%	(9.2)%	56.6%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2012, 2011 and 2010. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	Expense Ratios for the Twelve Months Ended December 31,
	2012	2011	2010
Policy acquisition expense ratio	16.0%	16.2%	15.7%
General, administrative and corporate expense ratio	14.5	13.3	12.3

Gross expense ratio	30.5	29.5	28.0
Effect of reinsurance	4.4	4.0	2.9

Total net expense ratio	34.9%	33.5%	30.9%

The policy acquisition expense ratio, gross of the effect of reinsurance, has decreased to 16.0% in 2012 from 16.2% in 2011 due to a reduction in accruals for profit-related commissions and due to changes in the mix of business written. The policy acquisition expense ratio, gross of the effect of reinsurance, increased to 16.2% in 2011 from 15.7% for 2010 mainly as a result of increased commission in our insurance segment due to changes in the mix of business written. General, administrative and corporate expenses increased by 21.3% from $284.5 million in 2011 to $345.1 million in 2012, with the increased expenditure associated with our expansion into the U.S. admitted market and U.K. regional distribution network and increases in accruals for profit-related compensation.

Changes in the acquisition and operating expense ratios to gross earned premiums, and the impact of reinsurance on net earned premiums by segment for each of the twelve months ended December 31, 2012, 2011 and 2010 are shown in the following tables:

	For the Twelve Months Ended December 31, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.2%	14.7%	16.0%
General and administrative expense ratio(1)	10.3	14.3	14.5

Gross expense ratio	27.5	29.0	30.5
Effect of reinsurance	1.8	6.9	4.4

Total net expense ratio	29.3%	35.9%	34.9%

	For the Twelve Months Ended December 31, 2011
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	16.6%	15.7%	16.2%
General and administrative expense ratio(1)	9.4	13.5	13.3

Gross expense ratio	26.0	29.2	29.5
Effect of reinsurance	1.9	6.3	4.0

Total net expense ratio	27.9%	35.5%	33.5%

	For the Twelve Months Ended December 31, 2010
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.1%	13.9%	15.7%
General and administrative expense ratio(1)	9.5	10.9	12.3

Gross expense ratio	26.6	24.8	28.0
Effect of reinsurance	0.9	5.0	2.9

Total net expense ratio	27.5%	29.8%	30.9%

(1)	The total group general and administrative expense ratio includes corporate expenses.

Net investment income.  In 2012, we generated net investment income of $204.9 million, a decrease of 9.2% on the prior year (2011 — $225.6 million, 2010 — $232.0 million). In 2012, the continuing decline in our reinvestment rate over the last twelve months reflected lower yields on investment grade fixed income securities. Relative to 2010, in 2011 lower reinvestment rates and declining book yields from fixed income securities were partially offset by $6.1 million of dividend income from global equity securities.

Foreign exchange contracts.  We use forward exchange contracts to manage foreign currency risk. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivative in the Company’s statement of operations.

At December 31, 2012, we held foreign currency derivative contracts to purchase $424.0 million of U.S. and foreign currency. For the twelve months ended December 31, 2012, these contracts incurred a loss of $5.4 million (2011 — $4.5 million gain). The foreign currency contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. At December 31, 2010, there were no outstanding foreign currency contracts.

Interest rate swaps.  As at December 31, 2012, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2011 — $1.0 billion) due to mature between June 4, 2013 and November 9, 2020. The swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. As at December 31, 2012, there was a charge in respect of the interest rate swaps of $23.0 million (2011 — $64.4 million charge).

During 2012, $80.8 million in notional amount of our interest rate swaps terminated, as a result of which we entered into $80.8 million notional 5-year interest rate swaps with termination dates in 2017. As at December 31, 2012, cash collateral with a fair value of $52.0 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2011 — $43.7 million). As at December 31, 2012, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2011 — $Nil). In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. No amount was recorded in our balance sheet as at December 31, 2012 (2011 — $Nil) for the pledged assets. Changes in the estimated fair value of derivatives are included in the statement of operations.

Other revenues and expenses.  Other revenues and expenses in 2012 include the following:

	Twelve Months Ended December 31,
	2012	2011	2010
	(in millions)
Other revenues and (expenses):
Realized and unrealized investment gains	$35.4	$46.8	$61.1
Other income	5.6	10.5	11.6
Interest on long-term debt	(30.9)	(30.8)	(16.5)
Change in fair value of derivatives.	(28.4)	(59.9)	(0.2)
Realized and unrealized investment losses	(8.6)	(16.5)	(10.5)
Net realized and unrealized foreign exchange gains/(losses)	3.4	(6.7)	2.2
Other expense	(4.7)	(17.3)	(2.5)

Total (expense)	$(28.2)	$(73.9)	$45.2

Gross realized and unrealized gains on other investments.  These represent the share of earnings from our investment in Cartesian Iris Offshore Fund L.P. (“Cartesian”). Other income / (expense) is primarily due to movements in the value of deposit accounted and funds withheld contracts. Interest payable is the interest due on our Senior Notes, with the increase in 2011 being due to our issuance of an additional $250.0 million of 6.0% Senior Notes in December 2010.

Income/(loss) before tax.  Our results before tax comprise underwriting income of $118.7 million (2011 — loss of $299.0 million; 2010 — $63.1 million); net investment income $204.9 million (2011 — $225.6 million; 2010 — $232.0 million) and other expenses of $28.2 million (2011 — $73.9 million; 2010 — other income $45.2 million). Our increase in underwriting income in 2012 compared to 2011 was due to a profitable underwriting year notwithstanding the impact of the losses from Superstorm Sandy and the Costa Concordia loss event. The reduction in underwriting income between 2010 and 2011 was mainly due to the pre-tax $505.2 million of losses net of reinsurance and reinstatement premiums in 2011 associated with the Japanese earthquake and tsunami, U.S. storms and Hurricane Irene, Thai floods, Australian floods and New Zealand earthquakes.

The reduction in investment income year on year is due to the continuing decline in our reinvestment rate over the last twelve months which reflected lower yields on investment grade fixed income securities. Other expenses are primarily corporate expenses, interest on long term debt, changes in the fair value of derivatives and investment and foreign exchange gains and losses.

The reduction in other expenses in 2012 compared to 2011 is due primarily to a $31.5 million reduction in losses from derivative contracts. The increase in 2011 compared to 2010 is due to a $59.7 million increase in losses from derivative contracts, a $20.3 million reduction in net realized and unrealized investment gains and a $14.3 million increase in interest expenses on long term debt.

Income tax expense/credit.  There was an income tax expense of $15.0 million in 2012 compared to an income tax credit of $37.2 million in 2011 and a $27.6 million tax expense in 2010. The effective tax rate in 2012 was 5.1% compared to 25.3% in 2011 and 8.1% in 2010. The tax charge in 2012 is representative of the geographic spread of our business between taxable and non-taxable jurisdictions. The tax credit in 2011 was due to a greater proportion of losses having been incurred by Operating Subsidiaries in tax paying jurisdictions, adjustments to prior years’ tax provisions as well as reductions in the U.K. corporation tax rates.

Net income/loss.  In 2012, we had net income of $280.4 million, equivalent to diluted earnings per ordinary share of $3.38 based on the weighted average number of shares in issue during the period. In 2011, we had a net loss of $110.1 million, equivalent to a basic and diluted loss per ordinary share of $1.88 based on the weighted average number of shares in issue during the period due to the significant level of catastrophe events experienced in the year. In 2010, we had net income of $312.7 million, equivalent to diluted earnings per ordinary share of $3.62 based on the weighted average number of shares in issue during the period. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share.

Underwriting Results by Operating Segments

We are organized into two business segments: Reinsurance and Insurance. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance, financial and professional lines insurance and programs business.

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

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments for the twelve months ended December 31, 2012, 2011 and 2010.

Information related to prior periods has been represented to conform to the current period presentation, where applicable.

	Twelve Months Ended December 31, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,227.9	$1,355.4	$2,583.3
Net written premiums	1,156.9	1,090.0	2,246.9
Gross earned premiums	1,208.0	1,177.0	2,385.0
Net earned premiums	1,132.4	951.1	2,083.5
Underwriting Expenses
Losses and loss expenses	635.3	603.2	1,238.5
Policy acquisition expenses	207.8	173.4	381.2
General and administrative expenses	123.9	168.2	292.1

Underwriting income	$165.4	$6.3	171.7

Corporate expenses			(53.0)
Net investment income			204.9
Realized and unrealized investment gains			35.4
Realized and unrealized investment (losses)			(8.6)
Change in fair value of derivatives			(28.4)
Interest on long-term debt			(30.9)
Net realized and unrealized foreign exchange gains			3.4
Other income			5.6
Other expenses			(4.7)

Income before income tax			295.4
Income tax expense			(15.0)

Net income			$280.4

Net reserves for loss and loss adjustment expenses	$2,811.3	$1,469.4	$4,280.7

Ratios
Loss ratio	56.1%	63.4%	59.4%
Policy acquisition expense ratio	18.4	18.2	18.3
General and administrative expense ratio(1)	10.9	17.7	16.6
Expense ratio	29.3	35.9	34.9

Combined ratio	85.4%	99.3%	94.3%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2011
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Net written premiums	1,098.1	831.0	1,929.1
Gross earned premiums	1,190.6	950.5	2,141.1
Net earned premiums	1,108.3	780.2	1,888.5
Underwriting Expenses
Losses and loss expenses	1,083.3	472.7	1,556.0
Policy acquisition expenses	197.7	149.3	347.0
General and administrative expenses (1)	111.8	128.0	239.8

Underwriting income/(loss) (1)	$(284.5)	$30.2	(254.3)

Corporate expenses			(44.7)
Net investment income			225.6
Realized and unrealized investment gains			46.8
Realized and unrealized investment (losses)			(16.5)
Change in fair value of derivatives			(59.9)
Interest on long-term debt			(30.8)
Net realized and unrealized foreign exchange gains/(losses)			(6.7)
Other income			10.5
Other (expenses)			(17.3)

(Loss) before income tax1)			(147.3)
Income tax benefit			37.2

Net (loss) (1)			$(110.1)

Net reserves for loss and loss adjustment expenses	$2,770.0	$1,328.6	$4,098.6

Ratios
Loss ratio	97.7%	60.6%	82.4%
Policy acquisition expense ratio	17.8	19.1	18.4
General and administrative expense ratio(1) (2)	10.1	16.4	15.1
Expense ratio(1)	27.9	35.5	33.5

Combined ratio(1)	125.6%	96.1%	115.9%

(1)	The application of ASU 2010-26 has resulted in a net $4.3 million increase in the general, administrative and corporate expenses for the twelve months ended December 31, 2011. For more information, see Note 2(l) in our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — New Accounting Policies.”

(2)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,162.2	$914.6	$2,076.8
Net written premiums	1,118.5	772.6	1,891.1
Gross earned premiums	1,186.4	907.9	2,094.3
Net earned premiums	1,141.8	757.1	1,898.9
Underwriting Expenses
Losses and loss expenses	693.5	555.2	1,248.7
Policy acquisition expenses	202.4	126.1	328.5
General and administrative expenses(1)	112.3	99.4	211.7

Underwriting income/(loss) (1)	$133.6	$(23.6)	110.0

Corporate expenses			(46.9)
Net investment income			232.0
Realized and unrealized investment gains			61.1
Realized and unrealized investment (losses)			(10.5)
Change in fair value of derivatives			(0.2)
Interest on long-term debt			(16.5)
Net realized and unrealized foreign exchange gains/(losses)			2.2
Other income			11.6
Other (expenses)			(2.5)

Income before income tax			340.3
Income tax (expense)			(27.6)

Net income			$312.7

Net reserves for loss and loss adjustment expenses	$2,243.9	$1,296.7	$3,540.6

Ratios
Loss ratio	60.7%	73.3%	65.8%
Policy acquisition expense ratio	17.7	16.7	17.3
General and administrative expense ratio(1) (2)	9.8	13.1	13.6
Expense ratio(1)	27.5	29.8	30.9

Combined ratio(1)	88.2%	103.1%	96.7%

(1)	The application of ASU 2010-26 has had no impact on the general, administrative and corporate expenses for the twelve months ended December 31, 2010. For more information, refer to Note 2(l) of our consolidated financial statements.

(2)	The total group general and administrative expense ratio includes the impact from corporate expenses.

Reinsurance

Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2012, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums for the Twelve Months Ended December 31,
Lines of Business	2012		2011		2010
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property catastrophe reinsurance	$311.3	1.4%	$306.9	4.8%	$292.9
Other property reinsurance	313.4	12.3%	279.1	3.8%	268.9
Casualty reinsurance	337.5	9.2%	309.1	(9.2)%	340.5
Specialty reinsurance	265.7	(9.1)%	292.4	12.5%	259.9

Total	$1,227.9	3.4%	$1,187.5	2.2%	$1,162.2

Gross written premiums in this segment were broadly in line with those in 2011 and 2010. The increase in gross written premiums arose from other property and casualty reinsurance business. The increase in other property is due to strong production from our proportional treaty and facultative business as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments.

In 2011, gross written premium increased from 2010 in specialty reinsurance due to growth in credit and surety and the recognition of loss-related additional premiums. We wrote more property catastrophe premium due to the impact of reinstatement premiums and some favorable pricing following the natural catastrophes in 2011. The increases were offset by reductions in casualty reinsurance where we continued to experience challenging market conditions and prices that did not meet our profitability requirements.

Reinsurance ceded.  Total reinsurance ceded of $71.0 million reduced by $18.4 million from 2011. The reduction in ceded reinsurance in 2012 was due to us having purchased a greater amount of reinsurance in 2011 as a result of the unusually high frequency and severity of catastrophes in 2011. Total 2011 reinsurance ceded of $89.4 million increased by $45.7 million from 2010. In 2011, the reinsurance costs increased significantly compared to 2010 due to the high level of catastrophes in early 2011 resulting in our decision to purchase additional cover for the third quarter’s wind season.

Net premiums earned.  Net premiums earned have increased by $24.1 million, or 2.2%, in 2012 compared to 2011, consistent with the increase in gross earned premiums and the reduction in the cost of our reinsurance purchased in the period. Net premiums earned decreased by $33.5 million, or 2.9%, in 2011 compared to 2010 due to the recognition of earned premiums associated with the additional reinsurance purchased to protect the second half of 2011 following the large losses in the first half of the year.

Losses and loss adjustment expenses.  The loss ratio in 2012 was 56.1% compared to 97.7% in 2011. The decrease in the loss ratio is primarily attributable to the reduced level of catastrophe losses in 2012 which experienced losses of $164.9 million from Superstorm Sandy and U.S. tornadoes while 2011 experienced losses of $552.6 million from the Australian floods, the New Zealand and Japanese earthquakes, the U.S. storms (including Hurricane Irene) and other natural catastrophes (U.S., Scandinavian and Asian weather-related events). There was also a $29.9 million increase in prior year reserve releases from $72.3 million in the twelve months ended December 31, 2011 compared to $102.2 million in 2012.

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

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $207.8 million for 2012, equivalent to 18.4% of net premiums earned (2011 — $197.7 million or 17.8% of net premiums earned; 2010 — $202.4 million or 17.7% of net premiums earned). The increase in the acquisition expense ratio is due to increases in profit commission accruals and a change in the business mix towards property proportional treaty business lines, which have higher average commission rates and away from structured risks business lines, which have lower average commission rates. The policy acquisition expense ratio of 17.8% of net premiums earned for 2011 was 0.1 percentage point higher than in 2010 due to our purchase of additional reinsurance in 2011 reducing our net earned premium.

General and administrative expenses were $123.9 million for 2012, a $12.1 million increase from 2011, attributable mainly to higher performance-related compensation accruals following the lower loss activity of 2012. The general and administrative expenses ratio of 10.1% in 2011 increased from 9.8% in 2010 due to an increase in general expenses as we continued to invest in the development of the business and growth of existing offices. The general and administrative expense ratio for the twelve months ended December 31, 2012 was 10.9% (2011—10.1%; 2010 — 9.8%).

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance, financial and professional lines insurance and programs business. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2012, 2011 and 2010, and the percentage change in gross written premiums for each line:

	Gross Written Premiums
Lines of Business	For the Twelve Months Ended December 31, 2012		For the Twelve Months Ended December 31, 2011		For the Twelve Months Ended December 31, 2010
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property insurance	$239.7	18.5%	$202.3	17.8%	$171.7
Casualty insurance	192.8	51.6%	127.2	(14.2)%	148.2
Marine, energy and transportation insurance	530.9	22.8%	432.2	(0.7)%	435.1
Financial and professional lines insurance	271.6	17.8%	230.5	44.4%	159.6
Programs	120.4	328.5%	28.1	—%	—

Total	$1,355.4	32.8%	$1,020.3	11.6%	$914.6

Overall, premiums have increased by 32.8% in 2012 compared to 2011. The increase in gross written premium is across all business lines with $207.6 million of the total increase from our U.S. based teams following our recent expansion particularly in the programs business. Increases in our marine, energy and transportation insurance were mainly due to increased premiums for marine, energy and construction liability business which achieved significant rate increases following a series of industry losses in the past year. Gross written premiums from our financial and professional lines have increased due to growth in business written by our U.S. based surety management and professional liability teams.

Premiums increased by 11.6% in 2011 compared to 2010. The increase in gross written premium was mainly attributable to the financial and professional lines where we experienced additional demand, in particular for our kidnap and ransom products, and to the continued development of our U.S. professional lines business. Increases in gross written premium in property were due to U.S. property which benefited from rate increases in the year. Gross written premiums in our casualty insurance lines reduced compared to 2010 where we declined business that did not meet our profitability requirements coupled with higher client retention in some classes. We also expanded our programs account with a major new contract for a successful New York based managing general agent which was bound in September.

Reinsurance ceded.  Reinsurance ceded for 2012 was $265.4 million, an increase of $76.1 million from 2011. Ceded reinsurance premiums have increased for the insurance segment in line with increases in gross written premiums. Reinsurance ceded in 2011 increased by $47.3 million from 2010 as we purchased advanced protection for our new U.S. professional lines business as well as an increase in the U.S. property program.

Net premiums earned.  Net premiums earned have increased by $170.9 million, or 21.9%, in 2012 compared to 2011 which is consistent with the increase in gross earned premiums and the increase in the cost of our reinsurance purchased in the period. Net premiums earned increased by $23.1 million, or 3.1%, in 2011 compared to 2010, consistent with the increase in gross written and gross earned premiums.

Losses and loss adjustment expenses.  The loss ratio for 2012 was 63.4% compared to 60.6% for 2011 (2010 — 73.3%). The deterioration in the loss ratio is the result of losses in 2012 including

$24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012 and $49.8 million of losses from claims arising from Superstorm Sandy in the fourth quarter of 2012. The increase in losses was partly offset by a $15.2 million increase in prior year reserve releases to $35.2 million compared to a $20.0 million reserve release in 2011.

In 2011, there was a $20.0 million prior year reserve release compared to a $44.2 million reserve strengthening in 2010. We experienced limited catastrophe losses in this segment of $14.2 million in 2011, while 2010 was impacted by $35.3 million of net losses from two oil pipeline spills and a gas explosion in California in addition to $10.7 million of losses from the Deepwater Horizon oil spill. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Expenses.”

Policy acquisition, general and administrative expenses.  Policy acquisition expenses of $173.4 million for 2012 were equivalent to 18.2% of net premiums earned (2011 — $149.3 million or 19.1% of net earned premium; 2010 — $126.1 million or 16.7% of net earned premium). This was mainly due to a reduction in profit-related commission accruals as well as to a change in the mix of business written where we have written a higher proportion of casualty business which has lower average commission rates. Another factor was the increase in loss related premiums in property and marine liability that do not incur additional acquisition costs. General and administrative expenses of $168.2 million in 2012 have increased from $128.0 million in 2011 mainly due to our continued build out of our U.S. operations.

Policy acquisition expenses for 2011 increased by $23.2 million from 2010 with the cost increase reflecting the increase in gross written premiums. General and administrative expenses of $128.0 million in 2011 increased by $28.6 million from 2010 mainly due to our continued build out of our U.S. operations. We had increased expenditure in 2010 associated with our expansion into the U.S. admitted market and U.K. regional distribution network offset by reductions in performance-related compensation in 2010.

Balance Sheet

Total cash and investments

At December 31, 2012 and December 31, 2011, total cash and investments, including accrued interest receivable, were $8.2 billion and $7.6 billion, respectively.

As of December 31, 2012 and December 31, 2011, the average credit rating of our fixed income portfolio was AA. We did not make any material changes to our fixed income sector positions and in September 2012 we began to build a new BB High Yield portfolio focused on the U.S. corporate market. As at December 31, 2012, we had invested $24.6 million in BB High Yield Bonds. We continued to maintain our fixed to floating interest rate swap positions with a total notional amount of $1.0 billion as at December 31, 2012 (2011 — $1.0 billion). For further discussion on interest rate swaps, see Note 9 in our consolidated financial statements, “Derivative Financial Instruments.”

Book yield at December 31, 2012 on the fixed income portfolio was 2.88%, a decrease of 49 basis points from 3.37% at December 2011, as a result of the continuing low interest rate environment. The average duration of the fixed income portfolio was 3.0 years at December 31, 2012, excluding the impact of interest rate swaps, or 2.5 years including the impact of interest rate swaps.

Unrealized gains in the available for sale investment portfolio, including equity securities, at the end of December 31, 2012 were $354.9 million, an increase of $19.1 million from 2011, and an increase of $115.4 million from 2010. Unrealized gains have increased over time as a result of the increase in market value of our fixed income and equity securities.

We continue to evaluate investment opportunities that will help us generate increased returns, while remaining within our risk tolerances. As a result, for 2013 we are increasing the total allocation of our investment portfolio to equities and BB rated securities by $200.0 million in each asset class. We have already completed our additional investment in equities on February 1, 2013. Our additional investment in BB securities will be predominantly in bank loans and we expect to complete this in the medium term.

The composition of our investment portfolio is summarized below:

	As at December 31, 2012		As at December 31, 2011
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions, except for percentages)
Fixed Income Securities — Available for Sale
U.S. Government	$1,126.3	13.8%	$932.4	12.2%
U.S. Agency	308.6	3.8	295.5	3.9
Municipal	39.7	0.5	35.6	0.5
Corporate	2,038.5	24.8	1,846.5	24.2
FDIC Corporate	—	—	72.9	0.9
Non-U.S. Government-backed Corporate	101.1	1.2	167.8	2.2
Foreign Government	641.0	7.8	660.4	8.7
Asset-backed	53.8	0.7	61.0	0.8
Non-agency Commercial Mortgage-backed	71.1	0.9	85.4	1.1
Agency Mortgage-backed	1,177.2	14.4	1,268.3	16.6

Total Fixed Income — Available for Sale	5,557.3	67.9%	5,425.8	71.1%
Fixed Income Securities — Trading
U.S. Government	9.4	0.1%	32.3	0.4%
U.S. Agency	0.2	—	1.8	—
Municipal	2.9	—	2.9	—
Corporate	414.4	5.1	349.3	4.6
Foreign Government	26.3	0.3	7.4	0.1
Asset-backed	2.9	—	0.7	—

Total Fixed Income — Trading	456.1	5.5%	394.4	5.1%
Total Other Investments	45.0	0.5	33.1	0.4
Total Equity Securities — Available for Sale	200.1	2.4	179.5	2.4
Total Short-term Investments — Available for Sale	431.5	5.3	298.2	3.9
Total Short-term Investments — Trading	2.4	—	4.1	0.1
Total Cash and Cash Equivalents	1,463.6	17.8	1,239.1	16.3
Total Net Receivable/(Payable) for Securities Sold/(Purchased)	0.2	—	1.1	—
Total Accrued Interest Receivable	47.7	0.6	49.6	0.7

Total Cash and Investments	$8,203.9	100.0%	$7,624.9	100.0%

Fixed maturities.  At December 31, 2012, the average credit quality of our fixed income book was “AA,” with 92% of the portfolio being graded “A” or higher. At December 31, 2011, the average credit quality of our fixed income book was “AA,” with 94% of the portfolio being graded “A” or higher.

Our fixed income portfolio duration as at December 31, 2012 was 2.5 years which increased from 2.2 years at the end of 2011 including the impact of the interest rate swaps.

Mortgage-Backed Securities.  The following tables summarize the fair value of our Mortgage-Backed Securities (“MBS”) by rating and class at December 31, 2012:

	AAA	AA and Below	Total
	($ in millions)
Agency mortgage-backed	$51.5	$1,125.7	$1,177.2
Non-agency commercial mortgage-backed	44.0	27.1	71.1

Total Mortgage-backed Securities	$95.5	$1,152.8	$1,248.3

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Sub-prime securities.  We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.

Other investments.  As at December 31, 2012, we had investments in two entities classified as other investments: Cartesian and Chaspark Maritime Holdings Ltd. (“Chaspark”). For further information regarding these investments, see Note 6 in our consolidated financial statements, “Investments.”

European Fixed Income & Equity Exposures.  As at December 31, 2012, we had $968.8 million, or 11.8% of our investment portfolio, invested in European issuers (December 31, 2011 — $900.0 million or 11.8%). European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. Aspen has no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain, and de minimis holdings of Spanish and Italian corporate bonds and equities.

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

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), by rating and by sector as at December 31, 2012. Equity investments included in the table below are not rated (“NR”).

	As at December 31, 2012 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$6.8	$—	$—	$—	$—	$6.8	0.7%
Belgium	—	—	35.5	—	—	3.6	39.1	4.0
Denmark	—	—	—	0.4	—	—	0.4	—
Finland	11.3	—	—	—	—	2.1	13.4	1.4
France	4.5	68.1	19.8	2.7	—	13.9	109.0	11.3
Germany	55.3	4.8	28.0	2.4	0.6	5.0	96.1	9.9
Italy	—	—	—	0.7	—	2.2	2.9	0.3
Netherlands	28.6	23.5	14.8	1.5	—	4.5	72.9	7.5
Norway	13.9	18.0	—	—	—	—	31.9	3.3
Spain	—	—	—	3.4	—	—	3.4	0.4
Sweden	—	17.7	—	1.0	—	10.0	28.7	3.0
Switzerland	8.2	29.6	72.6	2.5	—	17.4	130.3	13.4
United Kingdom	281.9	9.2	84.6	14.1	—	44.1	433.9	44.8

Total European Exposures	$403.7	$177.7	$255.3	$28.7	$0.6	$102.8	$968.8	100.0%

	As at December 31, 2012 by Sectors
Country	Sovereign	Bonds	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Market Value %	Unrealized Pre-tax Gain/(Loss)
	($ in millions except percentages)
Austria	$—	$—	$6.8	$—	$—	$—	$—	$—	$—	$$6.8	0.7%	$—
Belgium	—	—	—	—	—	—	35.5	—	3.6	39.1	4.0	1.4
Denmark	—	—	—	—	—	0.4	—	—	—	0.4	—	—
Finland	7.0	—	—	4.3	—	—	—	—	2.1	13.4	1.4	0.7
France	20.5	—	7.3	36.8	—	2.0	24.0	4.5	13.9	109.0	11.3	5.5
Germany	17.0	—	37.6	2.0	6.7	—	32.8	—	—	96.1	9.9	3.7
Italy	—	—	—	—	—	—	0.7	—	2.2	2.9	0.3	0.2
Netherlands	4.5	—	2.1	26.5	—	9.5	30.3	—	—	72.9	7.5	2.6
Norway	—	—	—	31.9	—	—	—	—	—	31.9	3.3	1.7
Spain	—	—	—	—	—	—	3.4	—	—	3.4	0.4	—
Sweden	—	—	—	5.0	—	13.7	—	—	10.0	28.7	3.0	1.9
Switzerland	4.3	—	—	—	—	44.9	59.8	3.9	17.4	130.3	13.4	10.4
United Kingdom	242.3	0.3	17.6	2.3	—	24.9	82.9	19.5	44.1	433.9	44.8	21.0

Total European Exposures	$295.6	$0.3	$71.4	$108.6	$6.7	$95.5	$269.5	$27.9	$93.3	$968.8	100.0%	$49.1

Valuation of Investments

Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. For a description of the framework, see Note 7 in our consolidated financial statements, “Fair Value Measurements.”

Valuation of Other Investments.  The value of our investment Cartesian and Chaspark is based on our shares of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Each of Cartesian and Chaspark is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Cartesian and Chaspark and evaluate the reasonableness of the valuation of our investment.

Other-than-temporary Impairment of Investments.  We review all our available for sale fixed income and equity investments on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For further discussion, see Note 2(c) in our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

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

Reserves by segment.  For the twelve months ended December 31, 2012, we had total net loss and loss adjustment expense reserves of $4,280.7 million (December 31, 2011 — $4,098.6 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,779.7 million at the balance sheet date of December 31, 2012, a total of $2,578.7 million, or 54.0%, represented IBNR claims (December 31, 2011 — $2,497.2 million and 55.2%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at December 31, 2012 and 2011:

	As at December 31, 2012			As at December 31, 2011
	Gross	Reinsurance Recoverable	Net	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,983.7	$(172.4)	$2,811.3	$2,953.5	$(183.5)	$2,770.0
Insurance	1,796.0	(326.6)	1,469.4	1,571.7	(243.1)	1,328.6

Total Losses and loss expense reserves	$4,779.7	$(499.0)	$4,280.7	$4,525.2	$(426.6)	$4,098.6

The increase in reinsurance recoverables in 2011 was due predominantly to the recognition of recoveries associated with the New Zealand earthquake and the Thai floods.

The increase in reinsurance recoverables in 2012 was due predominantly to the recognition of recoveries associated with Superstorm Sandy and the sinking of the Costa Concordia cruise liner.

The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2012 and 2011, as follows:

	As at December 31, 2012
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,356.0	$1,627.7	$2,983.7	54.6%
Insurance	845.0	951.0	1,796.0	53.0%

Total Losses and loss expense reserves	$2,201.0	$2,578.7	$4,779.7	54.0%

	As at December 31, 2011
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,281.6	$1,671.9	$2,953.5	56.6%
Insurance	746.4	825.3	1,571.7	52.5%

Total Losses and loss expense reserves	$2,028.0	$2,497.2	$4,525.2	55.2%

The two tables above are not directly comparable as the year end 2012 position reflects an additional year’s business. The increase in reserves in 2012 over 2011 therefore reflects the reserves associated with the 2012 accident year less changes in reserve estimates and payments made on earlier accident years.

Prior year loss reserves.  In the twelve months ended December 31, 2012, 2011 and 2010, there was an overall reduction of our estimate of the ultimate claims to be paid. An analysis of this reduction by segment is as follows:

Business Segment	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
	($ in millions)
Reinsurance	$102.2	$72.3	$65.6
Insurance	35.2	20.0	(44.2)

Total reduction in prior year loss reserves	$137.4	$92.3	$21.4

For the twelve months ended December 31, 2012.  The analysis of the development by each segment is as follows:

Reinsurance.  Net reserve releases for the year ended December 31, 2012 in the reinsurance segment were $102.2 million. Property reinsurance had releases of $56.9 million, primarily on the pro rata treaty, risk excess and facultative accounts due to $16.1 million reduction in reserves for 2011 and 2010 catastrophe losses and to better than expected claims development. Specialty reinsurance had releases of $19.0 million, primarily in the aviation account as a result of a reduction in the reserve for a specific claim and favorable development in the marine account. This was partly offset by some increases in reserves, most notably in our structured risks business following adverse development and additional review.

Insurance.  Net reserve releases for the year ended December 31, 2012 in the insurance segment were $35.2 million. Property, casualty and financial and professional business lines led to reserve releases of $16.3 million, $18.0 million and $8.2 million, respectively. Property lines in both the U.S. and U.K. experienced better than expected development while the excess casualty account had an absence of advised claims. The release for financial and professional lines was due predominantly to the credit and political risk account which experienced a reduction in specific claim reserves. This was partially offset with a strengthening in reserves in marine and transportation of $7.2 million, primarily in marine liability which experienced more than expected claims development in prior years.

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

Capital Management

The following table shows our capital structure at December 31, 2012 compared to December 31, 2011.

	As at December 31, 2012		As at December 31, 2011
	($ in millions, except for percentages)
Share capital, additional paid-in capital and retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,980.3	74.7%	$2,802.4	76.7%
Preference shares (liquidation preference), net of issue costs	508.1	12.8	353.6	9.7
Long-term debt	499.1	12.5	499.0	13.6

Total capital	$3,987.5	100.0%	$3,655.0	100.0%

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2012, this ratio was 12.5% (2011 — 13.6%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital and this stands at 25.3% as of December 31, 2012 (2011 — 23.3%).

The principal capital management transactions during 2012 and 2011 were as follows:

•

On February 16, 2011, an agreement was signed to repurchase 58,310 shares from the Names’ Trustee. The shares were repurchased on March 10, 2011 for a total consideration of $1.7 million and subsequently cancelled.

•

On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee for a total consideration of $6.4 million. The transaction was completed on August 10, 2011 and the shares were subsequently cancelled.

•

On February 2, 2012, our Board extended the authorization for the remaining amount of the $400.0 million ordinary share repurchase program originally authorized on February 9, 2010. In 2012, we initiated an open market share repurchase and acquired a total of 2,064,643 ordinary shares for a total amount of $59.9 million.

•

On March 9, 2012, an agreement was signed to repurchase 42,578 shares from the Names’ Trustee for a total consideration of $1.1 million and on March 23, 2012, an agreement was signed to repurchase 26,708 shares from the Names’ Trustee for a total consideration of $0.7 million. The shares under both transactions were repurchased on May 8, 2012 and subsequently cancelled.

•

On April 11, 2012, we issued 6,400,000 Perpetual Preference Shares with a liquidation preference of $25 for an aggregate amount of $160.0 million. Each Perpetual Preference Share will receive dividends on a non-cumulative basis only when declared by our Board at an annual rate of 7.250%. The Perpetual Preference Shares have no stated maturity but are callable at our option on or after the 10th anniversary of the date of issuance. We raised net proceeds of approximately $154.5 million from this issuance.

•	On April 25, 2012, our Board approved and we announced a 13.3% increase in our normal quarterly dividend to our ordinary shareholders from $0.15 per share to $0.17 per share.

•	On August 10, 2012, an agreement was signed to repurchase 34,151 shares from the Names’ Trustee. The shares were repurchased for a total consideration of $1.0 million and subsequently cancelled.

•

On October 24, 2012, our Board approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares. The share repurchase authorization replaced the previous authorization and permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

On February 7, 2013, we announced that our Board has replaced the existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by shareholders’ equity, which was $3,488.4 million at December 31, 2012 (2011 — $3,156.0 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. However, our continuing ability to access the capital markets is dependent on, among other things, market conditions, our operating results and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and security market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.

Liquidity

Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis. As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. During the year ended December 31, 2012, Aspen Holdings received a $56.5 million payment of intercompany interest in respect of an intercompany loan from Aspen U.K. Holdings. In addition, Aspen Holdings received dividends of $100.0 million (2011 — $100.0 million) from Aspen Bermuda.

As at December 31, 2012 and 2011, Aspen Holdings held $192.3 million and $125.3 million, respectively, in cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time. As at December 31, 2012, we also held $431.5 million of short-term investments that are available for sale to meet any future liquidity needs. For a discussion of the volatility and liquidity of our other investments, see Part I, Item 1A, “Risk Factors — Market and Liquidity Risks,” and for a discussion of the impact of insurance losses on our liquidity, see Part I, Item 1A, “Risk Factors — Insurance Risks.”

For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of our consolidated financial statements, “Statutory Requirements and Dividend Restrictions.”

Operating Subsidiaries.  Our Operating Subsidiaries’ sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments. Cash is used primarily to pay reinsurance premiums, losses and loss adjustment expenses, brokerage commissions, general and administrative expenses, taxes, interest, dividends and to purchase new investments.

As of December 31, 2012, our Operating Subsidiaries held approximately $1,638.0 million (2011 — $1,377.1 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and are satisfied that there was a comfortable margin of liquidity as at December 31, 2012. For all material currencies in which our underwriting activities are written we ensure that sufficient cash and short-term investments are held in such currencies to enable us to meet potential claims without liquidating long-term investments and adversely affecting our investment return. This follows the matching principle which matches our assets and liabilities in currency to mitigate foreign currency risk whenever possible.

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

Where we incur losses in currencies which are not normally held we will convert funds into the appropriate currencies to mitigate our currency risk and also make funds available to settle claims in local currencies as and when they become due. Recent examples of this have been where we have converted funds to Thai Bhatt and New Zealand Dollars to cover flood and earthquake losses in these countries. For local regulatory reasons we hold assets in trust which does limit our liquidity to some degree, however, the process of matching assets with liabilities in currency means that at any one time we will hold cash and short-term assets in all major currencies which are available to settle claims.

The liquidity of the Operating Subsidiaries is also affected by the terms of contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. See Note 18, “Commitment and Contingencies — Restricted Assets,” of our consolidated financial statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.

Consolidated cash flows for the twelve months ended December 31, 2012.  Total net cash flow from operating activities in 2012 was $502.9 million, an increase of $159.4 million from 2011. For the twelve months ended December 31, 2012, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,080.0 million in 2012, and used $317.2 million in investing and net purchases and sales of equipment during the period. The increase in paid claims over 2011 was largely due to the continued settlement of catastrophe losses that occurred in 2011. We paid ordinary and preference share dividends of $78.1 million, and $62.7 million was used to repurchase ordinary shares. At December 31, 2012, we had a balance of cash and cash equivalents of $1,463.6 million.

Consolidated cash flows for the twelve months ended December 31, 2011.  Total net cash flow from operating activities in 2011 was $343.5 million, a decrease of $280.8 million from 2010. For the twelve months ended December 31, 2011, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $982.2 million in 2011, and used $210.5 million in investing and net purchases and sales of equipment during the period. The increase in paid claims over 2010 was largely due to the catastrophes that occurred in 2011. We paid ordinary and preference share dividends of $65.3 million, and $8.1 million was used to repurchase ordinary shares. At December 31, 2011, we had a balance of cash and cash equivalents of $1,239.1 million.

Consolidated cash flows for the twelve months ended December 31, 2010.  Total net cash flow from operating activities in 2010 was $624.6 million, a decrease of $20.0 million from 2009. For the twelve months ended December 31, 2010, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $666.8 million in 2010 and received $18.4 million from market securities and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $69.3 million, and $407.8 million was used to repurchase ordinary shares. At December 31, 2010, we had a balance of cash and cash equivalents of $1,179.1 million. The balance of cash and cash equivalents increased from the issuance of $250.0 million of additional Senior Notes in December 2010.

Credit Facility.  On July 30, 2010, Aspen Holdings and its various subsidiaries replaced its then existing $450.0 million revolving credit facility with a three-year $280.0 million revolving credit facility pursuant to a credit agreement (the “credit facility”) by and among the Company, certain of our direct and indirect subsidiaries, including the Operating Subsidiaries (collectively, the “Borrowers”), the lenders party thereto, Barclays Bank PLC, as administrative agent, Citibank, NA, as syndication agent, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole CIB”), Deutsche Bank Securities Inc., U.S. Bank N.A, Lloyd’s Bank and HSBC and The Bank of New York Mellon, as co-documentation agent and as collateral agent.

The credit facility can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The revolving credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the credit facility is $280.0 million and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the credit facility by up to $75.0 million. In February 2013, we intend to give notice under our credit facility to reduce the lenders’ commitments to $200.0 million. The credit facility will expire on July 30, 2013. As of December 31, 2012, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increased based on the consolidated leverage ratio of the Company.

Under the credit facility, we must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010.

The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35%. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions, purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best financial strength rating of B++; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facility also includes covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Letters of Credit Facility.  On July 30, 2012, Aspen Bermuda and Citibank Europe PLC replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will expire in two separate tranches; Tranche II, which consists of $300.0 million, will expire on June 30, 2013, and Tranche I, which consists of the remaining maximum aggregate amount of $650.0 million, expires on June 30, 2014. As at December 31, 2012, we had $839.1 million of outstanding collateralized letters of credit under this facility compared to $837.8 million at December 31, 2011.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2012, we had $37.5 million of outstanding collateralized letters of credit under this facility. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations (other than our obligations to employees, our Perpetual PIERS and our Perpetual Preference Shares) under long-term debt, operating leases and reserves relating to insurance and reinsurance contracts as of December 31, 2012:

	Payments Due By Period
Contractual Basis	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in millions)
Operating lease obligations	$56.2	$11.5	$22.0	$13.7	$9.0
Long-term debt obligations(1)	500.0	—	250.0	—	250.0
Reserves for losses and loss adjustment expenses(2)	4,779.7	1,353.9	1,805.2	718.0	902.6

Total	$5,335.9	$1,365.4	$2,077.2	$731.7	$1,161.6

(1)	The long term debt obligations disclosed above do not include the $30.0 million annual interest payable on our outstanding Senior Notes.

(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “— Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

For a detailed description of our operating lease obligations, see Part I, Item 2, “Properties.”

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2013, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Reconciliation of Non-U.S. GAAP Financial Measures

Adjusted diluted book value per ordinary share, a non-U.S. GAAP measure, is calculated by adding back ordinary dividends to shareholders’ equity at the end of the year. We believe that adding back ordinary dividends provides a more consistent and useful measurement of total shareholder value, which supplements U.S. GAAP information.

	As at December 31, 2012	As at December 31, 2011
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,488.4	$3,156.0
Preference shares less issue expenses	(508.1)	(353.6)
Ordinary dividends	47.0	42.5

Total shareholders’ equity	$3,027.3	$2,844.9

Ordinary shares	70,753,723	70,655,698
Diluted ordinary shares	73,312,340	73,355,674

	As at December 31, 2012	As at December 31, 2011
	($ in millions)
Total shareholders’ equity	$3,488.4	$3,156.0
Average preference shares	(460.6)	(353.6)
Average adjustment	(94.0)	(25.9)

Average Equity	$2,933.8	$2,776.5

Average equity, a non-U.S. GAAP financial measure, is calculated by the arithmetic average on a monthly basis for the stated periods excluding (i) preference shares, (ii) after-tax unrealized appreciation or depreciation on investments and (iii) the average after-tax unrealized foreign exchange gains and losses. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. Dollar and the British Pound. Therefore, we believe that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements U.S. GAAP information.

	As at December 31, 2012	As at December 31, 2011
	($ in millions)
Net income/(loss) after tax	$280.4	$(110.1)
Add (deduct) after tax income:
Net realized and unrealized investment (gains)/losses	(2.7)	39.6
Net realized and unrealized exchange losses	2.2	0.1

Operating income/(loss) after tax	$279.9	$(70.4)

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

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

As at December 31, 2012, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion due to mature between June 4, 2013 and November 9, 2020. The swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

As at December 31, 2012, our fixed income portfolio had an approximate duration of 3.0 years excluding the duration impact of the interest rate swaps. The table below depicts interest rate change scenarios and the effect on our available for sale and trading assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market Value	$6,640.7	$6,544.0	$6,447.3	$6,350.6	$6,253.9
Gain/Loss	$193.4	$96.7	$—	$(96.7)	$(193.4)
Percentage of Portfolio	3.0%	1.5%	—	(1.5)%	(3.0)%
Corresponding percentage at December 31, 2011	2.9%	1.4%	—	(1.4)%	(2.9)%

Value at Risk (“VaR”).  We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations. At the end of December 2012, our short VaR was 1.4% and our long VaR was 1.8%.

Equity risk.  We have invested in equity securities which had a fair market value of $200.1 million at December 31, 2012, equivalent to 2.5% of the total of investments and cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As of December 31, 2012, approximately 80.6% of our cash and investments was held in U.S. Dollars (2011 — 79.7%), approximately 7.9% were in British Pounds (2011 — 7.7%) and approximately 11.4% were in currencies other than the U.S. Dollar and the British Pound (2011 — 12.6%). For the twelve months ended December 31, 2012, 12.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2011 — 18.0%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2013.

Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2012 would have impacted reported net comprehensive income by approximately $0.5 million (2011 — $5.5 million).

We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward foreign currency exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign currency exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign currency forward contracts are recognized in the statement of operations as changes in fair value of derivatives. For the twelve months ended December 31, 2012, the impact of foreign currency contracts on net income was $5.4 million loss (2011 — $4.5 million gain).

Credit risk.  As at December 31, 2012, we had notional amounts of interest rate swaps of $1.0 billion with two counterparties, Goldman Sachs International (“Goldman”) ($500 million notional) and Crédit Agricole CIB ($500 million notional) under respective ISDA agreements. As at December 31, 2011, we had notional amounts of interest rate swaps of $1 billion with two counterparties, Goldman ($500 million notional) and Crédit Agricole CIB ($500 million notional) under respective ISDA agreements.

As of December 31, 2012, our swap positions (Net Present Value or (“NPV”)) under each of our interest rate swaps with Goldman and Crédit Agricole CIB were “negative” (i.e., in favor of Goldman and Crédit Agricole CIB) for which we posted collateral with a market value of $19.4 million in favor of Goldman and $32.6 million in favor of Crédit Agricole CIB.

Below is a description of the main processes and procedures we have undertaken to assess the financial strength and ability of our swap counterparties to perform their obligations:

•	We have ISDA master agreements with multiple potential counterparties to diversify our counterparty credit risk exposure as we deem appropriate.

•

We view senior unsecured debt ratings as the key factor in assessing the financial strength and probability of default of a counterparty. Accordingly, as of December 31, 2012, we have only entered into interest rate swap transactions with swap counterparties who have (or whose obligations are guaranteed by an affiliate that has) a senior unsecured debt rating of at least “A–”. As at December 31, 2012, the Goldman Sachs Group (the guarantor of the obligations of Goldman under the Goldman ISDA Agreement) was rated “A3” from Moody’s and “A–” from S&P and Crédit Agricole CIB was rated “A2” from Moody’s and “A” from S&P.

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

As of December 31, 2012, we estimated our maximum loss due to counterparties defaulting to be in the range of $3 million to $12 million, if we assume daily movement in the value of the swap of between 10 and 40 basis points. As collateral obligations are calculated on a daily basis, from a counterparty credit risk exposure we focus on the daily movement in the value of the swap. In the past eight years (2005-2012 inclusive), the biggest one day move in the swap market (using the 5 year swap as a proxy) was 39 basis points. If that movement were to occur in our favor, then our total exposure to counterparties we have as at December 31, 2012 would be approximately $6 million to each counterparty.

We also have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2012, the average rating of fixed income securities in our investment portfolio was “AA” (December 31, 2011 — “AA”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A3” by Moody’s & “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s & long term issuer credit rating of “A” by S&P).

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

The total amount recoverable by the Company from reinsurers at December 31, 2012 is $499.0 million (2011 — $426.6 million). Of the balance at December 31, 2012, 20.2% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P and 10.5% is with Munich Re rated A+ by AM Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the design and operation of the Company’s disclosure controls and procedures as of the end of the period of this report. Our management does not expect that our disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. As a result of the inherent limitations in a cost-effective control system, misstatement due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure requirements are met. Based on the evaluation of the disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports filed or submitted to the SEC under the Exchange Act by the Company is recorded, processed, summarized and reported in a timely fashion, and is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the section captioned “Management” of our Proxy Statement for our 2013 Annual General Meeting of shareholders.

Our Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” which applies to all of our employees, officers and directors, including our Group Chief Executive Officer and Chief Financial Officer. Copies of this code can be found at www.aspen.co and may be obtained in print, without cost, by writing to Aspen Insurance Holdings Ltd., Attention: Secretary, 141 Front Street, Hamilton HM19, Bermuda.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Non-Employee Director Compensation” of our Proxy Statement for our 2013 Annual General Meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Beneficial Ownership” of our Proxy Statement for our 2013 Annual General Meeting of shareholders.

Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table as at December 31, 2012:

Equity Compensation Plan Information

	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders	3,094,154	$9.01	1,346,740
Equity compensation plans not approved by security holders	—	—	—
Total	3,094,154	$9.01	1,346,740

(1)	The weighted average exercise price calculation includes option exercise prices between $16.20 and $27.28 plus outstanding RSUs and performance shares which have a $Nil exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the sections captioned “Related Transactions” and “Director Independence” of our Proxy Statement for our 2013 Annual General Meeting of shareholders.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated herein by reference from the information to be included in our Proxy Statement for our 2013 Annual General Meeting of shareholders.

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

3. Exhibits:

Exhibit Number	Description
3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

3.2	Amendments to the Memorandum of Association (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 4, 2009)

3.3	Amended and Restated Bye-laws (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009)

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

4.2	Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)

4.3	Indenture between Aspen Insurance Holdings Limited and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))

4.4	First Supplemental Indenture by and between Aspen Insurance Holdings Limited, as issuer and Deutsche Bank Trust Company Americas, as trustee dated as of August 16, 2004 (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))

4.5	Second Supplemental Indenture, dated December 10, 2010, to the Base Indenture, dated as of August 16, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2010).

4.6	Certificate of Designations of the Company’s Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

Exhibit Number	Description
4.7	Specimen Certificate for the Company’s Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

4.8	Certificate of Designations of the Company’s Preference Shares, dated December 12, 2005 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

4.9	Specimen Certificate for the Company’s Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 13, 2005)

4.10	Form of Certificate of Designations of the Company’s 7.401% Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

4.11	Specimen Certificate for the Company’s 7.401% Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

4.12	Form of Certificate of Designations of the Company’s 7.250% Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 11, 2012)

4.13	Specimen Certificate for the Company’s 7.250% Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2012)

4.14	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

10.1	Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003 among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.2	Third Amended and Restated Registration Rights Agreement dated as of November 14, 2003 among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.3	Service Agreement dated September 24, 2004 among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*

10.4	Employment Agreement between John Worth and Aspen Insurance UK Services Limited, filed with this report (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012)*

Exhibit Number	Description
10.5	Amended and Restated Service Agreement between Julian Cusack and Aspen Insurance UK Services Limited, dated October 27, 2011 (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended September 30, 2011, filed on November 7, 2011)*

10.6	Amended and Restated Service Agreement between Julian Cusack and Aspen Insurance UK Services Limited, dated February 25, 2013 filed with this report*

10.7	Service Agreement dated April 3, 2007 among Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2007)*

10.8	Amendment to Richard David Houghton’s Service Agreement, dated May 13, 2008 (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed on August 6, 2008)*

10.9	Letter to Richard David Houghton dated April 3, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2007)*

10.10	Compromise Agreement, dated February 22, 2012 between Richard David Houghton and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.65 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28, 2012)*

10.11	Service Agreement dated March 10, 2005 between James Few and Aspen Insurance Limited (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.12	Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*

10.13	Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.14	Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*

10.15	Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.16	Employment Agreement dated February 25, 2011 between Mario Vitale and Aspen Insurance U.S. Services Inc., incorporated herein by reference to exhibit 10.6 to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012)*

Exhibit Number	Description
10.17	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated April 19, 2007 (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed on May 9, 2007)*

10.18	Appointment Letter between Glyn Jones and Aspen Insurance Holdings Limited, dated May 6, 2010 (incorporated herein by reference to exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.19	Richard David Houghton’s Restricted Share Unit Award Agreement, as amended, effective October 27, 2009 , (incorporated herein by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.20	John Worth’s Restricted Share Unit Award Agreement, effective November 1, 2012, filed with this report*

10.21	Supplemental Employment Retirement Plan for Mario Vitale filed with this report*

10.22	Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.23	Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed on November 10, 2008)*

10.24	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.25	Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*

10.26	Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed on November 10, 2008)*

10.27	Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*

10.28	Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.29	Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

Exhibit Number	Description
10.30	Form of 2009 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2009, filed on August 4, 2009)*

10.31	Form of 2010 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.32	Form of 2011 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28, 2012)*

10.33	Form of 2012 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2012, filed on May 7, 2012)*

10.34	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.35	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*

10.36	Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for six months ended June 30, 2008, filed on August 6, 2008)*

10.37	Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)*

10.38	Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed on November 10, 2008)*

10.39	Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated herein by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for nine months ended September 30, 2008, filed on November 10, 2008)*

10.40	Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients) (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2012, filed on May 7, 2012)*

10.41	Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (non-U.S. recipients) (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2012, filed on May 7, 2012)*

Exhibit Number	Description
10.42	Master Confirmation, dated as of November 10, 2010, between the Company and Barclays Bank PLC relating to the accelerated share purchase program, (incorporated herein by reference to Exhibit 10.55 to the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011)

10.43	Supplemental Confirmation, dated as of January 5, 2010, between the Company and Goldman, Sachs & Co. relating to a collared accelerated stock buyback (incorporated herein by reference to exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)**

10.44	Supplemental Confirmation, dated as of November 10, 2010, between the Company and Barclays Bank PLC relating to the accelerated share purchase program, (incorporated herein by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011)**

10.45	Credit Agreement dated as of July 30, 2010, among Aspen Insurance Holdings Limited, various lenders and Barclays Bank PLC, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010)

10.46	Committed Letter of Credit Facility dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.47	Insurance Letters of Credit — Master Agreement dated December 15, 2003 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.48	Pledge Agreement dated January 17, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.49	Side Letter relating to the Pledge Agreement, dated January 27, 2006 between Aspen Insurance Limited and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.50	Assignment Agreement dated October 11, 2006 among Aspen Insurance Limited, Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.51	Letter Agreement dated October 11, 2006 between Aspen Insurance Limited and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.52	Amendment to Committed Letter of Credit Facility dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.53	Amendment to Pledge Agreement dated October 29, 2008 between Aspen Insurance Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

Exhibit Number	Description
10.54	Letter of Credit between Aspen Insurance Limited and Citibank Europe plc dated April 29, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)

10.55	Letter of Credit between Aspen Insurance Limited and Citibank Europe plc, dated August 12, 2011 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.56	Letter of Credit between Aspen Bermuda Limited and Citibank Europe plc, dated July 30, 2012 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2012)

10.57	Amendment to Pledge Agreement between Aspen Insurance Limited and Citibank Europe plc dated August 12, 2011 (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.58	$200,000,000 Facility Agreement between Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank PLC dated October 6, 2009 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)

10.59	First Amendment Agreement to Multicurrency Letter of Credit Facility dated February 28, 2011 among Aspen Insurance Limited, Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011)

10.60	Amendment Letter to Multicurrency Letter of Credit Facility dated February 1, 2013 among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013)

21.1	Subsidiaries of the Company, filed with this report

23.1	Consent of KPMG Audit Plc, filed with this report

24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

31.2	Officer Certification of John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

Exhibit Number	Description
101	The following financial information from Aspen Insurance Holdings Limited’s annual report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text and in detail***

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.

***	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for the purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Insurance Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

By:	/s/ Christopher O’Kane
Name: Christopher O’Kane
Title: Chief Executive Officer

Date: February 26, 2013

POWER OF ATTORNEY

Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Christopher O’Kane and John Worth, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith and any and all amendments thereto to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 26th day of February, 2013.

Signature	Title
/s/ Glyn Jones	Chairman and Director
Glyn Jones

/s/ Christopher O’Kane	Chief Executive Officer and Director (Principal Executive Officer)
Christopher O’Kane

/s/ John Worth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John Worth

/s/ Liaquat Ahamed	Director
Liaquat Ahamed

/s/ Albert Beer	Director
Albert Beer

/s/ Richard Bucknall	Director
Richard Bucknall

Signature	Title

/s/ John Cavoores	Director
John Cavoores

/s/ Ian Cormack	Director
Ian Cormack

/s/ Julian Cusack	Director
Julian Cusack

/s/ Heidi Hutter	Director
Heidi Hutter

/s/ Gordon Ireland	Director
Gordon Ireland

/s/ Peter O’Flinn	Director
Peter O’Flinn

/s/ Ronald Pressman	Director
Ronald Pressman

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2012.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:

We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2012 and 2011, and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In addition we have audited the financial statement schedules on pages S-2 to S-8. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, on the financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2(l) to the consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs in 2012.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc

KPMG Audit Plc

London, United Kingdom

February 26, 2013

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For The Twelve Months Ended December 31, 2012, 2011 and 2010

($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2012	2011	2010
Revenues		(As Adjusted )	(As Adjusted )
Net earned premium	$2,083.5	$1,888.5	$1,898.9
Net investment income	204.9	225.6	232.0
Realized and unrealized investment gains	35.4	46.8	61.1
Other income	5.6	10.5	11.6

Total revenues	2,329.4	2,171.4	2,203.6

Expenses
Losses and loss adjustment expenses	1,238.5	1,556.0	1,248.7
Policy acquisition expenses	381.2	347.0	328.5
General, administrative and corporate expenses (1)	345.1	284.5	258.6
Interest on long-term debt	30.9	30.8	16.5
Change in fair value of derivatives	28.4	59.9	0.2
Realized and unrealized investment losses	8.6	16.5	10.5
Net realized and unrealized foreign exchange (gains)/losses	(3.4)	6.7	(2.2)
Other expenses	4.7	17.3	2.5

Total expenses	2,034.0	2,318.7	1,863.3

Income/(loss) from operations before income tax	295.4	(147.3)	340.3
Income tax (expense)/credit	(15.0)	37.2	(27.6)

Net income/(loss) for the year (1)	$280.4	$(110.1)	$312.7
Add: Loss attributable to non-controlling interest	0.2	0.1	0.3

Net income/(loss) attributable to Aspen Insurance Holdings Limited’s ordinary shareholders(1)	$280.6	$(110.0)	$313.0

Other Comprehensive Income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	2.0	(16.6)	(21.0)
Change in net unrealized gains on available for sale securities held	7.8	110.1	77.8
Amortization of loss on derivative contract	0.2	0.3	0.2
Change in foreign currency translation adjustment	(11.5)	10.8	10.0

Other comprehensive (loss)/income	(1.5)	104.6	67.0

Comprehensive income/(loss) attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$279.1	$(5.4)	$380.0

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic (2)	71,095,856	70,665,166	76,342,632
Diluted (2)	73,689,423	70,665,166	80,014,738
Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$3.51	$(1.88)	$3.80

Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$3.38	$(1.88)	$3.62

(1)

In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these consolidated financial statements.

(2)	The basic and diluted number of ordinary shares for the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

As at December 31, 2012 and 2011

($ in millions, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS		(As Adjusted	)
Investments
Fixed income maturities, available for sale at fair value (amortized cost — $5,228.5 and $5,099.7)	$5,557.3	$5,425.8
Fixed income maturities, trading at fair value (amortized cost — $431.6 and $380.4)	456.1	394.4
Equity securities, available for sale at fair value (cost— $174.0 and $169.8)	200.1	179.5
Other investments, equity method	45.0	33.1
Short-term investments, available for sale at fair value (amortized cost — $431.5 and $298.2)	431.5	298.2
Short-term investments, trading at fair value (amortized cost — $2.4 and $4.1)	2.4	4.1

Total investments	6,692.4	6,335.1
Cash and cash equivalents	1,463.6	1,239.1
Reinsurance recoverables
Unpaid losses	499.0	426.6
Ceded unearned premiums	122.6	87.8
Receivables
Underwriting premiums	1,057.5	894.4
Other	68.5	69.7
Funds withheld	84.3	90.7
Deferred policy acquisition costs (1)	223.0	184.5
Derivatives at fair value	2.0	1.3
Receivable for securities sold	0.2	1.1
Office properties and equipment	57.9	53.9
Tax recoverable	2.4	19.5
Other assets	18.2	36.8
Intangible assets	19.0	20.0

Total assets (1)	$10,310.6	$9,460.5

(1)     In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED BALANCE SHEETS

As at December 31, 2012 and 2011

($ in millions, except share and per share amounts)

	December 31, 2012	December 31, 2011
LIABILITIES		(As Adjusted	)
Insurance reserves
Losses and loss adjustment expenses	$4,779.7	$4,525.2
Unearned premiums	1,120.8	916.1

Total insurance reserves	5,900.5	5,441.3
Payables
Reinsurance premiums	154.1	155.8
Deferred taxation	11.8	18.5
Current taxation	—	—
Accrued expenses and other payables	249.3	187.8
Liabilities under derivative contracts	7.4	2.1

Total payables	422.6	364.2
Long-term debt	499.1	499.0

Total liabilities	$6,822.2	$6,304.5

Commitments and contingent liabilities (see Note 18)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,753,723 shares of 0.15144558¢ each (2011 — 70,655,698)	0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (2011 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2011 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (2011 — Nil)	—	—
Non-controlling interest	0.2	0.4
Additional paid-in capital	1,516.7	1,385.0
Retained earnings (1)	1,544.0	1,341.6
Accumulated other comprehensive income, net of taxes	427.4	428.9

Total shareholders’ equity (1)	3,488.4	3,156.0

Total liabilities and shareholders’ equity (1)	$10,310.6	$9,460.5

(1)     In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For The Twelve Months Ended December 31, 2012, 2011 and 2010

($ in millions)

	Twelve Months Ended December 31,
	2012	2011	2010
Ordinary shares		(As Adjusted )	(As Adjusted )
Beginning and end of the year	$0.1	$ 0.1	$ 0.1

Preference shares
Beginning and end of the year	—	—	—

Non-controlling interest
Beginning of the year	0.4	0.5	—
Introductory capital	—	—	0.8
Net (loss) attributable to non-controlling interest for the year	(0.2)	(0.1)	(0.3)

End of the year	0.2	0.4	0.5

Additional paid-in capital
Beginning of the year	1,385.0	1,388.3	1,763.0
New ordinary shares issued	22.1	0.8	20.3
Ordinary shares repurchased and cancelled	(62.7)	(8.1)	(407.8)
Preference shares issued	154.5	—	—
Share-based compensation	17.8	4.0	12.8

End of the year	1,516.7	1,385.0	1,388.3

Retained earnings
Beginning of the year(1)	1,341.6	1,517.0	1,273.3
Net income/(loss) for the year (1)	280.4	(110.1)	312.7
Dividends on ordinary shares	(47.0)	(42.5)	(46.5)
Dividends on preference shares	(31.1)	(22.8)	(22.8)
Dividends due to non-controlling interest	(0.1)	(0.1)	—
Net loss attributable to non-controlling interest for the year	0.2	0.1	0.3

End of the year (1)	1,544.0	1,341.6	1,517.0

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	124.2	113.4	103.4
Change for the year, net of income tax	(11.5)	10.8	10.0

End of the year	112.7	124.2	113.4

Loss on derivatives, net of taxes:
Beginning of the year	(0.7)	(1.0)	(1.2)
Reclassification to interest payable	0.2	0.3	0.2

End of the year	(0.5)	(0.7)	(1.0)

Unrealized appreciation on investments, net of taxes:
Beginning of the year	305.4	211.9	155.1
Change for the year, net of taxes	9.8	93.5	56.8

End of the year	315.2	305.4	211.9

Total accumulated other comprehensive income, net of taxes	427.4	428.9	324.3

Total shareholders’ equity (1)	$3,488.4	$ 3,156.0	$ 3,230.2

(1)     In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2012, 2011 and 2010

($ in millions)

	Twelve Months Ended December 31,
	2012	2011	2010
Cash flows from operating activities:		(As Adjusted )	(As Adjusted )
Net income/(loss) (1)	$280.4	$(110.1)	$312.7
Proportion due to non-controlling interest	0.2	0.1	0.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38.8	28.1	21.4
Share-based compensation	17.8	4.0	12.8
Realized and unrealized investment (gains)	(35.4)	(46.8)	(61.1)
Realized and unrealized investment losses	8.6	16.5	10.5
Net realized and unrealized investment foreign exchange losses	1.9	—	—
Loss on derivative contracts	0.2	0.3	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	211.9	700.2	509.2
Unearned premiums	198.3	60.3	(42.8)
Reinsurance recoverables:
Unpaid losses	(70.4)	(146.6)	40.0
Ceded unearned premiums	(34.0)	(25.2)	39.5
Other receivables	1.6	(1.8)	—
Accrued investment income and other receivables	—	—	(3.1)
Deferred policy acquisition costs (1)	(37.6)	(29.5)	(2.3)
Reinsurance premiums payable	(2.3)	42.6	3.2
Funds withheld	6.4	(7.4)	1.8
Premiums receivable	(165.9)	(63.5)	(119.7)
Deferred taxes	(20.8)	(36.0)	(29.9)
Income tax payable	18.3	(32.1)	2.2
Accrued expenses and other payable	52.4	(10.4)	(50.8)
Fair value of derivatives and settlement of liabilities under derivatives	7.7	9.7	(9.3)
Long-term debt	0.1	0.2	—
Intangible assets	—	—	0.8
Other assets	18.2	(9.1)	(11.3)

Net cash generated by operating activities	$496.4	$ 343.5	$624.3

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these consolidated financial statements.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2012, 2011 and 2010

($ in millions)

	Twelve Months Ended December 31,
	2012	2011	2010
Cash flows generated (used in)/from investing activities:
(Purchases) of fixed income maturities – Available for sale	$(1,529.6)	$(1,784.4)	$(2,096.8)
(Purchases) of fixed income maturities – Trading	(300.8)	(378.6)	(710.4)
Proceeds from sales and maturities of fixed income maturities – Available for sale	1,416.5	1,823.5	2,050.7
Proceeds from sales and maturities of fixed income maturities – Trading	257.2	389.9	661.3
(Purchases) of equity securities – Available for sale	(53.1)	(205.4)	—
Proceeds from sales of equity securities – Available for sale	46.9	29.2	—
Net (purchases)/sales of short-term investments	(122.7)	(13.3)	91.8
Net change in (payable)/receivable for securities (purchased)/sold	1.1	(41.5)	52.3
Payments for acquisitions net of cash acquired	—	—	(13.4)
Non-controlling interest introductory capital	—	—	0.8
Investment in Chaspark Maritime Holdings Ltd	(8.7)	—	—
Purchase of equipment	(24.0)	(29.9)	(17.9)

Net cash generated from/(used in) investing activities	(317.2)	(210.5)	18.4

Cash flows from/(used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	22.1	0.8	20.3
Proceeds from the issuance of preference shares, net of issuance costs	154.5	—	—
Ordinary shares repurchased	(62.7)	(8.1)	(407.8)
Proceeds from issuance of long-term debt	—	—	249.2
Dividends paid on ordinary shares	(47.0)	(42.5)	(46.5)
Dividends paid on preference shares	(31.1)	(22.8)	(22.8)
Dividends paid to non-controlling interest	(0.1)	(0.1)	—

Net cash from/(used in) financing activities	35.7	(72.7)	(207.6)

Effect of exchange rate movements on cash and cash equivalents	9.6	(0.3)	(4.4)

Increase in cash and cash equivalents	224.5	60.0	430.7
Cash and cash equivalents at beginning of year	1,239.1	1,179.1	748.4

Cash and cash equivalents at end of year	$1,463.6	$1,239.1	$1,179.1

Supplemental disclosure of cash flow information:
Cash paid during the year for income tax	$11.0	$24.8	$56.0
Cash paid during the year for interest	$30.0	$30.2	$15.0

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Twelve Months Ended December 31, 2012, 2011 and 2010

($ in millions, except share and per share amounts)

1.	History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002, and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

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

(b)	Accounting for Insurance and Reinsurance Operations

Premiums Earned.    Premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statements of operations, net of the cost of purchased reinsurance. Premiums written which are not yet recognized as earned premium are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, include estimates for premiums which have not yet been finally determined. These relate mainly to contractual provisions for the payment of adjustment or additional premiums, premiums payable under proportional treaties and delegated underwriting authorities and reinstatement premiums.

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

Outward reinsurance premiums are accounted for using the same accounting methodology as we use for inwards premiums. Premiums payable under reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while those arising from “risks attaching during” policies are expensed over the earnings period of the premiums receivable from the reinsured business.

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

Reinsurance.    Written premiums, earned premiums, incurred claims, LAE and policy acquisition costs all reflect the net effect of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance arises from contracts under which other insurance companies agree to share certain risks with the Company.

Reinsurance accounting is followed when there is significant timing risk, significant underwriting risk and a reasonable possibility of significant loss.

Reinsurance does not isolate the ceding company from its obligations to policyholders. In the event that a reinsurer fails to meet its obligations, the ceding company’s obligations remain. The Company regularly evaluates the financial condition of its reinsurers and monitors the concentration of credit risk to minimize its exposure to financial loss from reinsurers’ insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.

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

For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR claims, reserves are estimated using a number of established actuarial methods to establish a range of estimates from which a management best estimate is selected. Both case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability, policy coverages and inflation.

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

Policy Acquisition Expenses.    The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and include commissions, premium taxes and profit commissions. With the exception of profit commissions, these expenses are incurred when a policy is issued and are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. Profit commissions are estimated based on the related performance criteria evaluated at the balance sheet date, with subsequent changes to those estimates recognized when they occur.

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

General, Administrative and Corporate Expenses.    These costs represent the expenses incurred in running the business and include, but are not limited to: compensation costs for employees, rental costs, IT development and operating costs and professional and consultancy fees. General, policy and administrative costs directly attributable to the successful acquisition of business are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. When reporting the results for its operating segments, the Company includes expenses which are directly attributable to the segment plus an allocation of central administrative costs. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are related to the Company’s operations which include group executive costs, group finance costs, group legal and actuarial costs and certain strategic costs.

(c)	Accounting for Investments, Cash and Cash Equivalents

Fixed Income Maturities.    The fixed income maturity portfolio comprises securities issued by governments and government agencies, corporate bonds and mortgage and other asset-backed securities. Investments in fixed maturities are classified as available for sale or trading and are reported at estimated fair value in the consolidated balance sheet. Investment transactions are recorded on the trade date with balances pending settlement reflected in the consolidated balance sheet as a receivable for investments sold or a payable for investments purchased. Fair values are based on quoted market prices and other data provided by third-party pricing services and index providers.

Equity Securities.    Our equity securities comprise U.S. and foreign equity securities. They are classified as either trading or available for sale and carried on the consolidated balance sheet at estimated fair value. The fair values are based on quoted market prices in active markets from independent pricing sources.

Short-term Investments.    Short-term investments primarily comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are held as part of the investment portfolio of the Company. Short-term investments are classified as either trading or available for sale and carried at estimated fair value.

Gains and Losses.    Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed income maturity available for sale securities, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Unrealized gains and losses represent the difference between the carrying value of the security and its market value at the reporting date and are included within other comprehensive income for securities classified as available for sale and in realized and unrealized investment gains or losses in the consolidated statement of operations for securities classified as trading. The carrying value of a fixed income security is normally its cost as adjusted by amortization of any difference between its cost and its redemption value (“amortized cost”).

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

Other-than-temporary Impairment of Investments.    A security is impaired when its fair value is below its cost or amortized cost. The Company reviews its investment portfolio each quarter on an individual security basis for potential other-than-temporary impairment (“OTTI”) based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions.

Other-than-temporary impairment is deemed to occur when there is no objective evidence to support recovery in value of a security and a) the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its cost or adjusted amortized cost basis or b) it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

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

Although the Company reviews each security on a case by case basis, it has also established parameters focusing on the extent and duration of impairment to help identify securities in an unrealized loss position which are other-than-temporarily impaired. For fixed maturities, the Company considers securities which have been in an unrealized loss position for 12 months or more which currently have a market value of more than 20% below cost should be other-than-temporarily impaired. For equities, the Company considers declines in value to a level of 20% or more below cost for 12 consecutive months to indicate the security should be other-than-temporarily impaired.

Investment Income. Investment income includes amounts received and accrued in respect of periodic interest (“coupons”) payable to the Company by the issuer of fixed income securities, equity dividends and interest credited on cash and cash equivalents. It also includes amortization of premium and accretion of discount in respect of fixed income securities. Investment management and custody fees are charged against net investment income reported in the consolidated statement of operations.

(d)	Accounting for Derivative Financial Instruments

The Company enters into derivative instruments such as interest rate swaps and forward exchange contracts in order to manage certain market and credit risks. The Company records derivative instruments at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights and obligations.

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

Intangible assets are held in the consolidated balance sheet at cost less amortization and impairment. Amortization applies on a straight-line basis in respect of assets having a finite estimated useful economic life. The directors test for impairment of intangible assets annually or when events or changes in circumstances indicate that the asset might be impaired.

(f)	Office Properties and Equipment

Office properties and equipment are carried at cost less accumulated depreciation. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated between three and five years with depreciation for software commencing on the date the software is brought into use. Furniture and fittings are depreciated over four years and leasehold improvements are depreciated over 15 years.

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

The Company has issued three classes of perpetual preference shares. The Company has no obligation to pay interest on these securities but they do carry entitlements to dividends payable at the discretion of the Board of Directors. In the event of non-payment of dividends for six consecutive periods, holders of preference shares have director appointment rights. They are therefore accounted for as equity instruments and included within total shareholders’ equity.

(k)	Share-Based Employee Compensation

The Company operates a share and option-based employee compensation plan, the terms and conditions of which are described in Note 16. The Company applies a fair-value based measurement method including estimates for future forfeitures in the calculation of the compensation costs of stock options, performance shares, phantom shares and restricted share units.

(l)	New Accounting Policies

  New Accounting Pronouncements Adopted in 2012

In 2010, the Financial Accounting Standard Board (“FASB”) issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” which requires costs incrementally or directly related to the successful acquisition of new or renewal insurance contracts to be capitalized as deferred acquisition costs, effective for the 2012 interim and annual reporting period. This decision requires the Company to expense the proportion of its general and administrative deferred acquisition costs which relate to quoted business which does not successfully convert into a policy. The Company adopted this standard for the first time on January 1, 2012, and followed the full retrospective method permitted by the FASB which requires prior periods to be represented.

The provisions of the standard have increased general, administrative and corporate expenses by $4.3 million in the year ended December 31, 2012 and reduced closing retained earnings for the year ended December 31, 2012 by an aggregate of $20.3 million. The brought forward accumulated operating deferred acquisition costs as at December 31, 2011, were reduced by $16.0 million due to a write down of previously deferred costs which resulted in a corresponding reduction in retained earnings brought forward.

The adoption of the standard has required the comparative data to be restated as follows:

Consolidated Balance Sheet	As at December 31, 2011
	As Reported	As Adjusted
	($ in millions)
Assets
Deferred policy acquisition costs (reported and adjusted)	$200.5	$184.5

Shareholders’ equity
Retained earnings (reported and adjusted)	$1,357.6	$1,341.6

Consolidated Statement of Shareholders’ Equity	As at December 31, 2011		As at December 31, 2010
	As Reported	As Adjusted	As Reported	As Adjusted
	($ in millions)		($ in millions)
Retained earnings
Beginning of the period (reported and adjusted)	$1,528.7	$1,517.0	$1,285.0	$1,273.3
Net (loss)/income for the period (reported and adjusted)	(105.8)	(110.1)	312.7	312.7
Dividends on ordinary shares (reported and adjusted)	(42.5)	(42.5)	(46.5)	(46.5)
Dividends on preference shares (reported and adjusted)	(22.8)	(22.8)	(22.8)	(22.8)
Dividends to non-controlling interest (reported and adjusted)	(0.1)	(0.1)	—	—
Proportion due to non-controlling interest (reported and adjusted)	0.1	0.1	0.3	0.3

End of period (reported and adjusted)	$1,357.6	$1,341.6	$1,528.7	$1,517.0

Consolidated Statement of Operations	Twelve Months Ended December 31, 2011
	As Reported	As Adjusted
	($ in millions)
Expenses
General, administrative and corporate expenses (reported and adjusted)	$280.2	$284.5

Consolidated Statement of Cash Flows	Twelve Months Ended December 31, 2011
	As Reported	As Adjusted
	($ in millions)
Net (loss) (reported and adjusted)	$(105.8)	$(110.1)
Deferred policy acquisition costs (reported and adjusted)	(33.8)	(29.5)

Earnings per Ordinary Share

The above standard has also resulted in a change to the calculations of earnings per share as follows:

Twelve Months Ended December 31, 2011
($ in millions, except for per share amounts)
Net (loss) (reported)	$(105.8)
Preference share dividends	(22.8)

Basic and diluted net (loss) available to ordinary shareholders	(128.6)
Additional deferred acquisition costs expensed	(4.3)

Adjusted basic and diluted net (loss) available to ordinary shareholders	$(132.9)

Basic weighted average ordinary shares	70,665,166
Weighted average effect of diluted securities	—

Total diluted weighted average ordinary shares	70,665,166

Reported basic (loss) per ordinary share	$(1.82)

Reported diluted (loss) per ordinary share	$(1.82)

Adjusted basic (loss) per ordinary share	$(1.88)

Adjusted diluted (loss) per ordinary share	$(1.88)

If the above standard had not been adopted, the basic and diluted earnings per ordinary share adjusted for preference share dividends for the twelve months ended December 31, 2012, would have been as follows:

Twelve Months Ended December 31, 2012

Adjusted basic income per ordinary share	$3.57

Adjusted diluted income per ordinary share	$3.44

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

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The deferral of the presentation requirements for reclassification adjustments does not impact the effective date of other requirements in the ASU 2011-05. This standard does not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which emphasizes using the same meaning and disclosures of fair value within the financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). This decision requires the Company to disclose additional information about transfers between Level 1 and Level 2 of the fair value hierarchy, additional disclosures for Level 3 fair value measurement, including quantitative and qualitative information about significant unobservable inputs and discussions about the sensitivity of these unobservable inputs and a description of the Company’s valuation process. ASU 2011-04 was effective for annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company adopted this standard in 2012 and it does not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Indefinite-Lived Intangible Assets Impairment Test,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The ASU applies to both public and non-public entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company early adopted this standard in 2012 and the provisions of the new guidance do not have a material impact on the Company’s consolidated financial statements.

Accounting standards not yet adopted

In 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The ASU retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statement prepared under IFRS by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required and it is anticipated the Company will present more detailed standardized disclosure regarding derivative balances and collateral as a result of adopting this standard.

3.	Related Party Transactions

The following summarizes the related party transactions of the Company.

APJ Continuation Limited

On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ Continuation Limited (“APJ”) for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The business writes a specialist account of Kidnap & Ransom

(“K&R”) insurance which complements our existing political and financial risk business. The directors of Aspen assessed the fair value of the net tangible and financial assets acquired at $1.2 million. An amount of $3.6 million was the estimated goodwill on acquisition that is treated as an intangible asset. Mr. Villers, an executive officer of Aspen Holdings, held a 30% shareholding in APJ prior to its acquisition by Aspen Holdings.

4.	Earnings Per Ordinary Share

	Twelve Months Ended December 31,
	2012	2011	2010
	($ in millions)
Earnings		(As Adjusted)
Net income/(loss) (1)	$280.4	$(110.1)	$312.7
Preference share dividends	(31.1)	(22.8)	(22.8)

Basic and diluted net income/(loss) available to ordinary shareholders (1)	$249.3	$(132.9)	$289.9

Ordinary shares
Basic weighted average ordinary shares	71,095,856	70,665,166	76,342,632
Weighted average effect of dilutive securities(2)	2,593,567	—	3,672,106

Total diluted weighted average ordinary shares	73,689,423	70,665,166	80,014,738

Earnings/(loss) per ordinary share
Basic	$3.51	$(1.88)	$3.80

Diluted	$3.38	$(1.88)	$3.62

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these financial statements.
(2)	The basic and diluted number of ordinary shares for the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive. Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program and restricted stock units as described in Note 13(b) in addition to Perpetual Preferred Income Equity Replacement Securities (as defined in Note 13(b)).

On April 25, 2012, we implemented a 13.3% increase in our quarterly dividend to our ordinary shareholders from $0.15 per share to $0.17 per share.

On February 7, 2013, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.17	March 7, 2013	February 21, 2013
5.625% preference shares	$0.703125	April 1, 2013	March 15, 2013
7.401% preference shares	$0.462563	April 1, 2013	March 15, 2013
7.250% preference shares	$0.4531	April 1, 2013	March 15, 2013

5.	Segment Reporting

The Company has two reporting business segments: Insurance and Reinsurance. In determining these reporting segments, we have considered similarities in economic characteristics, products,

customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, policy acquisition expenses, and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

Reinsurance Segment. Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, structured, agriculture and other specialty).

Insurance Segment. Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance, financial and professional lines insurance and our program business.

Non-underwriting disclosures. We have provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are not directly related to our segment operations.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio.

The following tables provide a summary of gross, net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,227.9	$1,355.4	$2,583.3
Net written premiums	1,156.9	1,090.0	2,246.9
Gross earned premiums	1,208.0	1,177.0	2,385.0
Net earned premiums	1,132.4	951.1	2,083.5
Underwriting expenses
Losses and loss expenses	635.3	603.2	1,238.5
Policy acquisition expenses	207.8	173.4	381.2
General and administrative expenses	123.9	168.2	292.1

Underwriting income	$165.4	$6.3	171.7

Corporate expenses			(53.0)
Net investment income			204.9
Realized and unrealized investment gains			35.4
Realized and unrealized investment (losses)			(8.6)
Change in fair value of derivatives			(28.4)
Interest expense on long-term debt			(30.9)
Net realized and unrealized foreign exchange gains			3.4
Other income			5.6
Other (expenses)			(4.7)

Income before income tax			295.4
Income tax (expense)			(15.0)

Net income			$280.4

Net reserves for loss and loss adjustment expenses	$2,811.3	$1,469.4	$4,280.7

Ratios
Loss ratio	56.1%	63.4%	59.4%
Policy acquisition expense ratio	18.4	18.2	18.3
General and administrative expense ratio(1)	10.9	17.7	16.6
Expense ratio	29.3	35.9	34.9

Combined ratio	85.4%	99.3%	94.3%

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2011
	Reinsurance	Insurance	Total
	(As Adjusted, $ in millions)
Underwriting revenues
Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Net written premiums	1,098.1	831.0	1,929.1
Gross earned premiums	1,190.6	950.5	2,141.1
Net earned premiums	1,108.3	780.2	1,888.5
Underwriting expenses
Losses and loss expenses	1,083.3	472.7	1,556.0
Policy acquisition expenses	197.7	149.3	347.0
General and administrative expenses(1)	111.8	128.0	239.8

Underwriting (loss)/income(1)	$(284.5)	$30.2	(254.3)

Corporate expenses			(44.7)
Net investment income			225.6
Realized and unrealized investment gains			46.8
Realized and unrealized investment (losses)			(16.5)
Change in fair value of derivatives			(59.9)
Interest expense on long-term debt			(30.8)
Net realized and unrealized foreign exchange (losses)			(6.7)
Other income			10.5
Other (expenses)			(17.3)

(Loss) before income tax(1)			(147.3)
Income tax credit			37.2

Net (loss)			$(110.1)

Net reserves for loss and loss adjustment expenses	$2,770.0	$1,328.6	$4,098.6

Ratios
Loss ratio	97.7%	60.6%	82.4%
Policy acquisition expense ratio	17.8	19.1	18.4
General and administrative expense ratio(1) (2)	10.1	16.4	15.1
Expense ratio(1)	27.9	35.5	33.5

Combined ratio(1)	125.6%	96.1%	115.9%

(1)	The application of ASU 2010-26 has resulted in a net $4.3 million increase in the general, administrative and corporate expenses for the twelve months ended December 31, 2011. For more information, refer to Note 2(l) of these consolidated financial statements.
(2)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2010
	Reinsurance	Insurance	Total
	( As Adjusted, $ in millions)
Underwriting revenues
Gross written premiums	$1,162.2	$914.6	$2,076.8
Net written premiums	1,118.5	772.6	1,891.1
Gross earned premiums	1,186.4	907.9	2,094.3
Net earned premiums	1,141.8	757.1	1,898.9
Underwriting expenses
Losses and loss expenses	693.5	555.2	1,248.7
Policy acquisition expenses	202.4	126.1	328.5
General and administrative expenses(1)	112.3	99.4	211.7

Underwriting income/(loss)(1)	$133.6	$(23.6)	110.0

Corporate expenses			(46.9)
Net investment income			232.0
Realized and unrealized investment gains			61.1
Realized and unrealized investment (losses)			(10.5)
Change in fair value of derivatives			(0.2)
Interest on long term debt			(16.5)
Net realized and unrealized foreign exchange gains			2.2
Other income			11.6
Other (expenses)			(2.5)

Income before income tax			340.3
Income tax (expense)			(27.6)

Net income			$312.7

Net reserves for loss and loss adjustment expenses	$2,243.9	$1,296.7	$3,540.6

Ratios
Loss ratio	60.7%	73.3%	65.8%
Policy acquisition expense ratio	17.7	16.7	17.3
General and administrative expense ratio(1) (2)	9.8	13.1	13.6
Expense ratio(1)	27.5	29.8	30.9

Combined ratio(1)	88.2%	103.1%	96.7%

(1)	The application of ASU 2010-26 has had no impact on the general, administrative and corporate expenses for the twelve months ended December 31, 2010. For more information, refer to Note 2(l) of these consolidated financial statements.
(2)	The total group general and administrative expense ratio includes the impact from corporate expenses.

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
	($ in millions)
Australia/Asia	$139.3	$129.6	$102.2
Caribbean	12.2	12.4	7.9
Europe	113.0	103.2	104.9
United Kingdom	168.6	145.7	141.1
United States & Canada(1)	1,106.9	875.6	840.4
Worldwide excluding United States(2)	151.7	157.5	145.8
Worldwide including United States(3)	810.8	698.7	672.4
Others	80.8	85.1	62.1

Total	$2,583.3	$2,207.8	$2,076.8

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.	Investments

Income Statement

Investment Income. The following is a summary of investment income:

	Twelve Months Ended December 31,
	2012	2011	2010
	($ in millions)
Fixed income maturities — Available for sale	$181.3	$203.2	$217.0
Fixed income maturities — Trading	16.5	17.1	17.5
Short-term investments — Available for sale	3.1	1.2	2.0
Short-term investments — Trading	—	0.1	0.1
Fixed term deposits (included in cash and equivalents)	6.5	5.8	2.6
Other investments	—	—	0.2
Equity securities — Available for sale	6.2	6.1	—

Total	213.6	$233.5	$239.4
Investment expenses	(8.7)	(7.9)	(7.4)

Net investment income	$204.9	$225.6	$232.0

Net Realized and Unrealized Gains on Investments. The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in comprehensive income:

	Twelve Months Ended December 31,
	2012	2011	2010
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$7.6	$35.8	$45.3
Fixed income maturities — gross realized (losses)	(0.4)	(8.3)	(7.3)
Equity securities — gross realized gains	4.3	1.7	—
Equity securities — gross realized (losses)	(4.9)	(3.2)	—
Trading:
Fixed income maturities — gross realized gains	9.8	6.2	11.3
Fixed income maturities — gross realized (losses)	(0.3)	(1.7)	(2.9)
Net change in gross unrealized gains/(losses)	10.5	(3.3)	1.8
Impairments:
Total other-than-temporary impairments	(3.0)	—	(0.3)
Other investments:
Gross realized and unrealized gains in Cartesian Iris Offshore Fund L.P.	3.2	3.1	2.7

Total net realized and unrealized investment gains recorded in the statement of operations	$26.8	$30.3	$50.6

Change in available for sale unrealized gains
Fixed income maturities	2.7	86.5	53.9
Equity securities	16.4	9.7	—

Total change in pre-tax available for sale unrealized gains	19.1	$96.2	$53.9
Change in taxes	(9.3)	(2.7)	2.9

Total change in unrealized gains, net of taxes recorded in other comprehensive income	$9.8	$93.5	$56.8

Other-than-temporary Impairments. The total OTTI charge for the twelve months ended December 31, 2012, was $3.0 million (2011 — $Nil; 2010 — $0.3 million). For an explanation of the accounting treatment of other-than-temporary impairments, see Note 2(c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments.”

Balance Sheet

Fixed Income Maturities, Short-Term Investments and Equity Securities — Available for Sale. The following presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities:

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. Agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. Government-backed Corporate	98.0	3.1	—	101.1
Foreign Government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency Commercial Mortgage-backed	61.7	9.4	—	71.1
Agency Mortgage-backed	1,116.1	61.2	(0.1)	1,177.2

Total Fixed Income Maturities — Available for Sale	5,228.5	330.0	(1.2)	5,557.3
Total Short-term Investments — Available for Sale	431.5	—	—	431.5
Total Equity Securities — Available for Sale	174.0	28.2	(2.1)	200.1

Total	$5,834.0	$358.2	$(3.3)	$6,188.9

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$873.9	$58.5	$—	$932.4
U.S. Agency	271.7	23.8	—	295.5
Municipal	33.6	2.0	—	35.6
Corporate	1,722.6	127.7	(3.8)	1,846.5
FDIC Guaranteed Corporate	72.5	0.4	—	72.9
Non-U.S. Government-backed Corporate	163.9	3.9	—	167.8
Foreign Government	632.1	28.4	(0.1)	660.4
Asset-backed	56.4	4.6	—	61.0
Non-agency Commercial Mortgage-backed	77.1	8.3	—	85.4
Agency Mortgage-backed	1,195.9	72.5	(0.1)	1,268.3

Total Fixed Income Maturities — Available for Sale	5,099.7	330.1	(4.0)	5,425.8
Total Short-term Investments — Available for Sale	298.2	—	—	298.2
Total Equity Securities — Available for Sale	169.8	15.1	(5.4)	179.5

Total	$5,567.7	$345.2	$(9.4)	$5,903.5

Fixed Income Maturities and Short-Term Investments — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income maturities and short-term investments as at December 31, 2012 and 2011:

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$9.3	$0.2	$(0.1)	$9.4
U.S. Agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign Government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9

Total Fixed Income Maturities — Trading	$431.6	$24.9	$(0.4)	$456.1
Total Short-term Investments — Trading	2.4	—	—	2.4

Total	$434.0	$24.9	$(0.4)	$458.5

	As at December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$30.3	$2.0	$—	$32.3
U.S. Agency	1.6	0.2	—	1.8
Municipal	2.8	0.1	—	2.9
Corporate	337.9	15.6	(4.2)	349.3
Foreign Government	7.1	0.3	—	7.4
Asset-backed	0.7	—	—	0.7

Total Fixed Income Maturities — Trading	$380.4	$18.2	$(4.2)	$394.4
Total Short-Term Investments — Trading	4.1	—	—	4.1

Total	$384.5	$18.2	$(4.2)	$398.5

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.

In September 2012, the Company funded a U.S. Dollar BB High Yield Bond trading portfolio (“BB High Yield Bonds”) with $60.0 million in cash. The portfolio was established to invest in bonds rated BB by Standard & Poor’s Financial Services LLC (“S&P”) or Ba2 by Moody’s Investors Services, Inc. (“Moody’s”). As of December 31, 2012, the portfolio had invested $24.6 million in BB High Yield Bonds.

The contractual maturity distribution of available for sale fixed income maturity securities as of December 31, 2012 and December 31, 2011 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2012
	Cost or Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$554.6	$561.0	AA
Due after one year through five years	2,270.0	2,378.8	AA
Due after five years through ten years	1,077.8	1,199.3	AA–
Due after ten years	99.1	116.1	AA+

Subtotal	4,001.5	4,255.2
Non-agency Commercial Mortgage-backed	61.7	71.1	AA+
Agency Mortgage-backed	1,116.1	1,177.2	AA+
Other Asset-backed	49.2	53.8	AAA

Total Fixed Income Maturities — Available for Sale	$5,228.5	$5,557.3

	As at December 31, 2011
	Cost or Amortized Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$726.0	$732.9	AA+
Due after one year through five years	1,955.0	2,057.9	AA
Due after five years through ten years	997.9	1,112.3	AA–
Due after ten years	91.4	108.0	AA–

Subtotal	3,770.3	4,011.1
Non-agency Commercial Mortgage-backed	77.1	85.4	AA+
Agency Mortgage-backed	1,195.9	1,268.3	AA+
Other Asset-backed	56.4	61.0	AAA

Total Fixed Income Maturities — Available for Sale	$5,099.7	$5,425.8

Gross unrealized loss. The following tables summarize as at December 31, 2012 and December 31, 2011, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio.

	As at December 31, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. Government	$72.7	$(0.3)	$—	$—	$72.7	$(0.3)	9
Municipal	1.4	(0.1)	—	—	1.4	(0.1)	1
Corporate	170.8	(0.6)	—	—	170.8	(0.6)	63
Non-U.S. Government-backed Corporate	10.1	—	2.0	—	12.1	—	3
Foreign Government	87.7	(0.1)	4.0	—	91.7	(0.1)	20
Asset-backed	0.7	—	—	—	0.7	—	1
Agency Mortgage-backed	26.7	(0.1)	—	—	26.7	(0.1)	14

Total Fixed Income Maturities — Available for Sale	370.1	(1.2)	6.0	—	376.1	(1.2)	111
Total Short-term Investments — Available for Sale	9.4	—	—	—	9.4	—	4
Total Equity Securities — Available for Sale	28.6	(1.9)	2.2	(0.2)	30.8	(2.1)	18

Total	$408.1	$(3.1)	$8.2	$(0.2)	$416.3	$(3.3)	133

	As at December 31, 2011
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. Government	$6.3	$—	$—	$—	$6.3	$—	2
U.S. Agency	2.7	—	—	—	2.7	—	1
Municipal	2.4	—	—	—	2.4	—	1
Corporate	133.7	(3.4)	11.1	(0.4)	144.8	(3.8)	96
FDIC Guaranteed Corporate	2.0	—	—	—	2.0	—	1
Non-U.S. Government-backed Corporate	17.4	—	3.4	—	20.8	—	14
Foreign Government	14.6	(0.1)	—	—	14.6	(0.1)	7
Asset-backed	8.2	—	—	—	8.2	—	20
Non-agency Commercial Mortgage-backed	0.4	—	0.7	—	1.1	—	2
Agency Mortgage-backed	24.4	(0.1)	0.1	—	24.5	(0.1)	11

Total Fixed Income Maturities — Available for Sale	212.1	(3.6)	15.3	(0.4)	227.4	(4.0)	155
Total Short-term Investments — Available for Sale	18.1	—	—	—	18.1	—	9
Total Equity Securities — Available for Sale	37.5	(5.4)	—	—	37.5	(5.4)	15

Total	$267.7	$(9.0)	$15.3	$(0.4)	$283.0	$(9.4)	179

As at December 31, 2012, we held 111 fixed maturities (December 31, 2011 — 155 fixed maturities) in an unrealized loss position with a fair value of $376.1 million (2011 — $227.4 million) and gross unrealized losses of $1.2 million (2011— $4.0 million). We believe that the gross unrealized losses are attributable mainly to interest rate movements and that the period of those investments in an unrealized loss position is temporary.

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities:

	Twelve Months Ended December 31,
	2012	2011	2010
	($ in millions)
(Purchases) of fixed income maturities — Available for sale	$(1,529.6)	$(1,784.4)	$(2,096.8)
(Purchases) of fixed income maturities —Trading	(300.8)	(378.6)	(710.4)
(Purchases) of equity securities — Available for sale	(53.1)	(205.4)	—
Proceeds from sales and maturities of fixed income maturities — Available for sale	1,416.5	1,823.5	2,050.7
Proceeds from sales and maturities of fixed income maturities — Trading	257.2	389.9	661.3
Proceeds from sales of equity securities — Available for sale	46.9	29.2	—
Net change in (payable)/receivable for securities sold/(purchased)	1.1	(41.5)	52.3
Net (purchases)/sales of short-term investments	(122.7)	(13.3)	91.8
Investment in Chaspark Maritime Holdings Ltd	(8.7)	—	—

Net (purchases)/sales for the year	$(293.2)	$(180.6)	$48.9

Guaranteed Investments. The following table presents the breakdown of investments which are guaranteed by mono-line insurers. The standalone rating is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

As at December 31, 2012			As at December 31, 2011
Rating With Guarantee	Rating without Guarantee	Market Value	Rating With Guarantee	Rating without Guarantee	Market Value
($ in millions)			($ in millions)
BBB	BBB	$0.1	BBB	BBB	$ 0.5

BBB+	BBB+	1.4

		$1.5

Our exposure to mono-line insurers as at December 31, 2012 was limited to two municipal holdings (2011 — one municipal holding) with a market value of $1.5 million (2011 — $0.5 million). Our exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Other investments.    On May 19, 2009, Aspen Holdings invested $25.0 million in Cartesian Iris 2009A L.P. through our wholly-owned subsidiary, Acorn Limited. Cartesian Iris 2009A L.P. is a Delaware Limited Partnership formed to provide capital to Iris Re, a Class 3 Bermudian reinsurer focusing on insurance-linked securities. On June 1, 2010, the investment in Cartesian Iris 2009A L.P. matured and was reinvested in the Cartesian Iris Offshore Fund L.P. (“Cartesian”). The Company is

not committed to making further investments in Cartesian. Accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date.

In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. In the twelve months ended December 31, 2012, fees of $0.5 million (2011 — $0.7 million, 2010 — $0.2 million) were payable to the Company.

The Company has determined that Cartesian has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation. Cartesian is not consolidated by the Company. The Company has no decision-making power, those powers having been reserved for the general partner. The arrangement with Cartesian is simply that of an investee to which the Company provides additional services.

The Company has accounted for its investments in Cartesian in accordance with the equity method of accounting. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2012, our share of gains and losses increased the value of our investment by $3.2 million (2011 — $3.1 million, 2010 — $2.7 million). The change in value has been recognized in realized and unrealized gains and losses in the condensed consolidated statement of operations.

On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”). The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not indicate that the Company is able to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances we are not required to consolidate Chaspark. The investment is therefore accounted for under the equity method. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2012, our share of gains and losses increased the value of our investment by $Nil (2011 — $Nil).

The table below shows our investment in Cartesian and Chaspark for the twelve months ended December 31, 2012 and 2011:

	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment at January 1, 2012	$33.1	$—	$33.1
Investment in Chaspark Maritime Holdings Ltd.	—	8.7	8.7
Unrealized gain for the twelve months to December 31, 2012	3.2	—	3.2

Closing value of investment at December 31, 2012	$36.3	$8.7	$45.0

Opening undistributed value of investment at January 1, 2011	$30.0	$—	$30.0
Unrealized gain for the twelve months to December 31, 2011	3.1	—	3.1

Closing value of investment at December 31, 2011	$33.1	$—	$33.1

7.	Fair Value Measurements

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

•	Level 1 – Valuations based on unadjusted quoted prices in active markets, to which the Company has access, for identical assets or liabilities.

•

Level 2 – Valuations based on observable inputs other than unadjusted quoted prices in active markets for identical assets or liabilities. Inputs include quoted prices for similar assets or liabilities in markets that are active, quoted prices for identical or similar assets or liabilities in inactive markets, and inputs other than quoted prices which are directly or indirectly observable for the asset or liability (e.g., interest rates, yield curves, prepayment speeds, default rates, and loss severities).

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s own views about the assumptions that market participants would use in pricing the asset or liability.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at December 31, 2012 and December 31, 2011.

	As at December 31, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. Government	$1,126.3	$—	$1,126.3
U.S. Agency	—	308.6	308.6
Municipal	—	39.7	39.7
Foreign Government	487.2	153.8	641.0
Non-agency Commercial Mortgage-backed	—	71.1	71.1
Agency Mortgage-backed	—	1,177.2	1,177.2
Asset-backed	—	53.8	53.8
Corporate	—	2,038.5	2,038.5
Non-U.S. Government-backed Corporate	—	101.1	101.1

Total Fixed Income Maturities — Available for sale, at fair value	1,613.5	3,943.8	5,557.3
Short-term Investments — Available for sale, at fair value	426.2	5.3	431.5
Equity Securities — Available for sale, at fair value	200.1	—	200.1

Financial assets held for trading, at fair value
U.S. Government	$9.4	$—	$9.4
U.S. Agency	—	0.2	0.2
Municipal	—	2.9	2.9
Foreign Government	4.2	22.1	26.3
Asset-backed	—	2.9	2.9
Corporate	—	414.4	414.4

Total Fixed Income Maturities — Trading, at fair value	13.6	442.5	456.1
Short-term Investments — Trading, at fair value	2.4	—	2.4
Other financial assets and liabilities, at fair value
Derivatives at fair value	—	2.0	2.0
Liabilities under derivative contracts	—	(7.4)	(7.4)

Total	$2,255.8	$4,386.2	$6,642.0

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2012 and no assets or liabilities were classified as Level 3 as at December 31, 2012.

	As at December 31, 2011
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. Government	$932.4	$—	$932.4
U.S. Agency	—	295.5	295.5
Municipal	—	35.6	35.6
Foreign Government	548.8	111.6	660.4
Non-agency Commercial Mortgage-backed	—	85.4	85.4
Agency Mortgage-backed	—	1,268.3	1,268.3
Asset-backed	—	61.0	61.0
Corporate	—	1,846.5	1,846.5
FDIC Guaranteed Corporate	—	72.9	72.9
Non-U.S. Government-backed Corporate	—	167.8	167.8

Total Fixed Income Maturities — Available for sale, at fair value	1,481.2	3,944.6	5,425.8
Short-term Investments — Available for sale, at fair value	270.6	27.6	298.2
Equity Securities — Available for sale, at fair value	179.5	—	179.5

Financial assets held for trading, at fair value
U.S. Government	$32.3	$—	$32.3
U.S. Agency	—	1.8	1.8
Municipal	—	2.9	2.9
Foreign Government	4.1	3.3	7.4
Asset-backed	—	0.7	0.7
Corporate	—	349.3	349.3

Total Fixed Income Maturities — Trading, at fair value	36.4	358.0	394.4
Short-term Investments — Trading, at fair value	3.4	0.7	4.1
Other financial assets and liabilities, at fair value
Derivatives at fair value	—	1.3	1.3
Liabilities under derivative contracts	—	(2.1)	(2.1)

Total	$1,971.1	$4,330.1	$6,301.2

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2011 and no assets or liabilities were classified as Level 3 as at December 31, 2011.

The following table presents a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2011.

Twelve Months Ended December 31, 2011
Level 3 assets as of January 1, 2011	$6.8
Total unrealized gains or (losses):
Included in earnings	4.8
Included in comprehensive income	(4.0)
Sales	(7.6)

Level 3 assets as of December 31, 2011	$—

U.S. Government and Agency. U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank. As the fair values of U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

Municipals. The Company’s municipal portfolio comprises bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market which are Level 2 inputs in the fair value hierarchy. Consequently, these securities are classified within Level 2.

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

Equity securities. Equity securities include U.S. and foreign common stocks and are classified as either trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

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

Pricing Sources

The Company’s fixed income securities are traded on the over-the-counter market based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. The Company’s fixed income securities were valued by internationally recognized independent pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The fair value estimates for the investment grade securities in the Company’s portfolio do not use significant unobservable inputs or modeling techniques.

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

Pricing services and index providers provide pricing for less complex, liquid securities based on market quotations in active markets. Pricing services and index providers supply prices for a broad range of securities including those for actively traded securities, such as Treasury and other Government securities, in addition to those that trade less frequently or where valuation includes reference to credit spreads, pay down and pre-pay features and other observable inputs. These securities include Government Agency, Municipals, Corporate and Asset-Backed Securities.

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

The Company obtains prices for all of its fixed income investment securities via its third-party accounting service provider, in the majority of cases receiving a number of quotes so as to obtain the most comprehensive information available to determine a security’s fair value. A single valuation is applied to each security based on the vendor hierarchy maintained by our third-party investment accounting service provider.

At December 31, 2012, we obtained an average of 2.9 quotes per fixed income investment, compared to 2.6 quotes at December 31, 2011. Pricing sources used in pricing our fixed income investments at December 31, 2012 and December 31, 2011 were as follows:

	As at December 31, 2012	As at December 31, 2011
Index providers	89%	83%
Pricing services	9	15
Broker-dealers	2	2

Total	100%	100%

At December 31, 2012, we obtained an average of 4.9 quotes per equity investment, compared to 4.8 quotes as at December 31, 2011. Pricing sources used in pricing our equities at December 31, 2012 and December 31, 2011, were as follows:

	As at December 31, 2012	As at December 31, 2011
Index providers	100%	95%
Pricing services	—	5

Total	100%	100%

A summary of securities priced using pricing information from index providers at December 31, 2012 and December 31, 2011 is provided below:

Fixed Income Maturities

	December 31, 2012		December 31, 2011
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. Government	$1,034.5	91%	$964.7	100%
U.S. Agency	291.9	95	239.9	81
Municipal	20.5	48	29.3	76
Corporate	2,339.8	95	1,957.1	89
FDIC Guaranteed Corporate	—	—	1.0	1
Non-U.S. Government-backed Corporate	84.5	84	111.3	66
Foreign Government	516.9	77	502.3	75
Asset-backed	44.6	79	37.9	61
Non-agency Commercial Mortgage-backed	70.4	99	2.9	3
Agency Mortgage-backed	957.8	81	1,011.6	80

Total Fixed Income Maturities	$5,360.9	89%	$4,858.0	83%

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

Prices obtained from pricing services, index providers and broker-dealers are not adjusted by us; however, prices provided by a pricing service, index provider or broker-dealer in certain instances may be challenged based on market or information available from internal sources, including those available to our third-party investment accounting service provider. Subsequent to any challenge, revisions made by the pricing service, index provider or broker-dealer to the quotes are supplied to our third-party investment accounting service provider.

Management reviews the vendor hierarchy maintained by our third-party accounting service provider which determines the price source that provides the most appropriate fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy level assigned to each vendor for a particular security in the Company’s available for sale and trading portfolios is based upon an assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The hierarchy of index providers and pricing services is determined using various qualitative and quantitative points arising from reviews of the vendors conducted by the Company’s third-party accounting service provider. Vendor reviews include annual onsite due diligence meetings with index providers and pricing services vendors covering valuation methodology, operational walkthroughs and legal and compliance updates. Index providers are assigned the highest priority in the pricing hierarchy due primarily to availability and reliability of pricing information.

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

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31,
	2012	2011	2010
	($ in millions)
Premiums written:
Direct	$1,355.4	$1,020.3	$914.6
Assumed	1,227.9	1,187.5	1,162.2
Ceded	(336.4)	(278.7)	(185.7)

Net premiums written	$2,246.9	$1,929.1	$1,891.1

Premiums earned:
Direct	$1,177.0	$950.5	$907.9
Assumed	1,208.0	1,190.6	1,186.4
Ceded	(301.5)	(252.6)	(195.4)

Net premiums earned	$2,083.5	$1,888.5	$1,898.9

Insurance losses and loss adjustment expenses:
Direct	$763.0	$553.4	$639.1
Assumed	650.1	1,230.3	695.2
Ceded	(174.6)	(227.7)	(85.6)

Net insurance losses and loss adjustment expenses	$1,238.5	$1,556.0	$1,248.7

9.	Derivative Financial Instruments

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2012 and 2011:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	As at December 31,
		2012			2011
		Notional Amount	Fair Value		Notional Amount	Fair Value
			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(1.3	)(1)	$1,000.0	$(2.1	)(1)

Forward Exchange Contracts	Derivatives at Fair Value	$335.4	$2.0		$192.4	$1.3
Forward Exchange Contracts	Liabilities under Derivative Contracts	$88.6	$(6.1)		$—	$—

(1)	Gross liability of $53.3 million net of $52.0 million of cash collateral provided to counterparties as security for our net liability position (December 31, 2011— $45.8 million and $43.7 million respectively).

The following table provides the total unrealized and realized gains/(losses) recorded in earnings for the twelve months ended December 31, 2012 and 2011:

Derivatives Not Designated a Hedging Instruments Under ASC 815		Amount of Gain/(Loss)
	Location of Gain/(Loss) Recognized in Income	Recognized in Income
		Twelve Months Ended
		December 31, 2012	December 31, 2011
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(5.4)	$4.5
Interest Rate Swaps	Change in Fair Value of Derivatives	$(23.0)	$(64.4)

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

At December 31, 2012, the Company held foreign currency derivative contracts with an aggregate value of $424.0 million (2011 – $192.4 million). The foreign currency contracts are recorded as derivatives at fair value or liabilities under derivative contracts with changes recorded as a change in fair value of derivatives in the consolidated statement of operations. For the twelve months ended December 31, 2012, the impact of foreign currency contracts on net income was a loss of $5.4 million (2011 — gain of $4.5 million).

Interest rate swaps.    As at December 31, 2012, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2011 — $1.0 billion) that are due to mature between June 4, 2013 and November 9, 2020. The swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. For the year ended December 31, 2012, there was a charge in respect of the interest rate swaps of $23.0 million (2011 — $64.4 million charge).

During 2012, $80.8 million in notional amount of our interest rate swaps terminated, as a result of which we entered into $80.8 million notional 5-year interest rate swaps with termination dates in 2017.

As at December 31, 2012, cash collateral with a fair value of $52.0 million (2011 — $43.7 million) has been transferred to the Company’s counterparties to support the valuation of the of the interest rate swaps. As at December 31, 2012, no non-cash collateral (2011 — $Nil) was transferred to the Company by its counterparties. Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. In 2012, no amount was recorded in our consolidated balance sheet for the pledged assets.

None of the derivatives mentioned above meet the requirements for hedge accounting as per FASB ASU 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

10.	Reserves for Loss and Loss Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and LAE reserves:

	As at December 31,
	2012	2011	2010
	($ in millions)
Provision for losses and LAE at start of year	$4,525.2	$3,820.5	$3,331.1
Less reinsurance recoverable	(426.6)	(279.9)	(321.5)

Net loss and LAE at start of year	4,098.6	3,540.6	3,009.6

Net loss and loss expenses (disposed)	(9.0)	(20.6)	(35.5)

Provision for losses and LAE for claims incurred:
Current year	1,375.9	1,648.3	1,270.1
Prior years	(137.4)	(92.3)	(21.4)

Total incurred	1,238.5	1,556.0	1,248.7

Losses and LAE payments for claims incurred:
Current year	(244.3)	(269.3)	(116.5)
Prior years	(835.7)	(712.9)	(550.3)

Total paid	(1,080.0)	(982.2)	(666.8)

Foreign exchange losses/(gains)	32.6	4.8	(15.4)

Net losses and LAE reserves at year end	4,280.7	4,098.6	3,540.6
Plus reinsurance recoverable on unpaid losses at end of year	499.0	426.6	279.9

Provision for losses and LAE at end of year	$4,779.7	$4,525.2	$3,820.5

For the twelve months ended December 31, 2012, there was a reduction of $137.4 million in our estimate of the ultimate claims to be paid in respect of prior accident years compared to $92.3 million for the twelve months ended December 31, 2011.

The net loss and loss adjustment expenses disposed of as at December 31, 2012 of $9.0 million (2011 — $20.6 million; 2010 — $35.5 million) relates to commuted contracts.

11.	Income Taxes

Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermudian income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermudian income or capital gains taxes being imposed, they will be exempt from those taxes until 2035. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 34%. Under the current laws of England and Wales, Aspen U.K., AUL and Aspen Managing Agency Limited (“AMAL”) are taxed at the U.K. corporate tax rate which has reduced from 26% to 24% effective as at April 1, 2012.

The Company accrues interest and penalties, if applicable, as income tax expenses. The Company does not believe it will be subject to any penalties in any open tax years and has not accrued any such amounts during the twelve months ended December 31, 2012 (December 31, 2011 — $Nil).

Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2005 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2011 and 2012 tax years.

Total income tax for the twelve months ended December 31, 2012, 2011 and 2010 is allocated as follows:

	Twelve Months Ended December 31, 2011
	2012	2011	2010
	($ in millions)
Income tax expense/(benefit) on income	$15.0	$(37.2)	$27.6
Income tax expense/(benefit) on other comprehensive income	8.9	2.7	(2.9)
Income tax (benefit) charged directly to shareholders’ equity	(2.4)	—	—

Total income tax expense/(benefit)	$21.5	$(34.5)	$24.7

Income/(loss) before tax and income tax expense/(benefit) attributable to that income/(loss) consists of:

	Twelve Months Ended December 31, 2012
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
U.S.	$(58.3)	$4.4	$—	$4.4
Non-U.S.	353.7	18.4	(7.8)	10.6

Total	$295.4	$22.8	$(7.8)	$15.0

	Twelve Months Ended December 31, 2011
	(Loss) before tax	Current income tax (benefit)	Deferred income tax (benefit)	Total income tax (benefit)
	($ in millions)
U.S.	$(88.9)	$(5.2)	$—	$(5.2)
Non-U.S.	(58.4)	(19.2)	(12.8)	(32.0)

Total	$(147.3)	$(24.4)	$(12.8)	$(37.2)

	Twelve Months Ended December 31, 2010
	(Loss)/income before tax	Current income tax (benefit)/expense	Deferred income tax (benefit)	Total income tax (benefit)/expense
	($ in millions)
U.S.	$(67.1)	$(2.2)	$—	$(2.2)
Non-U.S.	407.4	33.4	(3.6)	29.8

Total	$340.3	$31.2	$(3.6)	$27.6

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31,
	2012	2011	2010
	($ in millions)
Income Tax Reconciliation
Expected tax (benefit)/expense at weighted average rate	$(14.4)	$(42.9)	$6.8
Prior year adjustment	(4.9)	(7.2)	3.4
Valuation provision on U.S. deferred tax assets	26.7	15.9	16.9
Other	7.6	(3.0)	0.5

Total income tax expense/(benefit)	$15.0	$(37.2)	$27.6

The submission dates for filing income tax returns for our U.S. and U.K. operating subsidiaries are after the submission date of our Annual Report on Form 10-K. The final tax liabilities may differ from the estimated tax provisions included in the Form 10-K and may result in prior year adjustments being reported.

Uncertain tax positions.  During the year ended December 31, 2012, there was a gross increase in unrecognized tax benefits totaling $15.4 million of which $5.8 million related to prior period tax positions and $9.6 million related to current year tax positions. There were no unrecognized tax benefits brought forward as at January 1, 2012.

Unrecognized tax benefits would reduce the effective tax rate if recognized. It is reasonably possible that the unrecognized tax benefit could decrease by $15.4 million in the next twelve months. During the twelve months ended December 31, 2012, the Company did not recognize or accrue any interest or penalties in respect of uncertain tax positions (December 31, 2011— $Nil).

12.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31,
	2012	2011
	($ in millions)
Deferred tax assets:
Share options	$3.8	$7.2
Operating loss carry forwards	69.5	47.1
Insurance reserves	1.6	1.7
Other temporary differences	21.6	16.1

Total gross deferred tax assets	96.5	72.1
Less valuation allowance	(76.0)	(56.6)

Net deferred tax assets	$20.5	$15.5

Deferred tax liabilities:
Insurance equalization provision reserves	$(25.9)	$(31.7)
Intangible assets (other)	(1.5)	(1.2)
Unrealized (gains)/losses on investments	(2.8)	3.7
Deferred policy acquisition costs	(0.8)	(1.6)
Other temporary differences	(1.3)	(3.2)

Total gross deferred tax (liabilities)	(32.3)	(34.0)

Net deferred tax (liability)	$(11.8)	$(18.5)

Deferred tax liabilities and assets represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.K. and U.S. tax laws and regulations. Deferred tax assets and liabilities from the same tax jurisdiction have been netted off resulting in assets and liabilities being recorded under the other receivable and deferred income taxes captions on the consolidated balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2012, the Company had net operating loss carried forward for U.S. Federal income tax purposes of $204.5 million (2011 — $138.4 million) which are available to offset future U.S. Federal taxable income, if any, and expire in the year 2026. A full valuation provision on U.S. deferred tax assets has been recognized at December 31, 2012 as management believes that it is more likely than not that a tax benefit will not be realized. A valuation allowance of $76.0 million has been established against U.S. deferred tax assets together with a $7.3 million valuation allowance against accumulated other comprehensive income.

13.	Capital Structure

The Company’s authorized and issued share capital at December 31, 2012 is set out below.

	As at December 31, 2012		As at December 31, 2011
	Number	$’000	Number	$’000
Authorized Share Capital
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152

Issued Share Capital
Issued ordinary shares of 0.15144558¢ per share	70,753,723	107	70,655,698	107
Issued 5.625% preference shares (“Perpetual PIERS”) of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	—	—

Total issued share capital		132		122

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $523.2 million (2011 — $363.2 million) less issue costs of $15.1 million (2011 — $9.6 million).

The following table provides the additional paid-in capital as at December 31, 2012 and December 31, 2011:

	As at December 31, 2012	As at December 31, 2011
	($ in millions)	($ in millions)
Additional paid-in capital	$1,516.7	$1,385.0

(a)	Ordinary Shares

The following table summarizes transactions in our ordinary shares during the two-year period ended December 31, 2012.

	Number of Ordinary Shares
	As at December 31, 2012	As at December 31, 2011
Shares in issue at the beginning of the year	70,655,698	70,508,013
Shares issued to the Names’ trust upon exercise of investor options (refer to Note 16)	116,510	255,504
Shares issued to employees under the 2003 share incentive plan and/or 2008 share purchase plan	2,105,561	714,920
Shares issued to non-employee directors	44,034	32,414
Repurchase of ordinary shares from shareholders	(2,168,080)	(855,153)

Shares in issue at the end of the year	70,753,723	70,655,698

Ordinary Share Repurchases — 2011. On March 14, 2011, upon the completion of the accelerated share repurchase program entered into on November 10, 2010, an additional 542,736 ordinary shares were received and cancelled. A total of 6,280,185 ordinary shares were cancelled under this program in 2010 and 2011.

On February 16, 2011, an agreement was entered into to repurchase 58,310 shares from the Names’ Trustee (see Note 16). The shares were repurchased on March 10, 2011 and subsequently cancelled.

On June 29, 2011, an agreement was signed to repurchase 254,107 shares from the Names’ Trustee. The shares were repurchased on August 10, 2011 and subsequently cancelled. The total consideration paid to the Names’ Trustee was $8.1 million for the twelve months ended December 31, 2011.

Ordinary Share Repurchases — 2012. On February 2, 2012, our Board of Directors extended the authorization for the remaining amount of the $400.0 million ordinary share repurchase program originally authorized on February 9, 2010. As at December 31, 2011, $192.4 million remained available under the share repurchase plan. In 2012, we initiated an open market share repurchase program to repurchase ordinary shares in the open market and subsequently repurchased and cancelled a total of 2,064,643 ordinary shares for the year ended December 31, 2012 for a total consideration of $59.9 million.

On October 24, 2012, the Company’s Board of Directors approved a new share repurchase authorization for up to $400.0 million of outstanding ordinary shares. The share repurchase authorization replaced the previous authorization and permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

On March 9, 2012, an agreement was entered into to repurchase 42,578 shares from the Names’ Trustee for a total consideration of $1.1 million and on March 23, 2012, an agreement was signed to repurchase 26,708 shares from the Names’ Trustee for a total consideration of $0.7 million. The shares under both transactions were repurchased on May 8, 2012 and subsequently cancelled.

On August 10, 2012, an agreement was entered into to repurchase 34,151 ordinary shares from the Names’ Trustee for a total consideration of $1.0 million. The shares were purchased and subsequently cancelled on October 24, 2012.

On February 7, 2013, we announced that our Board has replaced the existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which is effective immediately through February 7, 2015, permits us to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

(b)	Preference Shares

During 2005, the Company issued 4,000,000 Perpetual Preferred Income Equity Replacement Securities (“Perpetual PIERS”). Each Perpetual PIERS has a liquidation preference of $50 and will receive dividends on a non-cumulative basis only when declared by our Board of Directors at an annual rate of 5.625% (NYSE: AHL-PR) of the $50 Liquidation Preference of each Perpetual PIERS.

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

On November 15, 2006, the Company issued 8,000,000 preference shares with a liquidation preference of $25 for an aggregate amount of $200.0 million. Each share will receive dividends on a non-cumulative basis only when declared by our Board of Directors initially at an annual rate of 7.401% (the “7.401% Preference shares”) (NYSE: AHL-PRA). Starting on January 1, 2017, the dividend rate will be paid at a floating annual rate, reset quarterly, equal to 3-month LIBOR plus 3.28%. These shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. We raised proceeds of $196.3 million, net of total costs of $3.7 million, from this issuance.

On March 31, 2009, we purchased 2,672,500 of our 7.401% $25 liquidation price preference shares at a price of $12.50 per share. For earnings per share purposes, the purchase resulted in a $31.5 million gain, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% Preference Shares.

On April 11, 2012, the Company issued 6,400,000 shares of 7.250% Perpetual Non-Cumulative Preference Shares (the “7.250% Preference Shares”) (NYSE: AHL-PRB). The 7.250% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $154.5 million, comprising $160.0 million of total liquidation preference less $5.5 million of issue expenses.

The 7.250% Preference Shares rank equally with the Perpetual PIERS and the 7.401% Preference Shares and have no fixed maturity date. The Company may redeem all or a portion of the Preference Shares at a redemption price of $25 per share on or after July 1, 2017.

In the event of liquidation of the Company, the holders of outstanding preference shares would have preference over the ordinary shareholders and would receive a distribution equal to the liquidation preference per share, subject to availability of funds. In connection with the issuance of the 7.401% Preference Shares, the Company entered into a Replacement Capital Covenant, initially for the benefit of persons that hold the Company’s Senior Notes, that the Company will not redeem or repurchase the 7.401% Preference Shares on or before November 15, 2046, unless, during the six months prior to the date of that redemption or repurchase, the Company receives a specified amount of proceeds from the sale of ordinary shares.

On August 17, 2012, the Company designated the 6.00% Senior Notes due December 15, 2020, as the covered debt in accordance with the terms of the Replacement Capital Covenant.

14.	Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders.

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. There were no significant restrictions under company law on the ability of Aspen U.K. and Aspen Bermuda to pay dividends funded from their respective accumulated balances of retained income as at December 31, 2012 of approximately $140.0 million and $483.6 million, respectively. In addition, Aspen U.K. held a capital contribution reserve of $470.0 million which under certain circumstances would also be distributable. Aspen Specialty could pay a dividend without regulatory approval of approximately $7.7 million. AAIC could pay a dividend without regulatory approval of approximately $10.3 million. AUL had no distributable reserves as at December 31, 2012.

As of December 31, 2012, there were no restrictions under Bermudian law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.

Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company, excluding its Lloyd’s syndicate, as at December 31, 2012 and December 31, 2011 was approximately:

	As at December 31, 2012
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$43.7	$1,089.7	$202.6
Statutory capital and surplus	$273.2	$1,934.3	$1,273.6

	As at December 31, 2011
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$27.2	$1,024.0	$212.5
Statutory capital and surplus	$180.1	$1,711.0	$1,330.0

AUL as the sole corporate member of our Lloyd’s Syndicate is required to maintain Funds at Lloyd’s of $278.5 million. As at December 31, 2012, AUL had total funds at Lloyd’s of $280.2 million, of which $245.5 million was provided by way of letter of credit secured on assets of Aspen Bermuda.

15.	Retirement Plans

The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $11.1 million in the twelve months ended December 31, 2012, $11.0 million in the twelve months ended December 31, 2011 and $7.7 million in the twelve months ended December 31, 2010.

16.	Share-Based Payments

The Company has issued options and other equity incentives under three arrangements: investor options, the employee incentive plan and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.

(a)	Investor Options

The investor options were issued on June 21, 2002 in connection with the transfer to us of part of the operations of Wellington, our predecessor company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of the Lloyd’s syndicate managed by Wellington (“the Wellington Names”).

All of the options issued to Wellington were exercised on March 28, 2007 resulting in the issuance of 426,083 ordinary shares by the Company.

The options issued to the Wellington Names were held for their benefit by Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”). The subscription price payable under the options was initially £10 and increased by 5% per annum, less any dividends paid. Option holders were not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. All options were exercised prior to the expiry date of June 21, 2012.

The table below shows the number of Names’ options exercised and the number of shares issued since our initial public offering:

	Options Granted	Options Exercised	Ordinary Shares Issued
2002	3,006,760	—	—
2003	—	440,144	152,583
2004	—	856,218	135,321
2005	—	303,321	56,982
2006	—	34,155	3,757
2007	—	66,759	7,381
2008	—	20,641	3,369
2009	—	9,342	3,056
2010	—	149,895	49,538
2011	—	761,037	255,504
2012	—	365,248	116,510

Total as at December 31, 2012	3,006,760	3,006,760	784,001

The following table summarizes information about investor options to purchase ordinary shares outstanding at December 31, 2012 and December 31, 2011:

	At December 31, 2012		At December 31, 2011
	Options		Options		Exercise Price
Option Holder	Outstanding	Exercisable	Outstanding	Exercisable			Expiration
Names’ Trustee	—	—	365,248	365,248	$18.96	(1)	June 21, 2012

(1)	Exercise price at June 15, 2012 being the most recent exercise date. Exercise price at any date is the amount in U.S. Dollars converted at an average exchange rate over a five-day period from an underlying price of £10 per share increased by 5% per annum from June 21, 2002 to date of exercise, less the amount of any prior dividend or distribution per share.

b)	Employee equity incentives

Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan, as amended. When options are converted, new shares are issued as the Company does not currently hold treasury shares.

Options. The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2012.

	As at December 31, 2012
	Options Granted	Options Forfeited	Options Exercised	Outstanding and Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date	Remaining Contractual Time
Option Holder
2003 Option grants	3,884,030	712,906	2,877,034	294,090	$16.20	$ 5.31	8 mths
2004 Option grants	500,113	276,003	114,354	109,756	$24.44	$ 5.74	2 yrs
2006 Option grants February 16	1,072,490	450,567	219,501	402,422	$23.65	$ 6.99	3 yrs 2 mths
2007 Option grants May 4	607,641	154,181	63,829	389,625	$27.28	$ 6.14	1 yr 4 mths

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

The intrinsic value of options exercised in the twelve months ended December 31, 2012 was $18.7 million (2011 — $0.4 million, 2010 — $8.4 million).

The following shows the compensation costs charged/(credited) in the twelve months ended December 31, 2012, 2011 and 2010 by each type of option granted.

	Twelve Months Ended December 31,
Option Holder	2012	2011	2010
	($ in millions)
2007 Option grants	$—	$—	$(0.5)

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant date
	October 22, 2007	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003(1)
Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.70%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	—
Foreign currency volatility	—	—	—	—	9.40%	9.40%

(1)	The 2003 options had a price volatility of zero. The minimum value method was utilized because the Company was unlisted on the date that the options were issued. Foreign currency volatility of 9.40% was applied as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met and all options were forfeited.

The total tax charge recognized by the Company in relation to employee options in the twelve months ended December 31, 2012 was $Nil (2011 — $Nil; 2010 — $Nil).

Restricted Share Units. The following table summarizes information about restricted share units (“RSUs”) as at December 31, 2012.

	As at December 31, 2012
	Restricted Share Units
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2008 Grants	516,796	490,284	26,512	—
2009 Grants	97,389	78,745	18,644	—
2010 Grants	168,707	114,706	8,872	45,129
2011 Grants	183,019	58,676	19,941	104,402
2012 Grants	350,899	—	20,214	330,685

Total	1,316,810	742,411	94,183	480,216

Restricted share units granted to employees vest over a two or three-year period, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. Holders of restricted share units will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date. Holders of restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

The fair value of the restricted share units is based on the closing price on the date of the grant. The fair value is expensed through the consolidated income statement evenly over the vesting period.

Compensation cost in respect of restricted share units charged against income was $7.6 million for the twelve months ended December 31, 2012 (2011 — $3.0 million; 2010 — $2.7 million) with a fair value adjustment for the twelve months ended December 31, 2012 of $0.3 million (2011 — $Nil; 2010 — $Nil). The total tax credit recognized by the Company in relation to RSUs in the twelve months ended December 31, 2012 was $1.6 million (2011 — $1.0 million; 2010 — $0.9 million).

Performance Shares.    The following table summarizes information about performance shares as at December 31, 2012.

	As at December 31, 2012
	Performance Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2009 Grants	2,553,707	1,451,709	1,101,998	—
2010 Grants	750,137	325,439	424,698	—
2011 Grants	890,794	258,333	115,803	516,658	(1)
2012 Grants	344,131	62,930	47,208	233,993	(1)

Total	4,538,769	2,098,411	1,689,707	750,651

(1)	These balances could increase depending on future performance.

Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the approval of the Board of Directors of the final performance target in the three-year period, and subject to the participant’s continued employment.

On April 27, 2010, the Compensation Committee approved the grant of 732,444 performance shares of which 720,098 were granted with a grant date of February 11, 2010, and 12,346 were granted with a grant date of April 16, 2010. On October 26, 2010, the Compensation Committee approved the grant of 17,693 additional performance shares with a grant date of November 1, 2010. The performance shares are subject to a three-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on the following formula, and will only be issuable at the end of the three-year period.

If the ROE achieved in any given year is:

•	less than 7%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant);

•	between 7% and 12%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; and

•	between 12% and 22%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

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

2010 Performance Shares
Year	Split	ROE	Banked
2010	33.3%	11.2%	28.5%
2011	33.3%	(5.3)%	—
2012	33.3%	10.0%	21.3%

Total	100.0%		49.8%

The total number of shares that have vested for the 2010 performance shares in 2010 was 186,214. The total number of shares that have vested for the 2010 performance shares in 2011 was nil. The total number of 2010 performance shares that will vest in 2012 upon the filing of this report will be 139,225.

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

If the ROE achieved in 2011 is:

•	less than 6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant);

•	between 6% and 11%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; and

•	between 11% and 21%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

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

2011 Performance Shares
Year	Split	ROE	Banked
2011	33.3%	(5.3)%	—
2012	33.3%	10.0%	33.3%
2013	33.3%	NA	NA

Total	100.0%		33.3%

The total number of shares that have vested for the 2011 performance shares in 2011 was nil. The total number of 2011 performance shares that will vest in 2012 upon the filing of this report will be 169,981.

On February 2, 2012, the Compensation Committee approved the grant of 334,125 performance shares with a grant date of February 8, 2012. An additional grant of 10,006 performance shares was made on November 1, 2012. The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2012 is:

•	less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant);

•	between 5% and 10%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; and

•	between 10% and 20%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

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

2012 Performance Shares		Increase in BVPS
Year	Split		Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	NA	NA
2014	33.3%	NA	NA

Total	100.0%		21.9%

The total number of 2012 performance shares that will vest in 2012 upon the filing of this report will be 62,930.

The fair value of the performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period.

Compensation costs charged against income in respect of performance shares were $11.1 million for the twelve months ended December 31, 2012 (2011 — $Nil; 2010 — $10.3 million). The total tax credit recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2012 was $3.0 million (2011 — $Nil; 2010 — $2.3 million).

A summary of performance share activity under Aspen’s 2003 Share Incentive Plan for the twelve months ended December 31, 2012 is presented below:

	Twelve Months Ended December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding performance share awards, beginning of period	1,241,396	$26.68
Granted	344,131	23.70
Earned	(460,488)	26.35
Forfeited	(374,388)	24.24

Outstanding performance share awards, end of period	750,651	$26.77

2012 Phantom Shares.    On February 2, 2012, the Compensation Committee approved the grant of 278,143 phantom shares with a grant date of February 8, 2012 (2011— Nil). The phantom shares will be subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2012 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

2012 Phantom Shares		Increase in BVPS
Year	Split		Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	NA	NA
2014	33.3%	NA	NA

Total	100.0%		21.9%

The fair value of the phantom shares is based on the closing share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. The total number of 2012 phantom shares that will vest upon the filing of this report will be 61,006.

Compensation costs charged against income in respect of phantom shares were $1.3 million for the twelve months ended December 31, 2012 (2011 — $Nil; 2010 — $Nil) with a fair value adjustment for the twelve months ended December 31, 2012 of $0.1 million (2011 — $Nil; 2010 — $Nil). The total tax credit recognized by the Company in relation to phantom share awards in the twelve months ended December 31, 2012 was $0.3 million (2011 — $Nil; 2010 — $Nil).

Employee Share Purchase Plans.    On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan and the International Plan (the “ESPP”) and the U.K. Sharesave Plan, which are implemented by a series of consecutive offering periods as determined by the Board. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. In respect of the U.K. Sharesave Plan, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. For the year ended December 31, 2012, 75,066 ordinary shares were issued under the plan (2011 — 47,928). Compensation cost charged against income in respect of the ESPP for the twelve months ended December 31, 2012 was $0.2 million (2011 — $0.4 million; 2010 — $0.7 million). The total tax credit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2012 was $Nil (2011 — $Nil; 2010 — $Nil).

The fair value of the employee options granted was estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant Date	Per share weighted average fair value	Risk free interest rate	Dividend yield	Expected life	Share price volatility
	($)	(%)	(%)	(in years)	(%)
November 4, 2008	$3.18	0.48%	2.70%	3.0	68.0%
December 4, 2008	2.87	(0.41)	3.16	2.0	102.0
November 23, 2009	3.76	0.01	2.28	3.0	22.0
December 21, 2009	3.82	0.04	2.34	2.0	18.0
December 22, 2010	4.24	0.13	2.07	3.0	14.0
December 22, 2010	4.46	0.13	2.07	2.0	14.0
December 13, 2011	4.20	0.05	2.80	3.0	26.2
December 13, 2011	$3.85	0.05%	2.75%	2.0	26.2%

(c)	Non-employee equity incentives

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”).

Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2012.

	Options	Options	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Option Holder	Outstanding	Exercisable
Non-Employee Directors — 2006 Option grants (May 25)	8,870	8,870	$21.96	$4.24	3 yrs 5 months
Non-Employee Directors — 2007 Option grants (July 30)	4,024	4,024	$24.76	$4.97	4 yrs 7 months

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

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2012.

	As at December 31, 2012
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors — 2010 and prior	86,025	(81,338)	(4,687)	—
Non-Employee Directors — 2011	23,408	(21,457)	(1,951)	—
Non-Employee Directors — 2012	29,071	(24,225)	—	4,846
Chairman — 2010 and prior	41,372	(41,372)	—	—
Chairman — 2011	16,722	(16,722)	—	—
Chairman — 2012	17,705	(14,754)	—	2,951

Total	214,303	(199,868)	(6,638)	7,797

One-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date, or on the date of departure of a director (for the amount vested through such date). RSUs entitle the holder to receive one ordinary share unit for each unit that vests. Holders of RSUs are not entitled to any of the rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

In respect of the RSUs granted to the Chairman up to December 31, 2009, one-third of the grants vests on the anniversary date of grant over a three-year period. For grants from January 1, 2010, onwards, one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date, or on the date of departure.

The fair value of the RSUs is based on the closing price on the date of the grant. Compensation cost charged against income was $1.4 million for the twelve months ended December 31, 2012 (2011 — $1.6 million; 2010 — $1.0 million).

The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2012 was $Nil (2011 — $Nil; 2010 — $Nil).

(d)	Summary of investor options, employee and non-employee share options and restricted share units.

A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2012
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	2,831,508	$19.84
Exercised	(1,612,242)	15.72
Forfeited or expired	(10,479)	26.28

Outstanding and Exercisable options, end of period	1,208,787	$23.07

	Twelve Months Ended December 31, 2011
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	3,660,436	$19.47
Exercised	(814,528)	19.52
Forfeited or expired	(14,400)	21.65

Outstanding and Exercisable options, end of period	2,831,508	$19.84

	Twelve Months Ended December 31, 2012
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	319,138	$26.58
Granted	393,888	28.27
Vested	(179,177)	21.31
Forfeited	(45,836)	27.19

Outstanding restricted stock, end of period	488,013	$27.81

	Twelve Months Ended December 31, 2011
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	280,491	$26.57
Granted	223,149	27.19
Vested	(160,409)	26.79
Forfeited	(24,093)	26.66

Outstanding restricted stock, end of period	319,138	$26.58

17.	Intangible Assets

	As at December 31, 2012				As at December 31, 2011
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
		($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$1.8	$20.0	$1.6	$16.6	$2.8	$21.0
Amortization	—	—	(1.0)	(1.0)	—	—	(1.0)	(1.0)

End of the period	$1.6	$16.6	$0.8	$19.0	$1.6	$16.6	$1.8	$20.0

License to use the “Aspen” Trademark.    On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. Following the acquisition of the right to use the trademark indefinitely we now consider the trademark to have an indefinite life and have therefore recorded the asset on our consolidated balance sheet at unamortized cost. As at December 31, 2012, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2011 — $1.6 million). The license is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Insurance Licenses.    On February 4, 2010, the Company entered into a stock purchase agreement to purchase a U.S. insurance company with licenses to write insurance business on an admitted basis in the U.S. The Company closed the transaction on August 16, 2010. The total value of the licenses as at December 31, 2012 was $16.6 million (December 31, 2011 — $16.6 million). This includes $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other.    On January 22, 2010, the Company entered into a sale and purchase agreement to purchase APJ for an aggregate consideration of $4.8 million. The Company closed the transaction on March 22, 2010. The directors of Aspen Holdings have assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represents our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at December 31, 2012 was $0.8 million (December 31, 2011 — $1.8 million).

18.	Commitments and Contingencies

(a)	Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. and other policyholders and by obligations to certain regulatory authorities, to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table details the forms and value of the Company’s restricted assets as at December 31, 2012 and 2011.

	As at December 31, 2012	As at December 31, 2011
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$598.7	$447.4
Third party	1,933.5	1,682.3
Letters of credit / guarantees	1,189.2	1,374.1

Total restricted assets	$3,721.5	$3,503.8

Total as percent of cash and invested assets	45.6%	46.3%

(1)	As of December 31, 2012, the Company had pledged funds of $1,163.2 million and £16.0 million (December 31, 2011 — $1,344.1 million and £19.3 million) as collateral for the secured letters of credit.

Letters of credit.    Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2012 and 2011, these funds amounted to approximately 46% of the $8.2 billion and approximately 46% of the $7.6 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. Refer to Note 21 “Credit Facility and Long-term Debt” for further discussion of our credit facilities and long-term debt arrangements.

Funds at Lloyd’s.    AUL operates in Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The cash, investments and letter of credit at December 31, 2012 amount to $280.2 million (December 31, 2011 — $272.2 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2012 was $0.6 million (December 31, 2011 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

U.S. Reinsurance Trust Fund.    For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,289.1 million at December 31, 2012 and $1,170.5 million at December 31, 2011. At December 31, 2012, the total value of assets held in the trust was $1,123.0 million (2011 — $1,323.7 million).

For its U.S. reinsurance activities, Aspen Bermuda has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million. At December 31, 2012, total value assets held in the trust were $295.6 million (2011 — $20.0 million).

U.S. Surplus Lines Trust Fund.    Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2012 was $145.3 million (2011 — $147.3 million).

U.S. Credit and Surety Lines Trust Fund.    Aspen U.K. has also established a U.S. credit and surety lines trust fund with a U.S. bank to secure liabilities under U.S. credit and surety lines policies. The balance held in the trust at December 31, 2012 was $10.0 million (2011 — $10.0 million).

U.S. Regulatory Deposits.    As at December 31, 2012, Aspen Specialty had a total of $6.2 million (2011 — $6.8 million) on deposit with six U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $6.2 million (2011 — $5.6 million) on deposit with twelve U.S. states.

Canadian Trust Fund.    Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2012, the balance held in trust was CAD$346.5 million (2011 — CAD$353.0 million).

Australian Trust Fund.    Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2012, the balance held in trust was AUD$184.9 million (2011 — AUD$181.8 million).

Swiss Trust Fund.    Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2012, the balance held in trust was CHF8.3 million (2011— CHF3.1 million).

Singapore Fund.    Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singaporean insurance license and meet local solvency requirements. As at December 31, 2012, the balance in the account was SGD$84.2 million (2011 — SGD$118.5 million).

(b)	Operating leases

Amounts outstanding under operating leases as of December 31, 2012 were:

As at December 31, 2012	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$11.5	11.3	10.7	7.7	6.0	9.0	$56.2

As at December 31, 2011	2012	2013	2014	2015	2016	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.6	9.8	9.4	9.0	6.8	19.1	$64.7

We terminated our lease in Bermuda on October 30, 2011 and entered into a new lease for new premises (14,000 square feet). The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing September 2021.

Total rental and premises expenses for 2012 was $18.9 million (2011 — $17.3 million). For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

The total depreciation for fixed assets was $21.2 million for the twelve months ended December 31, 2012 (2011 — $11.2 million). Accumulated depreciation as at December 31, 2012, was $75.0 million (2011 — $53.8 million).

(c)	Variable interest entities

As at December 31, 2012, the Company had two investments in variable interest entities: Cartesian Iris Offshore Fund L.P. and Chaspark Maritime Holdings Ltd.

Cartesian Iris Offshore Fund L.P. See Note 6 for further information regarding the Company’s investment in Cartesian Iris Offshore Fund L.P.

Chaspark Maritime Holdings Ltd. See Note 6 for further information regarding the Company’s investment in Chaspark Maritime Holdings Ltd.

(d)	Contingencies

On November 28, 2011, the Knott Circuit Court of the Commonwealth of Kentucky granted a motion for partial summary judgment in favor of Muriel Don Coal Inc. (“Muriel Don”) against Aspen U.K. and Aspen Specialty in an amount of $42.0 million, together with interest thereon at a rate of 12%

from March 25, 2010. The Court further ordered that Muriel Don’s additional claims for bad faith and punitive damages should be determined at trial. This order arises from a denial of coverage by us on a $1.0 million limit general liability insurance policy issued to Muriel Don. In 2012, we entered into arbitration regarding this judgment and on March 5, 2012, reached an agreed settlement.

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

Reinsurance recoverables

The total amount recoverable by the Company from reinsurers at December 31, 2012 is $499.0 million (2011 — $426.6 million).

Of the balance at December 31, 2012, 20.2% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P and 10.5% is with Munich Re which is rated A+ by A.M. Best and AA—by S&P. These are the Company’s largest exposures to individual reinsurers.

Underwriting premium receivables

The total underwriting premium receivable by the Company at December 31, 2012 was $1,057.5 million (2011 — $894.4 million).

Of the balance receivable at December 31, 2012, $1.8 million has been due for settlement for more than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. The Company considers the receivables balance to be collectable in full. No provision has been included for credit risk on the grounds that past experience has proved that when there is an indication that a premium receivable is unlikely to be collected we are able to cancel the policy and release associated claims, provisions and unearned premium reserves.

Investments and cash and cash equivalents

The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2012, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.

Balances owed by brokers

The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2012 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2012	2011	2010
Broker	(in percentages)
Aon Corporation	18.5%	19.5%	19.4%
Marsh & McLennan Companies, Inc.	15.8	18.9	19.0
Willis Group Holdings, Ltd.	15.1	16.1	14.9
Others(1)	50.6	45.5	46.7

Total	100.0%	100.0%	100.0%

Gross written premiums ($ millions)	$2,583.3	$2,207.8	$2,076.8

(1)	No other individual broker accounted for more than 10% of total gross written premiums.

20.	Other Comprehensive Income

Other comprehensive income is defined as any change in the Company’s equity from transactions and other events originating from non-owner sources. These changes comprise our reported adjustments, net of taxes.

The following table sets out the components of the Company’s other comprehensive income, for the following periods:

	Twelve Months Ended December 31, 2012
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$ 19.1	$(9.3)	$ 9.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	(11.5)	—	(11.5)

Total other comprehensive income	$ 7.8	$(9.3)	$ (1.5)

	Twelve Months Ended December 31, 2011
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$ 96.2	$(2.7)	$ 93.5
Loss on derivatives	0.3	—	0.3
Change in currency translation	10.8	—	10.8

Total other comprehensive income	$107.3	$(2.7)	$104.6

	Twelve Months Ended December 31, 2010
	Pre-Tax	Income Tax Effect	After Tax
	($ in millions)
Other Comprehensive Income
Unrealized gains on investments	$53.9	$2.9	$56.8
Loss on derivatives	0.2	—	0.2
Change in currency translation	10.0	—	10.0

Total other comprehensive income	$64.1	$2.9	$67.0

21.	Credit Facility and Long-term Debt

On July 30, 2010, the Company entered into a three-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $280.0 million or issue letters of credit with an aggregate value of up to $280.0 million. The facility can be used by any of the Borrowers (as defined in the agreement) to provide funding for the operating subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility further provides for the issuance of collateralized letters of credit. Initial availability under the facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The facility will expire on July 30, 2013. As of December 31, 2012, no borrowings were outstanding under the credit facilities.

Under the credit facility, the Company must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35%. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. Under the credit facility, we would be in default if Aspen U.K.’s or Aspen Bermuda’s insurer financial strength ratings fall below A.M. Best financial strength rating of B++.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company had $37.5 million of outstanding collateralized letters of credit under this facility at December 31, 2012 (2011 — $49.8 million).

On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe plc dated October 29, 2008 in a maximum aggregate amount of up to $450.0 million with a new letter of credit facility in a maximum aggregate amount of up to $550.0 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million.

On July 30, 2012, Aspen Bermuda and Citibank Europe replaced the existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will expire in two separate tranches; Tranche II, which consists of $300.0 million, will expire on June 30, 2013, and Tranche I, which consists of the remaining maximum aggregate amount of $650.0 million, expires on June 30, 2014. The Company had $839.1 million of outstanding collateralized letters of credit under this facility at December 31, 2012. Included in outstanding collateralized letters of credit is a letter of credit for $245.5 million provided to AUL as Funds at Lloyd’s as described above.

On August 16, 2004, we closed our offering of $250.0 million 6.0% coupon Senior Notes due to mature in 2014. The net proceeds from the Senior Notes offering were $249.3 million.

On December 15, 2010, we closed our public offering of $250.0 million 6.0% coupon Senior Notes due to mature in 2020. The net proceeds from the Senior Notes offering were $247.5 million, before offering expenses.

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

The following table summarizes our contractual obligations under the long-term debts as of December 31, 2012.

	Payments Due By Period
Contractual Basis	Total	Less Than 1 year	1- 3 Years	3-5 Years	More Than 5 years
	($ in millions)
Long-term Debt Obligations	$500.0	—	$250.0	—	$250.0

The Senior Notes obligation disclosed above does not include the $30.0 million annual interest payable associated with the Senior Notes.

22.	Unaudited Quarterly Financial Data

The following is a summary of the quarterly financial data for the twelve months ended December 31, 2012, 2011 and 2010.

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Year Ended December 31, 2012
	($ in millions except for per share amounts)
Gross written premium	$782.1	$666.6	$558.4	$576.2	$2,583.3
Gross earned premium	557.1	580.7	601.8	645.4	2,385.0
Net earned premium	495.4	513.4	516.2	558.5	2,083.5
Losses and loss adjustment expenses	(284.0)	(262.1)	(255.0)	(437.4)	(1,238.5)
Policy acquisition, general, administrative and corporate expenses	(180.9)	(185.5)	(193.8)	(166.1)	(726.3)

Underwriting profit, including corporate expenses	$30.5	$65.8	$67.4	$(45.0)	$118.7

Net investment income	52.4	52.8	48.6	51.1	204.9
Interest expense	(7.7)	(7.7)	(7.8)	(7.7)	(30.9)
Other (expense) income	(0.3)	2.9	4.5	(6.2)	0.9

Total other operating revenue	$44.4	$48.0	$45.3	$37.2	$174.9

Operating income/(loss) before tax	$74.9	$113.8	$112.7	$(7.8)	$293.6

Net exchange gains/(losses)	3.7	(13.0)	7.7	(0.4)	(2.0)
Net realized investment gains/(losses)	5.5	(10.0)	2.7	5.6	3.8

Income before tax	$84.1	$90.8	$123.1	$(2.6)	$295.4

Income tax (expense)/benefit	(5.4)	(6.2)	(8.0)	4.6	(15.0)

Net income after tax	$78.7	$84.6	$115.1	$2.0	$280.4

Ordinary Shares
Basic weighted average ordinary shares	70,943,997	71,303,855	71,129,102	71,007,079	71,095,856
Weighted average effect of dilutive securities	2,888,737	2,542,048	2,268,694	2,550,579	2,593,567

Total diluted weighted average ordinary shares	73,832,734	73,845,903	73,397,796	73,557,658	73,689,423

Earnings per ordinary shares
Basic	$1.03	$1.07	$1.50	$(0.09)	$3.51
Diluted	$0.99	$1.03	$1.45	$(0.09)	$3.38

	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Year Ended December 31, 2011
	($ in millions except for per share amounts)
	(As Adjusted)
Gross written premium	$671.3	$582.2	$495.6	$458.7	$2,207.8
Gross earned premium	508.8	524.8	549.9	557.6	2,141.1
Net earned premium	452.4	459.8	486.9	489.4	1,888.5
Losses and loss adjustment expenses	(528.9)	(326.4)	(306.2)	(394.5)	(1,556.0)
Policy acquisition, general, administrative and corporate expenses (1)	(143.9)	(157.4)	(165.4)	(164.8)	(631.5)

Underwriting profit/(loss), including corporate expenses(1)	$(220.4)	$(24.0)	$15.3	$(69.9)	$(299.0)

Net investment income	55.5	58.6	57.3	54.2	225.6
Interest expense	(7.7)	(7.7)	(7.7)	(7.7)	(30.8)
Other (expense) income	(8.1)	6.8	(9.1)	3.6	(6.8)

Total other operating revenue	$39.7	$57.7	$40.5	$50.1	$188.0

Operating income/(loss) before tax(1)	$(180.7)	$33.7	$55.8	$(19.8)	$(111.0)

Net exchange gains/(losses)	2.9	(7.7)	0.3	2.3	(2.2)
Net realized investment gains (losses)	8.5	(15.7)	(32.9)	6.0	(34.1)

(Loss)/income before tax(1)	$(169.3)	$10.3	$23.2	$(11.5)	$(147.3)

Income tax benefit/(expense)	16.5	(1.2)	(2.0)	23.9	37.2

Net (loss)/income after tax(1)	$(152.8)	$9.1	$21.2	$12.4	$(110.1)

Ordinary Shares
Basic weighted average ordinary shares	70,551,859	70,792,483	70,699,343	70,615,233	70,665,166
Weighted average effect of dilutive securities(2)	—	2,776,427	2,600,642	2,645,341	—

Total diluted weighted average ordinary shares	70,551,859	73,568,910	73,299,985	73,260,574	70,665,166

Earnings per ordinary shares
Basic (1)	$(2.25)	$0.05	$0.21	$0.09	$(1.88)
Diluted (1)	$(2.25)	$0.05	$0.21	$0.09	$(1.88)

(1)	In 2012, the Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of these consolidated financial statements.

(2)	The basic and diluted number of ordinary shares for the quarter ended March 31, 2011, and the year ended December 31, 2011, are the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Year Ended December 31, 2010
	($ in millions except for per share amounts)
	(As Adjusted)
Gross written premium	$702.8	$545.4	$415.8	$412.8	$2,076.8
Gross earned premium	517.1	523.5	503.3	550.4	2,094.3
Net earned premium	467.6	479.9	451.7	499.7	1,898.9
Losses and loss adjustment expenses	(378.8)	(276.7)	(285.8)	(307.4)	(1,248.7)
Policy acquisition, general, administrative and corporate expenses (1)	(137.0)	(140.4)	(140.6)	(169.1)	(587.1)

Underwriting profit/(loss), including corporate expenses(1)	$(48.2)	$62.8	$25.3	$23.2	$63.1

Net investment income	59.4	57.5	58.1	57.0	232.0
Interest expense	(3.8)	(4.0)	(3.9)	(4.8)	(16.5)
Other (expense) income	(0.9)	1.6	(1.9)	10.1	8.9

Total other operating revenue	$54.7	$55.1	$52.3	$62.3	$224.4

Operating income/(loss) before tax(1)	$6.5	$117.9	$77.6	$85.5	$287.5

Net exchange gains/(losses)	1.5	(2.6)	3.4	(0.1)	2.2
Net realized investment gains (losses)	12.3	5.7	22.1	10.5	50.6

Income before tax(1)	$20.3	$121.0	$103.1	$95.9	$340.3

Income taxes	(2.0)	(12.1)	(10.3)	(3.2)	(27.6)

Net income after tax(1)	$18.3	$108.9	$92.8	$92.7	$312.7

Ordinary Shares
Basic weighted average ordinary shares	77,394,967	77,289,082	76,722,965	73,996,399	76,342,632
Weighted average effect of dilutive securities	3,243,684	3,438,173	3,640,775	3,737,316	3,672,106

Total diluted weighted average ordinary shares	80,638,651	80,727,255	80,363,740	77,733,715	80,014,738

Earnings per ordinary shares
Basic(1)	$0.16	$1.34	$1.14	$1.18	$3.80
Diluted(1)	$0.16	$1.28	$1.08	$1.12	$3.62

(1)	The application of ASU 2010-26 has had no impact on the general, administrative and corporate expenses for the twelve months ended December 31, 2010. For more information, refer to Note 2(l) of these consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE I — INVESTMENTS

For the Twelve Months Ended December 31, 2012, 2011 and 2010

The Company’s investments comprise investments in related parties.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As at December 31, 2012 and 2011

	As at December 31, 2012	As at December 31, 2011
	($ in millions, except per share amounts)
ASSETS		As Adjusted
Cash and cash equivalents	$192.3	$125.3
Investments in subsidiaries	2,715.3	2,554.1
Other investments	36.2	33.1
Eurobond issued by subsidiary	970.0	917.0
Intercompany funds due from affiliates	86.0	32.9
Other assets	6.4	7.3

Total Assets	$4,006.2	$3,669.7

LIABILITIES
Accrued expenses and other payables	18.7	14.7
Long-term debt	499.1	499.0

Total liabilities	$517.8	$513.7

SHAREHOLDERS’ EQUITY
Ordinary shares: 70,655,698 ordinary shares of 0.15144558¢ each (2011 — 70,655,698)	$0.1	$0.1
Preference shares: 4,600,000 5.625% shares of par value 0.15144558¢ each (2011 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (2011 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (2011 — Nil)	—	—
Additional paid in capital	1,516.7	1,385.0
Retained earnings(1)	1,544.0	1,341.7
Non-controlling interest	0.2	0.3
Accumulated other comprehensive income, net of taxes
Unrealized gains on investments	315.2	305.4
Loss on derivatives	(0.5)	(0.7)
Gains on foreign currency translation	112.7	124.2

Total accumulated other comprehensive income	427.4	428.9

Total shareholders’ equity	3,488.4	3,156.0

Total liabilities and shareholders’ equity	$4,006.2	$3,669.7

(1)	In 2012, The Company adopted the provision of ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” Under the standard, the Company is required to expense the proportion of its general and administrative deferred acquisition costs not directly related to successful business acquisition. For more information on the impact of ASU 2010-26, please refer to Note 2(l) of the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Twelve Months Ended December 31, 2012, 2011 and 2010

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
	($ in millions)
Operating Activities:		(As adjusted )
Equity in net (loss)/earnings of subsidiaries(1)	$160.6	$(311.5)	$(19.3)
Net investment income	—	—	—
Dividend income	100.0	185.0	323.1
Interest income on Eurobond	56.5	52.0	36.5
Change in fair value of derivatives	—	—	(7.0)
Realized investment gains	3.2	3.1	2.7
Other income	3.4	4.0	8.1

Total Revenues	323.7	(67.4)	344.1

Expenses:
Operating and administrative expenses	(12.4)	(11.9)	(14.6)
Interest expense	(30.9)	(30.8)	(16.8)

Income from operations before income tax	280.4	(110.1)	312.7
Income tax	—	—	—

Net income	280.4	(110.1)	$312.7

Add: Loss attributable to non-controlling interest	0.2	0.1	0.3

Net income/(loss) attributable to Aspen Insurance Holdings Limited ordinary shareholders	280.6	(110.0)	313.0

Other comprehensive income/(loss), net of taxes:
Change in unrealized losses on investments	9.8	93.5	$56.8
Loss on derivatives reclassified to interest expense	0.2	0.3	0.2
Change in unrealized gains on foreign currency translation	(11.5)	10.8	10.0

Other comprehensive income	(1.5)	104.6	67.0

Comprehensive income	$279.1	$(5.4)	$380.0

(1)	The application of ASU 2010-26 has resulted in a net $4.3 million increase in the general, administrative and corporate expenses for the twelve months ended December 31, 2011. For more information, please refer to Note 2(l) of the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — Continued

STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31, 2012, 2011 and 2010

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
	($ in millions)
Cash Flows Provided By Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)(1)	$119.8	$201.4	$332.0
Adjustments:
Share-based compensation expenses	17.8	4.0	12.8
Realized and unrealized (gains)	(3.2)	(3.1)	(2.7)
Loss on derivative reclassified to interest expense	0.2	0.3	0.2
Change in other assets	1.1	0.9	(4.8)
Change in accrued expenses and other payables	4.0	(4.4)	2.2
Change in intercompany activities	(58.5)	11.8	188.4

Net cash generated by operating activities	81.2	210.9	528.1

Cash Flows Used in Investing Activities:
(Purchase) of other investments	—	—	—

Net cash (used in) investing activities	—	—	—

Cash Flows Used in Financing Activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	22.1	0.8	20.3
Proceeds from issuance of preference shares, net of issuance costs	154.5	—	—
Ordinary share repurchase	(62.7)	(8.1)	(407.8)
Proceeds from long term debt	—	—	249.2
Ordinary and preference share dividends paid	(78.1)	(65.3)	(69.3)
Proceeds from maturity of Eurobond	50.0	—	—
Eurobond purchased from subsidiary	(100.0)	(367.0)	—

Net cash (used in)/generated by financing activities	(14.2)	(439.6)	(207.6)

Increase in cash and cash equivalents	67.0	(228.7)	320.5
Cash and cash equivalents — beginning of period	125.3	354.0	33.5

Cash and cash equivalents — end of period	$192.3	$125.3	$354.0

(1)	The application of ASU 2010-26 has had no impact on the general, administrative and corporate expenses for the twelve months ended December 31, 2010. For more information, refer to Note 2(l) of the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

For the Twelve Months Ended December 31, 2012, 2011 and 2010

Supplementary Information

($ in millions)

Year-ended December 31, 2012	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$109.4	$2,811.3	$469.1	$1,132.4		$635.3	$207.8	$1,156.9	$123.9
Insurance	113.6	1,469.4	529.1	951.1		603.2	173.4	1,090.0	168.2

Total	$223.0	$4,280.7	$998.2	$2,083.5	$204.9	$1,238.5	$381.2	$2,246.9	$292.1

Year-ended December 31, 2011	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$80.4	$2,770.0	$393.3	$1,108.3		$1,083.3	$197.7	$1,098.1	$111.8
Insurance	104.1	1,328.6	435.0	780.2		472.7	149.3	831.0	128.0

Total	$184.5	$4,098.6	$828.3	$1,888.5	$225.6	$1,556.0	$347.0	$1,929.1	$239.8

Year-ended December 31, 2010	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$93.8	$2,243.9	$460.3	$1,141.8		$693.5	$202.4	$1,118.5	$112.3
Insurance	73.0	1,296.7	336.3	757.1		555.2	126.1	772.6	99.4

Total	$166.8	$3,540.6	$796.6	$1,898.9	$232.0	$1,248.7	$328.5	$1,891.1	$211.7

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE IV — REINSURANCE

For the Twelve Months Ended December 31, 2012, 2011 and 2010

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2012	$1,355.4	$1,227.9	$(336.4)	$2,246.9
2011	$1,020.3	$1,187.5	$(278.7)	$1,929.1
2010	$914.6	$1,162.2	$(185.7)	$1,891.1

Premiums Earned

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions. except for percentages)
2012	$1,177.0	$(301.5)	$1,208.0	$2,083.5	58.0%
2011	$950.5	$(252.6)	$1,190.6	$1,888.5	63.0%
2010	$907.9	$(195.4)	$1,186.4	$1,898.9	62.5%

ASPEN INSURANCE HOLDINGS LIMITED

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

For the Twelve Months Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	($ in millions)
2012
Premiums receivable from underwriting activities	$—	$0.1	—	—	$0.1
Reinsurance	$0.2	—	—	—	$0.2
2011
Premiums receivable from underwriting activities	$1.5	$(1.5)	—	—	$—
Reinsurance	$0.2	—	—	—	$0.2
2010
Premiums receivable from underwriting activities	$1.4	$0.1	—	—	$1.5
Reinsurance	$0.2	—	—	—	$0.2